Form 10QSB
period 1996-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1996-05-22
CIK 772349

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington D.C.  20549
				  FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission File Number:  0-22474

		    AMERICAN BUSINESS FINANCIAL SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

	Delaware                                        87-0418807
	(State or other jurisdiction of                 (I.R.S. Employer
	incorporation or organization)                  Identification No.)

	111 Presidential Boulevard, Bala Cynwyd, PA     19004
	(Address of principal executive offices)        (Zip Code)

(610)  668-2440
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   [X]               No [ ]


As of May 1, 1996, there were 2,353,166 shares of the registrant's Common Stock issued and outstanding.


			PART I - FINANCIAL INFORMATION


	   AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
			   CONSOLIDATED BALANCE SHEETS


					March 31,       June 30,
					1996            1995
					(unaudited)
					-----------     ------------
ASSETS
Cash and cash equivalents               $   798,799     $  4,734,368
Loans and lease receivables - Net
	Available for sale               23,444,138        8,668,956
	Other                               499,345          328,401
Other receivables                         9,233,203        4,529,072
Prepaid expenses                          1,109,008          594,046
Property and equipment - Net of
accumulated depreciation and
amortization                              1,102,661          687,678
Other assets                              4,038,440        2,632,375
					-----------      -----------

		Total assets            $40,225,594      $22,174,896
					===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
	Debt                            $33,045,205     $17,824,007
	Accounts payable and
	accrued expenses                  2,475,710       1,117,930
	Deferred income taxes               575,869         704,304
	Other liabilities                 1,320,039         385,241

					 37,416,823      20,031,482

STOCKHOLDERS' EQUITY
	Common stock - par value $.001
	  Authorized 5,000,000 shares
	  Issued and outstanding
	  2,128,154 shares - June 30, 1995 and
	  2,353,166 shares - March 31, 1996
					      2,353           2,128

	Additional paid-in capital        1,931,699       1,331,892
	Retained earnings                 1,474,751         809,394
					  3,408,803       2,143,414
	Less note receivable                600,032
					  2,808,771       2,143,414

       Total liabilities and stockholders'
       equity                           $40,225,594     $22,174,896


See notes to consolidated statements.



	AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
		   CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


			   Three Months Ended           Nine Months Ended
				March 31,                    March 31,
			    1996         1995           1996           1995
			----------   ---------      ---------       ----------

Interest and fee income $  872,796   $  930,882     $2,454,622      $2,927,344
Interest expense           632,834      331,367      1,748,526         831,457
			 ---------   ----------     ----------       ---------
   Net interest income     239,962      599,515        706,096       2,095,887

Provision for
credit losses               13,883      101,185        305,634         137,387
			 ---------   ----------     ----------       ---------

   Net interest income after
     provision for credit
     losses                226,079      498,330        400,462       1,958,500

Other income                54,993    1,618,857      3,974,910       1,696,314
			 ---------   ----------     ----------       ---------
			   281,072    2,117,187      4,375,372       3,654,814

OPERATING EXPENSES
  Payroll and
  related costs            143,591      220,822         454,115        760,837
  Sales and marketing      715,654      528,785       1,776,122      1,035,566
  General and
  administrative           402,826      420,377       1,121,509        752,546
			----------   ----------      ----------     ----------
			 1,262,071    1,169,984       3,351,746      2,548,949
			==========   ==========      ==========     ==========

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES       (980,999)     947,203       1,023,626      1,105,865

PROVISION (CREDIT) FOR    (343,350)     392,027         358,269        464,463
  INCOME TAXES          -----------  ----------      ----------     ----------

NET INCOME (LOSS)      $  (637,649)  $  555,176     $   665,357    $   641,402
			----------   -----------     ----------     ----------
NET INCOME (LOSS)
PER SHARE              $     (.27)   $       .26    $       .29    $       .30
			----------   -----------     ----------     -----------

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING           2,353,166      2,128,152      2,278,160      2,128,152
		      -----------    -----------     ----------     -----------


See Notes to consolidated financial statements.



	AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOWS
		      INCREASE (DECREASE) IN CASH
			      (Unaudited)

					       Nine Months Ended
						    March 31,

					     1996             1995
				       ------------     ------------

CASH FLOW FROM OPERATIONS
  Net Income                           $    665,357      $   641,402
  Adjustments to reconcile net income
   to net cash provided by
   operating activities
   Amortization of loan and
    lease origination cost                  244,231          498,721
   Amortization of deferred
    servicing costs                          13,780
   Provision for losses                     305,634          137,387
   Depreciation and amortization of
    property and equipment                  217,356          120,932
   Amortization of financing and
    organization costs                      378,034          296,904
   Deferred income taxes                   (128,435)
   Accounts recovered (written off)           3,000          (87,126)
   Gain on sale of loans                 (3,973,968)      (1,584,749)
   (Increase ) decrease in
     accrued interest and
     fees on loan receivable               (170,944)         128,258
   Decrease in other receivables          5,914,610          178,657
   Increase in prepaid expenses            (514,962)        (262,556)
   Increase in other assets                 (73,317)        (126,818)
   Increase in accounts payable and
    accrued expenses                      1,357,780        1,485,705
   Increase in other liabilities            934,798          253,139
					 -----------     -----------
      Net cash provided by
       operating activities               5,172,954        1,679,856
					 -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Loans and leases originated           (39,431,191)     (10,403,963)
  Loan and lease payments received        1,705,977        2,206,438
  Decrease in securitization
   gain receivable                           44,183
  Principal receipts on investments          20,820
  Proceeds of loans sold                 14,287,075
  Purchase of property and equipment       (547,488)        (268,362)
					 ----------       ----------
     Net cash used in investing
      activities                        (23,920,624)      (8,465,887)
					 ----------       ----------


CASH FLOW FROM FINANCING ACTIVITIES
  Financing costs incurred                 (409,097)        (282,058)
  Net proceeds of
   (principal payments on)
   revolving lines of credit              4,095,000           27,569
  Proceeds of term notes payable - bank     250,000
  Principal payments on
   term notes payable - bank                                (200,617)
  Principal payments on
   notes payable - other                     (5,504)          (3,557)
  Proceeds from issuance of
   subordinated debentures               13,322,965        8,154,220
  Principal payments on
   subordinated debentures               (2,441,263)        (990,727)
					-----------       ----------
     Net cash provided by
      financing activities               14,812,101        6,704,830
					-----------       -----------




	AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
	    CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
			INCREASE (DECREASE) IN CASH
				 (Unaudited)


					     Nine Months Ended
						  March 31,
					     1996             1995
				       ------------     -------------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                       $ (3,935,569)         (81,201)

CASH AND CASH EQUIVALENTS - BEGINNING     4,734,368           82,583

CASH AND CASH EQUIVALENTS - ENDING     $    798,799      $     1,382
				       ------------     --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
		Cash paid during the period for
		Interest               $    780,990      $   329,580
		Income Taxes                 78,475           12,929

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

During the nine months ended March 31, 1995, the Company sold $9.8 million of loans in exchange for a receivable of the same amount.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the nine months ended March 31, 1996 the following non-cash transactions were recorded in connection with the sale and foreclosure on loan and lease receivables:

      Increase in other assets                           $ 1,336,285
      Increase in other receivables                       10,662,924
      Increase in fixed assets                                84,851
	Decrease in loan and lease receivables           $12,084,060

During the nine months ended March 31, 1996, stock options for 225,012 shares of common stock were exercised. The shares with a price of $600,032 were issued in exchange for a note receivable for the same amount.

	AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			    MARCH 31, 1996


1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying interim consolidated financial statements are unaudited and include the accounts of American Business Financial
      Services, Inc. (ABFS) and its wholly owned subsidiaries, collectively the "Company". All significant intercompany transactions and balances have been eliminated.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations for the nine months ended
      March 31, 1996 and 1995.

      The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The accompanying notes should be read in conjunction with the Company's June 30, 1995 annual financial statements.

      1995 amounts have been reclassified to conform to current account classifications.

2.  DEBT

      Debt is summarized as follows:                       March 31,
							     1996

	    Bank line of credit (a)                      $ 2,595,000
	    Subordinated debentures (b)                   27,305,070
	    Subordinated debentures (c)                    1,376,576
	    Note payable (d)                                  18,559
	    Bank term loan (e)                               250,000
	    Bank loan (f)                                  1,500,000
							 $33,045,205

      (a) This represents the balance due under a $3,500,000 revolving line of credit expiring December 1996 and bearing interest at prime plus 1.6%.

      (b) This represents aggregate sales made pursuant to public offering of debentures. These debentures mature during the period of April 1996 through March 2006 and are subordinate to all of the Company's Senior Indebtedness.

      (c) This represents aggregate sales made pursuant to a total public offering of debentures. These debentures mature in April 1996 through October 1998 and are subordinate to all of the Company's Senior Indebtedness. Payment of principal and interest is guaranteed by ABC but such guarantee is subordinate to ABC's Senior Indebtedness.

      (d) This represents an equipment collateralized note payable in monthly installments of $655 including interest at 11.8%; final payment due in March 1999.

      (e) This represents the balance due under a $260,000 term bank loan bearing interest at prime plus 2%.

      (f) This represents the balance due under a $3,000,000 demand bank loan bearing interest at prime plus 2% maturing May 26, 1996.

3.  COMMON STOCK

    On September 12, 1995, the Board of Directors declared a 3-for-2 stock split common stock to stockholders of record on October 1, 1995. All references in the accompanying financial statements to the number of common shares and per-share amounts have been retroactively adjusted for the split.

    On September 29, 1995, options for 225,012 shares were exercised at $2.67 per share by an officer of the Company. The purchase price of $600,032 was advanced to the officer by the Company on a ten year loan with interest at 6.46%, payable annually. The loan is secured by 450,000 shares of the Company's stock and is shown as a reduction of stockholders' equity on the accompanying balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statement and the notes thereto included in Item 1 of this Quarterly Report and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

RESULTS OF OPERATIONS

     The Company's strategy of selling loans through securitizations requires the Company to build an inventory of loans over time. Accordingly, the Company may experience fluctuations in quarterly results as a consequence of incurring costs and expenses in a fiscal period prior to the fiscal period in which the securitization is consummated. As such, the results of operations for a given period may not be indicative of results for subsequent comparable periods or the fiscal year.

     Interest and fee income for the nine months ended March 31, 1996 decreased by 16% from $2,927,344 to $2,454,622. The decrease results from the Company's current strategy of securitizing or bulk selling its loans as opposed to maintaining the loans in its portfolio, which the Company did in prior years. Interest and fee income consists of the following three items: (i) interest income, (ii) fee income and (iii) amortization of origination costs.

     Interest income earned on loans and leases held in the Company's portfolio was $1,516,639 representing a 23% increase over last year's comparable period. The Company's leasing subsidiary, which commenced operations in January 1995, contributed $391,000 of the increase. Interest income from loans decreased $102,000 as the average loan portfolio decreased from $8.2 million to $6.1 million during the nine months ended March 31, 1996 and 1995, respectively.
The average loan portfolio decreased as a result of the Company completing a securitization mid-way through the current nine month period. During the comparable nine month period, the Company did not complete a securitization until the last month of the period.

     Fee income, consisting of premium and points on loans, is earned when loans are closed, funded and immediately sold to unrelated third party purchases. Fee income decreased from $2,197,874 for the nine months ended March 31, 1995 to $1,123,624 for the nine months ended March 31, 1996. The decrease resulted from a decrease in the number of loans sold immediately after funding from 357 to 259. This decrease is a result of the Company's current strategy of keeping most loans originated in its portfolio until they are securitized or sold in bulk. Home equity loans were not kept in portfolio until October 1995. Prior to that time, all home equity loans originated were sold for fee income. During the period October 1995 through March 1996, over 200 home equity loans were placed into the Company's portfolio.

     The third component of interest and fee income is amortization of origination costs. During the nine months ended March 31, 1996 amortization of origination costs was $185,641 as compared to $498,721 recognized during the comparable period last year. Amortization of origination costs attributable to leasing increased by $141,927 as the leasing subsidiary was in operation for the full nine months of the current year and only three months of the prior year. However, amortization of origination costs attributable to mortgage loans decreased by $455,007. Approximately $200,000 of the decrease is the result of more loans being prepaid during the nine months ended
March 31, 1995 than during the comparable period of the current year. When a loan is prepaid, all remaining unamortized origination costs associated with such loan must be written off. In addition, loans originated during the nine months ended March 31, 1995 generally had terms of five years while those originated in the current nine month period generally have fifteen year terms. Since origination cost is amortized over the term of the loan, the lengthening of the loan term causes a decrease in the monthly amortization of origination cost recognized for such loans. Finally, the amount of origination cost recognized is effected by the length of time each loan is held in portfolio. Since the Company securitized its loan portfolio in March 1995, the average loan was held for 4.5 months during the nine months ended March 31, 1995. In the current period, a securitization took place in October 1995, reducing the average holding period to 2.5 months.

   Interest expense for the nine months ended March 31, 1996 increased significantly to $1,748,526 or 110% over the $831,457 reported for the nine months ended March 31, 1995. $972,336 of the increase was caused by an increase in the amount of the Company's subordinated debt outstanding. Average subordinated debt outstanding was $23 million during the first nine months of fiscal 1996 as compared to $10.7 million during the comparable period of fiscal 1995. Average weighted interest rate on the subordinated debt also increased from 8.71% to 8.91%. Offsetting the increased interest on the subordinated debt was a $55,000 decrease in interest expense associated with the Company's $3.5 million warehouse line of credit. As sales of subordinated debt increased and funds from the securitization became available, the Company was able to place less need on its warehouse line of credit.

   During the nine months ended March 31, 1996, the Company increased the provision for credit losses to $305,654 from $137,387 for the comparable 1995 period, resulting in an allowance for credit losses at March 31, 1996 of $421,829. Although loan charge-offs historically have been minimal, management has adopted a policy of increasing the coverage ratio in line with industry standards. There can be no assurance that charge-offs will continue to be minimal in future periods.

   Other income consists of gain on sale of loans and miscellaneous income. This income category increased from $1,696,314 for the nine months ended
March 31, 1995 to $3,974,910 for the nine months ended March 31, 1996. The increase is primarily attributable to gains recognized on the securitization of loans. During the current period, a gain of approximately $3.8 million was recognized on a securitization of $14.5 million of business loans as compared to a gain of approximately $1.4 million recognized in the comparable period on a securitization of $9.7 million of business loans. The Company intends to continue its securitization strategy and has subsequent to March 31, 1996 completed a securitization of $22 million of business and consumer home equity loans. The gain from this $22 million securitization will be reflected in the Company's fiscal fourth quarter.

   Operating expenses for the nine months ended March 31, 1996 increased 31% to $3,351,746 as compared to $2,548,949 for the nine months ended March 31, 1995. The largest component of this increase was sales and marketing expenses which increased from $1,035,566 to $1,776,122. The increase was directly attributable to increases in print and direct mail campaign advertising for the Company's debenture and loan products and the start of a radio advertising program for the home equity product. The expanded advertising campaigns fueled demand for the Company's loan products, resulting in the Company originating $44 million of loans during the nine months ended March 31, 1996 as compared to $26.6 million for the 1995 comparable period. The Company expanded its service area by offering its business loan products in Maryland and New York City and its subordinated debentures in Florida and plans to enter the Virginia market as it extends its service area along the Southeastern Atlantic coast.

   A second item of operating expenses, payroll and related costs, decreased $306,722 from $760,837 to $454,115. Payroll and related costs attributed to loans and leases originated and put into portfolio are deferred (along with other costs and fees) and amortized over the lives of the loans and leases. During the nine months ended March 31, 1996, 96% of business loans originated were put into portfolio versus only 58% in the comparable period last year.
In addition, 51% of home equity loans originated during the current nine month period were kept in portfolio. In the comparable 1995 period no home equity loans originated were kept in portfolio. The increase in the percentage of loans originated and kept in portfolio resulted in a larger percentage of payroll costs being deferred.

   The last component of operating expenses, general and administrative, increased 49% from $752,546 to $1,121,509. This increase is attributable to higher costs for rent, professional fees and office expense resulting from (i) an increase in loan production, (ii) establishment of the Company's leasing subsidiary, (iii) growth in the home equity subsidiary and (iv) geographical expansion into Maryland and Florida.

   Net income for the nine months ended March 31, 1996 was $665,357 as compared to $641,402 for the nine months ended March 31, 1995 representing an increase of $23,955. The company experienced a net loss of $637,649 for the third quarter of fiscal 1996 as compared to net income for the third quarter of fiscal 1995. The third quarter loss was the result of the Company's strategy of building an inventory of loans during the period to be sold through securitizations. As the Company builds its inventory of loans, it incurs the costs and expenses of originating such loans. The Company does not realize gains on sale of such loans until it consummates a securitization thereof, which transaction may not occur until a subsequent fiscal quarter.
Accordingly, the Company may experience fluctuations in quarterly operating results as a result of the timing and level of such securitizations.

FINANCIAL CONDITION

  Liquidity and Capital Resources

  The Company's primary source of funds continued to be the sale of registered subordinated debt. During the nine months ended March 31, 1996, the Company sold approximately $18,600,000 of new debentures. In December 1995, the Company registered an additional $50 million of subordinated debentures and continues to offer these instruments to the general public. The Company maintains a $3,500,000 revolving line of credit for the funding of business loans and a $500,000 warehouse line of credit for the funding of consumer loans. At March 31, 1996, $2,595,000 of the revolving line was in use. The company also obtained a short-term $3 million line of credit, secured by equipment leases. At March 31, 1996 $1,500,000 of the line was in use. The line was retired subsequent to March 31, 1996.

  The Company has negotiated an additional $25 million warehouse line of credit for the funding of consumer loans in the fourth quarter.

  Net cash provided by operations was $5,172,954 for the nine months ended March 31, 1996 compared to $1,679,856 for the comparable period. Net cash used in investing activities was $23,920,624 for the nine months ended March 31, 1996 compared to $8,465,887 for the comparable period. Net cash provided by financing activites was $14,812,101 for the nine months ended March 31, 1996 compared to $6,704,830 for the comparable period.

	PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit:  NONE

(b)     Form 8-K:

	The Company filed a Current Report on Form 8-K dated as of March 11, 1996 reporting that in contemplation of its 1996 year end financial audit, the company replaced Fishbein & Company, P.C. with BDO Seidman, LLP as its principal independent accountant. In connection with the audits of the Company's financial statements for fiscal years 1994 and 1995, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The former independent accountant's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

SIGNATURE


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			AMERICAN BUSINESS FINANCIAL SERVICES, INC.



DATE:   5/15/96         BY:      /s/ David M. Levin
			David M. Levin
			Senior Vice President and Chief Financial Officer