Form 10KSB
period 1996-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1996-09-27
CIK 772349

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549

                                     FORM 10-KSB

(Mark One)
[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

         For the fiscal year ended June 30, 1996

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 (NO FEE REQUIRED)

         For the transition period from           to
                                         ---------   --------

         Commission file number 0-22474
                                 -------

                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                  ---------------------------------------------
                    (Name of Small Business Issuer in Its Charter)

              Delaware                           87-0418807
              --------                           ----------
    (State or Other Jurisdiction of              (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

                  111 Presidential Boulevard, Bala Cynwyd, PA  19004
               --------------------------------------------------
                  (Address of Principal Executive Offices)(Zip Code)

                                    (610) 668-2440
                                    --------------
                   (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each
                                                 Exchange on which
Title of Each Class                              Registered
- -------------------                              -----------------

Common Stock, par value
$.001 per share                                   Philadelphia Stock Exchange


         Securities registered under Section 12(g) of the Exchange Act: None

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [ X ] Yes      [    ] No

    Check if is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB.
[    ]

    State issuer's revenues for its most recent fiscal year:  $12,378,733.

    The aggregate market value for the 750,109 shares of common stock, $.001 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of August 30, 1996 was $12,564,326.

    The number of shares outstanding of the Registrant's sole class of Common Stock as of August 30, 1996 was 2,353,166 shares.


                         DOCUMENTS INCORPORATED BY REFERENCE:

                                         None

              Transitional Small Business Disclosure Format (Check one):

                            [ ]   Yes        [  X  ]   No

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

    When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rate, credit risk related to the Company's borrowers, market conditions and real estate values in the Company's lending area, competition, the Company's dependence on debt financing and securitizations to fund operations, fluctuations in quarterly operating results, unseasoned nature of the Company's consumer loan and leasing portfolios, state and federal regulation and licensing requirements applicable to the Company's lending activities and environmental concerns that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

    The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

AMERICAN BUSINESS FINANCIAL SERVICES, INC.

    GENERAL. American Business Financial Services, Inc. ("ABFS" or collectively with its subsidiaries the "Company") was incorporated in Delaware in 1985 under the name Kingsway Enterprises, Inc., which name was subsequently changed to Geriaco. In early 1993, ABFS acquired one hundred percent ownership of American Business Credit, Inc. ("ABC") through a tender offer to the equity security holders of ABC, offering shares of ABFS's common stock in exchange for each share of ABC common stock and preferred stock outstanding, pursuant to which the former shareholders of ABC gained control of ABFS and the Geriaco name was changed to ABFS. ABFS's only activity as of the date hereof has been: (i) acting as the holding company for the Company's operating subsidiaries and (ii) raising capital for use in the Company's lending operations and otherwise. The Company presently employs 120 people on a full time basis and two people on a part-time basis.

    ABFS, through its business lending subsidiary ABC, began its operations in 1988 as a privately-held enterprise offering commercial loans to credit impaired customers whose borrowing needs were not being serviced by commercial banks. Since its inception ABFS has significantly expanded its product line and geographic scope. Currently, ABFS is a full service financial services company operating primarily throughout the Mid-Atlantic Region of the United States. ABFS, through direct and indirect subsidiaries described below, originates, services, purchases and sells a full spectrum of financial services products, including business, consumer and home equity loans and business leases.

    ABFS is the parent holding company of ABC and its subsidiaries, American Business Finance Corporation, HomeAmerican Credit, Inc., Processing Service Center, Inc., HomeAmerican Consumer Discount Company, American Business Leasing, Inc., and ABC Holdings Corporation (collectively, the "Company"). The Company's subsidiaries, ABFS 1995-1, Inc., ABFS 1995-2, Inc. and ABFS 1996-1, Inc. were incorporated to facilitate the Company's securitizations and do not engage in any business activity other than holding the subordinated certificate and the residual. See "Securitizations." American Business Finance Corporation was incorporated in connection with the issuance of subordinated debentures in 1990 through 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." ABC Holdings Corporation was incorporated to hold properties acquired through foreclosure. Processing Service Center, Inc. processes home equity loan applications for local banks. The Company's principal businesses are described herein.

    ABFS's Common Stock is traded on the Philadelphia Stock Exchange under the symbol "AFX".

    All information contained herein has been adjusted to reflect a 3 for 2 stock split declared by the Board of Directors of ABFS and paid on November 1, 1995 to stockholders of record of the Company on October 1, 1995.

    BUSINESS STRATEGY. The Company's objective is to enhance its significance as a participant in the financial services industry. The Company believes that its growth has been sustained by its commitment to servicing segments of the market which the Company believes are not adequately serviced by commercial banks. In servicing its markets, the Company stresses the importance of customer service, including prompt response to requests for loans or leases.
The Company remains committed to increasing revenues by: (i) developing new financial services profit centers; (ii) broadening its geographic business base;
(iii) expanding its capabilities to service an expanding customer base and portfolio of customer loans; and (iv) continuing to utilize securitizations of its loan (the process of aggregating loans into pools that are used to collateralize securities which are issued to third party investors) and possibly its lease portfolios.

    SECURITIZATIONS. The sale of the Company's home equity and business loans through securitizations is an important objective of the Company. In furtherance of this objective, the Company, during fiscal year 1996, sold in the secondary market senior interests in two pools of loans it securitized. Generally, a securitization involves the transfer by the Company of receivables representing a series of loans to a single purpose trust in exchange for certificates or securities issued by the trust. The certificates represent an undivided ownership interest in the loans transferred to the trust. The certificates consist of a class of senior certificates, and a residual interest and may include a class of subordinated certificates. In connection with securitizations, the senior certificates are sold to investors and the subordinate certificates, if any, and residual interest are typically retained by the Company. As a result of the sale of the senior certificates, the Company receives a cash payment representing a substantial portion of the principal balance of the loans held by the trust. The senior certificates will entitle the holder to be repaid the principal of its purchase price and the certificates bear interest at a stated rate of interest. The stated rate of interest is typically substantially less than the interest rate required to be paid by the borrowers with respect to the underlying loans. As a consequence, the Company is able to receive cash for a portion of its portfolio and to pay the principal and interest required by the senior certificate with the cash flows from the underlying loans owned by the trust. However, since the interest in the loans held by the Company (the subordinate certificate and the residual interest) is subordinate to the senior certificate, the Company retains a portion of the risk that the full value of the underlying loans will not be realized. Additionally, the holder of the senior certificates will receive certain additional payments on account of principal in order to reduce the balance of the senior certificates in proportion of the subordinated amount held by the Company. The additional payments of principal are designed to increase the senior certificate holder's protection against loan losses. In the typical subordination structure, the Company, as the holder of the residual interest in the trust will be entitled to receive all of the remaining interest in the loans at the time of the termination of the trust.

    The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the securitization trusts require the overcollateralization of the senior interests by using interest receipts on the mortgage loans to reduce the outstanding principal balance of the senior interests to a pre-set percentage of the mortgage loans. The overcollateralization percentage may be reduced over time according to the delinquency and loss experience of the loans. The Company's interest in each overcollateralized amount is reflected in the Company's financial statements as a portion of the "residual". To the extent that a loss is realized on the loans, losses will be paid first out of the excess interest spread received and ultimately out of the overcollateralization amount available to the residual certificates, and the subordinated certificate, if available. If losses exceed the Company's projected amount, the excess losses will result in a reduction in the value of the residual certificate held by the Company.

    The Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the loans are pooled and sold through securitizations.

    The Company generally retains the servicing rights with respect to all loans securitized . Such loans are serviced by ABC, a subsidiary of the Company. See "American Business Credit, Inc."

    As set forth in greater detail below, subject to market conditions, the Company anticipates that it will continue to build portfolios of business loans, home equity loans and possibly business leases and enter into securitizations of these portfolios. The Company believes that a securitization program provides a number of benefits by allowing the Company to diversify its funding base, provide liquidity and lower its cost of funds.

AMERICAN BUSINESS CREDIT, INC.

    GENERAL. ABC, a Pennsylvania corporation incorporated in 1988, is a commercial finance company which originates, services and sells business loans collateralized by real estate. ABC typically makes loans to owners of small businesses who do not meet all of the credit criteria of commercial banks, but who ABC determines has the business purpose, motivation and real estate collateral required to repay his, her or its obligation. ABC has sustained growth in this business by carefully identifying a niche market and building an experienced organization capable of responding to customer needs and servicing the loan portfolios.

    LENDING. ABC operates in Pennsylvania, Delaware, New Jersey, New York, Virginia and Maryland and plans to expand into the Southeastern Region of the United States. ABC makes business loans to corporations, partnerships, sole proprietors and other business entities. ABC primarily makes loans to borrowers with non-perfect credit histories. As a result, ABC typically requires lower loan-to-value ratios (amount of loan as compared to appraised value of collateral securing the loan) than are typically required of borrowers with unblemished credit histories. All loans are collateralized by a first or second mortgage lien on a principal residence or some other parcel of real property, such as office and apartment buildings and mixed use buildings, owned by the borrower, a principal of the borrower, or a guarantor of the borrower. ABC, generally, further collateralizes its loans by obtaining a lien on the borrower's other tangible and intangible assets by filing appropriate Uniform Commercial Code financing statements.

    ABC makes loans for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition and debt-consolidation. ABC does not target any particular industries or trade groups and, in fact, takes precautions against concentrations of loans in any one industry group.

    Loans made by ABC generally range from $15,000 to $350,000 and have an average balance of approximately $70,000.

    STRATEGY. ABC markets its business loans through various forms of advertising, and a direct sales force. The advertising includes large direct mail campaigns directed at owners of small businesses located in its service area. Newspaper and radio advertising are also utilized. ABC's marketing efforts are principally undertaken by its commissioned sales staff, which consists of full time professional sales persons who are responsible for converting advertising leads into loan applications.

    LENDING POLICIES AND PRACTICES. Summarized below are certain of the lending policies and practices which ABC follows. It should be noted that such policies and practices will be altered, amended and supplemented as conditions warrant. ABC reserves the right to make changes in its day to day practices and policies in its sole discretion. Such changes may be made by management without a vote of the Company's shareholders.

    ABC endeavors at all times to keep its interest and other charges competitive with the lending rates of other finance companies. Generally, loans are made at fixed rates for fixed terms ranging from one to fifteen years. Generally, ABC computes interest due on its outstanding loans using the simple interest method. ABC requires that title insurance be obtained in connection with its loans. In all instances, ABC permits borrowers to prepay such loans. Where permitted by applicable law, ABC may impose a prepayment penalty. Whether a prepayment fee is imposed and the amount of such fee, if any, is negotiated between ABC and the individual borrower prior to consummation of the loan.

    Generally, ABC will not make a loan collateralized by residential real estate where the overall loan to value ratio (based on independent appraised fair market value) on the properties collateralizing the loans is equal to or greater than seventy-five (75%) percent. Generally, ABC will not make a loan collateralized by commercial real estate where the overall loan to value ratio (based on independent appraised fair market value) is equal to or greater than sixty (60%) percent. Occasionally, exceptions to these maximum levels are made if other collateral is available or if there are other compensating factors.

    UNDERWRITING PROCEDURES. ABC's underwriting standards are applied to evaluate prospective borrowers' credit standing and repayment ability and the value and adequacy of the mortgaged property as collateral. Initially, the borrower is required to fill out a detailed application providing pertinent credit information. As part of the description of the borrower's financial condition, the borrower is required to provide information concerning assets, liabilities, income, credit, employment history and other demographic and personal information. If the application demonstrates the existence of sufficient income and equity, ABC obtains and reviews an independent credit bureau report on the credit history of the borrower and verification of the borrower's income by obtaining and reviewing one or more of the borrower's pay stubs, income tax returns, checking account statements, W-2 tax forms or verification of business or employment forms.

    In determining the adequacy of the mortgaged property as collateral, an appraisal is made of each property considered for financing. The appraisal is completed by a qualified appraiser on a FNMA form including pictures of comparable properties and generally pictures of the subject property's interior.

    Once all applicable employment, credit and property information is obtained, a determination is made by ABC as to whether sufficient unencumbered equity in the property exists and whether the prospective borrower has sufficient monthly income available to meet the borrower's monthly obligations.

    SERVICING OF LOANS. Generally, ABC will be responsible for servicing the loans it maintains in its portfolio or which are securitized by the Company in accordance with its established servicing procedures. In servicing its loans, ABC initiates the collection process one day after a borrower misses a monthly due date. When a loan becomes forty-five (45) to sixty (60) days delinquent, it is transferred to ABC's loan work-out department. The work-out department attempts to reinstate a delinquent loan, seek a payoff, or occasionally enter into a loan modification agreement with the borrower to avoid foreclosure. If a borrower declares bankruptcy, the matter is immediately referred to counsel.
ABC in its capacity as the servicer of securitized loans is obligated to advance funds (an "Advance") in respect of each monthly loan interest payment that accrued during the collection period for the loans but was not received, unless ABC determines that such advances will not be recoverable from subsequent collections in respect to the related loans.

    PURCHASING OF EXISTING LOANS. In the normal course of business, ABC may in the future purchase business/commercial loan portfolios from individuals, banks, other commercial finance companies as well as other sources of commercial loans. Any loans so purchased would be collateralized by real estate located in ABC's market area. Each such individual loan would be reviewed by a lending officer of ABC prior to acquisition to see if the loan and all related matters conform to ABC's lending procedures and policies.

    SALE AND SECURITIZATION OF LOANS. In the normal course of its business, ABC sells loans which it has made to unrelated third party investors through the
(i) sale of individual loans; (ii) bulk sale of several loans; and (iii) securitization of an entire portfolio of loans. Such sales may occur shortly after the consummation of a loan by ABC, out of ABC's portfolio or after ABC has built a portfolio of loans. In all instances, ABC sells such loans to unrelated entities for a premium, thereby generating income for ABC. Since the Company has recently emphasized the securitization of its loans, the sale of individual loans and the bulk sale of loans have become, on a relative basis, a smaller portion of ABC's day to day business.

    COMPETITION. As a finance company, ABC competes against many other finance companies, some of which have larger capitalization and better name recognition. ABC competes with these larger entitles by focusing on servicing a portion of this market which ABC believes is not adequately serviced by banks and by providing highly responsive and quick customer service.

HOMEAMERICAN CREDIT, INC.

    GENERAL.    HomeAmerican Credit, Inc. d/b/a Upland Mortgage ("HAC" or
"Upland"), which was incorporated in Pennsylvania in 1991, is principally a consumer home equity lender currently operating in Pennsylvania, New Jersey, Delaware, Maryland and Virginia.

    In February of 1996, HAC acquired substantially all of the assets of Upland Mortgage Corporation, a Pennsylvania, New Jersey and Delaware mortgage broker. Believing Upland Mortgage's name had better recognition and marketing potential HAC adopted Upland's name and now does business as "Upland Mortgage". HAC is herein after referred to as Upland.

    In recent years, Upland has experienced growth in its loan business in a highly competitive business environment. Upland is expanding its professional, service oriented infrastructure to accommodate and service an increasing volume of home equity loans. The Processing Service Center, Inc., an ABC subsidiary ("PSC"), has recently entered into business arrangements with certain banks pursuant to which PSC will process non-conforming first and second mortgage loans generated by the banks for purchase by Upland. Upland intends to utilize this relationship to expand its lending base.

    LENDING. Upland primarily originates residential mortgages and consumer home equity loans but will originate business loans in limited situations where certain state licensing does not permit ABC to make such loans. Historically, each of the non-business residential mortgages and home equity consumer loans originated and funded by Upland were sold to one of several third party lenders, at a premium. Currently, Upland builds portfolios of consumer home equity loans for the purpose of selling or securitizing such loans.

    STRATEGY. Upland primarily markets its residential mortgage and consumer home equity loans through print advertisement in newspapers, radio advertisements and through direct mail campaigns. Beginning in September of 1996, Upland embarked on a television advertising campaign for the marketing of its home equity loan products. Supporting this television campaign will be radio and print advertising designed to capitalize on the Company's television ads.

    LENDING POLICIES AND PRACTICES. Upland takes applications from potential borrowers over the phone and in person. The loan request is then processed and closed. Upland attempts to provide its home equity borrowers with a loan approval within 24 hours and to close its home equity loans within five days of obtaining a loan approval.

    Upland attempts to maintain its interest and other charges competitive with the lending rates of other finance companies and banks. Generally, its consumer home equity loans are made at fixed rates for fixed terms and may extend for a term of up to thirty (30) years. Its residential mortgage loans are offered in varied forms. In all instances, Upland permits borrowers to prepay their loans. Where permitted by applicable law, Upland may impose a prepayment penalty. Whether a prepayment penalty is imposed and the amount of such penalty , if any, is negotiated between Upland and the individual borrower prior to closing of the loan. In the majority of cases, Upland does not impose a prepayment penalty.

    UNDERWRITING PROCEDURES. Upland's underwriting standards are applied to evaluate prospective borrowers' credit standing and repayment ability and the value and adequacy of the mortgaged property as collateral. Initially, the borrower is required to fill out a detailed application providing pertinent credit information. As part of the description of the borrower's financial condition, the borrower is required to provide information concerning assets, liabilities, income, credit, employment history and other demographic and personal information. If the application demonstrates the existence of sufficient income and equity, Upland obtains and reviews an independent credit bureau report on the credit history of the borrower and verification of the borrower's income by obtaining and reviewing one or more of the borrower's pay stubs, income tax returns, checking account statements, W-2 tax forms or verification of business or employment forms.

    In determining the adequacy of the mortgaged property as collateral, an appraisal is made of each property considered for financing. The appraisal is completed by a qualified appraiser on a Federal National Mortgage Association ("FNMA") form including pictures of comparable properties.

    Once all applicable employment, credit and property information is obtained, a determination is made as to whether sufficient unencumbered equity in the property exists and whether the prospective borrower has sufficient monthly income available to meet the borrower's monthly obligations.

    SERVICE AREA. Upland is licensed to act and currently operates as a first and second mortgage banker/lender in Pennsylvania, New Jersey, Delaware, Maryland and Virginia. Upland has recently been granted licenses to act as a mortgage lender in Georgia, North Carolina, Connecticut and Florida. Upland anticipates beginning to lend on a limited basis in those states during calendar year 1997. Upland currently conducts its business from two offices. Its primary or main office is located at the Company's main offices and its branch office is located in Cherry Hill, New Jersey. Upland may open additional locations within or outside of its present service area as its markets develop in such other areas.

    REGULATION. The consumer home equity lending business is highly regulated by both federal and state laws. All consumer loans must meet the requirements of the federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act and Federal Reserve Regulations X, Z and B. In addition to the federal laws, Upland is licensed and regulated by the Departments of Banking in the various states in which it is licensed. Upland maintains compliance with the various federal and state laws through its in-house and outside counsel which continually review Upland's documentation and procedures and monitor and apprise Upland on various changes in the laws.

    COMPETITION. Upland has significant competition in the consumer home equity market. Upland competes with banks, thrift institutions and other financial companies, which may have greater resources and name recognition. Upland attempts to mitigate these factors through a highly trained staff of professionals and rapid response to prospective borrowers' requests.

AMERICAN BUSINESS LEASING, INC.

    GENERAL.   American Business Leasing, Inc. ("ABL"), a Pennsylvania
corporation, was incorporated in December of 1994 for the purpose of offering financing in the form of leasing to businesses for equipment acquisition purposes. Since the commencement of its business in 1995, ABL has identified and pursued a niche in the leasing market, small to medium-sized office and industrial equipment, and has established a lease portfolio of approximately $4.5 million as of June 30, 1996.

    LEASING. ABL markets its products and originates business equipment leases throughout the United States with primary emphasis on the Northeast corridor of the United States. ABL makes business leases to corporations, partnerships, other entities and sole proprietors. All such lessees must meet certain specified financial and credit criteria.

    ABL leases various types of business equipment including, but not limited to, computer equipment, phone systems, copiers, and construction equipment. ABL does not target any particular industry or trade group and avoids the concentration of leases in any one particular industry group. While ABL retains a security interest in and to the equipment, it is not dependent on the value of the equipment as the principal means of securing the lease. The primary security for the lease is the borrower's financial strength and its credit history.

    Generally, ABL's leases are of two types: (i) finance leases which have a term of twelve (12) to sixty (60) months and provide a purchase option exercisable by the lessee at $1.00 at the termination of the lease and (ii) fair market value or true leases which have a similar term but provide a purchase option exercisable by the lessee at the fair market value of the equipment at the termination of the lease.

    ABL's leases generally range in size from $1,000 to $250,000, with an average lease size of approximately $12,000.

    STRATEGY. ABL primarily obtains its business leasing customers through equipment manufacturers, brokers and vendors with whom it has a relationship and through a direct sales force. The Company also believes that ABL will benefit from the customer base and advertising efforts of ABC and that ABC may benefit as well from ABL's network of vendors.

    LEASING POLICIES AND PRACTICES. Generally, ABL's interest rate and other terms and conditions of its leases are competitive with the leasing terms of other leasing companies in the area. As stated above, the leases are for terms of twelve (12) to sixty (60) months and are structured with purchase options whose exercise prices range from $1.00 to the fair market value of the equipment at the time of the lease termination.

    ABL secures all of its leases with a lien on the leased equipment.
However, creditworthiness and financial strength of the lessee are the primary criteria utilized by ABL in determining whether to enter into a lease arrangement with a specific lessee. Currently, ABL retains all leases it makes in its lease portfolio and services all such leases. It is anticipated that in the future, ABL may develop relationships with third party purchasers of leases and will sell a portion of the leases it makes to such third parties. The sale of leases to third party purchasers may or may not require ABL to retain the servicing rights to such leases.

    It should be noted that the above policies and practices may and will be altered, amended and supplemented as conditions and circumstances warrant. ABL reserves the right to make changes in its day to day practices and policies in its sole discretion.

    SALE OF LEASES. The Company has and intends to continue to build its lease portfolio which may be at the appropriate time sold in bulk. The Company may, in the future, attempt to securitize its lease portfolio provided economic conditions warrant such activity.

    SERVICE AREA. ABL markets, services and originates business equipment leases throughout the United States with particular emphasis on the Northeastern corridor of the United States. ABL conducts its business operations from the Company's main offices. As markets develop in other areas, ABL may open additional offices within or outside its present service area.

    COMPETITION. ABL has significant competition in the equipment leasing industry. ABL competes with banks, leasing and financial companies with greater resources, capitalization and name recognition throughout its market area. It is the intention of ABL to capitalize on its vendor relationships and the efforts of its direct sales force to combat these competitive factors.


HOMEAMERICAN CONSUMER DISCOUNT COMPANY

    HomeAmerican Consumer Discount Company ("HCDC"), a Pennsylvania corporation, was incorporated in November 1993 for the purpose of offering secured and unsecured small consumer loans (i.e., loans up to $15,000) to
residents of Pennsylvania and New Jersey.   Currently, HCDC builds a portfolio
and periodically, sells such portfolio of loans to third party investors.   As
of June 30, 1996, HCDC maintained a portfolio of small consumer loans of approximately $100,000. The Company presently views this line of business as ancillary to its principal lines of business and does not actively pursue small consumer loans.

ITEM 2.  DESCRIPTION OF PROPERTY

    Except for real estate acquired in foreclosure as part of the Company's normal course of business, neither ABFS nor its subsidiaries presently hold title to any real estate for operating purposes. The interests which the Company presently holds in real estate are in the form of mortgages against parcels of real estate owned by HAC's or ABC's borrowers or affiliates of HAC's or ABC's borrowers and real estate acquired through foreclosure.

    The Company presently leases office space at 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania, just outside the city limits of Philadelphia. The Company is currently leasing its office space under a five (5) year lease with a current year annual rental of approximately $431,000. The Company is currently negotiating with its landlord to lease additional office space in the building where its executive offices are located. In addition, the Company leases an executive suite in Boca Raton, Florida, expiring in February, 1997.

    Upland leases its New Jersey office in Cherry Hill, New Jersey.

ITEM 3.       LEGAL PROCEEDINGS

    On or about February 17, 1995, American Business Leasing, Inc. was served with a Writ of Summons captioned MONTGOMERY LEASING COMPANY V. AMERICAN BUSINESS LEASING, INC., AMERICAN BUSINESS CREDIT, INC. AND AMERICAN BUSINESS FINANCIAL SERVICES, INC., Court of Common Pleas of Montgomery County (Pennsylvania), No. 95-03554. In connection therewith, on or about May 18, 1995, American Business Leasing, Inc. was served a complaint captioned MONTGOMERY LEASING COMPANY V. AMERICAN BUSINESS LEASING, AMERICAN BUSINESS CREDIT, AMERICAN BUSINESS FINANCIAL SERVICES, INC., DONNA WESEMANN AND CHRISTINE ADAMS, Court of Common Pleas of Montgomery County (Pennsylvania) No. 95-07219. The complaint alleges that the named defendants acted in a conspiracy to damage the plaintiff; misappropriated assets of the plaintiff; interfered with the plaintiff's contractual relationships and with plaintiff's prospective business opportunities. Currently, the Company is in the process of negotiating a settlement agreement with Montgomery Leasing Company.

    Additionally, on or about August 24, 1995, American Business Leasing, Inc. filed a complaint against Montgomery Leasing Company, the above named plaintiff, Uriel and Arlene Yogev, shareholders and officers of Montgomery Leasing Company, and Mark Halpern, Georgeann Fusco and Furnan & Halpern, P.C. attorneys for Montgomery Leasing Company. The complaint is captioned AMERICAN BUSINESS LEASING V. MONTGOMERY LEASING COMPANY, URIEL YOGEV, ARLENE YOGEV, FURMAN & HALPERN, P.C., MARK HALPERN AND GEORGEANN FUSCO, Court of Common Pleas of Montgomery County (Pennsylvania). The American Business Leasing complaint seeks damages from the defendants based on abuse of process as a result of their malicious filing of their above referenced complaint and conspiracy to drive American Business Leasing, Inc. out of business. The complaint also seeks damages from Montgomery Leasing Company and the Yogevs for interfering with contractual relationships and prospective business opportunities and defamation based on statements made by the Yogev's and Montgomery Leasing Company as to American Business Leasing, Inc. Upon settlement of the suit brought by Montgomery Leasing Company, described above, it is anticipated that this suit will be settled as well.

    The Company is also involved in various legal proceedings of its business loan borrowers. These actions were instituted in the normal course of business to obtain repayment of monies under the terms of the business loans.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 31, 1996. All members of the board were reelected at such meeting for terms of one year. The following table lists other matters voted upon at such meeting and the number of votes cast for and against such proposal, as well as, the number of abstentions and broker non-votes received thereon.

         Proposal                           Number of Votes
         --------                           ---------------

                                                                     BROKER
                             FOR            AGAINST        ABSTAIN   NON-VOTES
                             ----           -------        -------   ---------
Approval of Amendment
and Restatement of
the Company's                1,704,059        685            616          0
Certificate of
Incorporation

Approval of the Company's
Non-Employee Director
Stock Option Plan.           1,702,339      1,413          1,608          0


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION. The Common Stock is traded on the Philadelphia Stock Exchange ("PHLX") under the symbol "AFX". The Common Stock began trading on the PHLX on May 13, 1996. The average high and low sales prices of the Common Stock from the date on which the Common Stock commenced trading on the PSE through June 30, 1996 were $17.00 and $10.00, respectively. Prior to the commencement of trading on the PHLX, there was no active trading market for the Common Stock. As a result, stock price information for the Common Stock is not available for any period prior to May 13, 1996.

         On August 30, 1996, the closing sales price of the Common Stock on the PHLX was $16.75.

(b) STOCKHOLDERS. As of August 30, 1996, there was approximately 120 record holders and approximately 500 beneficial holders of the Common Stock.

(c) DIVIDENDS. During fiscal 1996, the Company paid dividends of $0.03 per share, for an aggregate dividend payment of $70,595. Subsequent to fiscal year end, the Company declared a dividend of $0.015 per share for the fourth quarter of fiscal 1996. The continuing payment by the Company of dividends in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. As a Delaware corporation, the Company may not declare and pay dividends on its capital stock if the amount paid exceeds an amount equal to the excess of the Company's net assets over paid-in-capital or, if there is no excess, its net profits for the current and/or immediately proceeding fiscal year. In addition, one of the Company's loan agreements prohibits the payment of dividends in excess of the lesser of 33% of net income for the current year or $250,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company continues to fund its loans principally through
(i) institutional debt financing, (ii) the securitization and sales of loans which it purchases or originates, (iii) the sale of the Company's registered subordinated debentures, and (iv) retained earnings. The Company's cash requirements include the funding of loan originations, payment of interest expense, funding over-collaterization requirements, operating expenses and capital expenditures.

    To a limited extent, the Company presently intends to continue to augment the interest and fee income it earns on its loan and lease portfolio, from time to time, by selling loans either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

    Between November 1990 and February 1994, American Business Finance Corporation ("ABFC"), an indirect subsidiary of ABFS, sold approximately $1,700,000 in principal amount of subordinated debentures which mature at varying times between September 1996 and June 1998. In February 1994, the Company ceased selling subordinated debentures through ABFC. As of June 30, 1996, approximately $1,300,000 of subordinated debt was outstanding

    In addition, between July 1993 and June 1996, ABFS sold $48,169,910 in principal amount of subordinated debentures (including redemptions and repurchases by investors) pursuant to registered offerings with varying maturities ranging between three months and ten years. As of June 30, 1996, approximately $32,300,000 of subordinated debentures were outstanding. The proceeds of such debenture sales have been used to fund general operating and lending activities. The Company intends to meet its obligations to repay such debentures as they mature with income generated through its lending activities and funds generated through repayment of its outstanding loans. The repayment of such obligations should not effect the Company's operations.

    During the fiscal year 1996, the Company completed two loan securitizations. These securitizations which were consummated in October 1995 and May 1996, involved $14,500,000 of business loans and $22,000,000 of business and home equity loans, respectively. These securitizations resulted in proceeds of approximately $34.2 million. The Company intends to utilize the proceeds of the securitizations to fund the origination of new loans and leases. In accordance with the terms of the securitizations, the Company will receive less cash flow from the portfolios of loans securitized than it would otherwise receive absent securitizations.

    Additionally, pursuant to the terms of the securitizations, ABC will act as the servicer of the loans and in that capacity will be obligated to advance funds in certain circumstances in respect of each monthly loan interest payment that accrued during the collection period for the loans but was not received, unless ABC determines that such advances will not be recoverable from subsequent collections in respect of the related loan. ABC's obligation to advance funds in its capacity as servicer of the loans may create greater demands on the Company's cash flow than either selling loans or maintaining a portfolio of loans.

    Subject to economic, market and interest rate conditions, the Company intends to continue to implement additional securitizations of its loan portfolios and may in the future securitize its lease portfolio. Adverse conditions in the Securitization market could impair the Company's ability to sell loans through securitizations on a favorable or timely basis. Since the sale of loans through securitizations is an important source of revenues, any such delay or impairment could have a material adverse impact in the Company's results of operations.

    The Company's Revolving Credit and Security Agreement with CoreStates Bank, N.A. (formerly Meridian Bank) was renewed as of December 1995 and expires in December 1996. The credit facility is in the amount of $3,500,000, bears an interest rate equal to the bank's prime rate plus 1.6%.

    In April 1996, Upland entered into an Interim Warehouse and Security Agreement with Prudential Securities Realty Funding Corporation. The credit facility is for $25,000,000, bears interest at the 30 day LIBOR plus 1.25% and expires in September 1996. Subsequent to fiscal year end, this credit facility was extended to March 1997.

    Additionally, in May 1996, Upland entered into a $7,500,000 Revolving Loan and Security Agreement with BankAmerica Business Credit, Inc. The credit facility bears interest at the bank's prime rate plus 1.25% and expires in May 1998.

    The Company is currently discussing the possibility of obtaining additional lines of credit with other lenders and providers of credit.

    As of June 30, 1996, the Company had $21,206,784 of debt scheduled to mature during the fiscal year ending June 30, 1997, including approximately $18.85 million of subordinated debentures and approximately $2.35 million of debt under a revolving credit facility. It is currently anticipated that the maturing credit facility will be paid from the proceeds of the Company's next securitization. The Company currently expects to refinance the $18.85 million of maturing debt through extensions of maturing debentures or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the Company's current use of securitizations to fund loan growth, the Company continues to be dependent upon borrowings to fund a portion of its operations. As a result, the Company's ability to continue to expand its operations in the future will at least, in part, be dependent on the Company's continuing access to debt financing.

    The Company from time to time considers potential acquisitions of related businesses or assets which could have a material impact upon the Company's liquidity position.

    The Company leases certain of its facilities under a five-year operating lease expiring in November 2000 at a minimum annual rental of $430,637. The lease contains a renewal option for an additional period at increased annual rental. See "Item 2 - Description of Property."

    INTEREST RATE RISK MANAGEMENT.

    The Company is subject to interest rate risk to the extent it holds fixed rate mortgage loans in its held for sale portfolio prior to securitization. In August 1995, the Company implemented an "interest-rate lock" strategy in an attempt to mitigate the effect of changes in interest rates on its fixed rate mortgage loan portfolio between the date of originatination and securitization. This strategy involves short sales of a combination of U.S. Treasury securities with an average life which closely matches the average life of the loans to be securitized. The settlement date of the short sale, as well as, the buy back of the Treasury Securities coincides with the anticipated settlement date of the underlying securitization. At June 30, 1996, the Company sold short $15,000,000 of U.S. Treasury securities. The deferred loss related to these activities was approximately $27,000 at June 30, 1996. The Company also prefunds loan orginations in connection with its loan securitizations.

    The nature and quantity of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

    The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in market value of its fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate the Company from interest rate changes. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases In the event of a decrease in market interest rates, the Company would experience a loss on the purchase of Treasury securities involved in the interest rate lock transaction which would be reflected on the Company's financial statements during the period in which the buy back of the Treasury Securities occurred. Such loss would be offset by the income realized from the securitization in future periods. As a result, the Company may be prevented from effectively hedging its fixed-rate loans held for sale, without reducing the Company's income in current periods.

    In the future, the Company intends to continue to engage in short sales of Treasury securities as part of its interest rate risk management strategy.

    BALANCE SHEET INFORMATION

    Total assets increased $24,719,267, or 111%, to $46,894,163 at June 30,
1996 from $22,174,896 at June 30, 1995. The primary reasons for the increase were increases in loan and lease receivables, other receivables and other assets. Loan and lease receivables increased $9,162,146, or 102%, from $8,997,357 at June 30, 1995 to $18,159,503 at June 30, 1996 as a result of the
Company's strategy of holding loans in its portfolio prior to securitization. Other receivables increased $9,853,470, or 233% , from $4,237,072 at June 30, 1995 to $14,090,542 at June 30, 1996 due to the Company's retention of the residual interest in the trusts in connection with its loan securitizations. Other assets increased $3,580,419, or 122%, from $2,924,375 to $6,504,794 at
June 30, 1996 due primarily to an increase in subordinated certificates obtained as a result of the Company's securitizations.

    Total liabilites increased $22,471,166, or 112%, from $20,031,482 to $42,502,648 at June 30, 1996 primarily due to an increase in debt. The increase in debt was due to sales of subordinated debentures of $19,687,982 during fiscal 1996 and a net increase in institutional debt of $2,348,465. At June 30, 1996, the Company had approximately $33,600,000 of subordinated debentures outstanding. The Company's ratio of total debt (subordinated debentures plus credit facilities) to equity at June 30, 1996 was 8.2:1.

    Stockholders' equity increased $2,248,101, or 105%, due to an increase in retained earnings net of dividends paid.

RESULTS OF OPERATIONS

    OVERVIEW

    The Company derives income from three basic sources: interest and other charges paid on its loans, loan origination fees and the sale and securitization of loans, not necessarily in that order.

    All of the Company's loans and leases are made at fixed rates. Generally due to such circumstances, a general rise or fall in interest rates in the economy will have the effect of decreasing or increasing the "spread" which the Company enjoys between its cost of funds on any variable rate source or short term source of funds which it utilizes and the interest rates it earns on its portfolio of loans.

    The following table sets forth certain information concering the lending and loan and lease origination and sale activities of the Company for each of fiscal 1996.


                                                                                                                    Combined
                                                                                                                   Year ended
                                                                Year Ended June 30, 1996                            June 30,
                                               ---------------------------------------------------------------    -----------
                                                   ABL       ABC(1)      HAC(2)           HACD       Combined         1995
                                               ---------------------------------------------------------------    -----------

Dollar Amt of Loans/Leases Originated
 (Net of Refinances)
  Business . . . . . . . . . . . . . . . .    $5,967,126  $21,55,561    $ 7,346,836           --   $34,839,523    $20,390,122
  Consumer . . . . . . . . . . . . . . . .            --          --    $36,479,393   $  240,049   $36,719,442    $18,071,345
Number of Loans/Leases Originated
  Business . . . . . . . . . . . . . . . .           530         266            105           --           901            450
  Consumer . . . . . . . . . . . . . . . .            --          --            772           52           824            602
Average Loan/Lease Size
  Business . . . . . . . . . . . . . . . .        11,259      80,923         69,970           --        38,668         70,700
  Consumer . . . . . . . . . . . . . . . .            --          --         47,253        4,616        44,562         30,109
Weighted Average Interest Rate
  Business . . . . . . . . . . . . . . . .         17.22%      15.82%         15.88%        24.5%        16.07%         16.05%
  Consumer . . . . . . . . . . . . . . . .            --          --           9.94%          --         10.06%         18.60%
Weighted Average Term (in months)
  Business . . . . . . . . . . . . . . . .            42         169            171           --           148            213
  Consumer . . . . . . . . . . . . . . . .            --          --            194           50           193            132
Dollar Amount of Loans/Leases Sold
  Business . . . . . . . . . . . . . . . .    $2,258,829 $20,664,709    $ 7,587,956           --   $30,511,494    $24,761,552
  Consumer . . . . . . . . . . . . . . . .            --          --    $24,324,720   $1,107,788   $25,432,508    $16,962,883
Number of Loans/Leases Sold
  Business . . . . . . . . . . . . . . . .           193         268            110           --           571            384
  Consumer . . . . . . . . . . . . . . . .            --          --            512          252           764            365

- --------------

(1)  All ABC loans are business loans.
(2) All HAC loans, as indicated, are either (i) business loans or (ii) conventional consumer home equity loans or consumer sales finance transactions.

     The Company's strategy of selling loans through securitizations requires the Company to build an inventory of loans over time. Accordingly, the Company may experience fluctuations in operating results as a consequence of incurring costs and expenses in a fiscal period prior to the fiscal period in which the securitization is consummated. As such, the results of operations for a given period may not be indicative of results for subsequent comparable periods.

     As a result of securitizations, the Company derives a significant portion of its income by realizing gains upon the sale of loans due to the excess spread associated with such loans at the time of sale. Excess spread represents the excess of the interest rate payable by an obligator on a loan over the interest rate passed through to the purchaser acquiring an interest in such loans, less the Company's servicing fee and other applicable recurring fees. When loans are sold in securitizations, the Company recognizes as current revenue and an associated receivable the present value of the excess spread expected to be realized over the anticipated average life of loans sold less future estimated credit losses relating to the loans sold. These excess spreads and the associated receivable are computed using prepayment, loss, delinquency and discount rate assumptions that the Company believes are reasonable. The Company periodically reviews these assumptions in relation to actual experience and, if necessary, adjusts the receivable to the net present value of the estimated remaining future excess spreads. The receivable is also reduced to reflect the receipt of cash.

     Although the Company believes that it has made reasonable estimates of the excess spread receivables likely to be realized, the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from its estimates. The gain recognized by the Company upon the sale of loans will have been overstated if prepayments or losses are greater than anticipated. Higher levels of future payments, delinquencies and/or liquidations could result in decreased excess spreads and the write down of the receivable which would adversely affect the Company's income in the period of adjustment. Should the estimated average loan life assumed for this purpose be shorter than the actual life, the amount of cash actually received over the lives of the loans would reduce the gain previously recognized at the time the loans were sold. If the Company's assumptions are correct or if prepayment, delinquencies and/or liquidations are less than assumed, the Company would realize additional income in the adjustment periods.

     The following discussion provides information which management believes is relevant to an understanding of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included herein.

FISCAL 1996 COMPARED WITH FISCAL 1995

     Total revenues increased $6,734,656, or 119%, to $12,378,733 in fiscal 1996 from $5,644,077 in fiscal 1995. As described in more detail below, the increase in revenues was primarily the result of higher gains on sales of loans through securitizations.

     Gain on sale of loans increased $7,562,232, or 524%, to $9,005,193 for the year ended June 30, 1996 from $1,442,961 for the comparable period of 1995.
This increase was the result of increased loan sales through securitizations in fiscal 1996. The Company consummated loan securitizations in October 1995 and May 1996 generating gain on securitizations of $8,858,839 (representing the fair value of residual certificates of $10,447,862 less $1,589,023 of costs associated with the transactions) on the Company's participation in $36.5 million of loans sold through securitizations.

     Interest and fee income consists of interest income, fee income and amortization of orgination costs. Interest and fee income decreased $706,927, or 17%, to $3,350,716 in fiscal 1996 from $4,057,643 in fiscal 1995 due to a decline in fee income as a result of the Company's securitization program discussed below.

     Interest income consists of interest income the Company earns on the loans and leases it holds in its portfolio. Interest income from loans and leases held in portfolio increased $777,609 to $2,180,816 in fiscal 1996 or a 55% increase over the $1,403,207 reported for fiscal 1995. The Company's leasing subsidiary, which commenced operations in January 1995 contributed $493,000 of the increase. The remaining increase was attributable to increased originations of consumer and business loans, as well as, management's decision to retain home equity loans in portfolio in contemplation of securitization in the future. During fiscal 1996, the Company originated approximately $37,000,000 of consumer loans and $35,000,000 of business loans. During fiscal 1995, the Company originated approximately $18,000,000 of consumer loans, the majority of which were sold to third parties (with servicing released) . Beginning in October 1995, as part of the Company's securitization strategy, the Company placed loans into its held for sale portfolio until sold as part of a securitization. As a result of this strategy, the Company has the ability to hold a greater amount of loans in its portfolio thereby generating an increase in interest income and a decrease in fee income, as described below.

     Fee income, includes primarily premium and points earned when loans are closed, funded and immediately sold to unrelated third party purchases. Fee income decreased $1,692,152 from $3,167,188 for fiscal 1995 to $1,475,036 for fiscal 1996. The reduction in fee income was due to the Company's current strategy of building a portfolio of loans and securitizing them . As a result of this strategy, the Company is not selling as many loans upon origination thereby reducing fee income in the form of premiums received on the sale of loans.

     Amortization of origination costs, the third component of interest and fee income, decreased $207,616 from $512,752 to $305,136 at June 30, 1996.
Amortization of origination costs attributable to leasing activities increased $166,830 as the leasing company was only in operation for six months of the prior fiscal year. However, amortization of origination costs attributable to mortgage loans decreased $374,446 in fiscal 1996. The amount of origination cost recognized is in part determined by the length of time a loan is held in portfolio. In fiscal 1995, the Company securitized its loan portfolio in March 1995 resulting in the average loan being held in portfolio for 5.5 months. In fiscal 1996, loans were securitized in October 1995 and May 1996, reducing the average holding period to three months.

     Total expenses increased $4,507,896, or 95%, to $9,258,070 in 1996 from $4,750,174 in 1995. As described in more detail below, this increase was primarily a result of increases in interest and sales expenses attributable to the Company's continued sale of subordinated debentures, and increased payroll, sales and marketing and general and administrative expenses related to increased loan originations during fiscal 1996.

     Interest expense increased $1,454,747, or 120%, to $2,667,858 in fiscal 1996 from $1,213,111 in fiscal 1995. The increase was primarily attributable to an increase in the amount of the Company's subordinated debt outstanding as management utilized the proceeds from the sale of such subordinated debt to fund the increase in loan originations experienced during fiscal 1996. Outstanding subordinated debentures issued for terms ranging from three months to ten years and rates ranges from 7% to 10.5% increased from an average $12.0 million in fiscal 1995 to $25.0 million during fiscal 1996. Average interest rate paid on the subordinated debt increased from 8.75% to 9.02%, due to an increase in market rates of interest.

     The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding. The allowance is determined based upon management's estimate of potential losses in the portfolio in light of economic conditions, the credit history of the borrowers, and the nature and characteristics of the underlying collateral as well as the Company's historical loss experience. Although the Company's historical loss experience has been minimal, the increase in the allowance reflects the increase in originations experienced during fiscal 1996. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that additional provisions will not be required. The allowance is increased through an increase in the provision for credit losses. The Company had an allowance for credit
losses of $707,424 at June 30, 1996.   The  provision for credit losses
increased to $681,228 from $165,143 in the prior period. The increase in the provision for credit losses was due to the increases in the Company's loan and lease portfolios. The ratio of the allowance for credit losses to total net loan and lease receivables, was 3.86% at June 30, 1996 as compared to 1.76% at June 30, 1995.

     Payroll and related costs increased $208,045, or 21%, to $1,203,260 in fiscal 1996 from $995,215 in fiscal 1995. This increase was primarily due to an increase in the number of administrative employees as a result of the Company's growth in loan originations, geographic expansion and increase in loans serviced for others. Management anticipates that such expenses will continue to increase in the future as the Company expands its service area.

     Sales and marketing expenses increased $1,174,946, or 78%, to $2,685,173 in fiscal 1996 from $1,510,227 in fiscal 1995. The increase was attributable to an increase in advertising costs as a result of increased newspaper and direct mail advertising related to the Company's sale of debentures and loan products and the initiation of a radio advertising program for the home equity loan product. In fiscal 1997, the Company intends to expand its home equity loan advertising programs through the use of television. The increase in sales and marketing expenses was also due to the expansion of the Company's service area during fiscal 1996 into Maryland, New York City and Florida. During fiscal 1996, the Company offered its subordinated debentures in Florida and business loan products in Maryland and New York City. The Company plans to continue to expand its service area along the Atlantic Coast subject to market conditions in the future. As a result of the Company's planned expansion, it is anticipated that sales and marketing expenses will continue to increase in future periods.

     General and administrative expenses increased $1,154,073, or 133%, to $2,020,551 in 1996 from $866,478 in 1995. The increase was primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of the previously discussed increase in loan originations and loan servicing experienced during fiscal 1996.

     Net income increased $1,737,659, or 299%, from $581,037 at June 30, 1995 to $2,318,696. As a result of the increase in income, earnings per share increased to $1.01 on weighted average common shares outstanding of 2,296,913 in fiscal 1996 compared to $.27 on weighted average common shares outstanding of 2,128,154 for fiscal 1995 representing a 274% increase for 1996 from 1995.

     The Company's ability to sustain the level of growth in net income experienced during fiscal 1996 is dependent upon a variety of factors outside the control of the Company, including interest rates, economic conditions in the Company's primary market area, competition and regulatory restrictions. As a result, it is unlikely that the rate of growth experienced in fiscal 1996 will be sustained in the future.

ASSET QUALITY

The following table provides data concerning delinquency experience, real estate owned ("REO") properties and loss experience for the Company's serviced portfolios. Total Portfolio Serviced by ABC includes business loans originated by HAC. Neither HAC, ABL nor HACD had REO for the periods presented.


                                                         June 30, 1996                      June 30, 1995
                                               ---------------------------------    ----------------------------
                                                 $ Amount                     %       $ Amount               %
                                                ----------                   ---     ----------            ---
Company Combined
Total Portfolio Serviced . . . . . . . .         $59,890,895                       $ 17,774,239
                                                ------------                       ------------
                                                ------------                       ------------
Period of Delinquency
     31-60 Days. . . . . . . . . . . . .          $   60,600                 .10%  $    205,796           1.16%
     61-90 Days. . . . . . . . . .  . .              212,608                 .35        145,464            .82
     Over 90 Days. . . . . . . . . . . .           1,110,335                1.85        330,866           1.86
                                                ------------      --------------    -----------       --------
     Total Delinquencies . . . . . . . .          $1,383,543                2.30%  $    682,126           3.84%
                                                ------------      --------------    -----------       --------
                                                ------------      --------------    -----------       --------

REO. . . . . . . . . . . . . . . . . . .          $  444,270                 .74%  $    641,287           3.61%
                                                ------------      --------------    -----------       --------
                                                ------------      --------------    -----------       --------
Dollar Amount of Losses
 Experienced . . . . . . . . . . . . . .          $  129,062                 .22%  $     87,885            .49%
                                                ------------      --------------    -----------       --------
                                                ------------      --------------    -----------       --------



                                                         June 30, 1996                      June 30, 1995
                                               ---------------------------------    ----------------------------
                                                 $ Amount                     %       $ Amount                %
                                                ----------                   ---     ----------              ---
Delinquency by Company
     American Business Credit, Inc.
     Total Portfolio Serviced.  . . . .          $37,949,806                        $14,677,938
                                                ------------                        -----------
                                                ------------                        -----------
     Period of delinquency
       31-60 Days. . . . . . . . . . . .         $    37,291                 .10%   $   141,033            .96%
       61-90 Days. . . . . . . . .                   180,942                 .48         75,484            .51
       Over 90 Days. . . . . . . . . . .           1,018,955                2.69        309,895           2.11
                                                ------------      --------------    -----------       --------
       Total Delinquencies . . . . . . .         $ 1,237,188                3.26%   $   526,412           3.59%
                                                ------------      --------------    -----------       --------
                                                ------------      --------------    -----------       --------

     REO . . . . . . . . . . . . . . . .         $   444,270                        $   641,287
                                                ------------                        -----------
                                                ------------                        -----------
     HomeAmerican Credit, Inc.
     Total Portfolio Serviced. .. . . .          $17,223,996                        $         0
                                                ------------                        -----------
                                                ------------                        -----------
     Period of Delinquency
       31-60 Days. . . . . . . . . . . .         $         0                   0%   $         0              0%
       61-90 Days. . . . . . . . . . . .                   0                   0              0              0
       Over 90 Days. . . . . . . . . . .                   0                   0              0              0
                                                ------------      --------------    -----------       --------
       Total Delinquencies . . . . . . .         $         0                   0%   $         0              0%
                                                ------------      --------------    -----------       --------
                                                ------------      --------------    -----------       --------

     American Business Leasing, Inc.
     Total Portfolio Serviced.  . . . .          $ 4,607,367                        $ 2,031,063
                                                ------------                        -----------
                                                ------------                        -----------
     Period of Delinquency
       31-60 Days . . . . . . . . . . .          $    23,309                 .51%   $    48,649           2.40%
       61-90 Days . . . . . . . . . . .               13,503                 .29         39,980           1.97
       Over 90 Days . . . . . . . . .  .              41,109                  89              0              0
                                                ------------      --------------    -----------       --------
       Total Delinquencies . . . . . . .       $      77,921                1.69%   $    88,629           4.37%

                                                ------------      --------------    -----------       --------
                                                ------------      --------------    -----------       --------
     HomeAmerican Consumer Discount Co.
     Total Portfolio Serviced. . . . . .       $     109,726                        $ 1,065,238
                                                ------------                        -----------
                                                ------------                        -----------
     Period of Delinquency
       31-60 Days . . . . . . . . . . .        $           0                   0%   $    16,114           1.51%
       61-90 Days. . . . . . . . . . . .              18,163               16.55         30,000           2.82
       Over 90 Days. . . . . . . . . . .              50,271               45.82         20,971           1.97
                                                ------------      --------------    -----------       --------

       Total Delinquencies . . . . . . .       $      68,434               62.37%   $    67,085           6.30%
                                                ------------      --------------    -----------       --------
                                                ------------      --------------    -----------       --------

                                           22

ITEM 7.  FINANCIAL STATEMENTS

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS
x
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


Independent Auditors' Reports                                                 24

Consolidated financial statements
     Balance sheets                                                        26-27
     Statements of income                                                     28
     Statements of stockholders' equity                                       29
     Statements of cash flows                                              30-32

Notes to consolidated financial statements                                 33-46

                                  [LETTERHEAD]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



American Business Financial Services, Inc.
  and Subsidiaries
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheet of American Business Financial Services, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of income and stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
August 23, 1996

Stockholders and Directors
American Business Financial Services, Inc.
Bala Cynwyd, Pennsylvania


                             INDEPENDENT AUDITOR'S REPORT


    We have audited the accompanying consolidated balance sheet of AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES as of June 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.





                                              /s/ FISHBEIN & COMPANY, P.C.
                                                  FISHBEIN & COMPANY, P.C.




Elkins Park, Pennsylvania
September 20, 1995

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES


                                                                  BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

June 30,                                                1996                1995
- --------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                       $  5,345,269        $  4,734,368
Loan and lease receivables, net
     Available for sale                           17,625,178           8,668,956
     Other                                           534,325             328,401
Other receivables                                 14,090,542           4,237,072
Prepaid expenses                                   1,341,160             594,046
Property and equipment, net of accumulated
     depreciation and amortization                 1,452,895             687,678
Other assets                                       6,504,794           2,924,375
- --------------------------------------------------------------------------------


Total assets                                    $ 46,894,163        $ 22,174,896
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                                                  BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


June 30,                                                1996                1995


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Debt                                      $  35,987,401       $  17,824,007
     Accounts payable and accrued expenses         3,132,170           1,117,930
     Deferred income taxes                         1,506,271             704,304
     Other liabilities                             1,876,806             385,241
- --------------------------------------------------------------------------------

TOTAL LIABILITIES                                 42,502,648          20,031,482

- --------------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value
       Authorized 1,000,000 shares
       Issued and outstanding none                         -                   -
     Common stock, par value $.001
       Authorized 9,000,000 shares
       Issued and outstanding 2,353,166 shares in
         1996 and 2,128,154 shares in 1995             2,353               2,128
     Additional paid-in capital                    1,931,699           1,331,892
     Retained earnings                             3,057,495             809,394

- --------------------------------------------------------------------------------

                                                   4,991,547           2,143,414
     Less note receivable                            600,032                   -

- --------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                         4,391,515           2,143,414

- --------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  46,894,163       $  22,174,896

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                                CONSOLIDATED STATMENTS OF INCOME

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

YEAR ENDED JUNE 30,                                     1996                1995
- --------------------------------------------------------------------------------

REVENUES
     Gain on sales of loans                      $ 9,005,193         $ 1,442,961
     Interest and fees                             3,350,716           4,057,643
     Other income                                     22,824             143,473

- --------------------------------------------------------------------------------

TOTAL REVENUES                                    12,378,733           5,644,077

- --------------------------------------------------------------------------------

EXPENSES
     Interest                                      2,667,858           1,213,111
     Provision for credit losses                     681,228             165,143
     Payroll and related costs                     1,203,260             995,215
     Sales and marketing                           2,685,173           1,510,227
     General and administrative                    2,020,551             866,478

- --------------------------------------------------------------------------------

TOTAL EXPENSES                                     9,258,070           4,750,174

- --------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                         3,120,663             893,903

INCOME TAXES                                         801,967             312,866

- --------------------------------------------------------------------------------

NET INCOME                                      $  2,318,696          $  581,037

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

EARNINGS PER SHARE                              $       1.01          $      .27

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      2,296,913           2,128,154

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



YEARS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

                                      COMMON STOCK
                              -------------------------
                                                            ADDITIONAL                         TOTAL
                                NUMBER OF                     PAID-IN        RETAINED  STOCKHOLDERS'
                                SHARES           AMOUNT       CAPITAL        EARNINGS         EQUITY

- ----------------------------------------------------------------------------------------------------
Balance, July 1, 1994          2,128,154       $  2,128   $  1,331,892     $  228,357   $  1,562,377

Net income                             -              -              -        581,037        581,037
- ----------------------------------------------------------------------------------------------------

Balance, June 30, 1995         2,128,154          2,128      1,331,892        809,394      2,143,414

Options exercised                225,012            225        599,807              -        600,032

Cash dividends ($.03 per share)        -              -              -        (70,595)       (70,595)

Net income                             -              -              -      2,318,696      2,318,696
- -----------------------------------------------------------------------------------------------------

Balance, June 30, 1996         2,353,166       $  2,353   $  1,931,699   $  3,057,495   $  4,991,547
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     INCREASE (DECREASE) IN CASH

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


YEAR ENDED JUNE 30,                                                        1996                1995
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $  2,318,696          $  581,037
     Adjustments to reconcile net income to net
       cash (used in) provided by operating activities
          Gain on sales of loans/leases                               (8,969,880)         (1,442,961)
          Amortization of origination fees and costs                     305,136             528,554
          Amortization of deferred servicing rights                       69,489                   -
          Provision for credit losses                                    681,228             165,143
          Accounts written off                                          (129,063)            (87,885)
          Depreciation and amortization of property
            and equipment                                                318,493             177,632
          Amortization of financing and organization costs               505,012             436,260
          (Increase) decrease in accrued interest
            and fees on loan and lease receivables                      (268,010)            119,407
          Increase in deferred income taxes                              801,967             285,791
          Decrease (increase) in other receivables                       683,797            (328,081)
          (Increase) in prepaid expenses                                (747,114)           (241,164)
          Decrease (increase) in other assets                            332,009            (117,992)
          Increase in accounts payable and accrued expenses            2,014,240             328,022
          Increase in other liabilities                                1,491,565             316,868
- -----------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (592,435)            720,631

 ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans and leases originated                                     (60,472,812)        (15,408,775)
     Loan and lease payments received                                  4,549,979           3,065,676
     Proceeds of loans sold                                           40,627,246           8,747,265
     Purchase of property and equipment                               (1,022,926)           (382,154)
     Decrease in securitization gain receivable                           58,693               9,958
     Principal receipts on investments                                    33,307               3,567
- -----------------------------------------------------------------------------------------------------

NET CASH (USED) IN INVESTING ACTIVITIES                              (16,226,513)         (3,964,463)

- -----------------------------------------------------------------------------------------------------

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     INCREASE (DECREASE) IN CASH

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

YEAR ENDED JUNE 30,                                                         1996                1995
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Financing costs incurred                                      $    (662,950)      $    (483,732)
     Net proceeds of (principal payments on)
     revolving line of credit                                          2,348,465          (1,999,431)
     Principal payments on term notes payable, bank                            -            (245,555)
     Dividends paid                                                      (70,595)                  -
     Principal payments on note payable, other                            (5,606)             (4,814)
     Proceeds from issuance of subordinated debentures                19,687,982          12,049,581
     Principal payments on subordinated debentures                    (3,867,447)         (1,420,432)
- -----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             17,429,849           7,895,617

- -----------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                610,901           4,651,785

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           4,734,368              82,583

- -----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $   5,345,269        $  4,734,368
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for
     Interest                                                      $   1,183,745        $    706,506
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

     Income taxes                                                  $      78,475        $      8,250
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

     Noncash transactions recorded in connection with
      the sale of and foreclosure on loans receivable
          Increase in other receivables, securitization gains      $  10,595,960        $  3,271,770
          Increase in other assets
            Investment, held to maturity                               2,332,247             684,380
            Foreclosed real estate held for sale                         111,890             448,801
            Other holdings held for sale                                 308,933                   -
            Transfer from loans and leases, other                        (62,085)                  -
            Deferred servicing rights                                  1,165,000                   -
- -----------------------------------------------------------------------------------------------------

                                                                   $  14,451,945        $  4,404,951
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     INCREASE (DECREASE) IN CASH

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


YEAR ENDED JUNE 30,                                                         1996                1995
- -----------------------------------------------------------------------------------------------------
     Reclassification of other assets,
       leased equipment to fixed assets                                $  60,784                $  -
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

     Stock options for 225,012 shares of common stock were
       exercised.  Shares with a total price of $600,032 were
       issued in exchange for a note receivable of the
       same amount.
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     AMERICAN BUSINESS FINANCIAL
                                                 SERVICES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The accompanying consolidated financial statements include the accounts of American Business Financial Services, Inc. ("ABFS") and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

The Company makes secured loans in the Mid-Atlantic Region and is subject to the risks of the real estate market in that area. The Company also makes business equipment leases and unsecured consumer loans. The Company securitizes its secured loans.

CASH EQUIVALENTS

Cash equivalents consist of short-term investments purchased with a maturity of three months or less.

LOAN AND LEASE RECEIVABLES AVAILABLE FOR SALE

Loan and lease receivables available for sale represent receivables that the Company generally intends to sell or securitize within the next twelve months. These assets are stated at the lower of cost (principal balance including unam-ortized origination costs/fees) or estimated market value in the aggregate. Market value is determined by most recent sale or securitization transactions.

The Company sells loans through secondary market securitizations and is subject to certain limited recourse provisions. Income is recorded at the time of sale approximately equal to the present value of the anticipated future cash flows ("residuals"), offset by unamortized loan origination costs/fees, related transaction expenses and estimated credit losses (see Note 3). Subsequent to the initial sale, securitization income is recorded in proportion to the actual cash flow received. To the extent that the anticipated cash flows exceed actual cash flows, losses are recognized through the use of an allowance account. If actual cash flows exceed anticipated cash flows, the allowance account is adjusted.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is based upon the Company's estimate of expected collectibility of loans and leases outstanding. The allowance is increased by periodic charges to operations as necessary.

ORIGINATION COSTS AND FEES AND AMORTIZATION

Direct origination costs, net of origination fees, are deferred and amortized over the contractual life of the receivable using the interest method. Unamortized amounts are recognized as (expense) income when the receivable is sold or paid in full.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line and declining balance methods over the estimated useful lives of the assets (ranging from 5 to 10 years). Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred.

FINANCING COSTS AND AMORTIZATION

Costs incurred in obtaining revolving lines of credit are amortized using the straight-line method over the terms of the agreements.

Financing costs incurred in connection with public offerings of debentures are amortized using the interest method over the term of the related debentures.

INVESTMENTS, HELD TO MATURITY

The investments classified as held to maturity consist of mortgage-backed securities that the Company has the positive intent and ability to hold to maturity. These investments are stated at amortized cost, which approximates market.

Foreclosed property held for sale is stated at the lower of cost or fair market value.

INTEREST INCOME

Interest income from loan and lease receivables is recognized using the interest method. Accrual of interest income is suspended when the receivable is contractually delinquent for ninety days or more. The accrual is resumed when the receivable becomes contractually current, and past due interest income is recognized at that time. In addition, a detailed review of receivables will cause earlier suspension if collection is doubtful.

INCOME TAXES

The Company files a consolidated federal income tax return.

The Company uses the liability method in accounting for income taxes.

Principal differences between the Company's financial and income tax reporting include amortization of loan and lease origination costs/fees, the allowance for credit losses, depreciation and amortization of property and equipment, securitization gains, servicing rights and net operating losses.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares out-standing; the effect of outstanding stock options is not dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

2. LOAN AND LEASE RECEIVABLES

JUNE 30,                                                    1996           1995
- -------------------------------------------------------------------------------
Real estate secured loans                           $ 12,960,229    $ 4,761,778
Leases (net of unearned income of
  $1,136,621 and $557,880)                             4,393,713      2,034,981
Other loans                                              109,726      1,134,742
Unamortized origination
costs/fees                                               868,934        892,713
- -------------------------------------------------------------------------------

                                                      18,332,602      8,824,214
Less allowance for credit losses                         707,424        155,258
- -------------------------------------------------------------------------------

LOAN AND LEASE RECEIVABLES, net                     $ 17,625,178    $ 8,668,956
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Substantially all of the leases are sales-type leases whereby the lessee has the right to purchase the leased equipment at lease expiration for a nominal amount.

The Company sells real estate secured loans through securitizations and retains collection and administrative responsibilities as servicer for the trusts holding the loans. Under terms of the sales, the purchasers have limited re-course ($2,834,783 at June 30, 1996) should certain amounts of the loans prove to be uncollectible. However, the Company believes that allowances established for these off-balance sheet instruments are adequate to provide for any amounts found to be uncollectible. At June 30, 1996, the uncollected balance of receivables securitized was approximately $42,100,000.

At June 30, 1996, the accrual of interest income was suspended on real estate secured loans of $599,564. Based on its evaluation of the collateral related to these loans, the Company expects to collect all contractual interest and principal.

At June 30, 1996, the contractual maturities of loan and lease receivables are as follows:


                               1997           1998           1999         2000            2001        Thereafter      Total
- -----------------------------------------------------------------------------------------------------------------------------
Real estate
  secured loans          $1,175,085     $  369,635     $  422,257      $ 422,529      $ 477,495   $ 10,093,228   $ 12,960,229
Leases                    1,785,696      1,280,863        767,481        415,126        144,547              -      4,393,713
Other loans                  23,921         28,184         32,847         19,660          5,114              -        109,726
Unamortized origination
  costs/fees                614,865        132,547         70,126         34,644         13,712          3,040        868,934
- -----------------------------------------------------------------------------------------------------------------------------

Total loans
  receivable             $3,599,567     $1,811,229     $1,292,711      $ 891,959      $ 640,868   $ 10,096,268   $ 18,332,602
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

3.   ALLOWANCE FOR CREDIT LOSSES

BALANCE, July 1, 1994                                              $    78,000
Provision for credit losses                                            165,143
Accounts written off                                                   (87,885)
- -------------------------------------------------------------------------------

BALANCE, June 30, 1995                                                 155,258
Provision to credit losses                                             681,228
Accounts written off                                                  (129,062)
- -------------------------------------------------------------------------------

BALANCE, June 30, 1996                                              $  707,424
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

4.OTHER RECEIVABLES

JUNE 30,                                                     1996         1995
- -------------------------------------------------------------------------------

Sales of loans                                       $     86,090   $  415,521
Home equity loan fees                                     121,874      506,236
Residuals                                              13,447,674    2,969,812
Other                                                     434,904      345,503
- -------------------------------------------------------------------------------
                                                      $14,090,542   $4,237,072
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

5. PROPERTY AND EQUIPMENT

JUNE 30,                                                     1996         1995
- -------------------------------------------------------------------------------

Computer equipment and software                       $ 1,296,769    $ 754,732
Office furniture and equipment                            803,445      393,423
Leasehold improvements                                    171,542       49,999
- -------------------------------------------------------------------------------
                                                        2,271,756    1,198,154

Less accumulated depreciation
  and amortization                                        818,861      510,476
- -------------------------------------------------------------------------------

                                                       $1,452,895   $  687,678
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

6. OTHER ASSETS

JUNE 30,                                                     1996         1995
- -------------------------------------------------------------------------------

Deposits                                               $  296,582   $  113,483
Financing costs, debt offerings,
  net of accumulated amortization
  of $1,074,212 in 1996 and
  $581,324 in 1995                                      1,138,455      968,393
Investments, held to maturity
  (mature in September 2004
  through April 2011)                                   2,834,783      680,813
Foreclosed property held for sale                         607,905      761,523
Servicing rights                                        1,387,511            -
Other                                                     239,558      400,163
- -------------------------------------------------------------------------------

                                                      $ 6,504,794   $2,924,375
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


7. DEBT

JUNE 30,                                                     1996         1995
- -------------------------------------------------------------------------------

Subordinated debentures, due
  September 1996 through June
  1998; interest at rates ranging
  from 8% to 12% payable quarterly;
  subordinated to all of the
  Company's senior indebtedness.                     $  1,345,421 $  1,422,421

Subordinated debentures, due
  July 1996 through June 2006;
  interest at rates ranging from
  7% to 10.50%; subordinated to
  all of the Company's senior
  indebtedness.                                        32,275,058   16,377,523

Note payable, $25,000,000 revolving
  line of credit expiring September
  1996; interest at LIBOR plus 1 1/4%
  (an effective rate of 6 3/4% at
  June 30, 1996) payable monthly;
  collateralized by loans receivable.                   2,348,465             -

JUNE 30,                                                     1996         1995
- -------------------------------------------------------------------------------

Note payable in monthly installments
  of $655 including interest at 11.8%;
  final payment due in March 1999;
  collateralized by related equipment.                $    18,457  $    24,063
- -------------------------------------------------------------------------------

                                                      $35,987,401  $17,824,007
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Principal payments on debt for the next five years are due as follows: year ending June 30, 1997 - $21,206,784; 1998 - $4,329,462; 1999 - $2,884,971; 2000 -
$1,995,153 and 2001 - $2,557,366.

Effective December 18, 1995, the Company authorized the issuance through a public offering of up to $50,000,000 of unsecured, subordinated debentures to be offered on an ongoing and continuous basis. During the year ended June 30, 1996, subordinated debentures of $16,810,707 were issued through this offering.

At June 30, 1996, the Company has available unused revolving lines of credit of $7,500,000 and $3,500,000, respectively. The lines expire in December 1996 and May 1998, respectively. Advances under the lines, if any, are collateralized by certain loans receivable. One of the loan agreements contains various re-strictive covenants, including the following: the Company must maintain (on a consolidated basis) a ratio of subordinated debt to bank debt (as defined) of not less than 1.50:1, a ratio of senior indebtedness to capital funds (as defined) of not more than .95:1, minimum capital funds (as defined) of $23,200,000, and minimum pre-tax income of $3,000,000, and may not pay any divi-dends in excess of the lesser of 33% of current year net income or $250,000.


8. COMMON AND PREFERRED STOCK

On May 31, 1996, the stockholders approved an amended and restated Certificate of Incorporation which increased the authorized common shares from five million shares to nine million shares and established a class of preferred shares with one million shares authorized.

On September 12, 1995, the Board of Directors declared a 3 for 2 stock split of common stock to stockholders of record on October 1, 1995. The stock split has been reflected in the June 30, 1995 consolidated financial statements.

9. STOCK OPTIONS

On May 31, 1996, the stockholders approved a non-employee director stock option plan which authorizes the grant to non-employee directors of options to purchase 135,000 shares of common stock at a price equal to the market price of the stock at the date of grant. Options are fully vested when granted and expire ten years after grant. At June 30, 1996, 45,000 shares were available for future grants under this plan. Transactions under this plan were as follows:


                                                        NUMBER OF    PRICE PER
                                                           SHARES        SHARE
- -------------------------------------------------------------------------------
Options granted and
  outstanding, June 30,1996                                90,000      $  5.00

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

The Company has an employee stock option plan which authorizes the grant to employees of options to purchase 375,000 shares of common stock at a price equal to the market price of the stock at the date of grant. Options are fully vested when granted and expire five to ten years after grant. At June 30, 1996, 83,988 shares were available for future grants under this plan. Transactions under the plan were as follows:

                                                        NUMBER OF    PRICE PER
                                                           SHARES        SHARE
- -------------------------------------------------------------------------------


Options outstanding, July 1, 1994                         225,012        $2.67

Options granted                                            43,500         2.67
- -------------------------------------------------------------------------------

Options outstanding, June 30, 1995                        268,512         2.67

Options granted                                            22,500         5.00

Options exercised                                        (225,012)        2.67
- -------------------------------------------------------------------------------

Options outstanding, June 30, 1996                         66,000  $2.67-$5.00
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

On September 29, 1995, options for 225,012 shares were exercised at $2.67 per share by an officer of the Company. The purchase price of $600,032 was advanced to the officer, by the Company, on a ten year loan with interest at 6.46%, payable annually. The loan is secured by 450,000 shares of the

Company's stock (at date of exercise, market value of collateral was approximately $1,200,000) and is shown as a reduction of stockholders' equity on the accompanying balance sheet.


10. INCOME TAXES

The provision for income taxes consists of the following:

YEAR ENDED JUNE 30,                                          1996         1995
- -------------------------------------------------------------------------------

Current
  Federal                                              $        -    $  27,075
  State                                                         -            -
- -------------------------------------------------------------------------------

                                                                -       27,075
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Deferred
  Federal                                                 858,617      457,439
  State                                                   (56,650)    (171,648)
- -------------------------------------------------------------------------------

                                                          801,967      285,791
- -------------------------------------------------------------------------------

                                                       $  801,967    $ 312,866
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

The current provision for federal income taxes for the year ended June 30, 1995 is net of the tax benefit of approximately $249,000 from the utilization of net operating loss carryforwards.

The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of:

JUNE 30,                                                     1996         1995
- -------------------------------------------------------------------------------

Deferred income tax assets
  Allowance for credit losses                         $   287,214    $  62,568
  Net operating loss carryforwards                        461,954      126,435
  Loan and lease receivables                               68,058            -
  Accrued expenses                                        246,500            -
- -------------------------------------------------------------------------------

                                                        1,063,726      189,003
Less valuation allowance                                  148,500      126,435
- -------------------------------------------------------------------------------
                                                          915,226       62,568
- -------------------------------------------------------------------------------

Deferred income tax liabilities
  Loan and lease origination costs/fees, net              368,849      365,679
  Book over tax basis of property
    and equipment                                         131,751       54,965
  Other receivables                                     1,548,423      346,228
  Servicing rights                                        372,474            -
- -------------------------------------------------------------------------------
                                                        2,421,497      766,872
- -------------------------------------------------------------------------------

Net deferred income tax liabilities                   $ 1,506,271   $  704,304
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

The valuation allowance represents the income tax effect of State net operating loss carryforwards of the Company which are not presently expected to be utilized.

A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows:

YEAR ENDED JUNE 30,                                          1996         1995
- -------------------------------------------------------------------------------

Federal income tax at statutory rates                  $ 1,061,005   $ 303,927
State income tax, net of federal tax benefit                    -      (48,614)
Nondeductible expenses                                     13,545       11,080
Increase in state tax valuation allowance                       -       46,453
Other, net                                               (272,583)          20
- -------------------------------------------------------------------------------
                                                       $  801,967    $ 312,866
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $1,650,000 available to reduce future state income taxes for various states. If not used, substantially all of the carryforwards will expire at various dates from June 30, 1997 to June 30, 1999.

11. COMMITMENT AND CONTINGENCIES

COMMITMENT

The Company leases certain of its facilities under a five-year operating lease expiring in November 2000, at a minimum annual rental of $430,637. The lease contains a renewal option for an additional five year period at an increased annual rental. Rent expense under all operating leases for such facilities was $373,694 and $199,368 for the years ended June 30, 1996 and 1995, respectively.

CONTINGENCIES

A subsidiary of the Company makes home equity loans on behalf of unaffiliated lenders for a fee equal to a percentage of the loan amount. Certain agreements require that all or a portion of the fee be refunded if the loan is paid off during the first six to twelve months after origination. At June 30, 1996 and 1995, approximately $292,000 and $394,000, respectively, of fee income is subject to this provision. The actual amount of the fee refunded during the years ended June 30, 1996 and 1995, which was recorded as income prior to July 1, 1995 and 1994, was $138,187 and $14,267, respectively.

The Company is a defendant in a lawsuit filed by one of its competitors for alleged interference with existing contractual relations between the competitor and its customers and vendors. Currently, the Company is negotiating a settlement which is expected to be immaterial to the Company's operations.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

No market exists for certain of the Company's assets and liabilities, therefore, fair value estimates are based on judgments regarding credit risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rates and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, the fair value estimates presented do not include the value of assets and liabilities that are not considered financial instruments.

The table below summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements at June 30, 1996:

JUNE 30,                                                                  1996
- -------------------------------------------------------------------------------
                                                        CARRYING          FAIR
                                                           VALUE         VALUE
- -------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                          $  5,345,269  $ 5,345,269
  Loans and leases available
    for sale                                           18,332,602   20,800,000
  Residuals                                            13,447,674   13,447,674

JUNE 30,                                                                  1996
- -------------------------------------------------------------------------------
                                                         CARRYING         FAIR
                                                            VALUE        VALUE
- -------------------------------------------------------------------------------

LIABILITIES
  Borrowings under revolving
    lines of credit                                    $ 2,348,465 $ 2,348,965
  Subordinated debentures                               33,620,479  33,620,479

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

  CASH AND CASH EQUIVALENTS - For these short-term instruments the carrying amount is a reasonable estimate of the fair value.

  LOANS AND LEASES AVAILABLE FOR SALE - The Company has estimated the fair values reported based upon recent sales and securitizations.

  RESIDUALS - Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates.

  BORROWINGS UNDER REVOLVING LINES OF CREDIT - The carrying value reported approximates the fair value due to the short-term nature of the borrowings, and the variable rate of interest charged on the borrowings.

  SUBORDINATED DEBT - The fair value of fixed maturity subordinated debentures is estimated using the rates currently offered for debentures of similar maturities.


13. HEDGING TRANSACTIONS

The Company regularly securitizes and sells fixed rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to the loans held for sale by selling U.S. Treasury securities short. The Company classifies these sales as hedges of specific loans held for sale and does not record the derivative securities on its financial statements. The gain or loss derived from these sales is deferred and recognized as an adjustment to gain on sale of loans when the loans are securitized.

At June 30, 1996, the Company sold short $15,000,000 of U.S. Treasury securities due June 30, 1998 to settle on September 30, 1996. The deferred loss at June 30, 1996 was approximately $27,000.

During the year ended June 30, 1996, the Company included a gain of $35,312 on short sales of U.S. Treasury securities as part of gains on sales of loans.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 11, 1996, the Company engaged BDO Seidman, LLP as the Company's independent accountants to succeed Fishbein and Company, P.C. For additional information regarding the Company's change in accountants, see the Company's Current Report on Form 8-K, dated March 11, 1996, which report is hereby incorporated by reference herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    (a)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The present management structure of the Company is as follows:
Anthony J. Santilli, Jr. is Chairman, President, Chief Executive and Operating Officer, Treasurer and a Director of the Company. Beverly Santilli is President of ABC and an Executive Vice President of ABFS. Jeffrey M. Ruben, Senior Vice President and General Counsel of the Company, is responsible for compliance and other legal matters. David M. Levin, CPA, Senior Vice President - Finance and Chief Financial Officer, is responsible for the Company's accounting functions. Harold Sussman, Michael DeLuca, Richard Kaufman, and Leonard Becker are directors of the Company but take no part in the day-to-day operating activities of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

    All directors and executive officers of the Company hold office during the term for which they are elected and until their successors are elected and shall qualify.

    The Board of Directors of the Company is currently comprised of five (5) persons who are serving for terms expiring at the next annual meeting of the Company's shareholders.

ANTHONY J. SANTILLI, JR. - CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER,
    CHIEF OPERATING OFFICER,  TREASURER AND DIRECTOR

    Anthony J. Santilli, Jr., age 53 is the Chairman, President, Chief
Executive Officer, Chief Operating Officer, Treasurer and a Director of the Company and is an executive officer of its subsidiaries. He has held the positions with the Company since early 1993 when the Company became the parent company of American Business Credit, Inc. and the positions with the subsidiaries since the formation of ABC in June 1988. In addition, Mr. Santilli is a member of the Company's Executive and Finance Committees.

    Prior to the founding of ABC in 1988, Mr. Santilli was Vice President and Department Head of the Philadelphia Savings Fund Society ("PSFS"). As such, Mr. Santilli was responsible for PSFS' commercial relationships with small and middle market business customers. Mr. Santilli also served as the secretary of PSFS' Asset/Liability Committee and Policy Committee from May, 1983 to June, 1985 and June, 1986 to June, 1987, respectively.

    Mr. Santilli graduated with a Bachelor of Science Degree in Economics from St. Joseph's University, Philadelphia, PA and with a Master of Business Administration in Marketing from Drexel University, Philadelphia, PA.

    LEONARD BECKER - DIRECTOR

    Mr. Becker, age 73, has been a Director of the Company since 1993 and a director of ABC since 1988. Mr. Becker is a member of the Company's Executive and Finance Committees.

    Mr. Becker is a former 50% owner and officer of the SBIC of the Eastern States, Inc., a federally licensed small business corporation which made medium term loans to small business concerns. For the last 30 years, Mr. Becker has been heavily involved in the investment in and management of real estate; and, has been involved in the ownership of numerous shopping centers, office building and apartments. Mr. Becker formerly served as a Director for Eagle National Bank and Cabot Medical Corp.

    Mr. Becker graduated from Temple University with a Bachelor of Science degree in Business Administration in 1968.

    MICHAEL DELUCA - DIRECTOR

    Mr. DeLuca, age 65, has been a Director of the Company since 1993 and a director of ABC since 1991. He is a member of the Company's Audit, Compensation and Finance Committees.

    Mr. DeLuca was President, Chairman of the Board and Chief Executive Officer and a former owner of Bradford-White Corporation, a manufacturer of plumbing products for a period of approximately thirty years. Presently, Mr. DeLuca serves as a Director of BWC-West, Inc., Bradford-White International and is Chief Executive Officer and a Director of Lux Products Corporation.

    RICHARD KAUFMAN - DIRECTOR

    Mr. Kaufman, age 54, has been a Director of the Company since 1993 and a director of ABC since 1988. Mr. Kaufman is a member of the Company's Compensation, Executive and Finance Committees.

    Mr. Kaufman has been self employed since 1982 and involved in making and managing investments for his own benefit. From 1976 to 1982, Mr. Kaufman was President and Chief Operating Officer of Morland International, Inc., a cemetery and financial services conglomerate. From 1970 to 1976 Mr. Kaufman served as a Director and Vice President-Real Estate and Human Services Division of Texas International, Inc., an oil and gas conglomerate.

    Mr. Kaufman graduated from Michigan State University with a Bachelor of Science degree in 1965.

    HAROLD E. SUSSMAN - DIRECTOR

    Mr. Sussman, age 71, has been a Director of the Company since 1993 and a director of ABC since 1988. Mr. Sussman is a member of the Company's Audit and Compensation Committees. Mr. Sussman is currently a principal in the real estate firm of Lanard & Axilbund, Inc., a major commercial and industrial real estate brokerage and management firm in the Philadelphia area with which he has been associated since 1972.

    (b)  IDENTIFICATION OF EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS

         BEVERLY SANTILLI - EXECUTIVE VICE PRESIDENT AND SECRETARY OF ABFS PRESIDENT OF AMERICAN BUSINESS CREDIT

         Mrs. Santilli, age 37, is responsible for all sales, marketing and human resources for ABC and for the day-to-day operation of ABC. Prior to joining ABC and from September, 1984 to November, 1987, Mrs. Santilli was affiliated with the Philadelphia Savings Fund Society initially as an Account Executive and later as a Commercial Lending Officer with such institution's Private Banking Group. Mrs. Santilli graduated from Temple University in 1982. Mrs. Santilli is the wife of Anthony J. Santilli, Jr.

         JEFFREY M. RUBEN - SENIOR VICE PRESIDENT AND GENERAL COUNSEL

         Mr. Ruben, age 33, is responsible for the Company's legal and regulatory compliance matters. From June 1990 until he joined the Company in April, 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December, 1987 until June, 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. From July 1985 until December 1987, Mr. Ruben was a Portfolio Administrator with LFC Financial Corp. in Radnor, Pennsylvania. Mr. Ruben graduated with honors and distention from the Pennsylvania State University with a degree in Economics in 1985 and received his Juris Doctorate from Temple University Law School in 1990. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds both a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         DAVID M. LEVIN - SENIOR VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER

         Mr. Levin, age 51, is Senior Vice President - Finance of the Company and its subsidiaries. Mr. Levin is also Chief Financial Officer of the Company. He has held these positions since May 1995. Prior to joining the Company, Mr. Levin was associated with Fishbein & Company, P.C., Certified Public Accountants (previous auditors for the Company), as a staff member from 1983 to 1988 and as a shareholder from 1989 to 1995. Mr. Levin graduated with a Bachelor of Arts Degree in Business Administration from Rutgers University, New Brunswick, New Jersey and with a Master of Business Administration in Finance from Rutgers University, Newark, New Jersey. Mr. Levin is licensed as a Certified Public Accountant in Pennsylvania and New Jersey.

         COMPENSATION OF DIRECTORS

         Non-employee directors of the Company receive an annual stipend of $5,000 and a monthly stipend of $1,000. No director may receive more than $17,000 per year. Mr. Santilli, the only director who is also an officer of the Company, does not receive any separate fee for acting as a director.

         The Company adopted a Non-Employee Director Stock Option Plan pursuant to which each Non-Employee director of the Company received an option to purchase 22,500 shares of ABFS Common Stock at an exercise price of $5.00 per share. The Non-Employee Director Plan was adopted by the Board of Directors on September 12, 1995 and became effective upon its ratification by the stockholders at the Annual Meeting held on May 31, 1996.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The Company's Amended and Restated Certificate of Incorporation provides that to the fullest extent permitted by Delaware law, directors of the Company shall not be personally liable to the Corporation or stockholders of the Company for monetary damages for breach of fiduciary duty as a director. ABFS's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") also provides that, if Delaware law is hereafter amended to authorize the further elimination or limitation of the liability of the directors of ABFS, then the liability of such directors shall be eliminated or limited to the fullest extent permitted by applicable law.

         The Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws (the "Bylaws") of ABFS provide that the Company shall, to the full extent permitted by the laws of the State of Delaware, as amended from time to time, indemnify all persons whom they may indemnify pursuant thereto. The Bylaws of ABFS also provide that the Company may obtain insurance on behalf of such persons.

    (c)  FAMILY RELATIONSHIPS

         Beverly Santilli, Executive Vice President and Secretary of the Company and President of ABC, is married to Mr. Santilli. Other than such relationship, there are no family relationships among or between such directors and executive officers.

    (d)  SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 1996 and written representations that no other reports were required received by the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for the late filing of the Initial Statement of Beneficial Ownership on Form 3 by Mr. Levin.

ITEM 10. EXECUTIVE COMPENSATION

    ABFS has no direct salaried employees. Each of the executive officers of ABFS is an executive officer of the Company's principal operating subsidiary, ABC, and is a salaried employee of such entity.

    The following table sets forth information regarding compensation paid by ABFS and its subsidiaries to the Chief Executive Officer and each other executive officer who made in excess of $100,000 during fiscal 1996 (the "Named Officers").

                              SUMMARY COMPENSATION TABLE


                                          Annual Compensation                                  Long Term
                                                                                              Compensation
                                   -------------------------------                     --------------------------

                          Fiscal   Salary     Bonus        Other          Restricted       Securities    All
Name and                   Year                            Annual         Stock            Underlying    Other
Principal Position                                         Compensation   Award(s) $       Options (#)   Compensation
- --------------------     -------   --------   ----------   ------------   -------------    ----------    ------------

Anthony J. Santilli,      1996     $237,500   $300,000(1)     -              -           22,500(3)         -
Jr., Chairman,            1995      191,667      -            -              -              -              -
President, Chief          1994      175,000      -            -              -              -              -
Operating Officer,
Chairman, President,
Treasurer and
Director, ABFS


Beverly Santilli,         1996     $120,000   $ 65,000        -              -              -              -
President, ABC and        1995       86,892      -            -              -              -              -
Executive Vice            1994       80,163      -            -              -              -              -
President, ABFS


Jeffrey M. Ruben          1996      $96,125    $50,000        -              -              -              -
Senior Vice President     1995       80,353      -            -              -            7,500(4)         -
and General Counsel,      1994       75,228      -            -              -              -              -
ABFS


David M. Levin            1996      $85,000    $20,000        -              -              -              -
Senior Vice President,    1995(2)      -         -            -              -              -              -
Finance and Chief         1994(2)      -         -            -              -              -              -
Financial Officer,
ABFS


- ------------------------
(1) This represents Mr. Santilli's yearly bonus of $250,000 plus a one-time bonus of $50,000 paid in October 1996.

(2) No disclosure of salary information is included for Mr. Levin for fiscal 1995 and 1994 as he was not an executive officer at such time.

(3) Represents an option to purchase 22,500 shares of Common Stock granted to Mr. Santilli at an exercise price of $5.00 per share.

(4) Represents an option to purchase 7,500 shares of Common Stock granted Mr. Ruben at an exercise price of $2.67 per share.

    The Company currently has a stock option plan for officers and key employees, pursuant to which options to purchase 83,988 shares of Common Stock were still remaining to be granted as of August 30, 1996. The following table sets forth information regarding options exercised by the Named Officers during fiscal 1996 and option values of options held by such individuals at fiscal year end.


    AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR
    AND FISCAL YEAR END OPTION/SAR VALUES

                                                                                   NUMBER            VALUE
                                                                                OF UNEXERCISED    OF UNEXCERISED
                                                                                   OPTIONS/       IN-THE-MONEY
                                                                                SARS AT FISCAL    OPTIONS/SARS AT
                                                                                  YEAR END       FISCAL YEAR END
                                            SHARES ACQUIRED       VALUE         EXERCISABLE/       EXERCISABLE/
NAME                                         ON EXERCISE(#)      REALIZED($)    UNEXERCISABLE    UNEXERCISABLE
- ------------------------------              ----------------    -------------   --------------   -----------------

Anthony J.                                     225,012                0          22,500/0         $143,438/0(1)
Santilli, Jr.
Chairman, President,
Chief Executive Officer,
Chief Operating Officer,
Treasurer and Director, ABFS



Beverly Santilli                                  0                  0              N/A                N/A
President, ABC and
Executive Vice President
Secretary  of ABFS



Jeffrey M. Ruben                                  0                  0            7,500/0         $ 65,288/0(2)
Sr. Vice President and
General Counsel, ABFS


David M. Levin                                    0                  0              N/A                N/A
Senior Vice President -
Finance and Chief
Financial Officer, ABFS



- --------------
(1) This represents the aggregate market value (market price of the common stock less the exercise price) of the options granted based upon the closing sales price per share of $11.375 on June 30, 1996. The exercise price of the options held by Mr. Santilli is $5.00 per share.

(2) This represents the aggregate market value (market price of the common stock less the exercise price) of the options granted based upon the closing sales price per share of $11.375 on June 30, 1996. The exercise price of the options held by Mr. Ruben is $2.67 per share.

     The following table sets forth information regarding options granted to the Named Officers during fiscal 1996. No stock appreciation rights ("SARs") were granted in fiscal 1996.

                        OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                  INDIVIDUAL GRANTS

                                        Number of           % of Total
                                        Securities          Options/SARS
                                        underlying          granted to
                                        Options/SARS        Employees in        Exercise or Base
          Name                          granted (#)         Fiscal Year         Price ($/sh)        Expiration Date
- -------------------------------------------------------------------------------------------------------------------

Anthony J. Santilli, Jr.                22,500              100%                $5.00               October 1, 2005
Chairman, President, Chief Executive
Officer,  Chief Operating Officer,
Treasurer and Director of ABFS

Beverly Santilli                        --                  --                  --                  --
President of ABC and Executive
Vice President and Secretary
of ABFS

Jeffrey M. Ruben                        --                  --                  --                  --
Senior Vice President and
General Counsel of ABFS

David M. Levin                          --                  --                  --                  --
Sr. Vice President - Finance
and Chief Financial Officer


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of August 30, 1996 by the directors of the Company, the Named Officers, each person known by the Company to be the beneficial owners of five (5%) percent or more of the Common Stock of the Company, and all directors and executive officers of the Company as a group.




- -------------------------------------------------------------------------------
         NAME AND POSITION             NUMBER OF SHARES    PERCENTAGE OF CLASS
          (IF APPLICABLE)                BENEFICIALLY
                                           OWNED(1)
- -------------------------------------------------------------------------------
Anthony J. Santilli, Jr.                  899,544 (2) (3)                37.9%
Chairman, President, Chief
Executive Officer,  Chief Operating
Officer Treasurer and Director of
ABFS and Beverly Santilli,
President of ABC and Executive Vice
President of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004

Leonard Becker, Director of ABFS          310,706 (4)                    13.1%
Becker Associates
111 Presidential Blvd., Suite 140
Bala Cynwyd, PA  19004

Michael DeLuca, Director of ABFS          189,735 (4)                     8.0%
Lux Products
6001 Commerce Park
Mt. Laurel, NJ  08054

Richard Kaufman, Director of ABFS         165,561 (4)                     7.0%
c/o Presidential Securities
3 Bala Plaza
East Suite 415
Bala Cynwyd, PA  19004


Harold Sussman, Director of ABFS           96,711(4)                      4.1%
Lanyard & Axilbund
399 Market Street, 3rd Floor
Philadelphia, PA  19106

Jeffrey M. Ruben                            7,500(5)                         (6)
Senior Vice President and General
Counsel of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004

David M. Levin                                ---                          ---
Senior Vice President - Finance and
Chief Financial Officer of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004


All executive officers and              1,669,757                        67.5%
directors as a group
(eight persons)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

- ---------------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission.
         Accordingly they may include securities owned by or for, among others, the wife and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

(2)      Shares listed are held in joint tenancy by Mr. and Mrs. Santilli

(3) Includes options to purchase 22,500 shares awarded to Mr. Santilli pursuant to the Company's Employee Stock Option Plan.

(4) Includes options to purchase 22,500 shares awarded to each non-employee director of the Company pursuant to the Company's 1995 Stock
         Option Plan for Non-Employee Directors.

(5) Represents an option to purchase 7,500 shares of the Company's common stock granted pursuant to the Company's Employee Stock Option Plan.

(6)      Less than one percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company does not have any formal policy concerning the direct or indirect pecuniary interest of any of its officers, directors, security holders or affiliates in any investment to be acquired or disposed of by the Company or in any transaction to which the Company is a party or has an interest. The Company will not enter into any such transactions unless approved by a majority of the entire Board of Directors, not including any interested director.

    On September 29, 1995, the Company made a loan in the amount of $600,032 to Anthony J. Santilli, Jr., President and Chief Executive Officer. The proceeds of the loan were used to exercise 225,012 stock options of the Company at a price of $2.67 per share. The loan bears interest at the rate of 6.46% with interest due annually and the principal due in September 2005. The loan is secured by the stock purchased with the proceeds of the loan as well as an additional 225,000 shares of ABFS Common Stock owned by Mr. Santilli.

         Mr. Santilli is a limited guarantor on the Company's line of credit from Meridian Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number     Description

  3.1              Amended and Restated Certificate of Incorporation

  3.2              Amended and Restated Bylaws (Incorporated by Reference to
                   Exhibit 3.2 of the Registration Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the Form S-11")).

  4.1 Form of Unsecured Subordinated Investment Note (Incorporated by Reference to Exhibit 4.1 of Amendment No. 1 to Form SB-2 Filed June 23, 1993, Registration Number 33-62154 (the "Form SB-2")).

  4.2 Form of Unsecured Subordinated Investment Note issued pursuant to the Indenture with First Trust National Association (Incorporated by reference to Exhibit 4.5 of the Amendment No. 1 to the Form SB-2 filed on December 14, 1995, Registration Number 33-98636, (the "1995 Form SB-2")).

  4.3 Form of Indenture by and between ABFS and First Trust National Association (Incorporated by reference to Exhibit
                   4.6 of the 1995 Form SB-2 filed on October 26, 1995).

 10.1 Promissory Note of Anthony J. Santilli, Jr. and Stock Pledge Agreement dated September 29, 1996 (Incorporated by reference to Exhibit 10.14 of Amendment No. One to the 1995 Form SB-2).

 10.2 Stock Option Plan (Incorporated by Reference to Exhibit 10.2 of the Form S-11).

 10.3              Stock Option Award Agreement (Incorporated by Reference to
                   Exhibit 10.3 of the Form S-11). (Incorporated by Reference to Exhibit 10.3 of the Form S-11).

 10.4 Line of Credit Agreement by and between American Business Credit, Inc. and Eagle National Bank (Incorporated by Reference to Exhibit 10.4 of the Form SB-2).

Exhibit Number     Description

 10.5 Agreement dated April 12, 1993 between American Business Credit, Inc. and Eagle National Bank (Incorporated by Reference to Exhibit 10.5 of the Form SB-2).

 10.6 Loan and Security Agreement between BankAmerica Business Credit, Inc. and Upland Mortgage dated May 23, 1996.

 10.7 Revolving Credit and Security Agreement by and between ABFS, ABC, HAC and Meridian Bank dated August 12, 1994.

 10.8 Agreement of Lease between TCW Realty Fund IV Pennsylvania Trust (Landlord) and American Business Financial Services, Inc. (Tenant) dated January 7, 1994.

 10.9 First Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 24, 1994.

 10.10 Second Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated December 23, 1994.

 10.11 Third Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated July 25, 1995.

 10.12             1995 Stock Option Plan for Non-Employee Directors.

 10.13             Form of Option Award Agreement.

 10.14 Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation dated April 25, 1996.

 11                Statement of Computation of Per Share Earnings (Included in
                   Note 1 of the Notes to Consolidated Financial Statements).

 16 Letter on change in certifying accounting (Incorporated by reference from ABFS's Current Report on Form 8-K dated March 11, 1996).

 21                Subsidiaries of the Company.

 22 Published Report Regarding Matters Submitted to a Shareholder Vote (Incorporated by Reference to Form 8-K dated February 12, 1993).

 27.               Financial Data Schedule.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date:    September 26, 1996            By:  /s/ Anthony J. Santilli, Jr.
         ------------------                 ----------------------------
                                       Name:     Anthony J. Santilli, Jr.
                                       Title:    Chairman, President, Chief
                                                 Executive Officer, Chief
                                                 Operating Officer, Treasurer &
                                                 Director (Duly Authorized
                                                 Officer)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony J. Santilli, Jr.
- -----------------------------------
Name:    Anthony J. Santilli, Jr.
Title:   Chairman, President, Chief Executive Officer,
         Chief Operating Officer, Treasurer,
         and Director
         (Principal Executive and Operating Officer)

Date:    September  26, 1996
         -------------------


- -----------------------------------           ------------------------------
Name:    Harold Sussman                       Name:     Michael DeLuca
Title:   Director                             Title:    Director


Date:                                         Date:
         -------------------------                      ------------------

/s/ David M. Levin                            /s/ Richard Kaufman
- ----------------------------------            ------------------------------
Name:    David M. Levin                       Name:     Richard Kaufman
Title:   Senior Vice President - Finance      Title:    Director
    and Chief Financial Officer
    (Principal Financial and Accounting       Date:      September 26, 1996
      Officer)                                           -------------------


Date:    September 26, 1996
         ------------------


/s/ Leonard Becker
- ----------------------------------
Name:    Leonard Becker
Title:   Director

Date:    September 26, 1996


September 26, 1996
- -------------------