Form 10QSB
period 1996-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1996-11-14
CIK 772349

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549
                                     FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER:  0-22474

                      AMERICAN BUSINESS FINANCIAL SERVICES, INC
          (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        87-0418807
    (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                         Identification No.)

    111 PRESIDENTIAL BOULEVARD, BALA CYNWYD, PA                      19004
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                   (610)  668-2440
                             (ISSUER'S TELEPHONE NUMBER)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No

As of November 1, 1996, there were 2,353,166 shares of the registrant's Common Stock issued and outstanding.

             AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           FORM 10-QSB - SEPTEMBER 30, 1996

                                        INDEX



Part I   Financial Information                                          Page No.

          Item 1.   Financial Statements

                   Consolidated Balance Sheet
                   - September 30, 1996                                        1

                   Consolidated Statements of Operations
                   - Three Months Ended September 30, 1996 and 1995            2

                   Consolidated Statement of Stockholders' Equity
                   - Three Months Ended September 30, 1996                     3

                   Consolidated Statements of Cash Flows
                   - Three Months Ended September 30, 1996 and 1995            4

                   Notes to Consolidated Financial Statements                  6

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                        ASSETS
                                                                September 30,
                                                                    1996
                                                                -------------
                                                                 (unaudited)

Cash and cash equivalents                                       $  8,812,590
Loans and leases receivable - net
 Available for sale                                               10,894,302
 Other                                                               579,134
Other receivables                                                 20,762,050
Prepaid expenses                                                   2,476,037
Property and equipment - net of accumulated
 depreciation and amortization                                     1,577,699
Other assets                                                       6,873,364
                                                                -------------
 Total assets                                                    $51,975,176
                                                                -------------
                                                                -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Debt                                                            $37,876,268
 Accounts payable and accrued expenses                             4,286,597
 Deferred income taxes                                             2,128,539
 Other liabilities                                                 2,171,913
                                                                -------------
 Total liabilities                                                46,463,317
                                                                -------------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value
   Authorized 1,000,000 shares
   Issued and outstanding, none
 Common stock, par value $.001
   Authorized 9,000,000 shares
   Issued and outstanding 2,353,166 shares                             2,353
 Additional paid-in capital                                        1,931,699
 Retained earnings                                                 4,177,839
                                                                ------------
                                                                   6,111,891
 Less note receivable                                                600,032
                                                                ------------
   Total stockholder's equity                                      5,511,859
                                                                ------------
      Total liabilities and stockholders' equity                 $51,975,176
                                                                ------------
                                                                ------------

See notes to consolidated statements.

             AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS





                                                   Three Months Ended
                                                      September 30,
                                                 -----------------------
                                                   1996            1995
                                                 ---------       -------
                                                (unaudited)    (unaudited)

REVENUES
 Gain on sale of loans                          $4,373,235     $     55,362
 Interest and fees                               1,135,228          888,674
 Other income                                       75,647              466
                                                ----------     ------------
                                                 5,584,110          944,502
EXPENSES
 Interest                                        1,041,659          451,790
 Provision for credit losses                       300,000           44,824
 Payroll and related costs                         198,611          130,593
 Sales and marketing                             1,369,253          492,219
 General and administrative                        896,678          261,030
                                                ----------     ------------
                                                 3,806,201        1,380,456

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES (RECOVERABLE)                  1,777,909        (435,954)

PROVISION FOR INCOME TAXES (RECOVERABLE)           622,268        (152,584)
                                                ----------     ------------
NET INCOME (LOSS)                               $1,155,641     $  (283,370)
                                                ----------     ------------
NET INCOME (LOSS) PER SHARE                     $      .47     $      (.13)
                                                ----------     ------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              2,448,031       2,128,154





See Notes to consolidated financial statements.

             AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED SEPTEMBER 30, 1996
                                     (UNAUDITED)





                              Common Stock
                           ------------------
                                                    Additional                       Total
                            Number of                Paid-In        Retained      Stockholders'
                             Shares     Amount       Capital        Earnings         Equity
                           ---------  -------      ----------      --------      -------------
BALANCE,
  July 1, 1996             2,353,166   $2,353      $1,931,699      $3,057,495    $4,991,547

Cash dividends
  ($.015 per share)                                                    (35,297)      (35,297)

Net income                                                           1,155,641     1,155,641
                           ----------  -------      ----------      -----------   ------------
BALANCE,
  September 30, 1996       2,353,166    $2,353      $1,931,699      $4,177,839    $6,111,891
                           ----------  -------      ----------      -----------   ------------










See notes to accompanying financial statements.

             AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH


                                                                           Three Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                           1996           1995
                                                                     --------------  ------------
                                                                       (unaudited)    (unaudited)


CASH FLOW FROM OPERATIONS
 Net income (loss)                                                   $  1,155,641   $   (283,370)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
 Amortization of loan origination cost                                     86,321         75,058
 Amortization of deferred servicing rights                                 51,643
 Provision for credit losses                                              300,000         44,824
 Accounts written off                                                     (50,443)
 Depreciation and amortization of property
    and equipment                                                         106,980         68,472
 Amortization of financing and organization costs                         127,933        109,840
 Increase (Decrease) in deferred income taxes                             622,268      (152,584)
 Gain on sale of loans                                                 (4,373,235)       (55,362)
 Increase in accrued interest and fees on loans receivable                (44,809)       (72,097)
 (Increase) Decrease in other receivables                              (1,083,286)       365,267
 Increase in prepaid expenses                                          (1,134,877)      (216,585)
 (Increase) decrease  in other assets                                     299,466        (28,447)
 Increase in accounts payable and accrued expenses                      1,154,427        262,450
 Increase in other liabilities                                            295,107        279,968
                                                                       ------------   -----------
 Net cash provided by (used in) operating activities                   (2,486,864)       397,434
                                                                       ------------   -----------
CASH FLOW FROM INVESTING ACTIVITIES
 Loan and leases originated                                           (22,971,918)    (7,876,031)
 Loan and lease payments received                                         856,130        355,338
 Proceeds of loans sold                                                26,676,311        958,413
 Purchase of property and equipment                                      (231,783)      (477,338)
 Decrease in securitization gain receivable                                    --         14,839
 Principal receipts on investment                                          16,245          5,245
                                                                       ------------   -----------
 Net cash provided by (used in) investing activities                    4,344,985     (7,019,534)
                                                                       ------------   -----------
CASH FLOW FROM FINANCING ACTIVITIES
 Financing costs incurred                                                (244,368)       (92,225)
 Net principal payments on revolving line of credit                    (2,348,465)            --
 Dividends paid                                                           (35,297)            --
 Principal payments on notes payable - other                                 (104)        (1,296)
 Proceeds from issuance of subordinated debentures                      5,945,884      3,724,674
 Principal payments on subordinated debentures                         (1,708,450)      (637,976)
                                                                       ------------   -----------
 Net cash provided by financing activities                              1,609,200      2,993,177
                                                                       ------------   -----------


                                                         -4-
                                                     (continued)

                    AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    INCREASE (DECREASE) IN CASH





                                                                           Three Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                           1996           1995
                                                                     --------------  ------------
                                                                       (unaudited)    (unaudited)

NET INCREASE (DECREASE) IN CASH                                         3,467,321     (3,628,923)

CASH AND CASH EQUIVALENTS - BEGINNING                                   5,345,269      4,734,368
                                                                       ------------   -----------
CASH AND CASH EQUIVALENTS - ENDING                                   $  8,812,590   $  1,105,445
                                                                       ------------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for
   Interest                                                          $    888,622   $    211,580
   Income taxes                                                                --         75,000

Noncash transactions recorded in connection with the sale
 of and foreclosure on loans receivable
   Increase in other receivables                                     $  5,583,603   $     59,405
   Increase in deferred servicing rights                                  574,210             --
   Increase in fixed assets                                                               51,425
                                                                                              --

During the three months ended September 30, 1995, stock options for 225,012 shares of common stock were exercised. The shares with a price of $600,032 were issued in exchange for a note receivable for the same amount.








See notes to consolidated financial statements.

                     AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           SEPTEMBER 30, 1996



1. BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc.
   (ABFS) and its wholly owned subsidiaries, collectively the "Company". All significant inter-company transactions and balances have been eliminated.

   In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three months ended September 30, 1996 and 1995. Results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be experienced for fiscal 1997.

   The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The accompanying notes should be read in conjunction with the Company's June 30, 1996 annual financial statements.

   1996 amounts have been reclassified to conform to current account classifications.

2. DEBT

   Debt is summarized as follows:

             Subordinated debentures (a)         $36,532,442
             Subordinated debentures (b)           1,325,421
             Note payable (c)                         18,355
                                                 -----------
                                                 $37,876,268
                                                 -----------

   (a) This represents aggregate sales made pursuant to total public offerings of debentures. These debentures mature during the period of October 1996 through September 2005 and are subordinate to all of the Company's Senior Indebtedness.

   (b) This represents aggregate sales made pursuant to a prior public offering of debentures. These debentures mature in November 1996 through October 1998 and are subordinate to all of the Company's Senior Indebtedness. Payment of principal and interest is guaranteed by ABC but such guarantee is subordinate to ABC's Senior Indebtedness.

   (c) This represents an equipment collateralized note payable in monthly installments of $655 including interest at 11.8%;
       final payment due in March 1999.

ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


    The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

BALANCE SHEET INFORMATION


    Total assets increased $5,081,013, or 11%, to $51,975,176 at September 30, 1996 from $46,894,163 at June 30, 1996. The primary reason for the increase was increases in cash and other receivables. Cash increased $3,467,321, or 65%, from $5,345,269 at June 30, 1996 to
$8,812,590 at September 30, 1996 as a result of the net cash received from a securitization and additional sales of subordinated debentures. Other receivables increased $6,671,508, or 47%, from $14,090,542 at June 30, 1996 due to the Company's retention of the residual interest in a trust in connection with its loan securitization.

    Total liabilities increased $3,960,669, or 9%, from $42,502,648 at June 30, 1996 to $46,463,317 at September 30, 1996 primarily due to an increase in debt. The increase in debt was due to net sales of subordinated debentures of $4,237,332 during the three months ended September 30, 1996 and a net decrease in institutional debt of $2,348,465. At September 30, 1996, the Company had approximately $37,850,000 of subordinated debentures outstanding.
 The Company's ratio of total debt to equity at September 30, 1996 was 6.8:1 as compared to 8.2:1 at June 30, 1996.

    Stockholders' equity increased $1,120,344, or 25%, due to an increase in retained earnings net of dividends paid.

RESULTS OF OPERATIONS

    Revenues increased $4,639,608 or 491% to $5,584,110 in the first quarter of fiscal 1997 from $944,502 for the first quarter of fiscal 1996. As described in more detail below, the increase in revenues was primarily the result of gains on sales of loans through securitizations.

    Gain on sale of loans increased $4,357,087 to $4,412,449 for the quarter ended September 30, 1996 from $55,362 for the comparable period of 1995.
This increase was the result of a sale of loans through a securitization in September of 1996. The Company recognized a gain of $4,412,449 (representing the fair value of residual certificates of $5,563,603 less $1,151,154 of costs associated with the transaction) on the Company's participation in $26.9 million of loans sold through a $40.0 million securitization. The balance of $13.1 million was in the form of a pre-funded account which the Company will complete in the second quarter of fiscal year 1997. The Company did not participate in a securitization during the corresponding quarter of the prior fiscal year.

     Interest and fee income consists of interest income, fee income and amortization of origination costs. Interest and fee income increased $246,554 or 28% to $1,135,228 in the quarter ended September 30, 1996 from $888,674 in the quarter ended September 1995 due to an increase in interest income as a result of a higher amount of loans retained in portfolio prior to the securitization.

    Interest income consists of interest income the Company earns on the loans and leases it holds in its portfolio. Interest income from loans and leases held in portfolio increased $468,689 to $941,700 for the first quarter of fiscal 1997 or a 99% increase over the $473,011 reported for the first quarter of fiscal 1996.

The increase was attributable to increased originations of consumer and business loans and leases, as well as management's decision to retain home equity loans in portfolio in contemplation of future securitizations.

    During the three months ended September 30, 1996, the Company originated approximately $12.7 million of consumer loans, $7.4 million of business loans and $1.9 million of leases. During the comparable period of fiscal 1996, the Company originated $4.8 million of consumer loans, $7.0 million of business loans and $1.3 million of leases. The majority of the consumer loans originated during the comparable period were sold to third parties (with servicing released). Beginning in October 1995, as part of the Company's securitization strategy, the Company placed consumer loans into its held for sale portfolio until
sold as part of a securitization.   As a result of this strategy, the
Company has the ability to hold a greater amount of loans in its portfolio thereby generating an increase in interest income and a decrease in fee income, as described below.

    Fee income, includes primarily premium and points earned when loans are closed, funded and immediately sold to unrelated third party purchasers. Fee income decreased $195,091 from $474,939 for the three months ended September 30, 1995 to $279,848 for the three months ended September 30, 1996. The reduction in fee income was due to the Company's current strategy of building a portfolio of loans and securitizing them. As a result of this strategy, the Company is not selling as many loans upon origination, thereby reducing fee income.

    The third component of interest and fee income is amortization of origination costs. During the three months ended September 30, 1996 amortization of origination costs was $86,320 compared to $74,507 recognized during the comparable period last year. The increase was partly attributable to an increase in the amortization of lease originations of $29,254 caused by growth in the lease portfolio. Amortization of loan origination costs, not considering the effect of
leases, actually decreased by $17,441.   The amount of origination cost
recognized is in part determined by the length of time a loan is held in portfolio. In the current fiscal quarter, the Company securitized its loan portfolio on August 30th resulting in the average loan being held in portfolio for one month. No loans were securitized in the comparable period resulting in an average holding period of 1.5 months.

    Total expenses increased $2,425,745 or 176% to $3,806,201 for the three months ended September 30, 1996 from $1,380,456 for the three months ended September 30, 1995. As described in more detail below, this increase was primarily a result of increased interest and sales expense attributable to the Company's continued sale of subordinated debentures. Also contributing to the increase in total expenses was increases in provision for credit losses, payroll, sales and marketing and general and administrative expenses related to increased loan and lease originations.

    Interest expense increased $589,869 or 77% to $1,041,659 for the three months ended September 30, 1996 from $451,790 for the three months ended September 30, 1995. The increase was primarily attributable to an increase in the amount of the Company's subordinated debt outstanding. Average subordinated debt outstanding was $35.8 million during the first quarter of fiscal 1997 as compared to $19.9 million during the first quarter of fiscal 1996. Average interest rates paid on the subordinated debt increased from 8.81% to 8.99%. Interest expense on lines of credit utilized by the Company during the three months ended September 30, 1996 was $138,879. The lines were not in use during the comparable period of fiscal 1996.

    The Company maintains an allowance for credit losses based upon management's estimate of the expected collectability of loans and leases outstanding. The allowance is determined based upon management's estimate of potential losses in the portfolio in light of economic conditions, the credit history of the borrowers, and the nature and characteristics of the underlying collateral as well as the Company's historical loss experience. Although the Company's historical loss experience has been minimal, the increase in the allowance reflects the increase in originations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that additional provisions will not be required. The allowance is increased through an increase in the provision for credit losses. The provision for credit losses increased by $255,176 to $300,000 from $44,824 in the prior period. The increase in the provision for credit losses was due to the Company's growing loan and lease portfolios. The Company had an allowance for credit losses of $956,982 at September 30, 1996. The ratio of the allowance for credit losses to total net loan and lease receivables, owned and serviced, was 1.0% at September 30, 1996 as compared to .81% at September 30, 1995.

    Payroll and related costs increased $68,018, or 52%, to $198,611 for the three months ended September 30, 1996 from $130,593 for the three months ended September 30, 1995. The increase was due to an increase in the number of administrative employees as a result of the Company's growth in loan and lease originations and increase in loans serviced for
others.   Management anticipates that such expense will continue to
increase in the future as the Company's expansion and increasing originations continue.

    Sales and marketing expenses increased $877,034, or 178%, to $1,369,253 for the quarter ended September 30, 1996 from $492,219 in the comparable quarter of fiscal 1996. The increase is attributable to increases in advertising costs as a result of increased newspaper, direct mail and radio advertising related to the Company's sales of debentures and loan products. In addition, the Company initiated a television advertising program for the sale of its home equity product. Subject to market conditions, the Company plans to expand its service area along the Atlantic Coast. As a result, it is therefore anticipated that sales and marketing expenses will continue to increase in the future.

    General and administrative expenses increased $635,648, or 244%, to $896,678 for the quarter ended September 30, 1996 from $261,030 for the quarter ended September 30, 1995. The increase was primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and loan servicing experienced during the first quarter of fiscal 1997.

    Net income increased $1,439,011 to $1,155,641 for the three months ended September 30, 1996 from a net loss of $283,370 for the three months ended September 30, 1995. As a result of the increase, earnings per share increased to $.47 on weighted average common shares outstanding of 2,448,301 compared to a loss per share of $.13 on weighted average common shares outstanding of 2,128,154.

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

    During the three months ended September 30, 1996 the Company sold approximately $5.9 million in principal amount of subordinated debentures pursuant to a registered offering with varying maturities ranging from three months to ten years. The proceeds of such debenture sales have been used to fund general operating and lending activities. The Company intends to meet its obligations to repay such debentures as they mature with income generated through its lending activities and funds generated through repayment of outstanding loans and leases. The repayment of such obligations should not affect the Company's operations.

    During the first quarter of fiscal 1997, the Company completed the initial portion of a loan securitization involving $26.9 of business and home equity loans. The securitization resulted in proceeds of approximately $26.7 million. The Company intends to utilize the proceeds of the securitization to fund the origination of new loans and leases.

    The Company maintains a $3.5 million revolving line of credit for the funding of business loans and two revolving lines of credit totaling $32.5 million for the funding of consumer loans. None of the lines were in use at September 30,1996.

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibit:  NONE

        (b)  Form 8-K:  NONE

                                      SIGNATURE


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 AMERICAN BUSINESS FINANCIAL SERVICES, INC.



DATE:  11/14/96
                                            BY: /S/ DAVID M. LEVIN
                                                ------------------
                                                 David M. Levin
                                                 Senior Vice
                                                  President and
                                                  Chief Financial
                                                  Officer

                        AMERICAN BUSINESS FINANCIAL SERVICES, INC.


                                  INDEX TO EXHIBITS


S-B Exhibit

NUMBER                        NAME

  27                          Financial Data Schedule