Form 10QSB/A
period 1996-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1996-11-15
CIK 772349

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549
                                    FORM 10-QSB/A



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
                                                                -------------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value
   Authorized 1,000,000 shares
   Issued and outstanding, none
 Common stock, par value $.001
   Authorized 9,000,000 shares
   Issued and outstanding 2,353,166 shares                             2,353
 Additional paid-in capital                                        1,931,699
 Retained earnings                                                 4,177,839
                                                                ------------
                                                                   6,111,891
 Less note receivable                                                600,032
                                                                ------------
   Total stockholders' equity                                      5,511,859
                                                                ------------
      Total liabilities and stockholders' equity                 $51,975,176
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


                                                         -4-
                                                     (continued)

                    AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    INCREASE (DECREASE) IN CASH







                                                                           Three Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                           1996           1995
                                                                     --------------  ------------
                                                                       (unaudited)    (unaudited)

NET INCREASE (DECREASE) IN CASH                                         3,467,321     (3,628,923)

CASH AND CASH EQUIVALENTS - BEGINNING                                   5,345,269      4,734,368
                                                                       ------------   -----------
CASH AND CASH EQUIVALENTS - ENDING                                   $  8,812,590   $  1,105,445
                                                                       ------------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for
   Interest                                                          $    888,622   $    211,580
   Income taxes                                                                --         75,000

Noncash transactions recorded in connection with the sale
 of and foreclosure on loans receivable
   Increase in other receivables                                     $  5,583,603   $     59,405
   Increase in deferred servicing rights                                  574,210             --
   Increase in fixed assets                                                    --         51,425




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



        (a)  Exhibit 27:  Financial Data Schedule



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