Form 10QSB
period 1996-12-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1997-02-14
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number:   0-22474
                       ------------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    87-0418807
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

 111 Presidential Boulevard, Bala Cynwyd, PA                19004
------------------------------------------------          ----------
  (Address of principal executive offices)                (Zip Code)

                                 (610) 668-2440
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X    No
                                                              -------    ------

As of February 11, 1997, there were 2,353,166 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format      Yes         No    X
                                                       -------    -------

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 31, 1996

                                      INDEX


                                                                                                                   Page No.
                                                                                                                   --------
Part I     Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheet.......................................................................1

                      Statements of Consolidated Operations............................................................2

                      Consolidated Statement of Stockholders' Equity...................................................3

                      Statements of Consolidated Cash Flows............................................................4

                      Notes to Consolidated Financial Statements.......................................................7

           Item 2     Management's Discussion and Analysis of Results of Operations and Financial Condition............8

Part II    Other Information..........................................................................................13

            Item 1.   Legal Proceedings
            Item 2.   Changes in Securitites
            Item 3.   Defaults upon Senior Securitites
            Item 4.   Submission of Matters to a Vote of Security Holders
            Item 5.   Other Information
            Item 6.   Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  December 31,
                                                                     1996
                                                                  (unaudited)
                                                                  -----------
Cash and cash equivalents                                         $ 3,034,952
Loans and lease receivables - net
    Available for sale                                             26,396,556
    Other                                                             882,632
Other receivables                                                  23,078,793
Prepaid expenses                                                    2,437,487
Property and equipment - net                                        1,759,430
Other assets                                                        9,873,618
                                                                  -----------

         Total assets                                             $67,463,468
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Debt                                                          $51,554,991
    Accounts payable and accrued expenses                           3,924,998
    Deferred income taxes                                           2,744,909
    Other liabilities                                               2,617,322
                                                                  -----------
         Total liabilities                                         60,842,220
                                                                  -----------
STOCKHOLDERS' EQUITY
    Preferred stock,  par value $.001
         Authorized 1,000,000 shares
          Issued and outstanding - none
    Common stock,  par value $.001
       Authorized 9,000,000 shares
       Issued and outstanding 2,353,166                                 2,353
    Additional paid-in capital                                      1,931,699
    Retained earnings                                               5,287,228
                                                                  -----------
                                                                    7,221,280
    Less note receivable                                              600,032
                                                                  -----------
    Total stockholder' equity                                       6,621,248
                                                                  -----------
    Total liabilities and stockholders' equity                    $67,463,468
                                                                  ===========

See notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                Six Months Ended
                                                  December 31,                    December 31,
                                         ----------------------------      ----------------------------
                                             1996             1995             1996            1995
                                         -----------      -----------      -----------      -----------
 REVENUES
      Gain on sale of loans              $ 3,859,359      $ 3,863,481      $ 8,232,594      $ 3,918,843
      Interest and fees                    1,345,682          638,441        2,480,910        1,527,115
      Other income                           116,640           55,319          192,287           55,785
                                         -----------      -----------      -----------      -----------

                                           5,321,681        4,557,241       10,905,791        5,501,743
                                         -----------      -----------      -----------      -----------
 EXPENSES
      Interest                             1,109,184          663,902        2,150,843        1,115,692
      Provision for credit losses            100,000          246,927          400,000          291,751
      Payroll and related costs              322,438          179,931          521,049          310,524
      Sales and marketing                  1,477,284          568,249        2,846,537        1,060,468
      General and administrative             551,274          457,653        1,447,952          718,683
                                         -----------      -----------      -----------      -----------
                                           3,560,180        2,116,662        7,366,381        3,497,118
                                         -----------      -----------      -----------      -----------

 INCOME BEFORE PROVISION
     FOR INCOME TAXES                      1,761,501        2,440,579        3,539,410        2,004,625

 PROVISION FOR INCOME TAXES                  616,814          854,203        1,239,082          701,619
                                         -----------      -----------      -----------      -----------

 NET INCOME                              $ 1,144,687      $ 1,586,376      $ 2,300,328      $ 1,303,006
                                         ===========      ===========      ===========      ===========

 NET INCOME PER SHARE                    $       .46      $       .67      $       .93      $       .58
                                         ===========      ===========      ===========      ===========

 WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                     2,473,277        2,353,166        2,468,045        2,240,660

See notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                     Common Stock
                              ---------------------------
                                                              Additional                                              Total
                              Number of                        Paid-In          Retained             Note          Stockholders'
                               Shares             Amount       Capital          Earnings          Receivable         Equity
                              ---------          -------      -----------      -----------       ------------      -------------
  BALANCE,                    2,353,166          $ 2,353      $ 1,931,699      $ 3,057,495       $  (600,032)      $ 4,391,515
        July 1, 1996


  Cash dividends
      ($.03 per share)             --               --               --            (70,595)             --             (70,595)

  Net income                       --               --               --          2,300,328              --           2,300,328
                              ---------          -------      -----------      -----------       ------------      -------------

 BALANCE
     December 31, 1996        2,353,166          $ 2,353      $ 1,931,699      $ 5,287,228       $  (600,032)      $ 6,621,248
                              =========          =======      ===========      ===========       ============      =============

See notes to consolidated financial statements

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                    --------------------------------------
                                                                         1996                      1995
                                                                    ------------              ------------
     CASH FLOW FROM OPERATIONS
     Net income                                                     $  2,300,328              $  1,303,006
     Adjustments to reconcile net income to net
        cash (used in) provided by operating activities
           Gain in sales of loans/leases                              (8,198,414)               (3,918,843)
           Amortization of origination
             fees and costs                                              165,773                   149,357
           Amoritization of deferred
             servicing rights                                            151,031                     5,389
           Provision for credit losses                                   400,000                   291,751
           Accounts written off                                          (58,335)                  (46,492)
           Depreciation and amortization of
             property and equipment                                      223,821                   135,111
           Amortization of financing and
              organization costs                                         285,441                   233,262
           (Increase) decrease in accrued
              interest and fees on loan and
             lease receivables                                          (684,226)                  (70,529)
            Decrease (increase) in
              other receivables                                           (9,634)                  626,134
           (Increase) in prepaid expenses                               (921,892)                 (372,481)
            Decrease in other assets                                     129,177                       109
            Increase in accounts payable and
              accrued expenses                                           792,828                 1,178,228
            Increase (decrease) in deferred
              income taxes                                             1,238,638                  (128,435)
            Increase in other liabilities                                740,516                   507,759
                                                                    ------------              ------------
 Net cash used in operating activities                                (3,444,978)                 (106,674)
                                                                    ------------              ------------
 CASH FLOW FROM INVESTING ACTIVITIES
     Loan and leases originated                                      (53,750,073)              (20,967,495)
     Loan and lease payments received                                  1,594,235                   758,136
     Proceeds of loans and leases sold                                40,000,000                 9,068,162
     Purchase of property and equipment                                 (530,356)                 (196,188)
     Decrease in securitization gain receivable                             --                      29,564
     Principal receipts on investments                                    36,287                    11,784
     Initial overcollateralzation                                     (1,200,000)
                                                                    ------------              ------------

      Net cash used in investing activities                          (13,849,907)              (11,296,037)
                                                                    ------------              ------------

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                            Six Months Ended
                                                                              December 31,
                                                                --------------------------------------
                                                                     1996                     1995
                                                                ------------              ------------
 CASH FLOW FROM FINANCING ACTIVITIES
     Financing costs incurred                                       (512,457)                 (297,831)
     Net proceeds of (principal payments on)
        revolving lines of credit                                  3,961,041                 2,500,000
     Dividends paid                                                  (70,595)                     --
     Principal payments on note
        payable, other                                               (18,457)                   (2,912)
     Proceeds from insurance of subordinated
       debentures                                                 14,609,499                 8,186,981
     Principal payments on subordinated
       debentures                                                 (2,984,493)               (1,240,800)
                                                                ------------              ------------

       Net cash provided by financing activities                  14,984,538                 9,145,438
                                                                ------------              ------------
        NET DECREASE IN CASH
         AND CASH EQUIVALENTS                                     (2,310,317)               (2,257,273)
        CASH AND CASH EQUIVALENTS - BEGINNING PERIOD               5,345,269                 4,734,368
                                                                ------------              ------------
        CASH AND CASH EQUIVALENTS - END PERIOD                  $  3,034,952              $  2,477,095
                                                                ============              ============

See notes to consolidated financial statements

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                       -----------------------------------
                                                                          1996                     1995
                                                                       -----------             -----------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
        Interest                                                       $ 1,156,639             $   474,607
        Income Taxes                                                          --                    78,475
      Noncash transactions recorded in connection
        with the sale of and foreclosure on loans
        receivable
        Increase in other receivable, securitization gains               8,793,425              10,662,924
          Increase in other assets
            Investment, held to maturity                                      --                 1,261,285
            Foreclosed real estate held for sale                           134,280                    --
              Other holdings held for sale                                  73,442                    --
              Transfer from loans and leases, other                        250,380                    --
              Mortgage servicing rights                                  3,000,201                    --
              Increase in fixed assets                                        --                    51,425
                                                                       -----------             -----------
                                                                       $12,251,728             $11,975,634
                                                                       ===========             ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the six months ended December 31, 1995, stock options for 225,012 shares of common stock were exercised. The shares with a price of $600,032 were issued in exchange for a note receivable for the same amount.














See notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (Unaudited)


1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc. ("ABFS") and its wholly owned subsidiaries, collectively the "Company". All significant intercompany transactions and balances have been eliminated.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of its operations for the three and six months ended December 31, 1996 and 1995. The results of operations experienced for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results to be experienced for the fiscal year ended June 30, 1997.

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

     1995 amounts have been reclassified to conform to current account classifications.

2.   DEBT

     Debt is summarized as follows:

         Warehouse credit facility (a)                  $ 6,309,506
         Subordinated debentures (b)                     43,975,764
         Subordinated debentures (c)                      1,269,721
                                                        -----------
                                                        $51,554,991
                                                        ===========

     (a) This represents the balance due under a $25,000,000 warehouse line of credit expiring in March, 1997 and bearing interest at the 30 day LIBOR plus 1.25%.

     (b) This represents aggregate sales made pursuant to a public offering of debentures. These debentures mature during the period of January 1997 through December 2006 and are subordinate to all of the Company's Senior Indebtedness.

     (c) This represents aggregate sales made pursuant to a prior public offering of debentures. These debentures mature in January 1997 through October 1998 and are subordinate to all of the Company's Senior Indebtedness. Payment of principal and interest is guaranteed by ABC but such guarantee is subordinate to ABC's Senior Indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

BALANCE SHEET INFORMATION

         Total assets increased $20.6 million, or 43.9%, to $67.5 million at December 31, 1996 from $46.9 million at June 30, 1996 due primarily to increases in loan and lease receivables, other receivables and other assets. Loan and lease receivables available for sale increased $8.8 million as a result of increased originations primarily due to increased originations of non-conforming mortgage loans, typically originated to credit impaired borrowers, secured by mortgages on single family homes ("Home Equity Loans"). Other receivables, consisting primarily of the excess spread related to the Company's securitizations, increased $9.0 million, or 63.8%, to $23.1 million at December 31, 1996, from $14.1 million at June 30, 1996 due to the Company's retention of the excess spread in connection with its loan securitization. Other assets increased $3.4 million, or 52.3 %, to $9.9 million at December 31, 1996 from $6.5 million at June 30, 1996 due primarily to an increase in mortgage servicing rights obtained in connection with the Company's loan securitizations.

         Total liabilities increased $18.3 million, or 43.1%, to $60.8 million at December 31, 1996 from $42.5 million at June 30, 1996 primarily due to an increase in debt. The increase in debt was due to net sales of subordinated debentures of $11.6 million during the six months ended December 31, 1996 and a net increase in institutional debt of $6.3 million as the Company utilized its lines of credit to fund loan demand. At December 31, 1996, the Company had $45.2 million of subordinated debentures outstanding. The Company's ratio of total debt to equity at December 31, 1996 was 7.8:1 as compared to 8.2:1 at June 30, 1996.

RESULTS OF OPERATIONS

         During fiscal 1996 and the six months ended December 31, 1996, the Company experienced record levels of total revenues and net income as a result of increases in originations and securitizations. The Company's total revenues increased $6.8 million, or 121.4%, between fiscal 1995 and 1996 while net income increased $1.7 million, or 292.6%, during the same fiscal period. Total revenues increased $5.4 million and net income increased $1.0 million for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995.

         Since the Company's securitization strategy requires the Company to build an inventory of loans over time, the Company may experience fluctuations in operating results as a consequence of incurring costs and expenses in a fiscal period prior to the fiscal period in which the securitization is consummated. As such, the results of operations for a given period may not be indicative of results for subsequent comparable periods.

         Total Revenues. Total revenues increased $5.4 million, or 98.2%, to $10.9 million in the six months ended December 31, 1996 from $5.5 million for the six months ended December 31, 1995. The increase in total revenues was primarily the result of gains on sales of loans through securitizations.

         Gain on Sale of Loans. Gain on sale of loans increased $4.3 million to $8.2 million for the six months ended December 31, 1996 from $3.9 million for the six months ended December 31, 1995. The increase was the result of a sale of $16.1 million of loans secured by real estate and other business assets ("Business Purpose Loans") and $23.9 million of Home Equity Loans through a securitization in September of 1996. The Company recognized a gain of $7.0 million (representing the fair value of the excess spread of $7.9 million less $900,000 of costs associated with the transaction) on the Company's participation in the $40.0 million of loans sold through this securitization. The Company recognized $1.2 million of gain on sale of loans through excess mortgage servicing rights received in connection with prior securitizations.

Given the unseasoned nature of the loans securitized and the lack of supporting financial information thereon, the Company was previously unable to reasonably estimate the value of such excess mortgage servicing rights. The recognition of excess mortgage servicing rights will be included in the gain on sale of loans sold through securitizations occuring in future periods in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets".

         Interest and Fee Income. Interest and fees income consists of interest income, fee income and amortization of origination costs. Interest and fee income increased $1.0 million, or 66.7%, to $2.5 million in the six months ended December 31, 1996 from $1.5 million in the six months ended December 31, 1995 due to an increase in interest income as a result of a larger amount of loans retained in portfolio prior to the securitization.

         Interest income consists of interest income the Company earns on the loans and leases it holds in its portfolio. Interest income from loans and leases held in portfolio increased $921,000 to $1.9 million for the six months ended December 31, 1996 or a 94.2 % increase over the $978,000 reported for the six months ended December 31, 1995. The increase was attributable to increased originations of Business Purpose Loans, Home Equity Loans and small ticket leases (generally $10,000 to $150,000) for the acquisition of business equipment ("Equipment Leases"), as well as management's decision to retain Home Equity Loans in portfolio in contemplation of future securitizations.

         During the six months ended December 31, 1996, the Company originated approximately $30.2 million of Home Equity Loans, $17.8 million of Business Purpose Loans and $3.8 million of Equipment Leases. During the six months ended December 31, 1995, the Company originated $11.4 million of Home Equity Loans, $12.4 million of Business Purpose Loans and $2.5 million of Equipment Leases. The majority of the Home Equity Loans originated during the six months ended December 31, 1995 were sold to third parties (with servicing released). Beginning in October 1995, as part of the Company's securitization strategy, the Company placed Home Equity Loans into its held for sale portfolio until sold as part of a securitization. Prior to the implementation of the securitization strategy, the Company originated and immediately sold such loans. As a result of the Company's securitization strategy, the Company holds a greater amount of Home Equity Loans in its portfolio thereby generating an increase in interest income and a decrease in fee income, as described below.

         Fee income, includes primarily premium and points earned when loans are closed, funded and immediately sold to unrelated third party purchasers. Fee income decreased $6,000 from $753,000 for the six months ended December 31, 1995 to $747,000 for the six months ended December 31, 1996. The reduction in fee income was due to the Company's current strategy of building a portfolio of loans and securitizing them. As a result of this strategy, the Company is generally not selling loans upon origination, thereby reducing fee income.

         The third component of interest and fee income is amortization of origination costs. During the six months ended December 31, 1996, amortization of origination costs was $166,000 compared to $149,000 recognized during the six months ended December 31, 1995. The increase was attributable to an increase in the amortization of lease origination costs of $55,000 resulting from an increase in the lease portfolio. This increase was partially offset by the amortization of loan origination costs which decreased by $38,000. The decrease in amortization of loan origination costs resulted from the Company's change in its amortization policy, effective October 1, 1996, to exclude loans originated or purchased which were designated to be sold within the following twelve months.

         Total Expenses. Total expenses increased $3.9 million, or 111.4%, to $7.4 million for the six months ended December 31, 1996 from $3.5 million for the six months ended December 31, 1995. As described in more detail below, this increase was primarily a result of increased interest and sales expense attributable to the Company's continued sale of subordinated debentures. Also contributing to the increase in total expenses was increases in provision for credit losses, payroll, sales and marketing and general and administrative expenses related to increased loan and lease originations.

         Interest Expense. Interest expense increased $1.1 million, or 100.0%, to $2.2 million for the six months ended December 31, 1996 from $1.1 million for the six months ended December 31, 1995. The increase was primarily attributable to an increase in the amount of the Company's subordinated debentures outstanding, the proceeds of which were utilized to fund the Company's loan growth. Average subordinated debentures outstanding were $38.8 million during the six months ended December 31, 1996 as compared to $21.2 million during the six months ended December 31, 1995. Average interest rates paid on the subordinated debentures increased to 9.03% for the six ended December 31,

1996 from 8.89% for the six months ended December 31, 1995 due to an increase in the volume of debentures with maturities of greater than one year which bear higher interest rates than shorter term debentures. Interest expense on lines of credit utilized by the Company during the six months ended December 31, 1996 was $401,000, as compared to $173,000 during the six months ended December 31, 1995. The increase was due to the Company's partial utilization of its $25.0 million warehouse line of credit to fund Home Equity Loans.

         Allowance for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding. The allowance is determined based upon management's estimate of potential losses in the portfolio in light of economic conditions, the credit history of the borrowers, and the nature and characteristics of the underlying collateral as well as the Company's historical loss experience. Although the Company's historical loss experience has been minimal, the increase in the allowance reflects the increase in originations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provisions will not be required. The allowance is increased through a provision for credit losses. The provision for credit losses increased by $108,000 to $400,000 for the six months ended December 31, 1996 from $292,000 for the six months ended December 31, 1995. The Company had an allowance for credit losses of $1.0 million at December 31, 1996. The ratio of the allowance for credit losses to total net loan and lease receivables serviced was 1.0% at December 31, 1996 as compared to 1.2% at December 31, 1995. From the inception of the Company's business in 1988 through December 31, 1996, the Company has experienced a total of approximately $311,000 in net loan and lease losses.

         Payroll and Related Costs. Payroll and related costs increased $210,000, or 67.5%, to $521,000 for the six months ended December 31, 1996 from $311,000 for the six months ended December 31, 1995. The increase was due to both an increase in the number of administrative employees as a result of the Company's growth in loan and lease originations and an increase in loans serviced for others. Management anticipates that such expense will continue to increase in the future as the Company's expansion and increasing originations continue.

         Sales and Marketing Expenses. Sales and marketing expenses increased $1.7 million, or 154.5%, to $2.8 million for the six months ended December 31, 1996 from $1.1 million in the six months ended December 31, 1995. The increase was attributable to increases in advertising costs as a result of increased newspaper, direct mail and radio advertising related to the Company's sales of subordinated debentures and loan products. In addition, the Company initiated a television advertising program for the sale of its home equity product. Subject to market conditions, the Company plans to expand its service area throughout the eastern United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $681,000, or 94.7%, to $1.4 million for the six months ended December 31, 1996 from $719,000 for the six months ended December 31, 1995. The increase was primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and loan servicing experienced during the six months ended December 31, 1996.

         Income Taxes. Income Taxes increased $498,000 to $1.2 million for the six months ended December 31, 1996 from $702,000 for the six months ended December 31, 1995 due to an increase in income before taxes.

         Net Income. Net income increased $1.0 million to $2.3 million for the six months ended December 31, 1996 as compared to $1.3 million for the six months ended December 31, 1995. As a result of the increase, earnings per share increased to $0.93 on weighted average common shares outstanding of 2,468,045 compared to $0.58 on weighted average common shares outstanding of 2,240,660.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to fund its loans principally through (i) the securitization and sales of loans which it originates, (ii) the sale of the Company's registered subordinated debentures, (iii) institutional debt financing, and (iv) retained earnings. The Company's cash requirements include the funding of loan originations, payment of interest expense, funding over-collaterization requirements, operating expenses and capital expenditures.

         To a limited extent, the Company presently intends to continue to augment the interest and fee income it earns on its loan and lease portfolio, from time to time, by selling loans either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         In recent periods, the Company has significantly increased its reliance on securitizations to generate cash proceeds for the repayment of debt and to fund its ongoing operations. During the six months ended December 31, 1996, the Company completed a securitization involving $40.0 million of Business Purpose Loans and Home Equity Loans. The securitization results in net proceeds of approximately $38.8 million. The Company has utilized the proceeds of the securitizations to fund the origination of new loans and leases and to repay funds borrowed pursuant to the Company's warehouse of financing facilities. As a result of the terms of the securitizations, the Company will receive less cash flow from the portfolios of loans securitized than it would otherwise receive absent securitizations.

         The Company's sale of loans through securitizations has resulted in gains on sale of loans recognized by the Company. For the six months ended December 31, 1996, the Company had gain on sale of loans through securitizations of $7.0 million. The Company uses a portion of the proceeds of a securitization, net of fees and costs of the securitization, to repay the warehouse credit facilities. Additionally, in a securitization, the Company obtains the right to receive excess cash flows generated by the securitized loans held in the trust referred to herein as the excess spread and capitalizes mortgage servicing rights, each of which creates non-cash taxable income. Consequently, the income tax payable and the expenses related to the securtizations negatively impact the Company's cash flow. As a result, the Company may operate on a negative operating cash flow basis which could negatively impact the Company's results of operations during such periods.

         Additionally, pursuant to the terms of the securitizations, the Company will act as the servicer of the loans and in that capacity will be obligated to advance funds in certain circumstances in respect of each monthly loan interest payment that accrued during the collection period for the loans but was not received, unless the Company determines that such advances will not be recoverable from subsequent collections in respect of the related loan. The Company's obligation to advance funds in its capacity as servicer of the loans may create greater demands on the Company's cash flow than either selling loans or maintaining a portfolio of loans.

         Subject to economic, market and interest rate collections, the Company intends to continue to implement additional securitizations of its loan portfolios and may in the future securitize its lease portfolio. Adverse conditions in the securitization market could impair the Company's ability to sell loans through securitizations on a favorable or timely basis. Since the sale of loans through securitizations is an important source of revenues, any such delay or impairment could have a material adverse impact on the Company's results of operations.

         Despite its use of a portion of the proceeds of the securitizations to fund loan originations, the Company continues to rely on borrowings such as its subordinated debentures and warehouse credit facilities or lines of credit to fund its operations. At December 31,1996, the Company had a total of $45.2 million of subordinated debentures outstanding and available credit facilities and lines of credit totaling $47.5 million, of which $6.3 million was drawn upon on such date.

         Between 1990 and 1993, American Business Finance Corporation ("ABFC"), an indirect subsidiary of ABFS, sold approximately $1.7 million in principal amount of subordinated debentures which mature at varying times between September 1996 and June 1998. In December 1993, the Company ceased selling subordinated debentures through ABFC. As of December 31, 1996, ABFC had approximately $1.3 million of subordinated debentures outstanding.

         In addition, during the six months ended December 31, 1996, ABFS sold $11.6 million in principal amount of subordinated debentures (including redemptions and repurchases by investors), pursuant to registered offerings with maturitites ranging between three months and ten years. As of December 31, 1996, ABFS had approximately $43.9 million of subordinated debentures outstanding (excluding the debt of ABFC). The proceeds of such sales of debentures have been used to fund general operating and lending activities. The Company intends to meet its obligations to repay such debentures as they mature with income generated through its lending activities and funds generated through repayment of its outstanding loans. The repayment of such obligations should not effect the Company's operations.

         During fiscal 1997, the Company intends to file a registration statement with the Securities and Exchange Commission which would register up to $125.0 million of subordinated debt securities for sale in a public offering. The Company anticipates offering such securities to the public on a continuous basis over a twenty month period.

         In April 1996, Upland entered into an Interim Warehouse and Security Agreement with Prudential Securities Realty Funding Corporation. The credit facility is for $25.0 million, bears interest at the 30 day London Inter-Bank Offered Rate ("LIBOR") plus 1.25% and expires March 1997. Additionally, in May 1996, Upland entered into a $7.5 million Revolving Loan and Security Agreement with BankAmerica Business Credit, Inc. The credit facility bears interest at the bank's prime rate plus 1.25% and expires in May 1998. In addition, in December 1996, ABC entered into a Loan and Security Agreement with Finova Capital Corporation. This line of credit is in the amount of $15.0 million and expires in December 1999. This line of credit bears interest at the Prime Rate plus 1.0% and is guaranteed by the Company. At December 31, 1996, $6.3 million of these credit facilities were being utilized.

         The Company is currently discussing the possibility of obtaining additional lines of credit with other lenders and providers of credit.

         As of December 31, 1996, the Company had $31.0 million of debt scheduled to mature during the twelve months ending December 31, 1997 which was comprised of $24.7 million of maturing subordinated debentures and credit facilities totaling $6.3 million. The Company currently expects to refinance the $24.7 million of maturing debt through extensions of maturing debentures or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. The credit facility is expected to be repaid from funds obtained through the Company's next loan securitization. Despite the Company's current use of securitizations to fund loan growth, the Company is also dependent upon borrowings to fund a portion of its operations. As a result, the Company intends to continue to utilize debt financing to fund its operations in the future.

         From time to time, the Company considers potential acquisitions of related business or assets which could have a material impact upon the Company's results of operations and liquidity position.

         The Company leases certain of its facilities under five-year operating lease expiring in November 2000 at a minimum annual rental of $430,637. The lease contains a renewal option for an additional period at increased annual rental.

Forward Looking Statements

         When used in this Quarterly Report, the word or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, credit risk related to the Company's borrowers, market conditions and real estate values in the Company's primary lending area, competition, factors affecting the Company's ability to implement its growth strategy, the Company's dependence on debt financing and securitizations to fund its operations, fluctuations in quarterly operating results, unseasoned nature of the Company's Equipment Lease portfolio, state and federal regulation and licensing requirements applicable to the Company's lending activities and environmental concerns that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Such factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in this Quarterly Report.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On or about February 17, 1995, American Business Leasing, Inc. ("ABL") was served with a Writ of Summons captioned Montgomery Leasing Company v. American Business Credit, Inc. and American Business Financial Services, Inc., Court of Common Pleas of Montgomery Count (Pennsylvania), No. 95-03554. In connection therewith, on or about May 18, 1995, ABL was served a complaint captioned Montgomery Leasing Company v. American Business Credit, American Business Financial Services, Inc., Donna Wesemann and Christine Adam, Court of Common Pleas of Montgomery County (Pennsylvania) No. 95-07219. The complaint alleges that the named defendants acted in a conspiracy to damage the plaintiff; misappropriated assets of the plaintiff; interfered with the plaintiff's contractual relationships and with plaintiff's prospective business opportunities.

         Additionally, on or about August 24, 1995, ABL filed a complaint against Montgomery Leasing Company, the above named plaintiff, Uriel and Arlene Yogev, shareholders and officers of Montgomery Leasing Company. The complaint is captioned American Business Leasing v. Montgomery Leasing Company, Uriel Yogev, Arlene Yogev, Furman & Halpern, P.C., Mark Halpern and Georgeann Fusco, Court of Common Pleas of Montgomery County (Pennsylvania). The ABL complaint seeks damages from the defendant based on abuse of process as a result of their malicious filing of their above referenced complaint and conspiracy to drive ABL out of business. The complaint also seeks damages from Montgomery Leasing Company and the Yogevs for interfering with contractual relationships and prospective business opportunities and defamation based on statements made by the Yogev's and Montgomery Leasing Company as to ABL.

         During the quarter ended December 31, 1996, a settlement agreement was entered into between the parties with respect to the suits described above. Mutual releases were entered into by the parties and payment of the agreed upon settlement amount was paid. The settlement of this suit will not have a material impact on the Company's financial position, results of operations or liquidity.

         The Company is involved as plaintiff or defendant in various other legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.




ITEM 2. CHANGES IN SECURITIES
   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On January 23, 1997, the Company held its Annual Meeting of Stockholders. Directors, Anthony J. Santilli, Jr.,Leonard Becker, Michael DeLuca, Richard Kaufman and Harold Sussman, were elected for terms of one year.

         The following indicates the votes cast in connection with the election of directors.

                                                       VOTES CAST
                                        -------------------------------------
Director Nominee                           For           Against      Abstain
----------------                           ---           -------      -------
Anthony J. Santilli, Jr.                1,690,260           0            162
Leonard Becker                          1,690,410           0             12
Michael DeLuca                          1,690,410           0             12
Richard Kaufman                         1,690,260           0            162
Harold Sussman                          1,690,260           0            162

ITEM 5. OTHER INFORMATION

         On December 27, 1996, the Company filed a registration statement on Form SB-2 with the SEC registering 1,150,000 shares (including the underwriters' over-allotment option) of its Common Stock for sale to the public in an underwriter public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27  Financial Data Schedule

(b) Form 8-K:   NONE

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN BUSINESS FINANCIAL SERVICES, INC.



DATE: February 12, 1997             BY:  /S/ DAVID M. LEVIN
                                         ------------------
                                         David M. Levin
                                         Senior Vice President
                                         and Chief Financial Officer