Form 10KSB/A
period 1996-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1997-02-27
CIK 772349

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549

                                     FORM 10-KSB/A

(Mark One)
[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

         For the fiscal year ended June 30, 1996

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 (NO FEE REQUIRED)

         For the transition period from           to
                                         ---------   --------

         Commission file number 000-22474
                                 -------

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

           Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock, par value
                                $.001 per share
                            ------------------------
                                (title of class)

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

                                           22

ITEM 7.  FINANCIAL STATEMENTS

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS
x
--------------------------------------------------------------------------------
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





                                              /s/ FISHBEIN & COMPANY, P.C.
                                                  FISHBEIN & COMPANY, P.C.




Elkins Park, Pennsylvania
September 20, 1995

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES


                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

June 30,                                                1996                1995
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                       $  5,345,269        $  4,734,368
Loan and lease receivables, net
     Available for sale                           17,625,178           8,668,956
     Other                                           534,325             328,401
Other receivables                                 14,090,542           4,237,072
Prepaid expenses                                   1,341,160             594,046
Property and equipment, net of accumulated
     depreciation and amortization                 1,452,895             687,678
Other assets                                       6,504,794           2,924,375
--------------------------------------------------------------------------------


Total assets                                    $ 46,894,163        $ 22,174,896
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


June 30,                                                1996                1995


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Debt                                      $  35,987,401       $  17,824,007
     Accounts payable and accrued expenses         3,132,170           1,117,930
     Deferred income taxes                         1,506,271             704,304
     Other liabilities                             1,876,806             385,241
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                 42,502,648          20,031,482

--------------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value
       Authorized 1,000,000 shares
       Issued and outstanding none                         -                   -
     Common stock, par value $.001
       Authorized 9,000,000 shares
       Issued and outstanding 2,353,166 shares in
         1996 and 2,128,154 shares in 1995             2,353               2,128
     Additional paid-in capital                    1,931,699           1,331,892
     Retained earnings                             3,057,495             809,394

--------------------------------------------------------------------------------

                                                   4,991,547           2,143,414
     Less note receivable                            600,032                   -

--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                         4,391,515           2,143,414

--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  46,894,163       $  22,174,896

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                                CONSOLIDATED STATMENTS OF INCOME

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

YEAR ENDED JUNE 30,                                     1996                1995
--------------------------------------------------------------------------------

REVENUES
     Gain on sales of loans                      $ 9,005,193         $ 1,442,961
     Interest and fees                             3,350,716           4,057,643
     Other income                                     22,824             143,473

--------------------------------------------------------------------------------

TOTAL REVENUES                                    12,378,733           5,644,077

--------------------------------------------------------------------------------

EXPENSES
     Interest                                      2,667,858           1,213,111
     Provision for credit losses                     681,228             165,143
     Payroll and related costs                     1,203,260             995,215
     Sales and marketing                           2,685,173           1,510,227
     General and administrative                    2,020,551             866,478

--------------------------------------------------------------------------------

TOTAL EXPENSES                                     9,258,070           4,750,174

--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                         3,120,663             893,903

INCOME TAXES                                         801,967             312,866

--------------------------------------------------------------------------------

NET INCOME                                      $  2,318,696          $  581,037

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EARNINGS PER SHARE                              $       1.01          $      .27

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      2,296,913           2,128,154

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



YEARS ENDED JUNE 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                      COMMON STOCK
                              -------------------------
                                                            ADDITIONAL                         TOTAL
                                NUMBER OF                     PAID-IN        RETAINED  STOCKHOLDERS'
                                SHARES           AMOUNT       CAPITAL        EARNINGS         EQUITY

----------------------------------------------------------------------------------------------------
Balance, July 1, 1994          2,128,154       $  2,128   $  1,331,892     $  228,357   $  1,562,377

Net income                             -              -              -        581,037        581,037
----------------------------------------------------------------------------------------------------

Balance, June 30, 1995         2,128,154          2,128      1,331,892        809,394      2,143,414

Options exercised                225,012            225        599,807              -        600,032

Cash dividends ($.03 per share)        -              -              -        (70,595)       (70,595)

Net income                             -              -              -      2,318,696      2,318,696
-----------------------------------------------------------------------------------------------------

Balance, June 30, 1996         2,353,166       $  2,353   $  1,931,699   $  3,057,495   $  4,991,547
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     INCREASE (DECREASE) IN CASH

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


YEAR ENDED JUNE 30,                                                        1996                1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $  2,318,696          $  581,037
     Adjustments to reconcile net income to net
       cash (used in) provided by operating activities
          Gain on sales of loans/leases                               (8,969,880)         (1,442,961)
          Amortization of origination fees and costs                     305,136             528,554
          Amortization of deferred servicing rights                       69,489                   -
          Provision for credit losses                                    681,228             165,143
          Accounts written off                                          (129,063)            (87,885)
          Depreciation and amortization of property
            and equipment                                                318,493             177,632
          Amortization of financing and organization costs               505,012             436,260
          (Increase) decrease in accrued interest
            and fees on loan and lease receivables                      (268,010)            119,407
          Increase in deferred income taxes                              801,967             285,791
          Decrease (increase) in other receivables                       683,797            (328,081)
          (Increase) in prepaid expenses                                (747,114)           (241,164)
          Decrease (increase) in other assets                            332,009            (117,992)
          Increase in accounts payable and accrued expenses            2,014,240             328,022
          Increase in other liabilities                                1,491,565             316,868
-----------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (592,435)            720,631

 ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans and leases originated                                     (60,472,812)        (15,408,775)
     Loan and lease payments received                                  4,549,979           3,065,676
     Proceeds of loans sold                                           40,627,246           8,747,265
     Purchase of property and equipment                               (1,022,926)           (382,154)
     Decrease in securitization gain receivable                           58,693               9,958
     Principal receipts on investments                                    33,307               3,567
-----------------------------------------------------------------------------------------------------

NET CASH (USED) IN INVESTING ACTIVITIES                              (16,226,513)         (3,964,463)

-----------------------------------------------------------------------------------------------------

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     INCREASE (DECREASE) IN CASH

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

YEAR ENDED JUNE 30,                                                         1996                1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Financing costs incurred                                      $    (662,950)      $    (483,732)
     Net proceeds of (principal payments on)
     revolving line of credit                                          2,348,465          (1,999,431)
     Principal payments on term notes payable, bank                            -            (245,555)
     Dividends paid                                                      (70,595)                  -
     Principal payments on note payable, other                            (5,606)             (4,814)
     Proceeds from issuance of subordinated debentures                19,687,982          12,049,581
     Principal payments on subordinated debentures                    (3,867,447)         (1,420,432)
-----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             17,429,849           7,895,617

-----------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                610,901           4,651,785

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           4,734,368              82,583

-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $   5,345,269        $  4,734,368
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for
     Interest                                                      $   1,183,745        $    706,506
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

     Income taxes                                                  $      78,475        $      8,250
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

     Noncash transactions recorded in connection with
      the sale of and foreclosure on loans receivable
          Increase in other receivables, securitization gains      $  10,595,960        $  3,271,770
          Increase in other assets
            Investment, held to maturity                               2,332,247             684,380
            Foreclosed real estate held for sale                         111,890             448,801
            Other holdings held for sale                                 308,933                   -
            Transfer from loans and leases, other                        (62,085)                  -
            Deferred servicing rights                                  1,165,000                   -
-----------------------------------------------------------------------------------------------------

                                                                   $  14,451,945        $  4,404,951
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

                                                               AMERICAN BUSINESS
                                                        FINANCIAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     INCREASE (DECREASE) IN CASH

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


YEAR ENDED JUNE 30,                                                         1996                1995
-----------------------------------------------------------------------------------------------------
     Reclassification of other assets,
       leased equipment to fixed assets                                $  60,784                $  -
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

     Stock options for 225,012 shares of common stock were
       exercised.  Shares with a total price of $600,032 were
       issued in exchange for a note receivable of the
       same amount.
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     AMERICAN BUSINESS FINANCIAL
                                                 SERVICES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

MORTGAGE SERVICING RIGHTS

Effective July 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights." The Statement amends Statement No. 65 to require recognition as a separate asset the rights to service mortgage loans for others, however those servicing rights are acquired. The statement requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income.

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

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

2. LOAN AND LEASE RECEIVABLES

JUNE 30,                                                    1996           1995
-------------------------------------------------------------------------------
Real estate secured loans                           $ 12,960,229    $ 4,761,778
Leases (net of unearned income of
  $1,136,621 and $557,880)                             4,393,713      2,034,981
Other loans                                              109,726      1,134,742
Unamortized origination
costs/fees                                               868,934        892,713
-------------------------------------------------------------------------------

                                                      18,332,602      8,824,214
Less allowance for credit losses                         707,424        155,258
-------------------------------------------------------------------------------

LOAN AND LEASE RECEIVABLES, net                     $ 17,625,178    $ 8,668,956
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

At June 30, 1996, the contractual maturities of loan and lease receivables are as follows:


                               1997           1998           1999         2000            2001        Thereafter      Total
-----------------------------------------------------------------------------------------------------------------------------
Real estate
  secured loans          $1,175,085     $  369,635     $  422,257      $ 422,529      $ 477,495   $ 10,093,228   $ 12,960,229
Leases                    1,785,696      1,280,863        767,481        415,126        144,547              -      4,393,713
Other loans                  23,921         28,184         32,847         19,660          5,114              -        109,726
Unamortized origination
  costs/fees                614,865        132,547         70,126         34,644         13,712          3,040        868,934
-----------------------------------------------------------------------------------------------------------------------------

Total loans
  receivable             $3,599,567     $1,811,229     $1,292,711      $ 891,959      $ 640,868   $ 10,096,268   $ 18,332,602
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

3.   ALLOWANCE FOR CREDIT LOSSES

BALANCE, July 1, 1994                                              $    78,000
Provision for credit losses                                            165,143
Accounts written off                                                   (87,885)
-------------------------------------------------------------------------------

BALANCE, June 30, 1995                                                 155,258
Provision to credit losses                                             681,228
Accounts written off                                                  (129,062)
-------------------------------------------------------------------------------

BALANCE, June 30, 1996                                              $  707,424
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

4.OTHER RECEIVABLES

JUNE 30,                                                     1996         1995
-------------------------------------------------------------------------------

Sales of loans                                       $     86,090   $  415,521
Home equity loan fees                                     121,874      506,236
Residuals                                              13,447,674    2,969,812
Other                                                     434,904      345,503
-------------------------------------------------------------------------------
                                                      $14,090,542   $4,237,072
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

5. PROPERTY AND EQUIPMENT

JUNE 30,                                                     1996         1995
-------------------------------------------------------------------------------

Computer equipment and software                       $ 1,296,769    $ 754,732
Office furniture and equipment                            803,445      393,423
Leasehold improvements                                    171,542       49,999
-------------------------------------------------------------------------------
                                                        2,271,756    1,198,154

Less accumulated depreciation
  and amortization                                        818,861      510,476
-------------------------------------------------------------------------------

                                                       $1,452,895   $  687,678
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

6. OTHER ASSETS

JUNE 30,                                                     1996         1995
-------------------------------------------------------------------------------

Deposits                                               $  296,582   $  113,483
Financing costs, debt offerings,
  net of accumulated amortization
  of $1,074,212 in 1996 and
  $581,324 in 1995                                      1,138,455      968,393
Investments, held to maturity
  (mature in September 2004
  through April 2011)                                   2,834,783      680,813
Foreclosed property held for sale                         607,905      761,523
Servicing rights                                        1,387,511            -
Other                                                     239,558      400,163
-------------------------------------------------------------------------------

                                                      $ 6,504,794   $2,924,375
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


7. DEBT

JUNE 30,                                                     1996         1995
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

Note payable, $25,000,000 revolving
  line of credit expiring September
  1996; interest at LIBOR plus 1 1/4%
  (an effective rate of 6 3/4% at
  June 30, 1996) payable monthly;
  collateralized by loans receivable.                   2,348,465             -

JUNE 30,                                                     1996         1995
-------------------------------------------------------------------------------

Note payable in monthly installments
  of $655 including interest at 11.8%;
  final payment due in March 1999;
  collateralized by related equipment.                $    18,457  $    24,063
-------------------------------------------------------------------------------

                                                      $35,987,401  $17,824,007
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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


                                                        NUMBER OF    PRICE PER
                                                           SHARES        SHARE
-------------------------------------------------------------------------------
Options granted and
  outstanding, June 30,1996                                90,000      $  5.00

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                                                        NUMBER OF    PRICE PER
                                                           SHARES        SHARE
-------------------------------------------------------------------------------


Options outstanding, July 1, 1994                         225,012        $2.67

Options granted                                            43,500         2.67
-------------------------------------------------------------------------------

Options outstanding, June 30, 1995                        268,512         2.67

Options granted                                            22,500         5.00

Options exercised                                        (225,012)        2.67
-------------------------------------------------------------------------------

Options outstanding, June 30, 1996                         66,000  $2.67-$5.00
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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


10. INCOME TAXES

The provision for income taxes consists of the following:


YEAR ENDED JUNE 30,                                          1996         1995
-------------------------------------------------------------------------------

Current
  Federal                                              $        -    $  27,075
  State                                                         -            -
-------------------------------------------------------------------------------

                                                                -       27,075
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Deferred
  Federal                                                 858,617      457,439
  State                                                   (56,650)    (171,648)
-------------------------------------------------------------------------------

                                                          801,967      285,791
-------------------------------------------------------------------------------

                                                       $  801,967    $ 312,866
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The current provision for federal income taxes for the year ended June 30, 1995 is net of the tax benefit of approximately $249,000 from the utilization of net operating loss carryforwards.

The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of:

JUNE 30,                                                     1996         1995
-------------------------------------------------------------------------------

Deferred income tax assets
  Allowance for credit losses                         $   287,214    $  62,568
  Net operating loss carryforwards                        461,954      126,435
  Loan and lease receivables                               68,058            -
  Accrued expenses                                        246,500            -
-------------------------------------------------------------------------------

                                                        1,063,726      189,003
Less valuation allowance                                  148,500      126,435
-------------------------------------------------------------------------------
                                                          915,226       62,568
-------------------------------------------------------------------------------

Deferred income tax liabilities
  Loan and lease origination costs/fees, net              368,849      365,679
  Book over tax basis of property
    and equipment                                         131,751       54,965
  Other receivables                                     1,548,423      346,228
  Servicing rights                                        372,474            -
-------------------------------------------------------------------------------
                                                        2,421,497      766,872
-------------------------------------------------------------------------------

Net deferred income tax liabilities                   $ 1,506,271   $  704,304
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The valuation allowance represents the income tax effect of State net operating loss carryforwards of the Company which are not presently expected to be utilized.

A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows:

YEAR ENDED JUNE 30,                                          1996         1995
-------------------------------------------------------------------------------

Federal income tax at statutory rates                  $ 1,061,005   $ 303,927
State income tax, net of federal tax benefit                    -      (48,614)
Nondeductible expenses                                     13,545       11,080
Increase in state tax valuation allowance                       -       46,453
Other, net                                               (272,583)          20
-------------------------------------------------------------------------------
                                                       $  801,967    $ 312,866
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


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

The table below summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements at June 30, 1996:

JUNE 30,                                                                  1996
-------------------------------------------------------------------------------
                                                        CARRYING          FAIR
                                                           VALUE         VALUE
-------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                          $  5,345,269  $ 5,345,269
  Loans and leases available
    for sale                                           18,332,602   20,800,000
  Excess Spread                                        13,447,674   13,447,674
  Servicing Rights                                   $  1,387,511  $ 1,387,511

JUNE 30,                                                                  1996
-------------------------------------------------------------------------------
                                                         CARRYING         FAIR
                                                            VALUE        VALUE
-------------------------------------------------------------------------------

LIABILITIES
  Borrowings under revolving
    lines of credit                                    $ 2,348,465 $ 2,348,965
  Subordinated debentures                               33,620,479  33,620,479

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

  CASH AND CASH EQUIVALENTS - For these short-term instruments the carrying amount is a reasonable estimate of the fair value.

  LOANS AND LEASES AVAILABLE FOR SALE - The Company has estimated the fair values reported based upon recent sales and securitizations.

  EXCESS SPREAD - Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates.

  SERVICING RIGHTS - Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates.

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

14. USE OF ESTIMATES

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

Although the Company believes that it has made reasonable estimates of the excess spread receivables likely to be realized, the rate of prepayment and the amount of defaults realized by the Company are estimates and actual experience may vary from its estimates. Higher levels of future prepayments, delinquencies and/or liquidations could result in decreased excess spreads and the write down of the receivable, which would adversely affect the Company's income in the period of adjustment.

The Company's revenues and net income have fluctuated in the past and may fluctuate in the future principally as a result of the timing and size of its securitizations. Since the Company does not recognize gains on the sale of such loans until it consummates a securitization thereof, the Company's operating results for a given period can fluctuate significantly as a result of the timing and level of securitizations.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation costs for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. The Company expects to remain with the existing accounting and will disclose in a footnote to the financial statements pro forma net income and, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of this Statement are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first financial year beginning after December 15, 1994. The Company intends to utilize the intrinsic value method of accounting.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). Pursuant to SFAS No. 125, after a transfer of financial assets, an entity would be required to recognize all financial assets and servicing its controls and liabilities it has incurred and, conversely, would not be required to recognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 will be effective with respect to the transfer and servicing of financial assets and the extinguishment of liabilities occurring after December 31, 1996, with earlier application prohibited.

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

                              SUMMARY COMPENSATION TABLE


                                          Annual Compensation                                  Long Term
                                                                                              Compensation
                                   -------------------------------                     --------------------------

                          Fiscal   Salary     Bonus        Other          Restricted       Securities    All
Name and                   Year                            Annual         Stock            Underlying    Other
Principal Position                                         Compensation   Award(s) $       Options (#)   Compensation
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

                                                                                   NUMBER            VALUE
                                                                                OF UNEXERCISED    OF UNEXCERISED
                                                                                   OPTIONS/       IN-THE-MONEY
                                                                                SARS AT FISCAL    OPTIONS/SARS AT
                                                                                  YEAR END       FISCAL YEAR END
                                            SHARES ACQUIRED       VALUE         EXERCISABLE/       EXERCISABLE/
NAME                                         ON EXERCISE(#)      REALIZED($)    UNEXERCISABLE    UNEXERCISABLE
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

                        OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                  INDIVIDUAL GRANTS

                                        Number of           % of Total
                                        Securities          Options/SARS
                                        underlying          granted to
                                        Options/SARS        Employees in        Exercise or Base
          Name                          granted (#)         Fiscal Year         Price ($/sh)        Expiration Date
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




-------------------------------------------------------------------------------
         NAME AND POSITION             NUMBER OF SHARES    PERCENTAGE OF CLASS
          (IF APPLICABLE)                BENEFICIALLY
                                           OWNED(1)
-------------------------------------------------------------------------------
Anthony J. Santilli, Jr.                  899,544 (2) (3)                37.9%
Chairman, President, Chief
Executive Officer,  Chief Operating
Officer Treasurer and Director of
ABFS and Beverly Santilli,
President of ABC and Executive Vice
President of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004

Leonard Becker, Director of ABFS          310,706 (4)                    13.1%
Becker Associates
111 Presidential Blvd., Suite 140
Bala Cynwyd, PA  19004

Michael DeLuca, Director of ABFS          189,735 (4)                     8.0%
Lux Products
6001 Commerce Park
Mt. Laurel, NJ  08054

Richard Kaufman, Director of ABFS         165,561 (4)                     7.0%
c/o Presidential Securities
3 Bala Plaza
East Suite 415
Bala Cynwyd, PA  19004


Harold Sussman, Director of ABFS           96,711(4)                      4.1%
Lanyard & Axilbund
399 Market Street, 3rd Floor
Philadelphia, PA  19106

Jeffrey M. Ruben                            7,500(5)                         (6)
Senior Vice President and General
Counsel of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004

David M. Levin                                ---                          ---
Senior Vice President - Finance and
Chief Financial Officer of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004


All executive officers and              1,669,757                        67.5%
directors as a group
(eight persons)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number     Description

  3.1 Amended and Restated Certificate of Incorporation (Incorporated by Reference to Exhibit 3.1 of the Annual Report on Form 10-KSB for the year ended June 30, 1996 filed on September 27, 1996, File No. 0-22474 (the "1996 Form 10-KSB")).

  3.2 Bylaws (Incorporated by Reference to Exhibit 3.2 of the Registration Statement on Form SB-2 filed on December 27, 1996, Registration 333-18919 (the "1996 Form SB-2")).

  4.1 Form of Unsecured Subordinated Investment Note (Incorporated by Reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form SB-2 filed June 23, 1993, Registration Number 33-62154 (the "Form SB-2")).

  4.2 Form of Unsecured Subordinated Investment Note issued pursuant to the Indenture with First Trust National Association (Incorporated by reference to Exhibit 4.5 of the Amendment No. 1 to the Registration Statement on Form
                   SB-2 filed on December 14, 1995, Registration Number 33-98636 (the "1995 Form SB-2")).

  4.3 Form of Indenture by and between ABFS and First Trust National Association (Incorporated by reference to Exhibit
                   4.6 of the Registration Statement on Form SB-2 filed on October 26, 1995, Registration No. 33-98636).

 10.1 Promissory Note of Anthony J. Santilli, Jr. and Stock Pledge Agreement dated September 29, 1996 (Incorporated by reference to Exhibit 10.14 of the 1995 Form SB-2).

 10.2 Amended and Restated Stock Option Plan (Incorporated by Reference to Exhibit 10.2 of the 1996 Form SB-2).

 10.3              Stock Option Award Agreement (Incorporated by Reference to
                   Exhibit 10.3 of the Registration Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042).

 10.4 Line of Credit Agreement by and between American Business Credit, Inc. and Eagle National Bank (Incorporated by Reference to Exhibit 10.4 of the Form SB-2).

Exhibit Number     Description

 10.5 Agreement dated April 12, 1993 between American Business Credit, Inc. and Eagle National Bank (Incorporated by Reference to Exhibit 10.5 of the Form SB-2).

 10.6 Loan and Security Agreement between BankAmerica Business Credit, Inc. and Upland Mortgage dated May 23, 1996 (Incorporated by Reference to Exhibit 10.15 of the 1996 Form 10-KSB).

 10.7 Revolving Credit and Security Agreement by and between ABFS, ABC, HAC and Meridian Bank dated August 12, 1994 (Incorporated by Reference to Exhibit 10.7 of the Annual Report on Form 10-KSB for the year ended June 30, 1995
                   (the "1995 10-KSB")).

 10.8 Agreement of Lease between TCW Realty Fund IV Pennsylvania Trust (Landlord) and American Business Financial Services, Inc. (Tenant) dated January 7, 1994 (Incorporated by Reference to Exhibit 10.8 of the 1995 Form 10-KSB).

 10.9 First Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 24, 1994 (Incorporated by Reference to Exhibit 10.9 of the
                   1995 Form 10-KSB).

 10.10 Second Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated December 23, 1994 (Incorporated by Reference to Exhibit 10.10 of the 1995 Form 10-KSB).

 10.11 Third Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated July 25, 1995 (Incorporated by Reference to Exhibit 10.11 of the 1995 Form 10-KSB).

 10.12 1995 Stock Option Plan for Non-Employee Directors (Incorporated by Reference to Exhibit 10.6 of the 1996 Form SB-2).

 10.13 Form of Option Award Agreement (Incorporated by Reference to Exhibit 10.13 of the 1996 Form 10-KSB).

 10.14 Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation dated April 25, 1996 (Incorporated by Reference to Exhibit 10.14 of the 1996 Form 10-KSB).

 11                Statement of Computation of Per Share Earnings (Included in
                   Note 1 of the Notes to Consolidated Financial Statements).

 16 Letter on Change in Certifying Accountant (Incorporated by reference to ABFS's Current Report on Form 8-K dated March 11, 1996, File No. 0-22472).

 21                Subsidiaries of the Company.

 22 Published Report Regarding Matters Submitted to a Shareholder Vote (Incorporated by Reference to Form 8-K dated February 12, 1993).

 27                Financial Data Schedule (Incorporated by Reference to
                   Exhibit 27 of the Annual Report on Form 10-KSB for the year ended June 30, 1996 filed on September 27, 1996, File
                   No. 0-22474).

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date:    February 27, 1997             By:  /s/ Anthony J. Santilli, Jr.
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

Date:    February 27, 1997
         -------------------

/s/ Harold Sussman                            /s/ Michael DeLuca
-----------------------------------           ------------------------------
Name:    Harold Sussman                       Name:     Michael DeLuca
Title:   Director                             Title:    Director


Date:    February 27, 1997                    Date:     February 27, 1997
         -------------------------                      ------------------

/s/ David M. Levin                            /s/ Richard Kaufman
----------------------------------            ------------------------------
Name:    David M. Levin                       Name:     Richard Kaufman
Title:   Senior Vice President - Finance      Title:    Director
    and Chief Financial Officer
    (Principal Financial and Accounting       Date:      February 27, 1997
      Officer)                                           -------------------


Date:    February 27, 1997
         ------------------



----------------------------------
Name:    Leonard Becker
Title:   Director

Date:



-------------------