Form 10QSB
period 1997-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1997-05-15
CIK 772349

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number:  0-22474
                        ---------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                        87-0418807
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

         111 Presidential Boulevard, Bala Cynwyd, PA            19004
         -------------------------------------------          ----------
         (Address of principal executive offices)             (Zip Code)

                                 (610) 668-2440
                           -------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X    No
     ------     ------

As of May 2, 1997, there were 3,503,166 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format    Yes       No    X
                                                    ------    -------

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           FORM 10-QSB - MARCH 31, 1997

                                      INDEX


                                                                                                               Page No.
                                                                                                               --------
Part I   Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets....................................................................  2

                  Statements of Consolidated Operations..........................................................  3

                  Consolidated Statement of Stockholders' Equity.................................................  4

                  Statements of Consolidated Cash Flows..........................................................  5

                  Notes to Consolidated Financial Statements.....................................................  8

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.......... 10

Part II  Other Information....................................................................................... 17

          Item 1. Legal Proceedings
          Item 2. Changes in Securities
          Item 3. Defaults upon Senior Securities
          Item 4. Submission of Matters to a Vote of Security Holders
          Item 5. Other Information
          Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                               June 30,            March 31,
                                                                1996                 1997
                                                             -----------          ----------
                                                                                  (unaudited)
Cash and cash equivalents                                    $ 5,345,269          $25,778,328
Loans and lease receivables - net
     Available for sale                                       17,625,178           16,151,612
         Other                                                   534,325              902,548
Other receivables                                             14,090,542           33,101,699
Prepaid expenses                                               1,341,160            3,284,255
Property and equipment - net                                   1,452,895            2,113,799
Other assets                                                   6,504,794           11,846,309
                                                             -----------          -----------
            Total assets                                     $46,894,163          $93,178,550
                                                             ===========          ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Debt                                                     $35,987,401          $49,338,981
    Accounts payable and accrued expenses                      3,132,170            6,338,383
    Deferred income taxes                                      1,506,271            3,902,291
    Other liabilities                                          1,876,806            4,123,767
                                                             -----------          -----------
       Total liabilities                                      42,502,648           63,703,422
                                                             -----------          -----------
STOCKHOLDERS' EQUITY
    Preferred stock,  par value $.001
         Authorized 1,000,000 shares
     Issued and outstanding - none                                  --                   --
    Common stock,  par value $.001
             Authorized 9,000,000 shares
             Issued and outstanding 3,503,166
             In 1997 and 2,353,166 in 1996                         2,353                3,503
    Additional paid-in capital                                 1,931,699           22,669,477
    Retained earnings                                          3,057,495            7,402,180
                                                             -----------          -----------
                                                               4,991,547           30,075,160
    Less note receivable                                         600,032              600,032
                                                             -----------          -----------
    Total stockholders' equity                                 4,391,515           29,475,128
                                                             -----------          -----------
    Total liabilities and stockholders' equity               $46,894,163          $93,178,550
                                                             ===========          ===========

See notes to consolidated financial statements

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                      Nine Months Ended
                                                       March 31                               March 31
                                          --------------------------------         --------------------------------
                                              1997                1996                 1997                1996
                                          ------------        ------------         ------------        ------------
REVENUES
  Gain on sale of loans                   $  7,412,310        $     55,125         $ 15,644,904        $  3,973,968
  Interest and fees                          1,604,600             834,964            4,085,510           2,362,079
  Other income                                 124,300              37,700              316,587              93,485
                                          ------------        ------------         ------------        ------------
                                             9,141,210             927,789           20,047,001           6,429,532
                                          ------------        ------------         ------------        ------------
EXPENSES
  Interest                                   1,451,126             632,834            3,601,969           1,748,526
  Provision for credit losses                  323,000              13,883              723,000             305,634
  Payroll and related costs                    556,796             143,591            1,077,845             454,115
  Sales and marketing                        2,402,856             715,654            5,249,393           1,776,122
  General and administrative                 1,099,801             402,826            2,547,753           1,121,509
                                          ------------        ------------         ------------        ------------
                                             5,833,579           1,908,788           13,199,960           5,405,906
                                          ------------        ------------         ------------        ------------
INCOME (LOSS) BEFORE PROVISION
 (CREDIT) FOR INCOME TAXES                   3,307,631            (980,999)           6,847,041           1,023,626

PROVISION (CREDIT)FOR INCOME TAXES           1,157,382            (343,350)           2,396,464             358,269
                                          ------------        ------------         ------------        ------------
NET INCOME (LOSS)                         $  2,150,249        $   (637,649)        $  4,450,577        $    665,357
                                          ============        ============         ============        ============
NET INCOME (LOSS)PER SHARE                $        .70        $       (.27)        $       1.67        $        .29
                                          ============        ============         ============        ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                          3,068,885           2,353,166            2,667,996           2,278,160

See notes to consolidated financial statements

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                    Common Stock
                           ----------------------------
                                                             Additional                                                Total
                           Number of                           Paid-In           Retained            Note           Stockholders'
                            Shares            Amount           Capital           Earnings         Receivable           Equity
                           ---------       ------------      ------------      ------------       ------------       ------------
BALANCE,                   2,353,166       $      2,353      $  1,931,699      $  3,057,495       $   (600,032)      $  4,391,515
July 1, 1996

Public offering            1,150,000              1,150        20,737,778              --                 --           20,738,928
Cash dividends
 ($.045 per share)              --                 --                --            (105,892)              --             (105,892)

Net income                      --                 --                --           4,450,577               --            4,450,577
                           ---------       ------------      ------------      ------------       ------------       ------------

BALANCE
March 31, 1997             3,503,166       $      3,503      $ 22,669,477      $  7,402,180       $   (600,032)      $ 29,475,128
                           =========       ============      ============      ============       ============       ============

See notes to consolidated financial statements

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                           March 31,
                                                             -----------------------------------
                                                                  1997                  1996
                                                             ------------           ------------
CASH FLOW FROM OPERATIONS
Net income                                                   $  4,450,577           $    665,357
Adjustments to reconcile net income to net
 cash provided by(used in) operating activities
   Gain on sales of loans/leases                              (15,666,664)            (3,973,968)
   Amortization of origination
    fees and costs                                                267,576                244,231
   Amortization of deferred
    servicing rights                                              295,101                 13,780
   Provision for credit losses                                    723,000                305,634
   Accounts (written off)                                         (50,064)               (39,603)
   Depreciation and amortization of
    property and equipment                                        356,647                217,356
   Amortization of financing and
    organization costs                                            441,329                378,034
   (Increase) in accrued interest
     and fees on loan and
     lease receivables                                           (932,781)              (170,944)
   Decrease in other receivables                                  316,211              5,914,610
   (Increase) in prepaid expenses                              (1,768,660)              (514,962)
   Decrease (increase) in other assets                            256,072                (73,317)
   Increase in accounts payable and
    accrued expenses                                            3,206,214              1,357,780
   Increase (decrease) in deferred
    income taxes                                                2,396,020               (128,435)
   Increase in other liabilities                                2,246,961                934,798
                                                             ------------           ------------
Net cash provided by (used in) operating activities            (3,462,461)             5,130,891
                                                             ------------           ------------
CASH FLOW FROM INVESTING ACTIVITIES
     Loan and leases originated/purchased                     (95,382,351)           (39,431,191)
     Loan and lease payments received                           3,297,512              1,748,040
     Proceeds of loans and leases sold                         87,167,675             14,287,075
     Purchase of property and equipment                        (1,017,551)              (547,488)
     Decrease in securitization gain receivable                      --                   44,183
     Principal receipts on investments                             56,868                 20,820
     Initial overcollateralzation                              (3,450,000)                  --
                                                             ------------           ------------
     Net cash used in investing activities                     (9,327,847)           (23,878,561)
                                                             ------------           ------------

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                          March 31,
                                                            -----------------------------------
                                                                1997                   1996
                                                            ------------           ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Financing costs incurred                                      (761,249)              (409,097)
  Net proceeds of (principal payments on)
    revolving lines of credit                                 (2,348,465)             4,095,000
  Proceeds of term notes payable - bank                                                 250,000
  Dividends paid                                                (105,892)                  --
  Principal payments on note
    payable, other                                               (18,459)                (5,504)
  Proceeds from issuance of subordinated
    debt                                                      22,731,381             13,322,965
  Principal payments on subordinated
    debt                                                      (7,012,877)            (2,441,263)
  Proceeds of public offering - net of
    related costs                                             20,738,928                   --
                                                            ------------           ------------

  Net cash provided by financing activities                   33,223,367             14,812,101
                                                            ------------           ------------
    NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                     20,433,059             (3,935,569)
    CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD             5,345,269              4,734,368
                                                            ------------           ------------
    CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 25,778,328           $    798,799
                                                            ============           ============

See notes to consolidated financial statements

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                          INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                               March 31,
                                                                   -----------------------------------
                                                                       1997                    1996
                                                                   -----------             -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                      $ 2,193,098             $   780,990
     Income Taxes                                                         --                    78,475

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
   Noncash transactions recorded in connection
    with the sale of and foreclosure on loans
    receivable
    Increase in other receivable, securitization gains              15,877,367              10,603,519
     Increase in other assets
     Investment, held to maturity                                         --                 1,087,277
     Foreclosed real estate held for sale                              134,280                  59,405
     Other holdings held for sale                                      131,617                    --
     Transfer from loans and leases, other                             479,019                    --
     Mortgage servicing rights                                       4,814,850                 250,000
     Increase in fixed assets                                             --                    83,859
                                                                   -----------             -----------
                                                                   $21,437,133             $12,084,060
                                                                   ===========             ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the nine months ended March 31, 1996, stock options for 225,012 shares of common stock were exercised. The shares with an exercise price of $600,032 were issued in exchange for a note receivable for the same amount.

See notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc. ("ABFS") and its wholly owned subsidiaries, collectively the "Company". All significant intercompany transactions and balances have been eliminated.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations for the three and nine months ended March 31, 1997 and 1996. The results of operations experienced for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results to be experienced for the fiscal year ended June 30, 1997.

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

    1996 amounts have been reclassified to conform to current account classifications.

2.  DEBT

    Debt is summarized as follows:

    Subordinated debt (a)        $48,142,260
    Subordinated debt (b)          1,196,721
                                 -----------
                                 $49,338,981
                                 ===========

    (a) This represents aggregate sales made pursuant to a public offering of subordinated debt. This debt matures during the period of April
        1997 through March 2007 and is subordinate to all of the Company's Senior Indebtedness.

    (b) This represents aggregate sales made pursuant to a prior public offering of subordinated debt. This debt matures in April 1997 through October 1998 and is subordinate to all of the Company's Senior Indebtedness. Payment of principal and interest is guaranteed by ABC but such guarantee is subordinate to ABC's Senior Indebtedness.

3.  COMMON STOCK

    On February 20, 1997, the Company sold 1,150,000 shares of common stock in an underwritten public offering.

4.  GAIN ON SALE OF LOANS

    Effective January1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). Under SFAS 125, the Company recognized an unrealized gain of approximately $1.8 million related to loans sold in the quarter ended March 31, 1997.


5.  EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of shares outstanding. Earnings per share amounts for the three months and nine months ended March 31, 1997 assume the exercise of all stock options having an exercise price less than the average market price of the common stock using the Treasury method. The effect of outstanding stock options is not dilutive for the three and nine months ended March 31, 1996.

6.  STOCK OPTIONS

    On February 20, 1997, the Company awarded options for 150,000 shares common stock at $20 per share. The options vest over a five year period. The options were awarded to executive officers and other employees of the Company.

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

BALANCE SHEET INFORMATION

         Total assets increased $46.3 million, or 98.7%, to $93.2 million at March 31, 1997 from $46.9 million at June 30, 1996 due primarily to increases in cash, other receivables and other assets. Cash increased $20.4 million as a result of the net proceeds from the sale of 1,150,000 shares (including 150,000 shares sold pursuant to the underwriters' overallotment option) of the Company's common stock in an underwritten public offering. Other receivables, consisting primarily of the excess spread related to the Company's securitizations, increased $19.0 million, or 134.8%, to $33.1 million at March 31, 1997, from $14.1 million at June 30, 1996 due to the Company's retention of the excess spread in connection with its loan securitizations. Other assets increased $5.3 million, or 81.5%, to $11.8 million at March 31, 1997 from $6.5 million at June 30, 1996 due primarily to an increase in mortgage servicing rights obtained in connection with the Company's loan securitizations.

         Total liabilities increased $21.2 million, or 49.9%, to $63.7 million at March 31, 1997 from $42.5 million at June 30, 1996 primarily due to a net increase in debt, accounts payable and accrued expenses and deferred income taxes. The net increase in debt was due to net sales of subordinated debt of $15.7 million during the nine months ended March 31, 1997 and a net decrease in institutional debt of $2.3 million as the Company repaid its institutional debt with proceeds from its securitizations. At March 31, 1997, the Company had $49.3 million of subordinated debt outstanding. The Company's ratio of total debt to equity at March 31, 1997 was 1.7:1 as compared to 8.2:1 at June 30, 1996. Accounts payable and accrued expenses increased $3.2 million, or 103.2%, to $6.3 million at March 31, 1997 from $3.1 million at June 30, 1996 due to growth in the Company's operations resulting in larger accruals for advertising and interest. Deferred income taxes increased $2.4 million, or 160.0%, to $3.9 million at March 31, 1997 from $1.5 million at June 30, 1996 due to additional tax accruals on the Company's income for the nine months ended March 31, 1997. Stockholders' equity increased $25.1 million to $29.5 million at March 31, 1997 from $4.4 million at June 30, 1996 due to proceeds of the Company's common stock offering of $20.7 million and net income (net of dividends) of $4.4 million.

RESULTS OF OPERATIONS

         During the nine months ended March 31, 1997, the Company experienced records levels of total revenues and net income as a result of increases in originations and securitizations. Total revenues increased $13.6 million and net income increased $3.8 million for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996.

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

         Total Revenues. Total revenues increased $13.6 million, or 212.5%, to $20.0 million for the nine months ended March 31, 1997 from $6.4 million for the nine months ended March 31, 1996. Total revenues increased $8.2 million, or 883.6%, to $9.1 million for the three months ended March 31, 1997 from $928,000 for the three months ended March 31, 1996. These increases in total revenues were primarily the result of gains on sales of loans through securitizations.

         Gain on Sale of Loans. Gain on sale of loans increased $11.6 million to $15.6 million for the nine months ended March 31, 1997 from $4.0 million for the nine months ended March 31, 1996. Gain on sale of loans increased $7.3 million to $7.4 million for the three months ended March 31, 1997 from $55,000 for the three months ended March 31, 1996. The increases were the result of sales of $29.3 million of loans secured by real estate and other business assets ("Business Purpose Loans") and $57.9 million of loans secured by real estate on single family residences ("Home Equity Loans") through securitizations in September 1996 and March 1997 as compared to the sale of $14.5 million of Business Purpose Loans through securitization in October 1995. During the three months ended March 31, 1997, the Company completed a $75.0 million securitization of Business Purpose and Home Equity Loans, including a $27.8 million pre-funded portion which is expected to close during the fourth quarter of fisacl 1997. The Company did not complete in a securitization during the three months ended March 31, 1996. During the nine months ended March 31, 1997, the Company recognized net gains of $14.4 million (representing the fair value of the excess spread of $16.1 million less $1.7 million of costs associated with these transactions) on the Company's participation in the $87.2 million of loans sold through securitizations. During the nine months ended March 31, 1997, the Company recognized $1.2 million of gain on sale of loans through excess mortgage servicing rights received in connection with prior securitizations. Given the unseasoned nature of the loans securitized and the lack of supporting financial information thereon, the Company was previously unable to reasonably estimate the value of such excess mortgage servicing rights.

         Interest and Fee Income. Interest and fees income consists of interest income, fee income and amortization of origination costs. Interest and fee income increased $1.7 million, or 70.8%, to $4.1 million for the nine months ended March 31, 1997, from $2.4 million for the nine months end March 31, 1996. Interest and fee income increased $800,000, or 100.0%, to $1.6 million for the three months ended March 31, 1997 from $800,000 for the three months ended March 31, 1996. The increases in interest income were the result of an increased amount of loans retained in portfolio prior to securitization.

         Interest income consists of interest income the Company earns on the loans and leases it holds in its portfolio. Interest income from loans and leases held in portfolio increased $1.8 million to $3.3 million for the nine months ended March 31, 1997 or a 120.0% increase over the $1.5 million reported for the nine months ended March 31, 1996. Interest income from loans and leases held in portfolio increased $823,000 to $1.4 million for the three months ended March 31, 1997, or a 142.6% increase over $577,000 for the three months ended March 31, 1996. The increases were attributable to increased originations of Business Purpose Loans, Home Equity Loans and Equipment Leases, as well as management's decision to retain Home Equity Loans in portfolio in contemplation of future securitizations.

         During the nine months ended March 31, 1997, the Company originated approximately $57.8 million of Home Equity Loans, $27.6 million of Business Purpose Loans and $5.6 million of Equipment Leases. During the nine months ended March 31, 1996, the Company originated $24.2 million of Home Equity Loans, $20.5 million of Business Purpose Loans and $4.2 million of Equipment Leases. The majority of the Home Equity Loans originated during the nine months ended March 31, 1996 were sold to third parties (with servicing released). Beginning in

October 1995, as part of the Company's securitization strategy, the Company placed Home Equity Loans into its held for sale portfolio until sold as part of a securitization. Prior to the implementation of the securitization strategy, the Company originated and immediately sold such loans. As a result of the Company's securitization strategy, the Company holds a greater amount of Home Equity Loans in its portfolio thereby generating an increase in interest income and a decrease in fee income, as described below.

         Fee income, includes primarily premium and points earned when loans are closed, funded and immediately sold to unrelated third party purchasers. Fee income decreased $31,000 from $1,090,000 for the nine months ended March 31, 1996 to $1,059,000 for the nine months ended March 31, 1997. Fee income decreased $35,000 from $337,000 for the three months ended March 31, 1996 to $312,000 for the three months ended March 31, 1997. The reductions in fee income for the three and nine month periods were due to the Company's current strategy of building a portfolio of loans and securitizing them. As a result of this strategy, the Company is generally not selling loans upon origination which has resulted in a reduction in fee income.

         The third component of interest and fee income is amortization of origination costs. During the nine months ended March 31, 1997, amortization of origination costs was $268,000 compared to $245,000 recognized during the nine months ended March 31, 1996. During the three months ended March 31, 1997, amortization of origination costs was $102,000 compared to $96,000 recognized during the three months ended March 31, 1996. The increases were attributable to increases in the amortization of lease origination costs of $81,000 during the nine month period ($26,000 in the three month period) resulting from an increase in the Equipment Lease portfolio. The increases were partially offset by the amortization of loan origination costs which decreased by $58,000 during the nine month period ($20,000 in the three month period). The decrease in amortization of loan origination costs resulted from the Company's change in its amortization policy, effective October 1, 1996, to exclude loans originated or purchased which were designated to be sold within the following twelve months.

         Total Expenses. Total expenses increased $7.8 million, or 144.4%, to $13.2 million for the nine months ended March 31, 1997 from $5.4 million for the nine months ended March 31, 1996. Total expenses increased $3.9 million, or 205.3%, to $5.8 million for the three months ended March 31, 1997 from $1.9 million for the three months ended March 31, 1996. As described in more detail below, these increases were primarily a result of increased interest and sales expense attributable to the Company's continued sale of subordinated debt. Also contributing to the increases in total expenses were increases in provision for credit losses, payroll, sales and marketing and general and administrative expenses related to increased loan and lease originations.

         Interest Expense. Interest expense increased $1.9 million, or 111.8 %, to $3.6 million for the nine months ended March 31, 1997 from $1.7 million for the nine months ended March 31, 1996. Interest expense increased $818,000, or $129.2%, to $1.5 million for the three months ended March 31, 1997 from $633,000 for the three months ended March 31, 1996. The increases were primarily attributable to increases in the amount of the Company's subordinated debt outstanding during such periods, the proceeds of which were utilized to fund the Company's loan growth. Average subordinated debt outstanding was $41.5 million during the nine months ended March 31, 1997 compared to $23.0 million during the nine months ended March 31, 1996 and $47.9 million during the three months ended March 31, 1997 as compared to $27.1 million during the three months ended March 31, 1996. Average interest rates paid on the subordinated debt increased to 9.04% for the nine months ended March 31, 1997 from 8.96% for the nine months ended March 31, 1996 and to 9.04% for the three months ended March 31, 1997 from 8.96%
for the three months ended March 31, 1996. Such increases in rates were due to an increase in the volume of debt with maturities of greater than one year which bear higher interest rates than shorter term debt.

Interest expense on lines of credit utilized by the Company for the nine months ended March 31, 1997 was $504,000, as compared to $205,000 for the nine months ended March 31, 1996. Interest expense on lines of credit utilized by the Company for the three months ended March 31, 1997 was $8,000 compared to $29,000 for the three months ended March 31, 1996. The increases were due to the Company's partial utilization of warehouse lines of credit to fund Home Equity Loans and Business Purpose Loans.

         Allowance for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding. The allowance is determined based upon management's estimate of potential losses in the portfolio in light of economic conditions, the credit history of the borrowers, and the nature and characteristics of the underlying collateral as well as the Company's historical loss experience. Although the Company's historical loss experience has been minimal, the increase in the allowance reflects the increase in originations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provisions will not be required. The Company had an allowance for credit losses of $1.4 million at March 31, 1997. The allowance is increased through a provision for credit losses. The provision for credit losses increased by $417,000 to $723,000 for the nine months ended March 31, 1997 from $306,000 for the nine months ended March 31, 1996 and by $309,000 to $323,000 for the three months ended March 31, 1997 as compared to $14,000 for the three months ended March 31, 1996. The ratio of the allowance for credit losses to total net loan and lease receivables serviced remained at 1.0% at March 31, 1997 and March 31, 1996. From the inception of the Company's business in 1988 through March 31, 1997, the Company has experienced a total of approximately $303,000 in net loan and lease losses. The Company's delinquency rate as a percentage of the total portfolio serviced was 2.46% at March 31, 1997 and 3.08% at March 31, 1996.

         Payroll and Related Costs. Payroll and related costs increased $624,000, or 137.4%, to $1.1 million for the nine months ended March 31, 1997 from $454,000 for the nine months ended March 31, 1996. Payroll and related costs increased $413,000, or 286.8%, to $557,000 for the three months ended March 31, 1997 from $144,000 for the three months ended March 31, 1996. The increases were due to increases in the number of administrative employees as a result of the Company's growth in loan and lease originations as well as increases in loans serviced. Management anticipates that these expenses will continue to increase in the future as the Company's expansion and increasing originations continue.

         Sales and Marketing Expenses. Sales and marketing expenses increased $3.4 million, or 188.9% to $5.2 million for the nine months ended March 31, 1997 from $1.8 million for the nine months ended March 31, 1996. Sales and marketing expenses increased $1.7 million, or 237.4%, to $2.4 million for the three months ended March 31, 1997 from $716,000 for the three months ended March 31, 1996. The increases were attributable to increases in advertising costs as a result of increased newspaper, direct mail and radio advertising related to the Company's sales of subordinated debt and loan products. In addition, the Company initiated a television advertising program for the sale of its home equity product. Subject to market conditions, the Company plans to expand its service area throughout the eastern United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 127.3%, to $2.5 million for the nine months ended March 31, 1997 from $1.1 million for the nine months ended March 31, 1996. General and administrative expenses increased $697,000, or 173.0%, to $1.1 million for the three months ended March 31, 1997 from $403,000 for the three months ended March 31, 1996. The increases were primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and loan servicing experienced during the three and nine months ended March 31, 1997.

         Income Taxes. Income taxes increased $2.0 million to $2.4 million for the nine months ended March 31, 1997 from $358,000 for the nine months ended March 31, 1996. Income taxes increased $1.5 million to $1.2 million for the three months ended March 31, 1997 from a credit of $343,000 for the three months ended March 31, 1996. The increases were due to increases in income before taxes.

         Net Income. Net income increased $3.8 million to $4.5 million for the nine months ended March 31, 1997 as compared to $665,000 for the nine months ended March 31, 1996. As a result of the increase, earnings per share increased to $1.67 on weighted average common shares outstanding of 2,667,996 for the nine months ended March 31, 1997 compared to $0.29 on weighted average common shares outstanding of 2,278,160 for the nine months ended March 31, 1996.

         Net income increased $2.8 million to $2.2 million for the three months ended March 31, 1997 from a loss of $638,000 for the three months ended March 31, 1996. Earnings per share were $0.70 on weighted average common shares outstanding of 3,068,885 for the three months ended March 31, 1997 compared to a loss of $0.27 per share on weighted average common shares outstanding of 2,353,166 for the three months ended March 31, 1996.

LIQUIDITY AND CASH RESOURCES

         The Company continues to fund its loans principally through (i) the securitization and sales of loans which it originates, (ii) the sale of the Company's registered subordinated debentures, (iii) institutional debt financing, and (iv) retained earnings. In addition, the Company utilized the capital market to sell additional shares of its common stock. The Company's cash requirements include the funding of loan originations, payment of interest expense, funding over-collaterization requirements, operating expenses and capital expenditures.

         During the third quarter of fiscal year 1997, the Company completed an underwritten public offering of 1,150,000 shares of common stock, at $20 per share, resulting in net proceeds of approximately $20.7 million.

         To a limited extent, the Company presently intends to continue to augment the interest and fee income it earns on its loan and lease portfolio, from time to time, by selling loans either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         In recent periods, the Company, has significantly increased its reliance on securitizations to generate cash proceeds for the repayment of debt and to fund its ongoing operations. During the nine months ended March 31, 1997, the Company sold $87.2 million of Business Purpose Loans and Home Equity Loans through two securitizations. The securitizations resulted in net proceeds of approximately $83.7 million. The Company has utilized the proceeds of the securitizations to fund the origination of new loans and leases and to repay funds borrowed pursuant to the Company's warehouse credit facilities. As a result of the terms of the securitizations, the Company will receive less cash flow from the portfolios of loans securitized than it would otherwise receive absent securitizations.

         The Company's sale of loans through securitizations has resulted in gains on sale of loans recognized by the Company. For the nine months ended March 31, 1997, the Company had a net gain on sale of loans through securitizations of $14.4 million. The Company uses a portion of the proceeds of a securitization, net of fees and costs of the securitization, to repay its warehouse credit facilities. Additionally, in a securitization, the Company obtains the right to receive excess cash flows generated by the securitized loans held in the trust referred to herein as the excess spread and capitalizes mortgage servicing rights, each of which creates non-cash taxable income. Consequently, the income tax payable and the expenses related to the securitizations negatively impact the Company's cash flow. As a result, the Company may operate on a negative operating cash flow basis which could negatively impact the Company's results of operations during such periods.

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

         Subject to economic, market and interest rate conditions, the Company intends to continue to implement additional securitizations of its loan portfolios and may in the future securitize its Equipment Lease portfolio. Adverse conditions in the securitization market could impair the Company's ability to sell loans through securitizations on a favorable or timely basis. Since the sale of loans through securitizations is an important source of revenues, any such delay or impairment could have a material adverse impact on the Company's results of operations.

         Despite its use of a portion of the proceeds of the securitizations to fund loan originations, the Company continues to rely on borrowings such as its subordinated debt and warehouse credit facilities or lines of credit to fund its operations. At March 31, 1997, the Company had a total of $49.3 million of subordinated debt outstanding. The Company also had available credit facilities and lines of credit totaling $72.5 million, none of which was drawn upon as of such date.

         Between 1990 and 1993, American Business Finance Corporation ("ABFC"), an indirect subsidiary of ABFS, sold approximately $1.7 million in principal amount of subordinated debt at rates ranging from 10.8% to 14.0%. In December 1993, the Company ceased selling subordinated debt through ABFC. As of March 31, 1997, ABFC had approximately $1.2 million of the subordinated debt outstanding. This debt is currently maturing and will be fully extinguished by October 1998.

         In addition, between July 1, 1993 and March 31, 1997, ABFS sold $75.2 million in principal amount of subordinated debt (including redemptions and repurchases by investors), pursuant to registered public offerings with maturities ranging between three months and ten years. As of March 31, 1997, ABFS had approximately $48.1 million of subordinated debt outstanding (excluding the debt of ABFC). The proceeds of such sales of debt have been used to fund general operating and lending activities. The Company intends to meet its obligations to repay such debt as they mature with income generated through its lending activities and funds generated through repayment of its outstanding loans. The repayment of such obligations should not effect the Company's operations.

         In March 1997, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") registering $125.0 million of subordinated debt securities for sale in a public offering. Following the receipt of the SEC order declaring the registration statement effective, the Company anticipates offering such securities to the public on a continuous basis over approximately twenty months.

         Upland has a $50.0 million Interim Warehouse and Security Agreement with Prudential Securities Realty Funding Corporation. Upland also has a $7.5 million Revolving Loan and Security Agreement with BankAmerica Business Credit, Inc. In addition, ABC has a Loan and Security Agreement with Finova Capital Corporation. This line of credit is in the amount of $15.0 million. This line of credit is guaranteed by the Company. At March 31, 1997, none of these credit facilities were being utilized.

         The Company is currently discussing the possibility of obtaining additional lines of credit with other lenders and providers of credit.

         As of March 31, 1997, the Company had $26.8 million of debt scheduled to mature during the twelve months ending March 31, 1998 which was comprised of maturing subordinated debt. The Company currently expects to refinance the maturing debt through cash flow from operations and loan sales or securitizations and, if necessary, may retire the debt through extensions of maturing debt or new debt financing. Despite the Company's current use of securitizations to fund loan growth, the Company is also dependent upon borrowings to fund a portion of its operations. As a result, the Company intends to continue to utilize debt financing to fund its operations in the future.

         From time to time, the Company considers potential acquisitions of related business or assets which could have a material impact upon the Company's results of operations and liquidity position.

         The Company leases certain of its facilities under five-year operating lease expiring in January 2003 at a minimum annual rental of $636,495. The lease contains a renewal option for an additional period at increased annual rental.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None


ITEM 2. CHANGES IN SECURITIES
   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   None


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
   None


ITEM 5. OTHER INFORMATION

          On March 28, 1997, the Company filed a registration statement on Form SB-2 with the SEC registering $125,000,000 of subordinated debentures for sale to the public.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27: Financial Date Schedule

(b) Form 8-K:  None

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           AMERICAN BUSINESS FINANCIAL SERVICES, INC.



DATE:  May 14, 1997       BY: /s/ DAVID M. LEVIN
                             -----------------------------
                              David M. Levin
                              Senior Vice President
                              and Chief Financial Officer