Form 10KSB40
period 1997-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1997-09-29
CIK 772349

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                     For the fiscal year ended June 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                          Commission File No. 000-22474

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                               87-0418807
         --------                                               ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                111 Presidential Boulevard, Bala Cynwyd, PA 19004
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (610) 668-2440
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock, par value
                                 $.001 per share
                             -----------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]   YES   [ ]   NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $26,481,753

         The aggregate market value of the 2,137,385 shares of common stock, $.001 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of September 24, 1997 was $47.6 million.

         The number of shares outstanding of the Registrant's sole class of Common Stock as of September 24, 1997 was 3,503,166 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III of Form 10-KSB - Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (Check One):

         [ ] YES     [X] NO

Item 1. Description of Business

                  Forward Looking Statements

                  When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                  General

                  American Business Financial Services, Inc. ("ABFS " or the "Company") is a financial services company operating primarily in the eastern region of the United States. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets ("Business Purpose Loans") and non-conforming mortgage loans typically to credit impaired borrowers, secured by mortgages on single-family residences ("Home Equity Loans"). The Company also originates small ticket leases (generally $10,000 to $150,000) for the acquisition of business equipment ("Equipment Leases"). In addition, the Company has recently entered into exclusive business arrangements with several financial institutions pursuant to which the Company will purchase Home Equity Loans that do not meet the underwriting guidelines of the selling institution but meet the Company's underwriting criteria (the "Bank Alliance Program").

                  The Company's customers currently consist primarily of two groups. The first category of customers includes credit impaired borrowers who are generally unable to obtain financing from banks, savings and loan associations or other finance companies that have historically provided loans only to individuals with favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit characteristics and/or unverifiable income and respond favorably to the Company's marketing efforts. The second category of customers includes borrowers who would qualify for loans from traditional lending sources but elect to utilize the Company's products and services. The Company's experience has indicated that these borrowers are attracted to the Company's loan products as a result of its marketing efforts, the personalized service provided by the Company's staff of highly trained lending officers and the timely response to loan requests. Historically, both categories of customers have been willing to pay the Company's origination fees and interest rates which are generally higher than those charged by traditional lending sources.


                  The Company was incorporated in Delaware in 1985 and began operations in 1988 and initially offered Business Purpose Loans. The Company currently originates Business Purpose

Loans through a retail network of salespeople in Pennsylvania, Delaware, New Jersey, New York, Virginia, Maryland, Connecticut, North Carolina and Ohio. The Company has taken the initial steps to expand its business purpose lending program into the southeastern region of the United States. The Company focuses its marketing efforts on small businesses who do not meet all of the credit criteria of commercial banks and small businesses that the Company's research indicates are predisposed to using the Company's products and services.

                  The Business Purpose Loans originated by the Company are secured by real estate. In substantially all cases, the Company receives additional collateral in the form of, among other things, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets, as available. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 5.0% to 6.0%. The weighted average interest rate received on the Business Purpose Loans originated by the Company was 15.91% for the year ended June 30, 1997. Business Purpose Loans typically have significant prepayment penalties which the Company believes tend to extend the average life of such loans and make these loans more attractive products to securitize. The Business Purpose Loans securitized in the Company's last two securitizations had a weighted average loan-to-value ratio (based upon the real estate collateral securing the loans) of 60.0% at the time of securitization.

                  The Company's strategy for expanding its business purpose lending program focuses on motivating borrowers through the investment in retail marketing and sales efforts rather than on emphasizing discounted pricing or a reduction in underwriting standards. The Company utilizes a proprietary training program involving extensive and on-going training of its loan officers. The Company originated $38.7 million of Business Purpose Loans for the year ended June 30, 1997. See "--Lending and Leasing Activities --Business Purpose Lending."

                  ABFS entered the Home Equity Loan market in 1991. The Company originates Home Equity Loans primarily to credit impaired borrowers through retail marketing which includes telemarketing operations, direct mail, radio and television advertisements. The Company currently originates Home Equity Loans primarily in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Georgia, North Carolina, South Carolina and Florida. The Company was recently granted licenses and expects to begin originating Home Equity Loans in Connecticut and New York during calendar 1998. The Company originated $91.8 million of Home Equity Loans for the year ended June 30, 1997. The weighted average interest rate on Home Equity Loans originated by the Company was 11.69% for the year ended June 30, 1997.

                  The Company initiated the Bank Alliance Program in fiscal 1996. The Company believes that the Bank Alliance Program is a unique method of increasing the Company's production of Home Equity Loans to credit impaired borrowers. Currently, the Company has entered into agreements with eight financial institutions which provide the Company with the opportunity to underwrite, process and purchase Home Equity Loans generated by the branch networks of such institutions which consist of approximately 1,000 branches located in Pennsylvania, Delaware, New Jersey and Maryland. The Company is also negotiating with other financial institutions regarding their participation in the program. See "--Lending and Leasing Activities -- Home Equity Lending."

                  ABFS began offering Equipment Leases in December 1994 to complement its business purpose lending program. The Company originates leases on a nationwide basis with a particular emphasis on the eastern portion of the United States. The Company believes that cross-selling opportunities exist for offering lease products to Business Purpose Loan customers and offering Business Purpose Loans to lease customers. The weighted average interest rate received on the Equipment Leases originated by the Company was 15.48% for the year ended June 30, 1997. The Company currently holds all Equipment Leases originated in its lease portfolio to generate interest income. During fiscal 1997, the Company hired a leasing officer with over 25 years of experience in small ticket leasing to expand this area of the Company's business. See "--Lending and Leasing Activities."

                  From the inception of the Company's business in 1988 through June 30, 1997, the Company has experienced total net loan and lease losses of approximately $351,000. The Company's losses on its total loan and lease portfolio serviced totaled $98,000, $129,000 and $88,000, respectively, for the years ended June 30, 1997, 1996 and 1995. The Company's loans and leases delinquent over 30 days (excluding real estate owned) represented 2.15% of the total loan and lease portfolio at June 30, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality."

                  The ongoing securitization of loans is a central part of the Company's current business strategy. The Company's ability to fund and subsequently securitize Business Purpose Loans and Home Equity Loans has significantly improved its financial performance and enabled it to both expand its marketing efforts and increase the geographic scope of its products. Through June 30, 1997, the Company had securitized an aggregate of $75.3 million of Business Purpose Loans and $85.9 million of Home Equity Loans. The Company retains the servicing rights on its securitized loans. See "--Securitizations."

                  In addition to securitizations, the Company funds its operations with subordinated debt that the Company markets directly to individuals from the Company's principal operating office located in Pennsylvania and branch offices located in Florida and Arizona. At June 30, 1997, the Company had $56.5 million in subordinated debt outstanding with a weighted average coupon of 9.07% and a weighted average maturity of 26.3 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                  The Company intends to continue to utilize funds generated from the securitization of loans and the sale of subordinated debt to increase its loan and lease originations and to expand into new geographic markets, with an initial focus on expansion in the southeastern region of the United States. The Company also intends to expand its Bank Alliance Program with financial institutions across the United States. See "--Lending and Leasing Activities -- Leasing Activities."

                  The Company's principal executive office is located at 103 Springer Building, 3411 Silverside Road, Wilmington, Delaware 19810. The telephone number at such address is (302) 478-6160. The Company's principal operating office and the executive offices of its subsidiaries are located at Balapointe Office Centre, 111 Presidential Boulevard, Suite 215, Bala Cynwyd, PA 19004. The telephone number at such address is (610) 668-2440.

                  Subsidiaries

                  American Business Financial Services Inc.'s only activity as of the date hereof has been: (i) acting as the holding company for its operating subsidiaries and (ii) raising capital for use in the Company's lending operations. ABFS is the parent holding company of American Business Credit, Inc. ("ABC") and its primary subsidiaries, American Business Finance Corporation ("ABFC"), HomeAmerican Credit, Inc. (d/b/a Upland Mortgage and referred to herein as "HAC" or "Upland"), Processing Service Center, Inc. ("PSC"), HomeAmerican Consumer Discount Company ("HCDC"), American Business Leasing ("ABL") and ABC Holdings Corporation ("Holdings") (collectively, the "Company").

                  ABC, a Pennsylvania corporation incorporated in 1988 and acquired by the Company in 1993, originates, services and sells Business Purpose Loans. HAC, a Pennsylvania corporation incorporated in 1991, originates and sells Home Equity Loans. HAC acquired Upland Mortgage Corp. in 1996 and since such time has conducted business as "Upland Mortgage." Upland also purchases Home Equity Loans through the Bank Alliance Program. Processing Service Center, Inc. processes Home Equity Loan applications for financial institutions as part of the Bank Alliance Program. Incorporated in 1994, ABL commenced operations in 1995 and originates and services Equipment Leases.

                  ABC Holdings Corporation was incorporated to hold properties acquired through foreclosure. HCDC was incorporated in 1993 for the purpose of offering secured and unsecured small consumer loans (i.e., loans up to $15,000) for sale to third party investors. Collateral securing such loans includes residential real estate, automobiles, boats and other personal property. As of June 30, 1997, HCDC maintained a portfolio of consumer loans of approximately $32,000. The Company does not intend to emphasize this area of its business in the future.

                  The Company's indirect subsidiaries, ABFS 1995-1, Inc., ABFS 1995-2, Inc., ABFS 1996-1, Inc., ABFS 1996-2, Inc., ABFS 1997-1, Inc. and ABFS
1997-2, Inc. are Delaware investment holding companies. Such companies were incorporated to facilitate the Company's securitizations. The stock of such subsidiaries is held by ABC and Upland Mortgage. Such corporations do not engage in any business activity other than holding the subordinated certificate, if any, and the interest only and residual strips created in connection with the Company's securitizations. See "--Securitizations." ABFC was incorporated in 1990 in order to issue subordinated debt in 1990 through 1993. Since December 1993, ABFC has been inactive. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The following chart sets forth organizational structure of ABFS.(1)


                                      ABFS
                               (Holding Company)

                        (Issues Subordinated Debentures)
                                       |
                                       |
                         AMERICAN BUSINESS CREDIT, INC.
                                       |
                                       |
                (Originates and services Business Purpose Loans)
                                       |
                                       |
     ----------------------------------------------------------------------
     |                |              |              |           |         |
     |                |              |              |           |         |
    HOME                                          HOME
 AMERICAN         PROCESSING      AMERICAN       AMERICAN              AMERICAN
CREDIT, INC.       SERVICE        BUSINESS       CONSUMER      ABC     BUSINESS
  d b a            CENTER,        LEASING,       DISCOUNT   HOLDINGS   FINANCE
 UPLAND             INC.            INC.         COMPANY      CORP.     CORP.
MORTGAGE (2)
(Originates,     (Process       (Originates    (Originates   (Holds    (Issued
purchases and   Bank Alliance   and services    and sells  foreclosed  subordi-
services Home   Program Home     Equipment        small       real      nated
Equity Loans)   Equity Loans)     Leases)       consumer     estate)  debentures
                                              installment             from 1990
                                                 loans)                to 1993)

(1) In addition to the corporations pictured above, the Company organized a special purpose corporation for each of its securitizations. Such corporations are indirect subsidiaries of ABFS.

(2) Loans purchased by Upland represent loans acquired through the Bank Alliance Program.

                  Lending and Leasing Activities

                  General. The following table sets forth certain information concerning the loan and lease origination, purchase and sale activities of the Company for the years ending June 30, 1997, 1996 and 1995.

                                                                      Year Ended June 30,
                                                         -----------------------------------------------
                                                            1997              1996              1995
                                                         ------------     ------------     -------------
                                                                     (Dollars in Thousands)
Loans/Leases Originated/Purchased
  (Net of Refinances)
     Business Purpose Loans ......................         $38,721            $28,872            $18,170
     Home Equity Loans ...........................         $91,819            $36,479            $16,963
     Equipment Leases ............................         $ 8,004            $ 5,967            $ 2,220
     Other Loans .................................         $    39            $   240            $ 1,108
Number of Loans/Leases Originated/Purchased
     Business Purpose Loans ......................             498                371                257
     Home Equity Loans ...........................           1,791                772                365
     Equipment Leases ............................             743                530                193
     Other Loans .................................               8                 52                237
Average Loan/Lease Size
     Business Purpose Loans ......................         $    78            $    78            $    71
     Home Equity Loans ...........................         $    51            $    47            $    46
     Equipment Leases ............................         $    11            $    11            $    12
     Other Loans .................................         $     5            $     5            $     5
Weighted Average Interest Rate on Loans/Leases
  Originated
     Business Purpose Loans ......................           15.91%             15.83%             16.05%
     Home Equity Loans ...........................           11.69%              9.94%             12.68%
     Equipment Leases ............................           15.48%             17.22%             15.85%
     Other Loans .................................           20.83%             24.50%             24.51%
Weighted Average Term (in months)
     Business Purpose Loans ......................             184                169                173
     Home Equity Loans ...........................             218                194                212
     Equipment Leases ............................              40                 42                 40
     Other Loans .................................              59                 50                 53
Loans/Leases Sold
     Business Purpose Loans ......................         $38,083            $28,252            $24,762
     Home Equity Loans ...........................         $80,734            $24,325            $16,963
     Equipment Leases ............................         $    --            $ 2,259            $    --
     Other Loans .................................         $    58            $ 1,108            $    --
Number of Loans/Leases Sold
     Business Purpose Loans ......................             497                378                384
     Home Equity Loans ...........................           1,631                512                365
     Equipment Leases ............................              --                193                 --
     Other Loans .................................               8                252                 --
Weighted Average Rate on Loans/Leases Originated..           13.09%             12.97%             14.85%


                  The following table sets forth information regarding the average loan-to-value ratios for loans originated by the Company during the periods indicated.


                                                   Year Ended June 30,
                                           -------------------------------------
            Loan Type                           1997                    1996
----------------------------------------   --------------          -------------
Business Purpose Loans .................         60.0%                58.9%
Home Equity Loans ......................         72.0                 68.8

                  The following table shows the geographic distribution of the Company's loan and lease originations and purchases during the periods indicated.

                                                                   Year Ended June 30,
                                    ----------------------------------------------------------------------------------
                                      1997            %          1996           %            1995             %
                                    ----------    ----------   ----------   -----------    ----------    -------------
                                                                 (Dollars in Thousands)
Pennsylvania ..................     $  53,834         38.85%     $33,324         46.57%     $ 17,913            46.57%
New Jersey  ...................        40,725         29.39       20,986         29.33        16,300            42.38
New York  .....................         8,343          6.02        7,417         10.36         1,534             3.99
Virginia ......................         5,469          3.95          104          0.15           111             0.29
Maryland ......................         5,010          3.61        4,408          6.16         1,191             3.10
North Carolina ................         4,245          3.06           78          0.11             6             0.02
Delaware ......................         3,117          2.25        2,724          3.81           481             1.25
Florida .......................         3,670          2.65          674          0.94           149             0.39
Georgia .......................        10,092          7.28          181          0.25            98             0.25
Connecticut ...................         2,005          1.45           87          0.12             5             0.01
Other .........................         2,073          1.49        1,575          2.20           673             1.75
                                    ----------    ----------   ----------   -----------    ----------    -------------
Total                               $ 138,583           100%     $71,558        100.00%     $ 38,461           100.00%
                                    ==========    ==========   ==========   ===========    ==========    =============


                  Business Purpose Lending. Through its subsidiary, ABC, the Company originates Business Purpose Loans to corporations, partnerships, sole proprietors and other business entities for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition and debt-consolidation. The Company does not target any particular industries or trade groups and, in fact, takes precautions against concentrations of loans in any one industry group. All Business Purpose Loans are collateralized by a first or second mortgage lien on a principal residence or some other parcel of real property, such as office and apartment buildings and mixed use buildings, owned by the borrower, a principal of the borrower, or a guarantor of the borrower. In addition, such loans are generally further collateralized by personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets, as available.

                  Business Purpose Loans generally range from $15,000 to $350,000 and had an average loan size of approximately $78,000 for the loans originated during the year ended June 30, 1997. Generally, Business Purpose Loans are made at fixed rates and for terms ranging from five to 15 years. Such loans generally have origination fees of 5.0% to 6.0% of the aggregate loan amount. For the year ended June 30, 1997, the weighted average interest rate received on such loans was 15.91% and the average loan-to-value ratio was 59.6% for the loans originated by the Company during such period. During the year ended June 30, 1997, the Company originated $38.7 million of Business Purpose Loans.

                  Generally, the Company computes interest due on its outstanding loans using the simple interest method. Where permitted by applicable law, a prepayment penalty is imposed. Although prepayment penalties imposed vary based upon applicable state law, the prepayment penalties provided for in the Company's Business Purpose Loan documents generally an amount to a significant portion of the outstanding loan balance. The Company believes that such prepayment terms tend to extend the average life of such loans and make such loans more attractive products to securitize. Whether a prepayment fee is imposed and the amount of such fee, if any, is negotiated between the Company and the individual borrower prior to consummation of the loan. See "-- Securitizations."

                  Home Equity Lending. The Company originates Home Equity Loans primarily to credit impaired borrowers through Upland. Historically, Home Equity Loans originated and funded by the Company were sold to one of several third party lenders, at a premium and with servicing released. Currently, the Company builds portfolios of Home Equity Loans for the purpose of securitizing such loans.

                  Home Equity Loan applications are obtained from potential borrowers over the phone and in person. The loan request is then processed and closed. The loan processing staff generally provides its home equity borrowers with a loan approval within 24 hours and closes its Home Equity Loans within approximately seven days of obtaining a loan approval.

                  Home Equity Loans generally range from $15,000 to $250,000 and had an average loan size of approximately $51,000 for the loans originated during the year ended June 30, 1997. Generally, Home Equity Loans are made at fixed rates of interest and for terms ranging from 15 to 30 years. Such loans generally have origination fees of approximately 2.0% of the aggregate loan amount. For the year ended June 30, 1997, the weighted average interest rate received on such loans was 11.69% and the average loan-to-value ratio was 72.0% for the loans originated by the Company during such period. The Company attempts to maintain its interest and other charges on Home Equity Loans competitive with the lending rates of other finance companies and banks. Where permitted by applicable law, a prepayment penalty may be imposed and is generally charged to the borrower on the prepayment of a Home Equity Loan except in the event the borrower refinances a Home Equity Loan with the Company.

                  In fiscal 1996, Upland, in conjunction with PSC, implemented the Bank Alliance Program which is designed to provide an additional source of Home Equity Loans. The Bank Alliance Program targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines have generally provided mortgage financing only to the most credit-worthy borrowers. The program enables such financial institutions to originate loans to credit impaired borrowers in order to achieve certain community reinvestment objectives and subsequently sell such loans to Upland.

                  Under the program, a borrower who fails to meet a financial institution's underwriting guidelines will be referred to PSC. which will process the loan application and underwrite the loan pursuant to Upland's underwriting guidelines. If the borrower qualifies under Upland's underwriting standards, the loan will be originated by the financial institution and subsequently sold to Upland.

                  Since the introduction of this program, agreements have been entered into with eight financial institutions which provide the Company with the opportunity to underwrite, process and purchase loans generated by the branch networks of such institutions which consist of approximately 1,000 branches located in Pennsylvania, Delaware, New Jersey and Maryland. During fiscal 1997, $7.6 million of loans were purchased pursuant to this program. The Company continues to market this program to other regional and national banking institutions. The Company is also negotiating with other financial institutions regarding their participation in the program.

                  Leasing Activities. The Company through its indirect subsidiary, ABL, originates Equipment Leases to corporations, partnerships, other entities and sole proprietors on various types of business equipment including, but not limited to, computer equipment, phone systems, copiers, construction equipment and medical equipment. The Company generally does not target credit impaired borrowers. All such lessees must meet certain specified financial and credit criteria. The Company originates leases throughout the United States with primary emphasis on the eastern portion of the United States. In addition during fiscal 1997, the Company hired a leasing officer with over 25 years of experience in small ticket leasing to expand this area of the Company's leasing business.

                  Generally, the Company's Equipment Leases are of two types:
(i) finance leases which have a term of 12 to 60 months and provide a purchase option exercisable by the lessee at $1.00 at the termination of the lease and
(ii) fair market value or true leases which have a similar term but provide a purchase option exercisable by the lessee at the fair market value of the equipment at the termination of the lease. The Company's Equipment Leases generally range in size from $3,000 to $100,000, with an average lease size of approximately $11,000 for the leases originated during the year ended June 30, 1997. The Company's leases generally have maximum terms of five years. The weighted average interest rate received on such leases for the year ended June 30, 1997 was 15.48%. Generally, the interest rates and other terms and conditions of the Company's Equipment Leases are competitive with the leasing terms of other leasing companies in its market area.

                  Currently, all leases originated are generally held in the Company's lease portfolio. At June 30, 1997, principal value of the Company's lease portfolio totaled $9.0 million. All leases are serviced by ABL. It is anticipated that in the future, ABL may develop relationships with third party purchasers of leases and will sell a portion of the leases it originates to such third parties. The sale of leases to third party purchasers may or may not require ABL to retain the servicing rights to such leases. The Company may, in the future, attempt to securitize its lease portfolio provided financial and economic conditions warrant such activity.

                  There are risks inherent in this type of activity which differ in certain respects from those which exist in the Company's lending activities. While the Equipment Leases made by the Company are secured by a lien on the equipment leased, such equipment is subject to the risk of damage, destruction or technological obsolescence prior to the termination of the lease. In the case of the Company's fair market value leases, lessees may choose not to exercise their option to purchase the equipment for its fair market value at the termination of the lease, with the result that the Company may be required to sell such equipment to third party buyers at a discount or otherwise dispose of such equipment.

                  Marketing Strategy

                  The Company concentrates its marketing efforts on two potential customer groups, one of which, based on historical profiles, displays a pre-disposition for being customers of the Company's loan and lease products and the other being credit impaired borrowers that satisfy the Company's underwriting guidelines.

                  The Company's marketing efforts for Business Purpose Loans focus on the Company's niche market of selected small businesses located in the Company's market area which generally includes the mid-atlantic region of the United States. The Company targets businesses which it believes would qualify for loans from traditional lending sources but would elect to utilize the Company's products and services. The Company's experience has indicated that these borrowers are attracted to the Company as a result of its marketing efforts, the personalized service provided by the Company's staff of highly trained lending officers and the timely response to loan applications. Historically, such customers have been willing to pay the Company's origination fees and interest rates which are generally higher than those charged by traditional lending sources.

                  The Company markets Business Purpose Loans through various forms of advertising, and a direct sales force. Advertising media utilized includes large direct mail campaigns and newspaper and radio advertising. The Company's commissioned sales staff, which consists of full-time highly trained sales persons, are responsible for converting advertising leads into loan applications. The Company utilizes a proprietary training program involving extensive and on-going training of its lending officers. The Company's sales staff utilizes significant person-to-person contact to convert direct mail advertising into loan applications and maintains contact with the borrower throughout the application process.

                  The Company markets Home Equity Loans through telemarketing, direct mail campaigns as well as television, radio and newspaper advertisements. The Company's television advertising campaign initiated in September 1996 was designed to complement the other forms of advertising utilized by the Company. The Company's integrated approach to media advertising is intended to maximize the effect of the Company's advertising campaigns.

                  The Company's marketing efforts for Home Equity Loans are currently concentrated in the mid-atlantic region of the United States. The Company recently began originating loans in Georgia, North Carolina, South Carolina and Florida and recently opened branch sales offices in Georgia, Maryland, South Carolina and Florida. The Company may open additional sales offices in other states in the future. Loan processing, underwriting, servicing and collection procedures are performed at the Company's main office. The Company also utilizes the Bank Alliance Program as an additional source of loans. See "-- Lending and Leasing Activities -- Home Equity Lending."

                  The Company, through ABL, markets its Equipment Leases throughout the United States with particular emphasis on the eastern portion of the United States. The Company's marketing efforts in the leasing area are focused on the Company's niche market of distributors of small to medium-sized office, industrial and medical equipment. ABL primarily obtains its equipment leasing customers through equipment manufacturers, brokers and vendors with whom it has a relationship and through a direct sales force. The Company does not target any particular industry or trade group and avoids the concentration of leases in one particular industry group. The Company believes that its leasing activities will enhance its cross-selling opportunities with its existing Business Purpose Loan customers.

                  Loan and Lease Servicing

                  Generally, the Company services the loans and leases it maintains in its portfolio or which are securitized by the Company in accordance with its established servicing procedures. Servicing includes collecting and transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities, and disposing of real estate owned. At June 30, 1997, the Company's total servicing portfolio included 4,034 loans and leases with an aggregate outstanding balance of $176.7 million. The Company generally receives servicing fees of 0.50% to 0.75% per annum based upon the outstanding balance of securitized loans serviced and the Company's responsibilities related to collections and accounting for such loans.

                  In servicing its loans and leases, the Company typically sends an invoice to borrowers on a monthly basis advising them of the required payment and its due date. The Company initiates the collection process one day after a borrower fails to make a monthly payment. When a loan or lease becomes 45 to 60 days delinquent, it is transferred to the Company's work-out department. The work-out department attempts to reinstate a delinquent loan or lease, seek a payoff, or occasionally enter into a modification agreement with the borrower to avoid foreclosure. All proposed work-out arrangements are evaluated on a case-by-case basis, based upon the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If the loan or lease becomes delinquent 61 days or more and a satisfactory work-out arrangement with the borrower is not achieved or the borrower declares bankruptcy, the matter is immediately referred to counsel for collection. Legal action may be initiated prior to a loan or lease becoming delinquent over 60 days if management determines that the circumstances warrant such action.

                  The Company believes that the low level of delinquencies experienced by the Company during prior periods is due, in large part, to the Company's maintenance of a high level of borrower contact and a servicing relationship appropriate to the Company's borrowing base. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality."

                  Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expensed.

                  The Company's ability to foreclose on certain properties may be affected by state and federal environmental laws which impose liability on the property owner for the costs related to the investigation and clean up of hazardous or toxic substances or chemicals released on the property. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or chemical releases at such property, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. The liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not the facility is owned or operated by such person. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property. Although the Company's loans are primarily secured by residential real estate, there is a risk that the Company could be required to investigate or clean up an environmentally damaged property which is discovered after acquisition by the Company. To date, the Company has not been required to perform any investigation or clean up activities nor has it been subject to any environmental claims.

                  The Company in its capacity as the servicer of securitized loans is obligated to advance funds (an "Advance") in respect of each monthly loan interest payment that accrued during the collection period for the loans but was not received, unless the Company determines that such Advances will not be recoverable from subsequent collections in respect to the related loans. See "--Securitizations."

                  Underwriting Procedures and Practices

                  Summarized below are certain of the policies and practices which are followed in connection with the origination of Business Purpose Loans and Home Equity Loans and the origination of Equipment Leases. It should be noted that such policies and practices will be altered, amended and supplemented as conditions warrant. The Company reserves the right to make changes in its day-to-day practices and policies in its sole discretion.

                  The Company's loan underwriting standards are applied to evaluate prospective borrowers' credit standing and repayment ability and the value and adequacy of the mortgaged property as collateral. Initially, the borrower is required to fill out a detailed application providing pertinent credit information. As part of the description of the borrower's financial condition, the borrower is required to provide information concerning assets, liabilities, income, credit, employment history and other demographic and personal information. If the application demonstrates the borrower's ability to repay the debt as well as sufficient income and equity, loan processing personnel obtain and review an independent credit bureau report on the credit history of the borrower and verification of the borrower's income by obtaining and reviewing one or more of the borrower's pay stubs, income tax returns, checking account statements, W-2 tax forms or verification of business or employment forms. Once all applicable employment, credit and property information is obtained, a determination is made as to whether sufficient unencumbered equity in the property exists and whether the prospective borrower has sufficient monthly income available to meet the borrower's monthly obligations.

                  Generally, Business Purpose Loans collateralized by residential real estate must have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) on the properties collateralizing the loans of no greater than 75%. Business Purpose Loans collateralized by commercial real estate must generally have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) of no greater than 60% percent. In addition, in substantially all instances, the Company also receives additional collateral in the form of, among other things, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets, as available. The Business Purpose Loans originated by the Company had an average loan-to-value ratio of 60% for the year ended June 30, 1997.

                  The maximum acceptable loan-to-value ratio for Home Equity Loans held in portfolio or securitized is generally 90%. The Home Equity Loans originated by the Company had an average loan-to-value ratio of 72% for the year ended June 30, 1997. Occasionally, exceptions to these maximum loan-to-value ratios are made if other collateral is available or if there are other compensating factors. Title insurance is generally obtained in connection with all real estate secured loans.

                  In determining the adequacy of the mortgaged property as collateral, an appraisal is made of each property considered for financing. The appraisal is completed by an independent qualified appraiser and generally includes pictures of comparable properties and pictures of the subject property's interior. With respect to Business Purpose and Home Equity Loans, the appraisal is completed by a qualified appraiser on a Federal National Mortgage Association ("FNMA") form.

                  Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. As a result, there can be no assurance that the market value of the real estate underlying such loans will at any time be equal to or in excess of the outstanding principal amount of such loans. In addition, the Company currently originates loans in a circumscribed geographic area which primarily includes the states located in the eastern region of the United States. This practice may subject the Company to the risk that a downturn in the economy in such region of the country would more greatly affect the Company than if its lending business were more geographically diversified.

                  In the leasing area, while a security interest in the equipment is retained in connection with the origination of the lease, the lease is not dependent on the value of the equipment as the principal means of securing the lease. The underwriting standards applicable to leases place primary emphasis on the borrower's financial strength and its credit history. The Company's lease underwriting criteria includes a review of the subject company's credit reports, financial statements, bank references and trade references, as well as the credit history and financial statements of the principals of the borrower. The Company typically obtains personal guarantees on its Equipment Leases.

                  Securitizations

                  The sale of the Company's Business Purpose Loans and Home Equity Loans through securitizations is an important objective of the Company. In furtherance of this objective, since 1995 the Company has sold in the secondary market senior interests in five pools of loans it securitized. The five pools of loans securitized were comprised of $75.3 million of Business Purpose Loans and $85.9 million of Home Equity Loans.

                  Generally, a securitization involves the transfer by the Company of receivables representing a series of loans to a single purpose trust in exchange for certificates or securities issued by the trust. The certificates represent an undivided ownership interest in the loans transferred to the trust. The certificates consist of a class of senior certificates and interest only and residual strips and may also include a class of subordinated certificates. In connection with securitizations, the senior certificates are sold to investors and the subordinate certificates, if any, and the interest only and residual strips are typically retained by the Company. As a result of the sale of the senior certificates, the Company receives a cash payment representing a substantial portion of the principal balance of the loans held by the trust. The senior certificates entitle the holder to be repaid the principal of its purchase price and the certificates bear interest at a stated rate of interest. The stated rate of interest is typically substantially less than the interest rate required to be paid by the borrowers with respect to the underlying loans. As a consequence, the Company is able to receive cash for a portion of its portfolio and to pay the principal and interest required by the senior certificates with the cash flows from the underlying loans owned by the trust. However, since the interest in the loans held by the Company (the subordinate certificate and the interest only and residual strips) is subordinate to the senior certificate, the Company retains a portion of the risk that the full value of the underlying loans will not be realized. Additionally, the holder of the senior certificates will receive certain additional payments on account of principal in order to reduce the balance of the senior certificates in proportion to the subordinated amount held by the Company. The additional payments of principal are designed to increase the senior certific ate holder's protection against loan losses. In the typical subordination structure, the Company, as the holder of the interest only and residual strips will be entitled to receive all of the remaining interest in the loans at the time of the termination of the trust.

                  The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the securitization trusts require the overcollateralization of the senior certificates by using interest receipts on the loans to reduce the outstanding principal balance of the senior certificates to a pre-set percentage of the loans. The overcollateralization percentage may be reduced over time according to the delinquency and loss experience of the loans. The Company's interest in each overcollateralized amount is reflected in the Company's financial statements as a portion of the interest only and residual strips. To the extent that a loss is realized on the loans, losses will be paid first out of the interest only and residual strips received and ultimately out of the overcollateralization amount available to the interest only and residual strips, and the subordinated certificates, if available. If losses exceed the Company's projected amount, the excess losses will result in a reduction in the value of the interest only and residual strips held by the Company.

                  The Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the loans are pooled and sold through securitizations. As of June 30, 1997, the Company had not been required to repurchase or replace any such loans. When borrowers are delinquent in making monthly payments on loans included in a securitization trust, the Company is required to advance interest payments with respect to such delinquent loans to the extent that the Company deems such advances will be ultimately recoverable. These advances require funding from the Company's capital resources but have priority of repayment from the succeeding month's collection.

                  The Company generally retains the servicing rights with respect to all loans securitized. See "-- Loan and Lease Servicing."

                  The Company's securitizations are often structured to provide for a portion of the loans included in the trust to be funded with loans originated by the Company during a period subsequent to the securitization. The amount of the aggregate trust value to be funded in the future is referred to as the "prefunded account." The loans to be included in such account must be substantially similar in terms of collateral, size, term, interest rate, geographic distribution and loan-to-value ratio as the loans initially transferred to the trust. To the extent the Company fails to originate a sufficient number of qualifying loans for the prefunded account within the specified time period, the Company's earnings during the quarter in which the funding was to occur would be reduced.

                  The securitization of loans during the years ended June 30, 1997, 1996 and 1995 generated gain on sale of loans of $20.0 million, $8.6 million and $1.3 million, respectively. Such gains contributed to the Company's record levels of revenue and net income during such periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Subject to market conditions, the Company anticipates that it will continue to build portfolios of Business Purpose Loans and Home Equity Loans and enter into securitizations of these portfolios. The Company may also consider the securitization of Equipment Leases in the future. The Company believes that a securitization program provides a number of benefits by allowing the Company to diversify its funding base, provide liquidity and lower its cost of funds.

                  Competition

                  The Company competes for Business Purpose Loans against many other finance companies and financial institutions. Although many other entities originate Business Purpose Loans, the Company has focused its lending efforts on its niche market of businesses which may qualify for loans from traditional lending sources but who the Company believes are attracted to the Company's products as a result of the Company's marketing efforts and responsive customer service and rapid processing and closing periods.

                  The Company has significant competition for Home Equity Loans. Through Upland, the Company competes with banks, thrift institutions, mortgage bankers and other financial companies, which may have greater resources and name recognition. The Company attempts to mitigate these factors through a highly trained staff of professionals, rapid response to prospective borrowers' requests and maintaining a short average loan processing time. In addition, the Company recently implemented the Bank Alliance Program in order to generate additional loan volume. See "-- Lending and Leasing Activities -- Home Equity Lending."

                  The Company has significant competition for Equipment Leases. Through ABL, the Company competes with banks, leasing and finance companies with greater resources, capitalization and name recognition throughout its market area. It is the intention of the Company to capitalize on its vendor relationships, cross-selling opportunities, and the efforts of its direct sales force to combat these competitive factors.

                  The various segments of the Company's lending businesses are highly competitive. Certain lenders against which the Company competes have substantially greater resources, greater experience and lower cost of funds, as well as a more established market presence than the Company. To the extent the Company's competitors increase their marketing efforts to include the Company's market niche of borrowers, the Company may beforced to reduce the rates and fees it currently charges for such loans in order to maintain and expand its market share. Any reduction in such rates or fees could have an adverse impact on the Company's results of operations. In addition, even after the Company has made a loan to a borrower, the borrower may refinance the loan with another lender at more favorable rates and terms. Furthermore, the profitability of the Company and other similar lenders is attracting additional competitors into this market, with the possible effect of reducing the Company's ability to charge its customary origination fees and interest rates. In addition, as the Company expands into new geographic markets, it will face competition from lenders with established positions in these areas. There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves or expand into new geographic markets. Such an event could have a material adverse effect on the Company's results of operations and financial condition.

                  Regulation

                  General. The home equity lending business is highly regulated by both federal and state laws. All Home Equity Loans must meet the requirements of, among other statutes, the Federal Truth in Lending Act ("TILA"), the Federal Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and their accompanying Regulations Z, X and B, respectively.

                  Truth in Lending. The TILA and Regulation Z promulgated thereunder contain certain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three day right to cancel certain transactions and imposes specific loan feature restrictions on loans of the type originated by Upland. Management of the Company believes that it is in compliance with TILA in all material respects. If the Company were found not to be in compliance with TILA, aggrieved borrowers could have the right to rescind their loans and to demand, among other things, the return of finance charges and fees paid to the Company.

                  Other Lending Laws. The Company is also required to comply with the ECOA, which prohibits creditors from discriminating against applicants on certain prohibited bases, including race, color, religion, national origin, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit reporting agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. In addition, Upland is subject to the Fair Housing Act and regulations thereunder, which broadly prohibit certain discriminatory practices in connection with the Company's home equity lending business.

                  Upland is also subject to RESPA. RESPA imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the Company in any escrow account for the payment of taxes, insurance premiums or other charges.

                  In addition, the Company is subject to various other federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures that must be followed by, mortgage lenders and servicers, and disclosures that must be made to consumer borrowers. Failure to comply with such laws, as well as with the laws described above, may result in civil and criminal liability.

                  Upland is licensed and regulated by the departments of banking or similar entities in the various states in which it is licensed. These rules and regulations, among other things, prohibit discrimination, regulate assessment, collection, foreclosure and claims handling, payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, and fees. Failure to comply with these requirements can lead to termination or suspension of licenses, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. Upland maintains compliance with the various federal and state laws through its in-house and outside counsel which continually review Upland's documentation and procedures and monitor and apprise Upland on various changes in the laws.

                  The previously described laws and regulations are subject to legislative, administrative and judicial interpretation, and certain of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the regulations to which the Company is subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to the Company's compliance with the applicable laws and regulations.

                  Although the Company believes that it has implemented systems and procedures to facilitate compliance with the foregoing requirements and believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance more difficult or expensive.

                  Executive Officers Who Are Not Also Directors

                  The following is a description of the business experience of each executive officer who is not also a director.

                  Beverly Santilli, age 37, is Executive Vice President and Secretary of ABFS and President of ABC. Mrs. Santilli is responsible for all sales, marketing and human resources for ABC and for the day-to-day operation of ABC. Prior to joining ABC and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with such institution's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli, Jr.

                  Jeffrey M. Ruben, age 34, is Senior Vice President and General Counsel of ABFS and its subsidiaries. Mr. Ruben is responsible for the Company's legal and regulatory compliance matters. From June 1990 until he joined the Company in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. From July 1985 until December 1987, Mr. Ruben was a Portfolio Administrator with LFC Financial Corp. in Radnor, Pennsylvania. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds both a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

                  David M. Levin, age 52, is Senior Vice President - Finance and Chief Financial Officer of the Company. He has held these positions since May 1995 and October 1995, respectively. Prior to joining the Company, Mr. Levin was associated with Fishbein & Company, P.C., Certified Public Accountants (previous auditors for the Company), as a staff member from 1983 to 1988 and as a shareholder from 1989 to 1995. Mr. Levin is a Certified Public Accountant.

                  Employees

                  At June 30, 1997, the Company employed 235 people on a full-time basis and 15 people on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2. Description of Property

                  Except for real estate acquired in foreclosure as part of the Company's normal course of business, neither ABFS nor its subsidiaries presently hold title to any real estate for operating purposes. The interests which the Company presently holds in real estate are in the form of mortgages against parcels of real estate owned by Upland's or ABC's borrowers or affiliates of Upland's or ABC's borrowers and real estate acquired through foreclosure.

                  The Company presently leases office space at 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania, just outside the city limits of Philadelphia. The Company is currently leasing its office space under a five year lease with a current year annual rental of approximately $699,000. Such lease contains a five-year renewal option at an increased annual rental amount. The

Company is currently negotiating with its landlord to lease additional office space in the building where its executive offices are located. In addition, the Company leases offices in Boca Raton, Florida (expiring in February 1998), Phoenix, Arizona (expiring in October 1997), Atlanta, Georgia (expiring in March 1998), Cherry Hill, New Jersey (expiring in July 2000), and Orlando, Florida (expiring in November 1997).

                  The Company leases its New Jersey office located in Cherry Hill, New Jersey.

Item 3. Legal Proceedings

                  From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

                  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders
        Matters

                  The Company's Common Stock is currently traded on the NASDAQ National Market System under the symbol "ABFI." The Common Stock began trading on the NASDAQ National Market System on February 14, 1997. Prior to February 14, 1997, the Common Stock had been traded on the PHLX under the symbol "AFX" since May 13, 1996. Prior to the commencement of trading on the PHLX, there was no active trading market for the Common Stock. As a result, stock price information for the Common Stock is not available for any period prior to May 13, 1996.

                  The following table sets forth the high and low sales prices of the Common Stock from the date on which the Common Stock commenced trading on the PHLX through June 30, 1997. On June 30, 1997, the closing price of the Common Stock on the NASDAQ National Market System was $20.00.

               Quarter Ended                      High                Low
     ==================================     ===============    ================
     June 30, 1996(1)..................          $17.00             $11.38

     September 30, 1996................           19.50              11.13

     December 31, 1996.................           20.00              17.25

     March 31, 1997....................           24.50              19.00

     June 30, 1997.....................           22.50              18.50

----------------------
(1) Represents the period May 13, 1996 through June 30, 1996.


                  As of June 30, 1997, there were 103 record holders and approximately 1,000 beneficial holders of the Common Stock.

                  During fiscal 1997, the Company paid dividends on its Common Stock then outstanding of $0.06 per share, for an aggregate dividend payment of $158,248. The continuing payment by the Company of dividends in the future is in the sole discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and financial condition, as well as other relevant factors.

                  As a Delaware corporation, the Company may not declare and pay dividends on its capital stock if the amount paid exceeds an amount equal to the excess of the Company's net assets over paid-in-capital or, if there is no excess, its net profits for the current and/or immediately preceding fiscal year.

                  On September 29, 1995, ABFS issued 225,012 shares of Common Stock to Anthony J. Santilli, Jr., President of ABFS, upon the exercise of stock options at a price of $2.67 shares.

                  Exemption from registration for the issuance described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sales did not involve a public offering. Therefore, such securities are subject to certain transfer restrictions.

Item 6. Management's Discussion and Analysis or Plan of Operation

                  Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following financial review and analysis of the financial condition and results of operations of the Company, for the years ended June 30, 1997, 1996 and 1995 should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes thereto and other detailed information regarding the Company appearing elsewhere herein. All operations of the Company are conducted through ABC and its subsidiaries.

                  Overview

                  The Company is a financial services company operating primarily in the eastern region of the United States. ABFS, through its direct and indirect subsidiaries, originates, sells and services Business Purpose Loans, Home Equity Loans and Equipment Leases. The Company also underwrites, processes and purchases Home Equity Loans through the Bank Alliance Program and originates a limited number of secured and unsecured consumer loans. The Company's customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who the Company believes are attracted to the Company's loan and lease products due to the Company's personalized service and timely response to loan applications. Since its inception, the Company has significantly expanded its product line and geographic scope and currently offers its loan products in twelve states and its lease products in forty states.

                  The ongoing securitization of loans is a central part of the Company's current business strategy. Prior to 1995, the Company sold substantially all of the loans it originated in the secondary market with servicing released. Since such time, the Company has sold loans through securitizations with servicing retained in order to fund growing loan and lease originations and to provide additional sources of revenue through retained mortgage servicing rights. The Company has completed five securitizations aggregating $75.3 million in Business Purposes Loans and $85.9 million in Home Equity Loans. Such securitizations generated gain on the sale of loans of $20.0 million, $8.6 million and $1.3 million, respectively, for fiscal years ended June 30, 1997, 1996 and 1995. In recent periods, gain on sale of loans generated by the Company's securitizations has represented a substantial majority of the Company's revenues and net income. Gain on sale of loans resulting from securitizations as a percentage of total revenues was 75.5%, 71.1% and 23.2% for the years ended June 30, 1997, 1996, and, 1995 respectively. The Company relies primarily on securitizations to generate cash proceeds for repayment of its warehouse credit facilities and other borrowings and to enable the Company to originate additional loans. Several factors affect the Company's ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically and the credit quality of the portfolio of loans serviced by the Company. Any substantial reduction in the size or availability of the securitization market for the Company's loans could have a material adverse effect on the Company's results of operations and financial condition.

                  The Company's revenues and net income have fluctuated in the past and are likely to fluctuate in the future principally as a result of the timing and size of its securitizations. The strategy of selling loans through securitizations requires the Company to build an inventory of loans over time, during which time the Company incurs costs and expenses. Since the Company does not recognize gains on the sale of such loans until it consummates a securitization thereof, which may not occur until a subsequent fiscal period, the Company's operating results for a given period can fluctuate significantly as a result of the timing and level of securitizations. If securitizations do not close when expected, the Company could experience a loss for the period which could have a materially adverse effect on the Company's results of operations. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and their subsequent sale through the securitization process, the Company may operate on a negative cash flow basis, which could adversely impact the Company's results of operations and financial condition. See "--Results of Operations."

                  The Company also relies upon funds generated by the sale of subordinated debt and other borrowings to fund its operations. At June 30, 1997, the Company had $56.5 million of subordinated debt outstanding and credit facilities and lines of credit totaling $72.5 million, none of which was drawn upon on such date. The Company expects to continue to rely on such borrowings to fund loans prior to securitization. See "-- Liquidity and Capital Resources."

                  Accounting Considerations Related to the Securitizations

                  As a fundamental part of its current business strategy, the Company sells substantially all of the loans it originates in securitizations to trusts in exchange for certificates representing the senior interest in the securitized loans held by the trust and the interest only and residual strips and, if applicable, a subordinated interest in the securitized loans held by the trust. The senior certificates are subsequently sold to investors for cash.

                  As a result of securitizations, the Company's net income is increasingly dependent upon realizing gains on the sale of loans due to the interest only and residual strips associated with such loans at the time of sale. The interest only and residual strip is calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the senior certificates and (ii) servicing, trustee and insurance fees and other costs. The Company's right to receive this interest only and residual strip begins after a pre-determined over-collateralization amount or reserve is established. Such over-collateralization amount is specific to each securitization and is used as a means of credit enhancement.


                  When loans are sold in securitizations, the Company recognizes both revenue and an associated receivable equal to the present value of the interest only and residual strips expected to be realized over the anticipated average life of the loans sold less future estimated credit losses relating to the loans sold, net of origination costs and hedging results. These interest only and residual strips and the associated receivable are computed using prepayment, loss and discount rate assumptions that the Company believes are reasonable. The Company periodically reviews these assumptions in relation to actual experience and, if necessary, adjusts the receivable.

                  The Company carries the interest only and residual strips on the pool of securitized loans at fair value. As such, the carrying value of the interest only and residual strips is impacted by changes in prepayment and loss experience of the underlying loans. The Company determines the fair value of the interest only and residual strips utilizing prepayment and credit loss assumptions appropriate for each particular securitization. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective. The prepayment assumptions used by the Company with respect to its Business Purpose Loans are based upon the Company's historical experience due to the lack of any industry wide historical prepayment rates for such loans. The prepayment assumptions with respect to the Company's Home Equity Loans are based on historical experience in the industry.

                  Although the Company believes it has made reasonable estimates of prepayment rates and default assumptions, the actual prepayment and default experience may materially vary from its estimates. The gain recognized by the Company upon the sale of loans will have been overstated if prepayments or losses are greater than estimated. To the extent that prepayments, delinquencies and/or liquidations differ from the Company's estimates, adjustments of the Company's gain on sale of loans during the period of adjustment may be required. Higher levels of future prepayments, delinquencies and/or liquidations could result in decreased interest only and residual strips and the write down of the receivable, which would adversely affect the Company's income in the period of adjustment. Conversely, if the estimated average lives of the loans assumed for this purpose are shorter than the actual life, the amount of cash actually received over the lives of the loans would reduce the gain previously recognized at the time the loans were sold and the Company would record a charge against earnings.

                  When loans are sold through a securitization, the Company retains the servicing on the loans sold which is recognized as a separate asset for accounting purposes. To determine the fair value of the mortgage servicing rights, the Company projects net cash flows expected to be received from servicing related income over the life of the loans. Such projections assume certain servicing costs, prepayment rates and credit losses. These assumptions are similar to those used by the Company to value the interest only and residual strips.

                  There can be no assurance that the Company's estimates and assumptions used to determine the fair value of mortgage servicing rights will remain appropriate for the life of each securitization. To the extent that prepayments, delinquencies and/or liquidations differ from the Company's estimates, adjustments of the Company's mortgage servicing rights during the period of adjustment may be required. Mortgage servicing rights are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No.
125. See Note 1 of the Notes to Consolidated Financial Statements.

                  Balance Sheet Information

                  June 30, 1997 compared to June 30, 1996. Total assets increased $57.1 million, or 121.7%, to $104.0 million at June 30, 1997 from $46.9 million at June 30, 1996 due primarily to increases in loan and lease receivables available for sale, other receivables and other assets. The increase in loan and lease receivables available for sale of $17.7 million, or 98.3%, to $35.7 million at June 30, 1997 from $18.0 million at June 30, 1996 was due to the Company's strategy of building an inventory of loans for ultimate sale in securitizations. Other receivables, consist primarily of the interest only and residual strips created in connection with the Company's securitizations. The interest only and residual strips increased $25.5 million, or 190.3%, to $38.9 million at June 30, 1997, from $13.4 million at June 30, 1996. Other assets increased $11.9 million, or 183.1%, to $18.4 million at June 30, 1997 from $6.5 million at June 30, 1996 due primarily to an increase in mortgage servicing rights obtained in connection with the Company's loan securitizations.

                  Total liabilities increased $30.6 million, or 72.0%, to $73.1 million at June 30, 1997 from $42.5 million at June 30, 1996 due primarily to a net increase in outstanding debt and to a lesser extent, increases in other liabilities. The net increase in debt of $20.5 million was due to net sales of subordinated debt of $22.8 million during the year ended June 30, 1997 and a decrease in institutional debt of $2.3 million as the Company repaid its institutional debt with proceeds from its securitizations. At June 30, 1997, the Company had $56.5 million of subordinated debt outstanding. The Company's ratio of total debt to equity at June 30, 1997 was 1.8:1 compared to 8.2:1 at June 30, 1996. This decrease was due to additional equity raised during a public offering in February 1997. Accounts payable and accrued expenses increased $3.0 million, or 96.8%, to $6.1 million at June 30, 1997 from $3.1 million at June 30, 1996 due to growth in the Company's lending and leasing activities resulting in larger accruals for interest expense and other operating expenses. Deferred income taxes increased $3.1 million, or 206.7%, to $4.6 million at June 30, 1997 from $1.5 million at June 30, 1996 due to tax accruals on the Company's income for the year ended June 30, 1997.

                  Stockholders' equity increased $26.5 million to $30.9 million at June 30, 1997 from $4.4 million at June 30, 1996 due to a public offering of the Company's Common Stock and an increase in net income which was slightly offset by dividends paid. On February 14, 1997 the Company raised $20.7 million of equity through the sale of 1,150,000 shares of its Common Stock in an underwritten public offering. Net income increased by $3.6 million, or 156.5%, to $5.9 million for the year ended June 30, 1997 from $2.3 million for the year ended June 30, 1996.

                  June 30, 1996 compared to June 30, 1995. Total assets increased $24.7 million, or 111.3%, to $46.9 million at June 30, 1996 from $22.2 million at June 30, 1995. The primary reasons for the increase were increases in loan and lease receivables, other receivables and other assets. Loan and lease receivables available for sale increased $8.9 million, or 102.3%, to $17.6 million at June 30, 1996 from $8.7 million at June 30, 1995 as a result of the Company's strategy of holding loans in its portfolio pending securitization. Other receivables increased $9.9 million, or 235.7%, to $14.1 million at June 30, 1996 from $4.2 million at June 30, 1995 due to the Company's retention of the interest only and residual strips in connection with its loan securitizations. Other assets, consisting primarily of subordinated interests resulting from the securitizations, increased $3.6 million, or 124.1%, to $6.5 million at June 30, 1996 from $2.9 million at June 30, 1995.

                  Total liabilities increased $22.5 million, or 112.5%, to $42.5 million at June 30, 1996 from $20.0 million at June 30, 1995 primarily due to an increase in debt. The increase in debt was due to net sales of subordinated debt of $19.7 million during the year ended June 30, 1996 combined with a net increase in bank debt of $2.3 million. At June 30, 1996, the Company had approximately $33.6 million of subordinated debt outstanding. The Company's ratio of total debt (subordinated debt plus credit facilities) to equity at June 30, 1996 was 8.2:1 and 8.3:1 at June 30, 1995.

                  Results of Operations

                  During fiscal 1997, the Company experienced record levels of total revenues and net income as a result of increases in originations and securitizations. Total revenues increased $14.4 million, or 119.0%, between fiscal 1997 and 1996 while net income increased $3.6 million, or 156.5%, during the same fiscal period. The Company's ability to sustain the level of growth in total revenues and net income experienced during fiscal 1997 is dependent upon a variety of factors outside the control of the Company, including interest rates, conditions in the asset-backed securities markets, economic conditions in the Company's primary market area, competition and regulatory restrictions. As a result, the rate of growth experienced in fiscal 1997 may not be sustained in the future.

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

                  The Company's growth strategy is dependent upon its ability to increase its loan volume through geographic expansion while maintaining its customary origination fees, interest rate spreads and underwriting criteria with respect to such increased loan volume. Implementation of this strategy will depend in large part on the Company's ability to: (i) expand its offices in markets with a sufficient concentration of borrowers meeting the Company's underwriting criteria; (ii) obtain adequate financing on favorable terms to fund its growth strategy; (iii) profitably securitize its loans in the secondary market on a regular basis; (iv) hire, train and retain skilled employees; (v) successfully implement its marketing campaigns; and (vi) continue to expand in the face of increasing competition from other lenders. The Company's failure with respect to any or all of these factors could impair its ability to successfully implement its growth strategy which could have a material adverse effect on the Company's results of operations and financial condition.

                  Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

                  Total Revenues. Total revenues increased $14.4 million, or 119.0%, to $26.5 million for the year ended June 30, 1997 from $12.1 million for the year ended June 30, 1996. The increase in total revenues was primarily the result of gains on sales of loans through securitizations.

                  Gain on Sale of Loans. Gain on sale of loans increased $11.3 million, or 129.9%, to $20.0 million for the year ended June 30, 1997 from $8.7 million for the year ended June 30, 1996. The increase was primarily the result of sales of $38.1 million of Business Purpose Loans and $76.9 million of Home Equity Loans through securitizations in September 1996 and March 1997 compared to the sale of $27.5 million of Business Purpose Loans and $9.0 million of Home Equity Loan through securitizations in October 1995 and May 1996. The Company recognized net gains of $20.0 million (representing the fair value of the interest only and residual strips of $21.5 million less $2.7 million of costs associated with these transactions) on the Company's participation in the $115.0 million of loans sold through securitizations during the year ended June 30, 1997. The Company recognized $1.2 million of gain on sale of loans through mortgage servicing rights received in connection with prior securitizations. Given the unseasoned nature of the loans securitized and the lack of supporting financial information thereon, the Company was previously unable to reasonably estimate the value of such excess mortgage servicing rights.

                  Interest and Fee Income. Interest and fee income consists of interest income, fee income and amortization of origination costs. Interest and fee income increased $2.5 million, or 73.5%, to $5.9 million for the year ended June 30, 1997 from $3.4 million for the year ended June 30, 1996 due to an increase in interest income as a result of an increased amount of loans retained in portfolio prior to securitization.

                  Interest income consists primarily of interest income the Company earns on the loans and leases held in its portfolio. Interest income increased $2.5 million, or 113.6%, to $4.7 million for the year ended June 30, 1997 as compared to $2.2 million for the year ended June 30, 1996. The increase was attributable to increased originations of Business Purpose Loans, Home Equity Loans and Equipment Leases described below, as well as management's decision to retain such loans and leases in portfolio in contemplation of future securitizations.

                  During the year ended June 30, 1997, the Company originated approximately $91.8 million of Home Equity Loans, $38.7 million of Business Purpose Loans and $8.0 million of Equipment Leases. During the year ended June 30, 1996, the Company originated $36.5 million of Home Equity Loans, $28.9 million of Business Purpose Loans and $6.0 million of Equipment Leases. Approximately $15.3 million of Home Equity Loans originated during fiscal 1996 were sold to third parties (with servicing released). Beginning in October 1995, as part of the Company's securitization strategy, the Company placed Home Equity Loans into its held for sale portfolio until ultimate sale as part of a securitization. Prior to the implementation of the securitization strategy, the Company originated and immediately sold such loans. As a result of the Company's securitization strategy, the Company holds a greater amount of Home Equity Loans in its portfolio thereby generating an increase in interest income and a decrease in fee income, as described below.

                  Fee income includes premium and points earned when loans are closed or funded and immediately sold to unrelated third party purchasers as well as other ancillary fees collected in connection with loan and lease originations. Fee income increased $100,000, or 6.7%, from $1.5 million for the year ended June 30, 1996 to $1.6 million for the year ended June 30, 1997. The increase in fee income was due to an increase in ancillary fees collected in connection with increased originations partially offset by a reduction in fees earned upon the sale of loans to third parties.

                  The third component of interest and fee income is amortization of origination costs. During the year ended June 30, 1997, amortization of origination costs was $418,000 compared to $305,000 recognized during the year ended June 30, 1996. The increase was attributable to an increase in the amortization of lease origination costs resulting from an increase in the Equipment Lease portfolio.

                  Total Expenses. Total expenses increased $8.5 million, or 94.4%, to $17.5 million for the year ended June 30, 1997 from $9.0 million for the year ended June 30, 1996. This increase was related to the increase in loan and lease originations for the year ended June 30, 1997 as well as the costs associated with a larger portfolio of loans and leases serviced and the opening of several new office locations.

                  Interest Expense. Interest expense increased $2.5 million, or 92.6%, to $5.2 million for the year ended June 30, 1997 from $2.7 million for the year ended June 30, 1996. The increase was primarily attributable to an increase in the amount of the Company's subordinated debt outstanding. Average subordinated debt outstanding was $44.4 million during the year ended June 30, 1997 compared to $25.0 million during the year ended June 30, 1996. Average interest rates paid on the subordinated debt increased to 9.29% for the year ended June 30, 1997 from 9.02% for the year ended June 30, 1996 due to an increase in the volume of debt with maturities of greater than one year which bear higher interest rates than shorter term debt. Interest expense on lines of credit utilized by the Company for the year ended June 30, 1997 was $461,000 compared to $120,000 for the year ended June 30, 1996. The increase was due to the Company's utilization of its warehouse lines of credit to fund Home Equity Loans and Business Purpose Loans.

                  Provision for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding. The allowance is determined based upon management's estimate of potential losses in the managed portfolio in light of economic conditions, the credit history of the borrowers, and the nature and characteristics of the underlying collateral as well as the Company's historical loss experience. Although the Company's historical loss experience has been minimal, the increase in the allowance reflects the increase in originations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provisions will not be required. The Company had an allowance for credit losses of $1.8 million at June 30, 1997. The allowance is increased through a provision for credit losses. The provision for credit losses increased by $473,000, or 71.4% , to $1.2 million (includes a $100,000 provision related to the Company's loan and lease portfolio and a $1.1 million provision related to the Company's securitizations) for the year ended June 30, 1997 from $681,000 (includes a $397,000 provision related to the Company's loan and lease portfolio and a $284,000 provision related to the Company's securitizations) for the year ended June 30, 1996. See Note 3 of the Notes to Consolidated Financial Statements. The ratio of the allowance for credit losses to total net loan and lease receivables serviced was 1.00% at June 30, 1997 and 1.18% at June 30, 1996. From the inception of the Company's business in 1988 through June 30, 1997, the Company has experienced a total of approximately $351,000 in net loan and lease losses. The Company's delinquency rate as a percentage of the total portfolio serviced was 2.15% at June 30, 1997 and 2.30% at June 30, 1996.

                  Payroll and Related Costs. Payroll and related costs increased $400,000 or 33.3%, to $1.6 million for the year ended June 30, 1997 from $1.2 for the year ended June 30, 1996. The increase was due to an increase in the number of employees as a result of the Company's growth in loan and lease originations and an increase in loans and leases serviced. Management anticipates that these expenses will continue to increase in the future as the Company's expansion and increasing originations continue.

                  Sales and Marketing Expenses. Sales and marketing expenses increased $4.3 million, or 159.3%, to $7.0 million for the year ended June 30, 1997 from $2.7 million for the year ended June 30, 1996. The Company increased its advertising costs for newspaper, direct mail and radio campaigns related to the its business purpose and home equity loan products. In addition, the Company initiated a television advertising program for the sale of its home loan equity products. Subject to market conditions, the Company plans to continue to expand its service area throughout the eastern United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

                  General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 80.0%, to $3.6 million for the year ended June 30, 1997 from $2.0 million for the year ended June 30, 1996. This increase was primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and servicing experienced during the year ended June 30, 1997.

                  Income Taxes. Income taxes increased $2.3 million, or 287.5%, to $3.1 million for the year ended June 30, 1997 from $802,000 for the year ended June 30, 1996 due to an increase in income before taxes and an increase in the effective tax rate from 25.7% for the year ended June 30, 1996 to 34.0% for the year ended June 30, 1997.

                  Net Income. Net income increased $3.6 million, or 156.5%, to $5.9 million for the year ended June 30, 1997 as compared to $2.3 million for the year ended June 30, 1996. Earnings per share increased to $2.05 on weighted average common shares outstanding of 2,903,754 million for the year ending June 30, 1997 compared to $1.01 on weighted average common shares outstanding of 2,296,913 for the year ended June 30, 1996. The increase in weighted average common shares outstanding resulted primarily from the public offering of 1,150,000 shares of the Company's Common Stock.

                  Year Ended June 30, 1996 Compared with the Year Ended June 30, 1995

                  Total Revenues. Total revenues increased $6.5 million, or 116.1%, to $12.1 million for the year ended June 30, 1996 from $5.6 million for the year ended June 30, 1995. The increase in total revenues was primarily the result of increased gains on sales of loans through securitizations.

                  Gain on Sale of Loans. Gain on sale of loans increased $7.4 million, or 569.2%, to $8.7 million for the year ended June 30, 1996 from $1.3 million for the year ended June 30, 1995. This increase was the result of increased loan sales through securitizations in the year ended June 30, 1996. The Company consummated loan securitizations in October 1995 and May 1996 generating gain in the aggregate on securitizations of $8.6 million (representing the fair value of the interest only and residual strips of $10.4 million less $1.8 million of costs associated with the transactions) on the Company's participation in $36.5 million of loans sold through securitizations. Of the loans sold through securitizations during the year ended June 30, 1996, $27.5 million were Business Purpose Loans and $9.0 million were Home Equity Loans.

                  Interest and Fee Income. Interest and fee income decreased $707,000, or 17.2%, to $3.4 million in the year ended June 30, 1996 from $4.1 million in the year ended June 30, 1995 due to a decline in fee income as a result of the implementation of the Company's securitization program discussed below.

                  Interest income from loans and leases held in portfolio increased $777,000, or 55.1%, to $2.2 million in the year ended June 30, 1996 from $1.4 million in the year ended June 30, 1995. ABL, the Company's leasing subsidiary, contributed $593,000 of the increase. The remaining increase was attributable to increased originations of Business Purpose Loans and Home Equity Loans as well as management's decision to retain Home Equity Loans in portfolio in contemplation of the securitization thereof in the future. During the year ended June 30, 1996, the Company originated approximately $37.0 million of Home Equity Loans and $29.0 million of Business Purpose Loans and $6.0 million of Equipment Leases. During the year ended June 30, 1995, the Company originated approximately $18.0 million of Home Equity Loans, the majority of which were sold to third parties (with servicing released), $18.2 million of Business Purpose Loans and $2.2 million of Equipment Leases. Beginning in October 1995, as part of the Company's securitization strategy, the Company placed loans into its held for sale portfolio until sold as part of a securitization. As a result of this strategy, the Company holds a greater amount of Home Equity Loans in its portfolio thereby generating an increase in interest income and a decrease in fee income.
                  Fee income decreased $1.7 million to $1.5 million for the year ended June 30, 1996 from $3.2 million for the year ended June 30, 1995. The reduction in fee income was due to the Company's current strategy of building a portfolio of loans and securitizing them. As a result of this strategy, the Company is not selling as many loans upon origination thereby reducing fee income in the form of premiums received on the sale of loans.

                  Amortization of origination costs, the third component of interest and fee income, decreased $223,000 to $305,000 for the year ended June 30, 1996 from $528,000 for the year ended June 30, 1995. Amortization of origination costs attributable to leasing activities increased $166,000 as ABL was only in operation for approximately six months of the year ended June 30, 1995. However, amortization of origination costs attributable to mortgage loans decreased $374,000 in the year ended June 30, 1996. The amount of origination cost recognized is in part determined by the length of time a loan is held in portfolio. In the year ended June 30, 1995, the Company securitized its loan portfolio in March 1995 resulting in the average loan being held in portfolio for approximately 5.5 months. In the year ended June 30, 1996, loans were securitized in October 1995 and May 1996, reducing the average holding period to approximately three months.

                  Total Expenses. Total expenses increased $4.3 million, or 91.5%, to $9.0 million in the year ended June 30, 1996 from $4.7 million in the year ended June 30, 1995. As described in more detail below, this increase was primarily a result of increases in interest and sales expenses attributable to the Company's continued sale of subordinated debt, and increased payroll, sales and marketing and general and administrative expenses related to increased loan originations during the year ended June 30, 1996.

                  Interest Expense. Interest expense increased $1.5 million, or 125.0%, to $2.7 million in the year ended June 30, 1996 from $1.2 million in the year ended June 30, 1995. The increase was primarily attributable to an increase in the amount of the Company's subordinated debt outstanding. Management utilized the proceeds from the sale of such subordinated debt to fund the increase in loan originations experienced during the year ended June 30, 1996. Outstanding subordinated debt which was issued for terms ranging from three months to ten years and with rates ranging from 7% to 10.5%, increased to an average of $25.0 million during the year ended June 30, 1996 from an average of $12.0 million during the year ended June 30, 1995. The average interest rate paid on the subordinated debt increased to 9.02% for fiscal 1996 from 8.75% for fiscal 1995 due to an increase in market rates of interest.

                  Provision for Credit Losses. The provision for credit losses increased to $681,000 (includes a $397,000 provision related to the Company's loan and lease portfolio and a $284,000 provision related to the Company's securitizations) in fiscal 1996 from $165,000 (includes a $72,000 provision related to the Company's loan and lease portfolio and a $93,000 provision related to the Company's securitizations) in fiscal 1995. The provision for credit losses was increased due to the increase in the Company's loan and lease portfolio. The Company's allowance for credit losses totaled $707,000 at June 30, 1996. The ratio of the allowance for credit losses to total net loan and lease receivables serviced was 1.18% at June 30, 1996 as compared to 0.87% at June 30, 1995.

                  Payroll and Related Costs. Payroll and related costs increased $208,000, or 20.8%, to $1.2 million in the year ended June 30, 1996 from $1.0 million in the year ended June 30, 1995. This increase was primarily due to an increase in the number of administrative employees as a result of the Company's growth in loan originations, geographic expansion and increase in loans serviced for others.

                  Sales and Marketing Expenses. Sales and marketing expenses increased $1.2 million, or 80.0%, to $2.7 million in the year ended June 30, 1996 from $1.5 million in the year ended June 30, 1995. The increase was attributable to an increase in advertising costs as a result of newspaper and direct mail advertising related to the Company's sale of subordinated debt and loan products and the initiation of a radio advertising program for the home equity loan product. The increase in sales and marketing expenses was also due to the expansion of the Company's service area during fiscal 1996 into Maryland, New York City and Florida. During such period, the Company began offering its subordinated debt in Florida and Business Purpose Loans in Maryland and New York City.

                  General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 127.0%, to $2.0 million in the year ended June 30, 1996 from $866,000 in the year ended June 30, 1995. The increase was primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of the previously discussed increase in loan originations and loan servicing experienced during fiscal 1996.

                  Income Taxes. Income taxes increased from $313,000 for the year ended June 30, 1995 to $802,000 for the year ended June 30, 1996 as a result of increased earnings. At June 30, 1996, the Company had approximately $900,000 of net operating loss carryforwards ("NOLs") available for federal income tax purposes (which the Company intends to utilize) and $1.6 million of NOLs available for state income tax purposes. If not utilized, substantially all of the state NOLs will expire at various dates between June 30, 1997 and June 30, 1999. Based upon the relatively short carryforward periods allowed by the states in which the Company operates and the Company's current strategy of utilizing securitizations to manage portfolio size, it is not likely that the Company will utilize all of the NOLs for state tax purposes. As a result, the Company established a valuation reserve equal to 100% of the value of this asset.

                  Net Income. Net income increased $1.7 million, or 292.6%, to $2.3 million for the year ended June 30, 1996 from $581,000 for the year ended June 30, 1995. As a result of the increase in income, earnings per share increased to $1.01 on weighted average common shares outstanding of 2,296,913 million for the year ended June 30, 1996 compared to $0.27 on weighted average common shares outstanding of 2,128,154 million for the year ended June 30, 1995 representing a 274.1% increase for the year ended June 30, 1996 from the year ended June 30, 1995.

         The following table provides data concerning delinquency experience, real estate owned ("REO") and loss experience for the Company's loan and lease portfolio serviced. There were no home equity or other loans included in REO during the periods presented.

                                                   June 30, 1997           June 30, 1996              June 30, 1995
                                                 -----------------     ---------------------    -------------------------
             Delinquency by Type                  Amount      %           Amount       %           Amount           %
------------------------------------------       -------- --------      ---------- ---------    ------------    ---------
Business Purpose Loans                                                   (Dollars in Thousands)
Total portfolio serviced                          $ 68,979                $ 37,950                  $ 14,678
                                                  ========                ========                  ========
Period of delinquency
                   31-60 days                     $ 1,879    2.72%      $       86      .23%      $      141          .96%
                   61-90 days                         462     .67              118      .31               75          .51
                   Over 90 days                       718    1.04            1,033     2.72              310         2.11
                                                  -------    ----       ----------      ---       ----------          ---
                   Total delinquencies            $ 3,059    4.43%      $    1,237     3.26%      $      526         3.59%
                                                  =======    ====       ==========     ====       ==========         ====
REO                                               $   605               $      608                $      762
                                                  =======               ==========                ==========
Home Equity Loans
Total portfolio serviced                          $98,179                  $17,224                       --
                                                  =======               ==========                ==========
Period of delinquency
                   31-60 days                     $   262     .27%              --      --               --            --
                   61-90 days                         341     .35               --      --               --            --
                   Over 90 days                        83     .08               --      --               --            --
                                                  -------    ----       ----------      ---       ----------          ---
                   Total delinquencies           $    686     .70%              --      --               --            --
                                                  =======    ====       ==========     ====       ==========         ====
Equipment Leases
Total portfolio serviced                          $ 9,461                   $4,607                  $  2,031
                                                  =======                   ======                  ========
Period of delinquency
                    31-60 days                    $    29     .31%      $       23      .50%      $       49          2.40%
                    61-90 days                         --      --               14      .30               40          1.97
                    Over 90 days                        4     .04               41      .89               --           --
                                                  -------    ----       ----------      ---       ----------          ---
                    Total delinquencies           $    33    .35%       $       78     1.69%      $       89          4.37%
                                                  =======    ====       ==========     ====       ==========         ====
Other Loans (1)
Total portfolio serviced                          $    32               $      110                $    1,065
                                                  =======               ==========                ==========
Period of delinquency
                    31-60 days                    $    --      --       $       --       --%      $       16          1.51%
                    61-90 days                         --      --               18    16.36               30          2.82
                    Over 90 days                       32   100.0%              50    45.45               21          1.97
                                                  -------    ----       ----------      ---       ----------          ---
                     Total delinquencies          $    32   100.0%      $       68    61.81%      $       67          6.30%
                                                  =======    ====       ==========     ====       ==========         ====
         Company Combined
         ----------------
Total portfolio serviced                          $176,651              $   59,891                $   17,774
                                                  ========              ==========                ==========
Period of delinquency
                     31-60 days                   $ 2,170    1.23%      $      109      .18%      $      206          1.16%
                     61-90 days                       803     .45              150      .25              145           .82
                     Over 90 days                     837     .47            1,124     1.87              331          1.86
                                                  -------    ----       ----------      ---       ----------          ---
                     Total delinquencies          $ 3,810    2.15%      $    1,383     2.30%      $      682          3.84%
                                                  =======    ====       ==========     ====       ==========          ====
REO                                               $   605               $      608                $      762
                                                  =======               ==========                ==========
Losses experienced
during the period                                 $    98     .06%      $      129      .22%      $       88          .49%
                                                  =======    ====       ==========     ====       ==========          ====
Allowance for credit losses at end
of period                                         $ 1,764    1.00%      $      707     1.18%      $      155          .87%
                                                  =======    ====       ==========     ====       ==========          ====


----------
(1) Includes secured and unsecured consumer loans originated by HCDC.

         The following table sets forth the Company's loss experience for the periods indicated.



                                           For the Year
                                          Ended June 30,
                               ------------------------------------
                                  1997          1996        1995
                                -----         ------       -------
                                            (In Thousands)
Business Purpose Loans          $  34         $   92       $   86
Home Equity Loans                  --             --           --
Other Loans                        --             37            2
Leases                             64             --           --
                                -----         ------       -------
         Total losses           $  98         $  129       $    88
                                =====         ======       =======

         The Company's total delinquencies as a percentage of the total loan and lease portfolio serviced decreased from June 30, 1995 to June 30, 1996 while the dollar amount of loans and leases delinquent increased, which increase is reflective of the increase in the Company's total loan and lease portfolio serviced. Similarly, the increase in the dollar amount of the Company's loans and leases delinquent at June 30, 1997 as compared to June 30, 1996 reflects the continued growth of the Company's managed loan and lease portfolio. Total delinquencies, as a percentage of the total loan and lease portfolio serviced were 2.15% at June 30, 1997 as compared to 2.30% at June 30, 1996.

Interest Rate Risk Management

         The Company's profitability is largely dependent upon the spread between the effective rate of interest received on the loans originated or purchased by the Company and interest rates payable pursuant to the Company's credit facilities or the pass-through rate for interests issued in connection with the securitization of loans. The Company's spread may be negatively impacted to the extent it holds fixed-rate mortgage loans in its held for sale portfolio prior to securitization. The adverse effect on the Company's spread may be the result of increases in interest rates during the period the loans are held prior to securitization or as a result of an increase in the rate required to be paid to investors in connection with the securitization.

         In August 1995, the Company implemented a hedging strategy in an attempt to mitigate the effect of changes in interest rates on its fixed-rate mortgage loan portfolio between the date of origination and securitization. This strategy involves short sales of a combination of U.S. Treasury securities with an average life which closely match the average life of the loans to be securitized. The settlement date of the short sale, as well as the buy back of the Treasury securities coincides with the anticipated settlement date of the underlying securitization. At June 30, 1997, the Company had sold short $20.0 million of U.S. Treasury securities. The deferred loss related to these activities was approximately $200,000 at June 30, 1997. During the year ended June 30, 1997, the Company incurred a loss of approximately $31,000 on short sales of securities. The Company also prefunds loan originations in connection with its loan securitizations which enables the Company to determine in the current period the rate to be received by the investors on loans to be originated and securitized in a future period.

         The nature and quantity of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

         The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in market value of its fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate the Company from interest rate changes. The nature and timing of hedging transactions may impact the effectiveness of hedging strategies. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases. In the event of a decrease in market interest rates, the Company would experience a loss on the purchase of Treasury securities involved in the interest rate lock transaction which would be reflected on the Company's financial statements during the period in which the buy back of the Treasury securities occurred. Such loss would be offset by the income realized from the securitization in future periods. As a result, the Company may be prevented from effectively hedging its fixed-rate loans held for sale, without reducing the Company's income in current periods.

         In the future, the Company intends to continue to engage in short sales of Treasury securities as part of its interest rate risk management strategy.

         The Company also experiences interest rate risk to the extent that as of June 30, 1997 approximately $29.6 million of its liabilities were comprised of subordinated debt with scheduled maturities of greater than one year. To the extent that interest rates decrease in the future, the rates paid on such liabilities could exceed the rates received on new loan originations resulting in a decrease in the Company's spread.

                  Liquidity and Capital Resources

                  The Company continues to fund its loans principally through
(i) the securitization and sales of loans which it originates, (ii) the sale of the Company's registered subordinated debt, (iii) institutional debt financing, and (iv) retained earnings. In addition, during the year ended June 30, 1997, the Company utilized the capital market to sell additional shares of its Common Stock. The Company's cash requirements include the funding of loan originations, payment of interest expense, funding over-collateralization requirements, operating expenses and capital expenditures.

                  To a limited extent, the Company presently intends to continue to augment the interest and fee income it earns on its loan and lease portfolio, from time to time, by selling loans either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

                  In recent periods, the Company has significantly increased its reliance on securitizations to generate cash proceeds for the repayment of debt and to fund its ongoing operations. During fiscal 1995, the Company completed a securitization of $9.7 million of Business Purpose Loans resulting in proceeds of approximately $9.0 million. During fiscal 1996, the

Company completed two loan securitizations. These securitizations, which were consummated in October 1995 and May 1996, involved $14.5 million of Business Purpose Loans and $22.0 million of Business Purpose and Home Equity Loans, respectively. The securitizations occurring during fiscal 1996 resulted in proceeds of approximately $34.3 million. During fiscal June 30, 1997, the Company completed two securitizations involving $115.0 million of Business Purpose Loans and Home Equity Loans. These securitizations resulted in net proceeds of approximately $111.6 million. The Company has utilized the proceeds of the securitizations to fund the origination of new loans and leases and to repay funds borrowed pursuant to the Company's warehouse financing facilities. As a result of the terms of the securitizations, the Company will receive less cash flow from the portfolios of loans securitized than it would otherwise receive absent securitizations.

                  The Company's sale of loans through securitizations has resulted in gains on sale of loans recognized by the Company. For the fiscal years 1997, 1996 and 1995, the Company had net gain on sale of loans through securitizations of $20.0 million, $8.6 million and $1.3 million, respectively. The Company uses a portion of the proceeds of a securitization, net of fees and costs of the securitization, are used to repay its warehouse credit facilities. Additionally, in a securitization, the Company obtains the right to receive excess cash flows generated by the securitized loans held in the trust referred to herein as the interest only and residual strips and capitalizes mortgage servicing rights, each of which creates non-cash taxable income. Consequently, the income tax payable and the expenses related to the securitizations negatively impact the Company's cash flow. As a result, the Company may operate on a negative operating cash flow basis which could negatively impact the Company's results of operations during such periods. See " -- Accounting Considerations Related to the Securitizations."

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

                  Despite its use of a portion of the proceeds of the securitizations to fund loan originations, the Company continues to rely on borrowings such as its subordinated debt and warehouse credit facilities or lines of credit to fund its operations. At June 30, 1997, the Company had a total of $56.5 million of subordinated debt outstanding. The Company also had available credit facilities and lines of credit totaling $72.5 million, none of which was drawn upon on such date.

                  In February 1997, the Company completed an underwritten public offering of 1,150,000 shares of its Common Stock. The stock was sold at a price of $20.00 per share. The offering of the Common Stock resulted in net proceeds of approximately $20.7 million.

                  Between 1990 and 1993, American Business Finance Corporation ("ABFC"), an indirect subsidiary of ABFS, sold approximately $1.7 million in principal amount of subordinated debt at rates ranging from 8.0% to 14.0%. In December 1993, the Company ceased selling subordinated debt through ABFC. As of June 30, 1997, ABFC had approximately $1.1 million of the subordinated debt outstanding. This debt is currently maturing and will be fully extinguished by October 1998.

                  In addition, between July 1, 1993 and June 30, 1997, ABFS sold $86.4 million in principal amount of subordinated debt (including redemptions and repurchases by investors), pursuant to registered public offerings with maturities ranging between three months and ten years. As of June 30, 1997, ABFS had approximately $55.4 million of subordinated debt outstanding (excluding the debt of ABFC). The proceeds of such sales of debt have been used to fund general operating and lending activities. The Company intends to meet its obligations to repay such debt as it matures with income generated through its lending activities and funds generated through repayment of its outstanding loans. The repayment of such obligations should not effect the Company's operations.

                  Upland and ABC have an aggregate $50.0 million Interim Warehouse and Security Agreement with Prudential Securities Realty Funding Corporation. Upland also has a $7.5 million Revolving Loan and Security Agreement with BankAmerica Business Credit, Inc. In addition, ABC has a Loan and Security Agreement with Finova Capital Corporation. This line of credit is in the amount of $15.0 million and is guaranteed by the Company. At June 30, 1997, none of these credit facilities were being utilized.

                  In July 1997, the Company and certain of its subsidiaries obtained a $100.0 million warehouse credit facility from a syndicate of banks led by Texas Commerce Bank National Association. Under this warehouse facility, Upland, ABC and ABL may obtain advances, subject to certain conditions, including sublimits based upon the type of collateral securing the advance. Interest rates on advances under the warehouse facility adjust based upon the 30-day LIBOR plus a margin. The Company's obligations under the warehouse facility are collateralized by certain pledged loans and leases and other collateral related thereto. The warehouse facility also requires the Company to meet certain financial ratios and contains restrictive covenants, including covenants limiting loans to and transactions with affiliates, the incurrence of additional debt, and the types of investments that can be made by the Company and its subsidiaries. The warehouse facility has a term of two years.

                  The Company is currently discussing the possibility of obtaining additional lines of credit with other lenders and providers of credit.

                  As of June 30, 1997, the Company had $29.6 million of debt scheduled to mature during the year ending June 30, 1998 which was comprised of maturing subordinated debt. The Company currently expects to refinance the maturing debt through cash flow from operations and loan sales or securitizations and, if necessary, may retire the debt through extensions of maturing debt or new debt financing. Despite the Company's current use of securitizations to fund loan growth, the Company is also dependent upon other borrowings to fund a portion of its operations. As a result, the Company intends to continue to utilize debt financing to fund its operations in the future. Any failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's results of operations and financial condition. To the extent that the Company is not successful in maintaining or replacing existing financing, it would have to curtail its loan production activities or sell loans rather than securitizing them, thereby having a material adverse effect on the Company's results of operations and financial condition

                  The Company leases certain of its facilities under a five-year operating lease expiring in January 2003 at a minimum annual rental of $699,216. The lease contains a renewal option for an additional period at increased annual rental.

                  Recent Accounting Pronouncements

                  Set forth below are recent accounting pronouncements which may have a future effect on the Company's operations. These pronouncements should be read in conjunction with the significant accounting policies which the Company has adopted that are set forth in the Company's notes to consolidated financial statements.

                  In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. Based upon the Company's analysis of SFAS No. 128, the Company does not believe that the implementation of SFAS No. 128 will have a material effect on the computation of its earnings per share. See Note 14 of the Notes to Consolidated Financial Statements.

                  In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 will be effective for financial statements for periods ending after December 15, 1997. Based upon the Company's current capital structure, the Company does not believe that the implementation of SFAS No. 129 will be a material effect on the Company's disclosure of information regarding its capital structure.

Impact of Inflation and Changing Prices

         The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7. Financial Statements

Report of Independent Certified Public Accountants

American Business Financial Services, Inc.
  and Subsidiaries
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of American Business Financial Services, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income and stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statement of income of American Business Financial Services, Inc. and subsidiaries for the year ended June 30, 1995 was audited by other auditors whose report dated September 20, 1995 was unqualified.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations, stockholders' equity and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ BDO SEIDMAN, LLP
Philadelphia, Pennsylvania
August 29, 1997

Stockholders and Directors
American Business Financial Services, Inc.
Bala Cynwyd, Pennsylvania


                          INDEPENDENT AUDITOR'S REPORT


         We have audited the accompanying consolidated balance sheet (not included herein) of AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES as of June 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.


                          /S/ FISHBEIN & COMPANY, P.C.
                            FISHBEIN & COMPANY, P.C.


Elkins Park, Pennsylvania
September 20, 1995

                           American Business Financial
                         Services, Inc. and Subsidiaries

                           Consolidated Balance Sheets

================================================================================

June 30,                                                 1997             1996

--------------------------------------------------------------------------------


Assets

Cash and cash equivalents                            $ 5,013,936     $ 5,345,269
Loan and lease receivables, net
  Available for sale                                  35,711,821      18,002,595
  Other                                                1,143,566         534,325
Other receivables                                     39,644,161      13,713,125
Prepaid expenses                                       1,181,654       1,341,160
Property and equipment, net of accumulated
  depreciation and amortization                        2,863,345       1,452,895
Other assets                                          18,430,049       6,504,794
--------------------------------------------------------------------------------










Total assets                                    $    103,988,532  $   46,894,163
================================================================================

                           American Business Financial
                         Services, Inc. and Subsidiaries

                           Consolidated Balance Sheets

================================================================================

June 30,                                                 1997             1996

--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities
  Debt                                             $ 56,486,229    $ 35,987,401
  Accounts payable and accrued expenses               6,081,630       3,132,170
  Deferred income taxes                               4,630,981       1,506,271
  Other liabilities                                   5,877,664       1,876,806
--------------------------------------------------------------------------------


Total liabilities                                    73,076,504      42,502,648
--------------------------------------------------------------------------------

Commitment and contingencies

Stockholders' equity
  Preferred stock, no par value
    Authorized 1,000,000 shares
    Issued and outstanding none                               -               -
  Common stock, par value $.001
    Authorized 9,000,000 shares
    Issued and outstanding 3,503,166 shares in
      1997 and 2,353,166 shares in 1996                   3,503           2,353
  Additional paid-in capital                         22,669,477       1,931,699
  Retained earnings                                   8,839,080       3,057,495
--------------------------------------------------------------------------------

                                                     31,512,060       4,991,547
  Less note receivable                                  600,032         600,032
--------------------------------------------------------------------------------

Total stockholders' equity                           30,912,028       4,391,515
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $103,988,532    $ 46,894,163
================================================================================

                    See accompanying notes to consolidated financial statements.

                           American Business Financial
                         Services, Inc. and Subsidiaries

                        Consolidated Statements of Income

================================================================================


Year ended June 30,                   1997              1996             1995
--------------------------------------------------------------------------------

Revenues
  Gain on sales of loans          $20,042,579      $ 8,720,776      $ 1,349,961
  Interest and fees                 5,895,606        3,350,716        4,057,643
  Other income                        543,568           22,824          143,473
--------------------------------------------------------------------------------

Total revenues                     26,481,753       12,094,316        5,551,077
--------------------------------------------------------------------------------

Expenses
  Interest                          5,174,925        2,667,858        1,213,111
  Provision for credit losses         105,941          396,811           72,143
  Payroll and related costs         1,618,479        1,203,260          995,215
  Sales and marketing               6,964,074        2,685,173        1,510,227
  General and administrative        3,616,647        2,020,551          866,478
--------------------------------------------------------------------------------

Total expenses                     17,480,066        8,973,653        4,657,174
--------------------------------------------------------------------------------

Income before income taxes          9,001,687        3,120,663          893,903

Income taxes                        3,061,854          801,967          312,866
--------------------------------------------------------------------------------

Net income                        $ 5,939,833      $ 2,318,696      $   581,037
================================================================================


Earnings per share                $      2.05      $      1.01      $       .27
================================================================================


Weighted average number
  of shares outstanding             2,903,754        2,296,913        2,128,154
================================================================================

                    See accompanying notes to consolidated financial statements.

                           American Business Financial
                         Services, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

================================================================================

Years ended June 30, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------------


                                             Common Stock
                                             ------------       Additional                                  Total
                                       Number of                 Paid-In      Retained        Note   Stockholders'
                                        Shares      Amount       Capital      Earnings  Receivable         Equity
-------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1994                  2,128,154   $ 2,128  $  1,331,892   $   228,357  $        -   $  1,562,377

Net income                                     -         -             -       581,037           -        581,037
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1995                 2,128,154     2,128     1,331,892       809,394           -      2,143,414

Options exercised                        225,012       225       599,807             -    (600,032)             -

Cash dividends ($.03 per share)                -         -             -       (70,595)          -        (70,595)

Net income                                     -         -             -     2,318,696           -      2,318,696
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1996                 2,353,166     2,353     1,931,699     3,057,495    (600,032)     4,391,515

Sale of common stock,
  net of offering expenses of
  $2,261,072                           1,150,000     1,150    20,737,778             -           -     20,738,928

Cash dividends ($.06 per share)                -         -             -      (158,248)          -       (158,248)

Net income                                     -         -             -     5,939,833           -      5,939,833
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1997                 3,503,166   $ 3,503  $ 22,669,477   $ 8,839,080  $ (600,032)  $ 30,912,028
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                           American Business Financial
                         Services, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                           Increase (Decrease) In Cash

================================================================================




Year ended June 30,                                                      1997                    1996                       1995
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net income                                                      $   5,939,833            $   2,318,696            $     581,037
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities
      Gain on sales of loans/leases                                 (20,051,241)              (8,685,463)              (1,349,961)
      Amortization of origination fees and costs                        419,620                  305,136                  528,554
      Amortization of servicing rights                                  520,670                   69,489                        -
      Provision for credit losses                                       105,941                  396,811                   72,143
      Accounts written off                                              (96,639)                (129,063)                 (87,885)
      Depreciation and amortization of property
        and equipment                                                   513,323                  318,493                  177,632
      Amortization of financing and organization costs                  537,653                  505,012                  436,260
      Loans originated for sale                                    (136,357,451)             (54,505,000)             (13,188,005)
      Sale of loans originated for sale                             115,000,000               40,627,246                8,747,265
      Decrease (increase) in accrued interest
        and fees on loan and lease receivables                       (1,288,364)                (268,010)                 119,407
      Decrease (increase) in other receivables                       (1,232,443)                 683,797                 (328,081)
      (Increase) in prepaid expenses                                 (1,266,059)                (747,114)                (241,164)
      Decrease (increase) in other assets                               270,541                  332,009                 (117,992)
      Increase in accounts payable and accrued expenses               2,949,460                2,014,240                  328,022
      Increase in deferred income taxes                               3,124,710                  801,967                  285,791
      Increase in other liabilities                                   4,000,858                1,491,565                  316,868
-----------------------------------------------------------------------------------------------------------------------------------


Net cash (used in) operating activities                             (26,909,587)             (14,470,189)              (3,720,109)
-----------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
  Leases originated for portfolio                                    (8,003,561)              (5,967,812)              (2,220,770)
  Loan and lease payments received                                    4,554,535                4,549,979                3,065,676
  Purchase of property and equipment                                 (1,737,695)              (1,022,926)                (382,154)
  Decrease in securitization gain receivable                            106,752                   58,693                    9,958
  Principal receipts on investments                                      81,383                   33,307                    3,567
  Initial overcollateralization of loans                             (3,450,000)                       -                        -
  Purchase of investments                                            (5,000,000)                       -                        -
-----------------------------------------------------------------------------------------------------------------------------------


Net cash (used in) provided
  by investing activities                                           (13,448,586)              (2,348,759)                 476,277


                           American Business Financial
                         Services, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                           Increase (Decrease) In Cash


================================================================================

Year ended June 30,                                        1997                   1996                     1995
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Financing costs incurred                            $ (1,052,667)           $   (662,950)           $   (483,732)
  Net proceeds of (principal payments on)
    revolving line of credit                            (2,348,465)              2,348,465              (1,999,431)
  Principal payments on term notes
    payable, bank                                                -                       -                (245,555)
  Dividends paid                                          (158,248)                (70,595)                      -
  Principal payments on note payable, other                (18,457)                 (5,605)                 (4,814)
  Proceeds from issuance of
    subordinated debentures                             33,991,099              19,687,962              12,049,581
  Principal payments on subordinated
    debentures                                         (11,125,350)             (3,867,447)             (1,420,432)
  Proceeds from public offering net
    of related costs                                    20,738,928                       -                       -
-------------------------------------------------------------------------------------------------------------------


Net cash provided by financing activities               40,026,840              17,429,849               7,895,617
-------------------------------------------------------------------------------------------------------------------


Net (decrease) increase in
  cash and cash equivalents                               (331,333)                610,901               4,651,785

Cash and cash equivalents,
  beginning of year                                      5,345,269               4,734,368                  82,583
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents,
  end of year                                         $  5,013,936            $  5,345,269            $  4,734,368
-------------------------------------------------------------------------------------------------------------------

                           American Business Financial
                         Services, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                           Increase (Decrease) In Cash

================================================================================

Year ended June 30,                                          1997                1996              1995
-------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information
  Cash paid during the year for
    Interest                                            $    2,875,620     $     1,183,745    $      706,506
--------------------------------------------------------------------------------------------------------------


    Income taxes                                        $            -     $        78,475    $        8,250
--------------------------------------------------------------------------------------------------------------


  Noncash transactions recorded in connection with
    the sale of and foreclosure on loans receivable
      Increase in other receivables,
        securitization gains                            $   22,404,070     $    10,585,960    $    3,271,770
      Increase in other assets
        Investment, held to maturity                                --           2,332,247           684,380
        Foreclosed real estate held for sale                    71,909             111,890           448,801
        Other holdings held for sale                           131,617             308,933                 -
        Transfer from loans and leases, other                 (123,789)            (62,085)                -
        Mortgage servicing rights                            7,216,167           1,165,000                 -
--------------------------------------------------------------------------------------------------------------


                                                        $   29,699,974     $    14,451,945    $    4,404,951
--------------------------------------------------------------------------------------------------------------


  Reclassification of other assets,
    leased equipment to fixed assets                    $      186,077     $        60,784    $           -

  Reclassification of prepaid expenses
    to other assets                                     $    1,425,565     $             -    $           -
--------------------------------------------------------------------------------------------------------------


Supplemental schedule of noncash investing and financing activities
During the fiscal year ended June 30, 1996, stock options for 225,012 shares of common stock were exercised. Shares with a total price of $600,032 were issued in exchange for a note receivable of the same amount.


                    See accompanying notes to consolidated financial statements.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================


1. Summary of        Principles of Consolidation and Nature of Business
   Significant
   Accounting        The accompanying consolidated financial statements include
   Policies          the accounts of American Business Financial Services, Inc.
                     ("ABFS") and its wholly-owned subsidiaries (the "Company").
                     All significant intercompany transactions and balances have been eliminated.

                     The Company originates secured loans primarily in the Mid-Atlantic Region and is subject to the risks of the real estate market in that area. The Company also originates business equipment leases. The Company securitizes its secured loans.

                     Cash Equivalents

                     Cash equivalents consist of short-term investments purchased with an initial maturity of three months or less.

                     Loan and Lease Receivables Available for Sale

                     Loan and lease receivables available for sale represent receivables that the Company generally intends to sell or securitize within the next twelve months. These assets are stated at the lower of cost (principal balance including unamortized origination costs/fees) or estimated market value in the aggregate. Market value is determined by quality of credit risk, types of loans originated, current interest rates and economic conditions among other things.

                     Allowance for Credit Losses

                     The allowance for credit losses is based upon the Company's estimate of expected collectibility of loans and leases serviced. The allowance is increased by periodic charges to operations as necessary.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================


                      Interest Only and Residual Strips

                      The Company securitizes its loan receivables primarily into the form of a REMIC. A REMIC is a multi-class security structure with certain tax advantages which derives its monthly principal paydowns from a pool of underlying mortgages. The senior classes of the REMIC's are sold, with the subordinated classes retained by the Company. The subordinated classes are in the form of interest only and residual strips. These subordinated classes of REMIC's represent an interest in the REMIC as compared to the right to receive funds under the form of retained or capitalized excess servicing assets.

                      In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies interest-only and residual strips as "trading securities" and, as such they are recorded at fair value with resultant unrealized gain or loss recorded in the results of operations in the period of the change in fair value. The Company determines fair value based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of receivables sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee and an insurance fee, over the life of the receivables using prepayment, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. The fair valuation includes consideration of the following characteristics: loan type, size, interest rate, date of origination, term and geographic location. The Company also uses other available information such as externally prepared reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review.

                      On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125), which addresses the accounting for transfers of financial assets in which the transferor has some continuing involvement either with the assets transferred or with the transferee. A transfer of financial assets in which the

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================

                      transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 requires that liabilities or derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. In addition, SFAS 125 requires that servicing assets and liabilities be subsequently measured by the amortization over their estimated life and assessment of asset impairment be based on such assets' fair value. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company's results of operations.

                      Mortgage Servicing Rights

                      Effective July 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122), which requires that upon sale or securitization of servicing retained mortgages, companies capitalize the cost associated with the right to service mortgage loans based upon their relative fair values. Effective January 1, 1997, SFAS 122 was amended by SFAS 125, as discussed above. The Company determines fair value based on the present value of estimated net future cash flows relating to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income.

                      Prior to the adoption of SFAS 122, income related to servicing rights acquired through loan origination activities was recorded in the period the loans were serviced. Under SFAS 122 and SFAS 125, the Company capitalized at fair value $7,216,167 and $1,457,000 of such costs during the years ended June 30, 1997 and 1996, respectively. During the same periods, amortization of capitalized servicing rights were $520,670 and $69,489, respectively. At June 30, 1997 and 1996, the capitalized servicing rights approximated fair value. The Company periodically reviews capitalized servicing rights for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type,

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================


                      loan-to-value ratio and credit quality. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. As such, the Company does not consider interest rates a predominant risk characteristic for purposes of valuation impairment. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment.

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

                      Financing costs incurred in connection with public offerings of debt are amortized using the interest method over the term of the related debt.

                      Investments, Held to Maturity

                      The investments classified as held to maturity consist of mortgage-backed

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================

                      securities that the Company has the positive intent and ability to hold to maturity. These investments are stated at amortized cost, which approximates market.

                      Foreclosed property held for sale is stated at the lower of cost or fair market value.

                      Income Recognition

                      Gain on sale of loans and leases receivables is recognized upon the securitization of the receivables in the form of REMIC's. Gain on sales of receivables from securitizations represents the present value of the differential between the interest rate earned on the receivables sold and the pass-through rate paid to the securitization investors after considering the effects of estimated prepayments, bad debts and other costs, including normal servicing fees, less the costs of originating such receivables, and the gain or loss on certain transactions structured as an economic hedge that are designed to minimize the risk of interest rate fluctuations.

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

                      Principal differences between the Company's financial and income tax reporting include amortization of loan and lease origination costs/fees, the allowance for credit losses, depreciation and amortization of property and

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================

                      equipment, securitization gains, servicing rights and net operating losses.

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

                      Although the Company believes that it has made reasonable estimates of the interest only and residual strip receivables likely to be realized, the rate of prepayment and the amount of defaults realized by the Company are estimates and actual experience may vary from its estimates. Higher levels of future prepayments, delinquencies and/or liquidations could result in decreased interest only and residual strips and the write down of the receivable, which would adversely affect the Company's income in the period of adjustment.

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

                      Earnings Per Share

                      Earnings per share are based on the weighted average number of shares outstanding. Earnings per share amounts for the year ended June 30, 1997 assume the exercise of all stock options having an exercise price less than the average market price of the common stock using the treasury method. The effect of outstanding stock options is not dilutive for years ended June 30, 1996 and 1995.

                      Reclassifications

                      Certain amounts in the 1996 and 1995 financial statements have been

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================

                      reclassified to conform to the 1997 presentation.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================

2. Loan and        June 30,                               1997           1996
   Lease           -------------------------------------------------------------
   Receivables
                   Real estate secured loans          $24,581,475    $12,960,229
                   Leases (net of unearned income
                         of $1,986,487 and
                         $1,136,621)                    8,970,238      4,393,713
                   Other loans                             32,075        109,726
                   Unamortized origination
                         costs/fees                     2,466,342        868,934
                   -------------------------------------------------------------

                                                       36,050,130     18,332,602
                   Less allowance for  credit losses      338,309        330,007
                   -------------------------------------------------------------

                   Loan and lease
                         receivables, net             $35,711,821    $18,002,595
                   =============================================================


                   Substantially, all of the leases are direct finance type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

                   The Company sells real estate secured loans through securitizations and retains collection and administrative responsibilities as servicer for the trusts holding the loans. Under terms of the sales, the purchasers have limited recourse ($2,753,400 at June 30, 1997) should certain amounts of the loans prove to be uncollectible. However, the Company believes that allowances established for these off-balance sheet instruments are adequate to provide for any amounts found to be uncollectible. At June 30, 1997, the uncollected balance of receivables securitized was approximately $142,600,000.

                   At June 30, 1997, the accrual of interest income was suspended on real estate secured loans of $187,760. Based on its evaluation of the collateral related to these loans, the Company expects to collect all contractual interest and principal.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================

3. Allowance
   for Credit
   Losses

                                       Portfolio             Securitizations               Total
-----------------------------------------------------------------------------------------------------------------


Balance, July 1, 1994               $   78,000                $        --           $        78,000
Provision for credit losses             72,143                     93,000                   165,143
Accounts written off                   (87,885)                        --                   (87,885)
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1995                  62,258                     93,000                   155,258
Provision for credit losses            396,811                    284,417                   681,228
Accounts written off                  (129,062)                        --                  (129,062)
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1996                 330,007                    377,417                   707,424
Provision for credit losses            105,941                  1,048,725                 1,154,666
Accounts written off                   (97,639)                        --                   (97,639)
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1997              $  338,309               $  1,426,142           $     1,764,451
-------------------------------------------------------------------------------------------------------------------


4. Other
   Receivables


June 30,                               1997                       1996
--------------------------------------------------------------------------------


Sales of loans                      $  960,136               $     86,090
Loan fees                              246,294                    121,874
Interest only and residual strips
      (net of allowance for credit
       losses of $1,426,142 and
       $377,417)                    37,507,191                 13,070,257
Other                                  930,540                    434,904
--------------------------------------------------------------------------------


                                   $39,644,161               $ 13,713,125
--------------------------------------------------------------------------------

5. Property
   and
   Equipment

June 30,                               1997                       1996
--------------------------------------------------------------------------------


Computer equipment and
      software                  $   2,247,786            $     1,296,769
Office furniture and
      equipment                     1,641,572                    803,445
Leasehold improvements                293,098                    171,542
Transportation equipment               32,745                         --
--------------------------------------------------------------------------------


                                    4,215,201                  2,271,756
Less accumulated depreciation
  and amortization                  1,351,856                    818,861
--------------------------------------------------------------------------------


                                 $  2,863,345            $     1,452,895
--------------------------------------------------------------------------------

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================

6.  Other
    Assets


June 30,                                       1997                1996
--------------------------------------------------------------------------------


Deposits                                  $   263,165          $   296,582
Financing costs, debt offerings,
      net of accumulated amortization
      of $1,721,764 and $1,074,212          1,653,471            1,138,455
Investments, held to maturity (mature
      in June 2002 through April 2011)      2,753,400            2,834,783
Investment, held for sale (U.S.
      Treasury note due June 30, 1999)      5,000,000                   --
Foreclosed property held for sale             605,177              607,905
Servicing rights                            8,083,008            1,387,511
Other                                          71,828              239,558
--------------------------------------------------------------------------------


                                          $18,430,049          $ 6,504,794
================================================================================


7. Debt

June 30,                                       1997                1996
--------------------------------------------------------------------------------


Subordinated debt, due July 1997 through
October 1998; interest at rates ranging
from 8% to 12% payable quarterly;
subordinated to all of the Company's
senior indebtedness.                       $ 1,077,721         $ 1,345,421

Subordinated debt, due July 1997 through
June 2007; interest at rates ranging
from 7% to 10.50%; subordinated to all
of the Company's senior indebtedness.       55,408,508          32,275,058

Note payable, $50,000,000 revolving line
of credit expiring September 1997;
interest at LIBOR plus 1 1/4% payable
monthly; collateralized by loans
receivable.                                         --           2,348,465

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================


June 30,                                     1997                       1996
--------------------------------------------------------------------------------


Note payable in monthly installments
of $655 including interest at 11.8%;
final payment due in March 1999;
collateralized by related equipment.     $          --           $       18,457
--------------------------------------------------------------------------------


                                         $  56,486,229           $   35,987,401
================================================================================

                   Principal payments on debt for the next five years are due as follows: year ending June 30, 1998 - $29,581,709; 1999 -
                   $7,762,807; 2000 - $5,351,198; 2001 - $2,959,431 and 2002 -
                   $5,542,984.

                   At June 30, 1997, the Company has available unused revolving lines of credit of $50,000,000, $7,500,000 and $15,000,000.
                   The lines expire in September 1997, May 1998 and December 1999, respectively. Advances under the lines, if any, are collateralized by certain loans receivable.

                   Subsequent to June 30, 1997, the Company obtained a $100 million line of credit from a syndicate of banks. Under this warehouse facility, the Company may take advances, subject to certain conditions including sublimits to warehouse loans and leases.

8. Common and      In May, 1996, the stockholders approved an amended and
   Preferred       restated Certificate of Incorporation which increased the
   Stock           authorized common shares from five million shares to nine
                   million shares and established a class of preferred shares with one million shares authorized.

                   In September, 1995, the Board of Directors declared a 3 for 2 stock split of common stock to stockholders of record on October 1, 1995. The stock split has been reflected in the accompanying consolidated financial statements.

                   In February, 1997, the Company sold 1,150,000 shares of common stock through a public offering resulting in net proceeds of $20,738,928.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================

9. Stock          In May, 1996, the stockholders approved a non-employee
   Options        director stock option plan which authorizes the grant to
                  non-employee directors of options to purchase 135,000 shares of common stock at a price equal to the market price of the stock at the date of grant. Options are fully vested when granted and expire ten years after grant. At June 30, 1997, 25,000 shares were available for future grants under this plan. Transactions under this plan were as follows:




                                     Number of                Weighted-Average
                                      Shares                    Exercise Price
--------------------------------------------------------------------------------


Options granted and
outstanding, June 30, 1996            90,000                          $5.00
--------------------------------------------------------------------------------


Options granted                       20,000                          17.75

Options exercised                         --                             --
--------------------------------------------------------------------------------


Options outstanding, June 30, 1997   110,000                           $7.32

================================================================================

                   The Company has an employee stock option plan which authorizes the grant to employees of options to purchase 460,000 shares of common stock at a price equal to the market price of the stock at the date of grant. Options are either fully vested when granted or vest over a five-year period and expire five to ten years after grant. At June 30, 1997, 7,488 shares were available for future grants under this plan. Transactions under the plan were as follows:

                                     Number of                Weighted-Average
                                      Shares                    Exercise Price
--------------------------------------------------------------------------------


Options outstanding, July 1, 1994     225,012                         $2.67

Options granted                        43,500                          2.67
--------------------------------------------------------------------------------


Options outstanding, June 30, 1995    268,512                          2.67

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



================================================================================


                                     Number of                Weighted-Average
                                      Shares                    Exercise Price
--------------------------------------------------------------------------------


Options granted                       22,500                        $5.00

Options exercised                   (225,012)                        2.67
--------------------------------------------------------------------------------


Options outstanding, June 30, 1996    66,000                          3.46
--------------------------------------------------------------------------------


Options granted                      161,500                         19.93

Options exercised                          -                             -
--------------------------------------------------------------------------------


Options outstanding,
      June 30, 1997                  227,500                        $15.15
--------------------------------------------------------------------------------


The following tables summarize information about stock options outstanding at June 30, 1997:

                               Options Outstanding
--------------------------------------------------------------------------------


                                                Weighted
                                               Remaining
Range of                         Number     Contractual Life    Weighted-average
Exercise Prices                of Options       in Years         Exercise Price
--------------------------------------------------------------------------------


$2.67 - $5.50                    66,000           3.0                 $3.46
$17.75 - $20.00                 161,500           9.1                 19.93
--------------------------------------------------------------------------------


Total                          227,500            7.4                $15.15
--------------------------------------------------------------------------------


                               Options Exercisable
--------------------------------------------------------------------------------

                                                Weighted
                                               Remaining
Range of                         Number     Contractual Life    Weighted-average
Exercise Prices                of Options       in Years         Exercise Price
--------------------------------------------------------------------------------


$2.67 - $5.00                    66,000           3.0                $3.46
$17.75                            5,000           4.1                17.75
--------------------------------------------------------------------------------


Total                            71,000           3.1                $4.47
--------------------------------------------------------------------------------

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================


                   In September, 1995, options for 225,012 shares were exercised at $2.67 per share by an officer of the Company. The purchase price of $600,032 was advanced to the officer, by the Company. The loan is due in September, 2005 (earlier if the stock is disposed) with interest only at 6.46%, payable annually. The loan was secured by 450,012 shares of the Company's stock (at the date of exercise, market value of collateral was approximately $1,200,000), subsequently reduced to 225,012 shares and is shown as a reduction of stockholders' equity on the accompanying balance sheet.

                   On July 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," which requires either the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans, or the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company will continue such accounting under the provisions of APB 25.

                   Had compensation cost for the plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

June 30,                             1997                     1996
--------------------------------------------------------------------------------


Net income
--------------------------------------------------------------------------------


As reported                     $   5,939,833          $     2,318,686
Pro forma                           4,079,359                2,239,793

Earnings per share
--------------------------------------------------------------------------------


As reported                             $2.05                    $1.01
Pro forma                                1.40                     0.98

================================================================================

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================


                   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

June 30,                                  1997                        1996
--------------------------------------------------------------------------------


Expected volatility                         30.0%                  25.0%
Expected life                           5-10 yrs.                  5 yrs.
Risk free interest rate                6.31%-6.90%            5.77%-6.01%
--------------------------------------------------------------------------------


10. Income Taxes The provision for income taxes consists of the following:

Year Ended June 30,                     1997          1996           1995
--------------------------------------------------------------------------------


Current
      Federal                        $   -           $   -         $  27,075
      State                              -               -                 -
--------------------------------------------------------------------------------


                                         -              -             27,075
--------------------------------------------------------------------------------


Deferred
      Federal                    3,061,854         858,617           457,439
      State                              -         (56,650)         (171,648)
--------------------------------------------------------------------------------


                                 3,061,854         801,967           285,791
--------------------------------------------------------------------------------


                               $ 3,061,854      $  801,967        $  312,866
--------------------------------------------------------------------------------


The current provision for federal income taxes for the years ended June 30, 1997 and 1995 is net of the tax benefit of approximately $533,000 and $249,000, respectively from the utilization of net operating loss carryforwards.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================


The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of:

Year Ended June 30,                           1997                     1996
--------------------------------------------------------------------------------


Deferred income tax assets
      Allowance for credit losses           $  599,914            $  287,214
      Net operating loss carryforwards       1,888,688               461,954
      Loan and lease receivable                291,379                68,058
      Accrued expenses                               -               246,500
--------------------------------------------------------------------------------


                                             2,779,981             1,063,726
Less valuation allowance                     1,888,688               148,500
--------------------------------------------------------------------------------


                                               891,293               915,226
--------------------------------------------------------------------------------


Deferred income tax liabilities
      Loan and lease origination
       costs/fees, net                        784,156                368,849
      Book over tax basis of property
        and equipment                         372,688                131,751
      Other receivables                     1,706,642              1,548,423
      Servicing rights                      2,658,788                372,474
--------------------------------------------------------------------------------


                                            5,522,274             2,421,497
--------------------------------------------------------------------------------


Net deferred income tax
      liabilities                       $   4,630,981          $  1,506,721
================================================================================

The valuation allowance represents the income tax effect of State net operating loss carryforwards of the Company which are not presently expected to be utilized.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

================================================================================


                   A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows:

Year Ended June 30,               1997                1996             1995
--------------------------------------------------------------------------------


Federal income tax at
      statutory rates          $  3,061,854      $   1,061,005      $   303,927
State income tax, net
      of federal tax benefit              -                  -          (48,614)
Nondeductible expenses                    -             13,545           11,080
Increase in state tax
 valuation allowance                      -                  -           46,453
Other, net                                -           (272,583)              20
--------------------------------------------------------------------------------


                               $  3,061,854      $     801,967      $   312,866
--------------------------------------------------------------------------------


                   For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $18,400,000 available to reduce future state income taxes for various states as of June 30, 1997. If not used, substantially all of the carryforwards will expire at various dates from June 30, 1998 to June 30, 2000.

11. Commitment     Commitment
    and
    Contingencies  The Company leases certain of its facilities under a five-year operating lease expiring in January 2003, at a minimum annual rental of $699,216. The lease contains a renewal option for an additional five year period at an increased annual rental. Rent expense under all operating leases for such facilities was $668,364, $373,694 and $199,368 for the years ended June 30, 1997, 1996 and 1995, respectively.

                   Contingencies

                   A subsidiary of the Company makes home equity loans on behalf of unaffiliated lenders for a fee equal to a percentage of the loan amount. Certain agreements require that all or a portion of the fee be refunded if the loan is paid off during the first six to twelve months after origination.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================


                   At June 30, 1997, 1996 and 1995, approximately $79,000,
                   $292,000 and $394,000, respectively, of income is subject to this provision. The actual amount of the fee refunded during the years ended June 30, 1997, 1996 and 1995, which was recorded as income prior to July 1, 1996, 1995 and 1994, was $25,637, $138,187 and $14,267, respectively.

                   Employment Agreements

                   The Company entered into employment agreements with three executives under which they are entitled to annual base compensation of $625,000, collectively, adjusted for increases in the Consumer Price Index and for one executive, merit increases. The agreements terminate upon (a) the earlier of the executive's death, permanent disability, termination of employment for cause, voluntary resignation (except that no voluntary resignation may occur prior to February 2000) or seventieth birthday, or (b) the later of the fifth anniversary of the agreement or from three to five years from the date of notice to the executive of the Company's intention to terminate the agreement.

                   In addition, the executives are entitled to a cash payment equal to 299% of the last five years average annual compensation in the event of a "change in control", as defined in the agreement and two of the executives are entitled to all of the compensation discussed above.

12. Fair Value     No market exists for certain of the Company's assets and
    of Financial   liabilities, therefore, fair value estimates are based on
    Instruments    judgments regarding credit risk, investor expectation of
                   future economic conditions, normal cost of administration and other risk characteristics, including interest rates and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                   In addition, the fair value estimates presented do not include the value of assets and liabilities that are not considered financial instruments.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================


                   The table below summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements at June 30, 1997:


June 30,                                                                1997
--------------------------------------------------------------------------------


                                                  Carrying              Fair
                                                    Value               Value
--------------------------------------------------------------------------------


Assets
      Cash and cash equivalents              $    5,013,936      $    5,013,936
      Loans and leases available
        for sale                                 36,050,130          37,543,286
      Interest only and residual strips          38,933,333          38,933,333
      Servicing rights                            8,083,008           8,083,008

Liabilities
      Subordinated debt                       $  56,486,229      $   56,486,229

                   The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

                   Cash and Cash Equivalents - For these short-term instruments the carrying amount approximates fair value.

                   Loans and Leases Available for Sale - The Company has estimated the fair values reported based upon recent sales and securitizations.

                   Interest Only and Residual Strips - Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates.

                   Servicing Rights - Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates.

                           American Business Financial
                         Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


================================================================================


                   Subordinated Debt - The fair value of fixed maturity subordinated debt is estimated using the rates currently offered for debentures of similar maturities.

13. Hedging        The Company regularly securitizes and sells fixed rate
    Transactions   mortgage loans. To offset the effects of interest rate
                   fluctuations on the value of its fixed rate loans held for sale, the Company may hedge its interest rate risk related to the loans held for sale by selling forward contracts for U.S.
                   Treasury securities. The Company classifies these sales as hedges of specific loans held for sale and does not record the derivative securities on its financial statements. The gain or loss derived from these sales is deferred and recognized as an adjustment to gain on sale of loans when the loans are securitized.

                   At June 30, 1997, such hedging transactions were not material.


14. Recent         In February, 1997, the FASB issued SFAS 128, "Earnings Per
    Accounting     Share" (EPS) (SFAS 128), which is effective in fiscal 1998,
    Pronounce-     earlier application is not permitted. SFAS 128 simplifies the
    ments          standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS.
                   Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
                   If SFAS had been applied to fiscal 1997 results of operations, the Company's basic EPS would have been $2.13
                   (pro forma) of earnings per common share based on net income of $5,939,833 and weighted average number of common shares of 2,784,416 (pro forma). Fully diluted EPS remains the same under SFAS 128, but will be referred to as diluted EPS.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                  On March 11, 1996, the Company engaged the firm of BDO Seidman, LLP as independent certified public accountants replacing the firm of Fishbein & Company, P.C. This change in independent certified public accountants was recommended by the Audit Committee and subsequently approved by the Board of Directors. Fishbein and Company, P.C. had served as the Company's independent accountants and audited the Company's financial statements for the year ended June 30, 1995.

                  Fishbein and Company, P.C.'s report on the financial statements for the year ended June 30, 1995 contained no adverse opinion or disclaimers of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principals.

                  There were no disagreements between the Company or its subsidiaries and Fishbein & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of the consolidated financial statements for the year ended June 30, 1995 and subsequent period through March 11, 1996 which, if not resolved to the satisfaction of Fishbein & Company, P.C., would have caused them to make reference to the subject matter of the disagreement(s) in connection with the report of Fishbein & Company, P.C. on the consolidated financial statements of the Company for the year ended June 30, 1995. Such report did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there has not been any "reportable events" as defined by Item 304(a)(1)(iv)(B) of Regulation S-B during the periods referred to above.

                                    PART III

Item 9. Directors, Executive Officers Compliance With Section 16(a) of the Exchange Act

                  Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in November 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning executive officers of the Company who are not also Directors, see "Executive Officers Who Are Not Also Directors" in
Part I of this Annual Report on Form 10-KSB.

Item 10. Executive Compensation

                  Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in November 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in November 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

                  Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in November 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

                  (a) Exhibits:

Exhibit Number    Description
--------------    -----------

      3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 of ABFS' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 filed on September 27, 1996, File No. 0-22472 (the "1996 Form 10-KSB")).

      3.2 Bylaws of ABFS (Incorporated by reference from Exhibit 3.2 of the Registration Statement on Form SB-2 filed December 27, 1996, Registration Number 333-18919 (the "1996 Form SB-2")).

Exhibit Number    Description
--------------    -----------

      4.1 Form of unsecured Investment Note (Incorporated by reference from Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form SB-2 filed April 29, 1994, Registration Number 33-76390)).

      4.2 Form of unsecured Investment Note issued pursuant to Indenture with First Trust, National Association, a national banking association. (Incorporated by reference from Exhibit 4.5 of Amendment No. One to the Registration Statement on Form SB-2 filed on December 14, 1995, Registration Number 33-98636 (the "1995 Form SB-2")).

      4.3 Form of Indenture by and between ABFS and First Trust, National Association, a national banking association (Incorporated by reference from Exhibit 4.6 of the Registration Statement on Form SB-2 filed on October 26, 1995, Registration Number 33-98636).

      4.4 Form of Indenture by and between ABFS and First Trust, National Association, a national banking association (Incorporated by reference from Exhibit 4.4 of the Registration Statement on Form SB-2 filed March 28, 1997, Registration Number 333-24115 (the "1997 Form SB-2")).

      4.5 Form of unsecured Investment Note (Incorporated by reference from Exhibit 4.5 of the 1997Form SB-2).

      10.1 Loan and Security Agreement between Upland Mortgage and BankAmerica Business Credit, Inc. dated May 23, 1996 (Incorporated by reference from the 1996 Form 10-KSB).

      10.2 Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of the 1996 Form SB-2).

      10.3        Stock Option Award Agreement (Incorporated by reference from
                  Exhibit 10.1 of the Registration Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the "Form S-11")).

      10.4 Line of Credit Agreement by and between American Business Credit, Inc. and Eagle National Bank (Incorporated by reference from Exhibit 10.4 of Amendment No. 1 to the Registration Statement on Form SB-2 filed on April 29, 1993, Registration No. 33-59042 (the "1993 Form SB-2")).

      10.5 Agreement dated April 12, 1993 between American Business Credit, Inc. and Eagle National Bank (Incorporated by reference from Exhibit 10.5 of the 1993 Form SB-2).

Exhibit Number    Description
--------------    -----------

      10.6 1995 Stock Option Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.6 of the Amendment No. 1 to the 1996 Form SB-2 filed on February 4, 1996 Registration No. 333-18919 (the "Amendment No. 1 to the 1997 Form SB-2")).

      10.7 Form of Option Award Agreement for Non-Employee Directors Plan for Formula Awards (Incorporated by reference from Exhibit
                  10.13 of the 1996 Form 10-KSB).

      10.8 Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation dated April 25, 1996 (Incorporated by reference from Exhibit
                  10.14 of the 1996 Form 10-KSB).

      10.9 Lease dated January 7, 1994 by and between TCW Realty Fund IV Pennsylvania Trust and ABFS (Incorporated by reference from Exhibit 10.9 of the Registration Statement on Form SB-2 filed March 15, 1994, File No. 33-76390).

      10.10 First Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 24, 1994. (Incorporated by reference from Exhibit 10.9 of ABFS' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 (the "1995 Form 10-KSB")).

      10.11 Second Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated December 23, 1994 (Incorporated by reference from Exhibit 10.10 of the 1995 Form 10-KSB).

      10.12 Third Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated July 25, 1995 (Incorporated by reference from Exhibit 10.11 of the 1995 Form 10-KSB).

      10.13 Promissory Note of Anthony J. Santilli, Jr. and Stock Pledge Agreement dated September 29, 1995 (Incorporated by reference from Exhibit 10.14 of the 1995 Form SB-2).

      10.14 Form of Employment Agreement with Anthony J. Santilli, Jr., Beverly Santilli and Jeffrey M. Ruben (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2).

      10.15       Management Incentive Plan (Incorporated by reference from
                  Exhibit 10.16 of the 1996 Form SB-2).

      10.16 Loan and Security Agreement dated December 12, 1996 between American Business Credit, Inc. and Finova Capital Corporation (Incorporated by reference from Exhibit 10.17 of the 1996 Form SB-2).

Exhibit Number    Description
--------------    -----------

      10.17 Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards (Incorporated by reference from Exhibit 10.18 of the Amendment No. 1 to the 1996 Form SB-2).

      10.18 Form of Pooling and Servicing Agreement related to the Company's loan securitizations (Incorporated by reference from Exhibit 4.1 of ABFS' Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10-QSB")).

      10.19 Form of Sales and Contribution Agreement related to the Company's loan securitizations (Incorporated by reference from Exhibit 4.1 of the March 31, 1995 Form 10-QSB).

      10.20 Amendments to the Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation. (Incorporated by reference from Exhibit
                  10.21 of the Amendment No. 1 to the 1997 Form SB-2 filed on May 23, 1997 Registration No. 333-24115(the "Amendment No. 1 to the 1997 SB-2")).

      10.21 Fourth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated April 9, 1996. (Incorporated by reference from Exhibit 10.22 to the Amendment No. 1 to the 1997 SB-2).

      10.22 Fifth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 8, 1996. (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the 1997 SB-2).

      10.23 Sixth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated March 31, 1997. (Incorporated by reference from Exhibit 10.24 to the Amendment No. 1 to the 1997 SB-2).

      10.24 Credit Agreement between American Business Credit, Inc., Home American Credit, Inc., and American Business Leasing, Inc., as co-borrowers, American Business Financial Services, Inc., as parent, Texas Commerce Bank National Association, as administrative agent and certain lenders.

      11          Statement of Computation of Per Share Earnings (Included in
                  Note 1 of the Notes to Consolidated Financial Statements).

      16 Letter on Change in Certifying Accountant (Incorporated by reference from ABFS' Current Report on Form 8-K dated March 11, 1996, File No. 0-22472).

      21          Subsidiaries of the Company.

      27          Financial Data Schedule.

                  (b) Reports on Form 8-K:

                      There has been no Current Report on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: September 29, 1997        By:/S/ ANTHONY J. SANTILLI, JR.
------------------------        -------------------------------
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


/S/ ANTHONY J. SANTILLI, JR.
------------------------------------------
Name:  Anthony J. Santilli, Jr.
Title:  Chairman, President, Chief Executive Officer,
           Chief Operating Officer, Treasurer, and Director
           (Principal Executive and Operating Officer)

Date: September 29, 1997
------------------------


/S/ HAROLD SUSSMAN                                 /S/ MICHAEL DELUCA
----------------------------------                 ---------------------------
Name:    Harold Sussman                            Name:     Michael DeLuca
Title:   Director                                  Title:   Director

Date:    September 29, 1997                        Date:    September 29, 1997
         -------------------                                ------------------

/S/ DAVID M. LEVIN                                 /S/ RICHARD KAUFMAN
----------------------------------                 ---------------------------
Name:    David M. Levin                            Name:    Richard Kaufman
Title:   Senior Vice President - Finance           Title:   Director
         and Chief Financial Officer
         (Principal Financial and Accounting
           Officer)

Date:    September 29, 1997                        Date:    September 29, 1997
         -------------------                                ------------------

/S/ LEONARD BECKER
----------------------------------
Name:    Leonard Becker
Title:   Director

Date:    September 29, 1997
         -------------------