Form 10QSB
period 1997-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1997-11-14
CIK 772349

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

As of November 1, 1997, there were 3,503,166 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ______  No  __X__



================================================================================

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        FORM 10-QSB -SEPTEMBER 30, 1997

                                     INDEX

                                                                                                                     Page No
                                                                                                                     -------
Part I     Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets.................................................................................2
           Consolidated Statements of Operations.......................................................................3
           Consolidated Statement of Stockholders' Equity..............................................................4
           Consolidated Statements of Cash Flows.......................................................................5
           Notes to Consolidated Financial Statements..................................................................7

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.......................9

Part II    Other Information..........................................................................................16

            Item 1.    Legal Proceedings
            Item 2.    Changes in Securities
            Item 3.    Defaults upon Senior Securities
            Item 4.    Submission of Matters to a Vote of Security Holders
            Item 5.    Other Information
            Item 6.    Exhibits and Reports on Form 8-K



                        PART I - FINANCIAL INFORMATION


ITEM 1- FINANCIAL STATEMENTS

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                June 30,     September 30,
                                                                  1997           1997
                                                              ------------   ------------
                                                                              (unaudited)
Cash and cash equivalents                                     $  5,013,936   $  3,932,032
Loans and lease receivables - net
         Available for sale                                     35,711,821     25,369,744
         Other                                                   1,143,566      1,217,840
Other receivables                                               39,644,161     55,268,341
Prepaid expenses                                                 1,181,654      2,243,385
Property and equipment - net of accumulated
         depreciation and amortization                           2,863,345      3,577,436
Other assets
                                                                18,430,049     32,734,969
                                                              ------------   ------------
                  Total assets                                $103,988,532   $124,343,747
                                                              ============   ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
   Debt                                                       $ 56,486,229   $ 70,125,180
   Accounts payable and accrued expenses                         6,081,630      7,824,113
   Deferred income taxes                                         4,630,981      6,254,575
   Other liabilities                                             5,877,664      6,128,863
                                                              ------------   ------------

         Total liabilities                                      73,076,504     90,332,731
                                                              ------------   ------------

STOCKHOLDERS' EQUITY
    Preferred stock,  par value $.001
         Authorized 1,000,000 shares
         Issued and outstanding - none                                   -              -

    Common stock,  par value $.001
         Authorized 9,000,000 shares
         Issued and outstanding 3,503,166 shares                     3,503          3,503
    Additional paid-in capital                                  22,669,477     22,669,477
    Retained earnings                                            8,839,080     11,938,068
                                                              ------------   ------------

                                                                31,512,060     34,611,048
    Less note receivable                                           600,032        600,032
                                                              ------------   ------------

    Total stockholders' equity                                  30,912,028     34,011,016
                                                              ------------   ------------

    Total liabilities and stockholders' equity                $103,988,532   $124,343,747
                                                              ============   ============


See notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                                ------------------------------
                                                    1997               1996
                                                ------------       -----------
REVENUES
     Gain on sale of loans                       $ 8,521,389       $ 4,073,235
     Interest and fees                             2,304,367         1,135,228
     Servicing income                                380,313            74,669
     Other income                                        205               978
                                                 -----------       -----------
                                                  11,206,274         5,284,110
                                                 -----------       -----------

EXPENSES
     Interest                                      1,859,801         1,041,659
     Provision for credit losses                      30,887              --
     Payroll and related costs                       850,699           198,611
     Sales and marketing                           2,324,503         1,369,253
     General and administrative                    1,365,331           896,678
                                                 -----------       -----------
                                                   6,431,221         3,506,201
                                                 -----------       -----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                 4,775,053         1,777,909

PROVISION FOR INCOME TAXES                         1,623,518           622,268
                                                 -----------       -----------

NET INCOME                                       $ 3,151,535       $ 1,155,641
                                                 ===========       ===========

NET INCOME PER SHARE                             $       .87       $       .47
                                                 ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              3,642,972         2,448,031






See notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


                           Common Stock
                       --------------------
                                                 Additional                                    Total
                       Number of                  Paid-In        Retained       Notes      Stockholders'
                        Shares       Amount       Capital        Earnings    Receivable       Equity
                       ---------     ------      -----------    ----------   ----------     ------------
BALANCE                3,503,166     $3,503     $22,699,477    $8,839,080   $(600,032)      $30,912,028
July 1, 1997

Cash dividends
  ($.015 per share)        --          --          --           (  52,547)     --             (  52,547)

Net income                 --          --          --           3,151,535      --             3,151,535
                      ----------      ------    -----------   -----------  ----------       -----------

BALANCE
September 30, 1997     3,503,166     $3,503     $22,669,477   $11,938,068  $ (600,032)      $34,011,016
                       =========     ======     ===========   ===========  ==========       ===========










See notes to consolidated financial statements.

            AMERICAN BUSINESS FINANCIAL SERVICES, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)


                                                             Three Months Ended
                                                                September 30,
                                                       ----------------------------
                                                             1997           1996
                                                       ------------    ------------
Cash flows from operating activities
   Net Income                                          $  3,151,535    $  1,155,641
   Adjustments to reconcile net income to net
      cash provided by operating
      activities
   Gain on sales of loans/leases                        (10,909,361)     (4,373,235)
   Amortization of origination fees and costs               168,446          86,321
   Amortization of deferred servicing rights                211,487          51,643
   Provision for credit losses                              567,532         300,000
   Accounts written off                                    (100,217)        (50,443)
   Depreciation and amortization of property
      and equipment                                         208,530         106,980
   Amortization of financing and organization costs         150,312         127,933
   Loans originated for sale                            (50,411,255)    (20,880,727)
   Proceeds of loans and leases sold                     59,721,676      26,676,311
   Increase in accrued interest and fees on
      loan and lease receivables                           (376,206)        (44,809)
   Increase in other receivables                         (1,809,685)     (1,083,286)
   Increase in prepaid expenses                          (1,061,731)     (1,134,877)

   Decrease (increase) in other assets                     (191,046)        299,466
   Increase in accounts payable and accrued expenses      1,742,483       1,154,427
   Increase in deferred income taxes                      1,623,594         622,268
   Increase in other liabilities                            251,199         295,107
                                                       ------------    ------------

      Net cash provided by operating
         activities                                       2,937,293       3,308,720
                                                       ------------    ------------


Cash flows from investing activities

   Leases originated for portfolio                       (4,634,257)     (2,091,191)
   Loan and lease payments received                       1,796,920         856,130
   Purchase of property and equipment                      (935,691)       (231,783)
   Decrease in securitization gain receivable               368,314
   Principal receipts on investments                        120,962          16,245
   Initial overcollateralization of loans                (2,000,000)
   Purchase of investments                              (17,000,000)
   Sale of investments                                    5,000,000
                                                       ------------    ------------
      Net cash used in investing activities             (17,283,752)     (1,450,599)
                                                       ------------    ------------





See notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)

                                                                    Three Months Ended
                                                                       September 30,
                                                               ----------------------------
                                                                     1997            1996
                                                               ------------    ------------
Cash flows from financing activities
   Financing costs incurred                                        (321,849)       (244,368)
   Net principal payments on
      revolving lines of credit                                                  (2,348,465)
   Dividends paid                                                   (52,547)        (35,297)
   Principal payments on note payable, other                                           (104)
   Proceeds from issuance of subordinated debentures             16,669,927       5,945,884
   Principal payments on subordinated debentures                 (3,030,976)     (1,708,450)
                                                               ------------    ------------
      Net cash provided by financing activities                  13,264,555       1,609,200
                                                               ------------    ------------

      Net increase (decrease) in cash and cash equivalents     $ (1,081,904)   $  3,467,321
      Cash and cash equivalents, beginning of period              5,013,936       5,345,269
                                                               ------------    ------------

      Cash and cash equivalents, end of period                 $  3,932,032    $  8,812,590
                                                               ============    ============

Supplemental disclosures of cash flow information
         Cash paid during the period for:

              Interest                                         $  1,449,428    $    888,622
                                                               ------------    ------------
              Income taxes                                     $       --      $       --
                                                               ------------    ------------
Noncash transaction recorded in connection with the sale of
    loans receivable
         Increase in other receivables, securitization gains   $ 12,737,954    $  5,563,603
         Increase in other assets
              Mortgage servicing rights                           2,297,135         574,210
                                                               ------------    ------------
                                                               $ 15,035,089    $  6,137,813
                                                               ------------    ------------

Reclassification of fixed assets, to other assets              $     13,070
                                                               ------------

Noncash transaction recorded in connection with reclassification of loan and lease receivable

         Increase in loans receivable-other                    $     18,500
                                                               ------------

         Decrease in other assets                              $     (7,700)
                                                               ------------





See notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc.
         (ABFS) and its wholly-owned subsidiaries, collectively the "Company". All significant inter-company transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       DEBT

         Debt is summarized as follows:

                  Subordinated debentures (a)          $  69,216,459
                  Subordinated debentures (b)                908,721
                                                       -------------
                                                       $  70,125,180
                                                       =============

         (a) This represents aggregate sales made pursuant to total public offerings of debentures. These debentures mature during the period of October 1997 through September 2007 and are subordinate to all of the Company's Senior Indebtedness.

         (b) This represents aggregate sales made pursuant to a prior public offering of debentures. These debentures mature in October 1997 through September 1999 and are subordinate to all of the Company's Senior Indebtedness. Payment of principal and interest is guaranteed by ABC but such guarantee is subordinate to ABC's Senior Indebtedness.

3.       SUBSEQUENT EVENT

         Effective October 1, 1997, the Company acquired all of the outstanding stock of New Jersey Mortgage and Investment Corp. (NJMIC), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consists of an initial payment of cash and shares of common stock of the Company and a note payable to the owners of NJMIC and includes a contingent payment in the future if NJMIC achieves certain performance targets. The acquisition of NJMIC will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on the fair values at the date of acquisition. The fair value of NJMIC's assets approximated the liabilities assumed and accordingly, the majority of the purchase price is anticipated to be recorded as goodwill. Any contingent payments will result in an increase in the amount of recorded goodwill.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

FORWARD LOOKING STATEMENTS

         When used in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, the Company's ability to implement its growth strategy and fluctuations in operating results. Such factors, which are discussed in Management's Discussions and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

BALANCE SHEET INFORMATION

         Total assets increased $20.4 million, or 19.5%, to $124.3 million at September 30, 1997 from $104.0 million at June 30, 1997 due primarily to increases in other receivables and other assets partially offset by a decrease in loans and leases available for sale. Other receivables, consisting primarily of interest only and residual strips created in connection with the Company's securitizations, increased $14.2 million, or 37.9%, to $51.7 million at September 30, 1997 from $37.5 million at June 30, 1997 as the Company funded $60.0 million of loans as part of a $100.0 million securitization during the period ended September 30, 1997. Other assets increased $14.3 million, or 77.7%, to $32.7 million at September 30, 1997 from $18.4 million at June 30, 1997 due primarily to a $12.0 million increase in investments held for sale and a $2.1 million increase in mortgage servicing rights obtained in connection with the Company's loan securitization. Loans and leases available for sale decreased $10.3 million, or 28.9%, from $35.7 million at June 30, 1997 to $25.4 million at September 30, 1997 due to a decrease in loans available for sale used to fund $60.0 million of a $100.0 million securitization. The Company anticipates funding the remaining $40.0 million of loans during the second quarter of fiscal 1998.

         Total liabilities increased $17.2 million, or 23.5%, to $90.3 million at September 30, 1997 from $73.1 million at June 30, 1997 due primarily to an increase in outstanding debt and to a lesser extent, increases in accounts payable and accrued expenses and deferred income taxes. The increase in debt of $13.6 million was due to net sales of subordinated debt. At September

30, 1997, the Company had $70.1 million of subordinated debt outstanding. The Company's ratio of total debt to equity at September 30, 1997 was 2.1:1 compared to 1.8:1 at June 30, 1997. Accounts payable and accrued expenses increased $1.7 million, or 27.9%, to $7.8 million at September 30, 1997 from $6.1 million at June 30, 1997 due to growth in the Company's lending and leasing activities resulting in longer accruals for interest expense and other operating expenses. Deferred income taxes increased $1.7 million, or 37.0%, to $6.3 million at September 30, 1997 from $4.6 million at June 30, 1997 due to tax accruals on the Company's income for the three months ended September 30, 1997.

         Allowance for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, economic conditions and credit and collateral considerations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provisions will not be required. The Company had an allowance for credit losses of $2.2 million at September 30, 1997 as compared to $1.8 million at June 30, 1997. The ratio of the allowance for credit losses to net loan and lease receivables serviced was 1.03% at September 30, 1997 and 1.00% at June 30, 1997. Total delinquencies were $6.1 million at September 30, 1997 as compared to $3.8 million at June 30, 1997. The Company's delinquency rate as a percentage of the total portfolio serviced was 2.86% at September 30, 1997 as compared to 2.15% at June 30, 1997

         Stockholders' equity increased $3.1 million to $34.0 million at September 30, 1997 from $30.9 million at June 30, 1997 due to net income for the three months ended September 30, 1997 of $3.2 million partially offset by dividends paid.

Results of Operations

         During the three months ended September 30, 1997, the Company experienced record levels of total revenues and net income as a result of increases in originations and the dollar amount of loans securitized. Total revenues increased $5.9 million, and net income increased $2.0 million for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

         Since the Company's securitization strategy requires the Company to build an inventory of loans over time, the Company may experience fluctuations in operating results as a consequence of incurring costs and expenses in a fiscal period prior to the fiscal period in which the securitization is consummated. As such, the results of operations for a given period may not be indicative of results for subsequent comparable periods. In addition, as a result of the Company's securitization strategy, the Company may operate on a negative operating cash flow basis which could negatively impact the Company's results of operations during such periods.

         The Company's growth strategy is dependent upon its ability to increase its loan volume through geographic expansion. The implementation of this strategy will depend in large part on a variety of factors outside the control of the Company, including, but not limited to, the Company's ability to obtain adequate financing on favorable terms and profitably securitize its loans on a regular basis and continue to expand in the face of increasing competition. The Company's failure with respect to any of these factors could impair its ability to successfully implement its growth strategy which could adversely affect the Company's results of operations and financial condition.

         Total Revenues. Total revenues increased $5.9 million, or 111.3%, to $11.2 million for the three months ended September 30, 1997 from $5.3 million for the three months ended September 30, 1996. The increase in total revenue was primarily the result of gains on sale of loans through securitization.

         Gain on Sale of Loans. Gain on sale of loans increased $4.4 million, or 107.3%, to $8.5 million for the three months ended September 30, 1997 from $4.1 million for the three months ended September 30, 1996. The increase was the result of sales of $12.0 million of loans secured by real estate and other business assets ("Business Purpose Loans") and $48.0 million of loans secured by real estate on single family residences ("Home Equity Loans") through a securitization in September 1997, as compared to the sale of $9.9 million of Business Purpose Loans and $17.0 million of Home Equity Loans through a securitization in September 1996. During the three months ended September 30, 1997, the Company recognized a gain of $8.5 million (representing the fair value of the interest only and residual strips of $11.1 million less $2.6 million of costs associated with the transaction) on the Company's initial funding of $60.0 million of loans sold pursuant to a $100.0 million securitization. The remaining $40.0 million of loans was in the form of a pre-funded account which the Company anticipates funding in the second quarter of fiscal 1998.

         Interest and Fee Income. Interest and fee income consists of interest income, fee income and amortization of origination costs. Interest and fee income increased $1.2 million, or 109.1%, to $2.3 million for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996. The increase in interest and fee income was the result of an increase in the amount of loans and leases originated and retained in the Company's portfolio prior to securitization.

         Interest income consists primarily of interest income the Company earns on loans and leases held in its portfolio. Interest income increased $800,000, or 88.9%, to $1.7 million for the months ended September 30, 1997 from $900,000 for the three months ended September 30, 1996. The increases were attributable to increased originations of Business Purpose Loans, Home Equity Loans and small ticket leases for the acquisition of business equipment ("Equipment Leases").

         During the three months ended September 30, 1997, the Company originated approximately $43.8 million of Home Equity Loans, $10.4 million of Business Purpose Loans and $4.5 million of Equipment Leases. During the three months ended September 30, 1996, the Company originated $12.7 million of Home Equity Loans, $7.4 million of Business Purpose

Loans and $1.9 million of Equipment Leases.

         Fee income, includes primarily premium and points earned when loans are closed, funded and immediately sold to unrelated third party purchasers and ancillary fees collected on loan originations. Fee income increased $307,000 to $587,000 for the three months ended September 30, 1997 from $280,000 for the three months ended September 30, 1996. The increase in fee income was due to an increase in ancillary fees collected in connection with increased originations partially offset by a reduction in fees earned on the sale of loans to third parties.

         The third component of interest and fee income is amortization of origination costs. During the three months ended September 30, 1997, amortization of origination costs increased to $168,000 compared to $86,000 recognized during the comparable period of fiscal 1997. The increase was attributable to an increase in the amortization of lease origination costs resulting from an increase in the Company's Equipment Lease portfolio.

         Total Expenses. Total expenses increased $2.9 million, or 82.9%, to $6.4 million for the three months ended September 30, 1997 from $3.5 million for the three months ended September 30, 1996. As described in more detail below, this increase was a result of increased interest attributable to the Company's continued sale of subordinated debt and increases in payroll, sales and marketing and general and administrative expenses related to increase loan and lease originations.

         Interest Expense. Interest expense increased $818,000, or 81.8%, to $1.9 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996. The increase was primarily attributable to an increase in the amount of the Company's subordinated debt outstanding during that period, the proceeds of which were used to fund the Company's loan and lease growth. Average subordinated debt outstanding was $62.7 million during the three months ended September 30, 1997 compared to $35.8 million during the three months ended September 30, 1996. Average interest rates paid on the subordinated debt increased to 9.29% from 8.99%. As a result of the higher rates offered during the first quarter of fiscal 1998 in order to attract additional funds. Interest expense on lines of credit utilized by the Company for the three months ended September 30, 1997 was $393,000, compared to $139,000 for the three months ended September 30, 1996. The increase was due to the higher utilization of warehouse lines of credit to fund Home Equity Loans and Business Purpose Loans.

         Payroll and Related Costs. Payroll and related costs increased $652,000, or 327.6%, to $851,000 for the three months ended September 30, 1997 from $199,000 for the three months ended September 30, 1996. The increase was due to an increase in the number of administrative employees as a result of the Company's growth in loan and lease originations as well as an increase in loans and leases serviced. Management anticipates that these expenses will continue to increase in the future as the Company's geographic expansion continues.

         Sales and Marketing Expenses. Sales and marketing expenses increased $900,000, or 64.3%, to $2.3 million for the three months ended September 30, 1997 from $1.4 million for the three months ended September 30, 1996. The increases were attributable to increases in advertising costs as a result of increased newspaper, direct mail and radio advertising related to the Company's sales of subordinated debt and loan products. Subject to market conditions, the Company plans to continue to expand its service area throughout the eastern United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $503,000, or 56.1%, to $1.4 million for the three months ended September 30, 1997 from $897,000 for the three months ended September 30, 1996. This increase was primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and loan servicing experienced during the three months ended September 30, 1997.

         Income Taxes. Income taxes increased $1.0 million to $1.6 million for the three months ended September 30, 1997 from $622,000 for the three months ended September 30, 1996. The increases were due to increases in income before taxes.

         Net Income. Net income increased $2.0 million to $3.2 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. Earnings per share increased to $0.87 on weighted average common shares outstanding of 3,642,972 for the three months ended September 30, 1997 compared to $.47 per share on weighted average common shares outstanding of 2,448,031 for the three months ended September 30, 1996.


LIQUIDITY AND CASH RESOURCES

         The Company continues to fund its loans principally through (i) the securitization and sales of loans which it originates, (ii) the sale of the Company's registered subordinated debentures, (iii) institutional debt financing, and (iv) retained earnings. In addition the Company utilized the capital market to sell additional common stock. The Company's cash requirements include the funding of loan originations, payment of interest expense, funding of over-collaterization requirements in connection with its securitizations, operating expenses and capital expenditures.

         To a limited extent, the Company presently intends to continue to augment the interest and fee income it earns on its loan and lease portfolios, from time to time, by selling loans either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         The Company continues to significantly rely on securitizations to generate cash proceeds for the repayment of debt and to fund its ongoing operations. As a result of the terms of the securitizations, the Company will receive less cash flow from the portfolios of loans securitized than it would otherwise receive absent securitizations. Additionally, pursuant to the terms of the securitizations, the Company will act as the servicer of the loans and in that capacity will be obligated to advance funds in certain circumstances which may create greater demands on the Company's cash flow than either selling loans or maintaining a portfolio of loans. See "- Results of Operations."

         Subject to economic, market and interest rate conditions, the Company intends to continue to implement additional securitizations of its loan portfolios and may in the future securitize its lease portfolio. Any delay or impairment in the Company's ability to securitize its loans, as a result of market conditions or otherwise, could adversely affect the Company's results of operations.

         The Company also relies on borrowings such as its subordinated debt and warehouse credit facilities or lines of credit to fund its operations. At September 30, 1997, the Company had a total of $70.1 million of subordinated debt outstanding and available credit facilities and lines of credit totaling $150.0 million, none of which was drawn upon at such date.

         Between 1990 and 1993, American Business Finance Corporation ("ABFC"), an indirect subsidiary of ABFS, sold approximately $1.7 million in principal amount of subordinated debt which mature at varying times between October 1997 and September 1998. In December 1993, the Company ceased selling subordinated debt through ABFC. As of September 30, 1997, ABFC had approximately $908,000 of the subordinated debt outstanding.

         In addition, during the three months ended September 30, 1997, ABFS sold $17.3 million in principal amount of subordinated debt (including redemptions and repurchases by investors), pursuant to registered public offerings with maturities ranging between one day and ten years. As of September 30, 1997, ABFS had approximately $69.2 million of subordinated debt outstanding (excluding the debt of ABFC). The proceeds of such sales of debt have been used to fund general operating and lending activities. The Company intends to meet its obligations to repay such debt as it matures with income generated through its lending activities and funds generated from repayment of outstanding loans. The repayment of such obligations should not adversely affect the Company's operations.

         The Company's subsidiaries have an aggregate $50.0 million Interim Warehouse and Security Agreement with Prudential Securities Realty Funding Corporation. In July 1997, the Company and certain of its subsidiaries obtained a $100.0 million warehouse credit facility from a syndicate of banks led by Chase Manhattan Bank/Texas Commerce Bank National Association ("TCB"). Under this warehouse facility, the Company may obtain advances, subject to certain conditions, including sublimits, based upon the type of collateral securing the advance. The Company's obligations under the TCB warehouse facility are collateralized by certain pledged loans and leases and other collateral related thereto. The TCB warehouse facility also requires the Company to meet certain financial ratios and contains restrictive covenants, including covenants limiting loans to and transactions with affiliates, the incurrence of additional debt, and the types of investments that can be made by the Company and its subsidiaries. The TCB warehouse facility has a term of two years. At September 30, 1997, neither of these credit facilities was being utilized.

         The Company is currently discussing the possibility of obtaining additional lines of credit with other lenders and providers of credit.

         As of September 30, 1997, the Company had $39.2 million of debt scheduled to mature during the twelve months ending September 30, 1998 which was comprised of maturing subordinated debt. The Company currently expects to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the Company's current use of securitizations to fund loan growth, the Company is also dependent upon other borrowings to fund a portion of its operations. As a result, the Company intends to continue to utilize debt financing to fund its operations in the future.

         From time to time, the Company considers potential acquisitions of related businesses or assets which could have a material impact upon the Company's results of operations and liquidity position. See Footnote 3 of the Notes to Consolidated Financial Statements for information regarding the Company's acquisition of New Jersey Mortgage and Investment Corp. completed on October 1, 1997.

         The Company leases certain of its facilities under a five-year operating lease expiring in January 2003 at a minimum annual rental of approximately $700,000. The lease contains a renewal option for an additional period at increased annual rental.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K - None

(a)      Exhibits

S-B Exhibit
  Number            Description of Exhibit
-----------         ----------------------
10.1                1997 Non-Employee Director Stock Option Plan
                    (including form of Option Agreement)
10.2                Amended and Restated Stock Option Plan
10.3                Amendment One to Anthony J. Santilli, Jr.'s Employment
                    Agreement
10.4                Amendment One to Beverly Santilli's Employment Agreement
27                  Financial Data Schedule

(b)      Reports on form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE:     November 14, 1997           BY: /s/ David M. Levin
     ----------------------               ---------------------------------
                                          David M. Levin
                                          Senior Vice President and
                                          Chief Financial Officer