Form 10-Q
period 1997-12-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1998-02-17
CIK 772349

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB



(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 0-22474

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
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

As of February 1, 1998, there were 3,523,406 shares of the registrants Common Stock issued and outstanding.

Transitional Small Business Disclosure Format      Yes _____   No  __X__

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 31, 1997

                                      INDEX




                                                                                                                           Page
Part I     Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets.......................................................................................2
           Consolidated Statements of Operations.............................................................................3
           Consolidated Statement of Stockholders' Equity....................................................................4
           Consolidated Statements of Cash Flows.............................................................................5
           Notes to Consolidated Financial Statements........................................................................7

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.............................9

Part II    Other Information................................................................................................18

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

                         PART I - FINANCIAL INFORMATION


ITEM 1- FINANCIAL STATEMENTS

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             ASSETS

                                                                  December 31,        June 30,
                                                                     1997              1997
                                                                  ------------    -------------
                                                                  (Unaudited)
Cash and cash equivalents                                         $  4,333,367     $    501,936
Loans and lease receivables - net
         Available for sale                                         85,591,691       35,711,821
         Other                                                       3,704,227        1,143,566
Other receivables                                                   61,898,022       39,644,161
Prepaid expenses                                                     2,343,401        1,181,654
Property and equipment - net                                         5,644,254        2,863,345
Other assets                                                        33,505,372       18,430,049
                                                                  ------------     ------------
               Total assets                                       $197,020,334     $103,988,532
                                                                  ============     ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Debt                                                           $142,469,642     $ 56,486,229
   Accounts payable and accrued expenses                             7,648,730        6,081,630
   Deferred income taxes                                             8,002,858        4,630,981
   Other liabilities                                                 2,799,818        5,877,664
                                                                  ------------     ------------
              Total liabilities                                    160,921,048       73,076,504
                                                                  ------------     ------------

STOCKHOLDERS' EQUITY
    Preferred stock,  no par value
         Authorized 1,000,000 shares
         Issued and outstanding - none


    Common stock,  par value $.001
         Authorized 9,000,000 shares
         Issued and outstanding 3,523,406 at December 31, and
              3,503,166 at June 30                                       3,523            3,503
    Additional paid-in capital                                      23,255,957       22,669,477
    Retained earnings                                               13,439,838        8,839,080
                                                                  ------------     ------------
                                                                    36,695,805       31,508,557
    Less note receivable                                               600,032          600,032
                                                                  ------------     ------------

    Total stockholder's equity                                      36,099,286       30,912,028
                                                                  ------------     ------------

    Total liabilities and stockholder's equity                    $197,020,334     $103,988,532
                                                                  ============     ============

See notes to consolidated financial statements

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                           Six Months Ended
                                                    December 31,                                 December 31,
                                        -------------------------------------- -------------------------------------------
                                               1997                1996                  1997                  1996
                                        -----------------     ----------------     -----------------     -----------------
REVENUES
     Gain on sale of loans                   $ 6,584,289        $ 3,774,594          $15,105,678          $ 7,855,444
     Interest and fees                         5,074,707          1,228,056            7,379,074            2,363,284
     Servicing income                            454,811            221,113              835,124              295,782
     Other income                                117,664             13,153              117,869               14,131
                                             -----------        -----------          -----------          -----------
          Total Revenue                       12,231,471          5,236,916           23,437,745           10,528,641
                                             -----------        -----------          -----------          -----------

EXPENSES
     Interest                                  3,076,500          1,109,184            4,936,301            2,150,843
     Provision for credit losses                 132,986             15,235              163,873               22,850
     Payroll and related costs                 1,016,501            322,438            1,867,200              521,049
     Sales and marketing                       3,049,103          1,477,284            5,373,606            2,846,537
     General and administrative                2,601,387            551,274            3,966,718            1,447,952
                                             -----------        -----------          -----------          -----------
          Total Expenses                       9,876,477          3,475,415           16,307,698            6,989,231
                                             -----------        -----------          -----------          -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                             2,354,994          1,761,501            7,130,047            3,539,410

PROVISION FOR INCOME TAXES                       800,698            616,814            2,424,216            1,239,082
                                             -----------        -----------          -----------          -----------
NET INCOME                                   $ 1,554,296        $ 1,144,687          $ 4,705,831          $ 2,300,328
                                             ===========        ===========          ===========          ===========

EARNINGS PER COMMON SHARE
     Basic                                   $      0.44        $      0.49          $      1.34          $      0.98
                                             ===========        ===========          ===========          ===========
     Diluted                                 $      0.42        $      0.47          $      1.28          $      0.94
                                             ===========        ===========          ===========          ===========




See notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)


                                                               Common Stock
                                                               ------------
                                                        Additional                                             Total
                             Number of                    Paid-In       Retained             Notes         Stockholders'
                              Shares        Amount        Capital       Earnings          Receivable           Equity
                              ------        ------        -------       --------          ----------           ------
BALANCE                    3,503,166      $   3,503     $ 22,669,477     $  8,839,080     $ (600,032)     $ 30,912,028
July 1, 1997

Cash dividends
  ($.03 per share)                                                          (105,073)                         (105,073)

Shares issued for
   Acquisition                 20,240            20         499,980                                            500,000

Non employee
  Options                                                    86,500                                             86,500

Net income                                                                  4,705,831                        4,705,831
                           ---------      ---------     ------------     ------------     ----------      ------------
BALANCE
December 31, 1997          3,523,406      $   3,523     $ 23,255,957     $ 13,439,838     $ (600,032)     $ 36,099,286
                           =========      =========     ============     ============     ==========      ============




See notes to consolidated financial statements.

             AMERICAN BUSINESS FINANCIAL SERVICES, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                            December  31,
                                                                             -------------------------------------------
                                                                                    1997                    1996
                                                                             --------------------    -------------------
Cash flows from operating activities
   Net Income                                                                  $   4,704,418              $   1,155,641
   Adjustments to reconcile net income to net
      cash (used) provided by operating
      Activities
   Gain on sales of loans/leases                                                 (17,583,166)                (4,373,235)
   Amortization of origination fees and costs                                         40,380                     86,321
   Amortization of deferred servicing rights                                         582,229                     51,643
   Amortization of goodwill                                                          261,381                       --
   Amortization of deferred expenses                                                  28,641                       --
   Amortization of financing and organization costs                                  328,166                    127,933
   Depreciation and amortization of
     Property and equipment                                                          566,699                    106,980
   Loans expensed                                                                       --                         --
   Provision for credit losses                                                       981,603                    300,000
   Accounts written off                                                             (206,075)                   (50,443)
   Loans originated for sale                                                    (132,081,371)               (20,880,727)
   Proceeds of loans and leases sold                                              99,996,008                 26,676,311
   Increase in accrued interest and fees on
     Loan and lease receivables                                                     (761,337)                   (44,809)
   Decrease (increase) in other receivables                                        5,363,314                 (1,083,286)
   Increase in prepaid expenses                                                     (450,224)                (1,134,877)
   Decrease (increase) in other assets                                              (697,652)                   299,466
   Increase in accounts payable and accrued expenses                               1,284,332                  1,154,427
   Increase in deferred  income taxes                                                274,085                    622,268
   Increase (decrease) in other liabilities                                       (3,220,594)                   295,107
                                                                               -------------              -------------

      Net cash provided by (used in) operating activities                        (38,389,163)                 3,308,720
                                                                               -------------              -------------


Cash flows from investing activities

   Leases originated for portfolio                                               (24,139,658)                (2,091,191)
   Loan and lease payments received                                                4,451,544                    856,130
   Purchase of property and equipment                                             (1,950,369)                  (231,783)
   Decrease in securitization gain receivable                                        891,939                       --
   Principal receipts on investments                                                 289,178                     16,245
   Initial overcollateralization of loans                                         (2,000,000)                      --
   Purchase of subsidiary                                                        (11,000,000)                      --
   Cash acquired upon purchase of subsidiary                                       1,414,905                       --
   Sale of investments                                                             5,000,000                       --
                                                                               -------------              -------------

      Net cash used in investing activities                                      (27,042,461)                (1,450,599)
                                                                               -------------              -------------


           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                -------------------------------------------
                                                                                       1997                    1996
                                                                                --------------------    -------------------
Cash flows from financing activities
   Financing costs incurred                                                            (795,317)                (244,368)
   Net proceeds of (principal payments on)
      Revolving lines of credit                                                      42,376,103               (2,348,465)
   Record fair value options granted                                                     86,500                     --
   Dividends paid                                                                      (105,073)                 (35,297)
   Principal payments on capital lease obligation                                       (38,257)                    --
   Principal payments on note payable, other                                               --                       (104)
   Proceeds from issuance of subordinated debentures                                 35,508,262                5,945,884
   Principal payments on subordinated debentures                                    (12,281,163)              (1,708,450)
                                                                                   ------------             ------------
      Net cash provided by financing activities                                      64,751,055                1,609,200
                                                                                   ------------             ------------

      Net increase (decrease) in cash and cash equivalents                             (680,569)               3,467,321
      Cash and cash equivalents, beginning of period                                  5,013,936                5,345,269
                                                                                   ------------             ------------

      Cash and cash equivalents, end of period                                        4,333,367                8,812,590
                                                                                   ============             ============

Supplemental disclosures of cash flow information
    Cash paid during the period for:
              Interest                                                             $  3,213,387             $    888,622
                                                                                   ------------             ------------
              Income taxes                                                         $     50,000             $       --
                                                                                   ------------             ------------

Noncash transaction recorded in connection with the sale of
    Loans receivable
         Increase in other receivables, securitization gains                       $ 21,142,019             $  5,563,603
         Increase in other assets - Mortgage servicing rights                         3,826,321                  574,210
                                                                                   ------------             ------------
                                                                                   $ 24,968,340             $  6,137,813
                                                                                   ------------             ------------

Noncash transactions recorded in connection with Reclassification of loan and lease receivable

         Increase in loans receivable-other                                        $     18,500             $       --
                                                                                   ------------             ------------

         Increase in other assets                                                  $    160,546             $       --
                                                                                   ------------             ------------

         Decrease in debt                                                          $   (482,231)            $       --
                                                                                   ------------             ------------

         Decrease in other receivables                                             $   (206,300)            $       --
                                                                                   ------------             ------------

Noncash transactions recorded in connection with the purchase of wholly owned subsidiary

        Stock issued                                                                    500,000                     --
        Goodwill                                                                      5,597,766                     --
                                                                                   ------------             ------------
                                                                                   $  6,097,766             $       --
                                                                                   ------------             ------------

See notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc.
         (ABFS) and its wholly-owned subsidiaries, collectively the "Company". The result of operations of New Jersey Mortgage and Investment Corp. and Subsidiaries are included since October 1, 1997, the date of acquisition. All significant inter-company transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       ACQUISITION

         Effective October 1, 1997, the Company acquired all of the outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consisted of an initial payment of $11.0 million and issuance of 20,240 shares of ABFS common stock, and includes contingent payments of up to $9.0 million in the future if NJMIC achieves certain performance targets. On October 1, 1997, NJMIC had total assets of $18.5 million, liabilities of $18.7 million, including subordinated debt of $9.9 million, and stockholders' deficit of $200,000. The acquisition of NJMIC was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the fair values at the date of acquisition. The fair value of NJMIC's assets approximated the liabilities assumed and accordingly, the majority of the purchase price was recorded as goodwill. Any contingent payments will result in an increase in the amount of recorded goodwill.

3.       DEBT

         Debt is summarized as follows:

                  Warehouse lines of credit                    $  49,114,422
                  Subordinated debentures (a)                     79,326,839
                  Subordinated debentures (b)                        661,721
                  Subordinated debentures (c)                      6,579,667
                  Senior subordinated note (d)                     3,000,000
                  Notes payable - acquisition                      3,380,029
                  Capitalized lease obligations                      406,964
                                                               -------------
                                                               $ 142,469,642
                                                               =============


         (a) Represents aggregate sales made pursuant to total public offerings of debentures. These debentures mature during the period of January 1998 through December 2007 and are subordinate to all of the Company's Senior Indebtedness.

         (b) Represents aggregate sales made pursuant to a prior public offering of debentures. These debentures mature during the period January 1998 through October 1998 and are subordinate to all of the Company's Senior Indebtedness. Payment of principal and interest is guaranteed by ABC, but such guarantee is subordinate to ABC's Senior Indebtedness.

         (c) Represents aggregate sales made pursuant to a prior private offering of debentures. These debentures mature during the period March 1998 through May 2002 and are subordinate to all of the Company's Indebtedness.

         (d) Represents a senior subordinated note due July 1, 2002 and is subordinate to all of the Company's Senior Indebtedness.

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

GENERAL

         ABFS is a financial services company operating primarily in the eastern region of the United States. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets ("Business Purpose Loans"), non-conforming mortgage loans typically to credit impaired borrowers, secured by first and second mortgages on single-family residences ("Home Equity Loans") and conforming and jumbo loans secured by first mortgages on one-to four-unit residential properties ("First Mortgage Loans"). The Company also originates small ticket leases and, to a lesser extent, middle market leases for the acquisition of business equipment ("Equipment Leases").

ACQUISITION

         Effective October 1, 1997, the Company acquired all of the outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consisted of an initial payment of $11.0 million and issuance of 20,240 shares of ABFS common stock, and includes contingent payments of up to $9.0 million in the future if NJMIC achieves certain performance targets. On October 1, 1997, NJMIC had total assets of $18.5 million, liabilities of $18.7 million, including subordinated debt of $9.9 million, and stockholders' deficit of $200,000. The acquisition of NJMIC was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the fair values at the date of acquisition. The fair value of NJMIC's assets approximated the liabilities assumed and accordingly, the majority of the purchase price was recorded as goodwill. Any contingent payments will result in an increase in the amount of recorded goodwill.

         NJMIC is a full-service diversified residential lender, which directly and through its subsidiary offers a broad range of loan and lease products, including Home Equity Loans, First Mortgage Loans and Equipment Leases. Historically, NJMIC originated loans for sale to third parties with servicing released. The Company intends that NJMIC will continue to originate First Mortgage Loans for sale in the secondary market, and the Home Equity Loans originated by NJMIC will be securitized and sold pursuant to the Company's current securitization program. Loans originated by NJMIC are secured by properties located in 15 states. Such loans are originated through its network of six branch sales offices and three satellite offices located in eight states. Home Equity Loan customers primarily include credit-impaired borrowers, while borrowers on its First Mortgage Loans are generally borrowers with favorable credit histories.

         Through its subsidiary, Federal Leasing Corp. ("FLC"), NJMIC originates Equipment Leases throughout the United States. Such leases are generally sold through securitizations with servicing retained. ABFS intends to continue to securitize these leases in the future subject to economic and market conditions.

BALANCE SHEET INFORMATION

         Total assets increased $93.0 million, or 89.4%, to $197.0 million at December 31, 1997 from $104.0 million at June 30, 1997 due primarily to increases in loans and leases available for sale, other receivables and other assets. Loans and leases available for sale increased $49.9 million, or 139.8%, from $35.7 million at June 30, 1997 to $85.6 million at December 31, 1997 representing $167.8 million of loan and lease originations, of which $50.1 million was originated by NJMIC, partially offset by sales and securitizations of loans and leases.

         Interest only and residual strips created in connection with the Company's securitizations, the primary component of other receivables, increased $21.2 million, or 56.5%, to $58.7 million at December 31, 1997 from $37.5 million at June 30, 1997 as the Company completed a $100.0 million loan securitization. Other assets increased $15.1 million, or 82.1%, to $33.5 million at December 31, 1997 from $18.4 million at June 30, 1997 due primarily to the recording of $15.7 million of goodwill in connection with the acquisition of NJMIC and an increase in mortgage servicing rights of $3.2 million obtained in connection with the Company's loan securitization offset by a $5.0 million decrease in investments held for sale.

         Total liabilities increased $87.8 million, or 120.1%, to $160.9 million at December 31, 1997 from $73.1 million at June 30, 1997 due primarily to an increase in outstanding debt and to a lesser extent, increases in accounts payable and accrued expenses and deferred income taxes, offset by a reduction in other liabilites. The increase in debt of $86.0 million was due to net sales of subordinated debt, utilization of the Company's warehouse lines and other debt incurred in connection with the acquisition of NJMIC. At December 31, 1997, the Company had $89.6 million of subordinated debt outstanding, including $9.6 million assumed in connection with the acquisition of NJMIC. The Company maintains two warehouse facilities for a total of $150 million, of which $49.1 million was drawn upon at December 31, 1997. The Company's ratio of total debt to equity at December 31, 1997 was 3.9:1 compared to 1.8:1 at June 30, 1997. See "--Liquidity and Capital Resources."

         Accounts payable and accrued expenses increased $1.5 million, or 24.6%, to $7.6 million at December 31, 1997 from $6.1 million at June 30, 1997 due to growth in the Company's lending and leasing activities resulting in larger accruals for interest expense and other operating expenses. Deferred income taxes increased $3.4 million, or 73.9%, to $8.0 million at December 31, 1997 from $4.6 million at June 30, 1997 due to tax accruals on the Company's income for the six months ended December 31. Other liabilities decreased $3.1 million, or 52.5%, to $2.8 million at December 31, 1997 from $5.9 million at June 30, 1997 due primarily to a reduction of loans in process of $3.2 million.

         Stockholders' equity increased $5.2 million to $36.1 million at December 31, 1997 from $30.9 million at June 30, 1997, due to net income for the six months ended December 31, 1997 of $4.7 million and the issuance of $500,000 of ABFS common stock in connection with the purchase of NJMIC, partially offset by dividends paid.

Results of Operations

         During the six months ended December 31, 1997, the Company experienced record levels of total revenues and net income as a result of increases in originations and the dollar amount of loans securitized.

         The Company's securitization strategy requires the Company to build an inventory of loans over time. As a result the Company may experience fluctuations in operating results as a consequence of incurring costs and expenses in a fiscal period prior to the fiscal period in which the securitization is consummated. As such, the results of operations for a given period may not be indicative of results for subsequent comparable periods. In addition, as a result of the Company's securitization strategy, the Company may operate on a negative operating cash flow basis, which could negatively impact the Company's results of operations during such periods.

         The Company's growth strategy is dependent upon its ability to increase its loan volume through geographic expansion. The implementation of this strategy will depend in large part on a variety of factors outside the control of the Company, including, but not limited to, the Company's ability to obtain adequate financing on favorable terms and to profitably securitize its loans on a regular basis and continue to expand in the face of increasing competition. The failure of any of these factors could impair the Company's ability to successfully implement its growth strategy, which could adversely affect the Company's results of operations and financial condition.

         Total Revenues. Total revenues increased $12.9 million, or 122.9%, to $23.4 million for the six months ended December 31, 1997 from $10.5 million for the six months ended December 31, 1996. Total revenues increased $7.0 million, or 134.6%, to $12.2 million for the three months ended December 31, 1997 from $5.2 million for the three months ended December 31, 1996. The increases in total revenues were the result of gains on sale of loans through securitization as well as an increase in interest and fees earned due to growing levels of loan and lease production.

         Gain on Sale of Loans. Gain on sale of loans increased $7.3 million, or 93.6%, to $15.1 million for the six months ended December 31, 1997 from $7.8 million for the six months ended December 31, 1996. Gain on sale of loans increased $2.9 million, or 78.4%, to $6.6 million for the three months ended December 31, 1997 from $3.7 million for the three months ended December 31, 1996. The increases were the result of sales of $23.1 million of "Business Purpose Loans and $76.9 million of Home Equity Loans through a securitization in September 1997, including a pre-funded portion of $40.0 million which was completed in December 1997, as compared to the sale of $16.1 million of Business Purpose Loans and $23.9 million of Home Equity Loans through a securitization in September 1996. During the six months ended December 31, 1997, the Company recognized a gain of $14.7 million (representing the fair value of the interest only and residual strips of $17.6 million less $2.9 million of costs associated with the transaction) on the Company's funding of the $100.0 million of loans sold pursuant to the securitization described above.

         Interest and Fees. Interest and fee income increased $5.0 million, or 208.3%, to $7.4 million for the six months ended December 31, 1997 from $2.4 million for the six months ended December 31, 1996. Interest and fee income increased $3.8 million, or 292.3%, to $5.1 million for the three months ended December 31, 1997 from $1.3 million for the three months ended December 31, 1996. The increases in interest and fee income were the result of an increase in the amount of loans and leases originated and retained in the Company's portfolio prior to securitization.

         Interest income consists primarily of interest income the Company earns on loans and leases held in its portfolio. Interest income increased $2.5 million, or 131.6%, to $4.4 million for the six months ended December 31, 1997 from $1.9 million for the six months ended December 31, 1996. Interest income increased $1.7 million, or 170.0%, to $2.7 million for the three months ended December 31, 1997 from $1.0 million for the three months ended December 31, 1996. The increases were attributable to increased originations of Business Purpose Loans, Home Equity Loans and Equipment Leases. Of the increases noted, $1.0 million was attributable to loans and leases originated by NJMIC.

         During the six months ended December 31, 1997, the Company originated approximately $23.2 million of Business Purpose Loans, $121.8 million of Home Equity Loans, and $22.8 million of Equipment Leases. During the six months ended December 31, 1996, the Company originated $17.8 million of Business Purpose Loans, $30.2 million of Home Equity Loans, and $3.8 million of Equipment Leases.

         Fee income, includes primarily premium and points earned when loans are closed, funded and immediately sold to unrelated third party purchasers, and ancillary fees collected on loan originations. Fee income increased $1.9 million, or 271.4%, to $2.6 million for the six months ended December 31, 1997 from $700,000 for the six months ended December 31, 1996. Fee income increased $1.6 million, or 400.0%, to $2.0 million for the three months ended December 31, 1997 from $400,000 for the three months ended December 31, 1996. The increases in fee income, of which $1.3 million is attributable to NJMIC, were due to an increase in ancillary fees collected in connection with increased loan originations.

         Servicing Income. Servicing income increased $539,000, or 182.1%, to $835,000 for the six months ended December 31, 1997 from $296,000 for the six months ended December 31, 1996. Servicing income increased $234,000, or 105.9%, to $455,000 for the three months ended December 31, 1997 from $221,000 for the three months ended December 31, 1996. The increases were the result of the increase in the Company's loan and lease portfolio serviced from $103.9 million at December 31, 1996 to $344.9 million at December 31, 1997.

         Total Expenses. Total expenses increased $9.3 million, or 132.9%, to $16.3 million for the six months ended December 31, 1997 from $7.0 million for the six months ended December 31, 1996. Total expenses increased $6.4 million, or 182.9%, to $9.9 million for the three months ended December 31, 1997 from $3.5 million for the three months ended December 31, 1996. As described in more detail below, these increases were a result of increased interest attributable to the Company's continued sale of subordinated debt and increases in payroll, sales and marketing, and general and administrative expenses related to increased loan and lease originations. Of the increases noted, $1.3 million was attributable to expenses of NJMIC.

         Interest Expense. Interest expense increased $2.7 million, or 122.7%, to $4.9 million for the six months ended December 31, 1997 from $2.2 million for the six months ended December 31, 1996. Interest expense increased $1.8 million, or 150.0%, to $3.0 million for the three months ended December 31, 1997 from $1.2 million for the three months ended December 31, 1996. The increases were primarily attributable to an increase in the amount of the Company's subordinated debt outstanding during the periods, the proceeds of which were used to fund the Company's increased loan and lease originations and the purchase of NJMIC, and increased utilization of warehouse facilities. Average subordinated debt outstanding was $75.1 million during the six months ended December 31, 1997 compared to $38.8 million during the six months ended December 31, 1996. Average interest rates paid on the subordinated debt increased to 9.30% from 8.89% for the comparable six-month periods as a result of the higher rates offered during the first two quarters of fiscal 1998 in order to attract additional funds. Interest expense on lines of credit utilized by the Company for the six months ended December 31, 1997 was $1.0 million, compared to $24,000 for the six months ended December 31, 1996. The increase was due to the higher utilization of warehouse lines of credit to fund loan and lease originations.

         Provision for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, economic conditions and credit and collateral considerations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provisions will not be required. The allowance is increased through the provision for credit losses. The Company had an allowance for credit losses of $3.4 million at December 31, 1997 as compared to $1.8 million at June 30, 1997. The provision for credit losses was $1.0 million (includes a $200,000 provision related to the Company loan and lease portfolio and a $800,000 provision related to the Company's securitizations) for the six months ended December 31, 1997 as compared to $400,000 (includes a $23,000 provision related to the Company's loan and lease portfolio and a $377,000 provision related to the Company's securitizations) for the six months ended December 31, 1996. The ratio of the allowance for credit losses to net loan and lease receivables serviced was 1.00% at December 31, 1997 and at June 30, 1997. Total delinquencies were $11.4 million at December 31, 1997 as compared to $3.8 million at June 30, 1997. The Company's loans and leases delinquent more than 30 days as a percentage of the total portfolio serviced (the "delinquency rate") was 3.30% at December 31, 1997 as compared to 2.15% at June 30, 1997. The increase in the delinquency rate was attributable to the maturation of the Company's total managed portfolio which was $344.9 million at December 31, 1997 and $176.7 million at June 30, 1997.

         Payroll and Related Costs. Payroll and related costs increased $1.4 million, or 264.7%, to $1.9 million for the six months ended December 31, 1997 from $521,000 for the six months ended December 31, 1996. Payroll and related costs increased $695,000, or 241.6%, to $1.1 million for the three months ended December 31, 1997 from $322,000 for the three months ended December 31, 1996. The increases were due to an increase in the number of administrative employees as a result of the Company's growth in loan and lease originations, as well as an increase in loans and leases serviced. Management anticipates that these expenses will continue to increase in the future as the Company's geographic expansion continues.

         Sales and Marketing Expenses. Sales and marketing expenses increased $2.6 million, or 92.9%, to $5.4 million for the six months ended December 31, 1997 from $2.8 million for the six months ended December 31, 1996. Sales and marketing expenses increased $1.7 million, or 121.4%, to $3.1 million for the three months ended December 31, 1997 from $1.4 million for the three months ended December 31, 1996. The increases were attributable to greater usage of newspaper, direct mail and television advertising related to the Company's originations of loans and leases. Subject to market conditions, the Company plans to continue to expand its service area throughout the United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $2.5 million, or 166.7%, to $4.0 million for the six months ended December 31, 1997 from $1.5 million for the six months ended December 31, 1996. General and administrative expenses increased $2.0 million, or 371.9%, to $2.6 million for the three months ended December 31, 1997 from $551,000 for the three months ended December 31, 1996. The increases were primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and loan servicing experienced during the fiscal 1998.

         Income Taxes. Income taxes increased $1.2 million, or 100.0%, to $2.4 million for the six months ended December 31, 1997 from $1.2 million for the six months ended December 31, 1996. Income taxes increased $184,000, or 29.8%, to $801,000 for the three months ended December 31, 1997 from $617,000 for the three months ended December 31, 1996. The increases were due to increases in income before taxes.

         Net Income. Net income increased $2.4 million or 104.3%, to $4.7 million for the six months ended December 31, 1997 from $2.3 million for the six months ended December 31, 1996. Basic earnings per common share increased to $1.34 on weighted average common shares outstanding of 3,510,426 for the six months ended December 31, 1997 compared to $.98 per share on weighted average common shares outstanding of 2,353,166 for the six months ended December 31, 1996. Fully diluted earnings per common share increased to $1.28 on weighted average common shares outstanding of 3,663,584 for the six months ended December 31, 1997 compared to $.94 per share on weighted average common shares outstanding of 2,438,279 for the six months ended December 31, 1996.

         Net income increased $400,000 or 36.4%, to $1.5 million for the three months ended December 31, 1997 from $1.1 million for the three months ended December 31, 1996. Basic earnings per common share decreased to $.44 on weighted average common shares outstanding of 3,517,686 for the three months ended December 31, 1997 compared to $.49 per share on weighted average common shares outstanding of 2,353,166 for the three months ended December 31, 1996. Fully diluted earnings per common share decreased to $.42 on weighted average common shares outstanding of 3,683,167 for the three months ended December 31, 1997 compared to $.47 per share on weighted average common shares outstanding of 2,461,619 for the three months ended December 31, 1996. The decreases in earnings per common share was attributed to a 50% increase in the weighted average shares outstanding resulting from an underwritten public offering of 1,150,000 shares of the Company's common stock during the third quarter of fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to fund its loans principally through (i) the securitization and sales of loans which it originates, (ii) the sale of the Company's registered subordinated debentures, (iii) institutional debt financing, and (iv) retained earnings. In addition the Company has utilized the capital market to sell additional common stock. The Company's cash requirements include the funding of loan originations, payment of interest expense, funding of over-collaterization requirements in connection with its securitizations, operating expenses and capital expenditures.

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

         The Company also relies on borrowings such as its subordinated debt and warehouse credit facilities or lines of credit to fund its operations. At December 31, 1997, the Company had a total of $89.6 million of subordinated debt outstanding including $9.6 million and $700,000 issued by NJMIC and American Business Finance Corporation ("ABFC"), respectively, and available credit facilities and lines of credit totaling $150.0 million, of which $49.1 million was drawn upon at such date.

         Effective October 1, 1997, ABFS assumed $9.9 million of subordinated debt previously issued by NJMIC. Of this amount, $9.6 million was outstanding at December 31, 1997 and included maturity dates ranging from March 1998 to July 2002. In addition, during the six months ended December 31, 1997, ABFS sold $35.1 million in principal amount of subordinated debt (including redemptions and repurchases by investors), pursuant to a registered public offering with maturities ranging between one day and ten years. As of December 31, 1997, ABFS had approximately $89.5 million of subordinated debt outstanding. The proceeds of such sales of debt have been used to fund general operating and lending activities. The Company intends to meet its obligations to repay such debt as it matures with income generated through its lending activities and funds generated from repayment of outstanding loans. The repayment of such obligations should not adversely affect the Company's operations.

         The Company's subsidiaries have an aggregate $50.0 million Interim Warehouse and Security Agreement with Prudential Securities Realty Funding Corporation. In July 1997, the Company and certain of its subsidiaries obtained a $100.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N. A. ("CBT"). The facility has a term of two years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in the Company's Form 10-KSB for the year ended June 30, 1997 (File No. 000-22474) for additional information on this credit facility. At December 31, 1997, a total of $49.1 million of these credit facilities was utilized.

         The Company is currently discussing the possibility of obtaining additional lines of credit with other lenders and providers of credit.

         As of December 31, 1997, the Company had $94.7 million of debt scheduled to mature during the twelve months ending December 31, 1998 which was comprised of maturing subordinated debt, warehouse facilities and other debt incurred in connection with the acquisition of NJMIC. The Company currently expects to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. The Company intends to continue to utilize debt financing to fund its operations in the future.

         From time to time, the Company considers potential acquisitions of related businesses or assets, which could have a material impact upon the Company's results of operations and liquidity position.

         The Company leases certain of its facilities under a five-year operating lease expiring in January 2003 at a minimum annual rental of approximately $700,000. The lease contains a renewal option for an additional period at increased annual rental. The Company also leases a facility in Roseland, New Jersey which functions as the headquarters for NJMIC and its subsidiaries at an annual rental cost of approximately $248,690. The current lease term expires on July 31, 1998 and contains two renewal options for additional terms of five years. In addition, the Company leases branch offices on a short-term basis in various cities throughout the United States.
The leases for the branch offices are not material to the Company's operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On October 23, 1997, a class action suit was filed in the Superior Court of New Jersey at Docket No. L-12066-97 against NJMIC by Alfred G. Roscoe on behalf of himself and others similarly situated. Mr. Roscoe is seeking certification that the action may be maintained as a class action as well as unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleges that NJMIC violated New Jersey's Mortgage Financing on Real Estate Law, N.J.S.A. 46:10A-1 et seq. by requiring him and other borrowers to pay or reimburse NJMIC for attorneys' fees and costs in connection with loans made to them by NJMIC. Mr. Roscoe further asserts that NJMIC's alleged actions violated New Jersey's Consumer Fraud Act, N.J.S.A. 56:8-1, et seq. and constitute common law fraud and deceit. NJMIC intends to vigorously defend this suit.

         Pursuant to the terms of the Agreement for Purchase and Sale of Stock of NJMIC between the Company and the former shareholders of NJMIC, such former shareholders are required to indemnify the Company up to $16.0 million in connection with any losses related to, caused by or arising from NJMIC's failure to comply with applicable law to the extent such losses exceed $100,000. Such former shareholders have agreed to defend the Company in this suit.

         Additionally, from time to time, the Company is involved as plaintiff or defendant in various other legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders (the "Meeting") was held on December 16, 1997. The following is a description of the matters submitted to stockholders for their approval at the Meeting and the votes cast with respect thereto:

     Proposal                                                     Votes Cast
     --------                                                     ----------
                                                                      Broker
                                                    For             Withheld       Non-Votes
                                                    ---             --------       ---------
I.   Election of Directors:

     Anthony J. Santilli (one year term)         3,286,827           52,453            0
     Richard Kaufman (one year term)             3,286,830           52,450            0
     Leonard Becker (two year term)              3,286,830           52,450            0
     Michael DeLuca (three year term)            3,286,830           52,450            0
     Harold E. Sussman (three year term)         3,286,830           52,450            0



     Proposal                                                             Votes Cast
     --------                                                             ----------
                                                                                       Broker
                                                    For           Against             Abstain            Non-Votes
                                                    ---           -------             --------           ---------
II.  To (a) approve amendments to the
     Company's Amended and Restated Stock
     Option Plan ("Stock Option Plan")
     which (i) increase the number of
     shares issuable under the Stock
     Option Plan by 185,000 shares to
     560,000 shares; and (ii) limit the
     amount of options which may be
     awarded to any individual under the
     Stock Option Plan to 75% of the
     shares reserved for issuance under
     the Stock Option Plan; and (b) ratify
     the class of employees which may
     receive shares pursuant to the Stock
     Option Plan.                                 2,313,725         57,420               32,540              935,595

III.    To approve the 1997 Non-Employee
        Director Stock Option Plan.               2,312,202         58,337               33,146              935,595

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

     Exhibit
     Number                         Description of Exhibit
     ------                         ----------------------

       27                           Financial Data Schedule

(b)       Reports on Form 8-K:

         On October 31, 1997, the Company filed a current report on Form 8-K to report the acquisition of NJMIC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: February 13, 1998              BY: /s/ David M. Levin
     ----------------------              ---------------------------------------
                                             David M. Levin
                                             Senior Vice President and
                                             Chief Financial Officer