Form 10-Q
period 1998-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1998-05-14
CIK 772349

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


Commission File Number:  0-22474
                         --------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            87-0418807
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

111 Presidential Boulevard, Bala Cynwyd, PA                        19004
-------------------------------------------                        -----
(Address of principal executive offices)                         (Zip Code)

                                 (610) 668-2440
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X       No
       ---          ---

As of May 1, 1998, there were 3,523,406 shares of the registrants Common Stock issued and outstanding.


Transitional Small Business Disclosure Format      Yes      No     X
                                                       ---        ---

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           FORM 10-QSB - March 31, 1998

                                      INDEX


                                                                           Page
Part I     Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets........................................2
           Consolidated Statements of Operations..............................3
           Consolidated Statement of Stockholders' Equity.....................4
           Consolidated Statements of Cash Flows..............................5
           Notes to Consolidated Financial Statements.........................7

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................9

Part II    Other Information.................................................17

           Item 1.    Legal Proceedings
           Item 2.    Changes in Securities
           Item 3.    Defaults upon Senior Securities
           Item 4.    Submission of Matters to a Vote of Security Holders
           Item 5.    Other Information
           Item 6.    Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1- FINANCIAL STATEMENTS
----------------------------

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                              March 31,                June 30,
                                                                                1998                     1997
                                                                                -----                    ----
                                                                             (Unaudited)

Cash and cash equivalents                                                   $  4,474,423             $  5,013,936

Loans and lease receivables - net
         Available for sale                                                   93,786,406               35,711,821

         Other                                                                 4,054,079                1,143,566

Other receivables                                                             79,997,521               39,644,161

Prepaid expenses                                                               5,346,234                1,181,654

Property and equipment - net                                                   6,290,498                2,863,345

Other assets                                                                  35,268,037               18,430,049
                                                                            ------------             ------------

         Total assets                                                       $229,217,198             $103,988,532
                                                                            ============             ============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

LIABILITIES
   Debt                                                                     $162,226,525             $ 56,486,229
   Accounts payable and accrued expenses                                      13,586,113                6,081,630
   Deferred income taxes                                                       7,780,330                4,630,981
   Other liabilities                                                           6,266,674                5,877,664
                                                                            ------------             ------------

              Total liabilities                                              189,859,642               73,076,504
                                                                            ------------             ------------

STOCKHOLDERS' EQUITY
    Preferred stock,  par value $.001
         Authorized 1,000,000 shares
         Issued and outstanding - none                                                --                       --

    Common stock,  par value $.001
         Authorized 9,000,000 shares
         Issued and outstanding 3,523,406 at March 31, 1998 and
         3,503,166 at June 30, 1997                                                3,523                    3,503
    Additional paid-in capital                                                23,255,957               22,669,477
    Retained earnings                                                         16,698,108                8,839,080
                                                                            ------------             ------------
                                                                              39,957,588               31,512,060
    Less note receivable                                                         600,032                  600,032
                                                                            ------------             ------------

    Total stockholders' equity                                                39,357,556               30,912,028
                                                                            ------------             ------------

    Total liabilities and stockholders' equity                              $229,217,198             $103,988,532
                                                                            ============             ============

See notes to consolidated financial statement.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                              Three Months Ended                    Nine Months Ended
                                                   March 31,                             March 31,
                                        ------------------------------        ------------------------------
                                            1998               1997               1998               1997
                                        -----------        -----------        -----------        -----------
REVENUES
     Gain on sale of loans              $10,427,033        $ 7,107,645        $25,532,711        $14,963,089
     Interest and fees                    4,224,584          1,528,358         11,603,658          3,891,642
     Servicing income                       581,007            196,160          1,416,131            491,942
     Other income                            36,906              4,382            154,775             18,513
                                        -----------        -----------        -----------        -----------

          Total Revenue                  15,269,530          8,836,545         38,707,275         19,365,186
                                        -----------        -----------        -----------        -----------

EXPENSES
     Interest                             3,035,427          1,451,126          7,971,728          3,601,969
     Provision for credit losses            296,614             18,335            460,487             41,185
     Payroll and related costs            1,795,656            556,796          3,662,856          1,077,845
     Sales and marketing                  2,811,446          2,402,856          8,185,052          5,249,393
     General and administrative           2,126,662          1,099,801          6,093,380          2,547,753
                                        -----------        -----------        -----------        -----------

          Total Expenses                 10,065,805          5,528,914         26,373,503         12,518,145
                                        -----------        -----------        -----------        -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                        5,203,725          3,307,631         12,333,772          6,847,041

PROVISION FOR INCOME TAXES                1,892,604          1,157,382          4,316,820          2,396,464
                                        -----------        -----------        -----------        -----------

NET INCOME                              $ 3,311,121        $ 2,150,249        $ 8,016,952        $ 4,450,577
                                        ===========        ===========        ===========        ===========

EARNINGS PER COMMON SHARE
     Basic                              $      0.94        $      0.73        $      2.28        $      1.75
                                        ===========        ===========        ===========        ===========
     Diluted                            $      0.90        $      0.69        $      2.19        $      1.66
                                        ===========        ===========        ===========        ===========







See notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1998
                        --------------------------------
                                   (UNAUDITED)

                           Common Stock
                      -------------------------
                                                     Additional                                                Total
                      Number of                       Paid-In           Retained        Notes               Stockholders'
                       Shares            Amount       Capital           Earnings      Receivable               Equity
                       ------            ------       -------           --------      ----------               ------
BALANCE               3,503,166          $3,503      $22,669,477       $ 8,839,080    $ (600,032)           $30,912,028
July 1, 1997

Cash dividends
  ($.045 per                                                              (157,924)                            (157,924)
     share)

Shares issued for
   Acquisition           20,240              20          499,980                                                500,000
Non-employee
  Options                                                 86,500                                                 86,500

Net income                                                               8,016,952                            8,016,952
                      ---------          ------      -----------       -----------    ----------            -----------
BALANCE
March  31, 1998       3,523,406          $3,523      $23,255,957       $16,698,108    $ (600,032)           $39,357,556
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

             AMERICAN BUSINESS FINANCIAL SERVICES, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                 -------------------------------------
                                                                      1998                    1997
                                                                 ------------              -----------
Cash flows from operating activities
   Net Income                                                    $  8,016.952            $    4,450,577
   Adjustments to reconcile net income to net
     cash used in operating activities
   Gain on sales of loans/leases                                  (29,976,347)              (15,666,664)

   Amortization of origination fees and costs                          61,661                   267,576

   Amortization of deferred servicing rights                        1,000,440                   295,101

   Amortization of goodwill                                           522,762                      --

   Amortization of deferred expenses                                   54,409                      --

   Amortization of financing and organization costs                   529,291                   441,329

   Depreciation and amortization of
     property and equipment                                         1,015,439                   356,647
   Provision for credit losses                                      2,193,762                   723,000
   Accounts written off                                              (351,755)                  (50,064)
   Loans originated for sale                                     (233,617,709)              (89,228,069)
   Proceeds of loans and leases sold                              204,996,008                87,167,675
   Increase in accrued interest and fees on
     loan and lease receivables                                    (1,479,893)                 (932,781)
   Decrease in other receivables                                    3,717,280                   316,211
   Increase in prepaid expenses                                    (3,453,057)               (1,768,660)
   Decrease (increase) in other assets                               (439,115)                  256,072
   Increase in accounts payable and accrued expenses                7,221,715                 3,206,214
   Increase in deferred  income taxes                               2,250,143                 2,396,020
   Increase in other liabilities                                      246,262                 2,246,961
                                                                 ------------              ------------

      Net cash used in operating activities                       (37,491,752)               (5,522,855)
                                                                 ------------              ------------


Cash flows from investing activities

   Leases originated for portfolio                                (47,436,330)               (6,154,282)
   Loan and lease payments received                                 8,768,823                 3,297,512
   Purchase of property and equipment                              (3,045,353)               (1,017,551)
   Decrease in securitization gain receivable                       2,336,268                      --
   Principal receipts on investments                                  313,731                    56,868
   Initial overcollateralization of loans                          (3,575,000)               (3,450,000)
   Purchase of subsidiary                                         (11,000,000)                     --
   Cash acquired upon purchase of subsidiary                        1,414,905                      --
   Sale of investments                                              5,000,000                      --
                                                                 ------------              ------------
      Net cash used in investing activities                       (47,222,956)               (7,267,453)
                                                                 ------------              ------------



See notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                        --------------------------------------
                                                                             1998                      1997
                                                                        ------------              ------------
Cash flows from financing activities
   Financing costs incurred                                               (1,186,052)                 (761,249)
   Net proceeds of (principal payments on)
      revolving lines of credit                                           47,733,006                (2,348,465)
   Record fair value options granted                                          86,500                      --
   Dividends paid                                                           (157,924)                 (105,892)
   Principal payments on capital lease obligation                            (73,061)                     --
   Principal payments on note payable, other                                    --                     (18,459)
   Proceeds from issuance of subordinated debentures                      57,151,885                22,731,381
   Principal payments on subordinated debentures                          (7,012,877)
                                                                                                   (19,379,159)
   Proceeds of public offering-net of related costs                             --                  20,738,928
                                                                        ------------              ------------
      Net cash provided by financing activities                           84,175,195                33,223,367
                                                                        ------------              ------------

      Net increase (decrease) in cash and cash equivalents                  (539,513)               20,433,059
      Cash and cash equivalents, beginning of period                       5,013,936                 5,345,269
                                                                        ------------              ------------

      Cash and cash equivalents, end of period                          $  4,474,423              $ 25,778,328
                                                                        ============              ============

Supplemental  disclosures of cash flow  information
      Cash paid during the period for:
              Interest                                                  $  7,287,823              $  2,193,098
                                                                        ------------              ------------
              Income taxes                                              $     50,000              $       --
                                                                        ------------              ------------

Noncash transaction recorded in connection with the sale of
    loans receivable
         Increase in other receivables, securitization gains            $ 38,912,802              $ 15,877,367
         Increase in other assets
              Foreclosed real estate held for sale                              --                     134,280
              Other holdings held for sale                                      --                     131,617
              Transfer from loans and leases, other                             --                     479,019
              Mortgage servicing rights                                    7,264,453                 4,814,850
                                                                        ------------              ------------
                                                                        $ 46,177,255              $ 21,437,133
                                                                        ------------              ------------

Noncash transactions recorded in connection with reclassification of loan and lease receivable

         Increase in loans receivable-other                             $     18,500              $       --
                                                                        ------------              ------------

         Increase in other assets                                       $ (1,012,433)             $       --
                                                                        ------------              ------------

         Decrease in debt                                               $   (593,074)             $       --
                                                                        ------------              ------------

         Decrease in other receivables                                  $   (206,300)             $       --
                                                                        ------------              ------------

Noncash transactions recorded in connection with the purchase of wholly-owned subsidiary

        Stock issued                                                         500,000                      --
        Goodwill                                                           5,597,766                      --
                                                                        ------------              ------------
                                                                        $  6,097,766              $       --
                                                                        ------------              ------------

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc.
         (ABFS) and its direct and indirect wholly-owned subsidiaries, collectively the "Company". The results of operations of New Jersey Mortgage and Investment Corp. and Subsidiaries are included effective October 1, 1997, the date of acquisition. All significant inter-company transactions and balances have been eliminated.

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

2.       ACQUISITION

         Effective October 1, 1997, the Company acquired all of the issued and outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consisted of an initial payment of $11.0 million and issuance of 20,240 shares of ABFS common stock, and includes contingent payments of up to $9.0 million in the future if NJMIC achieves certain performance targets. On October 1, 1997, NJMIC had total assets of $18.5 million, liabilities of $18.7 million, including subordinated debt of $9.9 million, and stockholders' deficit of $200,000. The acquisition of NJMIC was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the fair values at the date of acquisition. The fair value of NJMIC's assets approximated the liabilities assumed and accordingly, the majority of the purchase price was recorded as goodwill. Any contingent payments will result in an increase in the amount of recorded goodwill.

3.       DEBT

         Debt is summarized as follows:

                  Warehouse lines of credit                $  54,714,917
                  Subordinated debentures (a)                 94,035,332
                  Subordinated debentures (b)                    491,722
                  Subordinated debentures (c)                  6,586,800
                  Senior subordinated note (d)                 3,000,000
                  Notes payable - acquisition                  3,025,594
                  Capitalized lease obligations                  372,160
                                                           -------------
                                                           $ 162,226,525
                                                           =============

         (a) Represents aggregate net sales made pursuant to public offerings of debentures. These debentures mature during the period of April 1998 through March 2008 and are subordinate to all of the Company's senior indebtedness.

         (b) Represents aggregate net sales made pursuant to a prior public offering of debentures by a subsidiary. These debentures mature during the period April 1998 through October 1998 and are subordinate to all of the Company's senior indebtedness. Payment of principal and interest is guaranteed by ABC but such guarantee is subordinate to ABC's senior indebtedness.

         (c) Represents aggregate sales made pursuant to a prior private offering of debentures by NJMIC. These debentures mature during the period April 1998 through May 2002 and are subordinate to all of the Company's indebtedness.

         (d) Represents a senior subordinated note due July 1, 2002 and is subordinate to all of NJMIC's senior indebtedness.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   -------------------------

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

FORWARD LOOKING STATEMENTS
--------------------------

         When used in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "is planned", "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, but not limited to, changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, the Company's ability to implement its growth strategy and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

GENERAL
-------

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

ACQUISITION
-----------

         Effective October 1, 1997, the Company acquired all of the issued and outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consisted of an initial payment of $11.0 million and issuance of 20,240 shares of ABFS common stock, and includes contingent payments of up to $9.0 million in the future if NJMIC achieves certain performance targets. On October 1, 1997, NJMIC had total assets of $18.5 million, liabilities of $18.7 million, including subordinated debt of $9.9 million, and stockholders' deficit of $200,000. The acquisition of NJMIC was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the fair values at the date of acquisition. The fair value of NJMIC's assets approximated the liabilities assumed and accordingly, the majority of the purchase price was recorded as goodwill. Any contingent payments will result in an increase in the amount of recorded goodwill.

         NJMIC is a diversified residential lender, which directly and through its subsidiary offers a range of loan and lease products, including Home Equity Loans, First Mortgage Loans and Equipment Leases. Historically, NJMIC originated loans for sale to third parties with servicing released. The Company intends that NJMIC will continue to originate First Mortgage Loans for sale in the secondary market and that the majority of Home Equity Loans originated by NJMIC will be securitized and sold pursuant to the Company's current securitization program. NJMIC originates real estate secured loans in 15 states. Such loans are originated through NJMIC's eight state network of six branch sales offices and three satellite offices. Home Equity Loan customers primarily include credit-impaired borrowers, while borrowers on First Mortgage Loans are generally borrowers with favorable credit histories.

         Through its subsidiary, Federal Leasing Corp. ("FLC"), NJMIC originates Equipment Leases throughout the United States. Such leases are generally sold through securitizations with servicing retained. The Company intends to continue to securitize these leases in the future subject to economic and market conditions.

BALANCE SHEET INFORMATION
-------------------------

         Total assets increased $125.2 million, or 120.4%, to $229.2 million at March 31, 1998 from $104.0 million at June 30, 1997 due primarily to increases in loans and leases available for sale, other receivables and other assets.

         Loans and leases available for sale increased net $58.1 million, or 162.7%, from $35.7 million at June 30, 1997 to $93.8 million at March 31, 1998 representing $304.9 million of loan and lease originations, of which $97.3 million was originated by NJMIC, partially offset by sales and securitizations of loans and leases of $.

         Interest only and residual strips created in connection with the Company's securitizations, the primary component of other receivables, increased $39.1 million, or 104.2%, to $76.6 million at March 31, 1998 from $37.5 million at June 30, 1997 as the Company completed $205.0 million in loan securitizations. Other assets increased $16.9 million, or 91.8%, to $35.3 million at March 31, 1998 from $18.4 million at June 30, 1997 due primarily to the recording of $15.7 million of goodwill in connection with the acquisition of NJMIC and to a net increase in mortgage servicing rights of $6.3 million obtained in connection with the Company's loan securitizations, offset by a $5.0 million decrease in investments held for sale.

         Total liabilities increased $116.8 million, or 159.8%, to $189.9 million at March 31, 1998 from $73.1 million at June 30, 1997 due primarily to an increase in outstanding debt and to a lesser extent, increases in accounts payable and accrued expenses and deferred income taxes. The increase in debt of $105.7 million was due to net sales of subordinated debt, utilization of the Company's warehouse lines and other debt incurred in connection with the acquisition of NJMIC. At March 31, 1998, the Company had $104.1 million of subordinated debt outstanding, including $9.6 million assumed in connection with the acquisition of NJMIC. The Company maintains two warehouse facilities for a total of $160.0 million, of which $54.7 million was drawn upon at March 31, 1998. The Company's ratio of total debt to equity at March 31, 1998 was 4.1:1 compared to 1.8:1 at June 30, 1997. See "Liquidity and Capital Resources."

         Accounts payable and accrued expenses increased $7.5 million, or 123.0%, to $13.6 million at March 31, 1998 from $6.1 million at June 30, 1997 due to growth in the Company's lending and leasing activities resulting in larger accruals for interest expense and other operating expenses. Deferred income taxes increased $3.2 million, or 70.0%, to $7.8 million at March 31, 1998 from $4.6 million at June 30, 1997 due to tax accruals on the Company's income for the nine months ended March 31, 1998.

         Stockholders' equity increased $8.4 million to $39.4 million at March 31, 1998 from $30.9 million at June 30, 1997 due to net income of $8.0 million for the nine months ended March 31, 1998 and the issuance of $500,000 of ABFS common stock in connection with the purchase of NJMIC, partially offset by dividends paid of $158,000.

Results of Operations

         During the nine months ended March 31, 1998, the Company experienced record levels of total revenues and net income as a result of increases in originations and the dollar amount of loans securitized.

         The Company's securitization strategy requires the Company to build an inventory of loans over time. As a result, the Company may experience fluctuations in operating results as a consequence of incurring costs and expenses in a fiscal period prior to the fiscal period in which the securitization is consummated. As such, the results of operations for a given period may not be indicative of results for subsequent comparable periods. In addition, as a result of the Company's securitization strategy, the Company may operate on a negative operating cash flow basis, which could negatively impact the Company's results of operations during such periods.

         The Company's growth strategy is dependent upon its ability to increase its loan volume through geographic expansion and further penetration of its existing markets. The implementation of this strategy will depend in large part on a variety of factors outside the control of the Company, including, but not limited to, the Company's ability to obtain adequate financing on favorable terms, profitably securitize its loans on a regular basis and continue to expand in the face of increasing competition. The failure of any of these factors could impair the Company's ability to successfully implement its growth strategy, which could adversely affect the Company's results of operations and financial condition.

         Total Revenues. Total revenues increased $19.3 million, or 99.5%, to $38.7 million for the nine months ended March 31, 1998 from $19.4 million for the nine months ended March 31, 1997. Total revenues increased $6.5 million, or 73.9%, to $15.3 million for the three months ended March 31, 1998 from $8.8 million for the three months ended March 31, 1997. The increases in total revenues were the result of gains on sales of loans through securitization as well as an increase in interest and fees earned due to growing levels of loan and lease production.

         Gain on Sale of Loans. Gain on sale of loans increased $10.5 million, or 70.0%, to $25.5 million for the nine months ended March 31, 1998 from $15.0 million for the nine months ended March 31, 1997. Gain on sale of loans increased $3.3 million, or 46.5%, to $10.4 million for the three months ended March 31, 1998 from $7.1 million for the three months ended March 31, 1997. The increases were the result of sales of $39.1 million of Business Purpose Loans and $165.9 million of Home Equity Loans through securitizations in September 1997 and March 1998, as compared to the sale of $29.3 million of Business Purpose Loans and $57.9 million of Home Equity Loans through securitizations in September 1996 and March 1997. During the nine months ended March 31, 1998, the Company recognized a gain of $25.1 million (representing the fair value of the interest only and residual strips of $30.3 million less $5.2 million of costs associated with the transaction) on the Company's funding of the $205.0 million of loans sold pursuant to the securitizations described above.

         Interest and Fees. Interest and fee income increased $7.7 million, or 197.4%, to $11.6 million for the nine months ended March 31, 1998 from $3.9 million for the nine months ended March 31, 1997. Interest and fee income increased $2.7 million, or 18.0%, to $4.2 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. The increases in interest and fee income were the result of an increase in the amount of loans and leases originated and retained in the Company's portfolio prior to securitization.

         Interest income consists primarily of interest income the Company earns on loans and leases held in its portfolio. Interest income increased $3.8 million, or 115.2%, to $7.1 million for the nine months ended March 31, 1998 from $3.3 million for the nine months ended March 31, 1997. Interest income increased $1.3 million, or 92.9%, to $2.7 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. The increases were attributable to increased originations of Business Purpose Loans, Home Equity Loans and Equipment Leases. Of the increases noted, $2.1 million and $1.0 million were attributable to loans and leases originated by NJMIC during the nine months and three months ended March 31, 1998, respectively.

         During the nine months ended March 31, 1998, the Company originated approximately $37.8 million of Business Purpose Loans, $224.3 million of Home Equity Loans, and $44.8 million of Equipment Leases. During the nine months ended March 31, 1997, the Company originated $27.6 million of Business Purpose Loans, $57.8 million of Home Equity Loans, and $5.6 million of Equipment Leases. During the three months ended March 31, 1998, the Company originated approximately $14.6 million of Business Purpose Loans, $102.5 million of Home Equity Loans, and $22.0 million of Equipment Leases. During the three months ended March 31, 1997, the Company originated $9.8 million of Business Purpose Loans, $27.6 million of Home Equity Loans, and $1.8 million of Equipment Leases.

         Fee income, includes primarily premium and points earned when loans are closed, funded and immediately sold to unrelated third party purchasers and ancillary fees collected on loan originations. Fee income increased $3.9 million, or 650.0%, to $4.5 million for the nine months ended March 31, 1998 from $600,000 for the nine months ended March 31, 1997. Fee income increased $1.2 million, or 400.0%, to $1.5 million for the three months ended March 31, 1998 from $300,000 for the three months ended March 31, 1997. The increases in fee income, of which $2.1 million is attributable to NJMIC, were due to an increase in ancillary fees collected in connection with increased loan originations.

         Servicing Income. Servicing income increased $900,000 or 180.0%, to $1.4 million for the nine months ended March 31, 1998 from $500,000 for the nine months ended March 31, 1997. Servicing income increased $400,000 or 200.0% to $600,000 for the three months ended March 31, 1998 from $200,000 for the three months ended March 31, 1997. The increase was the result of the increase in the Company's loan and lease portfolio serviced from $138.0 million at March 31, 1997 to $441.7 million at March 31, 1998.

         Total Expenses. Total expenses increased $13.9 million, or 111.2%, to $26.4 million for the nine months ended March 31, 1998 from $12.5 million for the nine months ended March 31, 1997. Total expenses increased $4.6 million, or 83.6%, to $10.1 million for the three months ended March 31, 1998 from $5.5 million for the three months ended March 31, 1997. As described in more detail below, these increases were a result of increased interest attributable to the Company's continued sale of subordinated debt and increases in payroll, sales and marketing and general and administrative expenses related to increased loan and lease originations. Of the increases noted, $4.5 million and $3.2 million were attributable to expenses of NJMIC for the nine months and three months ended March 31, 1998, respectively.

         Interest Expense. Interest expense increased $4.4 million, or 122.2%, to $8.0 million for the nine months ended March 31, 1998 from $3.6 million for the nine months ended March 31, 1997. Interest expense increased $1.5 million, or 100.0%, to $3.0 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. The increases were primarily attributable to an increase in the amount of the Company's subordinated debt outstanding during the periods, the proceeds of which were used to fund the Company's increased loan and lease originations and the purchase of NJMIC, and to increased utilization of warehouse facilities. Average subordinated debt outstanding was $92.1 million during the nine months ended March 31, 1998 compared to $41.5 million during the nine months ended March 31, 1997. Average interest rates paid on the subordinated debt increased to 9.42% from 9.04% for the comparable nine month periods as a result of the higher rates offered during the first three quarters of fiscal 1998 in order to attract additional funds and higher rate subordinated debt acquired through the purchase of NJMIC. Interest expense on lines of credit utilized by the Company for the nine months ended March 31, 1998 was $2.4 million, compared to $504,000 for the nine months ended March 31, 1997. The increase was due to the higher utilization of warehouse lines of credit to fund loan and lease originations.

         Provision for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including, but not limited to, economic conditions and credit and collateral considerations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provisions will not be required. The allowance is increased through the provision for credit losses. The Company had an allowance for credit losses of $4.5 million at March 31, 1998 as compared to $1.8 million at June 30, 1997. The provision for credit losses was $2.2 million (including a $460,000 provision related to the Company loan and lease portfolio and a $1.8 million provision related to the Company's securitizations) for the nine months ended March 31, 1998 as compared to $723,000 (including a $41,000 provision related to the Company's loan and lease portfolio and a $682,000 provision related to the Company's securitizations) for the nine months ended March 31, 1997. The ratio of the allowance for credit losses to net loan and lease receivables serviced was 1.00% at March 31, 1998 and at June 30, 1997. Total delinquencies were $13.5 million at March 31, 1998 as compared to $3.8 million at June 30, 1997. The Company's loans and leases delinquent more than 30 days as a percentage of the total portfolio serviced (the "delinquency rate") was 3.06% at March 31, 1998 as compared to 2.15% at June 30, 1997. The increase in the delinquency rate was attributable to the maturation of the Company's total managed portfolio which was $441.7 million at March 31, 1998 and $176.7 million at June 30, 1997.

         Payroll and Related Costs. Payroll and related costs increased $2.6 million, or 236.4%, to $3.7 million for the nine months ended March 31, 1998 from $1.1 million for the nine months ended March 31, 1997. Payroll and related costs increased $1.2 million, or 215.4%, to $1.8 million for the three months ended March 31, 1998 from $557,000 for the three months ended March 31, 1997. The increases were due to an increase in the number of non-loan originating employees as a result of the Company's growth in loan and lease originations, including production by NJMIC, as well as an increase in loans and leases serviced. Management anticipates that these expenses will continue to increase in the future as the Company's expansion continues.

         Sales and Marketing Expenses. Sales and marketing expenses increased $3.0 million, or 57.7%, to $8.2 million for the nine months ended March 31, 1998 from $5.2 million for the nine months ended March 31, 1997. Sales and marketing expenses increased $400,000, or 16.7%, to $2.8 million for the three months ended March 31, 1998 from $2.4 million for the three months ended March 31, 1997. The increases were attributable to greater usage of newspaper, direct mail and television advertising related to the Company's originations of Home Equity Loans, Business Purpose Loans and Equipment Leases. Subject to market conditions, the Company plans to continue to expand its service area throughout the eastern United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $3.6 million, or 144.0%, to $6.1 million for the nine months ended March 31, 1998 from $2.5 million for the nine months ended March 31, 1997. General and administrative expenses increased $1.0 million, or 90.9%, to $2.1 million for the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997. The increases were primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and servicing experienced during fiscal 1998.

         Income Taxes. Income taxes increased $1.9 million, or 79.2%, to $4.3 million for the nine months ended March 31, 1998 from $2.4 million for the nine months ended March 31, 1997. Income taxes increased $700,000, or 58.3%, to $1.9 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997. The increases were due to increases in income before taxes.

         Net Income. Net income increased $5.5 million, or 80.9%, to $12.3 million for the nine months ended March 31, 1998 from $6.8 million for the nine months ended March 31, 1997. Basic earnings per common share increased to $2.28 on weighted average common shares outstanding of 3,514,690 for the nine months ended March 31, 1998 compared to $1.75 per share on weighted average common shares outstanding of 2,550,429 for the nine months ended March 31, 1997. Fully diluted earnings per common share increased to $2.19 on weighted average common shares outstanding of 3,667,646 for the nine months ended March 31, 1998 compared to $1.66 per share on weighted average common shares outstanding of 2,676,513 for the nine months ended March 31, 1997.

         Net income increased $1.1 million, or 50.0%, to $3.3 million for the three months ended March 31, 1998 from $2.2 million for the three months ended March 31, 1997. Basic earnings per common share increased to $.94 on weighted average common shares outstanding of 3,523,406 for the three months ended March 31, 1998 compared to $.73 per share on weighted average common shares outstanding of 2,953,722 for the three months ended March 31, 1997. Fully diluted earnings per common share increased to $.90 on weighted average common shares outstanding of 3,688,516 for the three months ended March 31, 1998 compared to $.69 per share on weighted average common shares outstanding of 3,095,815 for the three months ended March 31, 1997.

         The increase in weighted average shares outstanding is primarily attributable to an underwritten public offering of 1,150,000 shares of the Company's common stock during the third quarter of fiscal 1997.

LIQUIDITY AND CASH RESOURCES
----------------------------

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

         The Company continues to rely significantly on securitizations to generate cash proceeds for the repayment of debt and to fund its ongoing operations. As a result of the terms of the securitizations, the Company will receive less cash flow from the portfolios of loans securitized than it would otherwise receive absent securitizations. Additionally, pursuant to the terms of the securitizations, the Company will act as the servicer of the loans and in that capacity will be obligated to advance funds in certain circumstances which may create greater demands on the Company's cash flow than either selling loans or maintaining a portfolio of loans.

         Subject to economic, market and interest rate conditions, the Company intends to continue to implement additional securitizations of its loan portfolios and may in the future securitize its lease portfolio. Any delay or impairment in the Company's ability to securitize its loans, as a result of market conditions or otherwise, could adversely affect the Company's results of operations.

         The Company also relies on borrowings such as its subordinated debt and warehouse credit facilities or lines of credit to fund its operations. At March 31, 1998, the Company had a total of $104.1 million of subordinated debt outstanding, including $9.6 million and $492,000 issued by NJMIC and American Business Finance Corporation ("ABFC"), respectively, and available credit facilities and lines of credit totaling $160.0 million, of which $54.7 million was drawn upon at such date.

         Effective October 1, 1997, ABFS assumed $9.9 million of subordinated debt previously issued by NJMIC. Of this amount $9.6 million was outstanding at March 31, 1998 and included maturity dates ranging from April 1998 to July 2002. In addition, during the nine months ended March 31, 1998, ABFS sold $38.5 million in principal amount of subordinated debt (including redemptions and repurchases by investors), pursuant to a registered public offering with maturities ranging between one day and ten years. As of March 31, 1998 ABFS had approximately $93.7 million of subordinated debt outstanding. The proceeds of such sales of debt have been used to fund general operating and lending activities. The Company intends to meet its obligation to repay such debt as it matures with income generated through its lending activities and funds generated from repayment of outstanding loans and through continued debt financing. The repayment of such obligations should not adversely affect the Company's operations.

         The Company's subsidiaries have an aggregate $50.0 million Interim Warehouse and Security Agreement with Prudential Securities Realty Funding Corporation. In July 1997, the Company and certain of its subsidiaries obtained a $110.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N. A. ("CBT"). The facility has a term of two years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in the Company's Form 10-KSB for the year ended June 30, 1997 (File No. 000-22474) for additional information on this credit facility. At March 31, 1998, a total of $54.7 million of these credit facilities was utilized.

         The Company is currently discussing the possibility of obtaining additional lines of credit with other lenders and providers of credit.

         As of March 31, 1998, the Company had $108.9 million of debt scheduled to mature during the twelve months ending March 31, 1999 which was comprised of maturing subordinated debt, warehouse facilities and other debt incurred in connection with the acquisition of NJMIC. The Company currently expects to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. The Company intends to continue to utilize debt financing to fund its operations in the future.

         From time to time, the Company considers potential acquisitions of related businesses or assets, which could have a material impact upon the Company's results of operations and liquidity position.

         The Company leases its corporate headquarters facilities under a five-year operating lease expiring in January 2003 at a minimum annual rental of approximately $700,000. The lease contains a renewal option for an additional period at increased annual rental. The Company also leases a facility in Roseland, New Jersey which functions as the loan production headquarters for NJMIC and its subsidiaries at an annual rental cost of approximately $250,000. The current lease term expires on July 31, 1998 and contains two renewal options for additional terms of five years each at increased annual rental. In addition, the Company leases branch offices on a short-term basis in various cities throughout the United States. The leases for the branch offices are not material to the Company's operations.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K - None

(a)      Exhibits


      27.1         Financial Data Schedule

      27.2 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.3 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.4 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.5 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.6 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.7 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.8 Financial Data Schedule restating EPS in light of the implementation of FASB 128

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: May 13, 1998             BY: /s/ David M. Levin
      ------------             -------------------------------------------------
                               David M. Levin
                               Senior Vice President and Chief Financial Officer

                                  Exhibit Index


   Exhibit No.     Description of Exhibit
   -----------     ----------------------
      27.1         Financial Data Schedule

      27.2 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.3 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.4 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.5 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.6 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.7 Financial Data Schedule restating EPS in light of the implementation of FASB 128

      27.8 Financial Data Schedule restating EPS in light of the implementation of FASB 128