Form 10-K405
period 1998-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1998-09-21
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended June 30, 1998

[    ]   Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

       For the transition period from _______________ to ________________

                  Commission File No. 000-22474
                                      ---------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
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

                             Common Stock, par value
                                 $.001 per share
                                 ---------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]   YES                  [      ]   NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $60,986,692.

         The aggregate market value of the 1,386,725 shares of common stock, $.001 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of September 17, 1998 was $20.8 million.

         The number of shares outstanding of the Registrant's sole class of Common Stock as of September 18, 1998 was 3,523,406 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE:


Part III -- Proxy Statement for 1998 Annual Meeting of Stockholders

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

                  General

                  American Business Financial Services, Inc. ("ABFS" or the "Company") is a financial services company operating primarily in the eastern region of the United States. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets ("Business Purpose Loans"), non-conforming mortgage loans typically to credit-impaired borrowers, secured by mortgages on single-family residences ("Home Equity Loans") and conforming and jumbo loans secured by first mortgages on one to four unit residential properties ("First Mortgage Loans"). The Company also originates small ticket leases (generally $5,000 to $250,000) and to a lesser extent, middle market leases (generally $250,001 to $1.0 million) for the acquisition of business equipment ("Equipment Leases"). In addition, the Company has entered into exclusive business arrangements with several financial institutions pursuant to which the Company will purchase Home Equity Loans that do not meet the underwriting guidelines of the selling institution but that do meet the Company's underwriting criteria (the "Bank Alliance Program").

                  The Company's customers currently consist primarily of two groups. The first category of customers includes credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations that have historically provided loans only to individuals with favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit characteristics and/or unverifiable income and respond favorably to the Company's marketing efforts. The second category of customers includes borrowers who would qualify for loans from traditional lending sources but elect to utilize the Company's products and services. The Company's experience has indicated that these borrowers are attracted to the Company's loan products as a result of its marketing efforts, the personalized service provided by the Company's staff of highly trained lending officers and the timely response to loan requests. Historically, both categories of customers have been willing to pay the Company's origination fees and interest rates which are generally higher than those charged by traditional lending sources. The

Company also markets First Mortgage Loans to borrowers with favorable credit histories. The Company's lease customers are typically small businesses or proprietorships with less than 100 employees with favorable credit histories.

                  The Company was incorporated in Delaware in 1985, began operations in 1988 and initially offered Business Purpose Loans. The Company currently originates Business Purpose Loans through a retail network of salespeople in Pennsylvania, Delaware, New Jersey, New York, Virginia, Maryland, Connecticut and Ohio. The Company focuses its marketing efforts on small businesses who do not meet all of the credit criteria of commercial banks and small businesses that the Company's research indicates are predisposed to using the Company's products and services.

                  The Business Purpose Loans originated by the Company are secured by real estate. In substantially all cases, the Company receives additional collateral in the form of, among other things, personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets, as available. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 5.0% to 6.0%. The weighted average interest rate received on the Business Purpose Loans originated by the Company was 15.96% for the year ended June 30, 1998. Business Purpose Loans typically have significant prepayment fees which the Company believes tend to extend the average life of such loans and make these loans more attractive products to securitize. The Business Purpose Loans securitized in the Company's last two securitizations had a weighted average loan-to-value ratio (based solely upon the real estate collateral securing the loans) of 60.5% at the time of securitization.

                  The Company's strategy for expanding its business purpose lending program focuses on motivating borrowers through the investment in retail marketing and sales efforts rather than on emphasizing discounted pricing or a reduction in underwriting standards. The Company utilizes a proprietary training program involving extensive and on-going training of its loan officers. The Company originated $52.3 million of Business Purpose Loans for the year ended June 30, 1998. See "--Lending and Leasing Activities --Business Purpose Lending."

                  ABFS entered the Home Equity Loan market in 1991. The Company originates Home Equity Loans primarily to credit-impaired borrowers through retail marketing which includes telemarketing operations, direct mail, radio and television advertisements. The Company currently originates Home Equity Loans primarily in Pennsylvania, New Jersey, New York, Delaware, Maryland, Maine, Virginia, West Virginia, Georgia, North Carolina, South Carolina, Florida, Connecticut, Illinois, Ohio, Indiana, Kentucky, Missouri, Mississippi, Michigan and Tennessee. The Company originated $328.1 million of Home Equity Loans during the year ended June 30, 1998. The weighted average interest rate on Home Equity Loans originated by the Company was 11.95% for the year ended June 30, 1998.

                  The Company initiated the Bank Alliance Program in fiscal 1996. The Company believes that the Bank Alliance Program is a unique method of increasing the Company's production of Home Equity Loans to credit-impaired borrowers. Currently, the Company has entered into agreements with eight financial institutions which provide the Company with the opportunity to underwrite, process and purchase Home Equity Loans generated by the branch networks of such institutions which consist of approximately 1,000 branches located in Pennsylvania, Delaware, New Jersey and Maryland. The Company is also negotiating with other financial institutions regarding their participation in the program. The Company intends to expand its Bank Alliance Program with financial institutions across the United States. See "--Lending and Leasing Activities -- Home Equity Lending."

                  ABFS began offering First Mortgage Loans in October 1997 in connection with its acquisition of New Jersey Mortgage and Investment Company ("NJMIC"). NJMIC has been originating mortgage loans since 1939. The Company originates First Mortgage Loans for sale in the secondary market with servicing released. The Company's first mortgage lending market area includes 29 states. The Company originated $33.7 million of First Mortgage Loans during the year ended June 30, 1998. See "-- Lending and Leasing Activities -- First Mortgage Lending."

                  ABFS began offering Equipment Leases in December 1994 to complement its business purpose lending program. The Company originates leases on a nationwide basis. The Company originated $70.5 million of Equipment Leases during the year ended June 30, 1998. The weighted average interest rate received on the Equipment Leases originated by the Company was 12.19% for the year ended June 30, 1998. In the past, the Company held all Equipment Leases originated in its lease portfolio to generate interest income. In fiscal 1998, the Company began securitizing its Equipment Lease portfolio. The Company intends to continue to securitize its Equipment Lease portfolio subject to market and economic conditions. See "--Lending and Leasing Activities."

                  From the inception of the Company's business in 1988 through June 30, 1998, the Company has experienced total net loan and lease losses of approximately $1.0 million. The Company's losses on its total loan and lease portfolio serviced totaled $667,000, $98,000 and $129,000, respectively, for the years ended June 30, 1998, 1997 and 1996. The Company's loans and leases delinquent over 30 days (excluding real estate owned) represented 3.01% of the total loan and lease portfolio serviced at June 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality."

                  The ongoing securitization of loans and leases is a central part of the Company's current business strategy. Through June 30, 1998, the Company had securitized an aggregate of $545.9 million of loans and leases, consisting of $129.4 million of Business Purpose Loans and $356.8 million of Home Equity Loans. In addition, during fiscal 1998, the Company securitized $59.7 million of Equipment Leases. The Company retains the servicing rights on its securitized loans and leases. See "--Securitizations."

                  In addition to securitizations, the Company funds its operations with subordinated debt that the Company markets directly to individuals from the Company's principal operating office located in Pennsylvania and branch offices located in Florida and Arizona. At June 30, 1998, the Company had $115.2 million in subordinated debt outstanding which was sold through public offerings. Such debt with a weighted average coupon of 9.35% and a weighted average maturity of 22.7 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                  The Company intends to continue to utilize funds generated from the securitization of loans and leases as well as the sale of subordinated debt to increase its loan and lease originations and to expand into new geographic markets, with an initial focus on the continued expansion in the southeastern and midwestern regions of the United States. See "--Lending and Leasing Activities -- Leasing Activities."

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

                  Subsidiaries

                  ABFS' only activity as of the date hereof has been: (i) acting as the holding company for its operating subsidiaries and (ii) raising capital for use in the Company's lending operations. ABFS is the parent holding company of American Business Credit, Inc. ("ABC") and its primary subsidiaries, HomeAmerican Credit, Inc. (d/b/a Upland Mortgage and referred to herein as "HAC" or "Upland"), Processing Service Center, Inc. ("PSC"), American Business Leasing, Inc. ("ABL"), ABC Holdings Corporation ("Holdings") and NJMIC and its subsidiary, Federal Leasing Corp. ("Federal") (the Company and its direct and indirect subsidiaries are collectively referred to herein as the "Company").

                  ABC, a Pennsylvania corporation incorporated in 1988 and acquired by the Company in 1993, originates, services and sells Business Purpose Loans. HAC, a Pennsylvania corporation incorporated in 1991, originates and sells Home Equity Loans. HAC acquired Upland Mortgage Corp. in 1996 and since such time has conducted business as "Upland Mortgage." Upland also purchases Home Equity Loans through the Bank Alliance Program. PSC processes Home Equity Loan applications for financial institutions as part of the Bank Alliance Program. Incorporated in 1994, ABL commenced operations in 1995 and originates and services Equipment Leases.

                  NJMIC, a New Jersey corporation organized in 1938 and acquired by the Company in October 1997, is currently engaged in the origination and sale of Home Equity Loans, as well as First Mortgage Loans. NJMIC originates loans secured by real estate located in 29 states. Such loans are originated through NJMIC's eight-state network of six branch sales offices and three satellite offices. NJMIC has been offering mortgage loans since 1939. Historically, NJMIC sold loans it originated in the secondary market with servicing released. The Company intends to continue to sell

First Mortgage Loans originated by NJMIC in the secondary market with servicing released. The Company intends to securitize Home Equity Loans originated by NJMIC pursuant to the Company's current securitization program.

                  NJMIC's wholly-owned subsidiary, Federal, is a Delaware corporation which was organized in 1974. Federal generally originates leases throughout the United States and sells such leases through securitizations and maintains the servicing on such leases.

                  Holdings, a Pennsylvania corporation, was incorporated in 1992 to hold properties acquired through foreclosure.

                  The Company's indirect subsidiaries, ABFS 1995-1, Inc., ABFS 1995-2, Inc., ABFS 1996-1, Inc., ABFS 1996-2, Inc., ABFS 1997-1, Inc., ABFS
1997-2, Inc., ABFS 1998-1, Inc., ABFS 1998-2, Inc., ABFS 1998 A-1, Inc., ABFS
1998 A-2, Inc., ABFS Finance LLC and ABFS Residual LLC, were incorporated to facilitate the Company's securitizations. Certain of such companies are Delaware investment holding companies. The stock of such subsidiaries is held by various subsidiaries of ABFS. In connection with the acquisition of NJMIC and Federal, the Company acquired FLC Financial Corp. and FLC II Financial Corp., the Delaware investment holding companies incorporated to facilitate the securitization of Federal's leases. The stock of such companies is held by Federal. None of these corporations engage in any business activity other than holding the subordinated certificate, if any, and the interest only and residual strips created in connection with the Company's securitizations. See "--Securitizations."

                  The following chart sets forth organizational structure of ABFS.1



           ----------------------------------------------------------
                                      ABFS
           ----------------------------------------------------------
                                (Holding Company)
                        (Issues subordinated debentures)
           ----------------------------------------------------------
                                       |
                                       |
                                       |
           ----------------------------------------------------------
                         AMERICAN BUSINESS CREDIT, INC.
           ----------------------------------------------------------
                (Originates and services Business Purpose Loans)
           ----------------------------------------------------------
                                       |
                                       |
                                       |
  ----------------------------------------------------------------------------------------------------------
                          HOME AMERICAN
      NEW JERSEY           CREDIT, INC.      PROCESSING SERVICE         AMERICAN                ABC
     MORTGAGE AND             d/b/a              CENTER, INC.           BUSINESS              HOLDINGS
   INVESTMENT CORP.           UPLAND                                  LEASING, INC.             CORP.
                            MORTGAGE 2
   ------------------    -----------------   ------------------     ----------------       -----------------
    (Originates and        (Originates,       (Processes Bank       (Originates and        (Holds foreclosed
    services First        purchases and      Alliance Program       services Equipment         real estate)
   Mortgage and Home      services Home      Home Equity Loans)         Leases)
     Equity Loans)        Equity Loans)
   ------------------    -----------------   -----------------      ----------------


   ------------------
        FEDERAL
     LEASING CORP.



   ------------------
      (Originates
    Equipment Leases)


   ------------------



-------------------

                  1 In addition to the corporations pictured above, the Company organized a special corporation for each of its securitizations. Such corporations are direct subsidiaries of ABFS.

                  2 Loans purchased by Upland represent loans acquired through the Bank Alliance Program.

                  Lending and Leasing Activities

                  General. The following table sets forth certain information concerning the loan and lease origination, purchase and sale activities of the Company for the years indicated. The Company did not originate First Mortgage Loans prior to October 1997.



                                               ----------------------------------------
                                                   1998         1997          1996
                                               ------------ ------------ --------------
                                                        (Dollars in Thousands)
                                               ----------------------------------------
Loans/Leases Originated/Purchased
   (Net of Refinances)
      Business Purpose Loans .................     $ 52,335      $ 38,721      $ 28,872
      Home Equity Loans ......................     $328,089      $ 91,819      $ 36,479
      First Mortgage Loans ...................     $ 33,671          --            --
      Equipment Leases .......................     $ 70,480      $  8,004      $  5,967
      Other Loans ............................         --        $     39      $    240
Number of Loans/Leases Originated/Purchased
      Business Purpose Loans .................          632           498           371
      Home Equity Loans ......................        5,292         1,791           772
      First Mortgage Loans ...................          218          --            --
      Equipment Leases .......................        3,350           743           530
      Other Loans ............................         --               8            52
Average Loan/Lease Size
      Business Purpose Loans .................     $     83      $     78      $     78
      Home Equity Loans ......................     $     62      $     51      $     47
      First Mortgage Loans ...................     $    154          --            --
      Equipment Leases .......................     $     21      $     11      $     11
      Other Loans ............................         --        $      5      $      5
Weighted Average Interest Rate on Loans/Leases
   Originated/Purchased
      Business Purpose Loans .................        15.96%        15.91%        15.83%
      Home Equity Loans ......................        11.95%        11.69%         9.94%
      First Mortgage Loans ...................         8.22%         --            --
      Equipment Leases .......................        12.19%        15.48%        17.22%
      Other Loans ............................         --           20.83%        24.50%
Weighted Average Term (in months)
      Business Purpose Loans .................          172           184           169
      Home Equity Loans ......................          244           218           194
      First Mortgage Loans ...................          340          --            --
      Equipment Leases .......................           49            40            42
      Other Loans ............................         --              59            50
Loans/Leases Sold
      Business Purpose Loans .................     $ 54,135      $ 38,083      $ 28,252
      Home Equity Loans ......................     $292,549      $ 80,734      $ 24,325
      First Mortgage Loans ...................     $ 29,910          --            --
      Equipment Leases .......................     $ 59,700      $   --        $  2,259
      Other Loans ............................         --        $     58      $  1,108
Number of Loans/Leases Sol
      Business Purpose Loans .................          629           497           378
      Home Equity Loans ......................        4,561         1,631           512
      First Mortgage Loans ...................          192          --            --
      Equipment Leases .......................        3,707          --             193
      Other Loans ............................         --               8           252
Weighted Average Rate on Loans/Leases
      Originated .............................        11.63%        13.09%        12.97%


         The following table sets forth information regarding the average loan-to-value ratios for loans originated by the Company during the periods indicated. The Company did not originate any First Mortgage Loans prior to October 1997.


                                                             Year Ended June 30,
                       Loan Type                   1998             1997                 1996
------------------------------------------     ------------    ---------------      --------------
Business Purpose Loans ...................        60.5%             60.0%               58.9%
Home Equity Loans ........................         76.6             72.0                 68.8
First Mortgage Loans .....................         79.9                                   --

                  The following table shows the geographic distribution of the Company's loan and lease originations and purchases during the periods indicated.


                                                   Year Ended June 30,
                     1998         %        1997        %       1996        %        1995        %
                   --------    ------   --------    ------   --------    ------   --------     ------
                                                              (Dollars in Thousands)

Pennsylvania .     $150,048     31.06%    53,834     38.85%  $ 33,324     46.57%  $ 17,913      46.57%
New Jersey ...      128,025     26.38     40,725     29.39     20,986     29.33     16,300      42.38
New York .....       54,907     11.31      8,343      6.02      7,417     10.36      1,534       3.99
Florida ......       23,905      4.93      3,670      2.65        674      0.94        149       0.39
Georgia ......       23,084      4.76     10,092      7.28        181      0.25         98       0.25
Virginia .....       13,138      2.71      5,469      3.95        104      0.15        111       0.29
California ...       12,709      2.62       --          --         --       --          --         --
Maryland .....       11,748      2.42      5,010      3.61      4,408      6.16      1,191       3.10
Delaware .....       10,823      2.23      3,117      2.25      2,724      3.81        481       1.25
Connecticut ..        5,964      1.23      2,005      1.45         87      0.12          5       0.01
North Carolina        5,144      1.06      4,245      3.06         78      0.11          6       0.02
Texas ........        6,430      1.33       --          --         --        --         --         --
Other ........       38,650      7.98      2,073      1.49      1,575      2.20        673       1.75
                   --------    ------   --------    ------   --------    ------   --------     ------
         Total     $484,575    100.00%  $138,583    100.00%  $ 71,558    100.00%  $ 38,461     100.00%
                   ========    ======   ========    ======   ========   ======   ========      ======


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

                  Business Purpose Loans generally range from $15,000 to $350,000 and had an average loan size of approximately $83,000 for the loans originated during the year ended June 30, 1998. Generally, Business Purpose Loans are made at fixed rates and for terms ranging from five to 15 years. Such loans generally have origination fees of 5.0% to 6.0% of the aggregate loan amount. For the year ended June 30, 1998, the weighted average interest rate received on such loans was 15.96% and the average loan-to-value ratio was 60.5% for the loans originated by the Company during such period. During the year ended June 30, 1998, the Company originated $52.3 million of Business Purpose Loans.
                  Generally, the Company computes interest due on its outstanding loans using the simple interest method. Where permitted by applicable law, a prepayment fee is imposed. Although prepayment fees imposed vary based upon applicable state law, the prepayment fees provided for in the Company's Business Purpose Loan documents generally amount to a significant portion of the outstanding loan balance. The Company believes that such prepayment terms tend to extend the average life of such loans and make such loans more attractive products to securitize. Whether a prepayment fee is imposed and the amount of such fee, if any, is negotiated between the Company and the individual borrower prior to consummation of the loan. See "-- Securitizations."

                  Home Equity Lending. The Company originates Home Equity Loans primarily to credit-impaired borrowers through Upland and NJMIC. Historically, Home Equity Loans originated and funded by the Company were sold to one of several third party lenders, at a premium and with servicing released. Currently, the Company builds portfolios of Home Equity Loans for the purpose of securitizing such loans.

                  Home Equity Loan applications are obtained from potential borrowers over the phone and in person. The loan request is then processed and closed. The loan processing staff generally provides its home equity borrowers with a loan approval within 24 hours and closes its Home Equity Loans within approximately seven to ten days of obtaining a loan approval.

                  Home Equity Loans generally range from $15,000 to $250,000 and had an average loan size of approximately $62,000 for the loans originated during the year ended June 30, 1998. Generally, Home Equity Loans are made at fixed rates of interest and for terms ranging from 5 to 30 years. Such loans generally have origination fees of approximately 2.0% of the aggregate loan amount. For the year ended June 30, 1998, the weighted average interest rate received on such loans was 11.95% and the average loan-to-value ratio was 76.6% for the loans originated by the Company during such period. During the year ended June 30, 1998, the Company originated $328.1 million of Home Equity Loans. The Company attempts to maintain its interest and other charges on Home Equity Loans competitive with the lending rates of other finance companies and banks. Where permitted by applicable law, a prepayment fee may be imposed and is generally charged to the borrower on the prepayment of a Home Equity Loan except in the event the borrower refinances a Home Equity Loan with the Company.

                  In fiscal 1996, Upland, in conjunction with PSC, implemented the Bank Alliance Program which is designed to provide an additional source of Home Equity Loans. The Bank Alliance Program targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines have generally provided mortgage financing only to the most credit-worthy borrowers. This program enables such financial institutions to originate loans to credit-impaired borrowers in order to achieve certain community reinvestment and to generate fee income objectives and subsequently sell such loans to Upland.

                  Under this program, a borrower who fails to meet a financial institution's underwriting guidelines will be referred to PSC which will process the loan application and underwrite the loan pursuant to Upland's underwriting guidelines. If the borrower qualifies under Upland's underwriting standards, the loan will be originated by the financial institution and subsequently sold to Upland.

                  Since the introduction of this program, agreements have been entered into with eight financial institutions which provide the Company with the opportunity to underwrite, process and purchase loans generated by the branch networks of such institutions which consist of approximately 1,000 branches located in Pennsylvania, Delaware, New Jersey and Maryland. During fiscal 1998, the Company purchased $22.3 million of loans pursuant to this program. The Company continues to market this program to other regional and national banking institutions. The Company is also negotiating with other financial institutions regarding their participation in the program.

                  First Mortgage Loans. In October 1997 in connection with its acquisition of NJMIC, the Company commenced originating First Mortgage Loans secured by one-to four-unit residential properties located primarily in the eastern region of the United States. Such properties are generally owner-occupied single family residences but may also include second homes and investment properties. Such loans are generally made to borrowers with favorable credit histories and are underwritten pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") standards to permit their sale in the secondary market. NJMIC typically sells such loans to third parties with servicing released. NJMIC also originates Federal Housing Authority ("FHA") and Veterans Administration ("VA") loans which are subsequently sold to third parties with servicing released. NJMIC originates such loans for sale in the secondary market. During the year ended June 30, 1998, NJMIC originated $33.7 million of First Mortgage Loans.

                  Leasing Activities. The Company through its indirect subsidiaries, ABL and Federal, originates Equipment Leases to corporations, partnerships, other entities and sole proprietors on various types of business equipment including, but not limited to, computer equipment, automotive equipment, construction equipment, commercial equipment, medical equipment and industrial equipment. The Company generally does not target credit-impaired borrowers. All such lessees must meet certain specified financial and credit criteria. The Company originates leases throughout the United States.

                  Generally, the Company's Equipment Leases are of two types:
(i) finance leases which have a term of 12 to 60 months and provide a purchase option exercisable by the lessee at $1.00 or 10% of the original equipment cost at the termination of the lease, and (ii) fair market value or true leases which have a similar term but provide a purchase option exercisable by the lessee at the fair market value of the equipment at the termination of the lease. The Company's Equipment Leases generally range in size from $5,000 to $250,000, with an average lease size of approximately $21,000 for the leases originated during the year ended June 30, 1998. Leases in excess of $250,000 are generally sold on a non-recourse basis to third parties. The Company's leases generally have maximum terms of five years. The weighted average interest rates received on such leases for the year ended June 30, 1998 was 12.19%. During the year ended June 30, 1998, the Company originated $70.5 million of Equipment Leases. Generally, the interest rates and other terms and conditions of the Company's Equipment. Leases are competitive with the leasing terms of other leasing companies in its market area.

                  In the past all leases originated by ABL were generally held in the Company's lease portfolio. Historically, Federal sold all leases originated by it through securitizations with servicing retained. At June 30, 1998, the principal value of the Company's lease portfolio totaled $11.4 million. Such leases are serviced by ABL or Federal. ABL has developed relationships with third party purchasers of leases and from time to time will sell a portion of the leases it originates to such third parties. The sale of leases to third party purchasers may or may not require ABL to retain the servicing rights to such leases. During fiscal 1998, the Company completed a securitization of $59.7 million of Equipment Leases. The Company intends to continue to securitize its lease portfolio subject to market and economic conditions.

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

                  Marketing Strategy

                  The Company concentrates its marketing efforts primarily on two potential customer groups, one of which, based on historical profiles, displays a pre-disposition for being customers of the Company's loan and lease products and the other being credit-impaired borrowers that satisfy the Company's underwriting guidelines. The Company also markets First Mortgage Loans and leases to borrowers with favorable credit histories.

                  The Company's marketing efforts for Business Purpose Loans focus on the Company's niche market of selected small businesses located in the Company's market area which generally includes the eastern region of the United States. The Company targets businesses which it believes would qualify for loans from traditional lending sources but would elect to utilize the Company's products and services. The Company's experience has indicated that these borrowers are attracted to the Company as a result of its marketing efforts, the personalized service provided by the Company's staff of highly trained lending officers and the timely response to loan applications. Historically, such customers have been willing to pay the Company's origination fees and interest rates which are generally higher than those charged by traditional lending sources.

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

                  The Company markets Home Equity Loans through telemarketing, direct mail campaigns as well as television, radio and newspaper advertisements. The Company's television advertising campaign initiated in September 1996 was designed to complement the other forms of advertising utilized by the Company. The Company's integrated approach to media advertising is intended to maximize the effect of the Company's advertising campaigns. The Company also utilizes a network of loan brokers.
                  The Company's marketing efforts for Home Equity Loans are concentrated in the eastern region of the United States. In connection with the acquisition of NJMIC, the Company expanded its branch office network to include the states of Illinois, Ohio and Delaware in addition to its offices in Georgia, Maryland, South Carolina and Florida. The Company may open additional sales offices in other states in the future. Loan processing, underwriting, servicing and collection procedures are performed at the Company's main office located in Pennsylvania. The Company also utilizes the Bank Alliance Program as an additional source of loans. See "-- Lending and Leasing Activities -- Home Equity Lending."

                  The Company markets First Mortgage Loans through its network of loan brokers. The Company's marketing efforts for First Mortgage Loans are concentrated in the mid-Atlantic region of the United States.

                  The Company, through ABL and Federal, markets its Equipment Leases throughout the United States. The Company's marketing efforts in the leasing area are focused on the Company's niche market of distributors of small to medium-sized office, industrial and medical equipment. ABL and Federal primarily obtain their equipment leasing customers through equipment manufacturers, brokers and vendors with whom they have a relationship and through a direct sales force.

                  Loan and Lease Servicing

                  Generally, the Company services the loans and leases it maintains in its portfolio or which are securitized by the Company in accordance with its established servicing procedures. Servicing includes collecting and transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities, and disposing of real estate owned. At June 30, 1998, the Company's total servicing portfolio included 22,253 loans and leases with an aggregate outstanding balance of $559.4 million. The Company generally receives servicing fees of 0.50% to 0.75% per annum based upon the outstanding balance of securitized loans serviced and the Company's responsibilities related to collections and accounting for such loans. The Company's servicing and collections activities will continue to be centralized at the Company's principal operating office located in Bala Cynwyd, Pennsylvania.

                  In servicing its loans and leases, the Company typically sends an invoice to borrowers on a monthly basis advising them of the required payment and its due date. The Company initiates the collection process immediately after a borrower fails to make a monthly payment. More specifically, when a loan or lease becomes 45 to 60 days delinquent, it is transferred to the Company's work-out department. The work-out department attempts to reinstate a delinquent loan or lease, seek a payoff, or occasionally enter into a modification agreement with the borrower to avoid foreclosure. All proposed work-out arrangements are evaluated on a case-by-case basis, based upon the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If the loan or lease becomes delinquent 61 days or more and a satisfactory work-out arrangement with the borrower is not achieved or the borrower declares bankruptcy, the matter is immediately referred to counsel for collection. Legal action may be initiated prior to a loan or lease becoming delinquent over 60 days if management determines that the circumstances warrant such action.

                  The Company believes that the low level of delinquencies experienced by the Company during prior periods is due, in large part, to the Company's maintenance of a high level of borrower contact and a servicing relationship appropriate to the Company's borrowing base and a consistent application of the Company's underlying guidelines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality."

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

                  The Company in its capacity as the servicer of securitized loans and leases is obligated to advance funds (an "Advance") in respect of each monthly loan or lease payment that accrued during the collection period for the loans or leases but was not received, unless the Company determines that such Advances will not be recoverable from subsequent collections in respect to the related loans or leases. See "--Securitizations."

                  Underwriting Procedures and Practices

                  Summarized below are certain of the policies and practices which are followed in connection with the origination of Business Purpose Loans, Home Equity Loans and First Mortgage Loans and the origination of Equipment Leases. It should be noted that such policies and practices will be altered, amended and supplemented as conditions warrant. The Company reserves the right to make changes in its day-to-day practices and policies in its sole discretion.

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

                  Generally, Business Purpose Loans collateralized by residential real estate must have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) on the properties collateralizing the loans of no greater than 75%. Business Purpose Loans collateralized by commercial real estate must generally have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) of no greater than 60% percent. In addition, in substantially all instances, the Company also receives additional collateral in the form of, among other things, personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets, as available. The Business Purpose Loans originated by the Company had an average loan-to-value ratio of 60.5% for the year ended June 30, 1998.

                  The maximum acceptable loan-to-value ratio for Home Equity Loans held in portfolio or securitized is generally 90%. The Home Equity Loans originated by the Company had an average loan-to-value ratio of 76.6% for the year ended June 30, 1998. Occasionally, exceptions to these maximum loan-to-value ratios are made if other collateral is available or if there are other compensating factors. Title insurance is generally obtained in connection with all real estate secured loans.

                  The Company generally does not lend more than 95% of the appraised value in the case of First Mortgage Loans, other than FHA and VA Loans. The Company generally requires private mortgage insurance on all such First Mortgage Loans with loan-to-value ratios in excess of 80% at the time of origination in order to reduce its exposure. The Company obtains mortgage insurance certificates from the FHA on all FHA loans and loan guaranty certificates from the VA on all VA loans regardless of the loan-to-value ratio on the underlying loan amount.

                  In determining the adequacy of the mortgaged property as collateral, an appraisal is made of each property considered for financing. The appraisal is completed by an independent qualified appraiser and generally includes pictures of comparable properties and pictures of the subject property's interior. With respect to Business Purpose Loans, Home Equity Loans and First Mortgage Loans, the appraisal is completed by an independent qualified appraiser on a pre-defined FNMA form.

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

                  Securitizations

                  The sale of the Company's Business Purpose Loans, Home Equity Loans and Equipment Leases through securitizations is an important objective of the Company. In furtherance of this objective, since 1995 the Company has sold in the secondary market senior interests in nine pools of loans it securitized. The nine pools of loans securitized were comprised of $129.4 million of Business Purpose Loans and $356.8 million of Home Equity Loans and $59.7 million of Equipment Leases.

                  Generally, a securitization involves the transfer by the Company of receivables representing a series of loans or leases to a single purpose trust in exchange for certificates or securities issued by the trust. The certificates represent an undivided ownership interest in the loans or leases transferred to the trust. The certificates consist of a class of senior certificates and interest only strips and may also include a class of subordinated certificates. In connection with securitizations, the senior certificates are sold to investors and the subordinate certificates, if any, and the interest only strips are typically retained by the Company. As a result of the sale of the senior certificates, the Company receives a cash payment representing a substantial portion of the principal balance of the loans held by the trust. The senior certificates entitle the holder to be repaid the principal of its purchase price and the certificates bear interest at a stated rate of interest. The stated rate of interest is typically substantially less than the interest rate required to be paid by the borrowers with respect to the underlying loans. As a consequence, the Company is able to receive cash for a portion of its portfolio and to pay the principal and interest required by the senior certificates with the cash flows from the underlying loans or leases owned by the trust. However, since the interest in the loans or leases held by the Company (the subordinate certificate and the interest only strips) is subordinate to the senior certificate, the Company retains a significant portion of the risk that the full value of the underlying loans or leases will not be realized. Additionally, the holder of the senior certificates will receive certain additional payments on account of principal in order to reduce the balance of the senior certificates in proportion to the subordinated amount held by the Company. The additional payments of principal are designed to increase the senior certificate holder's protection against loan and lease losses. In the typical subordination structure, the Company, as the holder of the interest only strips will be entitled to receive all of the remaining interest in the loans or leases at the time of the termination of the trust.

                  The pooling and servicing agreements that govern the distribution of cash flows from the loans and leases included in the securitization trusts require the over-collateralization of the senior certificates by using interest receipts on the loans or leases to reduce the outstanding principal balance of the senior certificates to a pre-set percentage of the loans or leases. The over-collateralization percentage may be reduced over time according to the delinquency and loss experience of the loans and leases. The Company's interest in each over-collateralized amount is reflected in the Company's financial statements as an other receivable. To the extent that a loss is realized on the loans or leases, losses will be paid first out of the interest only strips received and ultimately out of the over-collateralization amount available to the interest only strips, and the subordinated certificates, if available. If losses exceed the Company's projected amount, the excess losses will result in a reduction in the value of the interest only strips held by the Company.

                  The Company may be required either to repurchase or to replace loans or leases which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the loans or leases are pooled and sold through securitizations. As of June 30, 1998, the Company had not been required to repurchase or replace any such loans or leases. When borrowers are delinquent in making scheduled payments on loans or leases included in a securitization trust, the Company is required to advance interest payments with respect to such delinquent loans or leases to the extent that the Company deems such advances will be ultimately recoverable. These advances require funding from the Company's capital resources but have priority of repayment from the succeeding month's collection.

                  The Company generally retains the servicing rights with respect to all loans and leases securitized. See "-- Loan and Lease Servicing."

                  The Company's securitizations are often structured to provide for a portion of the loans or leases included in the trust to be funded with loans or leases originated by the Company during a period subsequent to the securitization. The amount of the aggregate trust value to be funded in the future is referred to as the "prefunded account." The loans or leases to be included in such account must be substantially similar in terms of collateral, size, term, interest rate, geographic distribution and loan-to-value ratio as the loans or leases initially transferred to the trust. To the extent the Company fails to originate a sufficient number of qualifying loans or leases for the prefunded account within the specified time period, the Company's earnings during the quarter in which the funding was to occur would be reduced.

                  The securitization of loans and leases during the years ended June 30, 1998, 1997 and 1996 generated gain on sale of loans and leases of $41.3 million, $20.0 million and $8.7 million, respectively. Such gains contributed to the Company's record levels of revenue and net income during such periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Subject to market conditions, the Company anticipates that it will continue to build portfolios of Business Purpose Loans, Home Equity Loans and Equipment Leases and enter into securitizations of these portfolios. The Company believes that a securitization program provides a number of benefits by allowing the Company to diversify its funding base, provide liquidity and lower its cost of funds.

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

                  The Company has significant competition for Home Equity Loans. Through Upland and NJMIC, the Company competes with banks, thrift institutions, mortgage bankers and other finance companies, which may have greater resources and name recognition. The Company attempts to mitigate these factors through a highly trained staff of professionals, rapid response to prospective borrowers' requests and maintaining a short average loan processing time. In addition, the Company recently implemented the Bank Alliance Program in order to generate additional loan volume. See "-- Lending and Leasing Activities -- Home Equity Lending."

                  The Company has significant competition for Equipment Leases. Through ABL and Federal, the Company competes with banks, leasing and finance companies with greater resources, capitalization and name recognition throughout its market area. It is the intention of the Company to capitalize on its vendor relationships, cross-selling opportunities, and the efforts of its direct sales force to combat these competitive factors.

                  The various segments of the Company's lending businesses are highly competitive. Certain lenders against which the Company competes have substantially greater resources, greater experience and lower cost of funds, as well as a more established market presence than the Company. To the extent the Company's competitors increase their marketing efforts to include the Company's market niche of borrowers, the Company may be forced to reduce the rates and fees it currently charges for such loans in order to maintain and expand its market share. Any reduction in such rates or fees could have an adverse impact on the Company's results of operations. In addition, even after the Company has made a loan to a borrower, the borrower may refinance the loan with another lender at more favorable rates and terms. Furthermore, the profitability of the Company and other similar lenders is attracting additional competitors into this market, with the possible effect of reducing the Company's ability to charge its customary origination fees and interest rates. In addition, as the Company expands into new geographic markets, it will face competition from lenders with established positions in these areas. There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves or expand into new geographic markets. Such an event could have a material adverse effect on the Company's results of operations and financial condition.

                  Regulation

                  General. The home equity and first mortgage lending business is highly regulated by both federal and state laws. All Home Equity and First Mortgage Loans must meet the requirements of, among other statutes, the Federal Truth in Lending Act ("TILA"), the Federal Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and their accompanying Regulations Z, X and B, respectively.

                  Truth in Lending. The TILA and Regulation Z promulgated thereunder contain certain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give consumers the ability to compare credit terms. TILA also guarantees consumers a three day right to cancel certain transactions and imposes specific loan feature restrictions on certain loans of the type originated by the Company. Management of the Company believes that it is in compliance with TILA in all material respects. If the Company were found not to be in compliance with TILA, certain aggrieved borrowers could have the right to rescind their loans and to demand, among other things, the return of finance charges and fees paid to the Company. Other fines and penalties can also be imposed under TILA and Regulation Z.

                  Other Lending Laws. The Company is also required to comply with the ECOA, which prohibits creditors from discriminating against applicants on certain prohibited bases, including race, color, religion, national origin, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit reporting agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency whose credit report was used in determining to reject a loan application, and certain additional information and disclosures. In addition, the Company and NJMIC are subject to the Fair Housing Act and regulations thereunder, which broadly prohibit certain discriminatory practices in connection with the Company's home equity lending business.

                  The Company is also subject to RESPA. RESPA imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the Company in any escrow account for the payment of taxes, insurance premiums or other charges; limits on fees paid to third parties; and various disclosure requirements.

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

                  Upland is licensed and regulated by the departments of banking or similar entities in the various states in which it is licensed. The rules and regulations contain such licensing and licensed entities activities, among other things, prohibit discrimination, collection, foreclosure and claims handling, payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, and fees. Failure to comply with these requirements can lead to termination or suspension of licenses, certain rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement actions. Upland maintains compliance with the various federal and state laws through its in-house counsel which continually review Upland's documentation and procedures and monitor and apprise Upland on various changes in the laws.

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

                  Although the Company believes that it has implemented systems and procedures to facilitate compliance with the foregoing requirements and believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations, and judicial and administrative interpretations thereof will not be adopted in the future that could make compliance more difficult or expensive.

                  Employees

                  At June 30, 1998, the Company employed 619 people on a full-time basis and 19 people on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

                  Executive Officers Who Are Not Also Directors

                  The following is a description of the business experience of each executive officer who is not also a director.

                  Beverly Santilli, age 39, is Executive Vice President and Secretary of ABFS and President of ABC. Mrs. Santilli is responsible for all sales, marketing and human resources for ABC and for the day-to-day operation of ABC. Prior to joining ABC and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with such institution's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli, Jr.

                  Jeffrey M. Ruben, age 35, is Senior Vice President and General Counsel of ABFS and its subsidiaries. Mr. Ruben is responsible for the Company's legal and regulatory compliance matters. From June 1990 until he joined the Company in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. From July 1985 until December 1987, Mr. Ruben was a Portfolio Administrator with LFC Financial Corp. in Radnor, Pennsylvania. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds both a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

                  David M. Levin, age 53, is Senior Vice President - Finance and Chief Financial Officer of the Company. He has held these positions since May 1995 and October 1995, respectively. Prior to joining the Company, Mr. Levin was associated with Fishbein & Company, P.C., Certified Public Accountants (previous auditors for the Company), as a staff member from 1983 to 1988 and as a shareholder from 1989 to 1995. Mr. Levin is a Certified Public Accountant.

         Albert W. Mandia, age 50, is currently Executive Vice President-Finance of the Company. Effective October 1, 1998, Mr. Mandia will become an executive officer of the Company and will hold the title of the Chief Financial Officer. From 1974 to 1998, Mr. Mandia was associated with CoreStates Financial Corp. where he most recently held the position of Chief Financial Officer.

Item 2.           Description of Property

                  Except for real estate acquired in foreclosure as part of the Company's normal course of business, neither ABFS nor its subsidiaries presently hold title to any real estate for operating purposes. The interests which the Company presently holds in real estate are in the form of mortgages against parcels of real estate owned by the Company's borrowers or affiliates of such borrowers and real estate acquired through foreclosure.

                  The Company presently leases office space at 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania, just outside the city limits of Philadelphia. The Company is currently leasing its office space under a five year lease with a current year annual rental cost of approximately $1.9 million. Such lease contains a five-year renewal option at an increased annual rental amount. The Company also leases the Roseland, New Jersey office which functions as the headquarters for NJMIC and its subsidiaries. The current lease term expires on July 31, 2003. Such lease contains a renewal option for an additional term of five years. This office facility has a current annual rental cost of approximately $575,000. In addition, the Company leases branch offices on a short term basis in various cities throughout the United States. Management does not believe that the leases for the branch offices are material to the Company's operations.

Item 3.           Legal Proceedings

                  On October 23, 1997, a class action suit was filed in the Superior Court of New Jersey at Docket No. L-12066-97 against NJMIC by Alfred G. Roscoe on behalf of himself and others similarly situated. Mr. Roscoe is seeking certification that the action may be maintained as a class action as well as unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleges that NJMIC violated New Jersey's Mortgage Financing on Real Estate Law, N.J.S.A. 46:10A-1 et seq. by requiring him and other borrowers to pay or reimburse NJMIC for attorneys' fees and costs in connection with loans made to them by NJMIC. Mr. Roscoe further asserts that NJMIC's alleged actions violated New Jersey's Consumer Fraud Act, N.J.S.A. 56:8-1, et seq. and constitute common law fraud and deceit. NJMIC filed a motion for summary judgment seeking to dismiss the suit. The Superior Court granted NJMIC's motion and the case was dismissed with prejudice on February 20, 1998. Mr. Roscoe filed a Notice of Appeal with the Superior Court.
NJMIC intends to vigorously defend the appeal filed by Mr. Roscoe.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

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

                  The following table sets forth the high and low sales prices of the Common Stock from the date on which the Common Stock commenced trading on the PHLX through June 30, 1998. On June 30, 1998, the closing price of the Common Stock on the NASDAQ National Market System was $22.00.


               Quarter Ended                         High             Low
-------------------------------------------       -----------      ---------
September 30, 1996.........................          $19.50         $11.13
December 31, 1996 .........................           20.00          17.25
March 31, 1997.............................           24.50          19.00
June 30, 1997..............................           22.50          18.50
September 30, 1997.........................           24.00          19.50
December 31, 1997..........................           28.00          20.625
March 31, 1998.............................           27.50          20.50
June 30, 1998..............................           25.50          22.00


                  As of June 30, 1998, there were 103 record holders and approximately 1,200 beneficial holders of the Common Stock.

                  During fiscal 1998, the Company paid dividends on its Common Stock then outstanding of $.06 per share, for an aggregate dividend payment of $210,778. The payment by the Company of dividends in the future is in the sole discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and financial condition, as well as other relevant factors.

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

                  On October 27, 1997, the Company issued 20,240 shares of Common Stock to Stanley L. Furst and Joel E. Furst as partial consideration for their 100% interest in NJMIC.

                  Exemption from registration for the issuance described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sales did not involve a public offering. Therefore, such securities are subject to certain transfer restrictions.


Item 6.           Management's Discussion and Analysis or Plan of Operation

                      Selected Consolidated Financial Data

                  The consolidated financial information set forth below for ABFS should be read in conjunction with the more detailed consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



                                                                                Year Ended June 30,
                                                              ---------------------------------------------------------
                                                                1998        1997       1996          1995        1994
                                                              -------      -------    -------       -------     -------
Statement of Income Data:                                       (Dollars in Thousands, except per share data)
                                                              ---------------------------------------------------------

Revenues:
   Gain on sale of loans ..................................   $41,316      $20,043    $ 8,721       $ 1,350     $   110
   Interest and fees ......................................    17,386        5,583      3,244         4,058       2,367
   Other ..................................................     2,285          856        129           143         156
                                                              -------      -------    -------       -------     -------
Total revenue .............................................    60,987       26,482     12,094         5,551       2,633
Total expenses ............................................    43,097       17,480      8,974         4,657       2,299
                                                              -------      -------    -------       -------     -------
Operating income before income taxes and cumulative effect
   of accounting change ...................................    17,890        9,002      3,121           894         334
Income before cumulative effect  accounting change ........    11,454        5,940      2,319           581         137
Cumulative effect of accounting change on prior years .....        --           --         --            --         (52)
Income taxes ..............................................     6,436        3,062        802           313         197
                                                              -------      -------    -------       -------     -------
Net income ................................................    11,454      $ 5,940    $ 2,319       $    58     $    85
                                                              =======      =======    =======       =======     =======
Per Common Share Data(1):
   Income before cumulative effect of accounting change ...   $  3.26      $  2.13    $  1.01       $   .27     $   .04
   Net income .............................................      3.13         2.04       1.01           .27         .04
   Cash dividends declared ................................       .06          .06       0.03            --          --

                                                                                     June 30,
                                                            -----------------------------------------------------------
                                                                1998        1997       1996          1995        1994
                                                              -------      -------    -------       -------     -------
                                                                               (In Thousands)
                                                            -----------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents.................................. $  4,4886    $   5,014  $    5,34     $   4,734    $     83
Loan and lease receivables, net available for sale.........    62,382       35,712     18,003         8,669       3,181
   Other...................................................     4,097        1,144        534           328       5,538
Total assets...............................................   226,551      103,989     46,894        22,175      12,284
Subordinated debt .........................................   115,182       56,486     33,620        17,800       7,171
Total liabilities..........................................   183,809       73,077     42,503        20,031      10,721
Stockholders' equity.......................................    42,742       30,912      4,392         2,143       1,562



----------------------------

(1) Per share information for fiscal year 1994 has been restated to reflect the 3 for 2 stock split effected on November 1, 1995.



                                                                --------------------------------------------------------------
                                                                                    Year Ended June 30,
                                                                --------------------------------------------------------------
                                                                   1998         1997        1996          1995        1994
                                                                ----------   ----------  -----------   ----------   ----------
Other Data:                                                                         (Dollars in Thousands)
                                                                --------------------------------------------------------------
Originations:
   Business Purpose Loans ....................................  $   52,335   $   38,721  $    28,872   $   18,170   $   11,793
   Home Equity Loans .........................................     328,089       91,819       36,479       16,963       22,231
   First Mortgage Loans ......................................      33,671
   Equipment Leases ..........................................      70,480        8,004        5,967        2,220           --
Loans and Leases sold:
   Securitizations ...........................................     384,700      115,000       36,506        9,777           --
   Other .....................................................      51,594        3,817       19,438       31,948       30,562
Total loan and lease portfolio serviced ......................     559,398      176,651       59,891       17,774        8,407
Average loan/lease size:
   Business Purpose Loans ....................................          83           78           78           71           57
   Home Equity Loans .........................................          62           51           47           46           51
   First Mortgage Loans ......................................         154
   Equipment Leases ..........................................          21           11           11           12           --
Weighted average interest rate on loans and leases originated:
   Business Purpose Loans ....................................       15.96%       15.91%       15.83%       16.05%       16.03%
   Home Equity Loans .........................................       11.95        11.69         9.94        12.68         8.65
   First Mortgage Loans ......................................        8.22           --           --           --           --
   Equipment Leases ..........................................       12.19        15.48        17.22        15.85           --




                                                                              At or For the Year Ended June 30,
                                                                --------------------------------------------------------------
                                                                   1998         1997        1996          1995        1994
                                                                ----------   ----------  -----------   ----------   ----------
Financial Ratios:
Return on average assets .....................................        6.93%        7.87%        6.71%        3.37%        0.87%
Return on average equity .....................................       31.10        33.65        70.96        31.36         5.58
Total delinquencies as a percentage of total portfolio
   serviced, at end of period (1) ............................        3.01         2.15         2.30         3.84         6.85
Allowance for credit losses to total portfolio serviced,
   at end of period ..........................................        1.00         1.00         1.18          .87          .93
Real estate owned as a percentage of total portfolio serviced,
   at end of period ..........................................         .16          .34         1.01         4.29         2.63
Loan and lease losses as a percentage of the average total
   portfolio serviced during the period ......................         .18          .08          .33          .66          .15
Pre-tax income as a percentage of total revenues .............       29.33        33.99        25.81        16.11        12.69
Ratio of earnings to fixed changes ...........................        1.77         1.98         1.40         1.35         1.16

-----------------------------

(1) Total delinquencies includes loans and leases delinquent over 30 days, exclusive of real estate owned.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial review and analysis of the financial condition and results of operations of the Company, for the years ended June 30, 1998, 1997 and 1996 should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes thereto and other detailed information regarding the Company appearing elsewhere herein. All operations of the Company are conducted through ABC and its subsidiaries.

General

         ABFS is a financial service organization operating primarily in the eastern region of the United States. The Company, through its principal direct and indirect subsidiaries, originates sells and services Business Purpose Loans, Home Equity Loans, First Mortgage Loans and Equipment Leases. The Company also underwrites, processes and purchases Home Equity Loans through the Bank Alliance Program. Loans originated by the Company primarily consist of fixed rate loans secured by first or second mortgages on single family residences. The Company's customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who the Company believes are attracted to the Company's loans and lease products due to the Company's personalized service and timely response to loan or lease applications. The Company originates loans and leases through its retail branch network comprised of 31 offices. A significant portion of the Company's loan and lease production is securitized with the Company retaining the right to service the loans and leases.

         The ongoing securitization of loans and leases is a central part of the Company's current business strategy. Prior to 1995, the Company sold substantially all of the loans it originated in the secondary market with servicing released. Since such time, the Company has sold loans through securitizations with servicing retained in order to fund growing loan and lease originations and to provide additional sources of revenue through retained mortgage servicing rights. In fiscal 1998, the Company began securitizing its lease portfolio. The Company has completed nine securitizations aggregating $129.4 million in Business Purpose Loans, $356.8 million in Home Equity Loans and $59.7 million in Equipment Leases. Such securitizations generated gain on the sale of loans and leases of $41.3 million, $20.0 million and $8.6 million, respectively, for fiscal years ended June 30, 1998, 1997 and 1996. In recent periods, gain on sale of loans and leases generated by the Company's securitizations have represented a substantial majority of the Company's revenues and net income. Gain on sale of loans and leases resulting from securitizations as a percentage of total revenues was 67.7 %, 75.5% and 71.1% for the years ended June 30, 1998, 1997 and 1996, respectively. The Company relies primarily on securitizations to generate cash proceeds for repayment of its warehouse credit facilities and other borrowings and to enable the Company to originate additional loans and leases. Several factors affect the Company's ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset- backed securities markets specifically and credit quality of the portfolio of loans and leases serviced by the Company. Any substantial reduction in the size or availability of the securitization market for the Company's loans and leases could have a material adverse effect on the Company's results of operations and financial condition.

         The Company's quarterly revenues and net income have fluctuated in the past and may fluctuate in the future principally as a result of the timing and size of its securitizations. The strategy of selling loans and leases through securitizations requires the Company to build an inventory of loans and leases over time, during which time the Company incurs costs and expenses. Since the Company does not recognize gains on sale until it consummates a securitization, which may not occur until a subsequent quarter, the Company's operating results for a given quarter can fluctuate significantly as a result of the timing and level of securitizations. If securitizations do not close when expected, the Company could experience a loss for the quarter which could have a materially adverse effect on the Company's results of operations. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and leases and their subsequent sale through the securitization process, the Company may operate a negative cash flow basis, which could adversely impact the Company's results of operations and financial condition.

         The Company also relies upon funds generated by the sale of subordinated debt and other borrowings to fund its operations. At June 30, 1998, the Company had $115.2 million of subordinated debt outstanding and credit facilities and lines of credit totaling $210.0 million, of which $26.5 million was drawn upon on such date. The Company expects to continue to rely on such borrowings to fund loans and leases prior to securitization.

Acquisition of NJMIC

         Effective October 1, 1997, the Company acquired all of the issued and outstanding stock of NJMIC, a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the NJMIC stock consisted of an initial payment of $11.0 million in cash, $5.0 million in notes payable and issuance of 20,240 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and includes contingent payments of up to $4.0 million in the future if NJMIC achieves certain performance targets. On October 1, 1997, NJMIC had total assets of $19.6 million, liabilities of $18.7 million, including subordinated debt of $9.9 million, and stockholders' equity of $900,000. The acquisition of NJMIC was accounted for using the purchase method of accounting and resulted in the recognition of $16.9 million in goodwill which is being amortized using the straight-line method over 15 years and is included in other assets. Any contingent payments will result in an increase in the amount of recorded goodwill.

         NJMIC is a diversified residential lender, which directly and through its subsidiary offers a range of loan and lease products, including Home Equity Loans, First Mortgage Loans and Equipment Leases. First Mortgage Loans are underwritten pursuant to FHLMC or FNMA standards and also include FHA and VA loans. Historically, NJMIC originated loans for sale to third parties with servicing released. The Company intends that NJMIC will continue to originate First Mortgage Loans for sale in the secondary market and that the majority of Home Equity Loans originated by NJMIC will be securitized and sold pursuant to the Company's current securitization program. NJMIC originates loans secured by real estate in 29 states. Such loans are originated through NJMIC's eight-state network of six branch sales offices and three satellite offices. Home Equity Loan customers primarily include credit-impaired borrowers, while borrowers on First Mortgage Loans are generally borrowers with favorable credit histories. See Note 1 of the Notes of the Consolidated Financial Statements for additional information regarding the acquisition of NJMIC.

         Through its subsidiary, Federal, NJMIC originates Equipment Leases throughout the United States. Such leases are generally sold through securitizations with servicing retained. The Company intends to continue to securitize these leases in the future subject to economic and market conditions.

Certain Accounting Considerations

         As a fundamental part of its business and financing strategy, the Company securitizes the majority of its loans and leases in trusts. A trust is a multi-class security which derives its cash flows from a pool of mortgages. The Company sells the regular interests in the trust and retains the residual interests in the trust.

         Gains on servicing released loan and lease sales equal the difference between the net proceeds to the Company from such sales and the loans' net carrying value of the loans and leases. The net carrying value of loans and leases is equal to their principal balance plus unamortized origination costs/fees. Gains from these sales, which are pre-approved by the buyers, are recorded as fee income.

         Gains on servicing retained sales of loans and leases through securitization represent the difference between the net proceeds to the Company and the allocated cost of loans and leases securitized. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, the allocated cost of the loans and leases securitized is determined by allocating their net carrying value between the loans and leases securitized, the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities, which are carried at fair value. The differences between the fair value of residual interests and their allocated costs is recorded as gain on securitization and is included in gain on sale of loans and leases revenue.

         In a securitization, the Company exchanges loans or leases for regular interests and a residual interest in a trust. The regular interests are immediately sold to the public for cash. As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These cash flows are the difference between the payments made by the borrowers and the sum of the scheduled and prepaid principal and interest paid to the holders of the regular interests, servicing fees, trustee fees and, if applicable, insurance fees. In order to meet the overcollateralization levels which are established in the securitization documentation, the trust initially retains such cash flow. The Company begins receiving these excess cash flows after the overcollateralization requirements, which are specific to each securitization. The overcollateralization causes the aggregate principal amount of the loans or leases in the related pool to exceed the aggregate principal balance of the outstanding regular interests. The excess serves as credit enhancement for the regular interests of the trust.

         The calculation of the fair value of the residual interest (interest only strip receivable) is based upon the present value of the future expected excess cash flows and utilizes certain estimates made by management at the time loans and leases are sold. These estimates include the discount rate used to calculate present value and the rate of prepayment. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type of loan or lease. Estimates of prepayment rates are made based on management's expectation of future prepayment rates, which are based, in part, on the historical rate of repayment of the Company's loans and other considerations. Accordingly, the Company's estimates are subjective and there can be no assurance as to the accuracy of management's estimates. Although the Company believes it has made reasonable estimates of prepayment rates and default assumptions, the actual prepayment and default experience may materially vary from its estimates. The gain recognized by the Company upon the sale of loans and leases will have been overstated if prepayments or losses are greater than estimated. To the extent that prepayments, delinquencies and/or liquidations differ from the Company's estimates, adjustments of the Company's gain on sale of loans and leases during the period of adjustment may be required. Higher levels of future prepayments, delinquencies and/or liquidations could result in decreased interest only strips which would adversely affect the Company's income in the period of adjustment. The Company establishes a reserve for loan and lease losses equal to one percent of the amount securitized and evaluates such reserve periodically for adequacy. Losses, of which there have been none to date, would be charged to operations as incurred.

         The timing of sales of the Company's loans and leases may impact the Company's earnings from quarter to quarter. Accordingly, both the timing of sales of the Company's loans and leases and the amount of loans and leases sold will impact the Company's earnings from quarter to quarter. Subsequent to the initial recognition of the interest-only strip receivables, on going assessments are made to determine the fair value of the expected future excess cash flows based upon current market conditions. At June 30, 1998, the Company's investments in interest only strips were $75.1 million and its investment in the overcollateralization was $25.3 million.

         When loans or leases are sold through a securitization, the Company retains the servicing on the loans or leases sold which is recognized as a separate asset for accounting purposes. The Company determines the fair value of servicing rights by computing the present value of projected net cash flows expected to be received over the life of the loans or leases securitized. Such projections incorporate assumptions, including servicing costs, prepayment rates and discount rates, consistent with those a related third party would utilize to value such servicing rights. These assumptions are similar to those used by the Company to value the interest only strips. The Company periodically evaluates capitalized servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. The Company has generally found that non-conforming borrowers are payment sensitive rather than interest rate sensitive. Therefore, the Company does not consider interest rates as a predominant risk characteristic for purposes of evaluating impairment. As of June 30, 1998, servicing rights totaled $18.5 million.

Financial Condition

         June 30, 1998 compared to June 30, 1997. Total assets increased $122.6 million, or 117.9%, to $226.6 million at June 30, 1998 from $104.0 million at June 30, 1997 due primarily to increases in loans and leases available for sale, other receivables and other assets. Loans and leases available for sale increased $26.7 million, or 74.7%, to $62.4 million at June 30, 1998, from $35.7 at June 30, 1998. The increase was the result of increases in originations, net of sales, of $44.2 million during year ended June 30, 1998 as compared to $19.7 million for the year ended June 30, 1997. Other receivables consist primarily of the interest only strips and overcollateralizations created in connection with the Company's securitizations. The interest only strips increased $45.3 million, or 152.0%, to $75.1 million at June 30, 1998, from $29.8 million at June 30, 1997. Overcollateralizations increased $16.2 million, or 178.0% to $25.3 million at June 30, 1998 from $9.1 million at June 30, 1997. Other assets increased $26.1 million, or 141.8%, to $44.5 million at June 30, 1998 from $18.4 million at June 30, 1997 due primarily to an increase in mortgage servicing rights obtained in connection with the Company's loan and lease securitizations and the recognition of $16.2 million of goodwill, net of amortization, resulting from the acquisition of NJMIC.

         Total liabilities increased $110.7 million, or 151.4%, to $183.8 million at June 30, 1998 from $73.1 million at June 30, 1997 due primarily to a net increase in outstanding debt and to a lesser extent increases in other liabilities. The net increase in debt of $88.1 million was due to net sales of subordinated debt of $49.2 million during the year ended June 30, 1998, an increase in institutional debt of $26.5 million due to growth in the Company's lending and leasing activities, and a net increase of $12.4 million of debt assumed and incurred in the acquisition of NJMIC. At June 30, 1998, the Company had $115.2 million of subordinated debt outstanding. The Company's ratio of total debt to equity at June 30, 1998 was 3.4:1 compared to 1.8:1 a June 30, 1997. This increase was due to the use of additional borrowings to fund lending and leasing activities and the additional debt assumed as described above.

         Accounts payable and accrued expenses increased $9.5 million, or 155.7%, to $15.6 million at June 30, 1998 due to growth in the Company's lending and leasing activities resulting in larger accruals for interest expense and other operating expenses. Deferred income taxes increased $6.3 million, or 137.0%, to $10.9 million at June 30, 1998 from $4.6 million at June 30, 1997. Tax accruals on the Company's income for the year ended June 30, 1998 resulted in $5.9 million of the increase, the remaining $400,000 was acquired through the acquisition of NJMIC.

         Stockholders' equity increased $11.8 million to $42.7 million at June 30, 1998 from $30.9 million at June 30, 1997 due to net income for the year ended June 30, 1998 which was slightly offset by dividends paid.

         June 30, 1997 compared to June 30, 1996. Total assets increased $57.1 million, or 121.7%, to $104.0 million at June 30, 1997 from $46.9 million at June 30, 1996 due primarily to increases in loans and lease receivables available for sale, other receivables and other assets. The increase in loan and lease receivables available for sale of $17.7 million, or 98.3%, to $35.7 million at June 30, 1997 from $18.0 million at June 30, 1996 was due to the Company's strategy of building an inventory of loans for ultimate sale in securitizations. Other receivables, consists primarily of the interest only strips and overcollateralizations related to the Company's securitizations. The excess spread increased $25.5 million, or 190.3%, to $38.9 million at June 30, 1997, from $13.4 million at June 30, 1996. Other assets increased $11.9 million, or 183.1%, to $18.4 million at June 30, 1997 from $6.5 million at June 30, 1996 due primarily to an increase in mortgage servicing rights obtained in connection with the Company's loan securitizations.

         Total liabilities increased $30.6 million, or 72.0%, to $73.1 million at June 30, 1997 from $42.5 million at June 30, 1996 primarily due to increases in all categories of liabilities. The net increase in debt of $20.5 million was due to net sales of subordinated debt of $22.8 million during the year ended June 30, 1997 and a decrease in institutional debt of $2.3 million as the Company repaid its institutional debt with proceeds from its securitizations. At June 30, 1997, the Company had $56.5 million of subordinated debt outstanding. The Company's ratio of total debt to equity at June 30, 1997 was 1.8:1 compared to 8.2:1 at June 30, 1996. This decrease was due to additional equity raised during a public offering in February 1997. Accounts payable and accrued expenses increased $3.0 million, or 96.8%, to $6.1 million at June 30, 1997 from $3.1 million at June 30, 1996 due to growth in the Company's activities resulting in larger accruals for interest expense and other operating expenses. Deferred income taxes increased $3.1 million, or 206.7%, to $4.6 million at June 30, 1997 from $1.5 million at June 30, 1996 due to tax accruals on the Company's income for the year ended June 30, 1997.

         Stockholders' equity increased $26.5 million to $30.9 million at June 30, 1997 from $4.4 million at June 30, 1996 due to a public offering of the Company's Common Stock and net income slightly offset by dividends paid on the Company's Common Stock. On February 14, 1997 the Company raised $20.7 million of equity through the sale of 1,150,000 shares of its Common Stock in an underwritten public offering.

Results of Operations

         During fiscal 1998 and 1997, the Company experienced record levels of total revenues and net income as a result of increases in originations and securitizations. Total revenue increased $34.5 million and net income increased $5.5 million for the fiscal year ended June 30, 1998, as compared to the fiscal year ended June 30, 1997. Total revenue increased $14.4 million, or 119.0%, between fiscal 1997 and 1996 while net income increased $3.6 million, or 156.1%, during the same fiscal period. The Company's ability to sustain the level of growth in total revenue and net income experienced during these periods is dependent upon a variety of factors outside the control of the Company, including interest rates, conditions in the asset-backed securities markets, economic conditions in the Company's primary market area, competition and regulatory restrictions. As a result, the rate of growth experienced during fiscal 1998 and 1997, may not be sustained in the future.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997.

         Total Revenue. Total revenue increased $34.5 million, or 130.2%, to $61.0 million for the year ended June 30, 1998 from $26.5 million for the year ended June 30, 1997. The increase was attributable to increases in gain on sale of loans and leases through securitizations, interest and fee income and servicing income.

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $21.3 million, or 106.5%, to $41.3 million for the year ended June 30, 1998 from $20.0 million for the year ended June 30, 1997. The increase was the result of sales of $54.1 million of Business Purpose Loans, $270.9 million of Home Equity Loans and $59.7 million of Equipment Leases through securitization in fiscal 1998 compared to the sale of $38.1 million of Business Purpose Loans and $76.9 million of Home Equity Loans in fiscal 1997. The Company did not participate in a sale of leases through securitization during the year ended June 30, 1997. The Company recognized net gains of $41.3 million (representing the fair value of the interest only and residual strips of $46.9 million less $5.6 million of costs associated with these transactions) on the Company's participation in $384.7 million of loans and leases sold through securitizations during the year ended June 30, 1998 as compared to net gains of $20.0 million recognized in connection with the sale of loans through securitizations during the year ended June 30, 1997.

         Interest and Fee Income. Interest and fee income increased $11.8 million, or 210.7%, to $17.4 million for the year ended June 30, 1998 from $5.6 million for the year ended June 30, 1997. The increase was primarily due to increases in interest income as a result of the increased amount of loans and leases retained in the Company's portfolio prior to securitization and an increase in fee income as a result of an increase in loans sold with servicing released and other ancillary fees earned in connection with loan and lease originations.

         Interest income consists primarily of interest income the Company earns on the loans and leases held in its portfolio. Interest income increased $5.8 million, or 123.4%, to $10.5 million for the year ended June 30, 1998 as compared to $4.7 million for the year ended June 30, 1997. The increase was attributable to increased gross originations of Business Purpose Loans, Home Equity Loans and Equipment Leases as shown below.

                           Loan and Lease Originations

                                   Year Ended June 30,
                              ----------------------------
                                 1998               1997
                              ---------          ---------
                                     (In Thousands)


Business Purpose Loans        $  52,335          $  38,721
Home Equity Loans               328,089             91,819
First Mortgage Loans             33,671                 --
Equipment Leases                 70,480              8,004

         Fee income includes premiums earned when loans are closed, funded and immediately sold, with servicing released, to unrelated third party purchasers as well as other ancillary fees earned (application fees, commitment fees, document preparation fees and late charges earned on loans and leases held in portfolio) in connection with loan and lease originations. Fee income increased $6.0 million, or 762.5%, to $6.9 million for the year ended June 30, 1998 from $843,000 for the year ended June 30, 1997. The increase in fee income was due to an increase in ancillary fees earned in connection with increased originations and an increase in fees earned upon the sale of loans to third parties. During the year ended June 30, 1998, the Company sold approximately $51.6 million of loans to third parties as compared to $3.8 million during the year ended June 30, 1997.

         Servicing Income. Servicing income increased $1.3 million, or 161.5%, to $2.1 million for the year ended June 30, 1998 from $803,000 for the year ended June 30, 1997 as a result of an increase in the average serviced portfolio to $368.0 million during the year ended June 30, 1998 from $118.3 million during the year ended June 30, 1997. As a percentage of the average servicing portfolio, servicing income decreased to 0.58% for the year ended June 30, 1998 from 0.68% for the year ended June 30, 1997.

         Total Expenses. Total expenses increased $25.6 million, or 146.3%, to $43.1 million for the year ended June 30, 1998 from $17.5 million for the year ended June 30, 1997. This increase was related to the increase in loan and lease originations, costs associated with a larger serviced portfolio of loans and leases, geographic expansion of the Company's market area through the opening of several new offices and the acquisition and operation of NJMIC and subsidiaries.

         Interest Expense. Interest expense increased $8.0 million, or 153.8%, to $13.2 million for the year ended June 30, 1998 from $5.2 million for the year ended June 30, 1997. The increase was attributable to increases in the amount of the Company's subordinated debt outstanding, greater utilization of the Company's warehouse lines of credit to fund loans and leases and debt assumed and incurred in connection with the acquisition of NJMIC. Average subordinated debt outstanding was $85.8 million during the year ended June 30, 1998 compared to $44.4 million during the year ended June 30, 1997. Average interest rates paid on the subordinated debt increased to 9.52% for the year ended June 30, 1998 from 9.29% for the year ended June 30, 1997 due to increases in the rates offered by the Company on its subordinated debt offered in order to attract additional funds and higher rates paid on subordinated debt assumed in the acquisition of NJMIC. Interest expense on lines of credit was $4.2 million for the year ended June 30, 1998 compared to $461,000 for the year ended June 30, 1997. The Company incurred and assumed approximately $14.5 million of debt in the acquisition of NJMIC resulting in approximately $1.1 million of additional interest expense for the year ended June 30, 1998.

         Provision for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including, but not limited to, economic conditions and credit and collateral considerations. The allowance is increased through the provision for credit losses. The Company had an allowance for credit losses of $5.6 million at June 30, 1998 as compared to $1.8 million at June 30, 1997. The provision for credit losses increased by $1.4 million, or 116.7%, to $2.6 million for the year ended June 30, 1998 from $1.2 million for the year ended June 30, 1997. The ratio of the allowance for credit losses to total net loan and lease receivables serviced was 1.0% at June 30, 1998 and June 30, 1997. Total delinquencies were $16.8 million at June 30, 1998 as compared to $3.8 million at June 30, 1997. The Company's loans and leases delinquent more than 30 days as a percentage of the total portfolio serviced (the "delinquency rate") was 3.01% at June 30, 1998 as compared to 2.15% at June 30, 1997. The increase in the delinquency rate was attributable to the maturation of the Company's total portfolio serviced, which was $559.4 million at June 30, 1998, and $176.7 million at June 30, 1997.

         Employee Related Costs. Payroll and related costs increased $3.4 million, or 212.5% to $5.0 million for the year ended June 30, 1998 from $1.6 million for the year ended June 30, 1997. The increase was primarily the result of additional staff needed in the Home Equity and Equipment Leasing subsidiaries to support the increased marketing efforts, loan and lease originations and servicing activities and the addition of personnel added through the acquisition of NJMIC. Management anticipates that these expenses will continue to increase in the future as the Company's expansion continues and loan and lease originations continue to increase.

         Sales and Marketing Expenses. Sales and marketing expenses increased $7.2 million, or 102.9%, to $14.2 million for the year ended June 30, 1998 from $7.0 million for the year-end June 30, 1997. The increase was attributable to greater usage of newspaper, direct mail and television advertising relating to the Company's originations of Home Equity Loans, Business Purpose Loans and Equipment Leases. Subject to market conditions, the Company plans to continue to expand its market area. As a result, it is anticipated that sales and marketing expense will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $6.5 million, or 180.6%, to $10.1 million for the year ended June 30, 1998 from $3.6 million for the year ended June 30, 1997. The increase was attributable to increases in rent, telephone, office expenses, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations, servicing and branch operations experienced during the year ended June 30, 1998. In addition, the Company began amortizing the goodwill recorded from the acquisition of

NJMIC on the straight-line method over fifteen years resulting in a charge of $780,000 for the year ended June 30, 1998.

         Income Taxes. Income taxes increased $3.3 million, or 106.5%, to $6.4 million for the year ended June 30, 1998 from $3.1 million for the year ended June 30, 1997 due to an increase in income before income taxes and an increase in the effective tax rate from 34% for the year ended June 30, 1997 to 36% for the year ended June 30, 1998.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

         Total Revenue. Total revenue increased $14.4 million, or 119.0%, to $26.5 million for the year ended June 30, 1997 from $12.1 million for the year ended June 30, 1996. The increase in total revenue was primarily the result of increased gains on sales of loans through securitizations.

         Gain on Sale of Loans. Gain on sale of loans increased $11.3 million, or 129.9%, to $20.0 million for the year ended June 30, 1997 from $8.7 million for the year ended June 30, 1996. This increase was primarily the result of sales of $38.1 million of Business Purpose Loans and $76.9 million of Home Equity Loans through securitization in September 1996 and March 1997 compared to the sale of $27.5 million of Business Purpose Loans and $9.0 million of Home Equity Loan through securitizations in October 1995 and May 1996. The Company recognized net gains of $20.0 million (representing the fair value of the interest only and residual strips of $21.5 million less $2.7 million of costs associated with these transactions) on the Company's participation in the $115.0 million of loans sold through securitizations during the year ended June 30, 1997. The Company recognized $1.2 million of gain on sale of loans through mortgage servicing rights received in connection with prior securitizations. Given the unseasoned nature of the loans securitized, the Company lacked sufficient experience to estimate and record the value of late and other ancillary fees.

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

         Provision for Credit Losses. The Company had an allowance for credit losses of $1.8 million at June 30, 1997. The allowance is increased through a provision for credit losses. The provision for credit losses increased by $473,000, or 71.4%, to $1.2 million (includes a $100,000 provision related to the Company's loan and lease portfolio and a $1.1 million provision related to the Company's securitizations) for the year ended June 30, 1997 from $681,000 (includes a $397,000 provision related to the Company's loan and lease portfolio and a $284,000 provision related to the Company's securitizations) for the year ended June 30, 1996. See Note 3 of the Notes to Consolidated Financial Statements. The ratio of the allowance for credit losses to total net loan and lease receivables serviced was 1.00% at June 30, 1997 and 1.18% at June 30, 1996. From the inception of the Company's business in 1988 through June 30, 1997, the Company has experienced a total of approximately $351,000 in net loan and lease losses. The Company's delinquency rate as a percentage of the total portfolio serviced was 2.15% at June 30, 1997 and 2.30% at June 30, 1996.

         Employee Related Costs. Payroll and related costs increase $400,000, or 33.3%, to $1.6 million for the year ended June 30, 1997 from $1.2 million for the year ended June 30, 1996. The increase was due to an increase in the number of employees as a result of the Company's growth in loan and lease originations and an increase in loans and leases serviced. Management anticipates that these expenses will continue to increase in the future as the Company's expansion and increasing originations continue.

         Sales and Marketing Expenses. Sales and marketing expenses increased $4.3 million, or 159.3%, to $7.0 million for the year ended June 30, 1997 from $2.7 million for the year ended June 30, 1996. The Company increased its advertising costs for newspaper, direct mail and radio campaigns related to its business purpose and home equity loan products. In addition, the Company initiated a television-advertising program for the sale of its home loan equity products. Subject to market conditions, the Company plans to continue to expand its service area throughout the eastern United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

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

Asset Quality

         The following table provides data concerning delinquency experience, real estate owned ("REO") and loss experience for the Company's loan and lease portfolio serviced. The Company did not originate First Mortgage Loans prior to October, 1997.


                                                                         June 30,
                                            -----------------------------------------------------------------
                                                    1998                  1997                  1996
                                            --------------------- --------------------- ---------------------
            Delinquency by Type               Amount       %        Amount       %        Amount       %
------------------------------------------- ---------- ----------  --------- ----------  --------- ----------
Business Purpose Loans                                           (Dollars in Thousands)
Total portfolio serviced...................   $101,250             $  68,979             $  37,950
                                            ==========             =========             =========
Period of delinquency......................
    31-60 days............................. $    1,236       1.22% $   1,879       2.72% $      86        .23%
    61-90 days.............................        928        .92        462        .67        118        .31
    Over 90 days...........................      3,562       3.52        718       1.04      1,033       2.72
                                            ---------- ----------  --------- ----------  --------- ----------
    Total delinquencies.................... $    5,726      5.66%  $   3,059       4.43% $   1,237      3.26%
                                            ========== ==========  ========= ==========  ========= ==========
REO........................................ $      611             $     605             $     608
                                            ==========             =========             =========
Home Equity Loans
Total portfolio serviced...................   $345,924             $  98,179             $  17,224
                                            ==========             =========             =========
Period of delinquency......................
    31-60 days............................. $    3,726      1.08%  $     262        .27% $       -          -
    61-90 days.............................      1,022        .30        341        .35          -          -
    Over 90 days...........................      3,541       1.02         83        .08          -          -
                                            ---------- ----------  --------- ----------  --------- ----------
    Total delinquencies.................... $    8,289       2.40% $     686        .70%         -          -
                                            ========== ==========  ========= ==========  ========= ==========
REO........................................ $      311             $       -             $       -
                                            ==========             =========             =========
First Mortgage Loans
Total portfolio serviced................... $   3, 761             $       -             $       -
                                            ==========             =========             =========
Period of delinquency......................
    31-60 days............................. $        -          -  $       -          -  $       -          -
    61-90 days.............................          -          -          -          -          -          -
    Over 90 days...........................          -          -          -          -          -          -
                                            ---------- ----------  --------- ---------- ---------- ----------
    Total delinquencies.................... $        -          -  $       -          -  $       -          -
                                            ========== ==========  ========= ========== ========== ==========
REO........................................ $        -          -  $       -          -  $       -          -
                                            ========== ==========  ========= ========== ========== ==========



                                                                         June 30,
                                            -----------------------------------------------------------------
                                                    1998                  1997                  1996
                                            --------------------- --------------------- ---------------------
            Delinquency by Type               Amount       %        Amount       %        Amount       %
------------------------------------------- ---------- ----------  --------- ----------  --------- ----------
                                                                 (Dollars in Thousands)
Equipment Leases
Total portfolio serviced...................   $108,463             $   9,461             $   4,607
                                            ==========             =========             =========
Period of delinquency......................
    31-60 days............................. $    1,000        .92% $      29        .31% $      23        .50%
    61-90 days.............................        320        .30          -          -         14        .30
    Over 90 days...........................      1,478       1.36          4        .04         41        .89
                                            ---------- ----------  --------- ----------  --------- ----------
    Total delinquencies.................... $    2,798       2.58% $      33        .35% $      78       1.69%
                                            ========== ==========  ========= ==========  ========= ==========
Other Loans
Total portfolio serviced................... $        -             $      32             $     110
                                            ==========            ==========             =========
Period of delinquency......................
    31-60 days............................. $        -          - $        -          -  $       -          -
    61-90 days.............................          -          -          -          -         18     16.36%
    Over 90 days...........................          -          -         32     100.00%        50      45.45
                                            ---------- ---------- ---------- ----------  --------- ----------
    Total delinquencies.................... $        -          - $       32     100.00% $      68      61.81%
                                            ========== ========== ========== ==========  ========= ==========
             Company Combined
-------------------------------------------
Total portfolio serviced...................   $559,398              $176,651             $  59,891
                                            ==========            ==========             =========
Period of delinquency......................
    31-60 days............................. $    5,962       1.07% $   2,170       1.23% $     109        .18%
    61-90 days.............................      2,270        .41        803        .45        150        .25
    Over 90 days...........................      8,581       1.53        837        .47      1,124       1.87
                                            ---------- ---------- ---------- ----------  --------- ----------
    Total delinquencies....................  $  16,813       3.01% $   3,810       2.15% $   1,383       2.30%
                                            ========== ========== ========== ==========  ========= ==========
REO........................................ $      922             $     605           $       608
                                            ==========            ==========             =========
Losses experienced during the period....... $      667        .12% $      98        .06% $     129        .22%
                                            ========== ========== ========== ==========  ========= ==========
Allowance for credit losses ...............
    at end of period....................... $    5,594       1.00% $   1,764       1.00% $     707       1.18%
                                            ========== ========== ========== ==========  ========= ==========

         The following table sets forth the Company's loss experience for the periods indicated.


                                                 Year Ended June 30,
                                           ------------------------------
                                            1998       1997         1996
                                           ------     ------       ------
                                                   (In Thousands)
                                           -------------------------------
Business Purpose Loans..................   $  138     $   34       $  92
Home Equity Loans.......................        -         -            -
Other Loans.............................        -         -           37
Equipment Leases........................      529         64           -
                                           ------     ------       -----
         Total losses...................   $  667     $   98       $ 129
                                           ======     ======       =====




         Since the Company sells all of the First Mortgage Loans it originates in the secondary market with servicing released, the Company has not experienced any losses on such loans to date. As a result such loans do not appear in the table above.

         The increase in the dollar amount of the Company's loans and leases delinquent over 30 days to $16.8 million at June 30, 1998 as compared to $3.8 million at June 30, 1997 reflects the continued growth of the Company's loan and lease portfolio serviced. The Company's total delinquencies as a percentage of the total loan and lease portfolio serviced increased from 2.15% at June 30, 1997 to 3.01% at June 30, 1998. The increase in the dollar amount of the Company's loans and leases delinquent at June 30, 1997 as compared to June 30, 1996 reflects the continued growth of the Company's loan and lease portfolio serviced. The Company's loans and leases delinquent over 30 days increased to $3.8 million at June 30, 1997 from $1.4 million at June 30, 1996. Total delinquencies, as a percentage of the total loan and lease portfolio serviced were 2.15% at June 30, 1997 as compared to 2.30% at June 30, 1996.

Interest Rate Risk Management

         The Company's profitability is largely dependent upon the spread between the effective rate of interest received on the loans originates or the pass-through rate for interests issued in connection with the securitization of loans. The Company's spread may be negatively impacted to the extent it holds fixed-rate mortgage loans in its held for sale portfolio prior to securitization. The adverse effect on the Company's spread may be the result of increases in interest rates during the period the loans are held prior to securitization or as a result of an increase in the rate required to be paid to investors in connection with the securitization.

         The Company implemented a hedging strategy in an attempt to mitigate the effect of changes in interest rates on its fixed-rate mortgage loan portfolio between the date of origination and securitization. This strategy involves short sales of a combination of U.S. Treasury securities with a duration, which closely matches the duration of the certificates sold in the securitization process. The settlement date of the short sale, as well as the buy back of the Treasury securities coincides with the anticipated settlement date of the underlying securitization. At June 30, 1998, the Company had no outstanding short sales. During the year ended June 30, 1998, the Company incurred a loss of approximately $2.0 million on short sales of securities. The Company also prefunds loan originations in connection with its loan securitizations, which enables the Company to determine in the current period the rate to be received by the investors on loans to be originated and securitized in a future period.

         The nature and quantity of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

         The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in market value of its fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate the Company from interest rate changes. The nature and timing of hedging transactions may impact the effectiveness of hedging strategies. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases. In the event of a decrease in market interest rates, the Company would experience a loss on the purchase of Treasury securities to cover the short sale which would be reflected on the Company's financial statements during the period in which the purchase of the Treasury securities occurred. Such loss would be offset by the income realized from the securitization in future periods. As a result, the Company may be prevented from effectively hedging its fixed-rate loans held for sale, without reducing the Company's income in current periods due to the costs associated with the Company's hedging activities.

         In the future, the Company intends to continue to engage in short sales of Treasury securities as part of its interest rate risk management strategy and may utilize prefunding accounts as an additional hedge. The sale of Treasury securities is not however an effective hedge against the risk that the difference between the treasury rate and the rate needed to attract potential investors of asset backed securities (the "Spread") may widen.

         The Company also experiences interest rate risk to the extent that as of June 30, 1998 approximately $52.3 million of its liabilities were comprised of subordinated debt with scheduled maturities of greater than one year. To the extent that interest rates decrease in the future, the rates paid on such liabilities could exceed the rates received on new loan originations resulting in a decrease in the Company's spread.

Interest Rate Sensitivity

         The Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of and fluctuations in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various maturities of the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the

Company may be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to originate and purchase loans. A significant decline in interest rates could increase the level of loan prepayments, thereby decreasing the size of the Company's loan servicing portfolio. To the extent that servicing rights and interest only strips have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments could require the Company to write down the value of such servicing rights and interest only strips, adversely impacting earnings during the period of adjustment. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending securitization and the interest paid by the Company for funds borrowed under the Company's warehouse facilities.

         The Company manages its interest rate risk on servicing and interest only strips by requiring prepayment fees on Business Purpose and Home Equity Loans, where permitted by law. Currently, approximately 75% of the Business Purpose Loans and 69% of the Home Equity Loans have prepayment fees.

         The Company manages its interest rate risk on loans in portfolio awaiting securitization by using short sales of Treasury securities.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates. For interest only strips and servicing rights, the table presents principal cash flows and related prepayment assumptions

                                                           Amount Maturing in Years Ending June 30,
                                           --------------------------------------------------------------------

                                             1999          2000          2001          2002          2003
                                           --------      --------      --------      --------      --------
                                                                                    (Dollars in Thousands)
Rate Sensitive Assets

  Interest Only Strips                     $ 21,685      $ 19,785      $ 15,752      $ 13,487      $ 11,805
      Prepayment rate                         3%-24%        9%-24%       13%-24%       13%-24%       13%-24%

  Servicing Rights                         $  2,761      $  4,228      $  4,218      $  3,505      $  2,909
      Prepayment rate                         3%-24%        9%-24%       13%-24%       13%-24%       13%-24%

Rate Sensitive Liabilities

      Fixed interest rate borrowings       $ 62,873      $ 16,406      $  9,960      $  7,824      $  9,208
      Average interest rate                    8.77%         9.62%        10.03%        10.87%        10.58%

      Variable interest rate borrowings    $ 26,488          --            --            --            --
      Average interest rate                    7.04%         --            --            --            --


                                             Amount Maturing in Years Ending June 30,
                                             ----------------------------------------
                                                                              Fair
                                                Thereafter        Total       Value
                                                ---------       --------     --------
Rate Sensitive Assets

  Interest Only Strips                           $100,670      $183,184      $100,426
      Prepayment rate                              13%-24%       13%-24%

  Servicing Rights                               $ 11,799      $ 29,420      $ 18,531
      Prepayment rate                              13%-24%       13%-24%

Rate Sensitive Liabilities

      Fixed interest rate borrowings             $  8,911      $115,182      $115,182
      Average interest rate                         11.19%        10.24%

      Variable interest rate borrowings              --        $ 26,488      $ 26,488
      Average interest rate                          --            7.07%

                                       44

Liquidity and Capital Resources

         The Company's business requires continual access to short and long-term sources of debt financing. The Company's cash requirements arise from loan and lease origination and purchases, advances and funding of overcollateralization requirements in connection with securitizations, repayment of debt upon maturity, payment of operating and interest expenses and capital expenditures.

         The Company continues to rely significantly on securitizations to generate cash for the repayment of debt and to fund its ongoing operations. As a result of the terms of the securitizations, the Company will receive less cash flow from the portfolio of loans and leases securitized than it would otherwise receive absent securitizations. Additionally, pursuant to the terms of the securitizations, the Company will act as the servicer of the loans and leases and in that capacity will be obligated to advance funds in certain circumstances which may create greater demand on the Company's cash flow than either selling or maintaining portfolios of loans and leases.

         Subject to economic, market and interest rate conditions, the Company intends to continue to implement additional securitizations of its loan and lease portfolios. Any delay or impairment of the Company's ability to securitize its loans and leases, as a result of market conditions or otherwise, could adversely affect the Company's results of operations.

         To a limited extent, the Company intends to continue to augment the interest and fee income it earns on its loan and lease portfolios, by selling loans and leases either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         The Company also relies on borrowings such as its subordinated debt and warehouse credit facilities to fund its operations. At June 30, 1998, the Company had a total of $115.2 million of subordinated debt outstanding, including $9.5 million and $127,000 issued by NJMIC and American Business Finance Corporation ("ABFC"), respectively, and available credit facilities totaling $210.0 million, of which $26.5 million was drawn upon at such date.

         Effective October 1, 1997, ABFS assumed $9.9 million of subordinated debt previously issued by NJMIC. Of this amount, $9.5 million was outstanding at June 30, 1998 and included maturity dates ranging from August 1998 to May 2003. In addition during the year ended June 30, 1998, ABFS sold $71.6 million in principal amount of subordinated debt (including redemptions and repurchases by investors) pursuant to a registered public offering with maturities ranging between one day and ten years. As of June 30, 1998, ABFS has approximately $105.5 million of subordinated debt outstanding (exclusive of subordinated debt of its subsidiaries, NJMIC and ABFC). The proceeds of such sales of debt have been used to fund general operating and lending activities. The Company intends to meet its obligation to repay such debt as it matures with income generated through its lending activities. The utilization of funds for the repayment of such obligations should not adversely affect the Company's operations.

         The Company's subsidiaries have an aggregate $100.0 million Interim Warehouse and Security Agreement with Prudential Securities Credit Corporation.

         In July 1997, the Company and certain of its subsidiaries obtained a $110.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A. Under this warehouse facility, the Company may obtain advances, subject to certain conditions, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. The Company's obligations under the facility are collateralized by certain pledged loans and leases and other collateral related there to. The facility also requires the Company to meet certain financial ratios and contains restrictive covenants, including covenants limiting loans to and transactions with affiliates, the insurance of additional debt, and the types of investments that can be made by the Company and its subsidiaries. The facility has a term of two years.

         As of June 30, 1998, the Company had $90.7 million of debt scheduled to mature during the year ending June 30, 1999 which was comprised of maturing subordinated debt, warehouse facilities and other debt incurred in connection with the acquisition of NJMIC. The Company currently expects to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loans and lease sales or securitizations. The Company intends to continue to utilize debt financing to fund its operations in the future. Any failure to renew or obtain adequate finding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans and leases, could have a material adverse effect on the Company's results of operations and financial condition. To the extent the Company is not successful in maintaining or replacing existing financing, it would have to curtail its loan and lease production activities or sell loan and lease production activities or sell loans and leases rather than securitize them, thereby having a material adverse effect on the Company's results of operations and financial condition.

         The Company leases its corporate headquarters facilities under a five-year operating lease expiring in January 2003 at a minimum annual rental of approximately $1.9 million. The lease contains a renewal option for an additional period at increased annual rental. The Company also leases a facility in Roseland, New Jersey which functions as the loan production headquarters for NJMIC and its subsidiaries at an annual rental cost of approximately $575,000. The current lease term expires on July 31, 2003 and contains a renewal option for an additional term of five years at an increased annual rental. In addition, the Company leases branch offices on a short-term basis in various cities throughout the United States. The leases for the branch offices are not material to the Company's operations. See Note 11 of the Notes to Consolidated Financial Statements for information regarding the Company's lease payments.

         Many existing computer programs, including those utilized by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

         In 1997, the Company established its Year 2000 Task Force to assess the Company's Year 2000 issues and to implement the Company's Year 2000 compliance program. Such task force includes members of the Company's Information Technology Department, Finance Department and certain officers of the Company's operating subsidiaries. The Company has completed an initial assessment of its core information technology systems and is in the process of testing the remainder of its information technology systems as well as non-information technology systems, which include the Company's telecommunication systems, business machines and building and premises systems.

         The Company's core applications systems are currently client/server based and hosted by Intel servers or a Unisys mainframe. The Company is currently in the process of replacing all core systems for business functionality and growth reasons which are unrelated to the Year 2000 issue. The Company commenced this replacement process in 1996 and currently anticipates that it will be completed by the end of 1999. It is the Company's intention to have all systems that will be developed or acquired as part of this replacement process to be Year 2000 compliant.

         Based upon the current status of the its Year 2000 compliance program, the Company has targeted the fourth quarter of 1999 for completion of the Year 2000 compliance program. The Company is in the process of developing a contingency plan in the event its systems are not Year 2000 compliant on a timely basis. As part of its Year 2000 compliance program, the Company intends to hire a consultant to validate the Company's assessment of its Year 2000 issue and to assist the Company's internal Information Technology Department in managing the Year 2000 compliance program. The Company currently estimates that the costs directly associated with its Year 2000 compliance program will be approximately $300,000. The funds necessary to complete the Year 2000 compliance program will come from the Company's Information Technology operating budget.

         As part of its Year 2000 compliance program, the Company is contacting and surveying vendors with whom which the Company does a material amount of business to determine whether these parties' systems (to the extent they relate to the Company's business) are subject to Year 2000 issues. The failure of the Company's vendors to convert their systems on a timely basis may have a material adverse effect on the Company's operations. The Company is in the process of developing a contingency plan in the event these vendors are not Year 2000 compliant on a timely basis.

Recent Accounting Pronouncements

         Set forth below are recent accounting pronouncements which may have a future effect on the Company's operations. These pronouncements should be read in conjunction with the significant accounting policies, which the Company has adopted that are set forth in the Note 1 of the Notes to the Company's Consolidated Financial Statements.

         In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which is effective for annual and interim periods ending after December 15, 1997, and requires retroactive application to all periods presented. It supersedes the presentation of basic earnings per Share, which does not consider the effect of common stock equivalents. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. The adoption of this standard did not have a material effect on the Company's net income per share in years ended June 30, 1998, 1997 and 1996.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently, the Company does not have any items which would be required to be reported under SFAS No. 130. See Note 1 to the Company's Consolidated Financial Statements.

         In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of and Enterprise Related Information" which is effective for financial statements issued for years beginning after December 15, 1997. This statement established standards for the method that public entities report information about operating segment in annual financial statements and requires that those enterprises report selected information about operating results in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.

         SFAS No. 133 amends SFAS No. 52 "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80 "Accounting for Futures Contracts, Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119 "Disclosure and Derivative Financial Instruments and Fair Value of Financial Instruments." Such statement also amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS No. 133 also nullifies or modifies the consensus reached on a number of issues addressed by the Emerging Issues Task Force.

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter following June 15, 1999. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This statement should not be applied retroactively to financial statements of prior periods. The Company has not completed an analysis of the potential effects of SFAS No. 133 on the Company's financial condition and results of operations. See Note 1 to the Company's Consolidated Financial Statements.

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


Item 7.           Financial Statements



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Report of Independent Certified Public Accountants........................50

Consolidated Balance Sheets...............................................51

Consolidated Statements of Income.........................................53

Consolidated Statements of Stockholders' Equity...........................54

Consolidated Statements of Cash Flows.....................................55

Notes to Consolidated Financial Statements...............................58-83

Report of Independent Certified Public Accountants



American Business Financial Services, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of American Business Financial Services, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income and stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the each of the years in the three year period ended June 30, 1998 in conformity with generally accepted accounting principles.




/s/ BDO Seidman, LLP
----------------------------
Philadelphia, Pennsylvania
September 11, 1998

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets





June 30,                                                                             1998                    1997
--------------------------------------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                                $      4,485,759        $      5,013,936
Loan and lease receivables, net
     Available for sale                                                        62,381,973              35,711,821
     Other                                                                      4,096,554               1,143,566
Interest only strips and other receivables                                    100,736,564              39,644,161
Prepaid expenses                                                                2,572,182               1,181,654
Property and equipment, net                                                     7,784,663               2,863,345
Other assets                                                                   44,493,365              18,430,049
--------------------------------------------------------------------------------------------------------------------

Total assets                                                             $    226,551,060        $    103,988,532
--------------------------------------------------------------------------------------------------------------------

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets



June 30,                                                                             1998                    1997
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities
     Subordinated debt and notes payable                                 $    144,584,819        $     56,486,229
     Accounts payable and accrued expenses                                     15,563,254               6,081,630
     Deferred income taxes                                                     10,863,538               4,630,981
     Other liabilities                                                         12,797,283               5,877,664
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                             183,808,894              73,076,504
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, par value $.001
         Authorized, 1,000,000 shares
         Issued and outstanding, none
     Common stock, par value $.001
         Authorized, 9,000,000 shares
         Issued and outstanding, 3,523,406 shares in 1998
              and 3,503,166 shares in 1997                                          3,523                   3,503
     Additional paid-in capital                                                23,255,957              22,669,477
     Retained earnings                                                         20,082,718               8,839,080
--------------------------------------------------------------------------------------------------------------------

                                                                               43,342,198              31,512,060
     Note receivable                                                             (600,032)               (600,032)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                     42,742,166              30,912,028
--------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                               $    226,551,060        $    103,988,532
--------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                               Consolidated Statements of Income





Year ended June 30,                                                  1998                1997                1996
--------------------------------------------------------------------------------------------------------------------

Revenues
     Gain on sales of loans                               $    41,316,062    $     20,042,579    $      8,720,776
     Interest and fees                                         17,386,098           5,583,432           3,244,539
     Servicing income                                           2,128,011             803,476             106,177
     Other income                                                 156,521              52,266              22,824
--------------------------------------------------------------------------------------------------------------------

Total revenues                                                 60,986,692          26,481,753          12,094,316
--------------------------------------------------------------------------------------------------------------------

Expenses
     Interest                                                  13,189,832           5,174,925           2,667,858
     Provision for credit losses                                  491,168             105,941             396,811
     Employee-related costs                                     5,029,603           1,618,479           1,203,260
     Sales and marketing                                       14,237,316           6,964,074           2,685,173
     General and administrative                                10,149,060           3,616,647           2,020,551
--------------------------------------------------------------------------------------------------------------------

Total expenses                                                 43,096,979          17,480,066           8,973,653
--------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                       17,889,713           9,001,687           3,120,663

Provision for income taxes                                      6,435,297           3,061,854             801,967
--------------------------------------------------------------------------------------------------------------------

Net income                                                $    11,454,416    $      5,939,833    $      2,318,696
--------------------------------------------------------------------------------------------------------------------

Earnings per common share
     Basic                                                $          3.26    $           2.13    $           1.01
--------------------------------------------------------------------------------------------------------------------

     Diluted                                              $          3.13    $           2.05    $           1.01
--------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity





Years ended June 30, 1998, 1997 and 1996
---------------------------------------------------------------------------------------------------------------------------

                                       Common Stock           Additional                                           Total
                                  -----------------------
                                    Number of                    Paid-In      Retained           Note      Stockholders'
                                       Shares     Amount         Capital      Earnings     Receivable             Equity
---------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1995               2,128,154   $  2,128   $   1,331,892 $     809,394  $          --    $     2,143,414

Options exercised                     225,012        225         599,807            --       (600,032 )               --

Cash dividends
     ($.03 per share)                      --         --              --       (70,595 )           --            (70,595)

Net income                                 --         --              --     2,318,696             --          2,318,696
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996              2,353,166      2,353       1,931,699     3,057,495       (600,032 )        4,391,515

Common stock issued
     in acquisition                 1,150,000      1,150      20,737,778            --             --         20,738,928

Cash dividends
     ($.06 per share)                      --         --              --      (158,248)            --           (158,248)

Net income                                 --         --              --     5,939,833             --          5,939,833
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997              3,503,166      3,503      22,669,477     8,839,080       (600,032 )       30,912,028

Common stock issued
     in acquisition                    20,240         20         499,980            --             --            500,000

Nonemployee options                        --         --          86,500            --             --             86,500

Cash dividends
     ($.06 per share)                      --         --              --      (210,778 )           --           (210,778)

Net income                                 --         --              --    11,454,416             --         11,454,416
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998              3,523,406   $  3,523   $  23,255,957 $  20,082,718  $    (600,032 )  $    42,742,166
---------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows


Year ended June 30,                                                        1998               1997                1996
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
     Net income                                              $       11,454,416   $      5,939,833    $      2,318,696
     Adjustments to reconcile net income to
         net cash (used in) operating activities
              (Gain) on sales of loans/leases                       (41,316,052 )      (20,051,241 )        (8,685,463 )
              Amortization of origination fees
                  and costs                                              68,257            419,620             305,136
              Amortization of servicing rights                        1,651,522            520,670              69,489
              Provision for credit losses- loans/leases                 491,168            105,941             396,811
              Provision for credit losses-securitizations             2,089,674          1,048,725             284,417

              Provision for credit losses acquired from               1,916,029                 --                  --
                     subsidiary
              Accounts written off                                     (667,339 )         (96,639)           (129,063)

              Non employee stock options                                 86,500                 --                 --

              Depreciation and amortization
                  of property and equipment                           1,669,263            513,323             318,493
              Amortization of financing and
                  organization costs                                  1,171,110            537,653             505,012
              Amortization of goodwill                                  779,880                 --                  --

     Loans and leases originated                                   (486,196,294 )     (136,357,451 )       (54,505,000 )
     Proceeds from sales of loans and leases                        477,610,052        143,571,512          52,093,789
     (Decrease) increase in accrued interest and
            fees on loan and lease receivables                        6,164,413         (1,288,364 )          (268,010 )
     (Increase) in other receivables                                (55,135,729 )      (23,636,513 )        (9,902,163 )
     (Increase) in prepaid expenses                                  (1,390,528 )       (1,266,059 )          (747,114 )
     (Increase) in other assets                                     (12,808,155 )       (6,945,626 )          (832,991 )
     Increase in accounts payable and
            accrued expenses                                          9,198,856          2,949,461           2,014,259
     Increase in deferred income taxes                                5,333,351          3,124,710             801,967
     Increase in other liabilities                                    6,455,008          4,000,858           1,491,565
------------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                             (71,374,598 )      (26,909,587 )       (14,470,170 )
------------------------------------------------------------------------------------------------------------------------



Year ended June 30,                                                   1998                1997               1996
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Leases originated for portfolio                     $              --   $      (8,003,561 ) $     (5,967,812 )

     Loan and lease payments received                           19,003,398           4,554,535          4,549,979
     Purchase of property and equipment                         (4,085,081 )        (1,737,695 )       (1,022,926 )
     Decrease in securitization gain receivable                  2,883,685             106,752             58,693
     Principal receipts on investments                             101,015              81,383             33,307
     Initial overcollateralization of loans                     (5,378,000 )        (3,450,000 )               --
     Purchase of investments                                    (2,986,268 )        (5,000,000 )               --
     Sale of investments                                         5,000,000                  --                 --
     Purchase of subsidiary, net                                (9,585,603 )                --                 --
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities              4,953,146         (13,448,586 )       (2,348,759 )
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Financing costs incurred                                   (2,040,979 )        (1,052,667 )         (662,950 )
     Net proceeds of (principal payments on)
         revolving lines of credit                              19,750,032          (2,348,465 )        2,348,465
     Principal payments on capital leases                         (445,221 )                --                 --
     Dividends paid                                               (210,778 )          (158,248 )          (70,595 )
     Principal payments on note payable, other                          --             (18,457 )           (5,605 )
     Proceeds from issuance of subordinated
         debentures                                             73,883,893          33,991,099         19,687,962
     Principal payments on subordinated
         debentures                                            (25,043,672 )       (11,125,350 )       (3,867,447 )
     Proceeds from public offering, net of related
         costs                                                          --          20,738,928                 --
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                       65,893,275          40,026,840         17,429,830
--------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in
     cash and cash equivalents                                    (528,177 )          (331,333 )          610,901

Cash and cash equivalents, beginning of year                     5,013,936           5,345,269          4,734,368
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                   $       4,485,759   $       5,013,936   $      5,345,269
--------------------------------------------------------------------------------------------------------------------




Year ended June 30,                                                   1998                1997               1996
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                        $      10,646,980   $       2,875,620   $      1,183,745
--------------------------------------------------------------------------------------------------------------------

         Income taxes                                    $          50,000   $              --   $         78,475
--------------------------------------------------------------------------------------------------------------------

     Reclassification of other assets, leased
         equipment to property and equipment             $              --   $         186,077   $         60,784
--------------------------------------------------------------------------------------------------------------------

     Reclassification of prepaid expenses to
         other assets                                    $              --   $       1,425,565   $             --
--------------------------------------------------------------------------------------------------------------------

Supplemental schedules of noncash investing and financing activities
     During the fiscal year ended June 30, 1996, stock options for 225,012 shares of common stock were exercised. Shares with a total price of $600,032 were issued in exchange for a note receivable of the same amount.


     Noncash transactions recorded in connection with acquisition of subsidiary
         (Decrease) in acquisition debt                         (3,418,413 )                --                 --
         Decrease in loan and lease receivables                  3,418,413                  --                 --



      See accompanying notes to consolidated financial statements.

                                                    American Business Financial
                                                Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


1.     Summary of                 Business
       Significant
       Accounting                 American  Business  Financial  Services,   Inc.  ("ABFS"),   together  with  its
       Policies                   subsidiaries  (the "Company"),  is a financial service  organization  engaged in the business of originating (including
                                  purchasing), selling, and servicing consumer
                                  and business mortgage loans, and business
                                  equipment leases. The majority of the
                                  Company's loans are made to owners of
                                  single-family residences who use the loan
                                  proceeds for such purposes as debt
                                  consolidation and financing home improvements.
                                  Leases are originated for business equipment
                                  primarily to owners of small businesses or
                                  professionals. The Company sells loans and
                                  leases to investors or securitizes them in
                                  trusts. A significant portion of the loans and
                                  leases are securitized, with the Company
                                  retaining the right to service them. The
                                  Company's business may be affected by many
                                  factors, including real estate and other asset
                                  values, the level and fluctuation of interest
                                  rates, changes in the securitization market
                                  and competition.

                                  Basis of Financial Statement Presentation

                                  The consolidated financial statements include the accounts of ABFS and its subsidiaries, all of which are wholly owned. The consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, among other things, estimated prepayment and discount rates on loans and leases sold with servicing retained, estimated servicing revenues and costs, valuation of collateral owned and determination of the allowance for credit losses.

                                  Acquisition

                                  Effective October 1, 1997, the Company
                                  acquired all of the issued and outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consisted of $11,000,000 in cash, $5,000,000 in notes payable to the selling stockholders, and the issuance of 20,240 shares of ABFS common stock, and includes contingent payments of up to $4,000,000 if NJMIC achieves certain performance targets over a three year period. The acquisition was accounted for as a purchase transaction and resulted in the recognition of approximately $16,900,000 of goodwill, which is being amortized using the straight-line method over 15 years and is included in other assets. Any contingent payments will result in an increase in the amount of recorded goodwill.

                                  Cash and Cash Equivalents

                                  Cash equivalents consist of short-term debt instruments purchased with an initial maturity of three months or less.

                                  Loan and Lease Receivables

                                  Loans and leases held for sale are loans and leases the Company plans to sell or securitize and are carried at the lower of aggregate cost (principal balance, including unamortized origination costs/fees) or market value. Market value is determined by quality of credit risk, types of loans originated, current interest rates, economic conditions, etc.

                                  Allowance for Credit Losses

                                  The allowance for credit losses is based upon the Company's estimate of expected collectibility of loans and leases serviced. The allowance is increased by periodic charges to operations in amounts sufficient to maintain the allowance at a level considered adequate to cover anticipated losses resulting from liquidation of outstanding loans and leases, and is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral value.

                                  Residual Interests

                                  The Company securitizes a majority of loans held for sale in a trust. A trust is a multiclass security which derives its cash flows from a pool of mortgages. The regular interests of a securitization trust are sold, and the residual interests are retained by the Company. The securitization documents require the Company to establish initial overcollateralization and/or build overcollateralization levels through retention of distributions by the trust otherwise payable to the Company as holder of the residual interest. This overcollateralization causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding regular interests. The excess amounts serve as credit enhancement for the regular interests of the trust.

                                  The Company classifies residual interests as trading securities, which are carried at fair value. Valuations at origination and at each reporting period are based on a discounted cash flow analysis. The cash flows are estimated as the excess of the coupon on each mortgage loan in the pool of underlying mortgages over the sum of the pass-through interest rates on the regular interests of the related securitization trust, servicing fees, trustee fees and insurance fees. The cash flows are calculated using a discount rate commensurate with the risk involved and include assumptions about prepayments.

                                  Servicing Rights

                                  Upon the securitization of servicing retained loans, the Company capitalizes the costs associated with the right to service such loans based on their relative fair value. The fair value is determined based on the present value of estimated net future cash flows related to servicing income. Assumptions used to value servicing rights are consistent with those used to value residual interests. The cost allocated to the servicing rights is amortized in proportion to, and over the period of, estimated future servicing fee income.

                                  The Company capitalized $12,041,089 and
                                  $7,216,167 of servicing rights during the years ended June 30, 1998 and 1997, respectively. During the same periods, amortization of servicing rights was $1,651,522 and $520,670, respectively. The
                                  Company periodically reviews servicing rights for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans, which consist of loan type, loan-to-value ratio and credit quality. The Company generally makes loans to credit-impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit-impaired borrowers are payment sensitive rather than interest rate sensitive. As such, the Company does not consider interest rates a predominant risk characteristic for purposes of valuation impairments. Impairments are recognized in a valuation allowance for each disaggregated stratum in the period of impairment. At June 30, 1998 and 1997, the servicing rights approximated fair value.

                                  Property and Equipment

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

                                  Investments Held to Maturity

                                  Investments classified as held to maturity consist of asset-backed securities that the Company has the positive intent and ability to hold to maturity. These investments are stated at amortized cost, which approximates market.

                                  Property Held for Sale

                                  Property held for sale consists of property acquired by foreclosure or in settlement of loan and lease receivables, and is carried at the lower of carrying value or fair value less estimated costs to sell.

                                  Revenue Recognition

                                  The Company derives its revenue principally from gains on sales of loans, interest and fees on loans and leases, and servicing income.

                                  Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the residual interest and the servicing rights retained by the Company based upon their relative fair values.

                                  An allowance for credit losses equal to 1% of loans securitized is established at the time of securitization and evaluated periodically for adequacy.

                                  The following chart presents certain
                                  weighted-average estimates used in the initial recording of the interest-only strips receivable:


                                   Year ended June 30,                                   1998              1997
                                   -------------------------------------------------------------------------------

                                   Discount rates
                                       Home equity loans                                11.0%             11.0%
                                       Business purpose loans                           11.0%             11.0%

                                   Prepayment rates
                                       Home equity loans (1) and (2)             2.0% - 24.0%      2.0% - 24.0%
                                       Business purpose loans (1) and (3)        3.0% - 13.0%      3.0% -  9.5%
                                   -------------------------------------------------------------------------------


                                  (1) Represents an annual prepayment rate (HEP/CPR).

                                  (2) Ramped over twelve months.

                                  (3) Ramped over twenty-four months.

                                  The net carrying value of loans is equal to their principal balance and unamortized origination costs/fees.

                                  Interest income from loan and lease
                                  receivables is recognized using the interest method. Accrual of interest income is suspended when the receivable is contractually delinquent for 90 days or more. The accrual is resumed when the receivable becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review of receivables will cause earlier suspension if collection is doubtful.

                                  Servicing income is recorded as earned.

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

                                  Recent Accounting Pronouncements

                                  In February 1997, the Financial Accounting
                                  Standards Board ("FASB") issued Statement of
                                  Financing Accounting Standards ("SFAS") No.
                                  128, "Earnings Per Share," which is effective for annual and interim periods ending after December 15, 1997 and requires retroactive application to all periods presented. It supersedes the presentation of basic earnings per share ("EPS"), which does not consider the effect of common stock equivalents. The computation of diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. The adoption of this standard did not have a material effect on the Company's net income per share for the years ended June 30, 1998 and 1997.

                                  In June 1997, the FASB issued SFAS No. 130,
                                  "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently, the Company does not have any items which would be required to be reported under SFAS No. 130.

                                  In June 1997, the FASB issued SFAS No. 131,
                                  "Disclosures about Segments of an Enterprise and Related Information," which is effective for financial statements issued for years beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating results in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

                                  In June 1998, the FASB issued SFAS No. 133,
                                  "Accounting for Derivative Instruments and
                                  Hedging Activities." This statement
                                  establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency denominated forecasted transaction.

                                  SFAS No. 133 amends SFAS No. 52, "Foreign
                                  Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include the disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS No. 133 also nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force.

                                  SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. This statement should not be applied retroactively to financial statements or prior periods.

                                  Reclassifications

                                  Certain amounts in the 1997 and 1996
                                  consolidated financial statements have been reclassified to conform to the 1998 presentation.


2.     Loan and Lease
       Receivables                 June  30,                                        1998               1997
                                  --------------------------------------------------------------------------------

                                   Real estate secured loans               $     47,971,399    $     24,581,475
                                   Leases (net of unearned income
                                       of $1,845,076 and $1,986,487)
                                                                                 11,401,104           8,970,238
                                   Other loans                                           --              32,075
                                   Unamortized origination
                                       costs/fees                                 4,087,636           2,466,342
                                   -------------------------------------------------------------------------------

                                                                                 63,460,139          36,050,130
                                   Less allowance for credit losses
                                       on loans and leases not sold               1,078,166             338,309
                                   -------------------------------------------------------------------------------

                                                                           $     62,381,973    $     35,711,821
                                   -------------------------------------------------------------------------------

                                  Real estate secured loans have contractual maturities of up to 30 years. Real property of the borrower is usually pledged as collateral.

                                  The Company sells real estate secured loans in securitizations with servicing retained. Under terms of the sales, the purchasers have limited recourse ($5,638,653 at June 30, 1998) should certain amounts of the loans prove to be uncollectible. At June 30, 1998, the principal balance of receivables securitized was approximately $473,000,000.

                                  At June 30, 1998, the accrual of interest income was suspended on real estate secured loans of $718,917. Based on its evaluation of the collateral related to these loans, the Company expects to collect all contractual interest and principal.

                                  Substantially all of the leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

                                  Other receivables consist primarily of accrued interest, repurchased loans and advances.

                                  The serviced loan and lease portfolio, which includes loans and leases sold to investors and those retained by the Company, is as follows:

                                   June 30,                                                1998           1997
                                   -------------------------------------------------------------------------------
                                                                                          (In Thousands)

                                   Home equity loans                               $    349,685    $    98,179
                                   Business purpose loans                               101,250         68,979
                                   Equipment leases                                     108,463          9,461
                                   Other                                                     --             32
                                   -------------------------------------------------------------------------------

                                                                                   $    559,398    $   176,651
                                   -------------------------------------------------------------------------------

3.     Allowance for
       Credit Losses                                                Portfolio     Securitizations       Total
                                  --------------------------------------------------------------------------------

                                   Balance, July 1, 1995        $     62,258      $     93,000     $    155,258
                                   Provision for credit
                                       losses                        396,811           284,417          681,228
                                   Accounts written off             (129,062 )              --         (129,062 )
                                   -------------------------------------------------------------------------------

                                   Balance, June 30, 1996            330,007           377,417          707,424
                                   Provision for credit
                                       losses                        105,941         1,048,725        1,154,666
                                   Accounts written off              (97,639 )              --          (97,639 )
                                   -------------------------------------------------------------------------------

                                   Balance, June 30, 1997            338,309         1,426,142        1,764,451
                                   Acquired through
                                       acquisition                   916,029         1,000,000        1,916,029
                                   Provision for credit
                                       losses                        491,168         2,089,674        2,580,842
                                   Accounts written off             (667,339 )              --         (667,339 )
                                   -------------------------------------------------------------------------------

                                   Balance, June 30, 1998       $  1,078,167      $  4,515,816    $   5,593,983
                                   -------------------------------------------------------------------------------



4.     Interest Only Strips and
       Other                      June   30,                                           1998              1997
       receivables                --------------------------------------------------------------------------------

                                   Sales of loans                            $       2,552,478  $       960,136
                                   Loan fees                                         1,199,566          246,294
                                   Interest-only strips (net of
                                        Allowance for credit losses of
                                       $4,515,816 and $1,426,142)                   95,912,759       37,507,191
                                   Other                                             1,071,761          930,540
                                   -------------------------------------------------------------------------------

                                                                             $     100,736,564  $    39,644,161
                                   -------------------------------------------------------------------------------

                                  Interest-only strips include
                                  overcollateralized balances which represent undivided interests in the securitizations purchased to provide credit enhancements to the investors. At June 30, 1998 and 1997, overcollateralized principal balances were $25,315,523 and $9,059,249, respectively.

                                  The activity in the interest-only strip
                                  receivables is summarized as follows:

                                   Year ended June 30,                                 1998                1997
                                   -------------------------------------------------------------------------------

                                   Balance, beginning of year              $     38,933,333    $     13,447,674
                                   Initial recognition of
                                       interest-only strips                      64,378,927          25,749,704
                                   Net amortization                              (2,883,685 )          (264,045 )
                                   -------------------------------------------------------------------------------

                                   Balance, end of year                    $    100,428,575    $     38,933,333
                                   -------------------------------------------------------------------------------



5.     Property and
       Equipment                  June  30,                                           1998              1997
                                  --------------------------------------------------------------------------------

                                   Computer equipment and software             $     5,382,963   $    2,247,786
                                   Office furniture and equipment                    5,527,080        1,641,572
                                   Leasehold improvements                            1,101,872          293,098
                                   Transportation equipment                            216,508           32,745
                                   -------------------------------------------------------------------------------

                                                                                    12,228,423        4,215,201
                                   Less accumulated depreciation
                                       and amortization                              4,443,760        1,351,856
                                   -------------------------------------------------------------------------------

                                                                               $     7,784,663   $    2,863,345
                                   -------------------------------------------------------------------------------



6.     Other Assets
                                  June 30,                                               1998             1997
                                  --------------------------------------------------------------------------------

                                   Deposits                                     $       146,455 $       263,165
                                   Financing costs, debt offerings, net
                                       of accumulated amortization of
                                       $2,891,349 and $1,721,764                      2,524,865       1,653,471
                                   Investments held to maturity
                                       (mature in June 2002 through April
                                       2011)                                          5,638,653       2,753,400
                                   Investments held for sale (U.S.
                                       Treasury note due June 30, 1999)                      --       5,000,000
                                   Foreclosed property held for sale                    715,763         605,177
                                   Servicing rights                                  18,472,576       8,083,008
                                   Goodwill, net of accumulated
                                       amortization of $779,880                      16,151,053              --
                                   Other                                                844,000          71,828
                                   -------------------------------------------------------------------------------

                                                                                $    44,493,365 $    18,430,049
                                   -------------------------------------------------------------------------------



7.     Subordinated Debt
       and Notes Payable           June   30,                                           1998            1997
                                  --------------------------------------------------------------------------------

                                   Subordinated debt, due July 1998 through
                                   October 1998; interest at rates ranging from
                                   8% to 12%, payable quarterly; subordinated to
                                   all of the Company's senior indebtedness.
                                                                             $         127,000  $     1,077,721

                                   Subordinated debt, due July 1998 through June
                                   2008, interest at rates ranging from 7.0% to
                                   10.5%; subordinated to all of the Company's
                                   senior indebtedness.                            105,524,694       55,408,508

                                   Note payable, $100,000,000 revolving line of
                                   credit expiring September 1998; interest at
                                   LIBOR plus 1.25%, payable monthly;
                                   collateralized by loan and lease receivables.
                                                                                      530,735                --

                                   Senior subordinated debt, due July 1998
                                   through July 2002; interest at 12%, payable
                                   monthly; subordinated to subsidiary's senior
                                   debt.
                                                                                    3,000,000                --

                                   Note payable, $110,000,000 revolving line of
                                   credit expiring July 1999; interest at rates
                                   ranging from LIBOR plus 1.375% to LIBOR plus
                                   2%; collateralized by loan and lease
                                   receivables.                                    25,957,616                --



                                   June 30,                                              1998              1997
                                   -------------------------------------------------------------------------------

                                   Subordinated debt, due August 1998 through
                                   May 2003; interest rates ranging from 9% to
                                   11.26%; subordinated to all of the Company's
                                   senior indebtedness.                      $      6,529,854   $            --

                                   Note payable, acquisition, due October 1998
                                   through October 2000; interest at 8%, payable
                                   monthly.
                                                                                    2,914,920                --
                                   -------------------------------------------------------------------------------

                                                                             $    144,584,819   $    56,486,229
                                   -------------------------------------------------------------------------------

                                  Principal  payments on debt for the next five years are as follows:  year ending
                                  June 30,  1999 -  $90,695,018;  2000 - $17,154,414;  2001 - $10,793,804;  2002 -
                                  $8,824,417 and 2003 - $9,208,389.

                                  The loan agreements provide for certain
                                  covenants regarding net worth and financial matters. At June 30, 1998, the Company is in compliance with terms of the loan covenants.

8.     Common and                 In May 1996, the stockholders approved an
       Preferred Stock            amended and restated Certificate of
                                  Incorporation which increased the authorized
                                  common shares from 5,000,000 to 9,000,000 and
                                  established a class of preferred shares with
                                  1,000,000 shares authorized.

                                  In February 1997, the Company sold 1,150,000 shares of common stock through a public offering, resulting in net proceeds of $20,738,928.



9.     Stock Options              In May 1996, the stockholders  approved a nonemployee director stock option plan
                                  (the  "1995  Plan")  which  authorizes  the grant to  nonemployee  directors  of options  to  purchase  135,000  shares of common  stock at a price  equal to the market  price of the stock at the date of grant.  Options are fully  vested when granted and expire 10 years after grant. At June 30,  1998,  25,000 options were available  for future  grants under the 1995 Plan.  Transactions  under the 1995
                                  Plan were as follows:

                                                                             Number of         Weighted-Average
                                                                                Shares           Exercise Price
                                   -------------------------------------------------------------------------------

                                   Options granted and outstanding,
                                       June 30, 1996                            90,000                $    5.00

                                   Options granted                              20,000                    17.75

                                   Options exercised                                --                       --
                                   -------------------------------------------------------------------------------

                                   Options outstanding,
                                       June 30, 1998 and 1997                  110,000                $    7.32
                                   -------------------------------------------------------------------------------

                                  In December 1997, the stockholders approved a nonemployee director stock option plan (the
                                  "1997 Plan") which authorizes the grant to nonemployee directors of options to purchase
                                  120,000 shares of common stock at a price equal to the market price of the stock at date of grant. Each nonemployee director shall be automatically granted (subject to Board of Directors' approval) an option to purchase
                                  5,000 shares of common stock on October 1 of each year commencing October 1, 1997 for a period of three years. Options are fully vested when granted and expire three years after grant. At June 30, 1998, 100,000 options were available for future grants under the 1997 Plan. Transactions under the 1997 Plan were as follows:

                                                                             Number of         Weighted-Average
                                                                                Shares           Exercise Price
                                   -------------------------------------------------------------------------------

                                   Options granted and outstanding,
                                       June 30, 1998                            20,000              $     23.25
                                   -------------------------------------------------------------------------------

                                  The Company has an employee stock option plan which authorizes the grant to employees of options to purchase 560,000 shares of common stock at a price equal to the market price of the stock at the date of grant. Options are either fully vested when granted or vested over a five-year period and expire 5 to 10 years after grant. At June 30, 1998, 14,988 shares were available for future grants under this plan. Transactions under the plan were as follows:


                                                                             Number of         Weighted-Average
                                                                                Shares           Exercise Price
                                   -------------------------------------------------------------------------------

                                   Options outstanding, July 1, 1995           268,512             $       2.67

                                   Options granted                              22,500                     5.00

                                   Options exercised                          (225,012 )                   2,67
                                   -------------------------------------------------------------------------------

                                   Options outstanding, June 30, 1996           66,000                     3.46

                                   Options granted                             161,500                    19.93
                                   -------------------------------------------------------------------------------

                                   Options outstanding, June 30, 1997          227,500                    15.15

                                   Options granted                             101,500                    24.10

                                   Options canceled                              9,000                    20.49
                                   -------------------------------------------------------------------------------

                                   Options outstanding,
                                       June 30, 1998                           320,000             $      19.00
                                   -------------------------------------------------------------------------------

                                  The following tables summarize information about stock options outstanding at June 30,1998:


                                                                Options Outstanding
                                   -------------------------------------------------------------------------------

                                                                                 Weighted
                                                                                Remaining
                                   Range of               Number              Contractual      Weighted-Average
                                   Exercise Prices        of Shares         Life in Years        Exercise Price
                                   of Options
                                   -------------------------------------------------------------------------------

                                   $ 2.67 - $ 5.00           66,000                   2.0           $      3.46
                                   $17.75 - $20.00          155,000                   8.1                 19.93
                                   $20.50 - $27.00           99,000                   8.9                 24.10
                                   -------------------------------------------------------------------------------

                                                            320,000                   7.1           $     19.00
                                   -------------------------------------------------------------------------------

                                                                Options Exercisable
                                   -------------------------------------------------------------------------------

                                                                                 Weighted
                                                                                Remaining
                                   Range of               Number              Contractual      Weighted-Average
                                   Exercise Prices        of Shares         Life in Years        Exercise Price
                                   of Options
                                   -------------------------------------------------------------------------------

                                   $ 2.67 - $ 5.00           66,000                   2.0             $    3.46
                                   $17.75                     5,000                   3.3                 17.75
                                   $18.50                       500                   4.8                 18.50
                                   $20.00                    29,500                   4.6                 20.00
                                   $24.25                     5,000                   2.3                 24.25
                                   -------------------------------------------------------------------------------

                                                            106,000                   2.8             $    9.79
                                   -------------------------------------------------------------------------------

                                  In September 1995, options for 225,012 shares were exercised at $2.67 per share by an officer of the Company. The purchase price of $600,032 was advanced to the officer by the Company. The loan is due in September 2005 (earlier if the stock is disposed of) with interest only at 6.46%, payable annually. The loan was secured by 450,012 shares of the Company's stock (at the date of exercise, market value of collateral was approximately $1,200,000), subsequently reduced to 225,012 shares, and is shown as a reduction of stockholders' equity on the accompanying balance sheet.

                                  On July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires either the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans, or the impact of such fair value on net income and EPS be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will continue such accounting under the provisions of APB Opinion No. 25.

                                  Had compensation cost for the plan been
                                  determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below:


                                   June 30,                               1998             1997            1996
                                   -------------------------------------------------------------------------------

                                   Net income
                                       As reported              $   11,454,416    $   5,939,833   $   2,318,696
                                       Pro forma                    10,956,709        5,360,818       2,293,278

                                   EPS - basic
                                       As reported                    $   3.26         $   2.13        $   1.01
                                       Pro forma                          3.12             1.93            1.00

                                   EPS - diluted
                                       As reported                    $   3.13         $   2.05        $   1.01
                                       Pro forma                          2.99             1.85            1.00


                                  The fair value of each option grant is
                                  estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                   June 30,                             1998               1997            1996
                                   -------------------------------------------------------------------------------

                                   Expected volatility                   30%                30%             25%
                                   Expected life                   5-10 yrs.          5-10 yrs.          5 yrs.
                                   Risk-free interest rate       5.39%-6.17%        6.31%-6.90%     5.77%-6.01%


10. Income Taxes The provision for income taxes consists of the following:

                                   Year ended June 30,                    1998            1997             1996
                                   -------------------------------------------------------------------------------

                                   Current
                                       Federal                   $   1,087,446   $          --    $          --
                                   -------------------------------------------------------------------------------

                                   Deferred
                                       Federal                       5,347,851       3,061,854          858,617
                                       State                                --              --          (56,650 )
                                   -------------------------------------------------------------------------------

                                                                     5,347,851       3,061,854          801,967
                                   -------------------------------------------------------------------------------

                                                                 $   6,435,297   $   3,061,854    $     801,967
                                   -------------------------------------------------------------------------------

                                  The current provision for federal income taxes for the years ended June 30, 1998, 1997 and 1996 is net of the tax benefit of approximately -0-, $533,000 and $249,000, respectively, from the utilization of net operating loss carryforwards.

                                  The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of the following:


                                   Year ended June 30,                                     1998            1997
                                   -------------------------------------------------------------------------------

                                   Deferred income tax assets
                                       Allowance for credit losses              $     1,211,657  $      599,914
                                       Net operating loss carryforwards               5,776,717       1,888,688
                                       Loan and lease receivables                       659,607         291,379
                                   -------------------------------------------------------------------------------

                                                                                      7,647,981       2,779,981
                                   Less valuation allowance                           5,776,717       1,888,688
                                   -------------------------------------------------------------------------------

                                                                                      1,871,264         891,293
                                   -------------------------------------------------------------------------------

                                   Deferred income tax liabilities
                                       Loan and lease origination
                                            costs/fees, net                           1,252,436         784,156
                                       Book over tax basis of property
                                            and equipment                               741,255         372,688
                                       Other receivables                              8,396,440       1,706,642
                                       Servicing rights                               2,344,671       2,658,788
                                   -------------------------------------------------------------------------------

                                                                                     12,734,802       5,522,274
                                   -------------------------------------------------------------------------------

                                   Net deferred income taxes                    $    10,863,538  $    4,630,981
                                   -------------------------------------------------------------------------------

                                  The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company which are not presently expected to be utilized.

                                  A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows:


                                   Year ended June 30,                    1998            1997             1996
                                   -------------------------------------------------------------------------------

                                   Federal income tax at
                                       statutory rates           $   6,082,502   $   3,061,854    $   1,061,005
                                   Nondeductible items                 348,613              --           13,545
                                   Other, net                            4,182              --         (272,583 )
                                   -------------------------------------------------------------------------------

                                                                 $   6,435,297   $   3,061,854    $     801,967
                                   -------------------------------------------------------------------------------

                                  For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $45,000,000 available to reduce future state income taxes for various states as of June 30, 1998. If not used, substantially all of the carryforwards will expire at various dates from June 30, 1999 to June 30, 2001.


11.    Commitment                 Lease Commitment
       and
       Contingencies              As of June 30, 1998, the Company leases
                                  property under noncancelable operating leases
                                  requiring minimum annual rentals as follows:

                                   Year ending June 30,                                                  Amount
                                   -------------------------------------------------------------------------------

                                       1999                                                   $       2,944,541
                                       2000                                                           2,914,744
                                       2001                                                           2,883,623
                                       2002                                                           2,702,012
                                       2003                                                           1,857,163
                                       Thereafter                                                        48,058
                                   -------------------------------------------------------------------------------

                                                                                              $      13,350,141
                                   -------------------------------------------------------------------------------

                                  Employment Agreements

                                  The Company entered into employment
                                  agreements, as amended, with three executives under which they are entitled to annual base compensation of $800,000, collectively, adjusted for increases in the Consumer Price Index and merit increases for one executive. The agreements terminate upon: (a) the earlier of the executive's death, permanent disability, termination of employment for cause, voluntary resignation (except that no voluntary resignation may occur prior to February 2000) or 70th birthday; or (b) the later of the fifth anniversary of the agreement or from three to five years from the date of notice to the executive of the Company's intention to terminate the agreement.

                                  In addition, the executives are entitled to a cash payment equal to 299% of the last five years average annual compensation in the event of a "change in control," as defined in the agreement, and two of the executives are entitled to all of the compensation discussed above.

                                  The Company has entered into employment
                                  agreements with two other executives under which they are entitled to minimum annual base compensation of $350,000, collectively. These agreements terminate upon the earlier of the executive's death, permanent disability, termination for cause, voluntary resignation or three years.

12.    Fair Value of              No market exists for certain of the Company's
       Financial                  assets and liabilities. Therefore, fair value
       Instruments                estimates are based on judgments regarding
                                  credit risk, investor expectation of future economic conditions, and normal cost of administration and other risk characteristics, including interest rates and prepayment risk.
                                  These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                  In addition, the fair value estimates
                                  presented do not include the value of assets and liabilities that are not considered financial instruments.

                                  The information about fair value of the
                                  financial instruments recorded on the
                                  Company's financial statements at June 30, 1998 is summarized as follows:


                                   June 30,                                                                1998
                                   -------------------------------------------------------------------------------

                                                                             Carrying Value                Fair
                                                                                                          Value
                                   -------------------------------------------------------------------------------

                                   Assets
                                       Cash and cash equivalents           $      4,485,759    $      4,485,759
                                       Loan and leases held for sale             63,460,139          63,685,186
                                       Interest-only strips                     100,428,575         100,428,575
                                       Servicing rights                          18,472,576          18,472,576

                                   Liabilities
                                       Subordinated debt and notes payable $    144,584,819    $    144,584,819
                                   -------------------------------------------------------------------------------

                                  The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

                                           Cash and Cash Equivalents - For these
                                           short-term instruments, the carrying
                                           amount approximates fair value.

                                           Loans and Leases Held for Sale - The
                                           Company has estimated the fair values
                                           reported based upon recent sales and
                                           securitizations.

                                           Interest-Only Strips - Fair value is
                                           determined using estimated discounted
                                           future cash flows taking into
                                           consideration anticipated prepayment
                                           rates.
                                       80

                                           Servicing Rights - Fair value is
                                           determined using estimated discounted
                                           future cash flows taking into
                                           consideration anticipated prepayment
                                           rates.

                                           Subordinated Debt and Notes Payable -
                                           The fair value of fixed-maturity
                                           subordinated debt is estimated using
                                           the rates currently offered for
                                           debentures of similar maturities.

13.    Hedging                             The Company regularly securitizes and
       Transactions                        sells fixed-rate mortgage loans. To
                                           offset the effects of interest rate
                                           fluctuations on the value of its
                                           fixed-rate loans held for sale, the
                                           Company may hedge its interest rate
                                           risk related to the loans held for
                                           sale by selling forward contracts for
                                           U.S. Treasury securities. The Company
                                           classifies these sales as hedges of
                                           specific loans held for sale and does
                                           not record the derivative securities
                                           on its financial statements. The gain
                                           or loss derived from these sales is
                                           deferred and recognized as an
                                           adjustment to gain on sale of loans
                                           when the loans are securitized. At
                                           June 30, 1998, such hedging
                                           transactions were not material.

14.    Employee                            The Company has a 401(k) defined
       Benefit Plan                        contribution plan, which was
                                           established in 1995, available to all
                                           employees who have been with the
                                           Company for six months and have
                                           reached the age of 21. Employees may
                                           generally contribute up to 15% of
                                           their salary each year and the
                                           Company, effective October 1, 1997,
                                           at its discretion, may match up to
                                           25% of the first 5% of salary
                                           contributed by the employee. The
                                           Company's contribution expense was
                                           $107,921 for the year ended June 30,
                                           1998.


15.    Reconciliation of
       Basic and Diluted
       Earnings Per
       Common Share
                                   Year ended June 30,                                                      1998
                                   -------------------------------------------------------------------------------


                                                                        Income            Shares      Per-Share
                                                                   (Numerator)     (Denominator)          Amount
                                   -------------------------------------------------------------------------------

                                   Basic EPS
                                       Net income               $   11,454,416         3,516,659       $    3.26

                                   Effect of dilutive securities
                                       Stock options                        --           147,558              --
                                   -------------------------------------------------------------------------------

                                   Diluted EPS
                                       Net income               $   11,454,416         3,664,217       $    3.13
                                   -------------------------------------------------------------------------------

                                   Year ended June 30,                                                      1997
                                   -------------------------------------------------------------------------------


                                                                        Income             Shares     Per-Share
                                                                   (Numerator)      (Denominator)         Amount
                                   -------------------------------------------------------------------------------

                                   Basic EPS
                                       Net income               $    5,939,833          2,782,291      $    2.13

                                   Effect of dilutive securities
                                       Stock options                        --            121,463             --
                                   -------------------------------------------------------------------------------

                                   Diluted EPS
                                       Net income               $    5,939,833          2,903,754      $    2.05
                                   -------------------------------------------------------------------------------


                                   Year ended June 30,                                                     1996
                                   -------------------------------------------------------------------------------


                                                                        Income             Shares    Per-Share
                                                                   (Numerator)      (Denominator)        Amount
                                   -------------------------------------------------------------------------------

                                   Basic EPS
                                       Net income               $    2,318,696          2,296,913      $   1.01

                                   Effect of dilutive securities
                                       Stock options                        --                 --            --
                                   -------------------------------------------------------------------------------

                                   Diluted EPS
                                       Net income               $    2,318,696          2,296,913      $   1.01
                                   -------------------------------------------------------------------------------

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                  None.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons:
            Compliance With Section 16(a) of the Exchange Act

                  The information required to be included in Item 9 of Part III of this Form 10-KSB incorporates by reference certain information from the Registrant's definitive proxy statement, for its 1998 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the Registrant's fiscal year covered by this report.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Item 10.          Executive Compensation

         The information required to be included in Item 10 of Part III of this Form 10-KSB incorporates by reference certain information and the Registrant's definitive proxy statement, for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year covered by this report.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of June 30, 1998, the beneficial ownership of the Company's Common Stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of the Company's outstanding Common Stock, (ii) by each director and nominee for director of the Company,
(iii) by each executive officer whose compensation exceeded $100,000 during fiscal 1998 (the "Named Officers"), and (iv) by the directors, director nominees and executive officers of the Company as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.





                Name, Position and Address                           Number of Shares               Percentage
                    of Beneficial Owner                            Beneficially Owned(1)             of Class
-----------------------------------------------------------    -----------------------------   ---------------------

Anthony J. Santilli, Jr., Chairman, President,                          927,044 (2) (3)                25.9%
Chief Executive Officer, Chief Operating
Officer and Director of ABFS
and Beverly Santilli, President of ABC
and Executive Vice President and Secretary of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004

Michael DeLuca, Director of ABFS                                        199,735 (4)                     5.6
Lux Products
6001 Commerce Park
Mt. Laurel, NJ  08054

Richard Kaufman, Director of ABFS                                       175,561 (4)                     4.9
1126 Bryn Tyddyn Drive
Gladwyne, PA  19035

Leonard Becker, Director of ABFS                                        116,230 (4)                     3.3
Becker Associates
111 Presidential Blvd., Suite 140
Bala Cynwyd, PA  19004

Harold E. Sussman, Director of ABFS                                     106,711 (4)                     3.0
Colliers, Lanard & Axilbund
399 Market Street, 3rd Floor
Philadelphia, PA  19106

Jeffrey M. Ruben                                                        25,500 (5)                      (6)
Senior Vice President and General
     Counsel of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004

                                                                         17,500 (7)                     (6)

David M. Levin
Senior Vice President - Finance and Chief
Financial Officer of ABFS
111 Presidential Blvd., Suite 215
Bala Cynwyd, PA  19004

Wellington Management Company, LLP                                      474,400 (8)                    13.5
75 State Street
Boston, MA 02109



                Name, Position and Address                           Number of Shares               Percentage
                    of Beneficial Owner                            Beneficially Owned(1)             of Class
-----------------------------------------------------------    -----------------------------   ---------------------
Bay Pond Partners, L.P., Wellington Hedge Management,                   291,500(9)                      8.3
LLC and Wellington Hedge Management, Inc.
75 State Street
Boston, MA 02109

All executive officers and directors as a group (eight                 1,568,281(10)                   41.9
persons)

-------------------

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC. Accordingly they may include securities owned by or for, among others, the wife and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

(2)   Shares listed are held in joint tenancy by Mr. and Mrs. Santilli.

(3) Includes options to purchase 27,500 shares of Common Stock awarded to Mr. Santilli pursuant to the Company's Stock Option Plan, all of which are currently exercisable. Also includes options to purchase 12,500 and 5,000 shares of the Company's Common Stock awarded to Mrs. Santilli pursuant to the Company's Stock Option Plan, of which options to purchase 14,000 shares are not currently within 60 days of the Record Date.

(4) Includes options to purchase 27,500 shares of Common Stock awarded to each non-employee director of the Company pursuant to the Company's 1995 Stock Option Plan for Non-Employee Directors, all of which are currently exercisable.


(5) Includes 500 shares held directly and an option to purchase 7,500 shares of the Company's Common Stock awarded to Mr. Ruben pursuant to the Company's Stock Option Plan which option is currently exercisable. Also includes options to purchase 12,500 and 5,000 shares of the Company's Common Stock awarded to Mr. Ruben pursuant to the Company's Stock Option Plan, of which options to purchase 14,000 shares are exercisable within 60 days of the Record Date.

(6)   Less than one percent.

(7) Includes options to purchase 12,500 and 5,000 shares of the Company's Common Stock awarded to Mr. Levin pursuant to the Company's Stock Option Plan, of which options to purchase 14,000 shares are not currently within 60 days of the Record Date.

(8) As reported in an amended Schedule 13G dated January 12, 1998 filed by Wellington Management Company, LLP ("WMC"). Of the 474,000 shares reported as beneficially owned by WMC, shared voting was reported with respect to 460,000 shares and shared dispositive power was reported with respect to 474,000 shares. All of the shares beneficially owned by WMC are owned of record by clients of WMC, none of which hold more than 5.0% of such shares except for Bay Pond Partners, L.P. See Footnote 9 below.

(9) As reported in a Schedule 13G dated February 17, 1998 by Bay Pond Partners, L.P. ("BPP"), a limited partnership, its general partner, Wellington Hedge Management, LLC ("WHML"), and Wellington Hedge Management, Inc. ("WHMI") the managing member of WHML. Each of BPP, WHML and WHMI reported shared voting and dispositive power with respect to the shares beneficially owned by them.

(10) Includes options to purchase 222,500 shares of the Company's Common Stock awarded to directors and officers of the Company pursuant to the Company's stock option plans of which options to purchase 45,000 shares of the Company's Common Stock are not currently exercisable.

Item 12.          Certain Relationships and Related Transactions

         The information required to be included in Item 12 of Part III of this Form 10-KSB incorporates by reference certain information from the Registrant's definitive proxy statement, for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year covered by this report.

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

3.2 Bylaws of ABFS (Incorporated by reference from Exhibit 3.2 of the Registration Statement on Form SB-2 filed December 27, 1996, Registration Number 333- 18919 (the "1996 Form SB-2")).

4.1 Form of unsecured Investment Note (Incorporated by reference from Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form SB-2 filed April 29, 1994, Registration Number 33-76390)).

4.2 Form of unsecured Investment Note issued pursuant to Indenture with First Trust, National Association, a national banking association (Incorporated by reference from Exhibit
                    4.5 of Amendment No. One to the Registration Statement on Form SB-2 filed on December 14, 1995, Registration Number 33- 98636 (the "1995 Form SB-2")).

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

Exhibit Number                          Description
--------------                          -----------

4.5 Form of unsecured Investment Note (Incorporated by reference from Exhibit 4.5 of the 1997 Form SB-2).

4.6 Form of Indenture by and between ABFS and First Trust National Association, a national banking association (Incorporated by reference from Exhibit 4.4 of the Registration Statement on Form SB-2 filed May 23, 1997, Registration Number 333-24115).

4.7 Form of Unsecured Investment Note (Incorporated by reference from Exhibit 4.5 of the Registration Statement on Form SB-2 filed May 23, 1997, Registration Number 333-24115).

4.8 Form of Indenture by and between ABFS and U.S. Bank Trust, National Association, a national banking association (Incorporated by reference from Exhibit 4.8 of the Registration Statement on Form S-2 filed on September 21, 1998 (the "Form S-2")).

4.9 Form of Unsecured Investment Note (Incorporated by reference from Exhibit 4.9 of the Form S-2).

10.1 Loan and Security Agreement between Upland Mortgage and BankAmerica Business Credit, Inc. dated May 23, 1996 (Incorporated by reference from the 1996 Form 10-KSB).

10.2 Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of ABFS' Quarterly Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474).

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

Exhibit Number                          Description
--------------                          -----------

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

10.8 1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit
                    10.1 of the September 30, 1997 Form 10-QSB).

10.9 Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation dated April 25, 1996 (Incorporated by reference from Exhibit 10.14 of the 1996 Form 10-KSB).

10.10 Lease dated January 7, 1994 by and between TCW Realty Fund IV Pennsylvania Trust and ABFS (Incorporated by reference from Exhibit 10.9 of the Registration Statement on Form SB-2 filed March 15, 1994, File No. 33- 76390).

10.11 First Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 24, 1994. (Incorporated by reference from Exhibit 10.9 of ABFS' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 (the "1995 Form 10-KSB")).

10.12 Second Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated December 23, 1994 (Incorporated by reference from Exhibit 10.10 of the 1995 Form 10-KSB).

Exhibit Number                          Description
--------------                          -----------

10.13 Third Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated July 25, 1995 (Incorporated by reference from Exhibit 10.11 of the 1995 Form 10-KSB).

10.14 Promissory Note of Anthony J. Santilli, Jr. and Stock Pledge Agreement dated September 29, 1995 (Incorporated by reference from Exhibit 10.14 of the 1995 Form SB-2).

10.15 Form of Employment Agreement with Anthony J. Santilli, Jr., Beverly Santilli and Jeffrey M. Ruben (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2).

10.16 Amendment One to Anthony J. Santilli, Jr.'s Employment Agreement (Incorporated by reference from Exhibit 10.3 of the September 30, 1997 Form 10-QSB).

10.17 Amendment One to Beverly Santilli's Employment Agreement (Incorporated by reference from Exhibit 10.4 of the September 30, 1997 Form 10-QSB).

10.18               Management Incentive Plan (Incorporated by reference from
                    Exhibit 10.16 of the 1996 Form SB-2).

10.19 Loan and Security Agreement dated December 12, 1996 between American Business Credit, Inc. and Finova Capital Corporation (Incorporated by reference from Exhibit 10.17 of the 1996 Form SB-2).

10.20 Form of Option Award Agreement for Non-Employee Directors Plan for Non- Formula Awards (Incorporated by reference from
                    Exhibit 10.18 of the Amendment No. 1 to the 1996 Form SB-2).

10.21 Form of Pooling and Servicing Agreement related to the Company's loan securitizations dated March 31, 1995, October 1, 1995, May 1, 1996, August 31, 1996, February 28, 1997,
                    September 1, 1997, February 1, 1998 and June 1, 1998 (Incorporated by reference from Exhibit 4.1 of ABFS' Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10-QSB")).

Exhibit Number                          Description
--------------                          -----------

10.22 Form of Sales and Contribution Agreement related to the Company's loan securitizations dated March 31, 1995, October 1, 1995, May 1, 1996 and September 27, 1996 (Incorporated by reference from Exhibit 4.1 of the March 31, 1995 Form 10-QSB).

10.23 Amendments to the Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation (Incorporated by reference from Exhibit
                    10.21 of the Amendment No. 1 to the 1997 Form SB-2 filed on May 23, 1997 Registration No. 333-24115 (the "Amendment No. 1 to the 1997 SB-2")).

10.24 Fourth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated April 9, 1996 (Incorporated by reference from Exhibit 10.22 to the Amendment No. 1 to the 1997 SB-2).

10.25 Fifth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 8, 1996 (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the 1997 SB-2).

10.26 Sixth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated March 31, 1997 (Incorporated by reference from Exhibit 10.24 to the Amendment No. 1 to the 1997 SB-2).

10.27               Agreement for Purchase and Sale of Stock between Stanley L.
                    Furst, Joel E. Furst and ABFS dated October 27, 1997 (Incorporated by reference from ABFS' Current Report on Form 8-K dated October 27, 1997, File No. 0-22474).

10.28 Credit Agreement between American Business Credit, Inc., HomeAmerican Credit, Inc., and American Business Leasing, Inc., as co-borrowers, American Business Financial Services, Inc., as parent, Chase Bank of Texas, NA, as administrative agent and certain lenders (Incorporated by reference from Exhibit 10.24 of ABFS' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 filed on September 29, 1997, File No. 0-22474).

Exhibit Number                          Description
--------------                          -----------

10.29 Standard Form of Office Lease and Rider to Lease dated April 2, 1993 by and between 5 Becker Associates and NJMIC (Incorporated by reference from Exhibit 10.29 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.30 First Amendment of Lease by and between 5 Becker Associates and NJMIC dated July 27, 1994 (Incorporated by reference from Exhibit 10.30 of Post- Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.31 Form of Debenture Note related to NJMIC's subordinated debt (Incorporated by reference from Exhibit 10.31 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.32 Note Agreement and Promissory Note dated July 15, 1997 issued by NJMIC to N.M. Rothschild & Sons (Incorporated by reference from Exhibit 10.32 of Post- Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.33 Form of Standard Terms and Conditions of Servicing Agreement related to NJMIC's lease securitizations dated May 1, 1995 and March 1, 1996 (Incorporated by reference from Exhibit
                    10.33 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.34 Form of Standard Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitizations dated May 1, 1995 and March 1, 1996 (Incorporated by reference from
                    Exhibit 10.34 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

Exhibit Number                          Description
--------------                          -----------

10.35 Amended and Restated Specific Terms and Conditions of Servicing Agreement related to NJMIC's lease securitization dated May 1, 1995 (Incorporated by reference from Exhibit
                    10.35 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.36 Amended and Restated Specific Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitization dated May 1, 1995 (Incorporated by reference from Exhibit 10.36 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.37 Specific Terms and Conditions of Servicing Agreement related to NJMIC's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.37 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.38 Specific Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.38 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.39 Indenture by and among ABFS Equipment Contract Trust 1998-A, American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1998 (Incorporated by reference from Exhibit
                    10.39 of the Form S-2).

10.40 Form of Unaffiliated Seller's Agreement related to the Company's loan securitizations dated March 27, 1997, September 29, 1997, February 1, 1998, and June 1, 1998 (Incorporated by reference from Exhibit 10.40 of the Form S-2).

10.41 First Amended and Restated Interim Warehouse and Security Agreement among Prudential Securities Credit Corporation, as lender, and HomeAmerican Credit Inc. and American Business Credit, Inc., as borrowers (Incorporated by reference from Exhibit 10.41 of the Form S-2).

Exhibit Number                          Description
--------------                          -----------

10.42 Amendments to the First Amended and Restated Interim Warehouse and Security Agreement among Prudential Securities Credit Corporation, as lender, and HomeAmerican Credit Inc. and American Business Credit, Inc., as borrowers (Incorporated by reference from Exhibit 10.42 of the Form S-2).

10.43 Amendments to the Credit Agreement between American Business Credit, Inc., HomeAmerican Credit, Inc., American Business Leasing, Inc., New Jersey Mortgage & Investment Corp., and Federal Leasing Corp. as co-borrowers, American Business Financial Services, Inc., as parent, Chase Bank of Texas, National Association, as administrative agent for lenders (Incorporated by reference from Exhibit 10.43 of the Form S-2).

11                  Statement of Computation of Per Share Earnings (Included in
                    Note 15 of the Notes to Consolidated Financial Statements).

21                  Subsidiaries of the Company.

27                  Financial Data Schedule.


                             (b) Reports on Form 8-K:

                             There has been no Current Report on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date:   September 18, 1998                          By:  /s/ Anthony J. Santilli, Jr.
                                                         -----------------------------
                                                  Name:  Anthony J. Santilli, Jr.
                                                 Title:  Chairman, President, Chief Executive Officer,
                                                         Chief Operating Officer and Director
                                                         (Duly Authorized Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Anthony J. Santilli, Jr.                              /s/Michael DeLuca
------------------------------------------------         --------------------------------
Name:     Anthony J. Santilli, Jr.                       Name:  Michael DeLuca
Title:    Chairman, President, Chief Executive           Title: Director
          Officer, Chief Operating Officer and
          Director (Principal Executive and
          Operating Officer)

Date:     September 18, 1998                             Date:  September 18, 1998


/s/Harold Sussman                                        /s/Richard Kaufman
------------------------------------------------         --------------------------------
Name:     Harold Sussman                                 Name:   Richard Kaufman
Title:    Director                                       Title:  Director

Date:     September 18, 1998                             Date:   September 18, 1998


/s/David M. Levin                                        /s/Leonard Becker
------------------------------------------------         --------------------------------
Name:     David M. Levin                                 Name:   Leonard Becker
Title:    Senior Vice President - Finance                Title:  Director
          and Chief Financial Officer
          (Principal Financial and Accounting
          Officer)

Date:     September 18, 1998                             Date:   September 18, 1998


                                 EXHIBIT INDEX


Exhibit
Number                         Description
-------                        -----------

  21                           Subsidiaries

  27                           Financial Data Schedule