Form 10-Q
period 1998-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1998-11-16
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number:  000-22474
                         ---------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (610) 668-2440
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----   ----

As of November 2, 1998, there were 3,523,406 shares of the registrant's Common Stock issued and outstanding.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I     FINANCIAL INFORMATION

Item 1.    FINANCIAL INFORMATION

           Consolidated Balance Sheets as of September 30, 1998
               and June 30, 1998...........................................2
           Consolidated Statements of Income for the three months
               ended September 30, 1998 and 1997...........................3
           Consolidated Statements of Stockholders' Equity for the
               three months ended September 30, 1998 and 1997..............4
           Consolidated Statements of Cash Flows for the three
               months ended September 30, 1998 and 1997....................5
           Notes to Consolidated Financial Statements......................7

Item 2.    Management's Discussion And Analysis Of Financial Condition
               And Results Of Operations .................................12

Item 3.    Quantitative and Qualitative Disclosures about Market
               Risks .....................................................24

PART II    OTHER INFORMATION..............................................25

Item 1.    Legal Proceedings
Item 2.    Changes In Securities
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL INFORMATION

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                September 30,              June 30,
                                                                                    1998                    1998
                                                                                -------------            ------------
                                                                                 (Unaudited)                (Note)
Cash and cash equivalents                                                         $ 4,028,261             $ 4,485,759
Loan and lease receivables, net
         Available for sale                                                        83,149,986              62,381,973
         Other                                                                      4,941,573               4,096,554
Interest only strips and other receivables                                        132,332,383             100,736,564
Prepaid expenses                                                                    3,152,531               2,572,182
Property and equipment net of accumulated
         depreciation and amortization                                              8,846,519               7,784,663
Other assets                                                                       46,771,798              44,493,365
                                                                                 ------------            ------------

                  Total assets                                                   $283,223,051            $226,551,060
                                                                                 ============            ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY' EQUITY

LIABILITIES
   Subordinated debt and notes payable                                           $184,423,952            $144,584,819
   Accounts payable and accrued expenses                                           16,325,404              15,563,254
   Deferred income taxes                                                           10,870,434              10,863,538
   Other liabilities                                                               25,493,707              12,797,283
                                                                                 ------------            ------------

                    Total liabilities                                             237,113,497             183,808,894
                                                                                 ------------            ------------

STOCKHOLDERS' EQUITY
    Preferred stock,  par value $.001
         Authorized 1,000,000 shares                                                 -                         -
         Issued and outstanding - none

    Common stock,  par value $.001
         Authorized 9,000,000 shares
         Issued and outstanding 3,523,406 shares                                        3,523                   3,523
    Additional paid-in capital                                                     23,255,957              23,255,957
    Retained earnings                                                              23,450,106              20,082,718
                                                                                 ------------            ------------
                                                                                   46,709,586              43,342,198
    Less:  note receivable                                                           (600,032)               (600,032)
                                                                                 ------------            ------------


    Total stockholders' equity                                                     46,109,554              42,742,166
                                                                                 ------------            ------------

    Total liabilities and stockholders' equity                                   $283,223,051            $226,551,060
                                                                                 ============            ============

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                               ------------------------------
                                                   1998              1997
                                               ------------       -----------

REVENUES
Gain on sale of loans and leases              $  13,781,165       $  8,521,389
Interest and fees                                 4,539,171          2,304,367
Servicing income                                  1,274,116            380,313
Other income                                         14,188                205
                                              -------------       ------------
                                                 19,608,640         11,206,274
                                              -------------       ------------
EXPENSES
Interest                                          4,802,908          1,859,801
Provision for credit losses                         125,816             30,887
Employee related costs                            1,213,060            850,699
Sales and marketing                               5,358,058          2,324,503
General and administrative                        2,926,617          1,365,331
                                              -------------       ------------
                                                 14,426,459          6,431,221
                                              -------------       ------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                  5,182,181          4,775,053

PROVISION FOR INCOME TAXES                        1,761,942          1,623,518
                                              -------------       ------------

NET INCOME                                    $   3,420,239       $  3,151,535
                                              =============       ============

NET INCOME PER SHARE
    Basic                                     $         .97       $        .90
                                              =============       ============
    Diluted                                   $         .94       $        .87
                                              =============       ============


Average Common Shares
   Basic                                          3,523,406          3,503,166
   Diluted                                        3,642,018          3,642,972


See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

Three months ended September 30, 1998



                                   Common Stock                Additional                                             Total
                              -----------------------           Paid-In          Retained           Note          Stockholders'
                              Shares           Amount           Capital          Earnings         Receivable         Equity
                              ------           ------          ----------        --------         ----------       ------------
Balance at
    July 1, 1998             3,523,406       $  3,523        $ 23,255,957     $  20,082,718      $ (600,032)       $ 42,742,166


Cash dividends
    ($0.015 per share)                                                              (52,851)                            (52,851)

Net income                                                                        3,420,239                           3,420,239
                             ---------       --------        ------------     -------------      ----------        ------------

Balance at
    September 30, 1998       3,523,406       $  3,523        $ 23,255,957     $  23,450,106      $ (600,032)       $ 46,109,554
                             =========       ========        ============     =============      ==========        ============



Three months ended September 30, 1997

                                   Common Stock                Additional                                             Total
                              -----------------------           Paid-In          Retained           Note          Stockholders'
                              Shares           Amount           Capital          Earnings         Receivable         Equity
                              ------           ------          ----------        --------         ----------       ------------
Balance at
    July 1, 1997             3,503,166       $  3,503        $ 22,669,477       $ 8,839,080      $ (600,032)      $  30,912,028

Cash dividends
    ($0.015 per share)                                                              (52,547)                            (52,547)

Net income                                                                        3,151,535                           3,151,535
                             ---------       --------        ------------     -------------      ----------        ------------

Balance at
    September 30, 1997       3,503,166       $  3,503        $ 22,669,477       $11,938,068      $ (600,032)        $34,011,016
                             =========       ========        ============     =============      ==========        ============



See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                        -------------------------------------------

                                                                                             1998                        1997
                                                                                        --------------               --------------
Cash Flows From Operating Activities:
   Net income                                                                             $  3,420,239                 $ 3,151,535
   Adjustments to reconcile net income to net
      cash provided by operating activities
   Gain on sales of loans/leases                                                           (13,781,165)                (10,909,361)
   Amortization of origination fees and costs                                                   31,214                     168,446
   Amortization of deferred servicing rights                                                   784,312                     211,487
   Provision for credit losses                                                               1,470,207                     567,532
   Accounts written off                                                                       (153,059)                   (100,217)

   Depreciation and amortization of property
      and equipment                                                                            562,490                     208,530
   Amortization of financing and organization costs                                            348,479                     150,312
   Amortization of goodwill                                                                    339,559                      -
   Loans and leases originated                                                            (204,356,000)                (50,411,255)
   Proceeds from sale of loans and leases                                                  169,627,139                  59,721,676
   Increase (decrease) in loans in process                                                  12,696,424                    (226,027)
   Increase in accrued interest and fees on
      loan and lease receivables                                                              (845,019)                   (376,206)
   Decrease (Increase) in other receivables                                                 (5,692,191)                 (1,809,685)
   Increase in prepaid expenses                                                               (580,349)                 (1,061,731)
   Increase in accounts payable and accrued expenses                                           762,150                   1,742,483
   Increase in deferred income taxes                                                             6,896                   1,623,594
   Other, net                                                                               (1,316,663)                    286,180
                                                                                         -------------               -------------
      Net cash (used in) provided by operating activities                                  (25,290,955)                  2,937,293
                                                                                         -------------               -------------

Cash Flows From Investing Activities:
   Leases originated for portfolio                                                              -                       (4,634,257)
   Loan and lease payments received                                                          2,296,856                   1,796,920
   Purchase of property and equipment                                                       (1,624,346)                   (935,691)
   Decrease in securitization gain receivable                                                   -                          368,314
   Principal receipts on investments                                                           238,690                     120,962
   Initial overcollateralization of loans                                                   (2,000,000)                 (2,000,000)
   Purchase of investments                                                                    (645,636)                (17,000,000)
   Sale of investments                                                                          -                        5,000,000
                                                                                         -------------               -------------
      Net cash provided by (used in) investing activities                                   (1,734,436)                (17,283,752)
                                                                                         -------------               -------------


(continued on following page)

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                   ------------------------------------------------

                                                                                              1998                    1997
                                                                                   ----------------------      --------------------
Cash Flows From Financing Activities:
   Financing costs incurred                                                                 (1,834,007)                 (321,849)
   Net borrowings on revolving lines of credit                                              24,211,816                     -
   Dividends paid                                                                              (52,851)                  (52,547)
   Principal payments on note payable, other                                                  (563,164)                    -
   Proceeds from issuance of subordinated debentures                                        25,842,605                16,669,927
   Principal payments on subordinated debentures                                            (9,652,124)               (3,030,976)
                                                                                   ----------------------      --------------------
      Net cash provided by financing activities                                             37,952,275                13,264,555
                                                                                   ----------------------      --------------------

      Net decrease in cash and cash equivalents                                               (457,498)               (1,081,904)
      Cash and cash equivalents, beginning of period                                         4,485,759                 5,013,936
                                                                                   ----------------------      --------------------

      Cash and cash equivalents, end of period                                              $4,028,261               $ 3,932,032
                                                                                   ======================      ====================

Supplemental disclosures of cash flow information Cash paid during the period for:
              Interest                                                                     $ 4,483,765               $ 1,449,428
                                                                                   ======================      ====================
              Income taxes                                                                 $ 2,262,065                     -
                                                                                   ======================      ====================



See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1.       Basis Of Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc.
         (ABFS) and its subsidiaries (all of which are wholly-owned), collectively the "Company." All significant inter-company transactions and balances have been eliminated.

         Effective October 1, 1997, the Company acquired all of the issued and outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of NJMIC have been included with the Company since the date of acquisition.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 1999. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

         The Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no material items which would be required to be reported in accordance with SFAS No. 130 for the three month periods ended September 30, 1998 or 1997.

         AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                               SEPTEMBER 30, 1998

1.       Basis Of Financial Statement Presentation - continued

         Recent Accounting Pronouncements

         In June 1997 the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements issued for years beginning after December 15, 1997. The pronouncement is not required to be applied to interim periods in the initial year of its application. This Statement established standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating results in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge),(b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge),or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. SFAS No. 133 is effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

         In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Statement requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interest based on its ability and intent to hold or sell those investments. The standard becomes effective for fiscal quarters beginning after December 15, 1998. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                               SEPTEMBER 30, 1998

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held in the Company's portfolio were as follows:

                                                  September 30,       June 30,
                                                      1998             1998
                                                 --------------    -------------

         Real estate secured loans               $ 52,470,930      $ 47,971,399
         Leases net of unearned income of
             $4,331,668 and $2,670,954             21,704,797        11,401,104
         Unamortized origination
             costs and fees                        10,076,317         4,087,636
                                                 ------------      ------------
                                                   84,252,044        63,460,139
         Less: allowance for credit losses on
             loans and leases not sold              1,102,058         1,078,166
                                                 ------------      ------------

                                                 $ 83,149,986      $ 62,381,973
                                                 ============      ============

3.       Interest Only Strips and Other Receivables

         The interest only strips and other receivables balance at September 30, 1998 and June 30, 1998 was comprised of the following:

                                                  September 30,       June 30,
                                                     1998                1998
                                                --------------      ------------

          Interest only and residual strips      $115,918,561      $ 95,912,756
          Receivables for sold loans               10,860,368         2,376,542
          Advances to securitization trusts         3,876,198           738,407
          Other receivables                         1,677,256         1,708,859
                                                -------------      ------------
                                                $ 132,332,383      $100,736,564
                                                =============      ============

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                               SEPTEMBER 30, 1998

4.       Subordinated Debt and Notes Payable

         Subordinated debt and notes payable at September 30, 1998 and June 30, 1998 are summarized as follows:

                                                                 September 30,         June 30,
                                                                     1998                1998
                                                                 --------------       ------------
         Subordinated debt, due October 1998 through
         September 2008, interest at rates ranging from
         6.15% to 10.9%; subordinated to all of the
         Company's senior indebtedness.                            $121,978,173       $105,651,694

         Note payable, $150,000,000 revolving
         line of credit expiring September 2000; interest
         at rates ranging from LIBOR plus 1.375%
         to LIBOR plus 2%; collateralized by
         loan receivables.                                           34,458,521         25,720,478

         Note payable, $20,000,000 revolving line of
         credit expiring September 2000; interest at
         prime less 1% or LIBOR plus 1.875% at the
         Company's option; collateralized by
         lease receivables.                                          12,514,983            -

         Subordinated debt, due October 1998 through
         May 2003; interest rates ranging from
         9% to 11.26%; subordinated to all of the
         Company's senior indebtedness.                               6,643,856          6,529,854

         Note payable, $100,000,000 revolving
         line of credit expiring August 1999;
         interest at LIBOR plus 1.25%, payable
         monthly; collateralized by loan and
         lease receivables.                                           3,489,525            530,735

         Senior subordinated debt due
         December 1998 through July 2002; interest
         at 12% payable monthly; subordinated
         to subsidiary's senior debt.                                 2,750,000          3,000,000

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                               SEPTEMBER 30, 1998

4.       Subordinated Debt and Notes Payable - continued

                                                                          September 30,         June 30,
                                                                              1998                1998
                                                                        ---------------      ---------------
         Note payable, due October 1998
         through October 2000; interest at 8%,
         payable monthly.                                                     2,367,252         2,914,920

         Other notes payable                                                    221,642           237,138
                                                                           ------------      ------------
                                                                           $184,423,952      $144,584,819
                                                                           ============      ============

5.       Reconciliation of Basic and Diluted Earnings Per Share

         Three months ended September 30, 1998

                                                                           Average
                                                        Net                Common               Per-share
                                                      Income               Shares                Amount
                                                      ------               -------              ---------
         Basic earnings per share                   $3,420,239            3,523,406               $0.97
                                                                                                  =====
         Effect of diluted  securities -
             stock options                               -                  118,612
                                                    ----------            ---------               -----
         Diluted earnings per share                 $3,420,239            3,642,018               $0.94
                                                    ==========            =========               =====



         Three months ended September 30, 1997
                                                                           Average
                                                        Net                Common               Per-share
                                                      Income               Shares                Amount
                                                      ------               -------              ---------
         Basic earnings per share                   $3,151,535            3,503,166               $0.90
                                                                                                  =====
         Effect of diluted  securities -
             stock options                                                  139,806
                                                    ----------            ---------               -----
         Diluted earnings per share                 $3,151,535            3,642,972               $0.87
                                                    ==========            =========               =====

AMERICAN BUSINESS  FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes thereto included in Item 1. of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

FORWARD LOOKING STATEMENTS

         When used in this Quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, and fluctuations in operating results. Such factors, which are discussed in Management's Discussions and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.


BALANCE SHEET INFORMATION
(in thousands, except per share)


Balance Sheet Data:
                                     September 30, 1998         June 30, 1998
                                     ------------------         -------------
Cash and cash equivalents.........        $ 4,028                  $ 4,486
Loan and lease receivables, net
      Available for sale..........         83,150                   62,382
      Other.......................          4,941                    4,097
Other receivables.................        132,332                  100,737
Total assets......................        283,223                  226,551
Debt..............................        184,424                  144,585
Total liabilities.................        237,113                  183,809
Total stockholders' equity........         46,110                   42,742
Book value per common share.......          13.09                    12.13

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


         Total assets increased $56.6 million, or 25.0%, to $283.2 million at September 30, 1998 from $226.6 million at June 30, 1998 due primarily to increases in interest only strips and other receivables and loans and leases available for sale. Interest only strips and other receivables, consisting primarily of interest only and residual strips created in connection with the Company's securitizations, increased $31.6 million, or 31.4%, to $132.3 million at September 30, 1998 from $100.7 million at June 30, 1998 as the Company funded $139.9 million of loans as part of a $200.0 million securitization during the period ended September 30, 1998. The Company funded the remaining $60.1 million of loans for the $200.0 million securitization in November 1998. Loans and leases available for sale increased $20.7 million, or 33.2%, from $62.4 million at June 30, 1998 to $83.1 million at September 30, 1998 due to increases in loans originated during the period and the timing of the loan securitizations. Loan and lease originations were $204.4 million for the three months ended September 30, 1998.

         Total liabilities increased $53.3 million, or 29.0%, to $237.1 million at September 30, 1998 from $183.8 million at June 30, 1998, due primarily to increases in subordinated debt and notes payable and other liabilities. The $39.8 million increase in subordinated debt and notes payable at September 30, 1998 was primarily attributable to $16.3 million in net sales of the Company's subordinated notes under the Investment Note Program during the first quarter of fiscal 1999 and $24.2 million in additional borrowings under warehouse lines of credit used to fund lending and leasing activities (see "LIQUIDITY AND CAPITAL RESOURCES" beginning on page 21 for further detail). At September 30, 1998, the Company had $136.6 million of subordinated debt outstanding.

         The Company borrowed an additional $24.2 million under available warehouse lines of credit, net of repayments, during the three month period. The Company had $50.5 million outstanding on warehouse lines of credit at September 30, 1998. Other liabilities increased $12.7 million, or 99.2%, to $25.5 million at September 30, 1998 from $12.8 million at June 30, 1998 due primarily to growth in the Company's lending and leasing activities which resulted in increases in liabilities for loans in process at September 30, 1998.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Summary Financial Results
(in thousands, except per share data)

                               Three Months Ended
                                  September 30,
                              ---------------------
                                                            Percentage
                              1998             1997         Increase
                              ----             ----         ----------
Total revenues............   $19,609         $11,206          75.0%
Total expenses............   $14,426          $6,431         124.3%
Net income................    $3,420          $3,152           8.5%
Return on average equity..    30.21%          38.11%
Return on average assets..     5.27%          10.84%
Net income per share
    Basic.................   $   .97         $   .90           7.8%
    Diluted...............   $   .94         $   .87           8.0%

         During the three months ended September 30, 1998 (or "the first quarter of fiscal 1999"), total revenues increased $8.4 million, or 75%, to $19.6 million and net income increased $0.3 million, or 8.5%, to $3.4 million as a result of increases in loan and lease origination volume and the size of securitzation transactions. Basic earnings per common share increased to $0.97 per share on weighted average common shares outstanding of 3,523,406 for the three months ended September 30, 1998, compared to $0.90 per share on weighted average common shares outstanding of 3,503,166 for the three months ended September 30, 1997. Diluted earnings per common share increased to $0.94 per share on weighted average common shares outstanding of 3,642,018, compared to $0.87 per share on weighted average common shares outstanding of 3,642,972.

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

         The Company's growth strategy is dependent upon its ability to increase its loan volume through both geographic expansion and growth in current markets. The implementation of this strategy will depend in large part on a variety of factors outside the control of the Company, including, but not limited to, the Company's ability to obtain adequate financing on favorable terms and profitably securitize its loans on a regular basis and continue to expand in the face of increasing competition. The Company's failure with respect to any of these factors could impair its ability to successfully implement its growth strategy, which could adversely affect the Company's results of operations and financial condition.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Total Revenues. Total revenues increased $8.4 million, or 75.0%, to $19.6 million for the first quarter of fiscal 1999 from $11.2 million for the first quarter of fiscal 1998. The growth in total revenue was primarily the result of increased gains on sales of loans and leases through securitizations and higher interest income, fee income and servicing income.

         Gain on Sale of Loans. Gain on sale of loans increased $5.3 million, or 62.4%, to $13.8 million for the first quarter of fiscal 1999 from $8.5 million for the first quarter of fiscal 1998. The increase was the result of sales of $13.6 million principal amount of loans secured by real estate and other business assets ("Business Purpose Loans") and $126.3 million principal amount of loans secured by real estate on single family residences ("Home Equity Loans") and $13.5 million of small ticket and middle market leases ("Equipment Leases") through securitizations in the first quarter of fiscal 1999. The securitization in the first quarter of fiscal 1998 included $12.0 million of Business Purpose Loans and $48.8 million of Home Equity Loans. The Company did not participate in a securitization of Equipment Leases in the first quarter of fiscal 1998. During the first quarter of fiscal 1999, the Company recognized a gain of $13.7 million (representing the fair value of the interest only and residual strips of $17.8 million less $4.1 million of costs associated with the transaction) on the Company's initial funding of $139.9 million of loans sold pursuant to a $200.0 million securitization. The remaining $60.1 million of loans was in the form of a pre-funded account which the Company funded in the second quarter of fiscal 1999.

The following schedule details loan originations during the three months ended September 30, 1998 and 1997 (in thousands):


                                                   1998             1997
                                                 --------         --------
Business Purpose Loans                           $ 12,688         $  10,415
Home Equity Loans, including  first mortgages     167,012 (a)        84,678
Equipment Leases                                   24,656            14,943
                                                 --------         ---------

Total loans and leases originated                $204,356         $ 110,036
                                                 ========         =========

      (a) Loan originations for the three months ended September 30, 1998 included $63 million for NJMIC, which was acquired on October 1, 1997.

         Interest and Fee Income. For the first quarter of fiscal 1999, Interest and fee income increased $2.2 million, or 95.7%, to $4.5 million from $2.3 million for the for the first quarter of fiscal 1998. Interest and fee income consists of interest income earned on loans and leases while held in the Company's portfolio, premiums earned on whole loans sold with servicing released, and other ancillary fees earned in connection with loan and lease originations while held in portfolio. The growth in interest and fee income for the first quarter of fiscal 1999 resulted primarily from an increase in the amount of loans and leases originated and retained in the Company's portfolio prior to securitization.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Interest income increased $0.6 million, or 35.3%, to $2.3 million for the first quarter of fiscal 1999. Loans and leases in the portfolio averaged $107.0 million for the first quarter of fiscal 1999, compared to $46.0 million for the first quarter of fiscal 1998.

         Fee income increased $1.6 million, or 267%, to $2.2 million for the first quarter of fiscal 1999 from $0.6 million for the first quarter of fiscal 1998. The increase in fee income was due to increases in ancillary fees collected in connection with increased originations and fees earned on the sale of loans to third parties.

         Servicing Income. Servicing income was $1.3 million for the first quarter of fiscal 1999, an increase of $894 thousand, or 235%, from the first quarter of fiscal 1998. This growth resulted from a $437 million increase in the average total managed portfolio, (includes loans and leases available for sale and loans and leases serviced) from an average of $196 million in the first quarter of fiscal 1998, to an average of $633 million in the first quarter of fiscal 1999.

         Total Expenses. Total expenses increased $8.0 million, or 125.0%, to $14.4 million for the first quarter of fiscal 1999, from $6.4 million for the comparable quarter of the prior fiscal year. As described in more detail below, this increase was a result of increased interest expense attributable to the Company's issuance of subordinated debt and increases in the Company's outstandings under credit lines to fund the growth in loan and lease originations. Increases in other major expense categories resulted from the Company's investment in personnel, systems and marketing programs to support the Company's continuing growth and the acquisition of NJMIC.

         Interest Expense. Interest expense increased $2.9 million, or 152.6%, to $4.8 million for the three months ended September 30, 1998 from $1.9 million for the three months ended September 30, 1997. The increase was primarily attributable to increases in the amount of the Company's subordinated debt outstanding, greater utilization of warehouse lines of credit to fund loan and lease originations, and debt assumed in connection with the acquisition of NJMIC. Average subordinated debt outstanding was $117.7 million during the three months ended September 30, 1998 compared to $62.7 million during the three months ended September 30, 1997. Average interest rates paid on the subordinated debt increased to 9.34% from 9.29%. Average outstandings under warehouse lines of credit were $94.3 million during the three months ended September 30, 1998, compared to $14.2 million during the three months ended September 30, 1997. Interest expense on the warehouse lines of credit for the three months ended September 30, 1998 was $1.8 million, compared to $393 thousand for the three months ended September 30, 1997.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Provision for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding considering factors, including, but not limited to, economic conditions and credit and collateral considerations. The allowance is increased through the provision for credit losses. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provisions will not be required. The Company had an allowance for credit losses of $6.9 million at September 30, 1998 as compared to $5.6 million at June 30, 1998 and $2.8 million at September 30, 1997. The provision for credit losses on the total managed portfolio for the first quarter of fiscal 1999 increased by $902 thousand, or 150.3% to $1.5 million (includes a $126 thousand provision related to the Company's loans and leases for sale available and a $1.3 million provision related to the Company's securitizations), from $568 thousand (includes a $31 thousand provision related to the Company's loans and leases for sale available and a $537 thousand provision related to the Company's securitizations) for the first quarter of fiscal 1998. The ratio of the allowance for credit losses to total net loan and lease receivables serviced was 1.0% at September 30, 1998, 1.0% at June 30, 1998 and 1.0% at September 30, 1997.

         The following table summarizes changes in the allowance for credit losses for the three months ended September 30, 1998 (in thousands):

                                    Portfolio      Securitizations    Total
                                    ---------      ---------------    -----
Balance at June 30,1998...........   $1,078            $4,516        $5,594
Provision for credit losses.......      126             1,344         1,470
Charge offs, net of recoveries....     (102)              (51)         (153)
                                     ------            ------        ------

Balance at September 30, 1998.....   $1,102            $5,809        $6,911
                                     ======            ======        ======

         Employee Related Costs. Employee related costs increased $362 thousand or 42.7%, to $1.2 million for the first quarter of fiscal 1999 from $851 thousand for the first quarter of fiscal 1998. The increase was due to an increase in the number of sales and support employees as a result of the Company's growth in loan and lease originations and the increase in loans and leases serviced. Management anticipates that these expenses will continue to increase in the future as the Company's geographic expansion continues.

         Sales and Marketing Expenses. Sales and marketing expenses increased $3.1 million, or 134.8%, to $5.4 million for the first quarter of fiscal 1999 from $2.3 million for the first quarter of fiscal 1998. The increase was primarily attributable to targeted television advertising related to Home Equity Loans and advertising costs resulting from increased newspaper, direct mail and radio advertising related to the Company's sales of subordinated debt and loan products. Subject to market conditions, the Company plans to continue to expand its service area throughout the United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 107.1%, to $2.9 million for the first quarter of fiscal 1999 from $1.4 million for the first quarter of fiscal 1998. This increase was primarily attributable to increases in rent, telephone, office expense, professional fees, goodwill amortization related to the NJMIC acquisition and other expenses incurred as a result of previously discussed increases in loan and lease originations and loans and leases serviced during the three months ended September 30, 1998.

LOAN AND LEASE QUALITY

         Total delinquencies (loans and leases with payments past due greater than 30 days) were $21.1 million at September 30, 1998 as compared to $16.8 million at June 30, 1998 and $6.1 million at September 30, 1997. The Company's loans and leases delinquent more than 30 days as a percentage of the total managed portfolio (the "delinquency rate") was 2.97% at September 30, 1998 as compared to 3.01% at June 30, 1998 and 2.86% at September 30, 1997. The increase in the delinquency rate from September 30, 1997 was attributable to the maturation of the Company's total managed portfolio, which was $709.7 million at September 30, 1998, $559.4 million at June 30, 1998 and $214.4 million at September 30, 1997.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         The following table provides data concerning delinquency experience, real estate owned ("REO") and loss experience for the Company's total managed loan and lease portfolio (dollars in thousands):

                                               September 30, 1998                    June 30, 1998
                                           --------------------------           -----------------------
Delinquency by Type                        Amount                 %             Amount               %
-------------------                        ------                ---            ------              ---
Business Purpose Loans
Total portfolio serviced                  $111,877                              $101,250
                                          ========                              ========
Period of delinquency:
         31-60 days                       $  1,388              1.24            $  1,236           1.22
         61-90 days                          1,181              1.06                 928            .92
         Over 90 days                        4,457              3.98               3,562           3.52
                                          --------              ----            --------           ----
Total Delinquencies                       $  7,026              6.28            $  5,726           5.66
                                          ========              ====            ========           ====
REO                                       $  1,187                              $    611
                                          ========                              ========

Home Equity Loans
Total portfolio serviced                  $467,647                              $349,685
                                          ========                              ========
Period of delinquency:
         31-60 Days                       $  4,918              1.05            $  3,726           1.08
         61-90 Days                          1,658              0.35               1,022            .29
         Over 90 Days                        4,883              1.04               3,541           1.02
                                          --------              ----            --------           ----
Total Delinquencies                       $ 11,459              2.44            $  8,289           2.39
                                          ========              ====            ========           ====
REO                                       $    853                              $    311
                                          ========                              ========

Equipment Leases
Total portfolio serviced                  $130,141                              $108,463
                                          ========                              ========
Period of delinquency:
         31-60 days                       $    659              0.50            $  1,000            .92
         61-90 days                            685              0.53                 320            .30
         Over 90 days                        1,269              0.98               1,478           1.36
                                          --------              ----            --------           ----
Total Delinquencies                       $  2,613              2.01            $  2,798           2.58
                                          ========              ====            ========           ====

Company Combined
Total Portfolios Serviced                 $709,665                              $559,398
                                          ========                              ========
Period of delinquency:
         31-60 days                       $  6,965              0.98            $  5,962           1.07
         61-90 days                          3,525              0.50               2,270            .41
         Over 90 days                       10,608              1.49               8,581           1.53
                                          --------              ----            --------           ----
Total Delinquencies                       $ 21,098              2.97            $ 16,813           3.01
                                          ========              ====            ========           ====
Total REO                                 $  2,040                              $    922
                                          ========                              ========
Losses, net of recoveries,
    experienced during the period         $    153               .09(a)         $    667            .12(a)
                                          ========               ===            ========            ===
Allowance for credit losses at end
    of period                             $  6,911               1.0            $  5,594            1.0
                                          ========               ===            ========            ===


------------------------------------------------------------------------------------------------------------

(a)      Annualized.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INTEREST RATE RISK MANAGEMENT

         The Company's primary market risk exposure is interest rate risk. Profitability is sensitive to the spread between the effective rate of interest received on loans and leases available for sale or securitized and the interest rates paid pursuant to the Company's credit facilities or the pass-through rate for interests issued in connection with securitizations. Also, a substantial and sustained increase in market interest rates could adversely affect the Company's ability to originate and purchase loans.

         Loans and Leases Available for Sale - The Company's gain on sale of loans and leases may be negatively impacted to the extent it holds fixed-rate mortgage loans or leases in its available for sale portfolio prior to securitization. The adverse effect on the Company's gain may be the result of increases in interest rates during the period the loans are held prior to securitization or as a result of an increase in the rate required to be paid to investors in connection with the securitization.

         The Company implemented a hedging strategy in an attempt to mitigate the effect of changes in interest rates on its fixed-rate mortgage loan and lease portfolios between the date of origination and securitization. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. The strategy used in the first quarter of fiscal 1999 involved short sales of a combination of U.S. Treasury securities with an average life, which closely matches the expected average life of the loans to be securitized. The settlement date of the short sale, as well as the buy back of the Treasury securities coincided with the anticipated settlement date of the underlying securitization. At September 30, 1998, the Company had no outstanding short sales. During the three months ended September 30, 1998, the Company incurred a loss of approximately $2.1 million on short sales of securities which was recognized as an offset to the gain on sale recorded on the sale of $139.9 million of loans pursuant to a $200.0 million securitization during the period. The Company also prefunded loan originations in connection with the $200.0 million securitization, which enabled the Company to determine in the current period the rate to be received by the investors when the $60.1 million of loans used to satisfy the prefund balance of the $200.0 million securitization was satisfied in November 1998.

         In the future the Company intends to expand the types of financial instruments it uses to hedge interest rate risk. Such instruments could include interest rate swaps, financial futures and interest rate options.

         The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in market value of its fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate the Company from interest rate changes. The nature and timing of hedging transactions may impact the effectiveness of hedging strategies. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs. Such costs could increase as the period covered by the hedging protection increases. It is expected that such loss would be offset by income realized from the securitizations in that period or in future periods. As a result, the Company may be prevented from effectively hedging its fixed-rate loans held for sale, without reducing the Company's income in current periods due to the costs associated with the Company's hedging activities.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


Interest Only Strips and Servicing Assets - A significant decline in market interest rates could increase the level of loan prepayments, thereby decreasing the size of the Company's loan servicing portfolio. To the extent that interest only strips and servicing assets have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments could require the Company to write down the value of such servicing rights and interest only strips, adversely impacting earnings during the period of adjustment. Anticipated prepayment rates used to value interest only strips and servicing assets were as follows:

         Business Purpose Loans.......................3% to 13%
         Home Equity Loans............................2% to 24%

Subordinated Debt - The Company also experiences interest rate risk to the extent that as of September 30, 1998 approximately $52 million of its liabilities were comprised of subordinated debt with scheduled maturities of greater than one year. To the extent that interest rates decrease in the future, the rates paid on such liabilities could exceed the rates received on new loan originations resulting in a decrease in the Company's spread.

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

         To a limited extent, the Company intends to continue to augment the interest and fee income it earns on its loan and lease portfolios by selling loans either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         The Company also relies on borrowings such as its subordinated debt and warehouse credit facilities to fund its operations. At September 30, 1998, the Company had a total of $131.4 million of subordinated debt outstanding, including $9.4 million issued by NJMIC and available credit facilities totaling $370 million, of which $50.5 million was drawn upon at such date.

         Effective October 1, 1997, ABFS assumed $9.9 million of subordinated debt previously issued by NJMIC. Of this amount, $9.4 million was outstanding at September 30, 1998 and included maturity dates ranging from October 1998 to May 2003. In addition, during the three months ended September 30, 1998, ABFS sold $16.3 million in principal amount of subordinated debt (including redemptions and repurchases by investors) pursuant to a registered public offering with maturities ranging between one day and ten years (the "Investment Note Program"). As of September 30, 1998, the Company has approximately $122.0 million of subordinated outstanding under the Investment Note Program. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 20, 1998, the Company registered an additional $250.0 million of subordinated debt to be offered pursuant to the Investment Note Program. The proceeds of such sales of subordinated debt will be used to fund general operating and lending activities. The Company intends to meets its obligation to repay such debt as it matures with income generated through its lending activities. The utilization of funds for the repayment of such obligations should not adversely affect the Company's operations.

         The following is a description of the Company's warehouse and lines of credit facilities which are utilized to fund the Company's origination of loans and leases prior to securitization. All of these facilities are senior in right of payment to the Company's subordinated debt.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         The Company's subsidiaries have an aggregate $100.0 million Interim Warehouse and Security Agreements with Prudential Securities Credit Corporation to fund loan and lease originations. In May 1998, the aggregate amount that could be advanced under these agreements was extended from $50.0 million to $100.0 million. These agreements were also amended in August 1998 to extend the term to August 31, 1999 with respect to advances for the funding of loan originations and to March 31, 1999 with respect to lease originations. The obligations under these agreements are guaranteed by the Company. Under these agreements, the subsidiaries may obtain advances subject to certain conditions, which extensions of credit bear interest at a specific margin over the LIBOR rate. The obligations under these agreements are collateralized by pledged loans and leases. At September 30, 1998, $3.5 million of these facilities were being utilized.

         In July 1997, the Company and certain of its subsidiaries obtained a $110.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A. Under this warehouse facility, the Company may obtain advances, subject to certain conditions, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. The Company's obligations under the facility are collateralized by certain pledged loans and leases and other collateral related there to. The facility also requires the Company to meet certain financial ratios and contains restrictive covenants, including covenants limiting loans to and transactions with affiliates, the issuance of additional debt, and the types of investments that can be made by the Company and its subsidiaries. In October 1998, the aggregate amount that could be advanced under this credit facility was increased from $110.0 million to $150.0 million and the term was extended two years so that such facility now expires on October 1, 2000. At September 30, 1998, $34.5 million of this facility was being utilized.

         In September 1998 the Company's subsidiaries, American Business Leasing, Inc. ("ABL") and Federal Leasing Corp., ("FLC") entered into a credit agreement with First Union National Bank ("FUNB") pursuant to which FUNB committed to extend $20.0 million of credit in the form of a warehouse line of credit to such entities to enable them to fund eligible lease receivables. Under the FUNB line of credit, ABL and FLC may obtain advances in increments of $500,000 or greater, subject to certain conditions, which extensions of credit shall bear interest at either the LIBOR rate plus 187.5 basis points or the prime rate set by FUNB less 100 basis points at the borrower's option. Such agreement has a term of two years unless accelerated upon an event of default as described in such agreement. The obligation under the FUNB line of credit is collateralized by pledged leases and other collateral related thereto. Such obligation is also guaranteed by the Company and certain of its subsidiaries. The FUNB line of credit requires ABL and FLC to meet certain financial and delinquency ratios and contains restrictive covenants included but not limited to the incurrence of additional debt, the retention of certain members of senior management and Year 2000 compliance. At September 30, 1998, $12.5 million of this line of credit was being utilized.

         In October 1998, ABL and American Business Lease Funding Corporation ("ABLFC"), a wholly-owned subsidiary of ABL, entered into a $100.0 million commercial paper conduit to finance equipment lease production underwritten by First Union Capital Markets. The agreement allows for up to two sales of equipment leases per month into the conduit. The agreement terminates on October 14, 1999 unless terminated earlier in the event of certain event of default described therein. The cost of financing is the average interest rate on commercial paper plus 65 basis points.

                  As of September 30, 1998, the Company had $125.5 million of debt scheduled to mature during the twelve months ending September 30, 1999 which was comprised of maturing subordinated debt, warehouse lines of credit and other debt incurred in connection with the acquisition of NJMIC. The Company currently expects to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the Company's current use of securitizations to fund loan growth, the Company is also dependent upon other borrowings to fund a portion of its operations. As a result, the Company intends to continue to utilize debt financing to fund its operations in the future.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Year 2000 Update

         As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, the Company established its Year 2000 Task Force to assess the Company's Year 2000 issues and to implement the Company's Year 2000 compliance program. Such task force includes members of the Company's Information Technology Department, Finance Department and certain officers of the Company's operating subsidiaries. The Company has completed an initial assessment of its core information technology systems and is continuing the process of evaluating the remainder of its information technology systems as well as non-information technology systems, which include the Company's telecommunication systems, business machines and building and premises systems. As part of the initial assessment the Company has established criteria for prioritizing hardware replacement and systems testing.

         The Company's core application systems are currently client/server based and hosted by Intel servers and a Unisys mainframe. The Company is currently in the process of replacing all core systems for business functionality and growth reasons which are unrelated to the Year 2000 issue. The Company commenced this replacement process in 1996 and currently anticipates that it will be completed by the end of 1999. It is the Company's intention to have all systems that will be developed or acquired as part of this replacement process to be Year 2000 compliant.

         Based upon the current status of the its Year 2000 compliance program, the Company has targeted the end of 1999 for completion of the Year 2000 compliance program. However, no assurance can be given that the Company will meet this time frame. As part of its Year 2000 compliance program, the Company has hired a consultant to validate the Company's assessment of its Year 2000 issue and to assist the Company's internal Information Technology Department in managing the Year 2000 compliance program. The Company currently estimates that the costs directly associated with its Year 2000 compliance program will be approximately $300,000. The funds necessary to complete the Year 2000 compliance program will come from the Company's Information Technology operating budget. Amounts expended for the Company's Year 2000 complaince program have not been material as of September 30, 1998.

         As part of its Year 2000 compliance program, the Company is continuing to contact and survey vendors with whom the Company does a material amount of business to determine whether these parties' systems (to the extent they relate to the Company's business) are subject to Year 2000 issues. The failure of the Company's vendors to convert their systems on a timely basis may have a material adverse effect on the Company's operations.

         The Company is in the process of developing a contingency plan that will be used in the event that any of its hardware, software or other computer systems, or those of its vendors are not Year 2000 compliant based on risks identified as a result of the Company's assessment and testing.

AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUSIDIARIES

Item 3.           Quantitative and Qualitative Disclosure about Market Risk


                  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- INTEREST RATE RISK MANAGEMENT" on page 20. Additional quantitative and qualitative disclosures regarding market risk are contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

PART II. OTHER INFORMATION
AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 1.           Legal Proceedings

                           On October 23, 1997, a class action suit was filed on
                  the Superior Court of New Jersey at Docket No. L-12066-97 against New Jersey Mortgage Investment Company ("NJMIC") by Alfred G. Roscoe on behalf of himself and others similarly situated. Mr. Roscoe is seeking certification that the action may be maintained as a class action as well as unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleges that NJMIC violated New Jersey's Mortgage Financing on Real Estate Law, N.J.S.A. 46:10A-1 et seq. By requiring him and other borrowers to pay or reimburse NJMIC for attorneys' fees and costs in connection with loans made to them by NJMIC. Mr. Roscoe further asserts that NJMIC's alleged actions violated New Jersey's Consumer Fraud Act, N.J.S.A. 56:8-1, et seq. and constitute common law fraud and deceit. Mr. Roscoe filed an appeal with the Superior Court. NJMIC intends to vigorously defend the appeal filed by Mr. Roscoe.

                           Pursuant to the terms of the Agreement for Purchase
                  and Sale of Stock of NJMIC between the Company and the former stockholders of NJMIC, such former stockholders are required to indemnify the Company up to $16.0 million in connection with any losses related to, caused by or arising from NJMIC's failure to comply with applicable law to the extent such losses exceed $100,000. Such former stockholders have agreed to defend the Company in this suit.

                           Additionally from time to time, the Company is
                  involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot by predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

Item 2.           Changes in Securities - None
Item 3.           Defaults Upon Senior Securities - None
Item 4.           Submission of Matters to a Vote of Security Holders - None
Item 5.           Other Information - None

AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 6.           Exhibits and Reports on Form 8-K :

(a)      Exibits:

    Exhibit
     Number                                                       Description
-----------------          -------------------------------------------------------------------------------------------
      10.1                 $100.0 Million Receivables Purchase Agreement, dated September 30, 1998, among American
                           Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions lead by First Union Capital Markets and First Union National Bank,
                           as liquidity agent.

      10.2                 $20.0 Million Credit Agreement, dated September 28, 1998, between American Business
                           Leasing, Inc., Federal Leasing Corp. and First Union National Bank.

      10.3                 Interim Warehouse and Security Agreement, dated August 3, 1998, among Prudential
                           Securities Credit Corporation, as lender, and Federal Leasing, Inc. and American Business
                           Leasing, Inc., as borrowers, and Amendments One and Two thereto.

      10.4                 Amended and Restated Credit Agreement, dated October 1, 1998, between American Business
                           Credit, Inc., HomeAmerican Credit, Inc., American Business Leasing, Inc., New Jersey Mortgage
                           and Investment Corp., as co-borrowers, American Business Financial Services, Inc., as parent and Chase Bank of Texas.

       27                  Financial Data Schedule

(b)     Reports on form 8-K:
        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES


                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: November 13, 1998            BY:   /S/ Albert W. Mandia
     -------------------              -----------------------------------------
                                   Albert W. Mandia
                                   Chief Financial Officer and Executive Vice
                                   President

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

    Exhibit
     Number                                                       Description
-----------------          -------------------------------------------------------------------------------------------
      10.1                 $100.0 Million Receivables Purchase Agreement, dated September 30, 1998, among American
                           Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions lead by First Union Capital Markets and First Union National Bank,
                           as liquidity agent.

      10.2                 $20.0 Million Credit Agreement, dated September 28, 1998, between American Business
                           Leasing, Inc., Federal Leasing Corp. and First Union National Bank.

      10.3                 Interim Warehouse and Security Agreement, dated August 3, 1998, among Prudential
                           Securities Credit Corporation, as lender, and Federal Leasing, Inc. and American Business
                           Leasing, Inc., as borrowers, and Amendments One and Two thereto.

      10.4                 Amended and Restated Credit Agreement, dated October 1, 1998, between American Business
                           Credit, Inc., HomeAmerican Credit, Inc., American Business Leasing, Inc., New Jersey Mortgage
                           and Investment Corp., as co-borrowers, American Business Financial Services, Inc., as parent and Chase Bank of Texas.

       27                  Financial Data Schedule
