Form 10-Q
period 1998-12-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1999-02-16
CIK 772349

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number:  0-22474
                         -------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     87-0418807
 ------------------------------             ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


     111 Presidential Boulevard, Bala Cynwyd, PA          19004
     -------------------------------------------          -----
       (Address of principal executive offices)         (Zip Code)

                                  (610) 668-2440
               --------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90
days. Yes _ X_   No ____

As of February 1, 1999, there were 3,527,156 shares of the registrant's Common Stock issued and outstanding.





================================================================================

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                                                Page
                                                                                                                                ----
PART I     FINANCIAL INFORMATION
------

Item 1.    FINANCIAL INFORMATION

           Consolidated Balance Sheets as of December 31, 1998
               and June 30, 1998................................................................................................  2
           Consolidated Statements of Income for the three and six months ended
               December 31, 1998 and 1997.......................................................................................  3
           Consolidated Statements of Stockholders' Equity for the six months ended
               December 31, 1998 and 1997.......................................................................................  4
           Consolidated Statements of Cash Flows for the six months ended
               December 31, 1998 and 1997.......................................................................................  5
           Notes to Consolidated Financial Statements...........................................................................  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................................  12

Item 3.    Quantitative and Qualitative Disclosure about Market Risk............................................................  27

Part II    Other Information....................................................................................................  28
-------

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL INFORMATION

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS
------
                                                                              December 31,               June 30,
                                                                                  1998                     1998
                                                                             ----------------         ---------------
                                                                               (Unaudited)                (Note)
Cash and cash equivalents                                                       $  7,890,782            $  4,485,759
Loan and lease receivables, net
         Available for sale                                                       80,790,045              62,381,973
         Other                                                                     4,885,662               4,096,554
Interest only strips and other receivables                                       148,886,639             100,736,564
Prepaid expenses                                                                   2,806,941               2,572,182
Property and equipment net of accumulated
         depreciation and amortization                                            10,405,142               7,784,663
Other assets                                                                      55,643,575              44,493,365
                                                                                ------------            ------------

                  Total assets                                                  $311,308,786            $226,551,060
                                                                                ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
   Subordinated debt and notes payable                                          $222,265,367            $144,584,819
   Accounts payable and accrued expenses                                          20,092,391              15,563,254
   Deferred income taxes                                                           5,565,716              10,863,538
   Other liabilities                                                              13,879,600              12,797,283
                                                                                ------------            ------------

                    Total liabilities                                            261,803,074             183,808,894
                                                                                ------------            ------------

STOCKHOLDERS' EQUITY
    Preferred stock,  par value $.001
         Authorized 1,000,000 shares                                                -                         -
         Issued and outstanding - none

    Common stock,  par value $.001
         Authorized 9,000,000 shares
         Issued and outstanding 3,523,406 shares                                       3,523                   3,523
    Additional paid-in capital                                                    23,329,357              23,255,957
    Retained earnings                                                             26,772,864              20,082,718
                                                                                ------------           -------------
                                                                                  50,105,744              43,342,198

    Less:  note receivable                                                          (600,032)               (600,032)
                                                                                -------------          -------------

                                Total stockholders' equity                        49,505,712              42,742,166
                                                                                ------------           -------------

                                Total liabilities and stockholders' equity      $311,308,786             $226,551,060
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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended                      Six Months Ended
                                                         December 31,                          December 31,
                                                 ---------------------------            ------------------------
                                                   1998                 1997             1998               1997
                                                  -----                -----            -----               ----

REVENUES
     Gain on sale of loans and leases          $14,982,851          $ 6,584,289       $28,764,016        $15,105,678
     Interest and fees                           3,906,587            5,074,707         8,445,758          7,379,074
     Servicing income                              524,936               84,068         1,014,740            252,894
     Other income                                    1,270              117,664            15,458            117,869
                                              ------------          -----------       -----------        -----------

          Total Revenues                        19,415,644           11,860,728        38,239,972         22,855,515
                                              ------------          -----------       -----------        -----------


EXPENSES
     Interest                                    4,745,373            3,076,500         9,548,281          4,936,301
     Provision for credit losses                    77,165              132,986           202,981            163,873
     Employee related costs                      1,295,744            1,016,501         2,508,804          1,867,200
     Sales and marketing                         4,850,813            3,049,103        10,208,871          5,373,606
     General and administrative                  2,979,399            2,230,644         5,121,704          3,384,488
                                              ------------          -----------       -----------        -----------


          Total Expenses                        13,948,494            9,505,734        27,590,641         15,725,468
                                              ------------          -----------       -----------        -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                               5,467,150            2,354,994        10,649,331          7,130,047

PROVISION FOR INCOME TAXES                       1,968,760              800,698         3,730,702          2,424,216
                                              ------------          -----------       -----------        -----------


NET INCOME                                      $3,498,390          $ 1,554,296       $ 6,918,629        $ 4,705,831
                                                ==========          ===========       ===========        ===========

EARNINGS PER COMMON SHARE
     Basic                                           $0.99               $ 0.44            $ 1.96             $ 1.34
                                                     =====               ======            ======             ======
     Diluted                                         $0.97               $ 0.42            $ 1.91             $ 1.28
                                                     =====               ======            ======             ======

Average Common Shares:
     Basic                                       3,523,406            3,517,686         3,523,406          3,510,426
     Diluted                                     3,618,837            3,683,167         3,632,014          3,663,070



See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

Six months ended December 31, 1998
----------------------------------


                                    Common Stock           Additional                                         Total
                              ------------------------      Paid-In        Retained           Note        Stockholders'
                                Shares       Amount         Capital        Earnings        Receivable        Equity
                                ------       ------        -----------   ------------      ----------     -------------
Balance at
    July 1, 1998               3,523,406    $  3,523      $23,255,957    $ 20,082,718     $ (600,032)     $42,742,166
Cash dividends
    ($0.065 per share)                                                       (228,483)                       (228,483)
Issuance of non-employee
    stock options                                              73,400                                          73,400
Net income                                                                  6,918,629                       6,918,629
                              ----------    --------      -----------    ------------     ----------      -----------
Balance at
    December 31, 1998          3,523,406    $  3,523      $23,329,357    $ 26,772,864     $ (600,032)     $49,505,712
                              ==========    ========      ===========    ============     ==========      ===========



Six months ended December 31, 1997
----------------------------------


                                     Common Stock         Additional                                        Total
                                 -------------------       Paid-In         Retained            Note      Stockholders'
                                 Shares       Amount       Capital         Earnings         Receivable      Equity
                                 ------       ------     ------------     -----------       ----------   -------------
Balance at
    July 1, 1997               3,503,166    $  3,503      $22,669,477     $ 8,839,080       $ (600,032)   $30,912,028
Cash dividends
    ($0.03 per share)                                                        (105,073)                       (105,073)
Shares issued for
    acquisition                   20,240          20          499,980                                         500,000
Issuance of non-employee
    stock options                                              86,500                                          86,500
Net income                                                                  4,705,831                       4,705,831
                               ---------    --------      -----------     ------------      -----------    -----------
Balance at
    December 31, 1997          3,523,406    $  3,523      $23,255,957     $13,439,838       $ (600,032)   $36,099,286
                              ==========    ========      ===========     ============      ===========   ============




See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                 December 31,
                                                                                                 ------------
                                                                                         1998                    1997
                                                                                   ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                      $    6,918,629         $     4,705,831
   Adjustments to reconcile net income to net
       cash used in operating activities
   Gain on sales of loans/leases                                                      (28,764,016)            (17,583,166)
   Amortization of origination fees and costs                                              56,838                  40,380
   Amortization of deferred servicing rights                                            2,161,589                 582,229
   Provision for credit losses                                                          2,995,546                 981,603
   Accounts written off                                                                  (262,181)               (206,075)
   Depreciation and amortization of
       property and equipment                                                           1,254,044                 566,699
   Amortization of financing and organization costs                                       525,994                 328,166
   Amortization of goodwill                                                               566,702                 261,381
   Loans originated for sale                                                         (431,746,852)           (132,081,371)
   Proceeds from sale of loans and leases                                             384,594,392              99,996,008
   Increase (decrease) in loans in process                                              1,082,317              (3,220,594)
   Increase in accrued interest and fees on
       loan and lease receivables                                                        (789,108)               (761,337)
   (Increase) decrease interest only strips and other receivables                     (14,317,577)              5,363,314
   Increase in prepaid expenses                                                          (234,759)               (450,224)
   Increase in accounts payable and accrued expenses                                    4,529,137               1,284,332
   (Decrease) increase in deferred  income taxes                                       (5,297,822)              2,474,085
   Increase (decrease) in other, net                                                      253,803                (670,424)
                                                                                   ----------------        ----------------

      Net cash used in operating activities                                           (76,473,324)            (38,389,163)
                                                                                   ----------------        ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Leases originated for portfolio                                                           -                (24,139,658)
   Loan and lease payments received                                                    11,680,616               4,451,544
   Purchase of property and equipment                                                  (3,874,523)             (1,950,369)
   Decrease in securitization gain receivable                                                -                    891,939
   Principal receipts on investments                                                      399,219                 289,178
   Initial over collateralization of loans                                             (2,800,004)             (2,000,000)
   Purchase of subsidiary                                                                    -                (11,000,000)
   Cash acquired upon purchase of subsidiary                                                 -                  1,414,905
   Purchase of investment                                                                (645,636)                   -
   Sale of investments                                                                       -                  5,000,000
                                                                                   --------------          --------------
       Net cash provided by (used in) investing activities                              4,759,672             (27,042,461)
                                                                                   --------------          --------------

(continued on following page)

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                   --------------------------------------
                                                                                         1998                  1997
                                                                                   ---------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Financing costs incurred                                                        $   (2,406,790)       $       (795,317)
   Net borrowings on revolving lines of credit                                         39,390,217              42,376,103
   Record fair value of options granted                                                    73,400                  86,500
   Dividends paid                                                                        (228,483)               (105,073)
   Principal payments on capital lease obligation                                            -                    (38,257)
   Principal payments on note payable, other                                             (466,481)                   -
   Proceeds from issuance of subordinated debentures                                   60,649,172              35,508,262
   Principal payments on subordinated debentures                                      (21,892,360)            (12,281,163)
                                                                                   --------------         -----------------

      Net cash provided by financing activities                                        75,118,675              64,751,055
                                                                                   --------------         -----------------

      Net increase (decrease) in cash and cash equivalents                              3,405,023                (680,569)
      Cash and cash equivalents, beginning of period                                    4,485,759               5,013,936
                                                                                   --------------         ---------------

      Cash and cash equivalents, end of period                                     $    7,890,782         $     4,333,367
                                                                                   ==============         ===============


Supplemental disclosures of cash flow information
       Cash paid during the period for:
           Interest                                                                $    3,392,491         $     3,213,387
                                                                                   ==============         ===============
           Income taxes                                                            $    2,287,114         $        50,000
                                                                                   ==============         ===============

See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.       Basis of Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc.
         (ABFS) and its subsidiaries, (all of which are wholly-owned,) collectively the "Company". All significant inter-company transactions and balances have been eliminated.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 1999. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

         The Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no material items which would be required to be reported in accordance with SFAS No. 130 for the six month periods ended December 31, 1998 or 1997.

         Recent Accounting Pronouncements

         In June 1997 the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements issued for years beginning after December 15, 1997. The pronouncement is not required to be applied to interim periods in the initial year of its application. This Statement established standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating results in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

1.       Basis of Financial Statement Presentation - continued

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. SFAS No. 133 is effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

         In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. SFAS No. 134 becomes effective for fiscal quarters beginning after December 15, 1998. Currently, the Company classifies retained interests as trading securities which are initially recorded and carried at fair value. Any subsequent valuation adjustments of retained interests are reported on the income statement. Upon adoption of SFAS No. 134, the Company intends to reclassify its retained interests to available-for-sale securities which are also carried at fair value, but subsequent valuation adjustments would be recorded in stockholders' equity and reported as a component of comprehensive income. The adoption of SFAS No. 134 is not expected to have a material effect on the Company's financial condition but at current securitization volume is expected to reduce the Company's quarterly recorded gains on sale.

         Certain prior period financial statement balances have been reclassified to conform to the current period presentation.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held in the Company's portfolio were as follows:

                                                                           December 31,          June 30,
                                                                               1998                1998
                                                                          -------------        -------------
         Real estate secured loans                                          $60,840,278          $47,971,399
         Leases net of unearned income of
             $2,158,717 and $2,670,954                                       14,309,872           11,401,104
         Unamortized origination
            costs and fees                                                    6,512,671            4,087,636
                                                                            -----------          -----------
                                                                             81,662,821           63,460,139
         Less: allowance for credit losses on
             loans and lease receivables available for sale                     872,776            1,078,166
                                                                            -----------          -----------
                                                                            $80,790,045          $62,381,973
                                                                            ===========          ===========

3.       Interest Only Strips and Other Receivables

         The interest only strips and other receivables balance at December 31, 1998 and June 30, 1998 was comprised of the following:




                                                                          December 31,           June 30,
                                                                              1998                 1998
                                                                         --------------       --------------
          Interest only and residual strips                               $134,412,919          $ 95,912,756
          Receivables for sold loans                                        10,976,226             2,376,542
          Advances to securitization trusts                                  2,126,281               738,407
          Other receivables                                                  1,371,213             1,708,859
                                                                          ------------          ------------
                                                                          $148,886,639          $100,736,564
                                                                          ============          ============

4.       Subordinated Debt and Notes Payable

         Subordinated debt and notes payable at December 31, 1998 and June 30, 1998 are summarized as follows:

                                                                          December 31,          June 30,
                                                                              1998                1998
                                                                        ---------------      ---------------
         Subordinated debt, due January 1999 through December 2008;
         interest at rates ranging from 6.15% to 11.25%; subordinated
         to all of the Company's senior indebtedness.                     $145,975,029          $105,651,694


           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

4.       Subordinated Debt and Notes Payable - continued

                                                                                     December 31,            June 30,
                                                                                         1998                  1998
                                                                                    -------------          ------------
         Note payable, $150,000,000 revolving line of credit expiring
         September 2000; interest at rates ranging from LIBOR plus
         1.375% to LIBOR plus 2%; collateralized by loan receivables.               $  51,400,342         $  25,720,478

         Note payable, $20,000,000 revolving line of credit expiring
         September 2000; interest at prime less 1% or LIBOR plus 1.875%
         at the Company's option; collateralized by lease receivables.                  8,867,708                     -

         Subordinated debt, due January 1999 through May 2003; interest rates ranging from 9% to 11.26%; subordinated to all of the
         Company's senior indebtedness.                                                 5,463,331             6,529,854

         Note payable, $5,000,000 revolving line of credit expiring December
         1999; interest at LIBOR plus 2.0% payable monthly; collateralized by
         certain residual interests in securitized loans.                               5,000,000                     -

         Note payable, $100,000,000 revolving line of credit expiring August
         1999; interest at LIBOR plus 1.25%, payable monthly; collateralized by
         loan and lease receivables.                                                      373,380               530,735

         Senior subordinated debt due March 1999 through December 1999; interest
         at 12% payable monthly; subordinated to subsidiary's senior debt.              2,500,000             3,000,000

         Note payable, due January 1999 through October 2000; interest at 8%,
         payable monthly.                                                               2,501,016             2,914,920

         Other notes payable                                                              184,561               237,138
                                                                                    -------------          ------------
                                                                                     $222,265,367          $144,584,819
                                                                                    =============          ============

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

5.       Reconciliation of Basic and Diluted Earnings Per Share

                                                         Three Months Ended           Six Months Ended
                                                              December 31,               December 31,
                                                       ------------------------    -------------------------
                                                          1998         1997            1998          1997
                                                          ----         ----            ----          ----
     Earnings
     (a)  Net income                                   $3,498,390    $1,554,296     $6,918,629    $4,705,831

     Average Common Shares
     (b) Average common shares outstanding              3,523,406     3,517,686      3,523,406     3,510,426
         Average potentially dilutive shares               95,431       165,481        108,608       152,644
                                                       ----------    ----------     ----------    ----------
     (c) Average common and potentially
            dilutive shares                             3,618,837     3,683,167      3,632,014     3,663,070
                                                       ==========    ==========     ==========    ==========

     Earnings Per Common Share
     Basic (a/b )                                           $0.99         $0.44          $1.96         $1.34
     Diluted ( a/c )                                        $0.97         $0.42          $1.91         $1.28


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

FORWARD LOOKING STATEMENTS
--------------------------

         When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, risks associated with the Year 2000 issue, and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

BALANCE SHEET INFORMATION
-------------------------
(in thousands, except per share data)


Balance Sheet Data:
                                                    December 31, 1998    June 30, 1998
                                                    -----------------    -------------
Cash and cash equivalents ........................       $  7,891          $  4,486
Loan and lease receivables, net:
      Available for sale .........................         80,790            62,382
      Other ......................................          4,886             4,097
Interest only strips and other receivables .......        148,887           100,737
Total assets .....................................        311,309           226,551
Subordinated debt and notes payable ..............        222,265           144,585
Total liabilities ................................        261,803           183,809
Total stockholders' equity .......................         49,506            42,742
Book value per common share ......................       $  14.05           $ 12.13

         Total assets increased $84.7 million, or 37.4%, to $311.3 million at December 31, 1998 from $226.6 million at June 30, 1998 due primarily to increases in interest only strips and other receivables, loan and leases receivables available for sale, and other assets.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Interest only strips and other receivables (comprised mainly of interest only and residual strips created in connection with the Company's securitizations) increased $48.2 million, or 47.9%, to $148.9 million at December 31, 1998 from $100.7 million at June 30, 1998. The Company completed $175.2 million in loan and lease securitizations during the second fiscal quarter of 1999, following $153.4 million of loan and lease securitizations in the first fiscal quarter. Loan and lease receivables available for sale increased $18.4 million, or 29.5%, from $62.4 million at June 30, 1998 to $80.8 million at December 31, 1998 reflecting $408.7 million of loan and lease originations during the first six months of fiscal 1999, offset by sales and securitizations of loans and leases. Other assets increased $11.1 million, or 24.9%, to $55.6 million at December 31, 1998 from $44.5 million at June 30, 1998 due primarily to the recording of $12.3 million of mortgage servicing rights obtained in connection with the Company's loan and lease securitizations partially offset by amortization of servicing rights.

         Total liabilities increased $78.0 million, or 42.4%, to $261.8 million at December 31, 1998 from $183.8 million at June 30, 1998 due primarily to an increase in subordinated debt and notes payable. The increase in subordinated debt and notes payable of $77.7 million , or 53.7%, was primarily attributable to $39.2 million of net sales of subordinated debt under the Company's Registered Investment Note Offering. The Company had $153.9 million of subordinated debt outstanding at December 31, 1998. Additional borrowings of $39.5 million, net of repayments, were obtained under the Company's warehouse and line of credit facilities to fund lending and leasing activities. (See "--Liquidity and Capital Resources" Beginning on page 22 for further detail.)

         Accounts payable and accrued expenses increased $4.5 million, or 28.8%, to $20.1 million at December 31, 1998 from $15.6 million at June 30, 1998 due to the reclassification of $5.3 million of accrued income taxes from deferred to current as a result of the Company's securitization activities for the period. The increase in current taxes was offset by a decrease in amounts due to the trustee for securitized loans due to timing differences of cash receipts on securitized loans.

RESULTS OF OPERATIONS
---------------------

Summary Financial Results
(in thousands, except per share data)

                                         Three Months Ended                           Six Months Ended
                                             December 31,                                December 31,
                                         -------------------      Percentage          -----------------       Percentage
                                          1998         1997        Increase           1998         1997        Increase
                                          ----         ----        --------           ----         ----        --------
Total revenues......................    $19,416      $11,861         63.7%          $38,240      $22,856         67.3%
Total expenses......................    $13,948      $ 9,506         46.7%          $27,591      $15,725         75.5%
Net income..........................    $ 3,498      $ 1,554        125.1%          $ 6,919      $ 4,706         47.0%
Return on average equity............      29.03%       17.59%                         29.76%       27.72%
Return on average assets............       4.67%        3.84%                          5.01%        6.58%
Earnings per share:
  Basic.............................    $ 0.99       $ 0.44         125.0%          $  1.96      $  1.34         46.3%
  Diluted...........................    $ 0.97       $ 0.42         131.0%          $  1.91      $  1.28         49.2%
Dividends declared per share........    $ 0.05       $0.015                         $ 0.065      $  0.03

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Net Income. For the second quarter of fiscal 1999, net income increased $1.9 million, or 125.1%, to $3.5 million from $1.6 million for the second quarter of fiscal 1998. Basic earnings per common share increased to $0.99 on average common shares outstanding of 3,523,406 compared to $0.44 per share on average common shares outstanding of 3,517,686 for the second quarter of fiscal 1998. Diluted earnings per common share increased to $0.97 on average common shares outstanding of 3,618,837 compared to $0.42 per share on average common shares outstanding of 3,683,167 for the second quarter of fiscal 1998.

         For the six months ended December 31, 1998, net income increased $2.2 million, or 47.0%, to $6.9 million from $4.7 million for the six months ended December 31, 1997. Basic earnings per common share increased to $1.96 on average common shares outstanding of 3,523,406 compared to $1.34 per share on average common shares outstanding of 3,510,426 for the six months ended December 31, 1997. Diluted earnings per common share increased to $1.91 on average common shares outstanding of 3,632,014 compared to $1.28 per share on average common shares outstanding of 3,663,070 for the six months ended December 31, 1997.

         Net income for both the three month and six month periods increased primarily as a result of increases in the volume of loans and leases securitized during the periods and increases in the Company's total managed portfolio.

         During the second quarter of fiscal 1999, the Company increased its quarterly dividend by 233% to $0.05 per share. The Company declared dividends of $0.015 on its common stock in the second quarter of fiscal 1998. The common dividend payout ratio on diluted earnings per share was 5.2% for the second quarter of fiscal 1999, compared to 3.6% for the second quarter of fiscal 1998.

         Since the Company's securitization strategy requires the accumulation of an inventory of loans and leases over time, the Company may experience fluctuations in operating results as a consequence of incurring costs and expenses in a fiscal period prior to the fiscal period in which the securitization is consummated. As such, the results of operations for a given period may not be indicative of results for subsequent comparable periods. In addition, as a result of the Company's securitization strategy, the Company may operate on a negative operating cash flow basis which could negatively impact the Company's results of operations during such periods.

         The Company's growth strategy is dependent upon its ability to increase its loan and lease volume through both geographic expansion and growth in current markets. The implementation of this strategy will depend in large part on a variety of factors outside the control of the Company, including, but not limited to, the Company's ability to obtain adequate financing on favorable terms and profitably securitize its loans and leases on a regular basis and continue to expand in the face of increasing competition. The Company's failure with respect to any of these factors could impair its ability to successfully implement its growth strategy, which could adversely affect the Company's results of operations and financial condition.

         Total Revenues. For the second quarter of fiscal 1999, total revenues increased $7.5 million, or 63.7%, to $19.4 million from $11.9 million for the second quarter of fiscal 1998. For the first six months of fiscal 1999, total revenues increased $15.3 million or 67.3% to $38.2 million from $22.9 million for the first six months of fiscal 1998. Growth in total revenue for both periods was the result of increased gains on sales of loans and leases from the increased volume of loans and leases securitized and, to a lesser extent, increases in servicing income due to the growth of the Company's total managed portfolio.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $8.4 million, or 127.6%, to $15.0 million for the second quarter of fiscal 1999 from $6.6 million in the second quarter of fiscal 1998. The increases were the result of securitizations of $11.7 million principal amount of loans secured by real estate and other business assets ("Business Purpose Loans"), $128.4 million principal amount of loans secured by real estate on single family residences ("Home Equity Loans") and sales of $35.1 million of small ticket and middle market leases ("Equipment Leases") into a recently formed commercial paper conduit. Securitizations in the second quarter of fiscal 1998 included $11.1 million of Business Purpose Loans and $28.1 million of Home Equity Loans. No Equipment Leases were securitized in the second quarter of fiscal 1998. Gains recognized in the second quarter of fiscal 1999 represent the fair value of the interest only and residual strips recorded of $23.0 million, net loan and lease servicing assets of $6.4, million less $14.4 million of costs associated with the transactions including write-off of deferred loan origination costs and recording a provision for credit losses for the securitized loans and leases.

         For the six months ended December 31, 1998 gain on sale of loans and leases increased $13.7 million or 90.4% to $28.8 million from $15.1 million for the six months ended December 31, 1997. The increases were the result of sales of $25.3 million principal amount of Business Purpose Loans, $254.7 million principal amount of Home Equity Loans and $48.6 million of Equipment Leases. Securitizations in the first six months of fiscal 1998 included $23.1 million of Business Purpose Loans and $76.9 million of Home Equity Loans. No Equipment Leases were securitized in the first six months of fiscal 1998. The recorded gain of $28.8 million represents the fair value of the interest only and residual strips of $46.5 million, net loan and lease servicing assets of $12.3 million, less $30.0 million of costs associated with the transactions including write-off of deferred loan origination costs and recording a provision for credit losses for the securitized loans and leases.

         The following schedule details the Company's loan and lease originations during the three month and six month periods ended December 31, 1998 and 1997 (in thousands):

                                                   Three Months Ended                     Six Months Ended
                                                       December 31,                          December 31,
                                               ---------------------------           ---------------------------
                                                  1998              1997                1998              1997
                                                  ----              ----                ----              ----
Business Purpose Loans                         $  13,262         $  12,792           $  25,950        $   23,206
Home Equity Loans, including first mortgages     163,384            78,054             330,396           121,825
Equipment Leases                                  27,648            18,253              52,304            22,765
                                               ---------         ---------           ---------        ----------
Total Loans and Leases originated              $ 204,294         $ 109,099           $ 408,650        $  167,796
                                               =========         =========           =========        ==========

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. SFAS No. 134 becomes effective for fiscal quarters beginning after December 15, 1998. Currently, the Company classifies retained interests as trading securities which are initially recorded and carried at fair value. Any subsequent valuation adjustments of retained interests are reported on the income statement. Upon adoption of SFAS No. 134, the Company intends to reclassify its retained interests to available-for-sale securities which are also carried at fair value, but subsequent valuation adjustments would be recorded in stockholders' equity and reported as a component of comprehensive income. The adoption of SFAS No. 134 is not expected to have a material effect on the Company's financial condition but at current securitization volume is expected to reduce the Company's quarterly recorded gains on sale.

         Interest and Fees. Interest and fee income for the second quarter of fiscal 1999 decreased $1.2 million or 23.0% to $3.9 million from $5.1 million in the second quarter of fiscal 1998. For the six months ended December 31, 1998, interest and fee income increased $1.1 million, or 14.5%, to $8.5 million from $7.4 million for the first six months of fiscal 1998. Interest and fee income consists primarily of interest income earned on loans and leases while held in the Company's portfolio, premiums earned on loans sold with servicing released, and other ancillary fees collected in connection with loan and lease originations. Most of the decline from the second quarter of fiscal 1998 was experienced in interest income earned on loans and leases.

         Interest income decreased $1.2 million, or 42.4%, to $1.6 million for the second quarter of fiscal 1999 from $2.8 million for the second quarter of fiscal 1998. This decrease primarily is attributable to a reduction in the duration of time portfolio loans accrued interest income prior to securitization. The Company currently securitizes loans quarterly. Prior to the third quarter of fiscal 1998, securitizations were performed semi annually. In the quarter ended December 31, 1998, loan securitizations were performed in three separate funding transactions minimizing the time interest income was earned on the loans by the Company.

         During the six months ended December 31, 1998 interest income decreased $0.5 million, or 11.6%, to $3.9 million from $4.4 million for the six months ended December 31, 1997. The decrease was attributable to the effect of the accelerated timing of securitizations in the second quarter of fiscal 1999 as described above, partially offset by the impact of an increase in the average balance of portfolio loans.

         Fee income was level at $2.3 million for the second quarter of both fiscal 1999 and 1998. During the six months ended December 31, 1998, fee income increased $1.5 million, or 53.8%, to $4.5 million from $3.0 million for the six months ended December 31, 1997. Increases in the volume of loans originated resulted in increased fees for the three month and six month periods ended December 31, 1998. During the second quarter of fiscal 1999, these increases were offset by reduced premiums earned on loans sold to third parties due to a lower volume of such loan sales.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Servicing Income. Servicing income is comprised of contractual fees collected on securitized loans and leases less amortization of the servicing assets recorded at the time the loans and leases are securitized. For the second quarter of fiscal 1999, servicing income increased $0.4 million, or 524.4%, to $0.5 million from $0.1 million for the second quarter of fiscal 1998. Servicing income increased $0.7 million or 301.3%, to $1.0 million for the six months ended December 31, 1998 from $0.3 million for the six months ended December 31, 1997. The increases were the result of growth in the Company's total managed portfolio (includes loans and leases available for sale and loans and leases serviced for others) from $344.9 million at December 31, 1997 to $559.4 million at June 30, 1998 to $873.2 million at December 31, 1998.

         Total Expenses. For the second quarter of fiscal 1999, total expenses increased $4.4 million, or 46.7%, to $13.9 million from $9.5 million for the second quarter of fiscal 1998. Total expenses increased $11.9 million, or 75.5%, to $27.6 million for the six months ended December 31, 1998 from $15.7 million for the six months ended December 31, 1997. As described in more detail below, these increases were a result of increased interest expense attributable to the Company's sales of subordinated debt and borrowings used to fund loan and lease originations and increases in payroll, sales and marketing, and general and administrative expenses related to increased loan and lease originations and the growth of the total managed portfolio.

         Interest Expense. For the second quarter of fiscal 1999, interest expense increased $1.6 million, or 54.2%, to $4.7 million from $3.1 million for the second quarter of fiscal 1998. The increase was attributable to an increase in the amount of the Company's subordinated debt outstanding during the second quarter of fiscal 1999, the proceeds of which were used to fund the Company's loan and lease originations and investments in operations required to position the Company for future growth, and the costs related to greater utilization of warehouse and credit line facilities to fund loan and lease originations. Average subordinated debt outstanding during the three months ended December 31, 1998 was $146.0 million compared to $79.4 million during the three months ended December 31, 1997. The average outstanding balances under warehouse and other credit lines were $72.9 million during the three months ended December 31, 1998, compared to $33.2 million during the three months ended December 1997. Average interest rates paid on subordinated debt decreased to 9.22% from 9.59% during the comparable three month period.

         During the first six months of fiscal 1999 interest expense increased $4.6 million, or 93.4%, to $9.5 million from $4.9 million for the six months ended December 31, 1997. In addition to increases in average debt balances described above, additional debt was assumed in connection with the acquisition of NJMIC in October 1997. Average subordinated debt outstanding during the six months ended December 31, 1998 was $131.9 million compared to $71.1 million during the six months ended December 31, 1997. The average outstanding balances under warehouse and other credit lines were $83.6 million during the six months ended December 31, 1998 compared to $23.6 million during the six months ended December 31, 1997. Average interest rates paid on subordinated debt decreased to 9.28% from 9.44% during the comparable six month period.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Provision for Credit Losses. The Company maintains an allowance for credit losses based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, economic conditions and credit and collateral considerations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provisions will not be required. The Company had an allowance for credit losses of $8.3 million on the total managed portfolio at December 31, 1998 as compared to $5.6 million at June 30, 1998. The ratio of the allowance for credit losses to the net total managed portfolio was 1.0% at December 31, 1998, June 30, 1998 and December 31, 1997.

          The provision for credit losses on the total managed portfolio for the second quarter of fiscal 1999 was $1.5 million (includes a $0.1 million provision related to the Company's loan and lease portfolio and a $1.4 million provision related to the Company's securitizations) as compared to $0.3 million (includes a $0.1 million provision related to the Company's loan and lease portfolio and a $0.2 million provision related to the Company's securitizations) for the second quarter of fiscal 1998.

          The provision for credit losses on the total managed portfolio for the six months ended December 31, 1998 was $3.0 million (includes a $0.2 million provision related to the Company's loan and lease portfolio and a $2.8 million provision related to the Company's securitizations) as compared to $1.0 million (includes a $0.2 million provision related to the Company's loan and lease portfolio and a $0.8 million provision related to the Company's securitizations) for the six months ended December 31, 1997.

         The following table summarizes changes in the allowance for credit losses for the three and six-month periods ended December 31, 1998 (in thousands):

                                                                                   Total
                                                     Company                      Managed
Three Months Ended December 31, 1998                Portfolio   Securitizations  Portfolio
------------------------------------                ---------   ---------------  ---------
Balance at beginning of period..................      $1,102         $5,809       $6,911
Provision for credit losses.....................          77          1,448        1,525
Charge offs, net of recoveries..................        (109)             -         (109)
                                                      ------         ------       ------
Balance at December 31, 1998....................      $1,070         $7,257       $8,327
                                                      ======         ======       ======

Six Months Ended December 31, 1998
------------------------------------
Balance at beginning of period..................      $1,078         $4,516       $5,594
Provision for credit losses.....................         203          2,792        2,995
Charge offs, net of recoveries..................        (211)           (51)        (262)
                                                      ------         ------       ------
Balance at December 31, 1998....................      $1,070         $7,257       $8,327
                                                      ======         ======       ======

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Employee Related Costs. For the second quarter of fiscal 1999, employee related costs increased $0.3 million, or 27.5%, to $1.3 million from $1.0 million for the second quarter of fiscal 1998. For the six months ended December 31, 1998, employee related costs increased $0.6 million, or 34.4%, to $2.5 million from $1.9 million for the six months ended December 31, 1997. The increases were due to an increase in the number of sales and administrative support employees as a result of the Company's growth in loan and lease originations, as well as the increase in the volume of total loans and leases managed. Management anticipates that these expenses will continue to increase in the future as the Company's geographic expansion continues.

         Sales and Marketing Expenses. For the second quarter of fiscal 1999, sales and marketing expenses increased $1.9 million, or 59.1%, to $4.9 million from $3.0 million for the second quarter of fiscal 1998. For the six months ended December 31, 1998, sales and marketing expenses increased $4.8 million, or 90.0%, to $10.2 from $5.4 million for the six months ended December 31, 1997. The increases were primarily attributable to targeted television advertising related to Home Equity Loans and advertising costs resulting from increased newspaper, direct mail and radio advertising related to the Company's sales of subordinated debt and loan products. Subject to market conditions, the Company plans to continue to expand its service area throughout the United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. For the second quarter of fiscal 1999, general and administrative expenses increased $0.8 million, or 33.6%, to $3.0 million from $2.2 million for the second quarter of fiscal 1998. For the six months ended December 31, 1998, general and administrative expenses increased $1.7 million, or 51.4%, to $5.1 million from $3.4 million for the six months ended December 31, 1997. The increases were primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of the previously discussed growth in loan and lease originations and in the volume of total loans and leases managed during fiscal 1999.

LOAN AND LEASE QUALITY
----------------------

         Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $31.0 million at December 31, 1998 as compared to $16.8 million at June 30, 1998 and $11.4 million at December 31, 1997. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") was 3.55% at December 31, 1998 as compared to 3.01% at June 30, 1998 and 3.30% at December 31, 1997. The increase in the delinquency rate from December 31, 1997 was attributable to the maturation of the Company's total managed portfolio, which was $873.2 million at December 31, 1998, $559.4 million at June 30, 1998 and $344.9 million at December 31, 1997.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table provides data concerning delinquency experience, real estate owned ("REO") and loss experience for the Company's total managed loan and lease portfolio (dollars in thousands):

                                              December 31, 1998                       June 30, 1998
                                           -----------------------             ---------------------------
Delinquency by Type                         Amount               %                Amount                 %
-------------------                         ------               -                ------                 -
Business Purpose Loans
Total portfolio serviced                   $122,096                             $101,250
                                           ========                             ========
Period of delinquency:
         31-60 days                        $  1,589           1.30%             $  1,236              1.22%
         61-90 days                           1,280           1.05                   928              0.92
         Over 90 days                         5,548           4.54                 3,562              3.52
                                           --------          -----              --------              ----
Total Delinquencies                        $  8,417           6.89%             $  5,726              5.66%
                                           ========          =====              ========              ====
REO                                        $  1,256                             $    611
                                           ========                             ========
Home Equity Loans
Total portfolio serviced                   $602,317                             $349,685
                                           ========                             ========
Period of delinquency:
         31-60 Days                        $  8,048           1.34%             $  3,726              1.08%
         61-90 Days                           3,710           0.62                 1,022              0.29
         Over 90 Days                         8,545           1.41                 3,541              1.02
                                           --------           ----              --------              ----
Total Delinquencies                        $ 20,303           3.37%             $  8,289              2.39%
                                           ========           ====              ========              ====
REO                                        $    818                             $    311
                                           ========                             ========
Equipment Leases
Total portfolio serviced                   $148,739                             $108,463
                                           ========                             ========
Period of delinquency:
         31-60 days                        $    880           0.59%             $  1,000              0.92%
         61-90 days                             372           0.25                   320              0.30
         Over 90 days                           995           0.67                 1,478              1.36
                                           --------          -----              --------              ----
Total Delinquencies                        $  2,247           1.51%             $  2,798              2.58%
                                           ========          =====              ========              ====

Company Combined
Total Portfolios Serviced                  $873,152                             $559,398
                                           ========                             ========
Period of delinquency:
         31-60 days                        $ 10,517           1.20%             $  5,962              1.07%
         61-90 days                           5,362           0.61                 2,270              0.41
         Over 90 days                        15,088           1.74                 8,581              1.53
                                           --------           ----              --------              ----
Total Delinquencies                        $ 30,967           3.55%             $ 16,813              3.01%
                                           ========           ====              ========              ====
Total REO                                  $  2,074                             $    922
                                           ========                             ========
Losses, net of recoveries,
    experienced during the period          $    262(a)        0.06%(b)          $    667(c)           0.12%
                                           ========           ====              ========              ====
Allowance for credit losses at end
    of period                              $  8,327            1.0%             $  5,594               1.0%
                                           ========           ====              ========              ====

-------------------------------------------------------------------------------
(a) For the six month period ended December 31, 1998.
(b) Annualized.
(c) For the fiscal year ended June 30, 1998.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INTEREST RATE RISK MANAGEMENT
-----------------------------

         A primary market risk exposure to the Company is interest rate risk. Profitability is sensitive to the spread between the effective rate of interest received on loans and leases available for sale or securitized and the interest rates paid pursuant to the Company's credit facilities or the pass-through rate for interests issued in connection with securitizations. Also, a substantial and sustained increase in market interest rates could adversely affect the Company's ability to originate and purchase loans.

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

         The Company implemented a hedging strategy in an attempt to mitigate the effect of changes in interest rates on its fixed-rate mortgage loan and lease portfolios between the date of origination and securitization. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. A strategy used in the first six months of fiscal 1999 involved short sales of a combination of U.S. Treasury securities with an average life which closely matches the expected average life of the loans to be securitized. The settlement date of the short sale, as well as the buy back of the Treasury securities coincided with the anticipated settlement date of the underlying securitization. At December 31, 1998, the Company had no outstanding short sales. During the six months ended December 31, 1998, the Company incurred a loss of approximately $3.0 million ($0.9 million in the second quarter of fiscal 1999) on short sales of securities which was recognized as an offset to the gain on sale recorded on securitizations during the period. The Company also prefunds loan originations in connection with securitizations, which enables the Company to determine in the current period the rate to be received by the investors when the prefund balance of a securitization is satisfied.

         In the future the Company intends to expand the types of financial instruments it uses to hedge interest rate risk. Such instruments could include interest rate swaps, financial futures and interest rate options or other derivative instruments.

         The Company believes that it is able to implement a cost-effective hedging program to provide a level of protection against changes in market value of its fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate the Company from interest rate changes. The nature and timing of hedging transactions may impact the effectiveness of hedging strategies. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs. Such costs could increase as the period covered by the hedging protection increases. It is expected that such loss would be offset by income realized from the securitizations in that period or in future periods. As a result, the Company may be prevented from effectively hedging its fixed-rate loans held for sale, without reducing the Company's income in current periods due to the costs associated with the Company's hedging activities.

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

   Business Purpose Loans.............3% ramping to 13% over twenty-four months
   Home Equity Loans..................2% ramping to 24% over twelve months

Subordinated Debt - The Company also experiences interest rate risk to the extent that as of December 31, 1998 approximately $61.0 million of its liabilities were comprised of subordinated debt with scheduled maturities of greater than one year. To the extent that interest rates decrease in the future, the rates paid on such liabilities could exceed the rates received on new loan originations resulting in a decrease in the Company's spread.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's business requires continual access to short and long-term sources of debt financing. The Company's cash requirements include the funding of loan and lease originations, payment of interest expense, funding of over-collaterization requirements in connection with its securitizations, operating expenses and capital expenditures.

         The Company continues to significantly rely on securitizations to generate cash proceeds for the repayment of debt and to fund its ongoing operations. As a result of the terms of the securitizations, the Company will receive less cash flow from the portfolios of loans and leases securitized than it would otherwise receive absent securitizations. Additionally, pursuant to the terms of the securitizations, the Company will act as the servicer of the loans and leases and in that capacity will be obligated to advance funds in certain circumstances which may create greater demands on the Company's cash flow than either selling loans with servicing released or maintaining a portfolio of loans.

         Subject to economic, market and interest rate conditions, the Company intends to continue to implement additional securitizations of its loan and lease portfolios. Any delay or impairment in the Company's ability to securitize its loans and leases, as a result of market conditions or otherwise, could adversely affect the Company's results of operations.

         To a limited extent, the Company intends to continue to augment the interest and fee income it earns on its loan and lease portfolios by selling loans and leases either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         The Company also relies on borrowings such as its subordinated debt and warehouse credit facilities to fund its operations. At December 31, 1998, the Company had a total of $153.9 million of subordinated debt outstanding, including $5.5 million issued by NJMIC, and available credit facilities totaling $275 million, of which $65.6 million was drawn upon at such date.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Effective October 1, 1997, ABFS assumed $9.9 million of subordinated debt previously issued by NJMIC. Of this amount, $5.5 million was outstanding at December 31, 1998 and included maturity dates ranging from January 1999 to May 2003. In addition, during the six months ended December 31, 1998, ABFS sold $39.2 million in principal amount of subordinated debt (including redemptions and repurchases by investors) pursuant to a registered public offering with maturities ranging between one day and ten years (the "Registered Investment Note Offering"). As of December 31, 1998, the Company has approximately $151.4 million of subordinated debt outstanding under the Registered Investment Note Offering. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 20, 1998, the Company registered an additional $250.0 million of subordinated debt to be offered pursuant to the Registered Investment Note Offering. The proceeds of such sales of subordinated debt will be used to fund general operating and lending activities. The Company intends to meet its obligation to repay such debt as it matures with income from operations, including the securitization or sale of loans or leases from the Company's portfolio, working capital and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect the Company's operations.

         The following is a description of the Company's warehouse and line of credit facilities which are utilized to fund the Company's origination of loans and leases prior to securitization. All of these facilities are senior in right of payment to the Company's subordinated debt.

         The Company's subsidiaries have an aggregate $100.0 million Interim Warehouse and Security Agreements with Prudential Securities Credit Corporation to fund loan originations. In May 1998, the aggregate amount that could be advanced under these agreements was extended from $50.0 million to $100.0 million. These agreements were also amended in August 1998 to extend the term to August 31, 1999. The obligations under these agreements are guaranteed by the Company. Under these agreements, the subsidiaries may obtain advances subject to certain conditions, which extensions of credit bear interest at a specified margin over the LIBOR rate. The obligations under these agreements are collateralized by pledged loans. At December 31, 1998, $0.4 million of these facilities were being utilized.

         In July 1997, the Company and certain of its subsidiaries obtained a $110.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A. Under this warehouse facility, the Company may obtain advances, subject to certain conditions, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. The Company's obligations under the facility are collateralized by certain pledged loans and other collateral related thereto. The facility also requires the Company to meet certain financial ratios and contains restrictive covenants, including covenants limiting loans to and transaction with affiliates, the issuance of additional debt, and the types of investments that can be made by the Company and its subsidiaries. The aggregate amount that could be advanced under this credit facility was increased from $110.0 million to $150.0 million and the term was extended two years so that such facility now expires on October 1, 2000. At December 31, 1998, $51.4 million of this facility was being utilized.

         In September 1998 the Company's subsidiaries, American Business Leasing, Inc. ("ABL") and Federal Leasing Corp., ("FLC"), entered into a credit agreement with First Union National Bank ("FUNB") pursuant to which FUNB committed to extend $20.0 million of credit in the form of a warehouse line of credit to such entities to enable them to fund eligible lease receivables. The agreement terminates in September 2000. Under the FUNB line of credit, ABL and FLC may obtain advances in increments of $500,000 or greater, subject to certain conditions, which extensions of credit shall bear interest at either the LIBOR rate plus 187.5 basis points or the prime rate set by FUNB less 100 basis points at the borrower's option. Such agreement has a term of two years

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

unless accelerated upon an event of default as described in such agreement. The obligation under the FUNB line of credit is collateralized by pledged leases and other collateral related thereto. Such obligation is also guaranteed by the Company and certain of its subsidiaries. The FUNB line of credit requires ABL and FLC to meet certain financial and delinquency ratios and contains restrictive covenants included but not limited to the incurrence of additional debt, the retention of certain members of senior management and Year 2000 compliance. At December 31, 1998, $8.9 million of this line of credit was being utilized.

         In October 1998, ABL and American Business Lease Funding Corporation ("ABLFC"), a wholly-owned subsidiary of ABL, entered into a $100.0 million commercial paper conduit underwritten by First Union Capital Markets to finance equipment lease production. The agreement allows for up to two sales of equipment leases per month into the conduit. The agreement terminates on October 14, 1999 unless terminated earlier in the event of a certain event of default described therein. The cost of financing is the average interest rate on commercial paper plus 65 basis points.

         In December 1998, the Company's subsidiaries, ABC, HAC and NJMIC entered into a credit agreement with Chase Bank of Texas ("CBT") pursuant to which CBT committed to extend $5.0 million of credit in the form of a Security Agreement against the Class R Certificate of the ABFS Mortgage Loan Trust 1998-2. Under the CBT line of credit ABC, HAC and NJMIC may borrow up to $5.0 million, subject to certain conditions which extensions of credit shall bear interest at the LIBOR rate plus 200 basis points. Such agreement has a term of one year unless accelerated upon an event of default as described in such agreement. At December 31, 1998, $5.0 million of this line of credit was being utilized.

         As of December 31, 1998, the Company had $158.6 million of debt scheduled to mature during the twelve months ending December 31, 1999 which was comprised of maturing subordinated debt, warehouse lines of credit and other debt incurred in connection with the acquisition of NJMIC. The Company currently expects to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the Company's current use of securitizations to fund loan growth, the Company is also dependent upon other borrowings to fund a portion of its operations. As a result, the Company intends to continue to utilize debt financing to fund its operations in the future.

         Any failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size or pricing in the markets for the Company's loans and leases, could have a material adverse effect on the Company's results of operations and financial condition. To the extent the Company is not successful in maintaining or replacing existing financing, it would have to curtail its loan and lease production activities or sell loans and leases rather than securitize them, thereby having a material adverse effect on the Company's results of operations and financial condition.

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

Year 2000 Update

         The Company established its Year 2000 (Y2K) Task Force to assess the Company's Y2K issues and to implement its Y2K compliance program. The Task Force includes members of the Company's Information Technology Department, Finance Department, Legal Department and an independent consultant with Y2K expertise. The Task Force reports periodically to executive management. The Task Force has completed an assessment of its core information technology (IT) systems and is continuing the process of evaluating the remainder of its non-core IT systems as well as non-IT systems. The non-IT systems include the Company's telecommunications systems, business machines and building and premises systems.

         The Company's Task Force has adopted a five-phase approach to assess Y2K issues and to address those issues that are reasonably within its control:

     Phase 1 - Awareness: One of the first tasks performed by the Task Force was to generate greater awareness of Y2K issues. The awareness process included contacting all business units to educate management regarding the Y2K program and to discern any potential issues. Each business unit has assigned a point of contact to assist the Task Force in the assessment and compliance process. Awareness efforts will continue throughout the span of the project.

     Phase 2 - Assessment: The Company has conducted an inventory of all IT hardware and software, including business applications, operating systems, third-party products, and internal and external interfaces that may be at risk. Each critical system was reviewed, rated for importance to business operations and identified as "retain" or "retire." This process has been completed for all core IT systems. All non-core IT systems are also under review. The review process is near completion for the non-core systems. It should be noted that the Company is currently in the process of replacing all core IT systems due to strategic and growth reasons unrelated to the Y2K issue. The Company commenced this replacement process in 1996 and currently anticipates completion prior to December 1999. All systems acquired as part of this enhancement project will be certified by their vendors as Y2K compliant. The Company also is evaluating non-IT systems, which include the Company's telecommunications systems, business machines, building and premises systems and key suppliers, whose Y2K failures could have a material impact on the Company's operation. This part of the assessment, which is dependent on obtaining specific responses from third parties, is expected to be completed by June 1999. The assessment phase also includes the development of appropriate response plans, which may include repair, conversion, replacement or elimination of affected systems.

     Phase 3 - Renovation: This phase involves the remediation of Y2K issues identified as a result of the assessment (Phase 2). Efforts have commenced on certain in-house developed systems. This phase is expected to be completed by June 1999.

     Phase 4 - Validation: This phase involves establishing a test environment, performing systems tests and validating the results. Vendors that have provided existing critical business applications have reported that they are Y2K compliant. The Company will validate these claims only if the replacement process is not completed in the scheduled time frames. Y2K testing and verification of all new "replacement" systems will be done as part of the implementation process. Test plans are being written, with verification testing projected to be completed by September 1999.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Phase 5 - Implementation: This phase involves the deployment of the appropriate Y2K compliant strategy based on the results of the Company's Assessment, Renovation and Validation phases (Phases 2, 3 and 4).

                      Year 2000 Risks and Contingency Plans
                      -------------------------------------

         The majority of the Company's IT hardware and infrastructure is less than 2 years old, minimizing exposure to Y2K issues. This inventory is being checked against vendor provided Y2K information for validation. Also, the Company intends that all new hardware and software acquisitions are represented and warranted by the vendors as Y2K compliant and that any systems developed by in-house programmers will continue to be created using Y2K compliant tools, platforms, and procedures.

         The Company has been contacting suppliers who provide necessary goods and services, including banking institutions who provide financial services to the Company, to evaluate their Y2K compliance plans. As responses are received, their responses are reviewed and evaluated to ensure that no Y2K related event will materially impede the ability of the Company's suppliers to continue to provide needed goods and services as the Year 2000 is approached and reached. To date, the Company believes all responses received indicate that these goods and services are, or will be, Year 2000 compliant. The failure of the Company's suppliers to address their Y2K issues on a timely basis may have a material adverse effect on the Company's operations.

         Based upon the current status, the Company has targeted the end of September 1999 for completion of its Y2K compliance program. However, no assurance can be given that the Company will meet this time frame. The Company currently estimates that the costs directly associated with its Y2K compliance program will be approximately $0.3 million. This budgeted amount does not include the costs associated with the "replacement" systems as referenced in Phase 2. The funds necessary to complete the systems replacement project and the Y2K compliance program are included in the Company's Information Technology operating budget. Amounts expended for the Company's Y2K compliance program have not been material as of December 31, 1998.

         The Company is in the process of developing a contingency plan that will be used in the event that any of its hardware, software or other computer systems, or those of its vendors are not Y2K compliant, based on risks identified as a result of the Company's assessment and testing phase of its Year 2000 compliance program.

         While the Company fully expects that the precautions being taken will prepare the Company for entering Year 2000, there is always the potential for risk. The failure of the Company or any of its material suppliers to bring their systems into Year 2000 compliance on a timely basis may have a material adverse effect on the Company's operations.

AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

                  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-INTEREST RATE RISK MANAGEMENT" on page 21. Additional quantitative and qualitative disclosures regarding market risk are contained in the Company's 10-KSB for the fiscal year ended June 30, 1998.

PART II. OTHER INFORMATION
AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

         On October 23, 1997, a class action suit was filed in the Superior Court of New Jersey - Law Division, Essex County (the "Superior Court") at Docket No. L-12066-97 against New Jersey Mortgage and Investment and Corp. ("NJMIC") by Alfred G. Roscoe, on behalf of himself and others similarly situated. Mr. Roscoe sought certification that the action may be maintained as a class action as well as unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleged that NJMIC violated New Jersey's Mortgage Financing on Real Estate Law, N.J.S.A. 46:10A-1 et seq., by requiring him and other borrowers to pay or reimburse NJMIC for attorneys' fees and costs in connection with loans made to them by NJMIC. Mr. Roscoe further asserted that NJMIC's alleged actions violated New Jersey's Consumer Fraud Act, N.J.S.A. 56:8-1, et seq., and constituted common law fraud and deceit. On February 24, 1998, after oral argument before the Superior Court an order was entered in favor of NJMIC and against Mr. Roscoe granting NJMIC's Motion for Summary Judgment. Mr. Roscoe appealed to the Superior Court of New Jersey - Appellate Division (the "Appellate Division"). Oral argument on the appeal was heard on January 20, 1999 before a two-judge panel of the Appellate Division. On February 3, 1999, the panel filed a per curiam opinion affirming the Superior Court's ruling in favor of NJMIC.

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

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders (the "Meeting") was held on December 15, 1998. The following is a description of the matters submitted to stockholders for their approval at the Meeting and the votes cast with respect thereto:

                  Proposal                                Votes Cast
                  --------                                ----------
                                                                       Broker
                                          For      Withheld           Non-Votes
                                          ---      --------           ---------
Election of Directors:

Anthony J. Santilli (three year term)   3,028,093    1,118               0
Richard Kaufman (three year term)       3,028,093    1,118               0

AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

     Exhibit
     Number    Description of Exhibit
     ------    ----------------------

     10.1 $5,000,000 Loan Agreement dated as of December 30, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc. New Jersey Mortgage and Investment Corp. as co-borrowers, and Chase Bank of Texas as lender.

     27        Financial Data Schedule

(b)      Reports on Form 8-K:


         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: February 12, 1999            BY: /s/ Albert W. Mandia
      -----------------                ----------------------------------------
                                       Albert W. Mandia
                                       Executive Vice President and Chief
                                       Financial Officer

          AMERICAN BUSINESS FINANCIAL SERVICES INC., AND SUBSIDIARIES

                                 EXHIBIT INDEX


     Exhibit
     Number    Description of Exhibit
     ------    ----------------------

     10.1 $5,000,000 Loan Agreement dated as of December 30, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc. New Jersey Mortgage and Investment Corp. as co-borrowers, and Chase Bank of Texas as lender.

     27        Financial Data Schedule