Form 10-K
period 1999-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1999-09-17
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended June 30, 1999

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

       For the transition period from _______________ to ________________

                  Commission File No. 000-22474
                                      ---------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
                (Name of registrant as specified in its charter)

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

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [X]

         The aggregate market value of the 1,847,875 shares of common stock, $.001 par value per share, held by non-affiliates of the Registrant as of September 3, 1999 was $23.4 million.

         The number of shares outstanding of the Registrant's sole class of common stock as of September 3, 1999 was 3,587,014 shares. (The share amounts stated above give effect to a 5% stock dividend declared on August 18, 1999 and payable on September 27, 1999 to stockholders of record on September 3, 1999.)


DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Proxy Statement for 1999 Annual Meeting of Stockholders

                                     Part I

Item 1.  Business

Forward Looking Statements

         Some of the information in this Form 10-K or the documents incorporated by reference in this Form 10-K may contain forward-looking statements. You can identify these statements by the appearance of phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words. Forward-looking statements are subject to certain risks and uncertainties, including but not limited to the following:

        o  market conditions and real estate values in our primary lending area;
        o  credit risk related to our borrowers;
        o  our dependence on securitizations;
        o  our ability to sustain our revenue and earnings growth;
        o  our ability to implement our growth strategy;
        o  competition;
        o  our dependence on debt financing to fund our operations;
        o  changes in interest rates;
        o  our ability to implement an effective hedging strategy;
        o  the geographic concentration of our loans;
        o state and federal regulation and licensing requirements applicable to our lending activities;
        o  claims by borrowers or investors;
        o  dependence on key personnel;
        o  environmental regulation; and
        o  risks associated with year 2000 computer systems problems.

        All of the above risks could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this Form 10-K. You should not place undue reliance on any forward-looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

General

         American Business Financial Services, Inc. is a diversified financial services company operating throughout the United States. We originate loans and leases through a retail branch network of offices. Through our principal direct and indirect subsidiaries, we originate, service and sell:

                  o loans to businesses secured by real estate and other business assets, which we refer to in this document as business purpose loans;

                  o mortgage loans, typically to credit-impaired borrowers, which are secured by first and second mortgages on single-family residences and which do not satisfy the eligibility requirements of Fannie Mae, Freddie Mac or similar buyers which we refer to in this document as home equity loans;

                  o mortgage loans to borrowers with favorable credit histories which are secured by first mortgages on one-to four-unit residential properties, most of which satisfy the eligibility requirements of Fannie Mae and Freddie Mac, which are referred to in this document as first mortgage loans; and

                  o small ticket business equipment leases, which generally involve amounts of $2,000 to $250,000.

         In addition, we have entered into business arrangements with several financial institutions pursuant to which we will purchase home equity loans that do not meet the underwriting guidelines of the selling institution but that do meet our underwriting criteria which is referred to in this document as the Bank Alliance Program.

         Our loan customers currently fall primarily in two categories. The first category of customers includes credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations that have historically provided loans only to individuals with the most favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit characteristics and/or unverifiable income. The second category of customers includes borrowers who would qualify for loans from traditional lending sources but who still elect to use our products and services. Our experience has indicated that these borrowers are attracted to our loan products as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan requests. Historically, both categories of customers have been willing to pay our origination fees and interest rates even though they are generally higher than those charged by traditional lending sources. Our lease customers are typically small businesses or proprietorships with less than 100 employees and favorable credit histories.

         We were incorporated in Delaware in 1985 and we began operations in 1988, initially offering business purpose loans secured by real estate through our subsidiary, American Business Credit. References in this document to "ABFS," "we," "us," and "our" refer to American Business Financial Services, Inc. and its subsidiaries. Certain financial information contained in this document has been adjusted to reflect a 5% stock dividend declared on August 18, 1999 and payable on September 27, 1999.

         The ongoing securitization of our loans and leases is a central part of our current business strategy. A securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case loans or leases, to a trust in exchange for certificates, notes or other securities issued by the trust and representing an undivided interest in the trust assets. The transfer to the trust could involve a sale or pledge of the financial assets depending on the particular transaction. A portion of the certificates, notes or other securities are then sold to investors for cash. Often the originator of the loans or leases retains the right to service the assets for a fee and may also retain an interest in the cash flows generated by the securitized assets referred to as a residual interest which is subordinate to the regular interest sold to investors. Through June 30, 1999, we had securitized an aggregate of $1.3 billion of loans and leases, consisting of $201.3 million of business purpose loans, $969.8 million of home equity loans, and $152.3 of equipment leases. We retain the servicing rights on all securitized loans and leases. See "-- Securitizations."

         In addition to securitizations, we fund our operations with subordinated debt that we offer by means of a prospectus which was declared effective by the SEC from our principal operating office located in Pennsylvania and branch offices located in Florida and Arizona. We have offered this debt without the assistance of an underwriter or dealer. At June 30, 1999, we had $212.9 million in subordinated debt outstanding. This debt had a weighted average interest rate of 9.35% and a weighted average maturity of 21 months as of June 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         We intend to continue to use funds generated from the securitization of loans and leases as well as the sale of subordinated debt to increase our loan and lease originations and investments in operations required to position us for expansion into new geographic markets, including the development of the Internet as a distribution channel. We also continue to explore a variety of strategic options to broaden our product offerings and reduce our cost of funds. To achieve these goals, we may consider the acquisition of other finance companies or related companies, the purchase of portfolios of loans, the establishment or purchase of a state or federally chartered financial institution or industrial loan company, the issuance of secured credit cards, the origination and servicing of loans insured by the Small Business Administration and the engagement of independent NASD-registered brokers to assist in the sale of the subordinated debt securities. We cannot assure you that we will engage in any of the activities listed above or the impact of those activities on our financial condition or results of operations.

         Our principal executive office is located at 103 Springer Building, 3411 Silverside Road, Wilmington, Delaware 19810. The telephone number at that address is (302) 478-6160. Our principal operating office and the executive offices of our subsidiaries are located at Balapointe Office Centre, 111 Presidential Boulevard, Suite 215, Bala Cynwyd, PA 19004. The telephone number at the Balapointe Office Centre is (610) 668-2440. We maintain a site on the World Wide Web at www.abfsonline.com. The information on our web site is not and should not be considered part of this document.

Subsidiaries

         As a holding company, our activities have been limited to: (i) holding the shares of our operating subsidiaries, and (ii) raising capital for use in the subsidiaries' lending operations.

ABFS is the parent holding company of American Business Credit, Inc. and its primary subsidiaries, HomeAmerican Credit, Inc. (doing business as Upland Mortgage), Processing Service Center, Inc., American Business Leasing, Inc., ABC Holdings Corporation and New Jersey Mortgage and Investment Corp. and its subsidiary, Federal Leasing Corp.

         American Business Credit, a Pennsylvania corporation incorporated in 1988 and acquired by us in 1993, originates, services and sells business purpose loans. Home American Credit, a Pennsylvania corporation incorporated in 1991, originates and sells home equity loans. Home American Credit acquired Upland Mortgage Corp. in 1996 and since that time has conducted business as "Upland Mortgage." Upland Mortgage also purchases home equity loans through the Bank Alliance Program. Processing Service Center processes home equity loan applications for financial institutions as part of the Bank Alliance Program. Incorporated in 1994, American Business Leasing commenced operations in 1995 and originates and services equipment leases.

         New Jersey Mortgage and Investment Corp., a New Jersey corporation organized in 1938 and acquired by us in October 1997, is currently engaged in the origination and sale of home equity loans, as well as first mortgage loans. New Jersey Mortgage originates loans secured by real estate. These loans are originated through New Jersey Mortgage's network of branch sales offices and three satellite offices. New Jersey Mortgage has been offering mortgage loans since 1939. We currently sell first mortgage loans originated by American Household Mortgage, a division of New Jersey Mortgage, in the secondary market with servicing released. We also securitize home equity loans originated by New Jersey Mortgage pursuant to our existing current securitization program.

         New Jersey Mortgage's wholly-owned subsidiary, Federal Leasing Corp., is a Delaware corporation which was organized in 1974. Federal Leasing Corp. generally originates equipment leases throughout the United States and has in the past sold such leases through securitizations and retains the servicing rights with respect to the leases. We intend to evaluate the continued securitization of equipment leases based upon market and economic conditions in the future.

         ABC Holdings Corporation, a Pennsylvania corporation, was incorporated in 1992 to hold properties acquired through foreclosure.

         We also have numerous special purpose subsidiaries that were incorporated solely to facilitate our securitizations. Some of those companies are Delaware investment holding companies. The stock of these subsidiaries is held by various subsidiaries of ours. As part of the acquisition of New Jersey Mortgage and Federal Leasing Corp., we also acquired FLC Financial Corp. and FLC II Financial Corp., the Delaware investment holding companies incorporated to facilitate the securitization of Federal Leasing Corp.'s leases. The stock of these companies is held by Federal Leasing Corp. None of these corporations engage in any business activity other than holding the subordinated certificate, if any, and the interest only and residual strips created in connection with securitizations completed through Federal Leasing Corp. prior to its acquisition by us. See "-- Securitizations."

      The following chart sets forth our basic organizational structure(1).

          -------------------------------------------------------------
                                      ABFS
          -------------------------------------------------------------
                                (Holding Company)
                      (Issues subordinated debt securities)
          -------------------------------------------------------------

          -------------------------------------------------------------
                         AMERICAN BUSINESS CREDIT, INC.
          -------------------------------------------------------------
                (Originates and services business purpose loans)

          -------------------------------------------------------------

                   HOME AMERICAN
   NEW JERSEY       CREDIT, INC.       PROCESSING       AMERICAN        ABC
  MORTGAGE AND         d/b/a            SERVICE         BUSINESS      HOLDINGS
INVESTMENT CORP.       UPLAND         CENTER, INC.   LEASING, INC.     CORP.
                      MORTGAGE
--------------------------------------------------------------------------------
(Originates and     (Originates,    (Processes bank   (Originates      (Holds
 services first    purchases and        alliance          and        foreclosed
  mortgage and     services home        program         services    real estate)
  home equity     equity loans)(2)    home equity      equipment
     loans)                              loans)         leases)
--------------------------------------------------------------------------------

----------------
    FEDERAL
 LEASING CORP.
----------------
   (Originates
    equipment
     leases)
----------------

--------
(1) In addition to the corporations pictured above, we organized at least one special purpose corporation for each of these securitizations.

(2) Loans purchased by Upland Mortgage represent loans acquired through the Bank Alliance Program.

Lending and Leasing Activities

         General. The following table sets forth certain information concerning our loan and lease origination, purchase and sale activities for the years indicated. We did not originate first mortgage loans prior to October 1997.

                                                                                        June 30,
                                                                       ------------------------------------------
                                                                         1999             1998             1997
                                                                       --------         --------         --------
                                                                                (dollars in thousands)
                 Loans/Leases Originated/Purchased
                    (Net of refinances)
                       Business purpose loans ...................      $ 64,818         $ 52,335         $ 38,721
                       Home equity loans ........................      $634,820         $328,089         $ 91,819
                       First mortgage loans .....................      $ 66,519         $ 33,671               --
                       Equipment leases .........................      $ 96,289         $ 70,480         $  8,004
                       Other loans ..............................            --               --         $     39
                 Number of Loans/Leases Originated/Purchased
                       Business purpose loans ...................           806              632              498
                       Home equity loans ........................         8,251            5,292            1,791
                       First mortgage loans .....................           781              218               --
                       Equipment leases .........................         4,138            3,350              743
                       Other loans ..............................            --               --                8
                 Average Loan/Lease Size
                       Business purpose loans ...................      $     80         $     83         $     78
                       Home equity loans ........................      $     74         $     62         $     51
                       First mortgage loans .....................      $    165         $    154               --
                       Equipment leases .........................      $     23         $     21         $     11
                       Other loans                                           --               --         $      5
                 Weighted Average Interest Rate on Loans/Leases
                    Originated/Purchased
                       Business purpose loans ...................        15.91%           15.96%           15.91%
                       Home equity loans ........................        11.05%           11.95%           11.69%
                       First mortgage loans .....................         7.67%            8.22%               --
                       Equipment leases .........................        11.40%           12.19%           15.48%
                       Other loans ..............................            --               --           20.83%
                 Weighted Average Term (in months)
                       Business purpose loans ...................           169              172              184
                       Home equity loans ........................           261              244              218
                       First mortgage loans .....................           322              340               --
                       Equipment leases .........................            50               49               40
                       Other loans ..............................            --               --
                 Loans/Leases Sold
                       Business purpose loans ...................      $ 71,931         $ 54,135         $ 38,083
                       Home equity and First mortgage loans .....      $613,069         $322,459         $ 80,734
                       Equipment leases .........................      $ 92,597         $ 59,700               --
                       Other loans ..............................            --               --         $     58
                 Number of Loans/Leases Sold
                       Business purpose loans ...................           911              629              497
                       Home equity and First mortgage loans .....         8,074            4,753            1,631
                       Equipment leases .........................         4,363            3,707               --
                       Other loans ..............................            --               --                8
                 Weighted Average Rate on Loans/Leases
                       Originated ...............................        11.30%           11.63%           13.09%

         The following table sets forth information regarding the average loan-to-value ratios for loans we originated during the periods indicated. We did not originate any first mortgage loans prior to October 1997.

                                                   Year Ended June 30,
                                          ------------------------------------
         Loan Type                         1999           1998           1997
         ----------------------------     ------         ------         ------
         Business purpose loans......      61.5%          60.5%          60.0%
         Home equity loans ..........      78.0           76.6           72.0
         First mortgage loans .......      78.0           79.9             --

         The following table shows the geographic distribution of our loan and lease originations and purchases during the periods indicated.


                                                                     Year Ended June 30,
                                       --------------------------------------------------------------------------------
                                         1999        %        1998       %        1997        %        1996       %
                                       ----------           ----------          ---------            ---------
                                                                    (dollars in thousands)

        New Jersey...................  $ 236,976     27.48% $ 128,025    26.38%  $ 40,725    29.39%  $20,986     29.33%
        New York.....................    163,580     18.97     54,907    11.31      8,343     6.02     7,417     10.36
        Pennsylvania.................    139,992     16.23    150,048    31.06     53,834    38.85    33,324     46.57
        Florida......................     61,312      7.11     23,905     4.93      3,670     2.65       674      0.94
        Georgia......................     59,395      6.89     23,084     4.76     10,092     7.28       181      0.25
        Illinois.....................     27,663      3.21         --       --         --       --        --        --
        California...................     20,487      2.38     12,709     2.62         --       --        --        --
        Maryland.....................     19,625      2.28     11,748     2.42      5,010     3.61     4,408      6.16
        Ohio.........................     17,155      1.99         --       --         --       --        --        --
        Virginia.....................     17,126      1.99     13,138     2.71      5,469     3.95       104      0.15
        Delaware.....................     14,254      1.65     10,823     2.23      3,117     2.25     2,724      3.81
        Connecticut..................     14,052      1.63      5,964     1.23      2,005     1.45        87      0.12
        North Carolina...............     13,648      1.58      5,144     1.06      4,245     3.06        78      0.11
        Texas........................      6,631       .77      6,430     1.33         --       --        --        --
        Other........................     50,550      5.84     38,650     7.98      2,073     1.49     1,575      2.20
                                       ---------    ------   --------   ------   --------   ------   -------   -------
                 Total...............  $ 862,446    100.00%  $484,575   100.00%  $138,583   100.00%  $71,558    100.00%
                                       =========    ======   ========   ======   ========   ======   =======   =======

         Business Purpose Loans. Through our subsidiary, American Business Credit, we currently originate business purpose loans through a retail network of salespeople in Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, Ohio, Pennsylvania and Virginia. We focus our marketing efforts on small businesses who do not meet all of the credit criteria of commercial banks and small businesses that our research indicates may be predisposed to using our products and services.

         We originate business purpose loans to corporations, partnerships, sole proprietors and other business entities for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition and debt-consolidation. We do not target any particular industries or trade group and, in fact, take precautions against concentration of loans in any one industry group. All business purpose loans are collateralized by a first or second mortgage lien on a principal residence or some other parcel of real property, such as office and apartment buildings and mixed use buildings, owned by the borrower, a principal of the borrower, or a guarantor of the borrower. In addition, in most cases, these loans are further collateralized by personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets.

         Our business purpose loans generally ranged from $15,000 to $500,000 and had an average loan size of approximately $80,000 for the loans originated during the year ended June 30, 1999. Generally, our business purpose loans are made at fixed rates and for terms ranging from five to 15 years. We generally charge origination fees for these loans of 5.0% to 6.0% of the original principal balance. The weighted average interest rate charged on the business purpose loans originated by us was 15.91% for the year ended June 30, 1999 . The business purpose loans we securitized during the past fiscal year had a weighted average loan-to-value ratio, based solely upon the real estate collateral securing the loans, of 61.5% at the time of securitization. See
"-- Securitizations." We originated $64.8 million of business purpose loans for the year ended June 30, 1999.

         Generally, we compute interest due on its outstanding loans using the simple interest method. Where permitted by applicable law, we impose a prepayment fee. Although prepayment fees imposed vary based upon applicable state law, the prepayment fees on our business purpose loan documents generally amount to a significant portion of the outstanding loan balance. We believe that such prepayment terms tend to extend the average life of our loans by discouraging prepayment which makes these loans more attractive for securitization. Whether a prepayment fee is imposed and the amount of such fee, if any, is negotiated between the individual borrower and American Business Credit prior to closing of the loan.

         Home Equity Loans. We originate home equity loans through Upland Mortgage and New Jersey Mortgage primarily to credit-impaired borrowers through retail marketing which includes telemarketing operations, direct mail, radio and television advertisements as well as through our interactive web site. We entered the home equity loan market in 1991. Currently, we are licensed to originate home equity loans in 44 states across the United States.

         Home equity loans originated and funded by our subsidiaries are generally securitized. In addition, we sell home equity loans to one of several third party lenders, at a premium and with servicing released. Currently, we build portfolios of home equity loans for the purpose of securitizing such loans.

         Home equity loan applications are obtained from potential borrowers over the phone, in person or over the Internet through our interactive web site. The loan request is then processed and closed. The loan processing staff generally provides its home equity borrowers with a loan approval within 24 hours and closes its home equity loans within approximately seven to ten days of obtaining a loan approval.

         Home equity loans generally range from $10,000 to $250,000 and had an average loan size of approximately $74,000 for the loans originated during the year ended June 30, 1999. During the year ended June 30, 1999, we originated $634.8 million of home equity loans. Generally, home equity loans are made at fixed rates of interest and for terms ranging from five to 30 years. Such loans generally have origination fees of approximately 2.0% of the aggregate loan amount. For the year ended June 30, 1999, the weighted average interest rate received on such loans was 11.05% and the average loan-to-value ratio was 78.0% for the loans originated by us during such period. We attempt to maintain our interest and other charges on home equity loans competitive with the lending rates of other finance companies and banks. Where permitted by applicable law, a prepayment fee may be imposed and is generally charged to the borrower on the prepayment of a home equity loan except in the event the borrower refinances a home equity loan with us.

         In fiscal 1996, through Upland Mortgage and in conjunction with Processing Service Center, Inc., we entered into business arrangements with several financial institutions which provide for Upland Mortgage's purchase of home equity loans that do not meet the underlying guidelines of the selling institutions but meet our underwriting criteria. This program is called the Bank Alliance Program. The Bank Alliance Program is designed to provide an additional source of home equity loans, targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines have generally provided mortgage financing only to the most credit-worthy borrowers. This program allows these financial institutions to originate loans to credit-impaired borrowers in order to achieve certain community reinvestment goals and to generate fee income and subsequently sell such loans to Upland Mortgage. We believe that the Bank Alliance Program is a unique method of increasing our production of home equity loans.

         Under this program, a borrower who fails to meet a financial institution's underwriting guidelines will be referred to Processing Service Center, Inc. which will process the loan application and underwrite the loan pursuant to Upland Mortgage's underwriting guidelines. If the borrower qualifies under Upland Mortgage's underwriting standards, the loan will be originated by the financial institution and subsequently sold to Upland Mortgage.

         Since the introduction of this program, we have entered into agreements with twenty-two financial institutions which provide us with the opportunity to underwrite, process and purchase loans generated by the branch networks of such institutions which consist of in excess of 1,500 branches located in Colorado, Delaware, Florida, Georgia, Indiana, Maryland, Michigan, Nebraska, New Hampshire, New Jersey, Ohio, Pennsylvania and Tennessee. During fiscal 1999, Upland Mortgage purchased in excess of $35.0 million of loans pursuant to this program. We intend to continue to expand the Bank Alliance Program with financial institutions across the United States.

         During fiscal 1999, we launched an Internet loan distribution channel under the name www.UplandMortgage.com. Through this interactive web site, borrowers can calculate interest payments and submit and an application via the Internet. The Upland Mortgage Internet platform provides borrowers with convenient access to the mortgage loan application process, 7 days a week, 24 hours a day. We believe that the addition of this distribution channel maximizes the efficiency of the application process and could reduce our transaction costs in the future to the extent the volume of loan applications received via the web page increases. Throughout the loan processing period, borrowers who submit applications on line are supported by our staff of highly trained loan officers. We intend to continue to enhance our web site in order to permit online underwriting, approval and processing of a loan application.

         First Mortgage Loans. We began offering first mortgage loans in October 1997 in connection with our acquisition of New Jersey Mortgage. New Jersey Mortgage has been originating mortgage loans since 1939. We originate first mortgage loans and sell them in the secondary market with servicing released. Our first mortgage lending market area is primarily the eastern region of the United States. We originated $66.5 million of first mortgage loans during the year ended June 30, 1999.

         The first mortgage loans are secured by one-to four-unit residential properties located primarily in the eastern region of the United States. These properties are generally owner-occupied single family residences but may also include second homes and investment properties. These loans are generally made through American Household Mortgage, a division of New Jersey Mortgage, to borrowers with favorable credit histories and are underwritten pursuant to Freddie Mac or Fannie Mae standards to permit their sale in the secondary market, however, we also originate first mortgage loans which do not meet the Freddie Mac or Fannie Mae standards for sale in the secondary market. Certain of these first mortgage loans have balances of $240,000 or greater and are commonly referred to as jumbo loans.

         New Jersey Mortgage typically sells such loans to third parties with servicing released. New Jersey Mortgage also originates Federal Housing Authority ("FHA") and Veterans Administration ("VA") loans which are subsequently sold to third parties with servicing released. This means that we do not generally retain the right to collect and service these loans after they are sold. New Jersey Mortgage originates such loans for sale in the secondary market.

         Equipment Leases. Through our indirect subsidiaries American Business Leasing and Federal Leasing Corp., we began offering equipment leases in December 1994 to complement our business purpose lending program. We currently originate equipment leases throughout the United States. We originate equipment leases to corporations, partnerships, other entities and sole proprietors on various types of business equipment including, but not limited to, computer equipment, automotive equipment, construction equipment, commercial equipment, medical equipment and industrial equipment. We generally do not target credit-impaired lessees. All such lessees must meet certain specified financial and credit criteria.

         Generally, our equipment leases are of two types: (i) finance leases which have a term of 12 to 60 months and provide a purchase option exercisable by the lessee at $1.00 or 10% of the original equipment cost at the termination of the lease, and (ii) fair market value or true leases which have a similar term but provide a purchase option exercisable by the lessee at the fair market value of the equipment at the termination of the lease. Our equipment leases generally range in size from $2,000 to $250,000, with an average lease size of approximately $23,000 for the leases originated during the year ended June 30, 1999. Leases in excess of $250,000 are generally sold on a non-recourse basis to third parties. Our leases generally have maximum terms of seven years. The weighted average interest rates received on leases for the year ended June 30, 1999 was 11.40%. During the year ended June 30, 1999, we originated $96.3 million of equipment leases. Generally, the interest rates and other terms and conditions of our equipment leases are competitive with the leasing terms of other leasing companies in our market area.

         Prior to fiscal 1998, all leases originated by American Business Leasing were generally held in our lease portfolio. Historically, Federal Leasing Corp. sold all leases it originated through securitizations with servicing retained. Presently, American Business Leasing and Federal Leasing Corp. periodically sell the equipment leases, with servicing retained, through securitization or to Variable Funding Capital Corporation, a commercial paper conduit underwritten by First Union Capital Market. These leases are serviced by American Business Leasing or Federal Leasing Corp. During fiscal 1999, we sold or securitized $92.6 million of equipment leases. During fiscal 1999, we streamlined our leasing activities to focus solely on the origination of small ticket business equipment leases which generally involve equipment valued at $2,000 to $250,000, which market we believe is not adequately serviced by larger leasing companies. In the future, we intend to evaluate the continued securitization of our lease portfolio subject to market and economic conditions.

         There are risks inherent in our leasing activities which are different than those risks inherent in our mortgage lending activities. See "-- Risk Factors -- Risks associated with leasing activities may reduce our future profitability."

Marketing Strategy

         We concentrate our marketing efforts primarily on two potential customer groups. One group, based on historical profiles, has a tendency to select our loan and lease products because of our personalized service and timely response to loan requests. The other group is comprised of credit-impaired borrowers who satisfy our underwriting guidelines. We also market first mortgage loans and leases to borrowers with favorable credit histories. See "-- Risk Factors - Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio which could adversely impact our financial condition and results of operations."

         Our marketing efforts for business purpose loans focus on our niche market of selected small businesses located in our market area which generally includes the eastern half of the United States. We target businesses which we believe would qualify for loans from traditional lending sources but would elect to use our products and services. Our experience has indicated that these borrowers are attracted to us as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan applications. Historically, such customers have been willing to pay our origination fees and interest rates which are generally higher than those charged by traditional lending sources.

         We market business purpose loans through various forms of advertising, and a direct sales force. Advertising media used includes large direct mail campaigns and newspaper and radio advertising. Our commissioned sales staff, which consists of full-time highly trained salespersons, is responsible for converting advertising leads into loan applications. We use a proprietary training program involving extensive and on-going training of our lending officers. Our sales staff uses significant person-to-person contact to convert direct mail advertising into loan applications and maintains contact with the borrower throughout the application process. See "-- Lending and Leasing Activities - Business Purpose Loans."

         We market home equity loans through telemarketing, direct mail campaigns as well as television, Internet, radio and newspaper advertisements. Our television advertising campaign is designed to complement the other forms of advertising we used. Our integrated approach to media advertising is intended to maximize the effect of our advertising campaigns. We also use a network of loan brokers.

         Our marketing efforts for home equity loans are concentrated in the eastern region of the United States. In connection with the acquisition of New Jersey Mortgage, we expanded our branch office network to include Illinois, Ohio, Delaware, Pennsylvania and Virginia in its existing network of offices in Georgia, Maryland, South Carolina and Florida. We intend to open additional sales offices in other states in the future. Loan processing, underwriting, servicing and collection procedures are performed at our main office located in Pennsylvania. We also use the Bank Alliance Program as an additional source of loans as well as our Internet web site. See "-- Lending and Leasing Activities-Home Equity Loans."

         We market first mortgage loans through our network of loan brokers. Our marketing efforts for first mortgage loans are concentrated in the mid-Atlantic region of the United States. In addition, we market first mortgage loans under the name American Household Mortgage. See "-- Lending and Leasing Activities - First Mortgage Loans."

         Through our subsidiaries, American Business Leasing and Federal Leasing Corp., we market equipment leases throughout the United States. During 1999, we streamlined our leasing operations to focus our marketing efforts on the origination of small ticket business equipment leases which we believe is not adequately serviced by large leasing companies. Our marketing efforts in the leasing area are focused on our niche market of distributors of small to medium-sized office, industrial and medical equipment. American Business Leasing and Federal Leasing Corp. primarily obtain their equipment leasing customers through equipment manufacturers, brokers and vendors with whom they have a relationship and through a direct sales force. See "-- Lending and Leasing Activities - Equipment Leases."

Loan and Lease Servicing

         Generally, we service the loans and leases we maintain in our portfolio or which we securitize in accordance with our established servicing procedures. Servicing includes collecting and transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities, and selling the real estate or other collateral that is acquired. At June 30, 1999, our total managed portfolio included approximately 23,000 loans and leases with an aggregate outstanding balance of $1.2 billion. We generally receive contractual servicing fees of 0.50% per annum based upon the outstanding balance of securitized loans and leases serviced and the scope of our servicing responsibilities. In addition, we receive other ancillary fees related to the loans and leases serviced. Our servicing and collections activities are centralized at our principal operating office located in Bala Cynwyd, Pennsylvania.

         In servicing loans and leases, we typically send an invoice to obligors on a monthly basis advising them of the required payment and its due date. We begin the collection process immediately after a borrower fails to make a monthly payment. When a loan or lease becomes 45 to 60 days delinquent, it is transferred to our work-out department. The work-out department tries to reinstate a delinquent loan or lease, seek a payoff, or occasionally enter into a modification agreement with the borrower to avoid foreclosure. All proposed work-out arrangements are evaluated on a case-by-case basis, based upon the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If the loan or lease becomes delinquent 61 days or more and a satisfactory work-out arrangement with the borrower is not achieved or the borrower declares bankruptcy, the matter is immediately referred to our attorneys for collection. Legal action may be initiated prior to a loan or lease becoming delinquent over 60 days if management determines that the circumstances warrant such action.

         Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, we record it at the lower of cost or estimated fair value, less estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are accounted for as expenses.

         Our ability to foreclose on certain properties may be affected by state and federal environmental laws. See "-- Risk Factors - Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate."

         As the servicer of securitized loans and leases, we are obligated to advance funds for scheduled payments that have not been received from the borrower unless we determine that our advances will not be recoverable from subsequent collections in respect to the related loans or leases. See
"-- Securitizations."

Underwriting Procedures and Practices

         Summarized below are certain of the policies and practices which are followed in connection with the origination of business purpose loans, home equity loans, first mortgage loans and equipment leases. These policies and practices may be altered, amended and supplemented as conditions warrant. We reserve the right to make changes in our day-to-day practices and policies.

         Our loan and lease underwriting standards are applied to evaluate prospective borrowers' credit standing and repayment ability as well as the value and adequacy of the mortgaged property or equipment as collateral. Initially, the prospective borrower is required to fill out a detailed application providing pertinent credit information. As part of the description of the prospective borrower's financial condition, the borrower is required to provide information concerning assets, liabilities, income, credit, employment history and other demographic and personal information. If the application demonstrates the prospective borrower's ability to repay the debt as well as sufficient income and equity, loan processing personnel obtain and review an independent credit bureau report on the credit history of the borrower and verification of the borrower's income. Once all applicable employment, credit and property information is obtained, a determination is made as to whether sufficient unencumbered equity in the property exists and whether the prospective borrower has sufficient monthly income available to meet the prospective borrower's monthly obligations.

         Generally, business purpose loans collateralized by residential real estate must have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) on the properties collateralizing the loans of no greater than 75%. Business purpose loans collateralized by commercial real estate must generally have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) of no greater than 60% percent. In addition, in substantially all instances, we also receive additional collateral in the form of, among other things, personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets, as available. The business purpose loans we originated had an average loan-to-value ratio of 61.5% for the year ended June 30, 1999.

         The maximum acceptable loan-to-value ratio for home equity loans held in portfolio or securitized is generally 90%. The home equity loans we originated had an average loan-to-value ratio of 78.0% for the year ended June 30, 1999. Occasionally, exceptions to these maximum loan-to-value ratios are made if other collateral is available or if there are other compensating factors. From time to time, we make loans with loan-to-value ratios in excess of 90% which are sold with servicing released. Title insurance is generally obtained in connection with all real estate secured loans.

         We generally do not lend more than 95% of the appraised value in the case of first mortgage loans, other than Federal Housing Authority and Veterans Administration Loans. We generally require private mortgage insurance on all first mortgage loans with loan-to-value ratios in excess of 80% at the time of origination in order to reduce our exposure. We obtain mortgage insurance certificates from the FHA on all FHA loans and loan guaranty certificates from the VA on all VA loans regardless of the loan-to-value ratio on the underlying loan amount.

         In determining whether the mortgaged property is adequate as collateral, we have each property considered for financing appraised. The appraisal is completed by an independent qualified appraiser and generally includes pictures of comparable properties and pictures of the interior of the building. With respect to business purpose loans, home equity loans and first mortgage loans, the appraisal is completed by an independent qualified appraiser on a Fannie Mae form.

         Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. As a result, we cannot assure that the market value of the real estate underlying the loans will at any time be equal to or in excess of the outstanding principal amount of those loans. Although we have expanded the geographic area in which we originate loans, a downturn in the economy generally or in a specific region of the country may have an effect on our originations. See "-- Risk Factors - A decline in value of collateral securing our loans may adversely affect our business by reducing originations and increasing losses on foreclosure."

         In leasing, while a security interest in the equipment is retained in connection with the origination of the lease, the lease is not dependent on the value of the equipment as the principal means of securing the lease. The underwriting standards applicable to leases place primary emphasis on the borrower's financial strength and their credit history. Our lease underwriting criteria include a review of the borrower's credit reports, financial statements, bank references and trade references, as well as the credit history and financial statements of the principals of the borrower. In certain situations, we may also obtain a personal guarantee on the lease.

Securitizations

         Our sale of our business purpose loans, home equity loans and equipment leases through securitization is an important financing technique. Since 1995, we have completed approximately 14 securitization transactions. The 14 pools of loans and leases securitized were comprised of approximately $201.3 million of business purpose loans, approximately $969.8 million of home equity loans and approximately $152.3 million of equipment leases. During fiscal 1999, the Company securitized $71.9 million, $613.0 million and $92.6 million of business purpose loans, home equity loans and equipment leases, respectively.

         Securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case loans or leases, to a trust in exchange for cash and a retained interest in the securitized loans and leases which is called a residual interest. The trust issues various classes of securities which derive their cash flows from a pool of securitized loans and leases. These securities which represent the remaining interest in the trust called the regular interests, are sold to public investors. We also retain servicing on securitized loans and leases. See "-- Loan and Lease Servicing."

         As the holder of the residual interests in a securitization, we are entitled to receive certain excess (or residual) cash flows. These cash flows are the difference between the payments made by the borrowers and the sum of the scheduled and prepaid principal and interest paid to the investors in the trust, servicing fees, trustee fees and, if applicable, insurance fees. Overcollateralization requirements, representing an excess of the aggregate principal balances of loans and leases in a securitized pool over investor interests, are established to provide credit enhancement for the trust investors. In order to meet the required overcollateralization levels the trust initially retains the excess cash flow until after the overcollateralization requirements, which are specific to each securitization, are met.

         We may be required either to repurchase or to replace loans or leases which do not conform to the representations and warranties we made in the pooling and servicing agreements entered into when the loans or leases are pooled and sold through securitizations. As of June 30, 1999, we had not been required to repurchase or replace any such loans or leases. When borrowers are delinquent in making scheduled payments on loans or leases included in a securitization trust, we are required to advance interest payments with respect to such delinquent loans or leases to the extent that we determine that such advances will be ultimately recoverable. These advances require funding from our capital resources but have priority of repayment from the succeeding month's collection.

         Our securitizations often include a prefunding option where a portion of the cash received from investors is withheld until additional loans or leases are transferred to the trust. The loans or leases to be transferred to the trust to satisfy the preferred option must be substantially similar in terms of collateral, size, term, interest rate, geographic distribution and loan-to-value ratio as the loans or leases initially transferred to the trust. To the extent we fail to originate a sufficient number of qualifying loans or leases for the prefunded account within the specified time period, our earnings during the quarter in which the funding was to occur would be reduced.

         The securitization of loans and leases during the years ended June 30, 1999, 1998 and 1997 generated gain on sale of loans and leases of $65.6 million, $41.3 million and $20.0 million, respectively. These gains contributed to our record levels of revenue and net income during these fiscal years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Accounting Considerations."

         Subject to market conditions, we anticipate that we will continue to securitize business purpose loans, home equity loans and possibly equipment leases. We believe that a securitization program provides a number of benefits by allowing us to diversify our funding base, provide liquidity and lower our cost of funds.

Competition

         We compete for business purpose loans against many other finance companies and financial institutions. Although many other entities originate business purpose loans, we have focused our lending efforts on our niche market of businesses which may qualify for loans from traditional lending sources but who we believe are attracted to our products as a result of our marketing efforts, responsive customer service and rapid processing and closing periods.

         We have significant competition for home equity loans. Through Upland Mortgage and New Jersey Mortgage, we compete with banks, thrift institutions, mortgage bankers and other finance companies, which may have greater resources and name recognition. We attempt to mitigate these factors through a highly trained staff of professionals, rapid response to prospective borrowers' requests and by maintaining a relatively short average loan processing time. In addition, we implemented our Bank Alliance Program in order to generate additional loan volume.

         We also face significant competition for equipment leases. Through American Business Leasing and Federal Leasing Corp., we compete with banks, leasing and finance companies with greater resources, capitalization and name recognition throughout their market areas. It is our intention to capitalize on our vendor relationships and the efforts of our direct sales force to compete with these businesses.

         The various segments of our lending businesses are highly competitive. See "Risk Factors - Competition from other lending and lessors could adversely affect our profits."

Risk Factors

         A decline in value of the collateral securing our loans may adversely affect our business by reducing originations and increasing losses on foreclosure.

         Our business may be adversely affected by declining real estate or other collateral values. Any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This may reduce the number of loans we are able to make, which will reduce the gain on sale of loans and servicing and origination fees we will collect. Declining values will also increase the loan-to-value ratios of loans we previously made, which in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies and foreclosures generally increase during economic slowdowns or recessions. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. See "-- Lending and Leasing Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio which could adversely impact our financial condition and results of operation.

         We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. Loans made to these borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. Total delinquent loans as a percentage of our total managed portfolio serviced were 3.19% at June 30, 1999, as compared to 3.01% at June 30, 1998. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. In the event loans sold and serviced by us experience higher delinquencies, foreclosures or losses than anticipated, our results of operations or financial condition would be adversely affected.

         We maintain an allowance for credit losses on portfolio loans to account for loans and leases that are delinquent and are expected to be ineligible for sale into a securitization. The allowance is calculated based upon our estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to economic conditions and credit and collateral considerations. See "-- Lending and Leasing Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our reliance upon the sale of our loans and leases through securitization may result in fluctuating operating results.

         In recent periods, a significant portion of our revenue and net income represented gain on the sale of loans and leases in securitization transactions. Gain on sale of loans and leases resulting from securitizations as a percentage of total revenues was 69.6% for the fiscal year 1998 and 76.0% for fiscal year 1999. In addition, we rely primarily on securitizations to generate cash proceeds for:

              o   repayment of our warehouse credit facilities,
              o   repayment of other borrowings; and
              o   origination of additional loans and leases.

Our ability to complete securitizations depends on several conditions, including:

              o   conditions in the securities markets generally,
              o conditions in the asset-backed securities markets specifically; and
              o   the credit quality of our loans and lease portfolios.

Any substantial impairment of our securitization market for loans and leases could have a material adverse effect on our results of operations and financial condition. See "-- Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our revenues and net income may fluctuate as a result of the timing and size of our securitizations.

         The strategy of selling loans and leases through securitizations requires us to build an inventory of loans and leases over time. During this time we accrue costs and expenses. We do not recognize gain on the sale of loans and leases until we complete a securitization which may not occur until a subsequent fiscal quarter. Operating results for a given period can fluctuate significantly as a result of the timing and level of securitizations. If securitizations do not close when expected, we could experience a loss for a period. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and leases and their subsequent sale through the securitization, we may operate on a negative cash flow basis, which could adversely impact our results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We may not be able to sustain the levels of revenue growth and earnings growth that we experienced in the past.

         During fiscal 1999 and fiscal 1998, we experienced record levels of total revenue and net income as a result of increases in loan and lease originations and the securitization of loans and leases. Total revenue increased approximately $27.1 million, or 45.7%, between fiscal 1998 and 1999 while net income increased approximately $2.6 million, or 23.0%. Our ability to sustain the level of growth in total revenue and net income experienced during fiscal 1999 and fiscal 1998 depends upon a variety of factors outside our control, including:

              o   interest rates,
              o   conditions in the asset-backed securities markets,
              o   economic conditions in our primary market area,
              o   competition, and
              o   regulatory restrictions.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our inability to continue to successfully implement our growth strategy may have an adverse effect on profits.

         Our growth strategy seeks to increase our loan and lease volume through geographic expansion and further development of existing markets while maintaining our customary origination fees, the spread between interest rates and the interest rates we pay for capital and underwriting criteria. Implementation of this strategy will depend in large part on our ability to:

              o open or expand offices in markets with a sufficient concentration of borrowers who meet our underwriting criteria;
              o   obtain adequate financing on favorable terms;
              o profitably securitize our loans and leases in the secondary market on a regular basis;
              o   hire, train and retain skilled employees;
              o   successfully implement our marketing campaigns; and
              o continue to expand in the face of increasing competition from other lenders.

Our failure with respect to any or all of these factors could impair our ability to grow and successfully leverage our fixed costs and could have a material adverse effect on our results of operations and financial condition. See
"-- Lending and Leasing Activities."

         Competition from other lenders and lessors could adversely affect our profits.

         The lending and leasing markets that we compete in are highly competitive. Some competing lenders have substantially greater resources, greater experience, lower cost of funds, and a more established market presence than we have. If our competitors increase their marketing efforts to include our market niche of borrowers, we may be forced to reduce the rates and fees we currently charge in order to maintain and expand our market share. Any reduction in our rates or fees could have an adverse impact on our results of operations. Our profitability and the profitability of other similar lenders may attract additional competitors into this market.

         As we expand into new geographic markets, we will face competition from companies with established positions in these areas. We may not be able to continue to compete successfully in the markets we serve or expand into new geographic markets. See "-- Competition."

         We are dependent upon the availability of financing to fund our continuing operations.

For our ongoing operations, we are dependent upon frequent financings, including:

              o   the sale of unsecured subordinated debt securities;
              o   warehouse credit facilities;
              o   lines of credit; and
              o   funds received from the securitization of loans and leases.

         Any failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings could hurt our profitability. To the extent that we are not successful in maintaining or replacing existing subordinated debt securities upon maturity, we would have to limit our loan and lease originations or sell loans and leases earlier than intended. Limiting our originations and our earlier sales of loans and leases could have a negative effect on our results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

         A change in market interest rates may adversely affect our profits.

         Our profits are likely to be adversely affected during any period of rapid changes, either upward or downward, in interest rates. Any future rise in interest rates may adversely affect the following:

              o   customer demand for our products;
              o   our cost of funds;
              o the spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding credit facilities; and
              o the profit we will realize in securitizations or other sales of loans and leases.

         Any future decrease in interest rates could also reduce the amounts which we may earn on our newly originated loans and leases. This could reduce the spread between the interest we earn on loans and the interest we pay under our outstanding credit facilities and subordinated debt. A decline in interest rates could also decrease the size of the loan portfolio we service by increasing the level of prepayments, because borrowers tend to refinance as interest rates fall. This would result in a reduction of the servicing fees we earn. See "--Lending and Leasing Activities."

         In addition, in connection with certain of our loan securitizations undertaken, the securitization trusts have issued certificates with interest rates which fluctuate based upon the LIBOR rate. The principal amount of these certificates represents 10% to 15% of the amount of loans securitized. The certificates are secured by fixed rate loans sold in the securitization. Our profit on the sale of the certificates is in part the difference or spread between the rate paid on the certificates and the rate paid on the loans securing the certificates which are our residual interests. To the extent market interest rates increase, causing the rate paid on the certificates to increase, the value of our residual interests would be reduced or eliminated. This would result in a reduction in our profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Decreasing interest rates could adversely effect our income due to the length of maturities of our outstanding debt.

         We are also subject to risks associated with changes in interest rates to the extent that we have issued fixed rate subordinated debt securities with scheduled maturities of one to ten years. At June 30, 1999, we had $93.6 million of subordinated debt securities with scheduled maturities greater than one year. If market interest rates decrease in the future, the rates paid on our long term subordinated debt could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

         Our failure to implement an effective hedging strategy could result in losses or negatively impact earnings.

         We have implemented a hedging strategy in an attempt to mitigate the effect of changes in interest rates on our fixed-rate mortgage loan portfolio prior to securitization that involves in part the short sale of U.S. Treasury securities. An effective hedging strategy is complex and no strategy can completely insulate us from interest rate risk. In fact, poorly designed strategies or improperly executed transactions may increase rather than mitigate interest rate risk. Hedging involves transaction and other costs, and these costs could increase as the period covered by the hedging protection increases or in periods of rising and fluctuating interest rates. In addition, the short sale of U.S. Treasury securities is not an effective hedge against the risk that the difference between the treasury rate and the rate needed to attract potential buyers of asset backed securities may widen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

         An economic downturn in the eastern region of the United States could affect our financial performance more than other businesses which are more geographically diversified.

         Although we are licensed in numerous states, we currently originate loans primarily in the eastern region of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy in the eastern region of the country would more greatly affect us than if our lending business were more geographically diversified. See "--Lending and Leasing Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our securitization agreements require us to retain risk on loans and leases that do not meet the requirements in these agreements.

         Although we sell substantially all of the loans and leases we originate through securitizations, all of the securitization agreements require that we replace or repurchase loans or leases which do not conform to the representations and warranties made by us at the time of sale.

         Additionally, when borrowers are delinquent in making monthly payments on loans included in a securitization trust, we are required to advance interest payments for the delinquent loans if we deem that the advances will be ultimately recoverable. These advances require funding from our capital resources but have priority of repayment from the succeeding month's collections. See "--Securitizations."

         Our estimation of the value of residual interests we retain when we securitize loans could be inaccurate and could result in reduced profits.

         We generally retain residual interests in the securitization transactions we complete. A residual interest is a retained interest in the cash flow of securitized loans and leases. We estimate the residual interests to be received in connection with our securitizations based upon certain prepayment and default assumptions. Our actual prepayment and default experience may vary materially from these estimates. As a result, the gain we recognize upon the sale of loans and leases may be overstated because actual prepayments or losses are greater than we originally estimated. Higher levels of future prepayments, delinquencies and/or liquidations could result in the decreased value of residual interests which would adversely affect our income in the period of adjustment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Risks associated with leasing activities may reduce our future profitability.

         There are risks associated with leasing which are different than those associated with our mortgage lending operations. While our equipment leases are secured by a lien on the leased equipment, the equipment is subject to the risk of damage, destruction or obsolescence prior to the termination of the lease. In the case of our fair market value leases, lessees may choose not to exercise their option to purchase the equipment for its fair market value at the termination of the lease. When this happens, we may have to sell the equipment to third party buyers at a discount. Our financial results may be adversely affected by losses in the value of our leased equipment. See "--Lending and Leasing Activities."

         Our lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably.

         Our lending business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our home equity and first mortgage lending activities. Our home equity and first mortgage lending activities are subject to regulation under various federal laws including the following:

              o Truth-in-Lending Act and Regulation Z (including the Home
                Ownership and Equity Protection Act of 1994);
              o the Equal Credit Opportunity Act and Regulation B, as amended;
              o the Real Estate Settlement Procedures Act and Regulation X;
              o the Home Mortgage Disclosure Act; and
              o the Fair Debt Collection Practices Act.

         We are also subject to examinations by state regulatory authorities with respect to originating, processing, underwriting, selling and servicing home equity loans and first mortgage loans. These rules and regulations impose licensing obligations, prohibit discrimination, regulate collection, foreclosure and claims handling, payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, and fees. Failure to comply with these requirements can lead to, among other remedies, termination or suspension of licenses, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

         Although we believe that we have implemented systems and procedures to facilitate compliance with the foregoing requirements and believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, more restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive. See "--Regulation."

         Claims by borrowers or investors could have an impact on our operations.

         In the ordinary course of our business, we are subject to claims made against us by borrowers and private investors arising from, among other things:

         o losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentation, error and omission by our employees, officers and agents (including our appraisers);
         o incomplete documentation; and
         o failure to comply with various laws and regulations applicable to our business.

         Although there are no material claims or legal actions currently assessed against us, any claims asserted in the future may result in legal expenses or liability which could have a material adverse effect on our results of operations and financial condition. See "--Legal Proceedings."

         We depend on the services of key people, and the loss of any of these people could disrupt our operations and result in reduced revenues.

         The success of our operations depends on the continued employment of our senior level management, and most notably Anthony J. Santilli, our Chairman, President and Chief Executive Officer. If key members of the senior level management were for some reason unable to perform their duties or were to leave us for any reason, we may not be able to find capable replacements. See "Directors and Executive Officers of the Registrant."

         Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate.

         In the course of our business, we have acquired, and may acquire in the future, properties securing loans which are in default. Under various federal, state and local environmental laws which pertain primarily to commercial properties, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs relating to the contaminated property.

         Our ability to foreclose on the real estate collateralizing our loans, may be limited by these environmental laws. While we would not knowingly make a loan collateralized by real property that was contaminated, it is possible that the environmental contamination would not be discovered until after we had made the loan.

         The costs of investigation, remediation or removal of hazardous substances may be substantial and can easily exceed the value of the property. The presence of hazardous substances, or the failure to properly eliminate the substances from the property, can hurt the owner's ability to sell or rent the property and prevent the owner from using the property as collateral for a loan. Even people who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person who arranged for the disposal or treatment.

         In addition to federal or state regulations, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. See "-Loan and Lease Servicing."

         The amount of our common stock held by the Board of Directors and management may enable these persons to control the outcome of actions taken by stockholders which could discourage hostile offers to acquire us.

         The Board of Directors and management are the beneficial owners of approximately 40.6% (excluding options) of the outstanding common stock, which may allow this group to control actions to be taken by the stockholders, including the election of directors to the Board of Directors. This voting control may have the effect of discouraging hostile offers to acquire us because the completion of any acquisition may require the consent of the current members of the Board of Directors and management. See "Security Ownership of Certain Beneficial Owners and Management."

         Problems related to the year 2000 could cause system failures that impair our operations.

         Many currently installed computer systems and software products in the United States and worldwide use two digits rather than four to define the applicable year. Software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, such as a temporary inability to process loan or other transactions, send statements or late notices, or engage in similar routine business activities. This problem has been referred to as the "Year 2000" issue. We are in the process of ensuring our systems recognize the year 2000 as the year 2000 and not as the year 1900 by obtaining certifications from vendors regarding the year 2000 compliance of their products as well as testing our applications. We currently estimate that the costs associated with this Year 2000 compliance program will be approximately $500,000. Although we currently estimate that our information technology systems will be Year 2000 compliant by the end of 1999, there can be no assurance that unforeseen events would prevent us from meeting this deadline.

         We have contacted vendors with which we do a significant amount of business to determine whether they are Year 2000 compliant and to determine the extent to which their computer systems are subject to Year 2000 issues. We cannot predict the extent to which Year 2000 issues will affect these third parties, or the extent to which we would be vulnerable to the failure of these parties to remedy any Year 2000 issues on a timely basis. Since the failure of our vendors to convert their systems on a timely basis may have a material adverse effect on us, we are developing a contingency plan in the event these vendors are not Year 2000 compliant on a timely basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Regulation

         General. Our business is highly regulated by both federal and state laws. All home equity and first mortgage loans must meet the requirements of, among other statutes, the Truth in Lending Act, the Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and their accompanying Regulations Z, X and B, respectively.

         Truth in Lending. The Truth in Lending Act and Regulation Z issued under the Truth in Lending Act contain disclosure requirements designed to provide consumers with uniform, understandable information about the terms and conditions of loans and credit transactions so that consumers may compare credit terms. The Truth in Lending Act also guarantees consumers a three-day right to cancel certain transactions and imposes specific loan feature restrictions on certain loans of the type originated by us. We believe that we are in compliance with the Truth in Lending Act in all material respects. If we were found not to be in compliance with the Truth in Lending Act, some aggrieved borrowers could have the right to rescind their loans and to demand, among other things, the return of finance charges and fees paid to us. Other fines and penalties can also be imposed under the Truth in Lending Act and Regulation Z.

         Equal Credit Opportunity and Other Laws. We are also required to comply with the Equal Credit Opportunity Act, which prohibits creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B issued under the Equity Credit Opportunity Act restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial.

         In instances where the applicant is denied credit or the rate of interest for a loan increases as a result of information obtained from a consumer credit reporting agency, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency whose credit report was used in determining to reject a loan application. It also requires that lenders provide other information and disclosures about the loan application rejection. In addition, we are subject to the Fair Housing Act and regulations under the Fair Housing Act, which broadly prohibit specific discriminatory practices in connection with our home equity lending business.

         We are also subject to the Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures Act imposes, limits on the amount of funds a borrower can be required to deposit with us in any escrow account for the payment of taxes, insurance premiums or other charges; limits on fees paid to third parties; and various disclosure requirements.

         We are subject to various other federal and state laws, rules and regulations governing, the licensing of mortgage lenders and servicers, procedures that must be followed by mortgage lenders and servicers, and disclosures that must be made to consumer borrowers. Failure to comply with these laws, as well as with the laws described above, may result in civil and criminal liability.

         Several of our subsidiaries are licensed and regulated by the departments of banking or similar entities in the various states in which they are licensed. The rules and regulations contain licensing and licensed entities activities, among other things, prohibit discrimination, collection, foreclosure and claims handling, payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, and fees. Failure to comply with these requirements can lead to termination or suspension of licenses, certain rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement actions. Upland Mortgage and New Jersey Mortgage maintain compliance with the various federal and state laws through its in-house counsel and outside counsel which continually review Upland Mortgage and New Jersey Mortgage documentation and procedures and monitor and inform Upland Mortgage and New Jersey Mortgage on various changes in the laws.

         The previously described laws and regulations are subject to legislative, administrative and judicial interpretation. Some of these laws and regulations have recently been enacted. Some of these laws and regulations are rarely challenged in or interpreted by the courts. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can make it difficult for us to know what is permitted conduct under these laws and regulations. Any ambiguity under the regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations.

         Although we believe that we have implemented systems and procedures to make sure that we comply with regulatory requirements and that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, if more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

         Employees

         At June 30, 1999, we employed 858 people on a full-time basis and 36 people on a part-time basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

         Executive Officers Who Are Not Also Directors

         The following is a description of the business experience of each executive officer who is not also a director.

         Beverly Santilli, age 40, is First Executive Vice President and Secretary, positions she has held since September 1998 and our inception, respectively. Mrs. Santilli has held a variety of positions including Executive Vice President and Vice President. Mrs. Santilli is also the President of American Business Credit. Mrs. Santilli is responsible for all sales, marketing and day-to-day operation of American Business Credit. Mrs. Santilli is also responsible for human resources of ABFS. Prior to joining American Business Credit and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with that bank's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli.

         Jeffrey M. Ruben, age 36, is Executive Vice President and General Counsel as well as Executive Vice President and General Counsel of certain of our subsidiaries, positions he has held since September 1998 and April 1992, respectively. Mr. Ruben is responsible for the loan and the lease collections departments, the asset allocation unit and the legal department. Mr. Ruben served as Senior Vice President from April 1992 to September 1999. From June 1990 until he joined us in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds both a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         Albert W. Mandia, age 51, is the Executive Vice President and Chief Financial Officer of ABFS, positions he has held since June 1998 and October 1998, respectively. Mr. Mandia is responsible for all financial, information systems and investor relations functions. From 1974 to 1998, Mr. Mandia was associated with CoreStates Financial Corp. where he last held the position of Chief Financial Officer from February 1997 to April 1998.

Item 2.  Properties

         Except for real estate acquired in foreclosure in the normal course of our business, we do not presently hold title to any real estate for operating purposes. The interests which we presently hold in real estate are in the form of mortgages against parcels of real estate owned by our borrowers or their affiliates and real estate acquired through foreclosure.

         We presently lease office space at 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania, just outside the city limits of Philadelphia. We are currently leasing this office space under lease with an annual rental cost of approximately $2.2 million. The current lease term expires in July 31, 2003. We also lease the Roseland, New Jersey office which functions as the headquarters for New Jersey Mortgage and its subsidiaries. The Roseland office lease contains a renewal option for an additional term of five years. The Roseland office facility has a current annual rental cost of approximately $766,000. In addition, we lease branch offices on a short term basis in various cities throughout the United States. We do not believe that the leases for the branch offices are material to our operations.

Item 3.  Legal Proceedings

         On October 23, 1997, a class action suit was filed in the Superior Court of New Jersey at Docket No. L-12066-97 against New Jersey Mortgage by Alfred G. Roscoe on behalf of himself and others similarly situated. Mr. Roscoe sought certification that the action could be maintained as a class action. He also sought unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleged that New Jersey Mortgage violated New Jersey's Mortgage Financing on Real Estate Law, N.J. Stat. Ann. 46:10A-1 et seq., by requiring him and other borrowers to pay or reimburse New Jersey Mortgage for attorneys' fees and costs in connection with loans made to them by New Jersey Mortgage. Mr. Roscoe further asserted that New Jersey Mortgage's alleged actions violated New Jersey's Consumer Fraud Act, N.J. Stat. Ann. 56:8-1, et seq. and constituted common law fraud and deceit

         On February 24,1998, after oral argument before the Superior Court, an order was entered in favor of New Jersey Mortgage and against Mr. Roscoe granting New Jersey Mortgage Motion for Summary Judgment. Mr. Roscoe appealed to the Superior Court of New Jersey - Appellate Division. Oral argument on the appeal was heard on January 20, 1999 before a two-judge panel of the Appellate Division. On February 3, 1999, the panel filed a per curiam opinion affirming the Superior Court's ruling in favor of New Jersey Mortgage.

         On March 4, 1999, a Petition for Certification for review of the final judgment of the Superior Court was filed with the Supreme Court of New Jersey. New Jersey Mortgage filed its Brief in Opposition to the Petition for Certification on March 16, 1999, and Mr. Roscoe filed a reply brief. To date, no decision has been rendered by the New Jersey Supreme Court on this matter.

         Pursuant to the terms of the Agreement for Purchase and Sale of Stock of New Jersey Mortgage between us and the former shareholders of New Jersey Mortgage, the former shareholders are required to indemnify us up to $16.0 million to the extent of any losses over $100,000 related to, caused by or arising from New Jersey Mortgage's failure to comply with applicable law. The former New Jersey Mortgage shareholders have agreed to defend ABFS in this suit.

         Additionally, from time to time, we are involved as plaintiff or defendant in various other legal proceedings arising in the normal course of our business. While we cannot predict the ultimate outcome of these various legal proceedings, it is management's opinion that the resolution of these legal actions should not have a material effect on our financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         Our common stock is currently traded on the NASDAQ National Market System under the symbol "ABFI." Our common stock began trading on the NASDAQ National Market System on February 14, 1997. Prior to February 14, 1997, our common stock had been traded on the Philadelphia Stock Exchange under the symbol "AFX" since May 13, 1996. Prior to the commencement of trading on the PHLX, there was no active trading market for our common stock.

         The following table sets forth the high and low sales prices of our common stock for the periods indicated. The stock price information appearing below has been retroactively adjusted to reflect the effect of a 5% stock dividend declared subsequent to June 30, 1999. On September 9, 1999, the closing price of the common stock on the NASDAQ National Market System was $12.875.


                        Quarter Ended           High              Low
                 ------------------------   ------------     -------------
                 June 30, 1997                $21.42            $17.62
                 September 30, 1997            22.86             18.57
                 December 31, 1997             26.67             19.64
                 March 31, 1998                26.19             19.52
                 June 30, 1998                 24.29             20.95
                 September 30, 1998            20.71             11.19
                 December 31, 1998             13.70              5.48
                 March 31, 1999                14.29             11.67
                 June 30, 1999                 18.93             10.23

         As of September 9, 1999, there were 115 record holders and approximately 1,000 beneficial holders of our common stock.

         During fiscal 1999, we paid $0.165 per share in dividends on common stock, for an aggregate dividend payment of $575,000. During fiscal 1998, we paid dividends of $211,000. The payment of dividends in the future is in the sole discretion of our Board of Directors and will depend, among other things, upon earnings, capital requirements and financial condition, as well as other relevant factors.

         On August 18, 1999, our Board of Directors declared a 5% stock dividend payable on September 27, 1999, to stockholders of record as of September 3, 1999.

         As a Delaware corporation, we may not declare and pay dividends on capital stock if the amount paid exceeds an amount equal to the excess of our net assets over paid-in-capital or, if there is no excess, our net profits for the current and/or immediately preceding fiscal year.

         On October 27, 1997, we issued 20,240 shares of common stock to Stanley
L. Furst and Joel E. Furst as partial consideration for their 100% interest in New Jersey Mortgage.

         This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve a public offering. Therefore, the shares issued are subject to certain transfer restrictions.

Item 6.  Selected Consolidated Financial Data

         Our consolidated financial information set forth below should be read in conjunction with the more detailed consolidated financial statements, the notes to the consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (dollars in thousands except per share data):

                                                                                      Year Ended June 30,
                                                               --------------------------------------------------------------
                                                                  1999         1998         1997         1996          1995
                                                               ----------   ---------     --------      -------      --------
Statement of Income Data:
Revenues:
   Gain on sale of loans and leases.......................     $   65,640   $  41,316     $ 20,043      $ 8,721      $  1,350
   Interest and fees......................................         17,424      17,386        5,584        3,245         4,058
   Other..................................................          3,360         633          335          129           143
                                                               ----------   ---------     --------      -------      --------
Total revenues............................................         86,424      59,335       25,962       12,095         5,551
Total expenses............................................         64,573      41,445       16,960        8,974         4,657
                                                               ----------   ---------     --------      -------      --------
Operating income before income taxes......................         21,851      17,890        9,002        3,121           894
Income taxes..............................................          7,763       6,435        3,062          802           313
                                                               ----------   ---------     --------      -------      --------
Net income................................................     $   14,088   $  11,455     $  5,940      $ 2,319      $    581
                                                               ==========   =========     ========      =======      ========
Per Common Share Data:
   Net income (a).........................................     $     3.72   $    2.98     $   1.95      $  0.96      $   0.26
   Cash dividends declared................................            .165        .06          .06          .03             -

(a) Amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999 as if the shares had been outstanding for each period presented.

                                                                                          June 30,
                                                               --------------------------------------------------------------
                                                                  1999         1998         1997         1996          1995
                                                               ----------   ---------     --------      -------      --------
Balance Sheet Data:
Cash and cash equivalents.................................     $   22,395   $   4,486     $  5,014      $ 5,345      $  4,734
Loan and lease receivables, net available for sale........         33,776      62,382       35,712       18,003         8,669
Other.....................................................          6,863       4,096        1,144          534           328
Total assets..............................................        396,301     226,551      103,989       46,894        22,175
Subordinated debt ........................................        212,902     115,182       56,486       33,620        17,800
Total liabilities.........................................        338,055     183,809       73,077       42,503        20,031
Stockholders' equity......................................         58,246      42,742       30,912        4,392         2,143

                                       33

                                                                                      Year Ended June 30,
                                                               --------------------------------------------------------------
                                                                  1999         1998         1997         1996          1995
                                                               ----------   ---------     --------      -------      --------
Other Data:
Originations:
   Business Purpose Loans................................      $   64,818   $  52,335     $ 38,721      $28,872      $ 18,170
   Home Equity Loans.....................................         634,820     328,089       91,819       36,479        16,963
   First Mortgage Loans..................................          66,519      33,671            -            -             -
   Equipment Leases .....................................          96,289      70,480        8,004        5,967         2,220
Loans and Leases sold:
   Securitizations.......................................         777,598     384,700      115,000       36,506         9,777
   Other.................................................         105,751      51,594        3,817       19,438        31,948
Total managed loan and lease portfolio...................       1,176,918     559,398      176,651       59,891        17,774
Average loan/lease size:
   Business Purpose Loans................................              80          83           78           78            71
   Home Equity Loans.....................................              74          62           51           47            46
   First Mortgage Loans..................................             165         154            -            -             -
   Equipment Leases......................................              23          21           11           11            12
Weighted average interest rate on loans and leases originated:
   Business Purpose Loans ...............................           15.91%      15.96%       15.91%       15.83%        16.05%
   Home Equity Loans.....................................           11.05       11.95        11.69         9.94         12.68
   First Mortgage Loans..................................            7.67        8.22            -            -             -
   Equipment Leases......................................           11.40       12.19        15.48        17.22         15.85


                                                                                At or For the Year Ended June 30,
                                                               --------------------------------------------------------------
                                                                  1999         1998         1997         1996          1995
                                                               ----------   ---------     --------      -------      --------
Financial Ratios:
Return on average assets ................................            4.56%       6.93%        7.87%        6.71%         3.37%
Return on average equity ................................           28.10       31.10        33.65        70.96         31.36
Total delinquencies as a percentage of total portfolio
  serviced, at end of period ............................            3.19        3.01         2.15         2.30          3.84
Real estate owned as a percentage of total portfolio
  serviced, at end of period.............................             .85         .16          .34         1.01          4.29
Loan and lease losses as a percentage of the average total
  portfolio serviced during the period...................             .12         .12          .07          .33           .66
Pre-tax income as a percentage of total revenues.........           25.28       30.15        33.99        25.81         16.11
Ratio of earnings to fixed charges.......................            1.92        2.23         2.56         1.97          1.54

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial review and analysis of the financial condition and results of operations, for the years ended June 30, 1999, 1998 and 1997 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

Securitizations

         The ongoing securitization of loans and leases is a central part of our current business strategy. We sell loans and leases through securitizations with servicing retained in order to fund growing loan and lease originations and to provide additional sources of revenue through retained mortgage and lease servicing rights. In fiscal 1999, we completed securitizations aggregating $777.6 million, consisting of $71.9 million in business purpose loans, $613.0 million in home equity loans and $92.6 million in equipment leases. Such securitizations generated gains on the sale of loans and leases of $65.6 million, $41.3 million and $20.0 million, respectively, for fiscal years ended June 30, 1999, 1998 and 1997. Gain on sale of loans and leases resulting from securitizations as a percentage of total revenues was 76.0%, 69.6% and 75.5% for the years ended June 30, 1999, 1998 and 1997, respectively. We rely primarily on securitizations to generate cash proceeds for repayment of warehouse credit facilities and other borrowings and to originate additional loans and leases.

         Several factors affect our ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically and credit quality of the portfolio of loans and leases serviced. Any substantial reduction in the size or availability of the securitization market for loans and leases could have a material adverse effect on our results of operations and financial condition.

         Our quarterly revenues and net income have fluctuated in the past and may fluctuate in the future principally as a result of the timing and size of securitizations and changes in market interest rates. The strategy of selling loans and leases through securitizations require building an inventory of loans and leases over time, during which time costs and expenses are incurred. Since a gain on sale is not recognized until a securitization is completed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly as a result of the timing and level of securitizations. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. The gain on sale of loans and leases may be unfavorably impacted to the extent we hold fixed-rate mortgage loans or leases in our available for sale portfolio prior to securitization. A significant variable affecting the gain on sale of loans and leases in a securitization is the spread between the average coupon rate on fixed rate loans and leases, and the weighted average pass-through rate to investors for interests issued in connection with a securitization. Although the loan and lease coupon rate is fixed at the time the loan or lease is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior the sale of the loans and leases. Therefore, if market rates required by investors increase prior to securitization of the loans and leases, the spread between the average coupon rate on the loans and leases and the pass-through rate to investors may be reduced or eliminated. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and leases and their subsequent sale through the securitization process, we may operate on a negative cash flow basis, which could adversely impact our results of operations and financial condition.

         We also rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations. At June 30, 1999, $212.9 million of subordinated debt was outstanding and credit facilities and lines of credit totaling $275.0 million were available, of which $51.5 million was drawn upon on such date. In addition, we had a $100.0 million commercial paper conduit to finance equipment lease origination of which $3.2 million was utilized at June 30, 1999. We expect to continue to rely on such borrowings to fund loans and leases prior to securitization.

Certain Accounting Considerations

         As a fundamental part of our business and financing strategy, we securitize the majority of our loans and leases by selling them to trusts for cash and a retained interest in the securitized loans and leases which is called a residual interest. The trust issues multi-class securities which derive their cash flows from a pool of securitized loans and leases. These securities which represent the remaining interest in the trust called the regular interests, are sold to public investors. We also retain servicing on securitized loans and leases.

         As the holder of the residual interests in a securitization, we are entitled to receive certain excess (or residual) cash flows. These cash flows are the difference between the payments made by the borrowers and the sum of the scheduled and prepaid principal and interest paid to the investors in the trust, servicing fees, trustee fees and, if applicable, insurance fees. Overcollateralization requirements, representing an excess of the aggregate principal balances of loans and leases in a securitized pool over investor interests, are established to provide credit enhancement for the trust investors. In order to meet the required overcollateralization levels the trust initially retains the excess cash flow until after the overcollateralization requirements, which are specific to each securitization, are met.

         Gain on sale of loans and leases through securitizations represent the difference between our net proceeds and the allocated cost of loans and leases securitized. The allocated cost of the loans and leases securitized is determined by allocating their net carrying value between the loans and leases securitized, the residual interests and the mortgage servicing rights retained, based upon their relative fair values. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which was effective for fiscal quarters beginning after December 15, 1998, we classified our residual interests as available-for-sale securities. Available-for-sale securities are carried at fair value, with subsequent adjustments to fair value recorded in stockholders' equity and reported as a component of comprehensive income. Prior to the adoption of SFAS No. 134, the differences between the fair value of residual interests and their allocated costs was recorded as gain on securitization and included in gain on sale of loans and leases. The adoption of SFAS No. 134 did not have a material effect on our financial condition, but reduced the recorded gain on sale by approximately $5.7 million pre-tax in the third and fourth quarters of fiscal year 1999.

         The calculation of the fair value of the residual interest is based upon the present value of the future expected excess cash flows and utilizes certain assumptions made by management at the time loans and leases are sold. These assumptions include the discount rate used to calculate present value, the rates of prepayment and default rates on the pool of loans. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan and lease prepayment rates may vary depending on the type of loan or lease. Estimates of prepayment rates are made based on management's expectation of future prepayment rates, which are based, in part, on the historical rate of repayment of the loans and leases and other considerations. Although we believe we have made reasonable estimates of prepayment rates and default assumptions, the actual prepayment and default experience may materially vary from our estimates. The gain recognized upon the sale of loans and leases will have been overstated if prepayments or losses are greater than estimated. Additionally, certain of our securitization trusts have issued floating rate certificates supported by fixed rate mortgages. The fair value of the excess cash flow we will receive would be affected by any changes in the rates paid on the floating rate certificates.

         To the extent that prepayments or delinquencies differ from the estimates made, adjustments of the gain on sale of loans and leases may be required. Higher levels of future prepayments, delinquencies and/or liquidations could result in a reduction in the value of residual interests which would adversely affect income in the period of adjustment.

         We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the loans' net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees. Gains from these sales are recorded as fee income.

         The timing of sales of loans and leases and the amount of loans and leases sold will impact earnings from quarter to quarter. Subsequent to the initial recognition of the residual interests in a securitization, ongoing assessments are made to determine the fair value of the expected future excess cash flows based upon current market conditions. At June 30, 1999, investments in residual interests in securitizations totaled $178.2 million including investments in interest-only strips of $139.6 million and investments in overcollateralization of $38.6 million.

         When loans or leases are sold through a securitization, the servicing on the loans or leases is retained and the fair value of contractual servicing fees net of the allocated costs of servicing is recognized as a separate asset for accounting purposes. Fair value of servicing rights is determined by computing the present value of projected net cash flows expected to be received over the life of the loans or leases securitized. Such projections incorporate assumptions, including servicing costs, prepayment rates, default rates and discount rates. These assumptions are similar to those used to value the residual interests retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value. We have generally found that non-conforming borrowers are less sensitive to interest rates than monthly payment balances. Therefore, interest rates are not considered as a predominant risk characteristic for purposes of evaluating impairment. At June 30, 1999, servicing rights totaled $43.2 million, compared to $18.5 million at June 30, 1998.

Results of Operations

Summary Financial Results
(in thousands, except per share data)

                                                                                     Percentage
                                                Year ended  June 30,                    Change
                                       ------------------------------------     ---------------------
                                          1999         1998          1997       '99/'98       '98/'97
                                       ---------     --------      --------     -------        ------
Total revenues......................    $86,424       $59,335       $25,962      45.7%         128.5%
Total expenses......................    $64,573       $41,445       $16,960      55.8%         144.4%
Net income..........................    $14,088       $11,455       $ 5,940      23.0%          92.8%

Return on average equity............      28.10%        31.10%        33.65%
Return on average assets............       4.56%         6.93%         7.87%
Earnings per share:
  Basic.............................    $  3.83       $  3.10       $  2.03      23.5%          52.7%
  Diluted...........................    $  3.72       $  2.98       $  1.95      24.8%          52.8%
Dividends declared per share........    $  0.165      $  0.06       $  0.06

Overview

         For fiscal 1999, net income increased $2.6 million, or 23.0%, to $14.1 million from $11.5 million for fiscal 1998. Basic earnings per common share increased 23.5% to $3.83 on average common shares of 3,682,070, compared to $3.10 per share on average common shares of 3,692,492 for fiscal 1998. Diluted earnings per common share increased 24.8% to $3.72 on average common shares of 3,791,204, compared to $2.98 per share on average common shares of 3,847,428 for fiscal 1998. All average common share and earnings per common share amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999. See note 10 in the Consolidated Financial Statements for further description.

         The increases in net income and earnings per share primarily resulted from the impact of increases in the volume of loans and leases securitized during the periods and increases in the collection of fee income due to the increase in loans and leases available for sale and securitized loans and leases for which servicing was retained, referred to as the total managed portfolio.

         In the second quarter of fiscal 1999, we increased our quarterly dividend by 233% to $0.05 per share. Dividends of $0.165 were paid in fiscal 1999 compared to dividends of $0.06 in fiscal 1998. The common dividend payout ratio based on diluted earnings per share was 4.2% for fiscal 1999, compared to 1.9% for fiscal 1998.

         Our growth strategy is dependent upon our ability to increase loan and lease origination volume through both geographic expansion and growth in current markets. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, the ability to obtain adequate financing on favorable terms and profitably securitize loans and leases on a regular basis and continue to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our growth strategy, which could adversely affect our results of operations and financial condition.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

         Total Revenues. Total revenues increased $27.1 million, or 45.7%, to $86.4 million for the year ended June 30, 1999 from $59.3 million for the year ended June 30, 1998. The increase was primarily attributable to increases in gains on sale of loans and leases through securitizations and servicing income.

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $24.3 million, or 58.9%, to $65.6 million for the year ended June 30, 1999 from $41.3 million for the year ended June 30, 1998. The increase was the result of selling $777.6 million of loans and leases through securitizations in fiscal 1999, including $71.9 million of business purpose loans, $613.0 million of home equity loans and $92.6 million of equipment leases, compared to $54.1 million of business purpose loans, $270.9 million of home equity loans and $59.7 million of equipment leases in fiscal 1998.

         Gain on sale of loans and leases as a percentage of loans and leases securitized was 8.44% in fiscal 1999, compared to 10.74% in fiscal 1998. Factors impacting the year to year comparability of the gain percentage included: the adoption of SFAS No. 134 on January 1, 1999 which reduced pre-tax gains by approximately 0.75%; a decline in the average coupon on loans and leases originated during fiscal 1999; and an increase in the rate required to be paid to investors in fiscal 1999 securitizations.

         Gain on sale of loans and leases securitized represents the difference between the net proceeds received, and the allocated cost of loans and leases securitized. The allocated cost of the loans and leases securitized is determined by allocating their net carrying value between the loans and leases securitized, the retained residual interests in the securitization and the mortgage servicing rights retained, based upon their relative fair values. The calculation of the fair value of the residual interest is based upon the present value of the future expected excess cash flows and utilizes certain assumptions made by management at the time loans and leases are sold. Assumptions used in the estimation of the fair value of residual interests include the discount rate used to calculate present value and the rates of prepayment and default on the pool of loans. See "Interest-only Strips and Servicing Assets" for more information regarding these assumptions.

         The following schedule details loan and lease originations during the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                Year Ended June 30,
                                ----------------------------------------------
                                   1999                1998             1997
                                ---------            --------         --------
Business Purpose Loans ....     $  64,818            $ 52,335         $ 38,721
Home Equity Loans .........       701,339             361,760           91,819
Equipment Leases ..........        96,289              70,480            8,004
                                ---------            --------         --------
                                $ 862,446            $484,575         $138,544
                                =========            ========         ========

         Interest and Fee Income. Interest and fee income was $17.4 million for the year ended June 30, 1999, substantially unchanged from the year ended June 30, 1998. Interest and fee income consists primarily of income earned on loans and leases while held in our portfolio, premiums earned on whole loan sales and other ancillary fees collected in connection with loan and lease originations.

         Interest income decreased $2.3 million, or 22.1%, to $8.2 million for the year ended June 30, 1999 as compared to $10.5 million for the year ended June 30, 1998. This decrease was primarily attributable to a reduction in the duration of time portfolio loans accrued interest income prior to securitization and a reduction in the average coupon earned on loans and leases originated, from 11.63% in fiscal 1998 to 11.30% in fiscal 1999. The decline in the average coupon in fiscal 1999 primarily resulted from competitive pricing in the home equity lending market.

         Fee income increased $2.3 million, or 34.2%, to $9.2 million for the year ended June 30, 1999 from $6.9 million for the year ended June 30, 1998. The increase in fee income was due to an increase in ancillary fees earned in connection with increased originations and an increase in fees earned on whole loan sales. During the year ended June 30, 1999, we completed approximately $105.8 million of whole loan sales as compared to $51.6 million during the year ended June 30, 1998.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases, less amortization of the servicing assets recorded at the time the loans and leases are securitized. Servicing income increased $2.8 million, or 597.7%, to $3.3 million for the year ended June 30, 1999, from $0.5 million for the year ended June 30, 1998. This increase resulted from the higher average total managed portfolio, which was $915.8 million during the year ended June 30, 1999 compared to $368.0 million during the year ended June 30, 1998. As a percentage of the average managed portfolio, servicing income increased to 0.36% for the year ended June 30, 1999, from 0.13% for the year ended June 30, 1998, as a result in the origination of loans with prepayment fees and the collection of other ancillary fees.

         Total Expenses. Total expenses increased $23.1 million, or 55.8%, to $64.6 million for the year ended June 30, 1999, from $41.4 million for the year ended June 30, 1998. As described in more detail below, this increase was primarily a result of higher interest expense attributable to sales of subordinated debt securities and borrowings used to fund loan and lease originations and increases in sales and marketing, and general and administrative expenses. These increases related to the growth in loan and lease originations, the growth in the total managed portfolio and the continued building of support area infrastructure to support the increases in originated and managed portfolios.

         Interest Expense. Interest expense increased $9.2 million, or 70.0%, to $22.4 million for the year ended June 30, 1999 from $13.2 million for the year ended June 30, 1998. The increase was attributable to an increase in the amount of subordinated debt outstanding during fiscal 1999, the proceeds of which were used to fund loan and lease originations and investments in operations required to position us for future growth, and the costs related to greater utilization of warehouse and credit line facilities to fund loan and lease originations. Average subordinated debt outstanding during the year ended June 30, 1999 was $156.6 million compared to $85.8 million during the year ended June 30, 1998. Average interest rates paid on outstanding subordinated debt increased to 9.32% for the year ended June 30, 1999 from 9.23% for the year ended June 30, 1998 due to increases in the rates offered on subordinated debt in order to respond to general increases in market rates and to attract additional funds. The average outstanding balances under warehouse and other credit lines were $102.6 million during the year ended June 30, 1999, compared to $57.6 million during the year ended June 30, 1998.

         Provision for Credit Losses. The provision for credit losses on portfolio loans and leases for fiscal 1999 was $0.9 million, compared to $0.5 million for fiscal 1998. An allowance for credit losses for portfolio loans and leases and other receivables is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $0.7 million at June 30, 1999 as compared to $0.9 million at June 30, 1998.

         In addition to the allowance for credit losses on portfolio loans and leases, certain assumptions are made regarding the expected impact of credit losses on the fair value of interest-only strips and residual interests created in securitizations. See "Interest-Only Strips and Servicing Assets" for more information regarding these credit loss assumptions.

         The following table summarizes changes in the allowance for credit losses for the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                  Year Ended June 30,
                                           -------------------------------
                                             1999         1998        1997
                                           -------      --------      ----
Balance at beginning of period..........   $   881        $338        $330
Acquired through acquisition............         -         719           -
Provision for credit losses.............       928         491         106
Charge offs, net of recoveries..........    (1,107)       (667)        (98)
                                           -------        ----        ----
Balance at end of period................   $   702        $881        $338
                                           =======        ====        ====

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 1999 (in thousands).

                                        Business        Home
                                        Purpose        Equity     Equipment
                                         Loans         Loans        Leases        Total
                                        --------       ------     ---------      -------
Balance at beginning of  period .        $  49         $ 433        $ 399        $   881
Provision for credit losses......          278           296          354            928
Charge offs, net of recoveries ..         (301)         (486)        (320)        (1,107)
                                         -----         -----        -----        -------
Balance at end of period.........        $  26         $ 243        $ 433        $   702
                                         =====         =====        =====        =======

         The increase in net charge offs in fiscal 1999 primarily relates to the maturing of the total managed portfolio. Charge offs related to loan and lease securitizations generally have been recorded in ABFS's books if an impaired loan is repurchased from the securitization.

         Employee Related Costs. Employee related costs increased $0.3 million, or 5.7% to $5.3 million for the year ended June 30, 1999 from $5.0 million for the year ended June 30, 1998. The increase was primarily the result of additions to staff in support of the increased marketing efforts, loan and lease originations and servicing activities. Management anticipates that these expenses will continue to increase in the future as our expansion continues and loan and lease originations continue to increase.

         Sales and Marketing Expenses. Sales and marketing expenses increased $9.4 million, or 65.7%, to $23.6 million for the year ended June 30, 1999 from $14.2 million for the year-end June 30, 1998. The increases were primarily attributable to targeted television and radio advertising related to home equity loans and advertising costs resulting from increased newspaper and direct mail advertising related to sales of subordinated debt and loan products. During fiscal 1999, targeted television advertising was intensified in Chicago, Florida and Georgia. Subject to market conditions, we plan to continue to expand our service area throughout the United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $3.8 million, or 44.8%, to $12.3 million for the year ended June 30, 1999 from $8.5 million for the year ended June 30, 1998. The increase was primarily attributable to increases in rent, telephone, office expenses, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and in the volume of total loans and leases managed during fiscal 1999 and the continued building of support area infrastructure to support the increases in originations and the managed portfolio.

         Income Taxes. Income taxes increased $1.4 million, or 20.6%, to $7.8 million for the year ended June 30, 1999 from $6.4 million for the year ended June 30, 1998 due to an increase in income before income taxes. The effective tax rate for the year ended June 30, 1999 was 35.5%, compared to 36% for the year ended June 30, 1998.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

         Total Revenues. Total revenues increased $33.4 million, or 128.5%, to $59.3 million for the year ended June 30, 1998 from $26.0 million for the year ended June 30, 1997. The increase was attributable to increases in gain on sale of loans and leases through securitizations and interest and fee income and servicing income.

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $21.3 million, or 106.5%, to $41.3 million for the year ended June 30, 1998 from $20.0 million for the year ended June 30, 1997. The increase was the result of selling $384.7 million of loans and leases through securitizations, including sales of $54.1 million of business purpose loans, $270.9 million of home equity loans and $59.7 million of equipment leases in fiscal 1998, compared to the sale of $38.1 million of business purpose loans and $76.9 million of home equity loans in fiscal 1997. There were no sales of leases through securitization during the year ended June 30, 1997.

         Interest and Fee Income. Interest and fee income increased $11.8 million, or 210.7%, to $17.4 million for the year ended June 30, 1998, from $5.6 million for the year ended June 30, 1997. The increase was primarily due to increases in the volume of loans and leases originated and retained in our portfolio prior to securitization and an increase in fee income as a result of an increase in whole loan sales and other ancillary fees earned in connection with loan and lease originations.

         Servicing Income. Servicing income increased $0.2 million, or 68.2%, to $0.5 million for the year ended June 30, 1998 from $0.3 million for the year ended June 30, 1997 as a result of an increase in the average managed portfolio to $368.0 million during the year ended June 30, 1998 from $118.3 million during the year ended June 30, 1997.

         Total Expenses. Total expenses increased $24.5 million, or 144.4%, to $41.4 million for the year ended June 30, 1998 from $17.0 million for the year ended June 30, 1997. This increase was related to the increase in loan and lease originations, costs associated with a larger managed portfolio of loans and leases, geographic expansion of our market and the October 1, 1997 acquisition and operation of New Jersey Mortgage and Investment Corp. and subsidiaries.

         Interest Expense. Interest expense increased $8.0 million, or 153.8%, to $13.2 million for the year ended June 30, 1998 from $5.2 million for the year ended June 30, 1997. The increase was attributable to increases in the amount of subordinated debt outstanding, greater utilization of warehouse lines of credit to fund loans and leases and debt assumed and incurred in connection with the acquisition of New Jersey Mortgage. Average subordinated debt outstanding was $85.8 million during the year ended June 30, 1998 compared to $44.4 million during the year ended June 30, 1997.

         Average interest rates paid on the subordinated debt increased to 9.23% for the year ended June 30, 1998 from 8.99% for the year ended June 30, 1997 due to increases in the rates offered on subordinated debt in order to attract additional funds and higher rates paid on subordinated debt assumed in the acquisition of New Jersey Mortgage. Interest expense on lines of credit was $4.2 million for the year ended June 30, 1998 compared to $0.5 million for the year ended June 30, 1997 due to the increase in warehouse lines to fund loan and lease originations. In addition, approximately $14.5 million of debt was assumed in the acquisition of New Jersey Mortgage resulting in approximately $1.1 million of additional interest expense for the year ended June 30, 1998.

         Provision for Credit Losses. The allowance for credit losses was $0.9 million at June 30, 1998 as compared to $0.3 million at June 30, 1997. The provision for credit losses increased by $0.4 million to $0.5 million for the year ended June 30, 1998 from $0.1 million for the year ended June 30, 1997.

         Employee Related Costs. Employee related costs increased $3.4 million, or 212.5% to $5.0 million for the year ended June 30, 1998 from $1.6 million for the year ended June 30, 1997. The increase was primarily the result of additional staff needed to support the increased marketing efforts, loan and lease originations and servicing activities and the addition of personnel added upon the acquisition of New Jersey Mortgage.

         Sales and Marketing Expenses. Sales and marketing expenses increased $7.2 million, or 102.9%, to $14.2 million for the year ended June 30, 1998 from $7.0 million for the year-end June 30, 1997. The increase was attributable to greater usage of newspaper, direct mail and television advertising relating to originations of home equity loans and sales of subordinated debt securities.

         General and Administrative Expenses. General and administrative expenses increased $5.4 million, or 174.4%, to $8.5 million for the year ended June 30, 1998 from $3.1 million for the year ended June 30, 1997. The increase was attributable to increases in rent, telephone, office expenses, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations, servicing and branch operations experienced during the year ended June 30, 1998. In addition, goodwill recorded from the acquisition of New Jersey Mortgage was amortized on the straight-line method over fifteen years resulting in a charge of $0.8 million for the year ended June 30, 1998.

         Income Taxes. Income taxes increased $3.3 million, or 106.5%, to $6.4 million for the year ended June 30, 1998 from $3.1 million for the year ended June 30, 1997 due to an increase in income before income taxes and an increase in the effective tax rate from 34% for the year ended June 30, 1997 to 36% for the year ended June 30, 1998.

Financial Condition

Balance Sheet Information
(in thousands, except per share data)

                                                                               June 30,
                                                      -----------------------------------------------------
                                                         1999                    1998                1997
                                                      ---------               -----------          --------
Cash and cash equivalents..........................    $ 22,395                $  4,486           $  5,014
Loan and lease receivables, net:
      Available for sale...........................      33,776                  62,382             35,712
      Other........................................       6,863                   4,096              1,144
Interest-only strips and other receivables.........     253,936                 100,737             39,644
Servicing rights...................................      43,210                  18,472              8,083
Total assets.......................................     396,301                 226,551            103,989
Subordinated debt and notes payable................     270,343                 144,585             56,486
Total liabilities..................................     338,055                 183,809             73,077
Total stockholders' equity.........................      58,246                  42,742             30,912
Book value per common share........................    $  16.24                $  11.55           $   8.40

June 30, 1999 Compared to June 30, 1998

          Total assets increased $169.7 million, or 74.9%, to $396.3 million at June 30, 1999 from $226.6 million at June 30, 1998 due primarily to increases in interest-only strips and other receivables, cash and cash equivalents and servicing rights.

         Cash and cash equivalents increased $17.9 million, or 399.2% to $22.4 at June 30, 1999 from $4.5 million at June 30, 1998 primarily due to receipts from sales of subordinated debt securities.

         Interest-only strips and other receivables (comprised mainly of interest-only and residual strips created in connection with securitizations) increased $153.2 million, or 152.1%, to $253.9 million at June 30, 1999 from $100.7 million at June 30, 1998. During fiscal 1999 $777.6 million in loan and lease securitizations were completed resulting in the recognition of $90.5 million of interest-only strips. At June 30, 1999, other receivables included $66.1 million due on sold loans compared to $2.4 million at June 30, 1998.

         Servicing rights increased $24.7 million, or 133.9%, to $43.2 million at June 30, 1999 from $18.5 million at June 30, 1998 due primarily to the recording of $30.3 million of servicing rights obtained in connection with loan and lease securitizations, partially offset by amortization of servicing rights.

         Loan and lease receivables - available for sale decreased $28.6 million, or 45.9%, at June 30, 1999, primarily due to the timing and size of fourth quarter fiscal 1999 securitizations. Mortgage loans securitized in the fourth quarter of fiscal 1999 were $220.0 million compared to $120.0 million in the fourth quarter of fiscal 1998.

         Total liabilities increased $154.3 million, or 83.9%, to $338.1 million at June 30, 1999 from $183.8 million at June 30, 1998 due primarily to increases in subordinated debt and notes payable. The increase in subordinated debt and notes payable of $125.7 million, or 87.0%, was primarily attributable to $101.2 million of net sales of subordinated debt securities. Subordinated debt in the amount of $212.9 million was outstanding at June 30, 1999. Additional borrowings of $51.5 million, net of repayments, were obtained under warehouse and line of credit facilities to fund lending and leasing activities. See "Liquidity and Capital Resources" for further detail.

         Accounts payable and accrued expenses increased $11.3 million, or 72.4%, to $26.8 million at June 30, 1999 from $15.6 million at June 30, 1998 due to growth in lending and leasing activities resulting in larger accruals for interest expense and other operating expenses. Deferred income taxes increased $5.7 million, or 52.8%, to $16.6 million at June 30, 1999 from $10.9 million at June 30, 1998 due to timing differences in recognition of income from securitizations.

June 30, 1998 Compared to June 30, 1997

          Total assets increased $122.6 million, or 117.9%, to $226.6 million at June 30, 1998 from $104.0 million at June 30, 1997 due primarily to increases in loans and leases available for sale, other receivables and other assets.

         Loans and leases available for sale increased $26.7 million, or 74.7%, to $62.4 million at June 30, 1998, from $35.7 million at June 30, 1998. The increase was the result of increases in originations, net of sales, of $44.2 million during year ended June 30, 1998 as compared to $19.7 million for the year ended June 30, 1997. Interest-only strips and other receivables increased $61.1 million, or 154.1%, to $100.7 million at June 30, 1998, from $39.6 million at June 30, 1997 and servicing rights increased $10.4 million, or 128.5%, to $18.5 million at June 30, 1998 from $8.1 million at June 30, 1997, both due to loan and lease securitizations during fiscal 1998. Other assets increased $15.7 million, or 152.4%, to $26.0 million at June 30, 1998 from $10.3 million at June 30, 1997 due to the recognition of $16.2 million of goodwill, net of amortization, resulting from the acquisition of New Jersey Mortgage.

         Total liabilities increased $110.7 million, or 151.4%, to $183.8 million at June 30, 1998 from $73.1 million at June 30, 1997 due primarily to a net increase in subordinated debt and notes payable and to a lesser extent increases in other liabilities. The increase in subordinated debt and notes payable of $88.1 million was due to net sales of subordinated debt of $49.2 million during the year ended June 30, 1998, an increase in warehouse lines of credit of $26.5 million due to growth in lending and leasing activities, and a net increase of $12.4 million of debt assumed and incurred in the acquisition of New Jersey Mortgage. At June 30, 1998, $115.2 million of subordinated debt was outstanding. Accounts payable and accrued expenses increased $9.5 million, or 155.7%, to $15.6 million at June 30, 1998 due to growth in lending and leasing activities resulting in larger accruals for interest expense and other operating expenses. Deferred income taxes increased $6.3 million, or 137.0%, to $10.9 million at June 30, 1998 from $4.6 million at June 30, 1997 due mainly to tax accruals on income for the year ended June 30, 1998.

Managed Portfolio Quality

         Total delinquencies (loans and leases with payments past due more than 30 days) in the total managed portfolio were $37.6 million at June 30, 1999 as compared to $16.8 million and $3.8 million, respectively, at June 30, 1998 and 1997. Total delinquent loans and leases as a percentage of the total portfolio serviced (the "delinquency rate") was 3.19% at June 30, 1999 as compared to 3.01% and 2.15%, respectively, at June 30, 1998 and 1997. Increases in the delinquency rates were attributable to the maturation of the total managed portfolio, which was $1,176.9 million at June 30, 1999, compared to $559.4 million and $176.7 million, respectively, at June 30, 1998 and 1997. Delinquent loans and leases in the available for sale portfolio were $1.8 million at June 30, 1999.

         Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $9.9 million, or 0.85% of the total managed portfolio at June 30, 1999 compared to $0.9 million and $0.6 million, respectively, at June 30, 1998 and 1997. The increase in REO reflects the seasoning of the portfolio and the results of loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs. Cash for Keys is a program whereby in certain select situations, when collateral values of loans support the action, a delinquent borrower may be offered a monetary payment in exchange for the deed to a property held as collateral for the loan. This process eliminates the need to initiate a formal foreclosure process which could take many months. Included in total REO at June 30, 1999 was $0.7 million carried on our books, and $9.2 million in loan securitization trusts.

         The following table provides data concerning delinquency experience, REO and loss experience for the loan and lease portfolio serviced (dollars in thousands):

                                                                        June 30,
                                              ----------------------------------------------------------------

                                                    1999                  1998                  1997

            Delinquency by Type                Amount         %        Amount      %       Amount        %
--------------------------------------------  ----------     ----     --------   -----    --------      ----
Business Purpose Loans

Total managed portfolio.....................  $  148,932              $101,250            $ 68,979
                                              ==========              ========            ========
Period of delinquency.......................
    31-60 days..............................  $    1,506     1.01%    $  1,236   1.22%    $  1,879      2.72%
    61-90 days..............................         475      .32          928    .92          462       .67
    Over 90 days............................       8,612     5.78        3,562   3.52          718      1.04
                                              ----------     ----     --------   ----     --------      ----
    Total delinquencies.....................  $   10,593     7.11%    $  5,726   5.66%    $  3,059      4.43%
                                              ==========     ====     ========   ====     ========      ====
REO.........................................  $    2,881              $    611            $    605
                                              ==========              ========            ========
Home Equity Loans
Total managed portfolio.....................  $  858,806              $349,685            $ 98,211
                                              ==========              ========            ========
Period of delinquency.......................
    31-60 days..............................  $    4,836      .56%    $  3,726   1.08%    $    262       .27%
    61-90 days..............................       4,149      .48        1,022    .30          341       .35
    Over 90 days............................      15,346     1.79        3,541   1.02          115       .12
                                              ----------     ----     --------   ----     --------      ----
    Total delinquencies.....................  $   24,331     2.83%    $  8,289   2.40%    $    718       .73%
                                              ==========     ====     ========   ====     ========      ====
REO.........................................  $    7,067              $    311            $      -
                                              ==========              ========            ========
Equipment Leases
Total managed portfolio.....................  $  169,180              $108,463            $  9,461
                                              ==========              ========            ========
Period of delinquency.......................
    31-60 days..............................  $      389      .23%    $  1,000    .92%    $     29       .31%
    61-90 days..............................         425      .25          320    .30            -         -
    Over 90 days............................       1,826     1.08        1,478   1.36            4       .04
                                              ----------     ----     --------   ----     --------      ----
    Total delinquencies.....................  $    2,640     1.56%    $  2,798   2.58%    $     33       .35%
                                              ==========     ====     ========   ====     ========      ====
                 Combined
--------------------------------------------
Total managed portfolio.....................  $1,176,918             $ 559,398            $176,651
                                              ==========              ========            ========
Period of delinquency.......................
    31-60 days..............................  $    6,731      .57%   $   5,962   1.07%    $  2,170      1.23%
    61-90 days..............................       5,049      .43        2,270    .41          803       .45
    Over 90 days............................      25,784     2.19        8,581   1.53          837       .47
                                              ----------     ----     --------   ----     --------      ----
    Total delinquencies.....................  $   37,564     3.19%   $  16,813   3.01%    $  3,810      2.15%
                                              ==========     ====     ========   ====     ========      ====
REO.........................................  $    9,948             $     922            $    605
                                              ==========              ========            ========
Losses experienced during the period(a)(b)..  $    1,137      .12%   $     667    .12%    $     98       .07%
                                              ==========     ====     ========   ====     ========      ====

(a) Percentage based on average total managed portfolio.
(b) Losses recorded on our books were $1.1 million, losses absorbed by securitization trusts were $30,000 for the year ended June 30, 1999. We recorded all losses on our books for the years ended June 30, 1998 and 1997.

         The following table summarizes net charge off experience by loan type for the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                       June 30,
                                      ----------------------------------------
                                           1999          1998          1997
                                      ------------  ------------  ------------
Business purpose loans..............    $   301          $138          $34
Home equity loans...................        486             -            -
Equipment Leases....................        320           529           64
                                        -------          ----          ---
Total...............................    $ 1,107          $667          $98
                                        =======          ====          ===

Interest Rate Risk Management

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in U.S. Treasury yields, LIBOR yields and the spread between the effective rate of interest received on loans and leases available for sale or securitized (generally fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through rate to investors for interests issued in connection with securitizations. Also, a substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and leases. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive assets (primarily interest-only strips, servicing rights and loans and leases available for sale).

         Interest Rate Sensitivity - The following table provides information about financial instruments that are sensitive to changes in interest rates. For interest-only strips and servicing rights, the table presents projected principal cash flows utilizing certain assumptions including prepayment and default rates. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates (dollars in thousands):

                                          Amount Maturing in Years Ending June 30,
                          -------------------------------------------------------------------------
                                                                                           There-                     Fair
                            2000         2001        2002         2003         2004        after         Total        Value
                            ----         ----        ----         ----         ----        -----         -----        -----
Rate Sensitive
Assets:
Loans and leases
   available for sale(a)  $ 32,512     $    14      $    16      $    18      $    20     $  1,196      $ 33,776     $ 35,152

Interest-only strips        29,611      38,091       37,921       34,987       27,900      106,082       274,592      178,217
Servicing rights            15,208      11,829        8,968        6,771        5,101       13,777        61,654       43,210
Investments held to
   maturity                    126         128          133          143          145          763         1,438          911

Rate Sensitive
Liabilities:
Fixed interest rate
   borrowings              119,683      34,923       25,055        9,049       12,315       13,148       214,173      214,745
Average interest rate         8.71%       9.46%       10.22%       10.56%       10.64%       11.36%         9.36%
Variable interest rate
   borrowings             $ 56,170     $     -      $     -      $     -      $     -     $      -      $ 56,170     $ 56,170
Average interest rate         6.45%                                                                         6.45%

(a)Loans and leases available for sale are generally held for less than three months prior to securitization therefore all loans and leases which qualify for securitization are reflected as maturing in the year ended June 30, 2000.

         Loans and Leases Available for Sale - Gain on sale of loans and leases may be unfavorably impacted to the extent fixed-rate mortgage loans or leases in the available for sale portfolio are held prior to securitization. A significant variable affecting the gain on sale of loans and leases in a securitization is the spread between the average coupon rate on fixed rate loans and leases, and the weighted average pass-through rate to investors for interests issued in connection with the securitization. Although the average loan and lease coupon rate is fixed at the time the loan or lease is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior the sale of the loans and leases. In addition, a portion of the certificates are based on a floating interest rate. Therefore, if market rates required by investors increase prior to securitization of the loans and leases, the spread between the average coupon rate on the loans and leases and the pass-through rate to investors may be reduced or eliminated.

         Hedging strategies are utilized in an attempt to mitigate the effect of changes in interest rates on fixed-rate loan and lease portfolios between the date of origination and the date of securitization. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. The gain or loss derived from these hedging transactions is deferred and recognized as an adjustment to the gain on sale of loans and leases when the loans and leases are securitized. During fiscal 1999, net losses of approximately $2.0 million were incurred on hedging transactions (futures contracts), which were recognized as an offset to the gains on sale recorded on securitizations during the year. At June 30, 1999 no such contracts were outstanding. At June 30, 1999, we were obligated to satisfy a lease securitization prefund requirement of $9.0 million of business equipment leases.

         In the future we may expand the types of derivative financial instruments we use to hedge interest rate risk. Such instruments could include interest rate swaps and interest rate options or other derivative instruments.

         We have implemented a hedging strategy in an attempt to mitigate the effect of changes in market value of fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. The nature and timing of hedging transactions may impact the effectiveness of hedging strategies. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs. Such costs could increase as the period covered by the hedging protection increases. It is expected that such loss would be offset by income realized from the securitizations in that period or in future periods. As a result, we may be prevented from effectively hedging fixed-rate loans held for sale, without reducing income in current or future periods due to the costs associated with hedging activities. See "Risk Factors - Our failure to implement an effective hedging strategy could result in losses or negatively impact earnings."

         Interest-only Strips and Servicing Assets - A significant decline in market interest rates could increase the level of loan prepayments, thereby decreasing the size of the total managed loan and lease portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. The following chart presents certain key assumptions used in the initial valuations and June 30, 1999 revaluation of residual interests from securitizations (interest-only strips and mortgage servicing assets):

                                             Initial             Periodic
                                            Valuation           Revaluation
     ---------------------------------------------------------------------------

     Discount rates
         Home equity loans                        11.0%              11.0%
         Business purpose loans                   11.0%              11.0%
         Business equipment leases                11.0%              11.0%

     Annual prepayment rates
         Home equity loans                   2.0%-24.0%(a)      2.0%-24.0%(a)
         Business purpose loans              3.0%-13.0%(b)      3.0%-15.0%(b)
         Business equipment leases                  -- (c)             -- (c)

     Annual credit loss rates
         Home equity loans                        0.25%              0.25%
         Business purpose loans                   0.25%              0.25%
         Business equipment leases                0.50%              0.50%

     Actual cumulative credit losses
         Home equity loans                          --               0.05%
         Business purpose loans                     --               0.19%
         Business equipment leases                  --               0.71%
     ---------------------------------------------------------------------------

      (a) Ramped over 12 to 18 months
      (b) Ramped over 24 months
      (c) Residual values are continuously adjusted based on actual experience.

         It is estimated that a 100 basis point (1.0%) increase in prepayment rates would decrease the fair value of interest-only strips by approximately $4.3 million and the fair value of servicing assets by approximately $1.0 million.

         We attempt to minimize prepayment risk on interest-only strips and servicing assets by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 94% of business purpose loans and 80% of home equity loans in the managed portfolio are subject to prepayment fees. In addition, we have found that credit impaired borrowers are less sensitive to interest rates than monthly payment balances further reducing prepayment expectations.

         Subordinated Debt - We also experience interest rate risk to the extent that as of June 30, 1999 approximately $93.6 million of our liabilities were comprised of subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

Liquidity and Capital Resources

         Our business requires continual access to short and long-term sources of debt financing. Our cash requirements include the funding of loan and lease originations, payment of interest expense, funding of overcollaterization requirements in connection with securitizations, payment of operating expenses and funding of capital expenditures.

         We continue to significantly rely on access to the asset-backed securities market through securitizations to generate cash proceeds for the repayment of debt and to fund ongoing operations. As a result of the terms of the securitizations, we will receive less cash flow from the portfolios of loans and leases securitized than we would otherwise receive absent securitizations. Additionally, pursuant to the terms of the securitizations, we will act as the servicer of the loans and leases and in that capacity will be obligated to advance funds in certain circumstances which may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans and leases.

         A significant portion of loan originations are non-conforming mortgages to subprime borrowers. Certain participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization residual interests due to the effects of increased credit losses and increased prepayment rates, resulting in some competitors exiting the business or recording valuation allowances or write downs for these conditions in fiscal 1999. In addition, unusual movements in the capital markets in fiscal 1999 resulted in increased demand for U.S. Treasury securities which had an adverse impact on the demand for asset-backed securities including those backed by non-conforming mortgage loans. As a result, some participants experienced restricted access to capital required to fund loan originations, and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans and leases. Factors that have minimized the effect of adverse market conditions on ABFS include our ability to originate loans and leases through established retail channels, focus on credit underwriting, assessment of prepayment fees on loans, diversification of lending in the home equity, business loan and equipment lease markets and the ability to raise capital through sales of subordinated debt securities pursuant to a registered public offering.

         Subject to economic, market and interest rate conditions, we intend to continue to implement additional securitizations of our loan and lease portfolios. Any delay or impairment in our ability to securitize loans and leases, as a result of market conditions or otherwise, could adversely affect the results of operations.

         To a limited extent, we intend to continue to augment the interest and fee income earned on loan and lease portfolios by selling loans and leases either at the time of origination or from our portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         We also rely on borrowings such as subordinated debt and warehouse credit facilities to fund operations. At June 30, 1999, a total of $212.9 million of subordinated debt was outstanding, and credit facilities totaling $375.0 million were available, of which $54.7 million was drawn upon at such date.

         During fiscal 1999, we sold $101.3 million in principal amount of subordinated debt securities with maturities ranging between one day and ten years. As of June 30, 1999, approximately $206.9 million of subordinated debt was outstanding. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 20, 1998, we registered $250.0 million of subordinated debt of which $122.0 million was available for issuance at June 30, 1999. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities. We intend to meet our obligation to repay such debt as it matures with income from operations, including securitization or sale of loans or leases, working capital and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and leases prior to securitization. All of these facilities are senior in right of payment to the subordinated debt.

         Our subsidiaries had an aggregate $100.0 million Interim Warehouse and Security Agreements with Prudential Securities Credit Corporation expiring August 31, 1999 to fund loan originations. The agreement was subsequently increased to $150.0 million and extended to August 31, 2000. The obligations under these agreements are guaranteed by ABFS. Under these agreements, the subsidiaries may obtain advances subject to certain conditions, which extensions of credit bear interest at a specified margin over the LIBOR rate. The obligations under these agreements are collateralized by pledged loans. At June 30, 1999, $0.1 million of this facility was drawn upon.

         We along with certain of our subsidiaries, obtained a $150.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A. expiring October 1, 2000. Under this warehouse facility, advances may be obtained, subject to certain conditions, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. Obligations under the facility are collateralized by certain pledged loans and other collateral related thereto. The facility also requires the obligation to meet certain financial ratios and contains restrictive covenants, including covenants limiting loans to and transaction with affiliates, the issuance of additional debt, and the types of investments that can be purchased. At June 30, 1999, $42.6 million of this facility was drawn upon.

         In September 1998 our subsidiaries, American Business Leasing, Inc. and Federal Leasing Corp, entered into a credit agreement with First Union National Bank pursuant to which First Union committed to extend $20.0 million of credit in the form of a warehouse line of credit to such entities to enable them to fund eligible lease receivables. The agreement terminates in September 2000.

Under the First Union line of credit, American Business Leasing and Federal Leasing may obtain advances in increments of $500,000 or greater, subject to certain conditions, which extensions of credit shall bear interest at either the LIBOR rate plus a margin or the prime rate set by First Union less a margin at the borrower's option. This agreement has a term of two years unless accelerated upon an event of default as described in the agreement. The obligation under the First Union line of credit is collateralized by pledged leases and other collateral related thereto. This obligation is guaranteed by us and certain of our subsidiaries. At June 30, 1999, $3.8 million of this line of credit was being utilized.

         In October 1998, American Business Leasing and American Business Lease Funding Corporation, a wholly-owned subsidiary of American Business Leasing, entered into a $100.0 million commercial paper conduit underwritten by First Union Capital Markets to finance equipment lease production. The agreement allows for up to two sales of equipment leases per month into the conduit. The agreement terminates on October 14, 1999 unless terminated earlier in the event of default described therein. The cost of financing is the average interest rate on commercial paper plus a margin. At June 30, 1999, $3.2 million of this facility was being utilized. If we do not extend the term of this agreement, we will utilize other lines of credit currently available to us to fund lease production or may explore other financing arrangements.

         In December 1998, we and our subsidiaries, American Business Credit, Home American Credit and New Jersey Mortgage entered into an agreement with Chase Bank pursuant to which Chase Bank committed to extend $5.0 million of credit in the form of a Security Agreement against the Class R Certificate of the ABFS Mortgage Loan Trust 1998-2. Under the Chase Bank line of credit American Business Credit, Home American Credit and New Jersey Mortgage may borrow up to $5.0 million, subject to certain conditions, which extensions of credit shall bear interest at the LIBOR rate plus a margin. Such agreement has a term of one year unless accelerated upon an event of default as described in such agreement. At June 30, 1999, $5.0 million of this line of credit was being utilized.

         As of June 30, 1999, $175.9 million of debt was scheduled to mature during the twelve months ending June 30, 2000 which was mainly comprised of maturing subordinated debt, warehouse lines of credit and other debt incurred in connection with the acquisition of New Jersey Mortgage. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the current use of securitizations to fund loan growth, we are also dependent upon other borrowings to fund a portion of our operations. We intend to continue to utilize debt financing to fund operations in the future.

         Any failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size or pricing in the markets for loans and leases, could have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail loan and lease production activities or sell loans and leases rather than securitize them, thereby having a material adverse effect on our results of operations and financial condition.

         We lease our corporate headquarters facilities under a five-year operating lease expiring in January 2003 at a minimum annual rental of approximately $2.2 million. The lease contains a renewal option for an additional period at increased annual rental. We also leases a facility in Roseland, New Jersey which functions as the loan production headquarters for New Jersey Mortgage and its subsidiaries at an annual rental cost of approximately $0.8 million. The current lease term expires on July 31, 2003 and contains a renewal option for an additional term of five years at an increased annual rental. In addition, branch offices are leased on a short-term basis in various cities throughout the United States. The leases for the branch offices are not material to operations. See Note 14 of the Notes to Consolidated Financial Statements for information regarding lease payments.

Year 2000 Update

         A Year 2000 ("Y2K") Task Force was established to assess Y2K issues and to implement a Y2K compliance program. The Task Force, which meets weekly, includes members of the Information Technology Department, Finance Department, Legal Department, representatives from all business units, and an independent consultant with Y2K expertise. The Task Force reports monthly to executive management. The Task Force has completed an assessment of the core information technology (IT) systems and is continuing the process of evaluating the remainder of the non-core IT systems as well as non-IT systems. The non-IT systems include the telecommunications systems, business machines and building and premises systems.

         The Task Force has adopted a five-phase approach to assess Y2K issues and to address those issues that are reasonably within its control:

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

         Phase 2 - Assessment: An inventory has been conducted of all IT hardware and software, including business applications, operating systems, third-party products, and internal and external interfaces that may be at risk. Each critical system was reviewed, rated for importance to business operations and identified as "retain" or "retire." This process has been completed for all core and non-core IT systems. We are in the process of replacing most core IT systems due to strategic and growth reasons unrelated to the Y2K issue. The process began in 1996 and completion is anticipated by September 30, 1999. All systems acquired as part of this enhancement project must be certified by their vendors as Y2K compliant. Non-IT systems have been evaluated, which include the telecommunications systems, business machines, building and premises systems and key suppliers, whose Y2K failures could have a material impact on our operation. This part of the assessment, which was dependent on obtaining specific responses from third parties, was completed as of June 30, 1999. The assessment phase also includes the development of appropriate response plans, which may include repair, conversion, replacement or elimination of affected systems.

         Phase 3 - Renovation: This phase involves the remediation of Y2K issues identified as a result of the assessment. With the exception of a single, vendor-provided application, all core IT system remediation efforts were completed on schedule (June 30, 1999). The vendor of the non-compliant application has committed to remediate and successfully test the system, achieving Y2K compliance by September 30, 1999 (See Phase 4 - Validation).

         Phase 4 - Validation: This phase involves establishing a test environment, performing systems tests and validating the results. The systems to be used for testing have been acquired, and the validation process has begun. Y2K testing and verification of all new "replacement" systems will be done as part of their implementation process. Test plans have been written, with verification testing projected to be completed by September 30, 1999. We have successfully completed Y2K testing of a suite of applications currently providing service to many of the key business units. In addition, the data processing infrastructure which includes mainframe, network and server related equipment, has been tested and validated as compliant.

         Phase 5 - Implementation: This phase involves the deployment of the appropriate Y2K compliant strategy based on the results of the Assessment, Renovation and Validation phases.

Year 2000 Risks and Contingency Plans

         The majority of the IT hardware and infrastructure is less than 2 years old, minimizing exposure to Y2K issues. This inventory is being checked against vendor provided Y2K information for validation. Also, we intend that all new hardware and software acquisitions are represented and warranted by the vendors as Y2K compliant and that any systems developed by in-house programmers will continue to be created using Y2K compliant tools, platforms, and procedures.

         We have contacted suppliers who provide necessary goods and services, including banking institutions who provide financial services, to evaluate their Y2K compliance plans. As responses are received, their responses are reviewed and evaluated to ensure that no Y2K related event will materially impede the ability of our suppliers to continue to provide needed goods and services as the Year 2000 is approached and reached. We believe all responses received indicate that these goods and services are, or will be, Year 2000 compliant. The failure of our suppliers to address their Y2K issues on a timely basis may have a material adverse effect on our operations.

         Based upon the current status, we have targeted the end of September 1999 for completion of our Y2K compliance program. However, no assurance can be given that we will meet this time frame. We currently estimate that the costs directly associated with the Y2K compliance program will be approximately $0.5 million. This budgeted amount does not include the costs associated with the "replacement" systems as referenced in Phase 2. The funds necessary to complete the systems replacement project and the Y2K compliance program are included in the Information Technology operating budget. Approximately $0.1 million of the amount budgeted for costs directly associated with the Y2K compliance program have been expended as of June 30, 1999.

         We are in the process of developing a contingency plan that will be used in the event that any hardware, software or other computer systems, or those of our vendors are not Y2K compliant, based on risks identified as a result of the assessment and testing phase of our Year 2000 compliance program.

         While we fully expect that the precautions being taken will prepare us for entering Year 2000, there is always the potential for risk. Our failure or any of our material suppliers failure to bring their systems into Year 2000 compliance on a timely basis may have a material adverse effect on our operations.

Fourth Quarter Results

         For the fourth quarter of fiscal 1999, net income increased $0.3 million, or 6.5%, to $3.7 million from $3.4 million for the comparable period of fiscal 1998. Basic earnings per common share increased 8.6% to $1.01 on average common shares of 3,626,072, compared to $0.93 per share on average common shares of 3,699,576 for the comparable period of fiscal 1998. Diluted earnings per common share increased 11.2% to $0.99 on average common shares of 3,730,236, compared to $0.89 per share on average common shares of 3,905,831 for the comparable period of fiscal 1998.

         The increases in net income and earnings per share primarily resulted from the impact of increases in the volume of loans and leases securitized during the periods and increases in the collection of fee income due to the increase in the total managed portfolio.

Recent Accounting Pronouncements

         Set forth below are recent accounting pronouncements which may have a future effect on operations. These pronouncements should be read in conjunction with the significant accounting policies, which have been adopted, that are set forth in Note 1 of the Notes to the Consolidated Financial Statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently, the effective date of the standard was delayed until years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management."

Item 8.  Financial Statements

                                                                            Page

Report of Independent Certified Public Accountants                           60

Consolidated Balance Sheets                                                  61

Consolidated Statements of Income                                            62

Consolidated Statements of Stockholders' Equity                              63

Consolidated Statements of Cash Flow                                         64

Notes to Consolidated Financial Statements                                   66

Report of Independent Certified Public Accountants



American Business Financial Services, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of American Business Financial Services, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income and stockholders' equity, and cash flow for each of the years in the three-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flow for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.

In January 1999, the Company adopted Financial Accounting Standards Board Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This change is discussed in note 1 of the Notes to Consolidated Financial Statements.



/s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
September 9, 1999

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                                   Consolidated Balance Sheets

===============================================================================

June 30,                                              1999             1998
-------------------------------------------------------------------------------
                                                  (dollar amounts in thousands)

Assets

Cash and cash equivalents                           $  22,395        $   4,486
Loan and lease receivables, net
     Available for sale                                33,776           62,382
     Other                                              6,863            4,096
Interest-only strips and other receivables            253,936          100,737
Prepaid expenses                                        1,671            2,572
Property and equipment, net                            10,671            7,785
Servicing rights                                       43,210           18,472
Other assets                                           23,779           26,021
-------------------------------------------------------------------------------

Total assets                                        $ 396,301        $ 226,551
===============================================================================

Liabilities and Stockholders' Equity

Liabilities
     Subordinated debt and notes payable            $ 270,343        $ 144,585
     Accounts payable and accrued expenses             26,826           15,563
     Deferred income taxes                             16,604           10,864
     Other liabilities                                 24,282           12,797
-------------------------------------------------------------------------------

Total liabilities                                     338,055          183,809
-------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, par value $.001
         Authorized, 1,000,000 shares
         Issued and outstanding, none                      --               --
     Common stock, par value $.001
         Authorized, 9,000,000 shares
            Issued: 3,703,514 shares in 1999
            (including treasury shares of 116,550
            in 1999), and 3,699,576 shares in 1998          3                3
     Additional paid-in capital                        23,339           23,256
     Accumulated other comprehensive income             3,354               --
     Retained earnings                                 33,596           20,083
     Treasury stock, 116,500 shares at cost            (1,446)              --
-------------------------------------------------------------------------------

                                                       58,846           43,342
     Note receivable                                     (600)            (600)
-------------------------------------------------------------------------------

Total stockholders' equity                             58,246           42,742
-------------------------------------------------------------------------------

Total liabilities and stockholders' equity          $ 396,301        $ 226,551
===============================================================================


          See accompanying notes to consolidated financial statements.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                             Consolidated Statements of Income

===============================================================================

Year ended June 30,                                   1999                 1998               1997
-----------------------------------------------------------------------------------------------------
                                                 (dollar amounts in thousands, except per share data)
Revenues
     Gain on sale of loans and leases                 $65,640             $41,316            $20,043
     Interest and fees                                 17,424              17,386              5,584
     Servicing income                                   3,321                 476                283
     Other income                                          39                 157                 52
----------------------------------------------------------------------------------------------------

Total revenues                                         86,424              59,335             25,962
----------------------------------------------------------------------------------------------------

Expenses
     Interest                                          22,427              13,190              5,175
     Provision for credit losses                          928                 491                106
     Employee-related costs                             5,318               5,030              1,618
     Sales and marketing                               23,595              14,237              6,964
     General and administrative                        12,305               8,497              3,097
----------------------------------------------------------------------------------------------------

Total expenses                                         64,573              41,445             16,960
----------------------------------------------------------------------------------------------------

Income before provision for income taxes               21,851              17,890              9,002

Provision for income taxes                              7,763               6,435              3,062
----------------------------------------------------------------------------------------------------

Net income                                            $14,088             $11,455            $ 5,940
====================================================================================================

Earnings per common share
     Basic                                            $  3.83             $  3.10            $  2.03
     Diluted                                          $  3.72             $  2.98            $  1.95
====================================================================================================

Average common shares (in thousands)
     Basic                                              3,682               3,692              2,921
     Diluted                                            3,791               3,847              3,049

====================================================================================================

          See accompanying notes to consolidated financial statements.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                               Consolidated Statements of Stockholders' Equity

===============================================================================

Year ended June 30, 1999, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                Common Stock
                                           -------------------              Accumulated
                                              Number           Additional     Other                                        Total
                                             Of Shares          Paid-In   Comprehensive  Retained  Treasury    Note    Stockholders'
                                           Outstanding  Amount  Capital       Income     Earnings   Stock   Receivable    Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (dollar amounts in thousands)
Balance, June 30, 1996                         2,353     $ 2   $  1,932     $    --      $  3,057  $    --    $ (600)    $  4,391
Sale of common stock,
     net of offering expenses of $2,261        1,150       1     20,737          --            --       --        --       20,738
Cash dividends ($.06 per share)                   --      --         --          --          (158)      --        --         (158)
Net income                                        --      --         --          --         5,940       --        --        5,940
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                         3,503       3     22,669          --         8,839       --      (600)      30,911
Common stock issued for acquisition               20      --        500          --            --       --        --          500
Issuance of non-employee stock options            --      --         87          --            --       --        --           87
Cash dividends ($.06 per share)                   --      --         --          --          (211)      --        --         (211)
Net income                                        --      --         --          --        11,455       --        --       11,455
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                         3,523       3     23,256          --        20,083       --      (600)      42,742
Comprehensive income:
     Net income                                   --      --         --          --        14,088       --        --       14,088
     Unrealized gains on investment securities    --      --         --       3,354            --       --        --        3,354
----------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                        --      --         --       3,354        14,088       --        --       17,442

Issuance of non-employee stock options            --      --         73          --            --       --        --           73
Exercise of stock options                          4      --         10          --            --       --        --           10
Cash dividends ($0.165 per share)                 --      --         --          --          (575)      --        --         (575)
Repurchase of treasury shares                   (111)     --         --          --            --   (1,446)       --       (1,446)
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                         3,416     $ 3   $ 23,339     $ 3,354      $ 33,596  $(1,446)   $ (600)    $ 58,246
==================================================================================================================================

                   See accompanying notes to consolidated financial statements

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flow

===============================================================================

Year ended June 30,                                               1999              1998               1997
--------------------------------------------------------------------------------------------------------------
                                                                         (dollar amounts in thousands)
Cash flows from operating activities
     Net income                                                 $  14,088         $  11,454          $   5,940
     Adjustments to reconcile net income to
         net cash used in operating activities
              Gain on sales of loans and leases                   (65,640)          (41,316)           (20,051)
              Depreciation and amortization                        10,826             5,340              1,992
              Provision for credit losses                             928               491                106
              Provision for credit losses from acquired
                  subsidiary                                           --               694                 --
              Accounts written off, net                            (1,107)             (667)               (98)
         Loans and leases originated for sale                    (909,372)         (486,196)          (136,358)
         Proceeds from sale of loans and leases                   819,814           418,609            117,823
         (Increase) decrease in accrued interest
              and fees on loan and lease receivables               (2,767)            6,164             (1,288)
         Decrease in interest-only strips and other
              receivables                                           7,046             7,177              3,162
         Decrease (increase) in prepaid expenses                      901            (1,391)            (1,266)
         Increase in accounts payable and
              accrued expenses                                     11,465             9,199              2,949
         Increase in deferred income taxes                          5,539             5,333              3,125
         Increase in loans in process                              11,484             6,455              4,001
         Other, net                                                (9,113)          (12,808)            (6,946)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (105,908)          (71,462)           (26,909)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Loan and lease payments received                               9,200            19,003              4,555
     Leases originated for portfolio                                   --                --             (8,004)
     Purchase of property and equipment                            (5,819)           (4,085)            (1,738)
     Proceeds from sale of property and equipment                     684                --                 --
     Decrease in securitization gain receivable                        --             2,884                107
     Initial overcollateralization of loans                        (4,825)           (5,378)            (3,450)
     Purchase of investments                                           --            (2,986)            (5,000)
     Principal receipts and maturity of investments                 3,428             5,101                 81
     Purchase of subsidiary, net                                       --            (9,585)                --
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 2,668             4,954            (13,449)
----------------------------------------------------------------------------------------------------------------

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flow

===============================================================================

Year ended June 30,                                               1999              1998               1997
--------------------------------------------------------------------------------------------------------------
                                                                         (dollar amounts in thousands)
Cash flows from financing activities
     Financing costs incurred                                    $ (2,986)        $  (2,041)          $ (1,053)
     Proceeds from issuance of subordinated
         debentures                                               168,357            73,884             33,991
     Principal payments on subordinated
         debentures                                               (70,636)          (25,044)           (11,125)
     Net borrowings on
         revolving lines of credit                                 25,241            19,750             (2,348)
     Proceeds from repurchase agreement                             4,677                --                 --
     Principal payments on debt, other                             (1,566)             (445)               (18)
     Dividends paid                                                  (575)             (211)              (158)
     Recorded fair value of options granted                            73                87                 --
     Exercise of employee stock options                                10                --                 --
     Repurchase of treasury stock                                  (1,446)               --                 --
     Proceeds from public offering, net of related
         costs                                                         --                --             20,738
--------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                         121,149            65,980             40,027
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in
     cash and cash equivalents                                   $ 17,909         $    (528)          $   (331)

Cash and cash equivalents at beginning of year                      4,486             5,014              5,345
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                         $ 22,395         $   4,486           $  5,014
==============================================================================================================

Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest                                                $ 18,900         $  10,647           $  2,877
==============================================================================================================

         Income taxes                                            $  3,750         $      50           $     --
==============================================================================================================

Supplemental disclosure of noncash financing activity
     Noncash transaction recorded in connection with
       acquisition of subsidiary
         Decrease in acquisition debt                            $ (1,001)        $  (3,418)          $     --
         Decrease in loan and lease receivables                     1,001             3,418                 --

                  See accompanying notes to consolidated financial statements.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

1. Summary of                 Business
   Significant
   Accounting                 American Business Financial Services, Inc.
   Policies                   ("ABFS"), together with its subsidiaries (the
                              "Company"), is a diversified retail financial service organization operating throughout the
                              United States. The Company originates, sells and services loans to business secured by real estate and other business assets, mortgage and home equity loans, typically to credit impaired borrowers secured by first and second mortgages and business equipment leases. In addition the Company sells subordinated debt securities to the public, the proceeds of which are used to fund loan and lease originations and the Company's operations.


                              Basis of Financial Statement Presentation

                              The consolidated financial statements include the accounts of ABFS and its subsidiaries (all of which are wholly owned.) The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, among other things, estimated prepayment, credit loss and discount rates on loans and leases sold with servicing retained, estimated servicing revenues and costs, valuation of collateral owned and determination of the allowance for credit losses.

                              Certain prior period financial statement balances have been reclassified to conform to current period presentation. All outstanding share, average common share, earnings per common share and stock option amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999. See note 10 for further description.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              Cash and Cash Equivalents

                              Cash equivalents consist of short-term investments with an initial maturity of three months or less.

                              Loan and Lease Receivables

                              Loan and lease receivables -available for sale are loans and leases the Company plans to sell or securitize and are carried at the lower of aggregate cost (principal balance, including unamortized origination costs and fees) or market value. Market value is determined by quality of credit risk, types of loans originated, current interest rates, economic conditions, and other relevant factors.

                              Loan and lease receivables -other is comprised mainly of accrued interest and fees on loans and leases and lease equipment residuals receivable from a third party.

                              Allowance for Credit Losses

                              The Company's allowance for credit losses on portfolio loans and leases is maintained to account for loans and leases that are delinquent and are expected to be ineligible for sale into a securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations.

                              Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge offs reduce the allowance.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              In addition to the allowance for credit losses on portfolio loans and leases, the Company makes certain assumptions regarding the expected impact of credit losses on the fair value of interest-only strips and residual interests. See note 4 for more information regarding these credit loss assumptions.

                              Loan and Lease Origination Costs and Fees

                              Direct loan and lease origination costs and loan fees such as points and other closing fees are recorded as an adjustment to the cost basis of the related loan and lease receivable and are recognized in the Statement of Income as an adjustment to the gain on sale recorded at the time the loans and leases are securitized.

                              Interest-only Strips and Residual Interests

                              The Company sells a majority of its originated loans and leases through securitizations. In connection with these securitizations, the Company retains certain residual interests in the trusts to which the loans or leases are transferred. The residual interests entitle the Company to receive certain excess (or residual) cash flows which are derived from payments made to the trust from the securitized loans and leases after deducting payments to investors in the securitization trust and other miscellaneous fees. These cash flows are projected over the life of the loans and leases using certain prepayment and default assumptions. Excess cash flows are retained by the trust until certain overcollateralization levels are established. The overcollateralization causes the aggregate principal amount of the related securitization pool to exceed the aggregate balance of the investor notes. The overcollateralization serves as credit enhancement for the investors. The securitization trusts and its investors have no recourse to other assets of the Company for failure of the securitized loans and leases to pay when due.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The fair values of the excess cash flows are estimated based on a discounted cash flow analysis, and are recorded by the Company at the time loans and leases are securitized. Cash flows are discounted from the date the cash is expected to be available to the Company (the "cash-out method"). Cash flows are discounted using an interest rate management believes an unrelated purchaser would require.

                              Interest-only strips and residual interests are periodically revalued by the Company based on a discounted cash flow analysis of loans and leases remaining in the trusts. The assumptions for prepayment and default rates are monitored against actual experience and adjusted if warranted.

                              In October 1998, the Financial Accounting
                              Standards Board ("FASB") issued Statement of
                              Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. SFAS No. 134 became effective for fiscal quarters beginning after December 15, 1998. In accordance with the provisions of SFAS No. 134, the Company has reclassified its retained interests from trading securities to available-for-sale securities. As available-for-sale securities, subsequent adjustments to the fair value of retained interests are recorded in stockholders' equity and reported as a component of comprehensive income.

                              Servicing Rights

                              Upon the securitization of loans and leases, the Company retains servicing rights. The Company capitalizes the costs associated with the rights to service securitized loans and leases based on the servicing rights' relative fair value to other consideration received in a securitization. The fair value of servicing rights is estimated based on a discounted cash flow analysis which considers

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              contractual fees for servicing (generally 0.5% of outstanding loans and leases serviced) and the rights to collect ancillary servicing related fees from the loans and leases, net of costs to service the loans and leases. Assumptions used to value servicing rights are consistent with assumptions used to value residual interests in securitizations. Servicing rights are amortized in proportion to, and over the period of, estimated future servicing income.

                              Property and Equipment

                              Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets ranging from 3 to 15 years.

                              Financing Costs and Amortization

                              Financing costs incurred in obtaining revolving lines of credit are recorded in other assets and are amortized using the straight-line method over the terms of the agreements. Financing costs incurred in connection with public offerings of subordinated debt securities are also recorded in other assets and are amortized over the term of the related debt.

                              Investments Held to Maturity

                              Investments classified as held to maturity recorded in other assets consist of asset-backed securities that the Company has the positive intent and ability to hold to maturity. These investments are stated at amortized cost.

                              Real Estate Owned

                              Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in other assets, and is carried at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              Revenue Recognition

                              The Company derives its revenue principally from gain on sale of loans and leases, interest and fees on loans and leases, and servicing income.

                              Gains on sales of loans and leases through securitizations represent the difference between the net proceeds to the Company, including retained interests in the securitization, and the allocated cost of loans and leases securitized. The allocated cost of loans and leases securitized is determined by allocating their net carrying value between the loans and leases, the residual interests and the servicing rights retained by the Company based upon their relative fair values.

                              Interest and fee income consists of interest earned on loans and leases while held in the Company's portfolio, premiums earned on loans sold with servicing released and other ancillary fees collected in connection with loan and lease origination. Interest income is recognized based on the interest method. Accrual of interest income is suspended when the receivable is contractually delinquent for 90 days or more. The accrual is resumed when the receivable becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review will cause earlier suspension if collection is doubtful.

                              Servicing income is recognized as contractual fees and other fees for servicing loans and leases are collected, net of amortization of servicing rights assets.

                              Derivative Financial Instruments

                              The primary market risk exposure that the Company faces is interest rate risk. The Company utilizes hedging strategies to mitigate the effect of changes in interest rates on its fixed-rate loan and lease portfolios between the date of origination and the date of securitization. These strategies include the utilization of derivative

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. The gain or loss derived from these hedging transactions is deferred and recognized as an adjustment to the gain on sale of loans and leases when the loans and leases are securitized. The Company had no contracts open at June 30, 1999 or 1998, other than an obligation to satisfy a lease securitization prefund requirement of $9.0 million and $14.0 million, respectively, at June 30, 1999 and 1998.

                              Income Taxes

                              The Company and its subsidiaries file a
                              consolidated federal income tax return.

                              Under the asset and liability method used by the Company to provide for income taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities.

                              Acquisition

                              Effective October 1, 1997, the Company acquired all of the issued and outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consisted of $11.0 million in cash, a note payable of $5.0 million and the issuance of 20,240 shares of the Company's common stock. The purchase agreement included a provision for a series of contingent payments to the former stockholders of NJMIC totaling $4.0 million based on NJMIC's attainment of certain performance targets over a three year period. To date the Company has paid $1.3 million of the total amount of potential contingent payments.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The transaction was accounted for under the purchase method and accordingly the results of NJMIC have been included with the Company's since the date of acquisition. As a result of the transaction the Company recorded approximately $16.9 million of goodwill, which is being amortized using the straight-line method over 15 years. Any contingent payments made will be recorded as additional goodwill.

                              Recent Accounting Pronouncements

                              In June 1998, the FASB issued SFAS No. 133
                              "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently the effective date of the standard was delayed until years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

2. Loan and Lease
   Receivables

                              June 30,                                   1999        1998
                              --------------------------------------------------------------
                                                                          (in thousands)
                              Real estate secured loans                $ 21,027    $ 51,196
                              Leases (net of unearned income
                                  of $1,543 and $1,845)                  13,451      12,067
                              --------------------------------------------------------------
                                                                         34,478      63,263
                              Less allowance for credit
                                  losses on loan and
                                  lease receivables available for
                                  sale                                      702         881
                              --------------------------------------------------------------

                                                                       $ 33,776    $ 62,382
                              ==============================================================

                              Real estate secured loans have contractual maturities of up to 30 years.

                              At June 30, 1999 and 1998, the accrual of interest income was suspended on real estate secured loans of $85 thousand and $718 thousand respectively. Based on its evaluation of the collateral related to these loans, the Company expects to collect all contractual interest and principal.

                              Substantially all leases originated by the Company are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

3. Allowance for
   Credit Losses              Year ended June 30,       1999      1998    1997
                              -------------------------------------------------
                                                             (in thousands)

                              Balance at beginning
                                of year                $   881    $ 338    $330
                              Acquired through
                                acquisition                 --      719      --
                              Provision for credit
                                losses                     928      491     106
                              Charge offs, net of
                                recoveries              (1,107)    (667)    (98)
                              -------------------------------------------------

                              Balance at end of
                                year                   $   702    $ 881    $338
                              =================================================

4. Securitizations            During fiscal 1999, the Company sold $71.9 million
                              of business purpose loans and $613.0 million of home equity loans in four securitizations and $92.6 million of equipment leases in numerous sales to a commercial paper conduit and two securitizations. During fiscal 1998 the Company sold $54.1 million of business purpose loans and $270.9 million of home equity loans in three securitizations and $59.7 million of equipment leases in one securitization.

                              In fiscal 1999, cash proceeds from the
                              securitizations of business purpose loans and home equity loans were $685.0 million, with pretax gains of $62.5 million. Cash proceeds from the securitization of equipment leases were $91.1 million with pretax gains of $2.6 million. In fiscal 1998, cash proceeds from the securitization of business purpose loans and home equity loans were $325.0 million, with pretax gains of $41.2 million. Cash proceeds from the securitization of equipment leases were $13.7 million with pretax gains of $0.3 million.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The following chart presents certain key assumptions used in the valuation of residual interests from securitizations (interest-only strips and mortgage servicing assets).

                                                                          Initial              Periodic
                                                                         Valuation            Revaluation
                              ---------------------------------------------------------------------------------
                              Discount rates
                                  Home equity loans                             11.0%                11.0%
                                  Business purpose loans                        11.0%                11.0%
                                  Business equipment leases                     11.0%                11.0%

                              Annual prepayment rates
                                  Home equity loans                      2.0% - 24.0% (1)     2.0% - 24.0% (1)
                                  Business purpose loans                 3.0% - 13.0% (2)     3.0% - 15.0% (2)
                                  Business equipment leases                        -- (3)               -- (3)

                              Annual credit loss rates
                                  Home equity loans                             0.25%                0.25%
                                  Business purpose loans                        0.25%                0.25%
                                  Business equipment leases                     0.50%                0.50%
                             ===================================================================================

                               (1) Ramped over 12 to 18 months
                               (2) Ramped over 24 months
                               (3) Residual values are continuously adjusted
                                   based on actual experience.

5. Interest-Only Strips
   and Other
   Receivables

                              June 30,                                           1999          1998
                              ------------------------------------------------------------------------
                                                                                    (in thousands)
                              Interest-only and residual strips-
                                 Available for sale                            $  172,411     $     --
                                 Trading assets                                     5,806       95,913
                              Receivable for sold loans                            66,086        2,377
                              Advances to securitization trusts                     6,266          738
                              Other                                                 3,367        1,709
                              ------------------------------------------------------------------------
                                                                               $  253,936     $100,737
                              ========================================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              SFAS No. 134, which became effective January 1, 1999, requires that after the securitization of a mortgage loan held for sale, the resulting mortgage-backed security or other retained interests be classified based on the Company's ability and intent to hold or sell the investments. As a result, retained interests previously classified as trading assets, as required by prior accounting principles, have been reclassified to available-for-sale. The effect of SFAS No. 134 on net income and net income per share was $3.3 million and $0.88, respectively.

                              Interest-only strips include overcollateralized balances that represent undivided interests in the securitizations maintained to provide credit enhancements to the investors. At June 30, 1999 and 1998, overcollateralized principal balances were $38.6 million and $25.3 million, respectively.

                              The activity for interest-only strip receivables is summarized as follows (in thousands):

                              Year ended June 30,                        1999          1998
                              ---------------------------------------------------------------
                              Balance at beginning of year             $ 95,913       $37,507
                              Initial recognition of
                                  interest-only strips                   90,480        64,379
                              Interest accretion and other                2,370           740
                              Cash receipts                             (13,900)       (6,713)
                              Net adjustments to fair value               3,354            --
                              ---------------------------------------------------------------

                              Balance at end of year                   $178,217       $95,913
                              ===============================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

6. Servicing Rights           The serviced loan and lease portfolio, which
                              includes loans and leases sold to investors and those retained by the Company, is as follows (in thousands):

                              June 30,                                            1999        1998
                              -----------------------------------------------------------------------
                              Home equity loans                                $  858,806    $349,685
                              Business purpose loans                              148,932     101,250
                              Equipment leases                                    169,180     108,463
                              -----------------------------------------------------------------------
                                                                               $1,176,918    $559,398
                              =======================================================================

                              The activity for the loan and lease servicing rights asset is summarized as follows (in thousands):

                              Year ended June 30,                                 1999        1998
                              -----------------------------------------------------------------------
                              Balance at beginning of year                     $   18,472    $  8,083
                              Initial recognition of
                                  Servicing rights                                 30,289      12,041
                              Amortization                                         (5,551)     (1,652)
                              -----------------------------------------------------------------------
                              Balance at end of year                           $   43,210    $ 18,472
                              =======================================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              Servicing rights are periodically valued by the Company based on a discounted cash flow analysis of loans and leases remaining in the securitization trusts. A review for impairment is performed on a disaggregated basis for the predominant risk characteristics, herein referred to as a stratum, of the underlying loans and leases, which consist of loan type and credit quality. Key assumptions used in the periodic valuation of the servicing assets are described in note 4. The Company generally makes loans to credit-impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit-impaired borrowers are payment sensitive rather than interest rate sensitive. As such, the Company does not consider interest rates a predominant risk characteristic for purposes of valuation for impairments. Impairments if they occurred would be recognized in a valuation allowance for each impaired stratum in the period of impairment. At June 30, 1999 and 1998, the carrying value of servicing rights approximated fair value.

7. Property and
   Equipment

                              June 30,                                 1999           1998
                              --------------------------------------------------------------
                                                                        (in thousands)
                              Computer equipment and software         $ 7,548        $ 5,383
                              Office furniture and equipment            8,271          5,527
                              Leasehold improvements                    1,756          1,102
                              Transportation equipment                    260            217
                              --------------------------------------------------------------

                                                                       17,835         12,229
                              Less accumulated depreciation
                                  and amortization                      7,164          4,444
                              --------------------------------------------------------------

                                                                      $10,671        $ 7,785
                              ==============================================================

                              Depreciation and amortization expense for property and equipment was $2.9 million, $1.7 million and $0.5 million for the years ended June 30, 1999, 1998 and 1997, respectively.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

8. Other Assets

                              June 30,                                             1999             1998
                              ----------------------------------------------------------------------------
                                                                                      (in thousands)
                              Deposits                                            $   198          $   146
                              Financing costs, debt offerings, net
                                  of accumulated amortization of $3,903
                                  and $2,891                                        4,487            2,525
                              Investments held to maturity
                                  (mature July 1999 through April 2011)             1,014            5,639
                              Real estate owned                                       843              716
                              Goodwill, net of accumulated
                                  amortization of $1,913 and $780                  15,018           16,151
                              Other                                                 2,219              844
                              ----------------------------------------------------------------------------

                                                                                  $23,779          $26,021
                              ============================================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

9. Subordinated Debt
   and Notes Payable

                              June 30,                                          1999              1998
                              ----------------------------------------------------------------------------
                                                                                    (in thousands)
                              Subordinated debt, due July 1999 through June
                              2009, interest at rates ranging from 6.15% to
                              11.5%; subordinated to all of the Company's
                              senior indebtedness.                            $ 206,918        $  105,652

                              Subordinated debt, due July 1999 through May
                              2003; interest rates ranging from 9.0% to
                              11.99%; subordinated to all of the Company's
                              senior indebtedness.                                4,735             6,530

                              Note payable, $150,000 revolving line of
                              credit expiring October 2000; interest
                              rates ranging from LIBOR plus 1.375% to LIBOR
                              plus 2.0%; collateralized by loan and other
                              receivables in the amount of $42,626.              42,626            25,720

                              Note payable, $20,000 revolving line of credit
                              expiring September 2000; interest at prime
                              less 1.0% or LIBOR at the Company's option;
                              collateralized by lease receivables in the
                              amount of $3,764.                                   3,764                --

                              Note payable, $5,000 revolving line of credit
                              expiring December 1999; interest at LIBOR plus
                              2.0% payable monthly; collateralized by
                              certain residual interests in securitized
                              loans with a value of $17,949.                      5,000                --

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              June 30,                                          1999              1998
                              ----------------------------------------------------------------------------
                                                                                      (in thousands)
                              ----------------------------------------------------------------------------
                              Note payable, $100,000 revolving line of
                              credit expiring August 2000; interest at LIBOR
                              plus 1.25%, payable monthly; collateralized by
                              loan and lease receivables in the amount of
                              $102.                                            $    102          $    531

                              Repurchase agreement, due July 1999,
                              interest at LIBOR plus 0.5%;
                              collateralized by certain lease -backed
                              securities in the amount of $5,806.                 4,677                --

                              Senior subordinated debt, due July 1999
                              through December 1999; interest at 12.0%,
                              payable monthly; subordinated to certain
                              subsidiary's senior indebtedness.                   1,250             3,000

                              Note payable, acquisition, July 1999
                              through October 2000; interest at 8.0%,
                              payable monthly.                                      581             2,915

                              Capitalized lease, due July 1999 through
                              December 2001; interest at 7.7% payable
                              monthly; collateralized by certain office
                              equipment with a value of $527.                       527                --

                              Other notes payable                                   163               237
                              ----------------------------------------------------------------------------

                                                                               $270,343          $144,585
                              ============================================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              Principal payments on debt for the next five years are as follows: year ending June 30, 2000 - $176.0 million; 2001 - $35.0 million; 2002 - $25.0 million; 2003 - $9.0 million; and 2004 - $12.0
                              million.

                              The loan agreements provide for certain covenants regarding net worth and financial matters. At June 30, 1999, the Company is in compliance with the terms of the loan covenants.

10. Stockholders'             On August 18, 1999, the Company's Board of
    Equity                    Directors declared a 5% stock dividend to be paid
                              on September 27, 1999 to shareholders of record on September 3, 1999. In addition the Board resolved that all outstanding stock options would be adjusted for the dividend. Accordingly, all outstanding shares, earnings per common share, average common share and stock option amounts have been retroactively adjusted to reflect the effect of the stock dividend.

                              In July 1998, the Company's Board of Directors authorized the repurchase of up to 10% of the outstanding shares of its common stock over a one-year period. In May 1999, the repurchase period was extended for an additional one year to July 2000. As of June 30, 1999, 111,000 shares or 3% of the Company's outstanding shares were repurchased under the July 1998 authorization at a cost of $1.4 million.

                              In the second quarter of fiscal 1999, the Company increased its quarterly dividend by 233% to $0.05 per share. Dividends of $0.165 were paid in the year ended June 30, 1999 compared to $0.06 in each of the years ended June 30, 1998 and 1997.

                              The Company has a loan receivable from an officer of the Company for $600 thousand, which was an advance for the exercise of stock options to purchase 225,012 shares of the Company's common stock. The loan is due in September 2005 (earlier if the stock is disposed of). Interest at 6.46% is payable annually. The loan is secured by 225,012 shares of the Company's stock, and is shown as a reduction of stockholders' equity on the accompanying balance sheet.

                              In February 1997, the Company sold 1,150,000 shares of common stock through a public offering, resulting in net proceeds of $20.7 million.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

11. Employee                  The Company has a 401(k) defined contribution
    Benefit Plan              plan, which was established in 1995, available to
                              all employees who have been with the Company for six months and have reached the age of 21.
                              Employees may generally contribute up to 15% of their salary each year, subject to IRS imposed limitations. The Company, effective October 1,
                              1997, at its discretion, may match up to 25% of the first 5% of salary contributed by the employee. The Company's contribution expense was $263 thousand and $108 thousand for the years ended June 30, 1999 and 1998 respectively.

12. Stock Option Plans        The Company has a stock option plan that provides
                              for the periodic granting of options to key employees ("the Employee Plan"). The options are generally granted at the market price of the Company's stock on the date of grant and expire five to ten years from date of grant. Options either fully vest when granted or over periods of up to five years. At June 30, 1999, substantially no shares were available for future grant under this plan.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              A summary of stock option activity under the Employee Plan for the years ended June 30, 1999, 1998 and 1997, retroactively adjusted for the effect of the 5% stock dividend described in note 10, follows:

                                                                         Number of         Weighted-Average
                                                                           Shares           Exercise Price
                              -----------------------------------------------------------------------------
                              Options outstanding, June 30, 1996            69,300               $  3.30

                              Options granted                              169,575                 18.98
                              --------------------------------------------------------------------------

                              Options outstanding, June 30, 1997           238,875                 14.43

                              Options granted                              106,575                 22.95

                              Options canceled                              (9,450)                19.51
                              --------------------------------------------------------------------------

                              Options outstanding, June 30, 1998           336,000                 18.10

                              Options granted                               14,175                 17.86

                              Options exercised                             (3,937)                 2.54

                              Options canceled                             (41,475)                20.48
                              --------------------------------------------------------------------------

                              Options outstanding, June 30, 1999           304,763               $ 16.74
                              ==========================================================================

                               The following tables summarize information about stock options outstanding under the Employee Plan at June 30, 1999:

                                                            Options Outstanding
                              ----------------------------------------------------------------------------------
                                                                              Weighted
                                                                              Remaining
                              Range of Exercise         Number               Contractual        Weighted-Average
                              Prices of Options        of Shares             Life in Years        Exercise Price
                              ----------------------------------------------------------------------------------
                                 $2.54-$4.76             65,363                   1.0                $ 3.34
                                 14.29-16.90             10,500                   3.3                 15.75
                                    19.05               131,250                   7.2                 19.05
                                 19.52-24.76             97,650                   8.5                 22.72
                              ----------------------------------------------------------------------------------

                                                        304,763                   6.1                $16.74
                              ==================================================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                                                           Options Exercisable
                              ----------------------------------------------------------------------------------
                                                                              Weighted
                                                                              Remaining
                              Range of Exercise         Number               Contractual        Weighted-Average
                              Prices of Options        of Shares            Life in Years         Exercise Price
                              ----------------------------------------------------------------------------------
                                 $2.54-$4.76             65,625                   1.0                $ 3.34
                                 14.29-16.90             10,500                   3.3                 15.75
                                    19.05                59,325                   6.5                 19.05
                                 19.52-24.76             23,730                   8.4                 22.72
                              ----------------------------------------------------------------------------------

                                                        159,180                   4.3                $12.92
                              ==================================================================================

                              The Company accounts for stock options issued under the Employee Plan using the intrinsic value method, and, accordingly, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. Had the Company accounted for stock options granted under the Employee Plan using the fair value method, pro forma net income and earnings per share would have been as follows (in thousands except per share amounts):

                              June 30,                               1999              1998            1997
                              ----------------------------------------------------------------------------------
                              Net income
                                  As reported                      $ 14,088         $  11,455        $  5,940
                                  Pro forma                          13,811            10,956           5,361

                              Earnings per share -basic
                                  As reported                      $   3.83         $    3.10        $   2.03
                                  Pro forma                            3.75              2.97            1.84

                              Earnings per share -diluted
                                  As reported                      $   3.72         $    2.98        $   1.95
                                  Pro forma                            3.64              2.85            1.76
                              ===============================================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                              June 30,                           1999               1998            1997
                              -----------------------------------------------------------------------------
                              Expected volatility                    30%                30%             25%
                              Expected life                    5-10 yrs.          5-10 yrs.          5 yrs.
                              Risk-free interest rate        4.50%-5.68%        5.39%-6.17%     6.31%-6.90%
                              rate

                              The Company also has a non-employee director stock option plan ("the Director Plan") that provides for the granting of options to non-employee directors. Options are generally granted at the market price of the stock on the date of grant, fully vest when granted and expire three to ten years after the date of grant.

                              A summary of activity under the Director Plan for the three years ended June 30, 1999, 1998 and 1997, retroactively adjusted for the effect of the 5% stock dividend described in note 10, follows:

                                                                          Number of         Weighted-Average
                                                                            Shares           Exercise Price
                              ------------------------------------------------------------------------------
                              Options outstanding, June 30, 1996            94,500               $  4.76

                              Options granted                               21,000                 16.90
                              ------------------------------------------------------------------------------

                              Options outstanding, June 30, 1997           115,500                  6.97

                              Options granted                               21,000                 22.14
                              ------------------------------------------------------------------------------

                              Options outstanding, June 30, 1998           136,500                  9.30

                              Options granted                               21,000                 14.29
                              ------------------------------------------------------------------------------

                              Options outstanding, June 30, 1999           157,500               $  9.97
                              ==============================================================================

                              The fair value of options granted under the Director Plan is expensed on the date of grant. The Company recognized expense of $73 thousand and $87 thousand for the years ended June 30, 1999 and 1998, respectively.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

13. Income Taxes              The provision for income taxes consists of the
                              following (in thousands):

                              Year ended June 30,              1999            1998              1997
                              -------------------------------------------------------------------------
                              Current
                                  Federal                    $  1,268         $ 1,087          $     --
                              -------------------------------------------------------------------------

                              Deferred
                                  Federal                       6,495           5,348             3,062
                                  State                            --              --                --
                              -------------------------------------------------------------------------

                                                                6,495           5,348             3,062
                              -------------------------------------------------------------------------

                              Total Provision for
                                income taxes                 $  7,763         $ 6,435          $  3,062
                              =========================================================================

                              The current provision for federal income taxes for the year ended June 30, 1997 is net of the tax benefit of approximately $0.5 million from the utilization of net operating loss carryforwards. There were no tax benefits from the utilization of net operating loss carryforwards in the years ended June 30, 1999 or 1998.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of the following (in thousands):

                              Year ended June 30,                             1999            1998
                              ----------------------------------------------------------------------
                              Deferred income tax assets
                                  Allowance for credit losses               $  4,039       $   1,212
                                  Net operating loss carryforwards            11,262           5,777
                                  Loan and lease receivables                      --             659
                              ----------------------------------------------------------------------

                                                                              15,301           7,648
                              Less valuation allowance                         6,845           5,777
                              ----------------------------------------------------------------------

                                                                               8,456           1,871
                              ----------------------------------------------------------------------

                              Deferred income tax liabilities
                                  Loan and lease origination
                                       costs/fees, net                         1,123           1,253
                                  Book over tax basis of property
                                       and equipment                              47             741
                                  Interest-only strips and other
                                       receivables                            19,886           8,396
                                  Servicing rights                             4,004           2,345
                              ----------------------------------------------------------------------

                                                                              25,060          12,735
                              ----------------------------------------------------------------------

                              Net deferred income taxes                     $ 16,604       $  10,864
                              ======================================================================

                              The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows (in thousands):

                              Year ended June 30,                     1999           1998             1997
                              ------------------------------------------------------------------------------
                              Federal income tax at
                                  statutory rates                   $ 7,429         $ 6,083          $ 3,062
                              Nondeductible items                       528             349               --
                              Other, net                               (194)              3               --
                              ------------------------------------------------------------------------------

                                                                    $ 7,763         $ 6,435          $ 3,062
                              ==============================================================================

                              For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $85.5 million available to reduce future state income taxes for various states as of June 30, 1999. If not used, substantially all of the carryforwards will expire at various dates from June 30, 2000 to June 30, 2002.




14.     Commitments           As of June 30, 1999, the Company leases property
        and                   under noncancelable operating leases requiring
        Contingencies         minimum annual rentals as follows (in thousands):

                              Year ending June 30,                     Amount
                              -----------------------------------------------

                                  2000                                $ 3,598
                                  2001                                  3,347
                                  2002                                  3,024
                                  2003                                  2,041
                                  2004                                     48
                                  Thereafter                               --
                              -----------------------------------------------

                                                                      $12,058
                              ===============================================

                              Rent expense for leased property was $2.9 million, $1.7 million and $0.5 million respectively, for the years ended June 30, 1999, 1998 and 1997.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

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

                              The Company has entered into employment agreements with two other officers under which they are entitled to minimum annual base compensation of $350,000, collectively. These agreements terminate upon the earlier of the executive's death, permanent disability, termination for cause, voluntary resignation or three years.

15. Legal Proceedings         On October 23, 1997, a class action suit was filed
                              in the Superior Court of New Jersey at Docket No.
                              L-12066-97 against NJMIC by Alfred G. Roscoe on behalf of himself and others similarly situated.
                              Mr. Roscoe sought certification that the action could be maintained as a class action. He also sought unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleged that NJMIC violated New Jersey's Mortgage
                              Financing on Real Estate Law, N.J. Stat. Ann.
                              46:10A-1 et seq., by requiring him and other borrowers to pay or reimburse NJMIC for attorneys' fees and costs in connection with loans made to them by NJMIC. Mr. Roscoe further asserted that NJMIC's alleged actions violated New Jersey's
                              Consumer Fraud Act, N.J. Stat. Ann. 56:8-1, et seq. and constituted common law fraud and deceit.

                              On February 24, 1998, after oral argument before the Superior Court, an order was entered in favor of NJMIC and against Mr. Roscoe granting NJMIC Motion for Summary Judgment. Mr. Roscoe appealed to the Superior Court of New Jersey - Appellate Division. Oral argument on the appeal was heard on January 20, 1999 before a two-judge panel of the Appellate Division. On February 3, 1999, the panel filed a per curiam opinion affirming the Superior Court's ruling in favor of NJMIC.

                              On March 4, 1999, a Petition for Certification for review of the final judgment of the Superior Court was filed with the Supreme Court of New Jersey. New Jersey Mortgage filed its Brief in Opposition to the Petition for Certification on March 16, 1999, and Mr. Roscoe filed a reply brief. To date, no decision has been rendered by the New Jersey Supreme Court on this matter.

                              Pursuant to the terms of the Agreement for Purchase and Sale of Stock of NJMIC between the Company and the former shareholders of NJMIC, the former shareholders are required to indemnify the Company up to $16.0 million to the extent of any losses over $100,000 related to, caused by or arising from NJMIC's failure to comply with applicable law. The former NJMIC shareholders have agreed to defend the Company in this suit.

                              Additionally, from time to time, the Company is involved as plaintiff or defendant in various other legal proceedings arising in the normal course of business. While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management's opinion that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

16. Fair Value of             No market exists for certain of the Company's
    Financial                 assets and liabilities. Therefore, fair value
    Instruments               estimates are based on judgments regarding credit
                              risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rates and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The following table summarizes the carrying amounts and fair value estimates of financial instruments recorded on the Company's financial statements at June 30, 1999 and 1998 (in thousands):

                              June 30,                                                          1999
                              ----------------------------------------------------------------------
                                                                       Carrying              Fair
                                                                        Value                Value
                              ----------------------------------------------------------------------
                              Assets
                                  Cash and cash equivalents            $ 22,395             $ 22,395
                                  Loan and leases available
                                        for sale                         33,776               35,152
                                  Interest-only strips and
                                        other residual assets           178,217              178,217
                                  Servicing rights                       43,210               43,210
                                  Investments held to maturity            1,014                  911

                              Liabilities
                                  Subordinated debt and
                                       notes payable                   $270,343             $270,915
                              ======================================================================
                              June 30,                                                          1998
                              ----------------------------------------------------------------------
                                                                       Carrying               Fair
                                                                        Value                 Value
                              ----------------------------------------------------------------------
                              Assets
                                  Cash and cash equivalents            $  4,486             $  4,486
                                  Loan and leases available
                                        for sale                         62,382               63,685
                                  Interest-only strips and
                                        other residual assets            95,913               95,913
                                  Servicing rights                       18,472               19,310
                                  Investments held to
                                        maturity                          5,639                5,639

                              Liabilities
                                  Subordinated debt and
                                       notes payable                   $144,585             $144,585
                              ======================================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

                                   Cash and cash equivalents - For these
                                   short-term instruments, the carrying amount approximates fair value.

                                   Loans and leases available for sale - Fair value is determined by recent sales and securitizations.

                                   Interest-only strips - Fair value is
                                   determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and credit loss rates of the underlying loans and leases.

                                   Servicing rights - Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and credit loss rates of the underlying loans and leases.

                                   Investments held to maturity - Represent mortgage loan backed securities retained in securitizations. Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and credit loss rates of the underlying loans and leases.

                                   Subordinated debt and notes payable - The fair value of fixed debt is estimated using the rates currently available to the Company for debt of similar terms.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The carrying value of investment securities at June 30, 1999 were as follows (in thousands):

                                                                                 Gross         Gross
                                                                Amortized   Unrealized    Unrealized     Fair
                                                                     Cost        Gains        Losses    Value
                              --------------------------------------------------------------------------------
                              Held-to-Maturity:
                              Mortgage backed securities
                                  retained in
                                   securitizations                 $1,014          $--        $(103)    $ 911
                              Available for sale:
                              Lease backed securities
                                  retained in
                                   securitizations.                 4,818          253            --    5,071
                              --------------------------------------------------------------------------------

                              Total                                $5,832         $253        $(103)   $5,982
                              ================================================================================

17. Reconciliation of
    Basic and Diluted
    Earnings Per
    Common Share

                              Year ended June 30,                         1999            1998         1997
                              --------------------------------------------------------------------------------
                                                                         (in thousands except per share data)
                              (Numerator)
                              Net income                                $  14,088       $ 11,455      $  5,940
                              --------------------------------------------------------------------------------
                              (Denominator)
                              Average Common Shares
                                  Average common                            3,682          3,692         2,921
                                    shares outstanding
                                  Average potentially
                                    dilutive shares                           109            155           128
                                  Average common and potentially
                                    dilutive shares                         3,791          3,847         3,049
                              --------------------------------------------------------------------------------

                              Earnings per common
                              share
                                       Basic                            $    3.83       $   3.10      $   2.03
                                       Diluted                               3.72           2.98          1.95
                              ================================================================================

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

18. Segment                   The Company adopted the Statement of Financial
    Information               Accounting Standard No. 131, "Disclosures about
                              Segments of an Enterprise and Related Information" as of July 1, 1998 ("SFAS No. 131"). SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements and in interim financial reports. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position.

                              The Company has three operating segments: Loan and Lease Origination, Servicing, and Investment Note Services.

                              The Loan and Lease Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans typically to credit-impaired borrowers, conventional first mortgage loans secured by one to four family residential real estate and small ticket and middle market business equipment leases.

                              The Servicing segment services the loans and leases the Company originates both while held in the Company's portfolio and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

                              The Investment Note Services segment markets the Company's subordinated debt pursuant to a registered public offering. The proceeds from the sale of subordinated debt are used to fund the Company's general operating and lending activities.

                              All Other mainly represents segments that do not meet the SFAS No. 131 quantitative or defined thresholds for determining reportable segments, financial assets not related to operating segments, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified.

                                                   American Business Financial
                                               Services, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements

==============================================================================

                              The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                              Reconciling items represent elimination of inter-segment income and expense items.

                                     Loan and      Investment
Year ended June 30, 1999                Lease            Note                                    Reconciling
(in thousands)                    Origination        Services       Servicing       All Other          Items     Consolidated
------------------------------------------------------------------------------------------------------------------------------
External revenues:
    Gain on sale of loans and
      leases                          $65,640         $    --         $    --        $     --         $    --       $ 65,640
    Interest income                     5,733             321              --           2,120              --          8,174
    Non-interest income                 5,225              88           7,265               4              --         12,582
Inter-segment revenues                     --          23,630              --          25,080         (48,710)            --
Operating expenses:
    Interest expense                   14,313          14,995             415          16,333         (23,630)        22,426
    Non-interest expense               23,270           6,344           2,574           9,931              --         42,119
    Inter-segment expense              24,490             590              --              --         (25,080)            --
Income tax expense                      5,161             750           1,519             333              --          7,763
------------------------------------------------------------------------------------------------------------------------------
Net income                              9,364           1,360           2,757             607              --         14,088
==============================================================================================================================
Segment assets                        $66,969         $28,131         $44,921        $256,280         $    --       $396,301
==============================================================================================================================

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required to be included in Item 10 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 1999 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 1999, was that its officers, directors and greater than 10% beneficial owners had complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

         The information required to be included in Item 11 of Part II of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 1999 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required to be included in Item 12 of Part II of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 1999 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

         The information required to be included in Item 13 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 1999 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

Exhibit Number                            Description
-------------- -----------------------------------------------------------------
3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 of the ABFS Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 filed on September 27, 1996, File No. 0-22472 (the "1996 Form 10-KSB")).

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

Exhibit Number                            Description
-------------- -----------------------------------------------------------------
4.7            Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.5 of the Registration Statement on Form SB-2 filed May 23, 1997, Registration Number 333-24115).

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

10.2 Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of the ABFS Quarterly Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474).*

10.3           Stock Option Award Agreement (Incorporated by reference from
               Exhibit 10.1 of the Registration Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the "Form S-11")).*

10.4 Line of Credit Agreement by and between American Business Credit, Inc. and Eagle National Bank (Incorporated by reference from
               Exhibit 10.4 of Amendment No. 1 to the Registration Statement on Form SB-2 filed on April 29, 1993, Registration No. 33-59042 (the A1993 Form SB-2")).

10.5 Agreement dated April 12, 1993 between American Business Credit, Inc. and Eagle National Bank (Incorporated by reference from
               Exhibit 10.5 of the 1993 Form SB-2).

10.6 1995 Stock Option Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.6 of the Amendment No. 1 to the 1996 Form SB-2 filed on February 4, 1996 Registration No. 333-18919 (the "Amendment No. 1 to the 1997 Form SB-2")).*

Exhibit Number                            Description
-------------- -----------------------------------------------------------------
10.7 Form of Option Award Agreement for Non-Employee Directors Plan for Formula Awards (Incorporated by reference from Exhibit 10.13 of the 1996 Form 10-KSB).*

10.8 1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit 10.1 of the September 30, 1997 Form 10-QSB).*

10.9 Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation dated April 25, 1996 (Incorporated by reference from Exhibit 10.14 of the 1996 Form 10-KSB).

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

10.13          Form of Employment Agreement with Anthony J. Santilli,
               Beverly Santilli and Jeffrey M. Ruben (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2).*

10.14 Promissory Note of Anthony J. Santilli and Stock Pledge Agreement dated September 29, 1995 (Incorporated by reference from Exhibit
               10.11 of the 1995 Form 10-KSB).

10.15 Amendment One to Anthony J. Santilli's Employment Agreement (Incorporated by reference from Exhibit 10.3 of the September 30, 1997 Form 10-QSB).*

10.16 Amendment One to Beverly Santilli's Employment Agreement (Incorporated by reference from Exhibit 10.4 of the September 30, 1997 Form 10-QSB).*

Exhibit Number                            Description
-------------- -----------------------------------------------------------------
10.17          Management Incentive Plan (Incorporated by reference from Exhibit
               10.16 of the 1996 Form SB-2).*

10.18 Loan and Security Agreement dated December 12, 1996 between American Business Credit, Inc. and Finova Capital Corporation (Incorporated by reference from Exhibit 10.17 of the 1996 Form SB-2).

10.19 Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards (Incorporated by reference from Exhibit
               10.18 of the Amendment No. 1 to the 1996 Form SB-2).*

10.20 Form of Pooling and Servicing Agreement related to ABFS loan securitizations dated March 31, 1995, October 1, 1995, May 1, 1996, August 31, 1996, February 28, 1997, September 1, 1997,
               February 1, 1998 and June 1, 1998 (Incorporated by reference from
               Exhibit 4.1 of the ABFS Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10-QSB")).

10.21 Form of Sales and Contribution Agreement related to ABFS loan securitizations dated March 31, 1995, October 1, 1995, May 1, 1996 and September 27, 1996 (Incorporated by reference from
               Exhibit 4.1 of the March 31, 1995 Form 10-QSB).

10.22 Fourth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated April 9, 1996 (Incorporated by reference from Exhibit 10.22 to the Amendment No. 1 to the 1997 SB-2).

10.23 Fifth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 8, 1996 (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the 1997 SB-2).

10.24 Sixth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated March 31, 1997 (Incorporated by reference from Exhibit 10.24 to the Amendment No. 1 to the 1997 SB-2).

Exhibit Number                            Description
-------------- -----------------------------------------------------------------
10.25          Agreement for Purchase and Sale of Stock between Stanley L.
               Furst, Joel E. Furst and ABFS dated October 27, 1997 (Incorporated by reference from the ABFS Current Report on Form 8-K dated October 27, 1997, File No. 0-22474).

10.26 Credit Agreement between American Business Credit, Inc., HomeAmerican Credit, Inc., and American Business Leasing, Inc., as co-borrowers, ABFS as parent, Chase Bank of Texas, NA, as administrative agent and certain lenders (Incorporated by reference from Exhibit 10.24 of ABFS' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 filed on September 29, 1997, File No. 0-22474).

10.27 Standard Form of Office Lease and Rider to Lease dated April 2, 1993 by and between 5 Becker Associates and New Jersey Mortgage (Incorporated by reference from Exhibit 10.29 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.28 First Amendment of Lease by and between 5 Becker Associates and New Jersey Mortgage dated July 27, 1994 (Incorporated by reference from Exhibit 10.30 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.29 Note Agreement and Promissory Note dated July 15, 1997 issued by New Jersey Mortgage to N.M. Rothschild & Sons (Incorporated by reference from Exhibit 10.32 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.30 Form of Standard Terms and Conditions of Lease Acquisition Agreement related to New Jersey Mortgage's lease securitizations dated May 1, 1995 and March 1, 1996 (Incorporated by reference from Exhibit 10.34 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

Exhibit Number                            Description
-------------- -----------------------------------------------------------------
10.31 Amended and Restated Specific Terms and Conditions of Servicing Agreement related to New Jersey Mortgage's lease securitization dated May 1, 1995 (Incorporated by reference from Exhibit 10.35 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.32 Amended and Restated Specific Terms and Conditions of Lease Acquisition Agreement related to New Jersey Mortgage's lease securitization dated May 1, 1995 (Incorporated by reference from Exhibit 10.36 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.33 Specific Terms and Conditions of Servicing Agreement related to New Jersey Mortgage's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.37 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.34 Specific Terms and Conditions of Lease Acquisition Agreement related to New Jersey Mortgage's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.38 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.35 Indenture by and among ABFS Equipment Contract Trust 1998-A, American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1998 (Incorporated by reference from Exhibit 10.39 of the Form S-2).

10.36 Form of Unaffiliated Seller's Agreement related to ABFS' loan securitizations dated March 27, 1997, September 29, 1997, February 1, 1998, and June 1, 1998 (Incorporated by reference from Exhibit 10.40 of the Form S-2).

10.37 First Amended and Restated Interim Warehouse and Security Agreement among Prudential Securities Credit Corporation, as lender, and HomeAmerican Credit Inc. and American Business Credit, Inc., as borrowers (Incorporated by reference from Exhibit 10.41 of the Form S-2).

Exhibit Number                            Description
-------------- -----------------------------------------------------------------
10.38 Amendments to the First Amended and Restated Interim Warehouse and Security Agreement among Prudential Securities Credit Corporation, as lender, and HomeAmerican Credit Inc. and American Business Credit, Inc., as borrowers (Incorporated by reference from Exhibit 10.42 of the Form S-2).

10.39 Amendments to the Credit Agreement between American Business Credit, Inc., HomeAmerican Credit, Inc., American Business Leasing, Inc., New Jersey Mortgage and Federal Leasing Corp. as co-borrowers, American Business Financial Services, Inc., as parent, Chase Bank of Texas, National Association, as administrative agent for lenders (Incorporated by reference from Exhibit 10.43 of the Form S-2).

10.40 $100.0 Million Receivables Purchase Agreement, dated September 30, 1998 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Capital Markets and First Union National Bank, as liquidity agent. (Incorporated by reference from Exhibit 10.1 of the Registrant's September 30, 1998 Form 10-Q)

10.41 Interim Warehouse and Security Agreement, dated August 3, 1998, among Prudential Securities Credit Corporation, as lender, and Federal Leasing, Inc. and American Business Leasing, Inc., as borrowers, and Amendments One and Two thereto. (Incorporated by reference from Exhibit 10.3 of the Registrant's September 30, 1998 Form 10-Q)

10.42 Amended and Restated Credit Agreement, dated October 1, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc., American Business Leasing, Inc., New Jersey Mortgage, as co-borrowers, American Business Financial Services, Inc., as parent and Chase Bank of Texas. (Incorporated by reference from Exhibit 10.4 of the Registrant's September 30, 1998 Form 10-Q).

10.43 $5,000,000 Loan Agreement dated as of December 30, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc., New Jersey Mortgage as co-borrowers, and Chase Bank of Texas as lender. (Incorporated by reference from Exhibit 10.1 of the Registrant's December 31, 1998 Form 10-Q).

Exhibit Number                            Description
-------------- -----------------------------------------------------------------
10.44 Amendment to the First Amended and Restated Interim Warehouse and Security Agreement dated June 9, 1997 among Prudential Securities Credit Corporation and Home American Credit, Inc., New Jersey Mortgage and American Business Credit, Inc. and ABFS as Guarantor.

10.45 Amendments to the Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation (Incorporated by reference from Exhibit 21 of the Amendment No. 1 to the 1997 Form SB-2 filed on May 23, 1997 Registration No. 333-24115 (the "Amendment No. 1 to the 1997 SB-2")).

10.46 Form of Debenture Note related to NJMIC's Subordinated Debt (Incorporated by reference from Exhibit 10.31 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

10.47 $20.0 Million Credit Agreement dated September 28, 1998 between American Business Leasing, Inc., Federal Leasing Corp. and First Union National Bank Incorporated by reference from Exhibit 10.2 of the Registrant's September 30, 1998 Form 10-Q).

11 Statement of Computation of Per Share Earnings (Included in Note 16 of the Notes to Consolidated Financial Statements).

12             Computation of Ratio of Earnings to Fixed Charges

21             Subsidiaries of ABFS.

23             Consent of BDO Seidman LLP.

27             Financial Data Schedule.

--------------------
*  Denotes a management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K:

         There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: September 16, 1999          By: /s/ Anthony J. Santilli
                                     -------------------------------------------
                                     Name:  Anthony J. Santilli, Jr.
                                     Title: Chairman, President, Chief Executive
                                            Officer, Chief Operating Officer and
                                            Director (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony J. Santilli                         /s/ Michael DeLuca
-------------------------------------------     --------------------------------
Name:  Anthony J. Santilli, Jr.                 Name:  Michael DeLuca
Title: Chairman, President, Chief Executive     Title: Director
       Officer, Chief Operating Officer and
       Director (Principal Executive and
       Operating Officer)

Date: September 16, 1999                       Date: September 16, 1999


/s/ Harold Sussman                               /s/ Richard Kaufman
-------------------------------------------     --------------------------------
Name:  Harold Sussman                           Name:  Richard Kaufman
Title: Director                                 Title: Director

Date: September 16, 1999                        Date: September 16, 1999



/s/ Albert W. Mandia                            /s/ Leonard Becker
-------------------------------------------     --------------------------------
Name:  Albert W. Mandia                         Name:  Leonard Becker
Title: Executive Vice President                 Title: Director
       and Chief Financial Officer
       (Principal Financial and Accounting
       Officer)

Date: September 16, 1999                       Date: September 16, 1999

                                  EXHIBIT INDEX



Exhibit Number      Description
--------------      -----------

10.43 Amendment to the First and Restated Interim Warehouse and Security Agreement dated June 9, 1997 among Prudential Securities Credit Corporation and Home American Credit, Inc., New Jersey Mortgage and American Business Credit, Inc. and ABFS as Guarantor.


12                  Computation of Ratio of Earnings to Fixed Charges


21                  Subsidiaries of ABFS.


23                  Consent of BDO Seidman LLP


27                  Financial Data Schedule.