Form 10-Q
period 1999-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 1999-11-15
CIK 772349

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number:  0-22474
                         -------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
             ------------------------------------------------------
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


                                 (610) 668-2440
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No ____

As of November 9, 1999, there were 3,405,279 shares of the registrant's Common Stock issued and outstanding.


================================================================================

           American Business Financial Services, Inc. and Subsidiaries


                                      INDEX

PART I     FINANCIAL INFORMATION                                                                                              Page
                                                                                                                              ----
Item 1.    Financial Information

           Consolidated Balance Sheets as of September 30, 1999
               and June 30, 1999..............................................................................................  2
           Consolidated Statements of Income for the three months ended
               September 30, 1999 and 1998....................................................................................  3
           Consolidated Statements of Stockholders' Equity for the three months ended
               September 30, 1999 and 1998....................................................................................  4
           Consolidated Statements of Cash Flow for the three months ended
               September 30, 1999 and 1998....................................................................................  5
           Notes to Consolidated Financial Statements.........................................................................  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............................. 13

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......................................................... 30

PART II    OTHER INFORMATION.................................................................................................. 31

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
Item 1- Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                            September 30,                 June 30,
                                                                                 1999                       1999
                                                                            ------------                 ----------
                                                                             (Unaudited)                   (Note)
Assets
Cash and cash equivalents                                                    $   24,378                  $   22,395
Loan and lease receivables, net
     Available for sale                                                          46,069                      33,776
     Other                                                                        8,046                       6,863
Interest-only and residual strips                                               202,318                     178,218
Receivable for sold loans and leases                                             55,039                      66,086
Prepaid expenses                                                                  2,471                       1,671
Property and equipment, net                                                      12,538                      10,671
Servicing rights                                                                 50,099                      43,210
Other assets                                                                     28,981                      33,411
                                                                             ----------                  ----------
Total assets                                                                 $  429,939                  $  396,301
                                                                             ==========                  ==========

Liabilities and Stockholders' Equity

Liabilities
     Subordinated debt and notes payable                                     $  296,232                  $  270,343
     Accounts payable and accrued expenses                                       30,436                      26,826
     Deferred income taxes                                                       20,432                      16,604
     Other liabilities                                                           20,963                      24,282
                                                                             ----------                  ----------
Total liabilities                                                               368,063                     338,055
                                                                             ----------                  ----------

Stockholders' equity
     Preferred stock, par value $.001, Authorized, 1,000,000 shares
         Issued and outstanding, none                                                --                          --
     Common stock, par value $.001, Authorized, 9,000,000 shares
         Issued: 3,579,504 and 3,703,514 shares (including treasury
         shares of 38,200 and 116,550)                                                3                           3
     Additional paid-in capital                                                  23,943                      23,339
     Accumulated other comprehensive income                                       4,035                       3,354
     Retained earnings                                                           34,980                      33,596
     Treasury stock, 38,200 and 116,550 shares                                     (485)                     (1,446)
                                                                             ----------                  ----------
                                                                                 62,476                      58,846
     Note receivable                                                               (600)                       (600)
                                                                             ----------                  ----------
Total stockholders' equity                                                       61,876                      58,246
                                                                             ----------                  ----------
Total liabilities and stockholders' equity                                   $  429,939                  $  396,301
                                                                             ==========                  ==========

Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                        Three Months ended
                                                                           September 30,
                                                              -----------------------------------
                                                                 1999                      1998
                                                              ---------                 ---------
Revenues
     Gain on sale of loans and leases                         $  19,121                 $  13,781
     Interest and fees                                            7,509                     4,539
     Servicing income                                             1,189                       490
     Other income                                                     1                        14
                                                              ---------                 ---------
Total revenues                                                   27,820                    18,824
                                                              ---------                 ---------

Expenses
     Interest                                                     7,646                     4,803
     Provision for credit losses                                    141                       126
     Employee related costs                                       1,995                     1,213
     Sales and marketing                                          7,612                     5,358
     General and administrative                                   4,109                     2,142
                                                              ---------                 ---------
Total expenses                                                   21,503                    13,642
                                                              ---------                 ---------
Income before provision for income taxes                          6,317                     5,182
Provision for income taxes                                        2,527                     1,762
                                                              ---------                 ---------
Net income                                                    $   3,790                 $   3,420
                                                              =========                 =========
Earnings per common share
     Basic                                                    $    1.06                 $    0.92
                                                              =========                 =========
     Diluted                                                  $    1.03                 $    0.90
                                                              =========                 =========
Average Common Shares:
     Basic                                                        3,580                     3,700
     Diluted                                                      3,685                     3,824


See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (amounts in thousands)
                                   (unaudited)

                                                       Common Stock
                                                ---------------------------                     Accumulated
                                                    Number                      Additional         Other
                                                   Of Shares                      Paid-In      Comprehensive       Retained
                                                  Outstanding     Amount          Capital          Income          Earnings
                                                --------------- -----------     ------------  -----------------   -----------
Balance, June 30, 1999                                3,587       $     3        $    23,339     $    3,354       $   33,596
Comprehensive income:
     Net income                                          --            --                 --             --            3,790
     Unrealized gains on investment securities           --            --                 --            681               --
                                                   --------       -------        -----------     ----------       ----------
Total comprehensive income                               --            --                 --            681            3,790
                                                   --------       -------        -----------     ----------       ----------
Exercise of stock options                                 1            --                                --               --
Repurchase of treasury shares                           (47)           --                 --             --               --
Cash dividends ($0.07 per share)                         --            --                 --             --             (250)
Stock dividend (5% of outstanding shares):
     Issuance of treasury shares                         --            --                 --             --               --
     Issuance of new shares                              --            --                604             --           (2,156)
                                                   --------       -------        -----------     ----------       ----------
Balance, September 30, 1999                           3,541       $     3        $    23,943     $    4,035       $   34,980
                                                   ========       =======        ===========     ==========       ==========
Balance, June 30, 1998                                3,699       $     3        $    23,256     $       --       $   20,083
Comprehensive income:
     Net income                                          --            --                 --             --            3,420
                                                   --------       -------        -----------     ----------       ----------
Total comprehensive income                               --            --                 --             --            3,420
                                                   --------       -------        -----------     ----------       ----------
Cash dividends ($0.015 per share)                        --            --                 --             --              (52)
                                                   --------       -------        -----------     ----------       ----------
Balance, September 30, 1998                           3,699       $     3        $    23,256     $       --       $   23,451
                                                   ========       =======        ===========     ==========       ==========

[RESTUB]

                                                                                   Total
                                                  Treasury        Note         Stockholders'
                                                    Stock      Receivable         Equity
                                                 ------------ --------------  ---------------
Balance, June 30, 1999                            $   (1,446)   $    (600)      $   58,246
Comprehensive income:
     Net income                                           --           --            3,790
     Unrealized gains on investment securities            --           --              681
                                                  ----------    ---------       ----------
Total comprehensive income                                --           --            4,471
                                                  ----------    ---------       ----------
Exercise of stock options                                 --           --               --
Repurchase of treasury shares                           (591)          --             (591)
Cash dividends ($0.07 per share)                          --           --             (250)
Stock dividend (5% of outstanding shares):
     Issuance of treasury shares                       1,552           --            1,552
     Issuance of new shares                               --           --           (1,552)
                                                  ----------    ---------       ----------
Balance, September 30, 1999                       $     (485)   $    (600)      $   61,876
                                                  ==========    =========       ==========
Balance, June 30, 1998                            $       --    $    (600)      $   42,742
Comprehensive income:
     Net income                                           --           --            3,420
                                                  ----------    ---------       ----------
Total comprehensive income                                --           --            3,420
                                                  ----------    ---------       ----------
Cash dividends ($0.015 per share)                         --           --              (52)
                                                  ----------    ---------       ----------
Balance, September 30, 1998                       $       --    $    (600)      $   46,110
                                                  ==========    =========       ==========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                  (unaudited)

                                                                                     Three Months ended
                                                                                         September 30,
                                                                             --------------------------------
                                                                                 1999                 1998
                                                                             -----------           ----------
Cash Flows from Operating Activities:
   Net income                                                                $    3,790            $    3,420
   Adjustments to reconcile net income to net
       cash used in operating activities:
          Gain on sale of loans and leases                                      (19,121)              (13,781)
          Depreciation and amortization                                           4,428                 2,066
          Interest accretion on interest-only and residual strips                (2,749)                   --
          Provision for credit losses                                               141                   126
          Accounts written off, net                                                 (10)                 (153)
   Loans and leases originated for sale                                        (262,737)             (204,356)
   Proceeds from sale of loans and leases                                       235,048               170,971
   Principal payments on loans and leases                                         1,290                 2,297
   Increase in accrued interest and fees on
       loan and lease receivables                                                (1,183)                 (845)
   Increase in overcollateralization on securitized loans and leases             (2,007)               (2,000)
   Decrease in interest-only and residual strips                                  4,278                 2,124
   Decrease (increase) in receivable for loans and leases sold                   13,277                (7,816)
   Increase in prepaid expenses                                                    (800)                 (580)
   Increase in accounts payable and accrued expenses                              3,610                   762
   Increase in deferred  income taxes                                             3,389                     7
   (Decrease) increase in loans in process                                       (3,319)               12,696
   Increase (decrease) in other, net                                              3,477                (1,317)
                                                                             ----------            ----------
Net cash used in operating activities                                           (19,198)              (36,379)
                                                                             ----------            ----------
Cash Flows from Investing Activities:
   Purchase of property and equipment, net                                       (2,800)               (1,624)
   Purchase of investment                                                            --                  (646)
   Principal receipts on investments                                                  6                   239
                                                                             ----------            ----------
Net cash used in investing activities                                            (2,794)               (2,031)
                                                                             ----------            ----------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                       Three Months ended
                                                                                          September 30,
                                                                              ---------------------------------
                                                                                  1999                   1998
                                                                              -----------             ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of subordinated debt                                $   45,249              $  25,843
   Redemptions of subordinated debt                                              (16,693)                (9,653)
   Net (repayments) borrowings on revolving lines of credit                       (1,722)                24,212
   Principal payments on note payable, other                                        (945)                  (563)
   Financing costs incurred                                                       (1,073)                (1,834)
   Cash dividend paid                                                               (250)                   (52)
   Repurchase of treasury stock                                                     (591)                    --
                                                                              ----------              ---------
Net cash provided by financing activities                                         23,975                 37,953
                                                                              ----------              ---------
      Net increase (decrease) in cash and cash equivalents                         1,983                   (457)
      Cash and cash equivalents, beginning of period                              22,395                  4,486
                                                                              ----------              ---------
      Cash and cash equivalents, end of period                                $   24,378              $   4,029
                                                                              ==========              =========

Supplemental disclosures of cash flow information
      Cash paid during the period for:
        Interest                                                              $    7,646              $   4,484
        Income taxes                                                          $       --              $   2,262

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999

1.       Basis of Financial Statement Presentation

         American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a diversified retail financial service organization operating throughout the United States. The Company originates, sells and services loans to businesses secured by real estate and other business assets, mortgage and home equity loans, including loans to credit impaired borrowers secured by first and second mortgages and business equipment leases. In addition the Company sells subordinated debt securities to the public, the proceeds of which are used to fund loan and lease originations and the Company's operations.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2000. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         Certain prior period financial statement balances have been reclassified to conform to the current period presentation. All outstanding share, average common share and earnings per common share amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999, and paid September 27, 1999.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently in August 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, which deferred the effective date of the standard until years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999

         In October 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134, which became effective January 1, 1999, requires that after the securitization of a mortgage loan held for sale, the resulting mortgage-backed security or other retained interests be classified based on the Company's ability and intent to hold or sell the investments. As a result, retained interests previously classified as trading assets, as required by prior accounting principles, had been reclassified to available-for-sale on January 1, 1999.

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held in the Company's portfolio were as follows (in thousands):

                                                                           September 30,                   June 30,
                                                                                1999                         1999
                                                                            ------------                  ---------
         Real estate secured loans                                          $  27,148                     $ 21,027
         Leases net of unearned income of  $2,699
                 and $1,543                                                    19,754                       13,451
                                                                            ---------                     --------
                                                                               46,902                       34,478
         Less: Allowance for credit losses on loans and leases
               available for sale                                                 833                          702
                                                                            ---------                     --------
                                                                            $  46,069                     $ 33,776
                                                                            =========                     ========

3.       Interest-Only and Residual Strips

         Activity for interest-only and residual strips during the three-month period ended September 30, 1999 was as follows (in thousands):

         Balance at beginning of period                                      $ 178,218
         Initial recognition of interest-only and residual strips               24,509
         Interest accretion                                                      2,749
         Cash receipts                                                          (4,278)
         Net adjustments to fair value                                           1,120
                                                                             ---------
         Balance at end of period                                            $ 202,318
                                                                             =========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                               September 30, 1999

4.       Servicing Rights

         Activity for servicing rights during the three-month period ended September 30, 1999 was as follows (in thousands):

         Balance at beginning of period                                      $  43,210
         Initial recognition of servicing rights                                 9,344
         Amortization                                                           (2,455)
                                                                             ---------
         Balance at end of period                                            $  50,099
                                                                             =========

         Servicing rights are periodically valued by the Company based on a discounted cash flow analysis of loans and leases remaining in the securitization trusts. A review for impairment is performed on a disaggregated basis, referred to as a stratum, for the predominant risk characteristics of the underlying loans and leases, which consist of loan type, credit quality and other factors. Impairments if they occurred would be recognized in a valuation allowance for each impaired stratum in the period of impairment. At September 30, 1999 no valuation allowance for impairment is required.

5.       Other Assets

         Other assets were comprised of the following (in thousands):

                                                                           September 30,                   June 30,
                                                                                1999                         1999
                                                                            -----------                    --------
         Goodwill, net of accumulated amortization
              of $2,197 and $1,913                                          $  14,734                      $ 15,018
         Financing costs, debt offering costs, net of
              accumulated amortization of $4,633 and $3,903                     4,865                         4,487
         Due from securitization trusts                                         3,780                         6,266
         Investments held to maturity (mature October 1999
         through April 2011)                                                    1,008                         1,014
         Real estate owned                                                        843                           843
         Other                                                                  3,751                         5,783
                                                                            ---------                      --------
                                                                            $  28,981                      $ 33,411
                                                                            =========                      ========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                               September 30, 1999

6.       Subordinated Debt and Notes Payable

         Subordinated debt and notes payable were comprised of the following (in thousands):

                                                                           September 30,                 June 30,
                                                                                1999                       1999
                                                                            ------------                 ---------
         Subordinated debentures (a)                                        $  235,887                   $ 206,918
         Subsidiary subordinated debentures (b)                                  4,321                       4,735
         Warehouse revolving line of credit (c)                                 33,780                      42,626
         Warehouse revolving line of credit (d)                                  7,732                       3,764
         Warehouse revolving line of credit (e)                                  5,259                         102
         Revolving line of credit (f)                                            3,000                       5,000
         Repurchase agreement (g)                                                4,677                       4,677
         Senior subordinated debt (h)                                              617                       1,250
         Other debt                                                                959                       1,271
                                                                            ----------                   ---------
                                                                            $  296,232                   $ 270,343
                                                                            ==========                   =========

         (a) Subordinated debentures due October 1999 through September 2009, interest rates ranging from 6.15% to 12.00%; subordinated to all of the Company's indebtedness.
         (b) Subsidiary subordinated debentures due October 1999 through May 2003, interest rates ranging from 9.00% to 10.45%; subordinated to all of the Company's senior indebtedness.
         (c) $150 million warehouse revolving line of credit expiring October 2000, interest rates ranging from LIBOR plus 1.375% to LIBOR plus 2.0%, collateralized by certain loan receivables.
         (d) $20 million warehouse revolving line of credit expiring September 2000, interest rates at prime less 1.0% or LIBOR at the Company's option, collateralized by lease receivables.
         (e) $150 million warehouse line of credit expiring August 2000, interest rate of LIBOR plus 1.0%, collateralized by loan receivables.
         (f) $5 million revolving line of credit expiring December 1999, interest rate of LIBOR plus 2.0%, collateralized by certain residual interests in securitization trusts.
         (g) Repurchase agreement due October 1999, interest rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.
         (h) Senior subordinated debt due through December 1999, interest rate of 12.0%, subordinated to certain subsidiary's senior indebtedness.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                               September 30, 1999


7.       Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):

                                                                                   Three Months ended
                                                                                       September 30,
                                                                           ----------------------------------
                                                                              1999                     1998
                                                                           ---------                 --------
         Earnings
         (a)  Net income                                                   $   3,790                 $  3,420

         Average Common Shares
         (b) Average common shares outstanding                                 3,580                    3,700
             Average potentially dilutive shares                                 105                      124
                                                                           ---------                 ========
         (c) Average common and potentially dilutive shares                    3,685                    3,824
                                                                           =========                 ========

         Earnings Per Common Share
         Basic (a/b)                                                       $    1.06                 $   0.92
         Diluted (a/c)                                                     $    1.03                 $   0.90

8.       Segment Information

         The Company has three operating segments: Loan and Lease Origination, Servicing, and Investment Note Services.

         The Loan and Lease Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans including loans to credit-impaired borrowers, conventional first mortgage loans secured by one to four family residential real estate and small ticket and middle market business equipment leases.

         The Servicing segment services the loans and leases the Company originates both while held in the Company's portfolio and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

         The Investment Note Services segment markets the Company's subordinated debt securities pursuant to a registered public offering. The proceeds from the sale of subordinated debt are used to fund the Company's general operating and lending activities.

         All Other mainly represents segments that do not meet the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" quantitative or defined thresholds for determining reportable segments, financial assets not related to operating segments, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                               September 30, 1999


The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciling items represent elimination of inter-segment income and expense items


Three months ended                    Loan and          Investment
September 30, 1999                     Lease               Note                                       Reconciling
(in thousands)                       Origination         Services        Servicing     All Other         Items        Consolidated
                                    ------------       ------------    ------------   ----------      ------------    -------------
External revenues:
    Gain on sale of loans and
      leases                           $19,121           $     -          $     -       $      -         $     -         $ 19,121
    Interest income                      1,409               226                -          3,050               -            4,685
    Non-interest income                    896                 -            3,118              -               -            4,014
Inter-segment revenues                       -             7,038                -          2,247          (9,285)               -
Operating expenses:
    Interest expense                     4,729             5,478               20          4,457          (7,038)           7,646
    Non-interest expense                10,460             1,610            1,356            431               -           13,857
    Inter-segment expense                2,247                 -                -              -          (2,247)               -
Income tax expense                       1,596                70              697            164               -            2,527
                                       -------           -------          -------       --------         -------         --------
Net income                             $ 2,394           $   106          $ 1,045       $    245         $     -         $  3,790
                                       =======           =======          =======       ========         =======         ========
Segment assets                         $86,508           $20,232          $49,349       $273,850         $     -         $429,939
                                       =======           =======          =======       ========         =======         ========


American Business Financial Services, Inc. and Subsidiaries
PART 1. FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1. of this Quarterly Report, and the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 1999.

Forward Looking Statements

         When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to general economic conditions, changes in interest rates, changes in future residential real estate values, regulatory changes (legislative or otherwise) affecting the real estate market and mortgage lending activities, competition, demand for our services, availability of funding, loan payment rates, delinquency and default rates, changes in factors influencing the loan securitization market and other risks identified in our Securities and Exchange Commission filings. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect our financial performance and could cause the actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, we wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

General

         American Business Financial Services, Inc. is a retail financial services organization operating throughout the United States. We originate sell and service business purpose loans, home equity loans, first mortgage loans and equipment leases through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program whereby we purchase home equity loans from financial institutions that do not meet the underlying guidelines of the selling institutions but meet our underwriting criteria. Loans originated primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan and lease products due to our personalized service and timely response to loan or lease applications. We originate loans and leases through a retail branch network of 26 offices. In addition we sell subordinated debt securities to the public, the proceeds of which are used to fund loan and lease originations and our operations.

Securitizations

         The ongoing securitization of loans and leases is a central part of our current business strategy. We sell loans and leases through securitizations with servicing retained in order to fund additional loan and lease originations and to provide additional sources of revenue through retained mortgage and lease servicing rights. We rely primarily on securitizations to generate cash proceeds for repayment of warehouse credit facilities and other borrowings. Several factors affect our ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically and credit quality of the portfolio of loans and leases serviced.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

Any substantial reduction in the size or availability of the securitization market for loans and leases could have a material adverse effect on our results of operations and financial condition.

     Our quarterly revenues and net income have fluctuated in the past and may fluctuate in the future principally as a result of the timing and size of securitizations and changes in market interest rates. The strategy of selling loans and leases through securitizations requires building an inventory of loans and leases over time, during which time costs and expenses are incurred. Since a gain on sale is not recognized until a securitization is completed, operating results for a given quarter can fluctuate significantly as a result of the timing and level of securitizations.

         The gain on sale of loans and leases may be unfavorably impacted to the extent we hold fixed-rate mortgage loans or leases in our available for sale portfolio prior to securitization. A significant variable affecting the gain on sale of loans and leases in a securitization is the spread between the average coupon rate on fixed rate loans and leases, and the weighted average pass-through rate to investors for interests issued in connection with a securitization. Although the loan and lease coupon rate is fixed at the time the loan or lease is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans and leases. Therefore, if market rates required by investors increase prior to securitization of the loans and leases, the spread between the average coupon rate on the loans and leases and the pass-through rate to investors may be reduced or eliminated.

         Our growth strategy is dependent upon our ability to increase our loan and lease origination volume through both geographic expansion and growth in current markets. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms, profitably securitize our loans and leases on a regular basis and continue to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our growth strategy, which could adversely affect our results of operations and financial condition.

Securitization Accounting Considerations

         When we securitize our loans and leases by selling them to trusts we receive cash and a retained interest in the securitized loans and leases which is called a residual interest. The trust issues multi-class securities, which derive their cash flows from the pool of securitized loans and leases. These securities which are senior to our residual interest in the trusts, are sold to public investors. In addition, when we securitize our loans and leases we retain the right, for a fee, to service the loans and leases. Servicing includes billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

         As the holder of residual interests in a securitization, we are entitled to receive certain excess (or residual) cash flows. These cash flows are the difference between the payments made by the loan and lease borrowers and the sum of the scheduled and prepaid principal and interest paid to the investors in the trust, servicing fees, trustee fees and, if applicable, insurance fees. Overcollateralization requirements, representing an excess of the aggregate principal balances of loans and leases in a securitized pool over investor interests, are established to provide credit enhancement for the trust investors. In order to meet the required overcollateralization levels, the trust initially retains the excess cash flow until after the overcollateralization requirements, which are specific to each securitization, are met.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         Gain on sale of loans and leases securitized represents the difference between the net proceeds received and the allocated cost of loans and leases securitized. The allocated cost of the loans and leases securitized is determined by allocating their net carrying value between the loans and leases securitized, our retained residual interests in the securitization and retained servicing rights, based upon their relative fair values.

         The calculation of the fair value of residual interests and servicing rights is based upon the present value of the future expected excess cash flows from the securitized loans and leases and utilizes certain assumptions made by management at the time loans and leases are sold. These assumptions include the discount rate used to calculate present value, the rates of prepayment and default rates on the pool of loans or leases. The rate of prepayment of loans and leases may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan and lease prepayment rates may vary depending on the type of loan or lease. Estimates of prepayment rates are made based on management's expectation of future prepayment rates, which are based, in part, on the historical rate of prepayment of the loans and leases and other considerations. Although we believe we have made reasonable estimates of prepayment rates and default assumptions, the actual prepayment and default experience may materially vary from our estimates. The gain recognized upon the sale of loans and leases will have been overstated if prepayments or losses are greater than estimated. To the extent that prepayments or defaults differ from the estimates made, adjustments of the gain on sale of loans and leases may be required. Higher levels of future prepayments, delinquencies and/or liquidations could result in a reduction in the value of residual interests, which would adversely affect income in the period of adjustment.

         Interest-only and residual strips and servicing rights are periodically revalued based on a discounted cash flow analysis of loans and leases remaining in the trusts. The assumptions for prepayment and default rates are monitored against actual experience and adjusted if warranted.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         The following chart presents certain key assumptions used in the initial valuation and periodic revaluation performed on our interest-only and residual strips and servicing rights from securitizations during the first quarter of fiscal 2000.

                                                 Initial             Periodic
                                                Valuation           Revaluation
   -----------------------------------------------------------------------------

   Discount rates
       Home equity loans                           11.0%                11.0%
       Business purpose loans                      11.0%                11.0%
       Business equipment leases                   11.0%                11.0%

   Annual prepayment rates
       Home equity loans                     2.0 - 24.0%(a)       2.0 - 24.0%(a)
       Business purpose loans                3.0 - 10.0%(b)       3.0 - 13.0%(b)
       Business equipment leases                     -- (c)               -- (c)

   Annual credit loss rates
       Home equity loans                           0.25%                0.25%
       Business purpose loans                      0.25%                0.25%
       Business equipment leases                   0.50%                0.50%

   Actual cumulative credit losses
       Home equity loans                              --                0.26%
       Business purpose loans                         --                0.11%
       Business equipment leases                      --                0.60%
   -----------------------------------------------------------------------------

    (a) Ramped over 12 to 18 months
    (b) Ramped over 24 months
    (c) Residual values are continuously adjusted based on actual experience.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

RESULTS OF OPERATIONS

Summary Financial Results
(dollars in thousands, except per share data)

                                             Three Months ended
                                                September 30,
                                           -----------------------
                                                                      Percentage
                                             1999           1998       increase
                                           ---------     ---------    ----------

Total revenues........................    $  27,820      $  18,824        47.8%
Total expenses........................       21,503         13,642        57.6
Net income............................        3,790          3,420        10.8

Return on average equity..............        25.03%         30.21%
Return on average assets..............         3.64           5.27

Earnings per share:
  Basic...............................    $    1.06      $    0.92        15.2%
  Diluted.............................         1.03           0.90        14.4
Dividends declared per share..........         0.07           0.015      366.7

         Net Income. For the first quarter of fiscal 2000 net income increased $0.4 million, or 10.8%, to $3.8 million from $3.4 million for the first quarter of fiscal 1999. Basic earnings per common share increased to $1.06 on average common shares of 3,579,966 compared to $0.92 per share on average common shares of 3,699,576 for the first quarter of fiscal 1999. Diluted earnings per common share increased to $1.03 on average common shares of 3,684,548 compared to $0.90 per share on average common shares of 3,824,119 for the first quarter of fiscal 1999. All fiscal 1999 average common share and per share amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999, and paid on September 27, 1999.

         Increases in net income and earnings per share primarily resulted from the impact of growth in the volume of loans and leases originated and securitized during the period and increases in the collection of fee income due to growth in loans and leases available for sale and securitized loans and leases for which servicing was retained, referred to as the total managed portfolio.

         In the first quarter of fiscal 2000, the quarterly dividend was increased by 366.7% to $0.07 per share from $0.015 per share in the first quarter of fiscal 1999. The common dividend payout ratio based on diluted earnings per share was 6.8% for the first quarter of fiscal 2000, compared to 1.7% for the first quarter of fiscal 1999.

         As previously announced on July 17, 1998 our Board of Directors authorized the repurchase of up to 10% of the outstanding shares of our common stock over a one-year period. In May 1999 the repurchase period was extended for an additional year to July 2000 to repurchase an additional 10%. In the first quarter of fiscal 2000, 46,400 shares were repurchased representing 1.3% of the outstanding shares. Of the prior repurchases 38,200 shares remained in treasury after the use of shares for the 5% stock dividend described above.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         Total Revenues. For the first quarter of fiscal 2000, total revenues increased $9.0 million, or 47.8%, to $27.8 million from $18.8 million for the first quarter of fiscal 1999. Growth in total revenue was the result of increased gains on sales of loans and leases as a result of the increased volume of loans and leases securitized, increases in interest and fees collected on loans and leases originated and, to a lesser extent, increases in servicing income due to the growth of the total managed portfolio.

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $5.3 million, or 38.7%, to $19.1 million for the first quarter of fiscal 2000 from $13.8 million in the first quarter of fiscal 1999. The increase was the result of selling $210.2 million of loans and leases through securitizations in fiscal 2000, including, $24.2 million of business purpose loans, $176.7 million of home equity loans and $9.3 million of equipment leases compared to $13.6 million of business purpose loans, $126.3 million of home equity loans and $13.5 million of equipment leases in the first quarter of fiscal 1999.

         Gain on sale of loans and leases as a percentage of loans and leases securitized were 9.1% in fiscal 2000, compared to 8.9% in fiscal 1999. Factors impacting the year to year comparability of the gain percentage included increases in the relative percentage of business purpose loans to home equity loans securitized. Business purpose loans have a higher coupon rate which results on an increased value of our residual interests in the pool of securitized loans. This factor was offset by the impact of the January 1, 1999 adoption of the Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. In accordance with the provisions of SFAS No. 134, we have reclassified our retained interests from trading securities to available-for-sale securities. As available-for-sale securities, subsequent adjustments to the fair value of retained interests are recorded in stockholders' equity and reported as a component of comprehensive income. The adoption of SFAS No. 134 did not have a material effect on our financial condition, but reduced gains on sale by $3.3 million pre-tax in the quarter ended September 30, 1999.

The following schedule details our loan and lease originations during the three-month periods ended September 30, 1999 and 1998 (in thousands):

                                             Three Months ended
                                                September 30,
                                       -------------------------------
                                          1999                 1998
                                       ----------           ----------

     Business purpose loans            $   23,411           $   12,688
     Home equity loans                    208,262              167,012
     Equipment leases                      15,509               24,656
                                       ----------           ----------

                                       $  247,182           $  204,356
                                       ==========           ==========

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         Loan originations for our business loan subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate increased $10.7 million, or 84.5%, to $23.4 million from $12.7 million in the first quarter of fiscal 1999. This increase is attributable geographic to expansion of American Business Credit's lending program including recent expansion into the Chicago market place.

         Home equity loans originated by our subsidiaries Upland Mortgage, New Jersey Mortgage and Investment Corp. and Processing Service Center increased $41.3 million, or 24.7%, to $208.3 million from $167.0 million for the first quarter of fiscal 1999. The home equity business line continued to phase in advanced Internet technology through our web site www. UplandMortgage.com. This site now takes online loan applications and incorporates our proprietary Rapid Credit Approval system and an advanced e-mail system. These capabilities are part of an overall strategy to pursue a fully automated web site by the first quarter of the year 2000.

         Leases originated by our subsidiary American Business Leasing decreased $9.1 million, or 37.1%, to $15.5 million from $24.6 million for the first quarter of fiscal 1999. This decrease is a result of our reduced emphasis on the leasing business and American Business Leasing's concentration on higher yielding, more profitable leases by focusing on niche markets, so that it is competing with other leasing companies of similar size.

         Interest and Fees. Interest and fee income for the first quarter of fiscal 2000 increased $3.0 million, or 65.4%, to $7.5 million from $4.5 million in the first quarter of fiscal 1999. Interest and fee income consists primarily of interest income earned on loans and leases while held in our portfolio, premiums earned on loans sold with servicing released, other ancillary fees collected in connection with loan and lease originations and interest accretion on the value of interest-only and residual strips. Interest income accretion on interest-only and residual strips increased due to both the increases in the interest-only and residual strip balance and increases in cash flow from our residual interests in the trusts. As a greater balance of the securitized portfolio seasons increases in the fair value of interest-only and residual strips are realized as accretion income, which represents increases in the present value of future cash flows from the securitized loans and leases due to the passage of time.

         Interest income increased $2.4 million, or 100.1%, to $4.7 million from $2.3 million for the first quarter of fiscal 1999. This increase was primarily attributable to recording $2.7 million of interest accretion on the fair value of interest-only and residual strips. This increase was partially offset by a $0.6 million reduction in interest income on portfolio loans as a result of a reduction in the duration of time portfolio loans accrued interest income prior to securitization.

         Fee income increased $0.6 million, or 28.1%, to $2.8 million from $2.2 million for the first quarter of fiscal 1999 as a result of an increase in the volume of loans originated for the three-month period ended September 30, 1999.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights assets recorded at the time loans and leases are securitized. For the first quarter of fiscal 2000, servicing income increased $0.7 million, or 142.7%, to $1.2 million from $0.5 million for the first quarter of fiscal 1999. The increase was the result of growth in the total managed portfolio from $709.7 million at September 30, 1998 to $1.2 billion at June 30, 1999 to $1.3 billion at September 30, 1999.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         As a percentage of the average managed portfolio, servicing income for the quarter increased to 0.10% from 0.08% in the prior year. This increase was the result of the increased origination of loans with prepayment fees and the collection of other ancillary fees.

         Total Expenses. For the first quarter of fiscal 2000, total expenses increased $7.9 million, or 57.6%, to $21.5 million from $13.6 million for the first quarter of fiscal 1999. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt and borrowings used to fund loan and lease originations and increases in sales and marketing, and general and administrative expenses related to growth in loan and lease originations, the growth of the total managed portfolio and the continued building of support area infrastructure to support the increases in originated and managed portfolios.

         Interest Expense. For the first quarter of fiscal 2000, interest expense increased $2.8 million, or 59.2%, to $7.6 million from $4.8 million for the first quarter of fiscal 1999. The increase was attributable to an increase in the amount of subordinated debt outstanding during the first quarter of fiscal 2000, the proceeds of which were used to fund loan and lease originations and investments in operations required to position us for future growth, and the costs related to greater utilization of warehouse and credit line facilities to fund loan and lease originations. Average subordinated debt outstanding during the three months ended September 30, 1999 was $230.4 million compared to $117.7 million during the three months ended September 30, 1998. Average interest rates paid on subordinated debt outstanding increased to 9.42% for during the three months ended September 30, 1999 from 9.34% during the three months ended September 30, 1998. Rates offered on subordinated debt increased to attract additional funds as well as in response to general increases in market rates. The average outstanding balances under warehouse and other credit lines were $119.7 million during the three months ended September 30, 1999, compared to $94.3 million during the three months ended September 1998.

         Provision for Credit Losses. The provision for credit losses on portfolio loans and leases for the first quarter of fiscal 2000 was $0.1 million, which was consistent with the first quarter of fiscal 1999. An allowance for credit losses for portfolio loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $0.8 million at September 30, 1999 compared to $0.7 million at June 30, 1999 and $1.1 million at September 30, 1998. The changes in the allowance for credit losses are due primarily to fluctuations in the balances of loan and lease receivables available for sale to $46.9 million at September 30, 1999 from $34.5 million at June 30, 1999 and $84.2 million at September 30, 1998.

         In addition to the allowance for credit losses on portfolio loans and leases, certain assumptions are made regarding the expected impact of credit losses on the fair value of interest-only strips and residual interests created in securitizations. See "Securitization Accounting Considerations" for more information regarding these credit loss assumptions.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the three months ended September 30, 1999 (in thousands).

                                    Business     Home
                                    Purpose     Equity     Equipment
                                     Loans       Loans      Leases      Total
                                    --------  --------     ---------   -------

Balance at beginning of  period      $ 26         $243        $433        $702
Provision for credit losses            19           91          31         141
(Charge-offs) recoveries, net         (21)           2           9         (10)
                                    -----       ------     -------     -------

Balance at end of period             $ 24         $336        $473        $833
                                    =====       ======     =======     =======

         Charge-offs related to securitized loans and leases were generally absorbed by securitization trusts.

         Sales and Marketing Expenses. For the first quarter of fiscal 2000, sales and marketing expenses increased $2.3 million, or 42.1%, to $7.6 million from $5.3 million for the first quarter of fiscal 1999. The increase was primarily attributable to targeted television and radio advertising related to home equity loans and advertising costs resulting from increased newspaper and direct mail advertising related to sales of subordinated debt and loan products. Subject to market conditions, we plan to continue to increase the amount of funds spent on advertising throughout the United States to generate additional increases in loan originations and sales of subordinated debt securities. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. For the first quarter of fiscal 2000, general and administrative expenses increased $2.0 million, or 91.8%, to $4.1 million from $2.1 million for the first quarter of fiscal 1999. The increases were primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of the previously discussed growth in loan and lease originations and in the volume of total loans and leases managed during fiscal 2000 and the continued building of support area infrastructure to support the increases in originations and the managed portfolio.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

BALANCE SHEET INFORMATION
(in thousands, except per share data)

Balance Sheet Data:

                                                 September 30,         June 30,
                                                     1999                1999
                                                --------------        ---------

Cash and cash equivalents                         $   24,378          $  22,395
Loan and lease receivables, net:
      Available for sale                              46,069             33,776
      Other                                            8,046              6,863
Interest-only and residual strips                    202,318            178,218
Servicing rights                                      50,099             43,210
Total assets                                         429,939            396,301
Subordinated debt and notes payable                  296,232            270,343
Total liabilities                                    368,063            338,055
Total stockholders' equity                            61,876             58,246
Book value per common share                            17.47              16.24

         Total assets increased $33.6 million, or 8.5%, to $429.9 million at September 30, 1999 from $396.3 million at June 30, 1999 primarily due to increases in interest-only and residual strips, loans and lease receivables available for sale, and to a lesser extent, servicing rights.

         Interest-only and residual strips, which are residual interests created in connection with securitizations, increased $24.1 million, or 13.5%, to $202.3 million from $178.2 million at June 30, 1999. We completed $210.2 million in loan and lease securitizations during the first quarter of fiscal 2000, resulting in the recording of $24.5 million of interest-only and residual strips. In addition, interest accretion and increases in the fair value of interest-only and residual strips recorded in the quarter were $2.7 million and $1.1 million, respectively. These increases were offset by cash receipts received during the quarter from securitization trusts of $4.3 million. Loans and leases available for sale increased $12.3 million or 36.4% to $46.1 million from $33.8 million at June 30, 1999. The balances of loans and leases available for sale tend to fluctuate based on the timing and size of securitizations of portfolio loans and origination volume during the quarter. Servicing rights increased $6.9 million, or 15.9% to $50.1 million from $43.2 million at June 30, 1999, due to the recording of $9.3 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights.

         Total liabilities increased $30.0 million, or 8.9%, to $368.1 million from $338.0 million at June 30, 1999 due primarily to an increase in subordinated debt and notes payable. The increase in subordinated debt and notes payable of $25.9 million, or 9.6%, was principally attributable to net sales of subordinated debt. Subordinated debt outstanding at September 30, 1999 was $240.2 million. Borrowings net of repayments on lines of credit were stable at $46.7 million compared to $46.5 million in the prior quarter. Other notes payable and lines of credit decreased $2.9 million from the prior quarter due to repayments. See "Liquidity and Capital Resources" for further detail.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

Managed Portfolio Quality

         Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $44.0 million at September 30, 1999 compared to $37.6 million at June 30, 1999 and $21.1 million at September 30, 1998. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") were 3.28% at September 30, 1999 compared to 3.19% at June 30, 1999 and 2.97% at September 30, 1998. The increase in the delinquency rate from prior periods was attributable to the maturation of the managed portfolio, which was $1.3 billion at September 30, 1999, $1.2 billion at June 30, 1999 and $709.7 million at September 30, 1998. Delinquent loans and leases in the available for sale portfolio at September 30, 1999 were $1.6 million, or 3.9%. (See "Provision for Credit Losses" for further discussion of risks associated with potential increases in delinquencies.)

         Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $12.3 million, or 0.92% of the total managed portfolio at September 30, 1999 compared to $9.9 million or 0.85% and $2.0 million or 0.30%, respectively, at June 30, 1999 and September 30, 1998. The increase in REO reflects the seasoning of the portfolio and the results of loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs. Cash for Keys is a program whereby in certain select situations, when collateral values of loans support the action, a delinquent borrower may be offered a monetary payment in exchange for the deed to a property held as collateral for a loan. This process eliminates the need to initiate a formal foreclosure process, which could take many months.

         Published statistics gathered from a national sample of sub-prime mortgage companies by the Mortgage Information Corporation, have shown that delinquency rates averaged 13.2% as of June 30, 1999, as compared to our current delinquency rate of 3.28% and our June 30, 1999 delinquency rate of 3.19%. We believe that our delinquency rate is the result of our centralized credit underwriting structure, adherence to written underwriting standards and emphasis on collections. Our standards are based on early identification of loans and leases that have become credit problems, followed by a thorough evaluation and implementation of appropriate action to work out these loans and leases. In addition, the business purpose and home equity loans we originate have an average loan-to-value ratio of 61.5% and 78.0%, respectively, and the predominate share of our home mortgage products are first liens as opposed to junior lien loans. We believe these factors may mitigate certain potential losses on our managed portfolio.

        Included in total REO at September 30, 1999 was $0.8 million recorded in our financial statements, and $11.5 million in loan securitization trusts. Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in our financial statements at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell. The expected impact of credit losses for delinquent loans, leases and REO property held by securitization trusts are reflected through assumptions for credit losses used in the estimation of the fair value of our interest-only and residual strips and servicing rights. (See "Securitization Accounting Considerations" for further information regarding these assumptions.)

           American Business Financial Services, Inc. and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         The following table provides data concerning delinquency experience, REO and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                      September 30, 1999          June 30, 1999         September 30, 1998
                                    -----------------------  -----------------------  -----------------------
                                        Amount        %          Amount        %         Amount         %
                                     -----------    ----      -----------    ----      ----------     ----
        Delinquency by Type
Business Purpose Loans
Total managed portfolio............. $   165,827              $   148,932              $  111,877
Period of delinquency
    31-60 days...................... $       710     .43%     $     1,506    1.01%     $    1,388     1.24%
    61-90 days......................       1,165     .70              475     .32           1,181     1.06
    Over 90 days....................       8,732    5.27            8,612    5.78           4,457     1.06
                                     -----------    ----      -----------    ----      ----------     ----
    Total delinquencies............. $    10,607    6.40%     $    10,593    7.11%     $    7,026     6.28%
                                     ===========    ====      ===========    ====      ==========     ====
REO................................. $     3,434              $     2,881              $    1,187
                                     ===========              ===========              ==========
Home Equity Loans
Total managed portfolio............. $ 1,006,075              $   858,806              $  467,647
                                     ===========              ===========              ==========
Period of delinquency
    31-60 days...................... $     5,614     .56%     $     4,836     .56%     $    4,918     1.05%
    61-90 days......................       4,807     .48            4,149     .48           1,658      .35
    Over 90 days....................      20,379    2.03           15,346    1.79           4,883     1.04
                                     -----------    ----      -----------    ----      ----------     ----
    Total delinquencies............. $    30,800    3.06%     $    24,331    2.83%     $   11,459     2.44%
                                     ===========    ====      ===========    ====      ==========     ====
REO................................. $     8,873              $     7,067              $      853
                                     ===========              ===========              ==========
Equipment Leases
Total managed portfolio............. $   168,973              $   169,180              $  130,141
                                     ===========              ===========              ==========
Period of delinquency
    31-60 days...................... $       300     .18%     $       389     .23%     $      659      .50%
    61-90 days......................         236     .14              425     .25             685      .53
    Over 90 days....................       2,011    1.19            1,826    1.08           1,269      .98
                                     -----------    ----      -----------    ----      ----------     ----
    Total delinquencies............. $     2,547    1.51%     $     2,640    1.56%     $    2,613     2.01%
                                     ===========    ====      ===========    ====      ==========     ====
              Combined
Total managed portfolio............. $ 1,340,875              $ 1,176,918              $  709,665
                                     ===========              ===========              ==========
Period of delinquency
    31-60 days...................... $     6,624     .49%     $     6,731     .57%     $    6,965      .98%
    61-90 days......................       6,208     .46            5,049     .43           3,525      .50
    Over 90 days....................      31,122    2.32           25,784    2.19          10,608     1.49
                                     -----------    ----      -----------    ----      ----------     ----
    Total delinquencies............. $    43,954    3.28%     $    37,564    3.19%     $   21,098     2.97%
                                     ===========    ====      ===========    ====      ==========     ====
REO................................. $    12,307              $     9,948              $    2,040
                                     ===========              ===========              ==========

Losses experienced during the
    period(a)(b) ................... $       761    .25 %     $     1,137     .12%     $      153      .09%
                                     ===========    ====      ===========    ====      ==========     ====

(a) Percentage based on annualized losses and average total managed portfolio.
(b) Losses recorded on our books were $10,000 and losses absorbed by securitization trusts were $751,000 for the three months ended September 30, 1999. Losses recorded on our books were $1.1 million and losses absorbed by securitization trusts were $30,000 for the year ended June 30, 1999. All losses were recorded on our books for the three months ended September 30, 1998.

           American Business Financial Services, Inc. and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

INTEREST RATE RISK MANAGEMENT

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in U.S. Treasury yields, LIBOR yields and the spread between the effective rate of interest received on loans and leases available for sale or securitized (generally fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through rate to investors for interests issued in connection with securitizations. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and leases. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans and leases available for sale, interest-only strips, servicing rights and subordinated debt).

         Loans and Leases Available for Sale - Gain on sale of loans and leases may be unfavorably impacted to the extent fixed-rate mortgage loans or leases in the available for sale portfolio are held prior to securitization. A significant variable affecting the gain on sale of loans and leases in a securitization is the spread between the average coupon rate on fixed rate loans and leases, and the weighted average pass-through rate to investors for interests issued in connection with the securitization. Although the average loan and lease coupon rate is fixed at the time the loan or lease is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans and leases. Therefore, if market rates required by investors increase prior to securitization of the loans and leases, the spread between the average coupon rate on the loans and leases and the pass-through rate to investors may be reduced or eliminated.

         Hedging strategies are utilized in an attempt to mitigate the effect of changes in interest rates on fixed-rate loan and lease portfolios between the date of origination and the date of securitization. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. The gain or loss derived from these hedging transactions is deferred and recognized as an adjustment to the gain on sale of loans and leases when the loans and leases are securitized. During the first quarter of fiscal 2000, gains of $0.2 million were incurred on hedging transactions (futures contracts), which were recognized as a component of the gain on sale recorded on securitizations during the period. At September 30, 1999 a hedge contract was open for the short-sale of $20 million of U.S. Treasury securities. Unrealized losses on this contract were $30,000 at period end. In addition, At September 30, 1999, we were obligated to satisfy a loan securitization prefund requirement of $20.9 million of mortgage loans. This prefund requirement was satisfied in the second quarter.

         In the future we may expand the types of derivative financial instruments we use to hedge interest rate risk. Such instruments could include interest rate swaps and interest rate options or other derivative instruments.

         We have implemented a hedging strategy in an attempt to mitigate the effect of changes in market value of fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs. Such costs could increase as the period covered by the hedging protection increases. It is expected that such loss would be offset by income realized from securitizations in that period or in future periods. As a result, we may be

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)


prevented from effectively hedging fixed-rate loans held for sale, without reducing income in current or future periods due to the costs associated with hedging activities.

         Interest-only and Residual Strips and Servicing Rights - A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be effected by any changes in rates paid on the floating rate certificates. At September 30, 1999, $95.4 million of debt issued by securitization trusts was floating rate debt based on LIBOR representing 8.8% of total debt issued by securitization trusts. Due to increases in LIBOR between June 30, 1999 and September 30, 1999 the fair value of our interest-only and residual strips decreased by $1.6 million. The decrease in fair value was recognized as part of a net adjustment to other comprehensive income, which is a component of retained earnings.

         A significant decline in market interest rates could increase the level of loan prepayments, thereby decreasing the size of the total managed loan and lease portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of the related interest-only and residual strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only and residual strips and servicing rights are periodically performed. As part of the revaluation process assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. It is estimated that a 100 basis point increase in prepayment rates would decrease the fair value of interest-only and residual strips by approximately $5.2 million and the fair value of servicing rights by approximately $1.2 million.

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 94% of business purpose loans and 80% of home equity loans we originate are subject to prepayment fees. In addition, we have found that credit impaired borrowers are less sensitive to interest rates than monthly payments further reducing prepayment expectations.

         Subordinated Debt - We also experience interest rate risk to the extent that as of September 30, 1999 approximately $130.8 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

LIQUIDITY AND CAPITAL RESOURCES

         Our business requires continual access to short and long-term sources of debt financing. Our cash requirements include the funding of loan and lease originations, payment of interest expense, funding of over-collaterization requirements in connection with our securitizations, payment of operating expenses and funding of capital expenditures. We rely on borrowings such as subordinated debt and warehouse credit facilities to fund these business activities. At September 30, 1999, a total of $240.2 million of subordinated debt was outstanding, and credit facilities totaling $429.7 million were available, of which $56.8 million was drawn upon.

          American Business Financial Services, Inc. and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         We continue to significantly rely on access to the asset-backed securities market through securitizations to generate cash proceeds for the repayment of debt and to fund our ongoing operations. As a result of the terms of the securitizations, we will receive less cash flow from the portfolios of loans and leases securitized than we would otherwise receive absent securitizations. Additionally, pursuant to the terms of the securitizations, we act as the servicer of the loans and leases we securitize and in that capacity are obligated to advance funds in certain circumstances which may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans and leases.

         A majority of our loan originations are non-conforming mortgages to subprime borrowers. Certain participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization residual interests due to the effects of increased credit losses and increased prepayment rates, resulting in some competitors exiting the business or recording valuation allowances or write downs for these conditions in fiscal 1999. In addition, unusual movements in the capital markets in fiscal 1999 resulted in increased demand for U.S. Treasury securities which had an adverse impact on the demand for asset-backed securities including those backed by non-conforming mortgage loans. As a result, some participants experienced restricted access to capital required to fund loan originations, and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans and leases. Factors that have minimized the effect of adverse market conditions on our business include our ability to originate loans and leases through established retail channels, focus on credit underwriting, assessment of prepayment fees on loans, diversification of lending in the home equity, business loan and equipment lease markets and the ability to raise capital through sales of subordinated debt securities pursuant to a registered public offering.

         Subject to economic, market and interest rate conditions, we intend to continue to transact additional securitizations of our loan and lease portfolios. Any delay or impairment in our ability to securitize loans and leases, as a result of market conditions or otherwise, could adversely affect our results of operations.

         To a limited extent, we intend to continue to augment the interest and fee income earned on loan and lease portfolios by selling loans and leases either at the time of origination or from our portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         Subordinated Debt Securities - During the first quarter of fiscal 2000, we sold $28.5 million in principal amount of subordinated debt securities with maturities ranging between one day and ten years. As of September 30, 1999, $240.2 million of subordinated debt was outstanding. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 15, 1999, we registered $300.0 million of subordinated debt for future issuance. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities. We intend to meet our obligation to repay such debt as it matures with income from operations, including securitization or sale of loans or leases, working capital and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         Credit Facilities - The following is a description of the warehouse and other credit facilities utilized to fund the origination of loans and leases prior to securitization and for other operating purposes as of September 30, 1999. All of these facilities are senior in right of payment to our subordinated debt (in thousands).

                                                                           Amount         Amount
                                                                         Committed       Utilized
                                                                        -----------     ---------
Warehouse revolving line of credit, expiring August 2000                 $  150,000     $   5,259
Warehouse revolving line of credit, expiring October 2000                   150,000        33,780
Warehouse revolving line of credit, expiring September 2000                  20,000         7,732
                                                                         ----------    ----------

Total warehouse facilities                                                  320,000        46,771
                                                                         ----------    ----------

Revolving line of credit, expiring December 1999                              5,000         3,000
Repurchase agreement                                                          4,677         4,677
Commercial paper conduit for lease production, expiring
 October 1999                                                               100,000         2,334

Total credit facilities                                                  $  429,677    $   56,782
                                                                         ==========    ==========

         The warehouse revolving lines of credit are secured by loan and lease receivables. The other credit facilities are secured with certain residual interests in securitization trusts. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At September 30, 1999, we are in compliance with the terms of all loan covenants.

         Any failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size or pricing in the markets for loans and leases, could have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail our loan and lease production activities or sell loans and leases rather than securitize them, thereby having a material adverse effect on our results of operations and financial condition.

         We lease our corporate headquarters in Bala Cynwyd, PA under an operating lease expiring in January 2003 at a minimum annual rental of approximately $2.2 million. We lease additional office space in Bala Cynwyd, PA under an operating lease expiring September 2004, at a minimum annual rental of approximately $0.6 million. We also lease a facility in Roseland, New Jersey under an operating lease expiring July 2003 at an annual rental of $0.8 million. The corporate headquarters and Roseland leases have a renewal provision at an increased annual rental.

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

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         The Task Force has adopted a five-phase approach to assess Y2K issues and to address those issues that are reasonably within its control:

         Phase 1 - Awareness: The awareness process included contacting all business units to educate management regarding the Y2K program and to discern any potential issues. Awareness efforts are continuing through the span of the project.

         Phase 2 - Assessment: An inventory was conducted of all core and non-core IT hardware and software, including business applications, operating systems, third-party products, and internal and external interfaces that may be at risk. Each critical system was reviewed, rated for importance to business operations and identified as "retain" or "retire". We are in the process of replacing most core IT systems due to strategic and growth reasons unrelated to the Y2K issue. All systems acquired as part of this enhancement project must be certified by their vendors as Y2K compliant. Non-IT systems, including the telecommunications systems, business machines, building and premises systems and key suppliers, whose Y2K failures could have a material impact on our operation were evaluated by obtaining specific responses from third parties. The assessment phase also included the development of appropriate response plans, such as repair, conversion, replacement or elimination of affected systems.

         Phase 3 - Renovation: This phase involved the remediation of Y2K issues identified as a result of the assessment. All required remediation efforts have been completed.

         Phase 4 - Validation: This phase involved establishing a test environment, performing systems tests and validating the results on all IT hardware, software and data processing infrastructure which includes mainframe, network and server related equipment. All verification testing has been completed. Validation of new "replacement" systems is being performed as part of their implementation.

         Phase 5 - Implementation: This phase involved the deployment of the appropriate Y2K compliant strategy based on the results of the Assessment, Renovation and Validation phases.

Year 2000 Risks and Contingency Plans

         The majority of our IT hardware and infrastructure is less than 2 years old, minimizing exposure to Y2K issues. This inventory was checked against vendor provided Y2K information for validation. Also, we intend that all new hardware and software acquisitions are represented and warranted by the vendors as Y2K compliant and that any systems developed by in-house programmers will continue to be created using Y2K compliant tools, platforms, and procedures.

         We have contacted suppliers who provide necessary goods and services, including banking institutions who provide financial services, to evaluate their Y2K compliance plans. Their responses were reviewed and evaluated to ensure that no Y2K related event will materially impede the ability of our suppliers to continue to provide needed goods and services as the Year 2000 is approached and reached. We believe all responses received indicate that these goods and services are, or will be, Year 2000 compliant.

         We estimated that the costs directly associated with the Y2K compliance program would be approximately $0.8 million. This budgeted amount did not include the costs associated with the "replacement" systems as referenced in Phase 2. The funds necessary to complete the systems replacement project and the Y2K compliance program are included in the Information Technology operating

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)


budget. Approximately $0.6 million of the amount budgeted for costs directly associated with the Y2K compliance program have been expended as of September 30, 1999 which include salaries for certain time spent by our internal Y2K project team.

         Contingency plans have been developed that will be used, if necessary, in the event that any hardware, software or other computer systems, or those of our vendors are not compliant, based on risks identified as a result of the assessment and testing phases of our Year 2000 compliance program. Contingency plans were prepared for all business units. These plans detail what each business unit will do if any or all components of their business process falters due to Y2K complications. We believe that the key to minimizing the impact of any Y2K problem is early recognition, effective communications and timely response. Towards this end, our contingency plans also include the establishment of a Y2K command center, as well as an Advisory Team, Management Team and an Implementation Team, each with their defined responsibilities, to mitigate any issues that may arise.


         While we fully expect that the precautions being taken will prepare us for entering Year 2000, there is always the potential for risk due to unforeseen events. Our failure or any of our material suppliers failure to bring their systems into Year 2000 compliance on a timely basis may have a material adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

                  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management". Additional quantitative and qualitative disclosures regarding market risk are contained in the Company's Form 10-K for the fiscal year ended June 30, 1999.

American Business Financial Services, Inc. and Subsidiaries
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On October 23, 1997, a class action suit was filed in the Superior Court of New Jersey - Law Division, Essex County (the "Superior Court") at Docket No. L-12066-97 against New Jersey Mortgage and Investment and Corp. ("NJMIC") by Alfred G. Roscoe, on behalf of himself and others similarly situated. Mr. Roscoe sought certification that the action may be maintained as a class action as well as unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleged that NJMIC violated New Jersey's Mortgage Financing on Real Estate Law, N.J.S.A. 46:10A-1 et seq., by requiring him and other borrowers to pay or reimburse NJMIC for attorneys' fees and costs in connection with loans made to them by NJMIC. Mr. Roscoe further asserted that NJMIC's alleged actions violated New Jersey's Consumer Fraud Act, N.J.S.A. 56:8-1, et seq., and constituted common law fraud and deceit. On February 24, 1998, after oral argument before the Superior Court, an order was entered in favor of NJMIC and against Mr. Roscoe granting NJMIC's Motion for Summary Judgement. Mr. Roscoe appealed to the Superior Court of New Jersey - Appellate Division (the "Appellate Division"). Oral argument on the appeal was heard on January 20, 1999 before a two-judge panel of the Appellate Division. On February 3, 1999, the panel filed a per curiam opinion affirming the superior court's ruling in favor of NJMIC.

         On March 4, 1999, a Petition for Certification for review of the final judgement of the Superior Court was filed with the Supreme Court of New Jersey (the "Supreme Court"). NJMIC filed its Brief on Opposition for Certification on March 16, 1999, which pleading was followed by the Petitioner's filing of a Reply Brief. No decision has been rendered by the Supreme Court at this time.

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

         Additionally from time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on our financial position, results of operations or liquidity.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

American Business Financial Services, Inc. and Subsidiaries
PART II. OTHER INFORMATION - continued

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits


     Exhibit
     Number            Description of Exhibit
     -------           ----------------------
       10.1            Lease Agreement dated August 30, 1999 related to One
                       Presidential Boulevard

       10.2 Employment Agreement between American Business Financial Services, Inc. and Albert Mandia

       10.3 Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia

         27            Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: November 15, 1999               BY:  /s/ Albert W. Mandia
      -----------------                    -------------------------------------
                                           Albert W. Mandia
                                           Executive Vice President and Chief
                                           Financial Officer

           American Business Financial Service, Inc. and Subsidiaries
                                  Exhibit Index



     Exhibit
      Number           Description of Exhibit
      ------           ----------------------
       10.1            Lease Agreement dated August 30, 1999 related to
                       One Presidential Boulevard

       10.2 Employment Agreement between American Business Financial Services, Inc. and Albert Mandia

       10.3 Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia

        27             Financial Data Schedule