Form 10-Q
period 1999-12-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2000-02-14
CIK 772349

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

As of February 9, 2000, there were 3,364,979 shares of the registrant's Common Stock issued and outstanding.

================================================================================

           American Business Financial Services, Inc. and Subsidiaries


                                      INDEX

PART I  FINANCIAL INFORMATION                                                                                Page
------                                                                                                       ----
Item 1. Financial Information

        Consolidated Balance Sheets as of December 31, 1999
            and June 30, 1999................................................................................  2
        Consolidated Statements of Income for the three and six months ended
            December 31, 1999 and 1998.......................................................................  3
        Consolidated Statements of Stockholders' Equity for the six months ended
            December 31, 1999 and 1998.......................................................................  4
        Consolidated Statements of Cash Flow for the six months ended
            December 31, 1999 and 1998.......................................................................  5
        Notes to Consolidated Financial Statements...........................................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................ 13

Item 3. Quantitative and Qualitative Disclosure about Market Risk............................................ 31

PART II OTHER INFORMATION.................................................................................... 32
-------

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

PART I - FINANCIAL INFORMATION
Item 1- Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                         December 31,       June 30,
                                                                             1999             1999
                                                                         ------------       ---------
                                                                         (Unaudited)         (Note)
Assets
Cash and cash equivalents                                                 $ 18,916          $ 22,395
Loan and lease receivables, net
     Available for sale                                                     34,339            33,776
     Other                                                                   8,903             6,863
Interest-only and residual strips                                          232,237           178,218
Receivable for sold loans and leases                                        89,292            66,086
Prepaid expenses                                                             3,469             1,671
Property and equipment, net                                                 14,868            10,671
Servicing rights                                                            57,795            43,210
Other assets                                                                32,079            33,411
                                                                          --------          --------

Total assets                                                              $491,898          $396,301
                                                                          ========          ========

Liabilities and Stockholders' Equity

Liabilities
Subordinated debt                                                         $266,136          $211,652
Warehouse lines and other notes payable                                     92,669            58,691
Accounts payable and accrued expenses                                       32,807            26,826
Deferred income taxes                                                       22,856            16,604
Other liabilities                                                           14,083            24,282
                                                                          --------          --------

Total liabilities                                                          428,551           338,055
                                                                          --------          --------

Stockholders' Equity
Preferred stock, par value $.001, Authorized, 1,000,000 shares
     Issued and outstanding, none                                               --                --
Common stock, par value $.001, Authorized, 9,000,000 shares
     Issued: 3,615,279 and 3,703,514 shares (including treasury
     shares of 232,300 and 116,550)                                              4                 3
Additional paid-in capital                                                  24,222            23,339
Accumulated other comprehensive income                                       3,931             3,354
Retained earnings                                                           38,491            33,596
Treasury stock, 232,300 and 116,550 shares                                  (2,701)           (1,446)
                                                                          --------          --------

                                                                            63,947            58,846
Note receivable                                                               (600)             (600)
                                                                          --------          --------

Total stockholders' equity                                                  63,347            58,246
                                                                          --------          --------

Total liabilities and stockholders' equity                                $491,898          $396,301
                                                                          ========          ========

Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                   Three Months Ended            Six Months Ended
                                                      December 31,                 December 31,
                                                   -------------------         ---------------------
                                                    1999        1998            1999            1998
                                                   -------     -------         -------       -------
Revenues
Gain on sale of loans and leases                   $20,492     $14,775         $39,613       $28,372
Interest and fees                                    4,737       3,907           9,497         8,446
Interest accretion on
  interest-only strips                               4,316         208           7,065           392
Servicing income                                     1,050         525           2,239         1,015
Other income                                             2           1               3            15
                                                   -------     -------        --------      --------

Total revenues                                      30,597      19,416          58,417        38,240
                                                   -------     -------        --------      --------

Expenses
Interest                                             8,417       4,745          16,063         9,548
Provision for credit losses                            568          77             709           203
Employee related costs                               2,527       1,296           4,522         2,509
Sales and marketing                                  6,677       4,422          13,864         9,253
General and administrative                           6,145       3,409          10,679         6,078
                                                   -------     -------        --------      --------

Total expenses                                      24,334      13,949          45,837        27,591
                                                   -------     -------        --------      --------

Income before provision for income taxes             6,263       5,467          12,580        10,649

Provision for income taxes                           2,505       1,969           5,032         3,731
                                                   -------     -------        --------      --------

Net Income                                         $ 3,758     $ 3,498         $ 7,548       $ 6,918
                                                   =======     =======         =======       =======
Earnings per common share:
Basic                                              $  1.10     $  0.95         $  2.16       $  1.87
Diluted                                            $  1.08     $  0.92         $  2.11       $  1.82

Average common shares:
Basic                                                3,397       3,699           3,489         3,699
Diluted                                              3,478       3,800           3,571         3,812
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

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (amounts in thousands)
                                   (unaudited)

                                                       Common Stock
                                                 -----------------------                        Accumulated
                                                    Number                      Additional         Other
                                                   Of Shares                      Paid-In      Comprehensive       Retained
                                                  Outstanding     Amount          Capital          Income          Earnings
                                                 ------------     ------        ----------     -------------       --------
Balance, June 30, 1999                               3,587         $ 3            $23,339        $3,354            $33,596
Comprehensive income:
     Net income                                         --          --                 --            --              7,548
     Unrealized gains on investment securities          --          --                 --           577                 --
                                                     -----         ---            -------        ------            -------

Total comprehensive income                              --          --                 --           577              7,548
                                                     -----         ---            -------        ------            -------

Exercise of stock options                               37           1                149            --                 --
Issuance of non-employee stock options                  --          --                130            --                 --
Repurchase of treasury shares                         (241)         --                 --            --                 --
Cash dividends ($0.14 per share)                        --          --                 --            --               (497)
Stock dividend (5% of outstanding shares):
     Issuance of treasury shares                        --          --                 --            --                 --
     Issuance of new shares                             --          --                604            --             (2,156)
                                                     -----         ---            -------        ------            -------

Balance, December 31, 1999                           3,383         $ 4            $24,222        $3,931            $38,491
                                                     =====         ===            =======        ======            =======


Balance, June 30, 1998                               3,699         $ 3            $23,256        $   --            $20,083
Comprehensive income:
     Net income                                         --          --                 --            --              6,918
                                                     -----         ---            -------        ------            -------

Total comprehensive income                              --          --                 --            --              6,918
                                                     -----         ---            -------        ------            -------

Issuance of non-employee stock options                  --          --                 73            --                 --
Cash dividends ($0.065 per share)                       --          --                 --            --               (228)
                                                     -----         ---            -------        ------            -------

Balance, December 31, 1998                           3,699         $ 3            $23,329        $   --            $26,773
                                                     =====         ===            =======        ======            =======

See accompanying notes to consolidated financial statements.

                              [RESTUBED FOR ABOVE]

                                                                                   Total
                                                  Treasury         Note        Stockholders'
                                                    Stock       Receivable        Equity
                                                  --------      ----------     -------------
Balance, June 30, 1999                            $(1,446)        $(600)         $58,246
Comprehensive income:
     Net income                                        --            --            7,548
     Unrealized gains on investment securities         --            --              577
                                                 --------         -----          -------

Total comprehensive income                             --            --            8,125
                                                 --------         -----          -------

Exercise of stock options                              --            --              150
Issuance of non-employee stock options                 --            --              130
Repurchase of treasury shares                      (2,807)           --           (2,807)
Cash dividends ($0.14 per share)                       --            --             (497)
Stock dividend (5% of outstanding shares):
     Issuance of treasury shares                    1,552            --            1,552
     Issuance of new shares                            --            --           (1,552)
                                                 --------         -----          -------

Balance, December 31, 1999                       $ (2,701)        $(600)         $63,347
                                                 ========         =====          =======


Balance, June 30, 1998                           $     --         $(600)         $42,742
Comprehensive income:
     Net income                                        --            --            6,918
                                                 --------         -----          -------

Total comprehensive income                             --            --            6,918
                                                 --------         -----          -------

Issuance of non-employee stock options                 --            --               73
Cash dividends ($0.065 per share)                      --            --             (228)
                                                 --------         -----          -------

Balance, December 31, 1998                       $     --         $(600)         $49,505
                                                 ========         =====          =======

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                               -----------------------------------
                                                                                   1999                    1998
                                                                               ----------               ----------
Cash Flows from Operating Activities:
   Net income                                                                    $  7,548                $   6,917
   Adjustments to reconcile net income to net
       cash used in operating activities:
        Gain on sale of loans and leases                                          (39,613)                 (28,372)
        Depreciation and amortization                                               8,733                    4,565
        Interest accretion on interest-only and residual strips                    (7,065)                    (392)
        Provision for credit losses                                                   709                      203
        Accounts written off, net                                                  (1,072)                    (262)
   Loans and leases originated for sale                                          (536,381)                (431,747)
   Proceeds from sale of loans and leases                                         500,636                  384,594
   Principal payments on loans and leases                                           2,383                    6,029
   Increase in accrued interest and fees on
     loan and lease receivables                                                    (2,040)                    (789)
   Purchase of initial overcollateralization on securitized loans
     and leases                                                                    (4,375)                  (2,800)
   Required purchases of additional overcollateralization on
     securtized loans and leases                                                  (12,411)                  (5,998)
   Cash flow from interest-only and residual strips                                19,981                    9,168
   Increase in receivable for loans and leases sold                               (19,313)                  (9,040)
   Increase in prepaid expenses                                                    (1,798)                    (235)
   Increase in accounts payable and accrued expenses                                5,981                    4,529
   Increase (decrease) in deferred  income taxes                                    5,881                   (5,298)
   (Decrease) increase in loans in process                                        (10,199)                   1,082
   Increase in other, net                                                             993                      254
                                                                                 --------                ---------
Net cash used in operating activities                                             (81,422)                 (67,592)
                                                                                 --------                ---------
Cash Flows from Investing Activities:
   Purchase of property and equipment, net                                         (6,122)                  (3,875)
   Purchase of investment                                                              --                     (646)
   Principal receipts on investments                                                   11                      399
                                                                                 --------                ---------
Net cash used in investing activities                                              (6,111)                  (4,122)
                                                                                 --------                ---------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                   ------------------------------
                                                                                     1999                  1998
                                                                                   --------             ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of subordinated debt                                    $ 89,806              $  60,649
   Redemptions of subordinated debt                                                (35,322)               (21,892)
   Net borrowings on revolving lines of credit                                      35,692                 39,390
   Principal payments on note payable, other                                        (1,714)                  (466)
   Financing costs incurred                                                         (1,384)                (2,407)
   Cash dividend paid                                                                 (497)                  (228)
   Exercise of employee stock options                                                  150                     --
   Issuance of non-employee stock options                                              130                     73
   Repurchase of treasury stock                                                     (2,807)                    --
                                                                                  --------              ---------
Net cash provided by financing activities                                           84,054                 75,119
                                                                                  --------              ---------
      Net (decrease) increase in cash and cash equivalents                          (3,479)                 3,405
      Cash and cash equivalents, beginning of period                                22,395                  4,486
                                                                                  --------              ---------
      Cash and cash equivalents, end of period                                    $ 18,916              $   7,891
                                                                                  ========              =========
Supplemental disclosures of cash flow information
      Cash paid during the period for:
           Interest                                                               $ 11,606              $   3,392
           Income taxes                                                           $     --              $   2,278


           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1   Basis of Financial Statement Presentation

    American Business Financial Services, Inc., together with its subsidiaries (the "Company"), is a diversified retail financial service organization operating throughout the United States. The Company originates, sells and services loans to businesses secured by real estate and other business assets and conventional first mortgage and home equity loans, including loans to credit impaired borrowers secured by first and second mortgages. In addition, the Company continues to service its portfolio of business equipment leases, and to originate a minimal amount of new leases. The Company also sells subordinated debt securities to the public, the proceeds of which are used to fund loan originations and the Company's operations.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2000. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

    Certain prior period financial statement balances have been reclassified to conform to the current period presentation. All prior period outstanding share, average common share and earnings per common share amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999, and paid September 27, 1999.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999

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

2.  Loan and Lease Receivables - Available for Sale

    Loan and lease receivables available for sale which are held in the Company's portfolio were as follows (in thousands):

                                                                           December 31,             June 30,
                                                                               1999                  1999
                                                                           ------------            ---------
         Real estate secured loans                                          $  13,593              $ 21,027
         Leases net of unearned income of  $3,102
                 and $1,543                                                    21,085                13,451
                                                                            ----------             --------
                                                                               34,678                34,478
         Less: Allowance for credit losses on loans and leases
                 available for sale                                               339                   702
                                                                            ----------             --------
                                                                            $  34,339              $ 33,776
                                                                            ==========             ========

3.  Interest-Only and Residual Strips

    Activity for interest-only and residual strips during the six-month period ended December 31, 1999 was as follows (in thousands):


    Balance at beginning of period                                    $ 178,218
    Initial recognition of interest-only and residual strips,
             including initial overcollateralization of $4,375           53,576
    Required purchases of additional overcollateralization               12,411
    Interest accretion                                                    7,065
    Cash flow from interest-only and residual strips                    (19,981)
    Net adjustments to fair value                                           948
                                                                      ---------
    Balance at end of period                                          $ 232,237
                                                                      =========

    Interest-only and residual strips include overcollateralization balances that represent excess principal balances of loans and leases in securitization trusts over investor interests maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains residual cash flows until after overcollateralization requirements, which are specific to each securitization, are met.
    At December 31, 1999, the Company's investment in overcollateralization was $60.5 million.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999

4.  Servicing Rights

    Activity for servicing rights during the six-month period ended December 31, 1999 was as follows (in thousands):

    Balance at beginning of period                                   $ 43,210
    Initial recognition of servicing rights                            19,915
    Amortization                                                       (5,330)
                                                                    ---------
    Balance at end of period                                         $ 57,795
                                                                    =========

    Servicing rights are periodically valued by the Company based on a discounted cash flow analysis of loans and leases remaining in the securitization trusts. A review for impairment is performed on a disaggregated basis for the predominant risk characteristics, referred to as a stratum, of the underlying loans and leases, which consist of loan type and credit quality and other factors. Impairments if they occurred would be recognized in a valuation allowance for each impaired stratum in the period of impairment. As of December 31, 1999, no valuation allowance for impairment was required.

5.  Other Assets

    Other assets were comprised of the following (in thousands):

                                                                            December 31,                   June 30,
                                                                               1999                          1999
                                                                            ------------                  ---------
         Goodwill, net of accumulated amortization
              of $2,505 and $1,913                                          $  15,759                     $ 15,018
         Financing costs, debt offering costs, net of
              accumulated amortization of $4,605 and $3,903                     5,133                        4,487
         Due from securitization trusts for servicing related
              activities                                                        6,193                        6,266
         Investments held to maturity (mature January 2000
              through April 2011)                                               1,003                        1,014
         Real estate owned                                                        513                          843
         Other                                                                  3,478                        5,783
                                                                            ---------                    ---------
                                                                            $  32,079                     $ 33,411
                                                                            =========                    =========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999

6.  Subordinated Debt and Warehouse Lines and Other Notes Payable

    Subordinated debt was comprised of the following (in thousands):

                                                                         December 31,                  June 30,
                                                                             1999                        1999
                                                                         -----------                  ---------
    Subordinated debentures (a)                                          $   261,901                  $ 206,918
    Subsidiary subordinated debentures (b)                                     4,235                      4,734
                                                                         -----------                  ---------
    Total subordinated debentures                                        $   266,136                  $ 211,652
                                                                         ===========                  =========

    Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                           December 31,                June 30,
                                                                               1999                      1999
                                                                         --------------              ----------
    Warehouse revolving line of credit (c)                               $    63,425                 $   42,627
    Warehouse revolving line of credit (d)                                     4,662                      3,764
    Warehouse revolving line of credit (e)                                    14,097                        102
    Revolving line of credit (f)                                               5,000                      5,000
    Repurchase agreement (g)                                                   4,677                      4,677
    Senior subordinated debt (h)                                                  --                      1,250
    Other debt                                                                   808                      1,271
                                                                         -----------                 ----------
    Total warehouse lines and other notes payable                        $    92,669                 $   58,691
                                                                         ===========                 ==========

(a) Subordinated debentures due January 2000 through December 2009, interest rates ranging from 6.15% to 12.45%; subordinated to all of the Company's indebtedness.

(b) Subsidiary subordinated debentures due January 2000 through May 2003, interest rates ranging from 9.00% to 11.99%; subordinated to all of the Company's indebtedness.

(c) $150 million warehouse revolving line of credit expiring October 2000, interest rates ranging from LIBOR plus 1.375% to LIBOR plus 2.0%, collateralized by certain loan receivables.

(d) $20 million warehouse revolving line of credit expiring January 2000, interest rates at prime less 1.0% or LIBOR at the Company's option, collateralized by lease receivables.

(e) $150 million warehouse line of credit expiring August 2000, interest rate of LIBOR plus 1.0%, collateralized by loan receivables.

(f) $5 million revolving line of credit expiring December 2000, interest rate of LIBOR plus 2.0%, collateralized by certain residual interests in securitization trusts.

(g) Repurchase agreement due January 2000, interest rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.

(h) Senior subordinated debt due December 1999, interest rate of 12.0%, subordinated to certain subsidiary's senior indebtedness.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999

7.  Earnings Per Share

    Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):

                                                       Three Months Ended             Six Months Ended
                                                           December 31,                  December 31,
                                                    -----------------------         ---------------------
                                                        1999        1998              1999          1998
                                                        ----        ----            -------       -------
    Earnings
    (a)  Net income                                   $3,758       $3,498           $ 7,548       $ 6,918

    Average Common Shares
    (b) Average common shares outstanding              3,397        3,699             3,489         3,699
        Average potentially dilutive shares               81          101                82           113
                                                      ------       ------            ------       -------
    (c) Average common and potentially
           dilutive shares                             3,478        3,800             3,571         3,812
                                                      ======       ======            ======       =======

    Earnings Per Common Share
    Basic (a/b)                                       $ 1.10       $ 0.95           $  2.16       $  1.87
    Diluted (a/c)                                     $ 1.08       $ 0.92           $  2.11       $  1.82

8.  Segment Information

    The Company has three operating segments: Loan Origination, Servicing, and Investment Note Services.

    The Loan Origination segment originates business purpose loans secured by real estate and other business assets and home equity loans including loans to credit-impaired borrowers and conventional first mortgage loans secured by one to four family residential real estate.

    The Servicing segment services the loans and leases the Company originates both while held in the Company's portfolio and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

    The Investment Note Services segment markets the Company's subordinated debt securities. The proceeds from the sale of subordinated debt are used to fund the Company's general operating and lending activities.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciling items represent elimination of inter-segment income and expense items.

Six months ended
December 31, 1999                        Loan           Investment Note                                 Reconciling
(in thousands)                         Origination         Services          Servicing     All Other       Items       Consolidated
                                     --------------     ---------------     -----------   -----------   ------------   -------------
External revenues:
    Gain on sale of loans and
      leases                         $   39,613          $       --         $       --    $        --   $        --    $    39,613
    Interest income                       2,553                  --                 --          8,114            --         10,667
    Non-interest income                   1,357                  --              6,780             --            --          8,137
Inter-segment revenues                       --              16,090                 --          2,602       (18,692)            --
Operating expenses:
    Interest expense                     11,320              11,746                100          8,987       (16,090)        16,063
    Non-interest expense                 20,456               3,601              3,988          1,729            --         29,774
    Inter-segment expense                 2,602                  --                 --             --        (2,602)            --
Income tax expense                        3,658                 297              1,077             --            --          5,032
                                     ----------          ----------         ----------    -----------   -----------   ------------
Net income                           $    5,487          $      446         $    1,615    $        --   $        --    $     7,548
                                     ==========          ==========         ==========    ===========   ===========    ===========
Segment assets                       $   69,621          $   18,841         $   58,501    $   344,935   $        --    $   491,898
                                     ==========          ==========         ==========    ===========   ===========    ===========

American Business Financial Services, Inc. and Subsidiaries
PART 1. FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1 of this Quarterly Report, and the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 1999 incorporated by reference in this Form 10-Q in their entirety.

Forward Looking Statements

         When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to general economic conditions, changes in interest rates, changes in future residential real estate values, regulatory changes (legislative or otherwise) affecting the real estate market and mortgage lending activities, competition, demand for our services, availability of funding, loan payment rates, delinquency and default rates, changes in factors influencing the loan securitization market and other risks identified in our Securities and Exchange Commission filings. Such factors could affect our financial performance and could cause the actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, we wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

General

         American Business Financial Services, Inc. is a retail financial services organization operating throughout the United States. We originate, sell and service business purpose loans, home equity loans and conventional first mortgage loans through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program whereby we purchase home equity loans from financial institutions that do not meet the underlying guidelines of the selling institutions but meet our underwriting criteria. Loans originated primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service, and timely response to loan applications. We originate loans through a retail branch network of 21 offices. In addition we sell subordinated debt securities to the public, the proceeds of which are used to fund loan originations and our operations.

         Prior to December 31, 1999 we also originated equipment leases. We have since de-emphasized the leasing origination business in keeping with our strategy of focusing on our most profitable lines of business. We are currently originating a minimal volume of leases and are continuing to service the run off of our managed portfolio of leases, which totaled $155.3 million in gross receivables at December 31, 1999.

Securitizations

         The ongoing securitization of loans is a central part of our current business strategy. We sell loans and have in the past sold leases through securitizations with servicing retained in order to fund additional loan originations and to provide additional sources of revenue through retained mortgage and lease servicing rights. We rely primarily on securitizations to generate cash proceeds for repayment of warehouse credit facilities and other borrowings. Several factors affect our ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically and credit quality of the portfolio of loans serviced. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

           Our quarterly revenues and net income have fluctuated in the past and may fluctuate in the future principally as a result of the timing and size of securitizations and changes in market interest rates. The strategy of selling loans through securitizations requires building an inventory of loans over time, during which time costs and expenses are incurred. Since a gain on sale is not recognized until a securitization is completed, operating results for a given quarter can fluctuate significantly as a result of the timing and level of securitizations.

         The gain on sale of loans may be unfavorably impacted to the extent we hold fixed-rate mortgage loans in our available for sale portfolio prior to securitization. A significant variable affecting the gain on sale of loans in a securitization is the spread between the average coupon rate on fixed rate loans, and the weighted average pass-through rate to investors for interests issued in connection with a securitization. Although the loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Therefore, if market rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated.

         Our business strategy is dependent upon our ability to identify and emphasize lending related activities that will provide the most economic value to the Company. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms, profitably securitize our loans on a regular basis and continue to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Securitization Accounting Considerations

         When we securitize our loans and leases by selling them to trusts we receive cash and a retained interest in the securitized loans and leases which is called a residual interest. The trust issues multi-class securities, which derive their cash flows from the pool of securitized loans and leases. These securities, which are senior to our residual interest in the trusts, are sold to public investors. In addition, when we securitize our loans and leases we retain the right, for a fee, to service the loans and leases. Servicing includes billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

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

         The calculation of the fair value of residual interests and servicing rights is based upon the present value of the future expected excess cash flows from the securitized loans and leases and utilizes certain assumptions made by management at the time loans and leases are sold. These assumptions include the discount rate used to calculate present value, the prepayment rates and default rates on the pool of loans or leases. The prepayment rate of loans and leases may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan and lease prepayment rates may vary depending on the type of loan or lease. Estimates of prepayment rates are made based on management's expectation of future prepayment rates, which are based, in part, on the historical rate of prepayment of the loans and leases and other considerations. Although we believe we have made reasonable estimates of prepayment rates and default assumptions, the actual prepayment and default experience may materially vary from our estimates. The gain recognized upon the sale of loans and leases will have been overstated if prepayments or losses are greater than estimated. To the extent that prepayments or defaults differ from the estimates made, adjustments of the gain on sale of loans and leases may be required. Higher levels of future prepayments, defaults and/or liquidations could result in a reduction in the value of residual interests, which would adversely affect income in the period of adjustment.

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

         The following chart presents certain key assumptions used in the initial valuation of interest-only and residual strips and servicing rights from securitizations during the second quarter of fiscal 2000, and periodic revaluation performed on our interest-only and residual strips and servicing rights from previous securitizations.

                                                         Initial               Periodic
                                                        Valuation            Revaluation
             --------------------------------------------------------------------------------
             Discount rates
                 Home equity loans ........................  11.0%                11.0%
                 Business purpose loans ...................  11.0%                11.0%
                 Business equipment leases ................     --(d)             11.0%

             Annual prepayment rate assumptions
                 Home equity loans ..................  2.0 - 24.0%(a)       2.0 - 24.0%(a)
                 Business purpose loans .............  3.0 - 10.0%(b)       3.0 - 13.0%(b)
                 Business equipment leases ..........           --(d)                --(c)

             Actual prepayment rate experience (see table on page 17)

             Annual credit loss rate (default rate) assumptions
                 Home equity loans .......................   0.30%                0.25%
                 Business purpose loans ..................   0.30%                0.25%
                 Business equipment leases ...............     --(d)              0.50%

             Actual cumulative credit losses (default rate)
                 Home equity loans .......................      --                0.14%(e)
                 Business purpose loans ..................      --                0.22%(e)
                 Business equipment leases ...............      --                1.13%
             --------------------------------------------------------------------------------

              (a) Ramped over 12 to 18 months
              (b) Ramped over 24 months
              (c) Residual values are continuously adjusted based on actual experience.
              (d) There were no business equipment lease securitizations during the second quarter.
              (e) See "Managed Portfolio Quality - Loss Experience" for a
                  summary of cumulative credit losses by loan securitization for further detail.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)


The following table summarizes actual prepayment experience by loan securitization trust.

                         Assumption Utilized for Second Quarter
                                       Valuation                                   Actual Annualized CPR
                      ---------------------------------------------     --------------------------------------------
                       Business         Home                             Business          Home
                       Purpose         Equity        Blended Rate         Purpose         Equity       Blended Rate
Trust                   Loans           Loans                              Loans          Loans
                      -----------    ------------    --------------     ------------   -------------   -------------
1996-1 ...............  13.00%           24.00%           17.96%           19.10%           18.01%         18.63%
1996-2 ...............  13.00            24.00            18.60            18.91            27.45          23.75
1997-1 ...............  13.00            24.00            19.90            13.34            24.76          21.13
1997-2 ...............  13.00            24.00            20.88            14.19            23.84          21.47
1998-1 ...............  13.00            24.00            22.18            14.60            21.41          20.39
1998-2 ...............  10.83(a)         24.00            22.15            10.21            18.08          17.08
1998-3 ...............   8.67(a)         24.00            22.70             8.32            11.02          10.80
1998-4 ...............   6.50(a)         24.00            22.05            10.84             9.73           9.83
                        -----            -----            -----            -----            -----          -----
Weighted
average-seasoned
trusts (d) ...........  11.41%           24.00%           21.84%           12.97%           15.81%         15.45%
                        ======           ======           ======           ======           ======         ======

1999-1 ...............   3.75%(b)        12.00%(c)        11.24%            3.48%            8.90%          8.42%
1999-2 ...............   2.50 (b)         8.00 (c)         7.25             9.66             4.60           5.14
1999-3 ...............   1.25 (b)         4.00 (c)         3.67             3.43             1.78           1.98

(a) Ramping to 13% over 24 months
(b) Ramping to 10% over 24 months
(c) Ramping to 24% over 18 months
(d) Seasoned trusts have been established for one year or more

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

RESULTS OF OPERATIONS

Summary Financial Results
(dollars in thousands, except per share data)


                                            Three Months Ended                               Six Months Ended
                                               December 31,                                     December 31,
                                          ------------------------   Percentage           ------------------------     Percentage
                                            1999           1998       Increase              1999           1998         Increase
                                          ---------      ---------  -------------         ---------       --------   -------------
 Total revenues........................   $  30,597      $  19,416     57.6%              $  58,417       $ 38,240       52.8%
 Total expenses........................   $  24,334      $  13,949     74.5%              $  45,837       $ 27,591       66.1%
 Net income............................   $   3,758      $   3,498      7.4%              $   7,548       $  6,918        9.1%

 Return on average equity..............       23.81%         29.03%                           24.41%         29.76%
 Return on average assets..............        3.23%          4.67%                            3.43%          5.01%

 Earnings per share:
    Basic..............................   $    1.10      $    0.95     15.8%              $    2.16       $   1.87       15.5%
    Diluted............................   $    1.08      $    0.92     17.4%              $    2.11       $   1.82       15.9%
 Dividends declared per share..........   $    0.07      $    0.05     40.0%              $    0.14       $  0.065      115.4%

         Net Income. For the second quarter of fiscal 2000 net income increased $0.3 million, or 7.4%, to $3.8 million from $3.5 million for the second quarter of fiscal 1999. Basic earnings per common share increased to $1.10 on average common shares of 3,397,000 compared to $0.95 per share on average common shares of 3,699,000 for the second quarter of fiscal 1999. Diluted earnings per common share increased to $1.08 on average common shares of 3,478,000 compared to $0.92 per share on average common shares of 3,800,000 for the second quarter of fiscal 1999.

         For the six months ended December 31, 1999, net income increased $0.6 million, or 9.1%, to $7.5 million from $6.9 million for the six months ended December 31, 1998. Basic earnings per common share increased to $2.16 on average common shares outstanding of 3,489,000 compared to $1.87 per share on average common shares outstanding of 3,699,000 for the six months ended December 31, 1998. Diluted earnings per common share increased to $2.11 on average common shares outstanding of 3,571,000 compared to $1.82 per share on average common shares outstanding of 3,812,000 for the six months ended December 31, 1998.

         Increases in net income and earnings per share primarily resulted from the growth in the volume of loans originated and securitized during the period, interest accretion earned on interest-only strips and increases in the collection of fee income due to growth in loans available for sale and securitized loans and leases for which servicing was retained, referred to as the total managed portfolio.

         All fiscal 1999 average common share and per share amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999, and paid on September 27, 1999.

         In the first quarter of fiscal 2000, the quarterly dividend was increased by 40.0% to $0.07 per share from $0.05 per share. In January, 2000 the quarterly dividend was increased an additional 14.3% to $0.08 per share. The common dividend payout ratio based on diluted earnings per share was 6.5% for the second quarter of fiscal 2000, compared to 5.2% for the second quarter of fiscal 1999.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

As previously announced, on July 17, 1998, our Board of Directors authorized the repurchase of up to 10% of the outstanding shares of our common stock over a one-year period. In May 1999 the repurchase period was extended for an additional year to July 2000 to repurchase an additional 10%. In the second quarter of fiscal 2000, 194,100 shares were repurchased representing 5.5% of the outstanding shares. For the first six months of fiscal 2000, 240,910 shares were repurchased representing 6.7% of the outstanding shares at the beginning of the period. The impact of the share repurchase program was an increase of diluted earnings per share by $0.03 and $0.04 for the three and six-month periods ended December 31, 1999, respectively. On January 24, 2000, the Board of Directors authorized the repurchase of an additional 338,000 shares, representing 10.0% of the outstanding shares.

         Total Revenues. For the second quarter of fiscal 2000, total revenues increased $11.2 million, or 57.6%, to $30.6 million from $19.4 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, total revenues increased $20.2 million, or 52.9%, to $58.4 million from $38.2 million for the first six months of fiscal 1999. Growth in total revenue was the result of increased gains on sales of loans and leases in the first six months of fiscal 2000, as a result of the increased volume of loans and leases securitized, increases in interest accretion earned on our interest-only strips, increases in interest and fees collected on loans and leases originated and increases in servicing income due to the growth of the total managed portfolio.

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $5.7 million, or 38.7%, to $20.5 million for the second quarter of fiscal 2000 from $14.8 million in the second quarter of fiscal 1999. The increase was the result of selling $236.7 million of loans through securitizations in the second quarter of fiscal 2000, including, $27.4 million of business purpose loans and $209.3 million of home equity loans compared to $11.7 million of business purpose loans, $128.4 million of home equity loans and $35.1 million of equipment leases in the second quarter of fiscal 1999.

         For the six months ended December 31, 1999, gain on sale of loans and leases increased $11.2 million, or 39.6%, to $39.6 million from $28.4 million for the six months ended December 31, 1998. The increase was the result of securitization of $51.7 million of business purpose loans, $386.0 million of home equity loans and $9.3 million of equipment leases. Securitizations in the first six months of fiscal 1999 included $25.3 million of business purpose loans, $254.7 million of home equity loans and $48.6 million of equipment leases.

         Gain on sale of loans and leases as a percentage of loans and leases securitized was 8.9% in fiscal 2000, compared to 8.6% in fiscal 1999. Factors impacting the gain percentage included increases in the relative percentage of business purpose loans to home equity loans securitized. Business purpose loans have a higher coupon rate, which results in an increased value of our residual interests in the pool of securitized loans. In addition, due to increases in the volume of loans originated with prepayment fees, we have reduced the annual prepayment rate assumption on business loans and lengthened the ramping rate for prepayments on home equity loans for fiscal 2000 securitizations. These factors which increased the gain on sale as a percentage of loans and leases securitized were offset by the impact of the January 1, 1999 adoption of the Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. In accordance with the provisions of SFAS No. 134, as of January 1, 1999 we reclassified our retained interests from trading securities to available-for-sale securities. As available-for-sale securities, subsequent adjustments to the fair value of retained interests are recorded in stockholders' equity and reported as a component of comprehensive income. The adoption of SFAS No. 134 did not have a material effect on our financial condition, but reduced gains on sale by $5.9 million pre-tax in the six months ended December 31, 1999.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

The following schedule details our loan and lease originations (in thousands):

                                                   Three Months Ended             Six Months Ended
                                                     December 31,                   December 31,
                                            ---------------------------     --------------------------
                                                1999            1998           1999             1998
                                            ----------       ----------     ----------       ---------
                 Business purpose loans ..  $   28,830       $   13,262     $   52,241       $  25,950
                 Home equity loans .......     226,066          163,384        434,328         330,396
                 Equipment leases ........       4,100           27,648         19,609          52,304
                                            ----------       ----------     ----------       ---------
                                            $  258,996       $  204,294     $  506,178       $ 408,650
                                            ==========       ==========     ==========       =========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $15.6 million, or 117.4%, to $28.8 million for the second quarter of fiscal 2000 from $13.3 million in the second quarter of fiscal 1999. For the six months ended December 31, 1999, loan originations increased $26.3 million, or 101.3%, to $52.2 million from $25.9 million for the six months ended December 31, 1998. This increase was attributable to geographic expansion of American Business Credit's lending program including recent expansion into the Chicago market place as well as refocused marketing efforts. American Business Credit recently launched a web site, www.abceasyloan.com in order to increase its distribution channels for business purpose loans.

         Home equity loans originated by our subsidiaries Upland Mortgage, New Jersey Mortgage and Investment Corp. and Processing Service Center increased $62.7 million, or 38.4%, to $226.1 million for the second quarter of fiscal 2000 from $163.4 million for the second quarter of fiscal 1999. For the six months ended December 31, 1999, loan originations increased $103.9 million, or 31.5%, to $434.3 million from $330.4 million for the six months ended December 31, 1998. The home equity business line has changed its marketing mix to focus on direct mail, which delivers leads at a lower cost. The home equity business line continued to phase in advanced Internet technology through our web site www.UplandMortgage.com. This site now takes online loan applications and incorporates our proprietary Rapid Credit Approval system and an advanced e-mail system both of which utilize technology to reduce time and manual effort required for loan approval.

         Interest and Fees. Interest and fee income for the second quarter of fiscal 2000 increased $0.8 million, or 21.2%, to $4.7 million from $3.9 million in the second quarter of fiscal 1999. For the six months ended December 31, 1999, interest and fee income increased $1.1 million, or 12.4%, to $9.5 million from $8.4 million for the six months ended December 31, 1998. Interest and fee income consists primarily of interest income earned on loans and leases while held in our portfolio, premiums earned on loans sold with servicing released, other ancillary fees collected in connection with loan and lease originations.

         Interest income remained level at $1.6 million for the second quarter of fiscal 2000 and fiscal 1999. During the six months ended December 31, 1999 interest income decreased $0.3 million, or 7.7%, to $3.6 million from $3.9 million for the six months ended December 31, 1998. The decrease was due to the reduced length of time loans were held in our available for sale portfolio prior to securitization. Fee income increased $0.8 million, or 32.5%, to $3.1 million from $2.3 million for the second quarter of fiscal 1999. For the six months ended December 31, 1999, fee income increased $1.3 million, or 30.4%, to $5.9 million from $4.5 million for the six months ended December 31, 1998. The increases for the three and six-month periods were the result of increases in the volume of loans originated during the periods.

           American Business Financial Services, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


         Interest Accretion on Interest-Only Strips. Interest accretion represents the interest component of cash flows received on interest-only strips. Interest accretion of $4.7 million and $9.5 million was earned in the three-month and six-month periods ended December 31, 1999, respectively, compared to $0.2 million and $0.4 million in the three-month and six-month periods ended December 31, 1998, respectively. The increases in interest accretion reflect the growth in interest-only strips and the maturing of the interest-only strips portfolio in terms of generating cash flow.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights assets recorded at the time loans and leases are securitized. For the second quarter of fiscal 2000, servicing income increased $0.5 million, or 100.0%, to $1.0 million from $0.5 million for the second quarter of fiscal 1999. For the six months ended December 31, 1999, servicing income increased $1.2 million, or 120.6%, to $2.2 million from $1.0 million for the six months ended December 31, 1998.

         As an annualized percentage of the average managed portfolio, servicing income for the quarter increased to 0.32%, from 0.28% in the prior year. The servicing income annualized percentage for the first six months of fiscal 2000 was 0.36%, compared to 0.28% for the first six months of fiscal 1999. These increases were the result of the increased origination of loans with prepayment fees and the collection of other ancillary fees.

         Total Expenses. For the second quarter of fiscal 2000, total expenses increased $10.4 million, or 74.4%, to $24.3 million from $13.9 million for the second quarter of fiscal 1999. Total expenses increased $18.2 million, or 66.1%, to $45.8 million for the six months ended December 31, 1999 as compared to $27.6 million for the six months ended December 31, 1998. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt and borrowings used to fund loan and lease originations and increases in sales and marketing, and general and administrative expenses related to growth in loan originations, the growth of the total managed portfolio and the continued building of support area infrastructure to support the increases in originated and managed portfolios.

         Interest Expense. For the second quarter of fiscal 2000, interest expense increased $3.7 million, or 77.4%, to $8.4 million from $4.7 million for the second quarter of fiscal 1999. The increase was attributable to an increase in the amount of subordinated debt outstanding during the second quarter of fiscal 2000, the proceeds of which were used to fund loan originations and investments in operations required to position us for future growth, and the costs related to greater utilization of warehouse and credit line facilities to fund loan originations. Average subordinated debt outstanding during the three months ended December 31, 1999 was $254.1 million compared to $146.0 million during the three months ended December 31, 1998. Average interest rates paid on subordinated debt outstanding increased to 9.55% during the three months ended December 31, 1999 from 9.22% during the three months ended December 31, 1998. Rates offered on subordinated debt increased to attract additional funds as well as in response to general increases in market rates. The average outstanding balances under warehouse and other credit lines were $100.1 million during the three months ended December 31, 1999, compared to $72.9 million during the three months ended December 31, 1998.

         During the first six months of fiscal 2000 interest expense increased $6.5 million, or 68.2%, to $16.0 million from $9.5 million for the six months ended December 31, 1998. Average subordinated debt outstanding during the six months ended December 31, 1999 was $239.9 compared to $131.9 during the six months ended December 31, 1998. The average outstanding balances under warehouse and other credit lines were $109.9 during the six months ended December 31, 1999 compared to $83.6 during the six months ended December 31, 1998. Average interest rates paid on subordinated debt increased to 9.49% from 9.28% during the comparable six-month period.

         Provision for Credit Losses. The provision for credit losses on portfolio loans and leases for the second quarter of fiscal 2000 increased $0.5 million, or 637.7%, to $0.6 million from $77 thousand for the quarter ended December 31, 1998. The provision for credit losses on portfolio loans and leases for the six months ended December 31, 1999 increased $0.5 million, or 249.3%, to $0.7 million as compared to $0.2 million for the six months ended December 31, 1998. The increase in the provision for both periods was due to the recording of $0.6 million of additional reserves for delinquent leases. See "Managed Portfolio Quality - loss experience" for further detail.

           American Business Financial Services, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

         An allowance for credit losses for portfolio loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $0.3 million at December 31, 1999 compared to $0.7 million at June 30, 1999. The changes in the allowance for credit losses are due primarily to the write off of $0.9 million of lease receivables.

The following table summarizes the changes in the allowance for credit losses by loan and lease type (in thousands).

                                            Business        Home
                                            Purpose        Equity        Equipment
Three Months Ended December 31, 1999         Loans          Loans          Leases         Total
------------------------------------      -----------    ----------    -------------    ----------
Balance at beginning of  period              $  24         $  336         $  473         $   833
Provision for credit losses                     65            (80)           583             568
(Charge-offs) recoveries, net                  (66)           (96)          (900)         (1,062)
                                             ------        ------         ------         -------

Balance at end of period                     $  23         $  160         $  156         $   339
                                             ======        ======         ======         ========

                                            Business        Home
                                            Purpose        Equity        Equipment
Six Months Ended December 31, 1999           Loans          Loans          Leases         Total
----------------------------------        -----------    ----------    -------------    ----------
Balance at beginning of  period              $  26         $  243         $  433         $   702
Provision for credit losses                     84             11            614             709
(Charge-offs) recoveries, net                  (87)           (94)          (891)         (1,072)
                                             ------        ------         ------         -------

Balance at end of period                     $  23         $  160         $  156         $   339
                                             ======        ======         ======         ========

         Charge-offs related to securitized loans and leases are generally absorbed by securitization trusts. Therefore, in addition to the allowance for credit losses on portfolio loans and leases, certain assumptions are made regarding the expected impact of credit losses on the fair value of interest-only strips and residual interests created in securitizations. See "Securitization Accounting Considerations" for more information regarding these credit loss assumptions and "Managed Portfolio Quality - Loss Experience" for information regarding actual losses.

         Sales and Marketing Expenses. For the second quarter of fiscal 2000, sales and marketing expenses increased $2.3 million, or 51.0%, to $6.7 million from $4.4 million for the second quarter of fiscal 1999. For the six months ended December 31, 1999, sales and marketing expenses increased $4.6 million, or 49.8%, to $13.9 million from $9.3 million for the six months ended December 31, 1998. The increases were primarily attributable to increases in marketing efforts through the use of targeted direct mail programs for our loan products. These targeted programs are considered to be more cost effective than the television and radio advertising campaigns used previously. In addition we increased the use of newspaper and periodical advertising to generate additional sales of our subordinated debt securities. Subject to market conditions, we plan to increase the funding for advertising throughout the United States to generate additional increases in loan originations and sales of subordinated debt securities.

         General and Administrative Expenses. For the second quarter of fiscal 2000, general and administrative expenses increased $2.7 million, or 80.3%, to $6.1 million from $3.4 million for the second quarter of fiscal 1999. For the six months ended December 31, 1999, general and administrative expenses increased $4.6 million, or 75.7%, to $10.7 million from $6.1 million for

           American Business Financial Services, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

the six months ended December 31, 1998. The increases were primarily attributable to increases in rent, telephone, office expense, professional fees, systems and technology and other expenses incurred as a result of the previously discussed growth in loan originations, the volume of total loans and leases managed during fiscal 2000 and the continued building of support area infrastructure to support the increases in originations and the managed portfolio.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(in thousands, except per share data)


                                                    December 31,        June 30,
                                                        1999              1999
                                                    ------------       ---------

Cash and cash equivalents                           $  18,916          $  22,395
Loan and lease receivables, net:
   Available for sale                                  34,339             33,776
   Other                                                8,903              6,863
Interest-only and residual strips                     232,237            178,218
Receivable for sold loans and leases                   89,292             66,086
Servicing rights                                       57,795             43,210
Total assets                                          491,898            396,301

Subordinated debt                                     266,136            211,652
Warehouse lines and other notes payable                92,669             58,691
Total liabilities                                     428,551            338,055
Total stockholders' equity                             63,347             58,246

Book value per common share                             18.73              16.24
Interest-only and residual strips to adjusted
    stockholder's equity (a)                             1.6x               2.5x
Subordinated debt to tangible stockholders' equity       5.5x               4.9x

(a) Amount is interest-only and residual strips less overcollateralization interests to tangible equity plus subordinated debt with an original maturity greater than 5 years.

         Total assets increased $95.6 million, or 24.1%, to $491.9 million at December 31, 1999 from $396.3 million at June 30, 1999 primarily due to increases in interest-only and residual strips, receivable for sold loans and leases and servicing rights.

         Interest-only and residual strips, which are residual interests created in connection with securitizations, increased $54.0 million, or 30.3%, to $232.2 million from $178.2 million at June 30, 1999. We completed $236.7 million in loan securitizations during the second quarter and $202.3 million in the first quarter of fiscal 2000, resulting in the recording of $53.6 million of interest-only and residual strips. In addition, for the first six months of fiscal 2000, interest accretion and increases in the fair value of interest-only and residual strips recorded in the quarter were $7.1 million and $1.0 million, respectively. These increases were offset by cash flow received during the six-month period from securitization trusts of $20.0 million. Cash receipts on interest-only and residual strips include required purchases of additional overcollateralization of $12.4 million for the six months ended December 31, 1999. Total overcollateralization balances included in interest-only and residual strips were $60.5 million at December 31, 1999. Receivable for sold loans and leases increased $23.2 million, or 35.1%, to $89.3 million at December 31, 1999 from $66.1 million at June 30, 1999, due to the funding of a securitization for which cash was received subsequent to the end of the period.

           American Business Financial Services, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

Servicing rights increased $14.6 million, or 33.8% to $57.8 million from $43.2 million at June 30, 1999, due to the recording of $19.9 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights. Total liabilities increased $90.5 million, or 26.8%, to $428.6 million from $338.1 million at June 30, 1999 due primarily to an increase in subordinated debt and warehouse lines and other notes payable. Subordinated debt increased $54.4 million, or 25.7%, to $266.1 million for the first six months of fiscal 2000 due to net sales of subordinated debt used to fund loan originations and investments in operations. Subordinated debt was 5.5 times tangible equity at December 31, 1999, compared to 4.9 times as of June 30, 1999. Borrowings net of repayments on warehouse lines of credit increased $35.7, or 76.8%, to $82.2 million compared to $46.5 million at June 30, 1999. The increase was due to the funding of a securitization for which cash was received subsequent to the end of the period. Other lines of credit and notes payable decreased $1.7 million from June 30, 1999 due to repayments. See "Liquidity and Capital Resources" for further detail.

           American Business Financial Services, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, REO and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                       December 31, 1999        September 30, 1999             June 30, 1999
                                       ------------------       --------------------        -------------------
          Delinquency by Type             Amount      %           Amount         %             Amount       %
                                       -----------  -----       -----------    -----        -----------   -----
Business Purpose Loans
Total managed portfolio............... $   185,820              $   165,827                 $   148,932
                                       ===========              ===========                 ===========
Period of delinquency
    31-60 days ....................... $       605   .33%       $       710     .43%        $     1,506   1.01%
    61-90 days .......................       1,328   .71              1,165     .70                 475    .32
    Over 90 days......................       8,729  4.70              8,732    5.27               8,612   5.78
                                       -----------  -----       -----------    -----        -----------   -----
    Total delinquencies............... $    10,662  5.74%       $    10,607    6.40%        $    10,593   7.11%
                                       ===========  =====       ===========    =====        ===========   =====
REO................................... $     3,211              $     3,434                 $     2,881
                                       ===========              ===========                 ===========
Home Equity Loans
Total managed portfolio............... $ 1,155,438              $ 1,006,075                 $   858,806
                                       ===========              ===========                 ===========
Period of delinquency
    31-60 days ....................... $     8,272   .72%       $     5,614     .56%        $     4,836    .56%
    61-90 days .......................       5,371   .46              4,807     .48               4,149    .48
    Over 90 days .....................      27,505  2.38             20,379    2.02              15,346   1.79
                                       -----------  -----       -----------    -----        -----------   -----
    Total delinquencies............... $    41,148  3.56%       $    30,800    3.06%        $    24,331   2.83%
                                       ===========  =====       ===========    =====        ===========   =====
REO................................... $    10,221              $     8,873                 $     7,067
                                       ===========              ===========                 ===========
Equipment Leases
Total managed portfolio............... $   155,282              $   168,973                 $   169,180
                                       ===========              ===========                 ===========
Period of delinquency
    31-60 days ....................... $       612   .39%       $       300     .18%        $       389    .23%
    61-90 days .......................         379   .24                236     .14                 425    .25
    Over 90 days .....................         817   .53              2,011    1.19               1,826   1.08
                                       -----------  -----        -----------   -----        -----------   -----
    Total delinquencies............... $     1,808  1.16%       $     2,547    1.51%        $     2,640   1.56%
                                       ===========  =====       ===========    =====        ===========   =====
Combined
Total managed portfolio............... $ 1,496,540              $ 1,340,875                 $ 1,176,918
                                       ===========              ===========                 ===========
Period of delinquency
    31-60 days ....................... $     9,489   .63%       $     6,624     .50%        $     6,731    .57%
    61-90 days .......................       7,078   .47              6,208     .46               5,049    .43
    Over 90 days .....................      37,051  2.48             31,122    2.32              25,784   2.19
                                       -----------  -----       -----------    -----        -----------   -----
    Total delinquencies............... $    53,618  3.58%       $    43,954    3.28%        $    37,564   3.19%
                                       ===========  =====       ===========    =====        ===========   =====
REO................................... $    13,432   .90%       $    12,307     .92%        $     9,948    .85%
                                       ===========  =====       ===========    =====        ===========   =====
Losses (recoveries) experienced
    during the  3 month period(a)(b)
    Loans............................. $       686   .22%       $       770     .28%        $       162    .07%
                                                    =====                      =====                      =====
    Leases............................         893  2.62%                (9)   (.03)%               163    .48%
                                       -----------  =====       -----------    ======       -----------   =====
    Total managed portfolio........... $     1,579   .46%       $       761     .25%       $       325    .12%
                                       ===========  =====       ===========    ======       ===========   =====

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $1.1 million and losses absorbed by loan securitization trusts were $517,000 for the three months ended December 31, 1999. Losses recorded on our books were $10,000 and losses absorbed by securitization trusts were $751,000 for the three months ended September 30, 1999. All losses were recorded on our books for the three months ended June 30, 1999.

           American Business Financial Services, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

         Delinquent loans and leases- Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $53.6 million at December 31, 1999 compared to $44.0 million at September 30, 1999 and $37.6 million at June 30, 1999. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") were 3.58% at December 31, 1999 compared to 3.28% at September 30, 1999 and 3.19% at June 30, 1999. The increase in the delinquency rate from prior periods was attributable to a December seasonal trend and the maturation of the managed portfolio, which was $1.5 billion at December 31, 1999, $1.3 billion at September 30, 1999 and $1.2 billion at June 30, 1999. Delinquent loans and leases in the available for sale portfolio (which are included in total delinquencies) at December 31, 1999 were $1.0 million, or 2.8%. In addition, at December 31, 1999, $1.2 million, or 3.4% of portfolio loans were on non-accrual status. See "Risk Factors" in our Form 10-K for further discussion of risks associated with potential increases in delinquencies.

         Published statistics gathered from a national sample of sub-prime mortgage companies by the Mortgage Information Corporation, have shown that delinquency rates averaged 14.39% as of September 1999, as compared to our current mortgage delinquency rate of 3.47% and September 30, 1999 delinquency rate of 3.53%. Even when calculating our delinquency rates on a twelve-month trailing basis, our delinquency rates were 6.1% at December 31, 1999, 6.2% at September 30, 1999, and 6.7% at June 30, 1999. We believe that our delinquency rate is in part the result of our centralized credit underwriting structure, adherence to written underwriting standards and emphasis on collections. Our collections processes are based on early identification of loans and leases that have become credit problems, followed by an evaluation and implementation of appropriate action to work out these loans and leases.

         Real estate owned- Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $13.4 million, or 0.90% of the total managed portfolio at December 31, 1999 compared to $12.3 million or 0.92% and $9.9 million or 0.85%, respectively, at September 30, 1999 and June 30, 1999. The increase in the volume of REO reflects the seasoning of the portfolio and the results of loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs. Cash for Keys is a program utilized in certain select situations, when collateral values of loans support the action, a delinquent borrower may be offered a monetary payment in exchange for the deed to a property held as collateral for a loan. This process eliminates the need to initiate a formal foreclosure process, which could take many months. The decrease in REO as a percentage of the managed portfolio reflects the effectiveness of these initiatives.

         Included in total REO at December 31, 1999 was $0.5 million recorded in our financial statements, and $12.9 million in loan securitization trusts. Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in our financial statements at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

         Loss experience- During the second quarter of fiscal 2000, we experienced net loan and lease charge-offs in our total managed portfolio of $1.6 million, including net lease charge-offs of $893 thousand. The second quarter lease charge-offs reflected the deterioration in the performance of the on-balance sheet lease portfolio during the quarter. The $0.6 million provision for credit losses recorded in the second quarter of fiscal 2000 included $583 thousand for these lease charge-offs. Specific reserves for the remaining lease charge-offs were established in previous periods.

         On an annualized basis, net loan charge-offs for the second quarter of fiscal 2000 represent 0.22% of the total managed portfolio. Loss severity experience on delinquent loans generally has ranged from 5% to 10% of principal and loss severity experience on REO generally has ranged from 20% to 25% of principal. The business purpose and home equity loans we originate have an average loan-to-value ratio of 61.0% and 78.0%, respectively, and the predominate share of our home mortgage products are first liens as opposed to junior lien loans. We believe these factors may mitigate certain potential losses on our managed portfolio.

           American Business Financial Services, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

The following table summarizes the cumulative net loss experience by loan securitization trust. Net losses (net recoveries)

                          Cumulative Losses                              Original Pool Balance
                            (in thousands)                                   (in millions)
               -----------------------------------------         ---------------------------------------
                 Business        Home                              Business      Home
  Trust          Purpose        Equity       Combined              Purpose      Equity       Combined
----------     -------------   ---------   --------------        ------------ -----------  -------------
 1996-1         $   40         $     -      $        40           $   13      $      9       $     22
 1996-2            219               88             307               16            24             40
 1997-1             48              298             346               22            53             75
 1997-2             (8)             274             266               23            77            100
 1998-1            139              348             487               16            89            105
 1998-2              -              317             317               15           105            120
 1998-3              -               49              49               17           183            200
 1998-4            (34)             218             184                9            71             80
 1999-1             41                -              41               16           169            185
 1999-2              -               (7)             (7)              30           190            220
 1999-3              -                1               1               28           194            222
                -------       ----------    ------------          --------    ---------      ---------
                $  445         $  1,586     $     2,031           $  205      $  1,164       $  1,369
========================================================================================================




                           Cumulative Loss Percentage
               --------------------------------------------------
                 Business      Home                     Combined
  Trust          Purpose      Equity    Combined       Annualized
----------     -----------   --------- ------------   -----------
 1996-1          0.31%            -%        0.18%         0.05%
 1996-2          1.36          0.37         0.77          0.26
 1997-1          0.22          0.56         0.46          0.17
 1997-2         (0.04)         0.36         0.27          0.11
 1998-1          0.90          0.39         0.46          0.25
 1998-2             -          0.30         0.26          0.17
 1998-3             -          0.03         0.02          0.02
 1998-4         (0.39)         0.31         0.23          0.20
 1999-1          0.25             -         0.02          0.03
 1999-2             -             -            -         (0.01)
 1999-3             -             -            -             -


=================================================================

Weighted average cumulative loss percentages for all securitization trusts:

Business Purpose       0.22%
Home Equity            0.14%
Combined               0.15%

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

INTEREST RATE RISK MANAGEMENT

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in U.S. Treasury yields, LIBOR yields and the spread between the effective rate of interest received on loans and leases available for sale or securitized (generally fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through rate to investors for interests issued in connection with securitizations. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans and leases available for sale, interest-only strips, servicing rights and subordinated debt).

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

         Hedging strategies may be utilized in an attempt to mitigate the effect of changes in interest rates on fixed-rate loan and lease portfolios between the date of origination and the date of securitization. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. The gain or loss derived from these hedging transactions is deferred and recognized as an adjustment to the gain on sale of loans and leases when the loans and leases are securitized. During the three month and six month periods ended December 31, 1999, respectively, cash gains of $0.2 million and $0.4 million were incurred on hedging transactions (futures contracts), and were recognized as a component of the gain on sale recorded on securitizations during the period. As of the end of the period, there were no open hedge contracts, however, we were obligated to satisfy a loan securitization prefund requirement of $5.7 million of mortgage loans. This prefund requirement is expected to be satisfied in the third quarter.

         In the future we may expand the types of derivative financial instruments we use to hedge interest rate risk. Such instruments could include interest rate swaps and interest rate options or other derivative instruments.

         We may use hedging in an attempt to mitigate the effect of changes in market value of fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs. Such costs could increase as the period covered by the hedging protection increases. It is expected that such loss would be offset by income realized from securitizations in that period or in future periods. As a result, we may be prevented from effectively hedging fixed-rate loans held for sale, without reducing income in current or future periods due to the costs associated with hedging activities.

         Interest-only and Residual Strips and Servicing Rights - A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At December 31, 1999, $103.9 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 8.3% of total debt issued by loan securitization trusts. From September 30, 1999 to December 31, 1999 increases in one-month LIBOR resulted in a decrease in the fair value of our interest-only and residual strips of $1.2 million. Decreases for the six months ended December 31, 1999 were $2.8 million.

           American Business Financial Services, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

In accordance with generally accepted accounting principles, the decreases in fair value were recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings.

         A significant decline in market interest rates could increase the level of loan prepayments, thereby decreasing the size of the total managed loan and lease portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of the related interest-only and residual strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only and residual strips and servicing rights are periodically performed. As part of the revaluation process assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. It is estimated that a 100 basis point increase in prepayment rates would decrease the fair value of interest-only and residual strips by approximately $6.0 million and the fair value of servicing rights by approximately $1.4 million.

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 95% of business purpose loans and 80% of home equity loans we originate are subject to prepayment fees. In addition, we have found that credit impaired borrowers are less sensitive to interest rates than monthly payments, further reducing prepayment expectations.

         Subordinated Debt - We also experience interest rate risk to the extent that as of December 31, 1999 approximately $116.3 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

LIQUIDITY AND CAPITAL RESOURCES

         Our business requires continual access to short and long-term sources of debt financing. Our cash requirements include the funding of loan and lease originations, payment of interest expense, funding of over-collaterization requirements in connection with our securitizations, payment of operating expenses and funding of capital expenditures. We rely on borrowings such as subordinated debt and warehouse credit facilities to fund these business activities. At December 31, 1999, a total of $266.1 million of subordinated debt was outstanding, and credit facilities totaling $345.7 million were available, of which $101.4 million was drawn upon.

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

         A significant portion of our loan originations are non-conforming mortgages to subprime borrowers. Certain participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization residual interests due to the effects of increased credit losses and increased prepayment rates, resulting in some competitors exiting the business or recording valuation allowances or write-downs for these conditions. In addition, unusual movements in the capital markets in fiscal 1999 resulted in increased demand for U.S. Treasury securities which had an adverse impact on the demand for asset-backed securities including those backed by non-conforming mortgage loans. As a result, some participants experienced restricted access to capital required to fund loan originations, and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans and leases. Factors that have minimized the effect of adverse market conditions on our business include our ability to originate loans and leases through established retail channels, focus on credit underwriting, assessment of prepayment fees on loans, diversification of lending in the home equity and business loan markets and the ability to raise capital through sales of subordinated debt securities pursuant to a registered public offering.

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

         Subordinated Debt Securities - During the second quarter of fiscal 2000, we sold $25.9 million in principal amount of subordinated debt securities, net of redemptions, with maturities ranging between one day and ten years. As of December 31, 1999, $266.1 million of subordinated debt was outstanding. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 15, 1999, we registered $300.0 million of subordinated debt, of which $267.2 million was available for future issuance at December 31, 1999. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities. We intend to meet our obligation to repay such debt as it matures with income from operations, including securitization or sale of loans or leases, working capital and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities - The following is a description of the warehouse and other credit facilities utilized to fund the origination of loans and leases prior to securitization and for other operating purposes as of December 31, 1999. All of these facilities are senior in right of payment to our subordinated debt (in thousands).


                                                                        Amount              Amount
                                                                      Committed            Utilized
                                                                     -----------          ----------
Warehouse revolving line of credit, expiring August 2000              $ 150,000           $  14,097
Warehouse revolving line of credit, expiring October 2000               150,000              63,425
Warehouse revolving line of credit, expiring January 2000                20,000               4,662
                                                                      ----------          ---------

Total warehouse facilities                                              320,000              82,184
                                                                      ---------           ---------

Revolving line of credit, expiring December 2000                          5,000               5,000
Repurchase agreement                                                      4,677               4,677
Commercial paper conduit for lease production,
  expiring March 31, 2000 (off-balance sheet)                            16,000               9,491
                                                                      ---------           ---------

Total credit facilities                                               $ 345,677           $ 101,352
                                                                      =========           =========

         The warehouse revolving lines of credit are secured by loan and lease receivables. The other credit facilities are secured with certain residual interests in securitization trusts. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At December 31, 1999, we are in compliance with the terms of all loan covenants.

         Any failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size or pricing in the markets for loans could have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail our loan production activities or sell loans rather than securitize them, which would have a material adverse effect on our results of operations and financial condition.

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


Year 2000 Update

         Prior to December 31, 1999 the Company had performed certain activities to ensure our information technology systems and those of our significant vendors were Y2K compliant. Since January 1, 2000 there have been no disruptions to our operations due to Y2K related events.

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders (the "Meeting") was held on November 30, 1999. The following is a description of the matters submitted to stockholders for their approval at the Meeting and the votes cast with respect thereto:

                                                            Votes Cast
                                                                        Broker
            Proposal                              For        Withheld  Non-Votes
            --------                              ---        --------  ---------
Election of Director:
  Leonard Becker (three year term)             3,476,579      16,577     -0-

Approval of the 1999 Stock Option Plan         2,076,236     197,821   1,219,099



Item 5. Other Information - None

American Business Financial Services, Inc. and Subsidiaries
PART II. OTHER INFORMATION - continued

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


  Exhibit
  Number    Description of Exhibit
  -------   ----------------------
   10.1 12/99 Amendment dated effective as of December 30, 1999, to $5,000,000 Loan Agreement dated as of December 30, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc., and New Jersey Mortgage and Investment Corp., as co-borrowers, and Chase Bank of Texas, National Association as lender.

   10.2   American Business Financial Services Inc. 1999 Stock Option Plan

   10.3 Amendment No. 3 to Receivables Purchase Agreement, dated as of October 13, 1999 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.4 Amendment No. 4, dated as of November 12, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.5 Amendment No. 5, dated as of November 29, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.6 Amendment No. 6, dated as of December 14, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.7 Seventh Amendment, dated as of December 31, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.8 Eighth Amendment, dated as of January 10, 2000, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   27     Financial Data Schedule


(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.



DATE: February 14, 2000               BY: /s/ Albert W. Mandia
      -----------------                   --------------------------------------
                                          Albert W. Mandia
                                          Executive Vice President and
                                          Chief Financial Officer

           American Business Financial Service, Inc. and Subsidiaries
                                  Exhibit Index

  Exhibit
   Number     Description of Exhibit
  -------     ----------------------

   10.1 12/99 Amendment dated effective as of December 30, 1999, to $5,000,000 Loan Agreement dated as of December 30, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc., and New Jersey Mortgage and Investment Corp., as co-borrower and Chase Bank of Texas, National Association as lender.

   10.2   American Business Financial Services Inc. 1999 Stock Option Plan

   10.3 Amendment No. 3 to Receivables Purchase Agreement, dated as of October 13, 1999 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.4 Amendment No. 4, dated as of November 12, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.5 Amendment No. 5, dated as of November 29, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.6 Amendment No. 6, dated as of December 14, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.7 Seventh Amendment, dated as of December 31, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

   10.8 Eighth Amendment, dated as of January 10, 2000, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent.

      27    Financial Data Schedule