Form 10-Q
period 2000-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2000-05-12
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number:  0-22474
                         -------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                    -----------------------------------------
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

As of May 10, 2000, there were 3,323,674 shares of the registrant's Common Stock issued and outstanding.

           American Business Financial Services, Inc. and Subsidiaries


                                      INDEX




PART I     FINANCIAL INFORMATION                                                                         Page
------                                                                                                   ----
Item 1.    Financial Information
           Consolidated Balance Sheets as of March 31, 2000
                 and June 30, 1999......................................................................   3
           Consolidated Statements of Income for the three and nine months ended
                 March 31, 2000 and 1999................................................................   4
           Consolidated Statements of Stockholders' Equity for the nine months ended
                 March 31, 2000 and 1999................................................................   5
           Consolidated Statements of Cash Flow for the nine months ended
                 March 31, 2000 and 1999................................................................   6
           Notes to Consolidated Financial Statements...................................................   8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........  14

Item 3.    Quantitative and Qualitative Disclosure about Market Risk....................................  33

PART II    OTHER INFORMATION............................................................................  34
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

PART I - FINANCIAL INFORMATION
Item 1- Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                              March 31,              June 30,
                                                                                2000                   1999
                                                                           --------------           ---------
                                                                             (Unaudited)              (Note)
Assets
Cash and cash equivalents                                                   $  45,399              $  22,395
Loan and lease receivables, net
     Available for sale                                                        33,259                 33,776
     Other                                                                     10,819                  6,863
Interest-only and residual strips                                             258,772                178,218
Receivable for sold loans and leases                                           62,651                 66,086
Prepaid expenses                                                                4,412                  1,671
Property and equipment, net                                                    17,299                 10,671
Servicing rights                                                               66,081                 43,210
Other assets                                                                   35,065                 33,411
                                                                            ---------              ---------

Total assets                                                                $ 533,757              $ 396,301
                                                                            =========              =========

Liabilities and Stockholders' Equity

Liabilities
Subordinated debt                                                           $ 329,038              $ 211,652
Warehouse lines and other notes payable                                        57,302                 58,691
Accounts payable and accrued expenses                                          27,148                 26,826
Deferred income taxes                                                          26,198                 16,604
Other liabilities                                                              27,579                 24,282
                                                                            ---------              ---------

Total liabilities                                                             467,265                338,055
                                                                            ---------              ---------

Stockholders' Equity
Preferred stock, par value $.001, Authorized, 1,000,000 shares
     Issued and outstanding, none                                                --                     --
Common stock, par value $.001, Authorized, 9,000,000 shares
     Issued: 3,639,704 and 3,703,514 shares (including treasury
     shares of 250,300 and 116,550)                                                 4                      3
Additional paid-in capital                                                     24,284                 23,339
Accumulated other comprehensive income                                          3,663                  3,354
Retained earnings                                                              42,125                 33,596
Treasury stock, 250,300 and 116,550 shares                                     (2,984)                (1,446)
                                                                            ---------              ---------

                                                                               67,092                 58,846
Note receivable                                                                  (600)                  (600)
                                                                            ---------              ---------

Total stockholders' equity                                                     66,492                 58,246
                                                                            ---------              ---------

Total liabilities and stockholders' equity                                  $ 533,757              $ 396,301
                                                                            =========              =========


Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                            Three Months Ended                      Nine Months Ended
                                                                 March 31,                               March 31,
                                                       ---------------------------             ---------------------------
                                                         2000                1999               2000                1999
                                                       -------             -------             -------             -------
Revenues
Gain on sale of loans and leases                       $23,412             $17,417             $63,025             $45,789
Interest and fees                                        4,723               4,271              14,219              12,717
Interest accretion on interest-only strips               4,836                 307              11,902                 699
Servicing income                                         1,173                 952               3,412               1,967
Other income                                                 2                  22                   5                  37
                                                       -------             -------             -------             -------

Total revenues                                          34,146              22,969              92,563              61,209
                                                       -------             -------             -------             -------

Expenses
Interest                                                10,112               6,126              26,175              15,674
Provision for credit losses                                331                 542               1,040                 745
Employee related costs                                   2,820               1,157               7,342               3,666
Sales and marketing                                      6,081               5,830              19,945              15,083
General and administrative                               8,277               3,832              18,956               9,910
                                                       -------             -------             -------             -------

Total expenses                                          27,621              17,487              73,458              45,078
                                                       -------             -------             -------             -------

Income before provision for income taxes                 6,525               5,482              19,105              16,131

Provision for income taxes                               2,610               1,973               7,642               5,704
                                                       -------             -------             -------             -------

Net income                                             $ 3,915             $ 3,509             $11,463             $10,427
                                                       =======             =======             =======             =======

Earnings per common share:
Basic                                                  $  1.16             $  0.95             $  3.32             $  2.82
Diluted                                                $  1.12             $  0.92             $  3.23             $  2.74

Average common shares:
Basic                                                    3,375               3,703               3,451               3,700
Diluted                                                  3,502               3,806               3,538               3,810


See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (amounts in thousands)
                                   (unaudited)

                                                             Common Stock
                                                        -----------------------                   Accumulated
                                                         Number                     Additional      Other
                                                        Of Shares                    Paid-In     Comprehensive   Retained
                                                       Outstanding      Amount       Capital        Income       Earnings
                                                        --------       --------      --------      --------      --------
Balance, June 30, 1999                                     3,587       $      3      $ 23,339      $  3,354      $ 33,596
Comprehensive income:
     Net income                                               --             --            --            --        11,463
     Unrealized gains on investment securities                --             --            --           309            --
                                                        --------       --------      --------      --------      --------

Total comprehensive income                                    --             --            --           309        11,463
                                                        --------       --------      --------      --------      --------

Exercise of stock options                                     61              1           211            --            --
Issuance of non-employee stock options                        --             --           130            --            --
Repurchase of treasury shares                               (259)            --            --            --            --
Cash dividends ($0.22 per share)                              --             --            --            --          (778)
Stock dividend (5% of outstanding shares):
     Issuance of treasury shares                              --             --            --            --            --
     Issuance of new shares                                   --             --           604            --        (2,156)
                                                        --------       --------      --------      --------      --------

Balance, March 31, 2000                                    3,389       $      4      $ 24,284      $  3,663      $ 42,125
                                                        ========       ========      ========      ========      ========


Balance, June 30, 1998                                     3,699       $      3      $ 23,256      $     --      $ 20,083
Comprehensive income:
     Net income                                               --             --            --            --        10,427
     Unrealized gains on investment securities                --             --            --         1,190            --
                                                        --------       --------      --------      --------      --------

Total comprehensive income                                    --             --            --         1,190        10,427
                                                        --------       --------      --------      --------      --------

Exercise of stock options                                      4             --            10            --            --
Issuance of non-employee stock options                        --             --            73            --            --
Cash dividends ($0.115 per share)                             --             --            --            --          (404)
                                                        --------       --------      --------      --------      --------

Balance, March 31, 1999                                    3,703       $      3      $ 23,339      $  1,190      $ 30,106
                                                        ========       ========      ========      ========      ========

                               [RESTUBBED TABLE]




                                                                                            Total
                                                             Treasury        Note         Stockholders'
                                                               Stock       Receivable       Equity
                                                             --------       --------       --------
Balance, June 30, 1999                                       $ (1,446)      $   (600)      $ 58,246
Comprehensive income:
     Net income                                                    --             --         11,463
     Unrealized gains on investment securities                     --             --            309
                                                             --------       --------       --------

Total comprehensive income                                         --             --         11,772
                                                             --------       --------       --------

Exercise of stock options                                          --             --            212
Issuance of non-employee stock options                             --             --            130
Repurchase of treasury shares                                  (3,090)            --         (3,090)
Cash dividends ($0.22 per share)                                   --             --           (778)
Stock dividend (5% of outstanding shares):
     Issuance of treasury shares                                1,552             --          1,552
     Issuance of new shares                                        --             --         (1,552)
                                                             --------       --------       --------

Balance, March 31, 2000                                      $ (2,984)      $   (600)      $ 66,492
                                                             ========       ========       ========


Balance, June 30, 1998                                       $     --       $   (600)      $ 42,742
Comprehensive income:
     Net income                                                    --             --         10,427
     Unrealized gains on investment securities                     --             --          1,190
                                                             --------       --------       --------

Total comprehensive income                                         --             --         11,617
                                                             --------       --------       --------

Exercise of stock options                                          --             --             10
Issuance of non-employee stock options                             --             --             73
Cash dividends ($0.115 per share)                                  --             --           (404)
                                                             --------       --------       --------

Balance, March 31, 1999                                      $     --       $   (600)      $ 54,038
                                                             ========       ========       ========


See accompanying notes to consolidated financial statements

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)

                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                             ----------------------------
                                                                                 2000              1999
                                                                             ----------         ---------
Cash Flows from Operating Activities:
   Net income                                                                $   11,463         $  10,427
   Adjustments to reconcile net income to net
       cash used in operating activities:
        Gain on sale of loans and leases                                        (63,025)          (45,789)
        Depreciation and amortization                                            13,945             7,497
        Interest accretion on interest-only and residual strips                 (11,901)             (699)
        Provision for credit losses                                               1,040               745
        Accounts written off, net                                                (1,273)             (761)
   Loans and leases originated for sale                                        (844,365)         (653,805)
   Proceeds from sale of loans and leases                                       788,638           599,738
   Principal payments on loans and leases                                         3,377             8,015
   Increase in accrued interest and fees on
       loan and lease receivables                                                (3,956)           (1,676)
   Purchase of initial overcollateralization on securitized loans
       and leases                                                                (7,342)           (3,724)
   Required purchases of additional overcollateralization on
    securitized loans and leases                                                (20,710)          (11,490)
   Cash flow from interest-only and residual strips                              34,474            26,482
   Decrease in receivable for loans and leases sold                              13,361             2,537
   Increase in prepaid expenses                                                  (2,741)           (1,220)
   Increase in accounts payable and accrued expenses                                322             5,720
   Increase (decrease) in deferred  income taxes                                  9,403            (1,145)
   Increase in loans in process                                                   3,297             9,255
   Decrease in other, net                                                        (1,195)           (1,297)
                                                                             ----------         ---------

Net cash used in operating activities                                           (77,188)          (51,190)
                                                                             ----------         ---------

Cash Flows from Investing Activities:
   Purchase of property and equipment, net                                       (9,758)           (3,668)
   Purchase of investment                                                             -              (646)
   Principal receipts on investments                                                 24               699
                                                                             ----------         ---------

Net cash used in investing activities                                            (9,734)           (3,615)
                                                                             ----------         ---------


           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                    2000                    1999
                                                                                 ----------              ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of subordinated debt                                   $  177,055              $ 111,616
   Redemptions of subordinated debt                                                 (59,670)               (44,022)
   Net borrowings on revolving lines of credit                                      (10,225)                 6,828
   Borrowings, lease financing facility                                              12,294                      -
   Principal payments on lease financing facility                                    (1,635)                     -
   Principal payments on note payable, other                                         (1,822)                  (686)
   Financing costs incurred                                                          (2,545)                (2,218)
   Cash dividend paid                                                                  (778)                  (405)
   Exercise of employee stock options                                                   212                     10
   Issuance of non-employee stock options                                               130                     73
   Repurchase of treasury stock                                                      (3,090)                     -
                                                                                 ----------              ---------

Net cash provided by financing activities                                           109,926                 71,196
                                                                                 ----------              ---------

      Net increase in cash and cash equivalents                                      23,004                 16,391
      Cash and cash equivalents, beginning of period                                 22,395                  4,486
                                                                                 ----------              ---------

      Cash and cash equivalents, end of period                                   $   45,399              $  20,877
                                                                                 ==========              =========

Supplemental disclosures of cash flow information
      Cash paid during the period for:
           Interest                                                              $   19,280              $  13,302
           Income taxes                                                          $      500              $   2,755


See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2000. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         Certain prior period financial statement balances have been reclassified to conform to the current period presentation. All prior period outstanding share, average common share and earnings per common share amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999, and paid September 27, 1999.

         Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently in August 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, which deferred the effective date of the standard until years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2000

         In October 1999, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134, which became effective January 1, 1999, requires that after the securitization of a mortgage loan held for sale, the resulting mortgage-backed security or other retained interests be classified based on the Company's ability and intent to hold or sell the investments. As a result, retained interests previously classified as trading assets, as required by prior accounting principles, had been reclassified to available-for-sale on January 1, 1999.

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held in the Company's portfolio were as follows (in thousands):

                                                                             March 31,                    June 30,
                                                                               2000                         1999
                                                                            ---------                     --------
         Real estate secured loans                                          $  14,111                     $ 21,017
         Leases, net of unearned income of  $2,696
                 and $1,543                                                    19,617                       13,451
                                                                            ---------                     --------
                                                                               33,728                       34,478
         Less: Allowance for credit losses on loans and leases
         available for sale                                                       469                          702
                                                                            ---------                     --------

                                                                            $  33,259                     $ 33,776
                                                                            =========                     ========

3.       Interest-Only and Residual Strips

         Activity for interest-only and residual strips during the nine-month period ended March 31, 2000 was as follows
         (in thousands):

         Balance at beginning of period                                     $ 178,218
         Initial recognition of interest-only and residual strips,
                  including initial overcollateralization of $7,342            81,917
         Required purchases of additional overcollateralization                20,710
         Interest accretion                                                    11,901
         Cash flow from interest-only and residual strips                     (34,474)
         Net adjustments to fair value                                            500
                                                                            ---------

         Balance at end of period                                           $ 258,772
                                                                            =========

         Interest-only and residual strips include overcollateralization balances that represent excess principal balances of loans and leases in securitization trusts over investor interests maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains residual cash flows until overcollateralization requirements, which are specific to each securitization, are met. At March 31, 2000, the Company's investment in overcollateralization was $69.6 million.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2000

4.       Servicing Rights

         Activity for servicing rights during the nine-month period ended March 31, 2000 was as follows (in thousands):

         Balance at beginning of period                        $  43,210
         Initial recognition of servicing rights                  31,439
         Amortization                                             (8,568)
                                                               ----------

         Balance at end of period                              $  66,081
                                                               ==========

         Servicing rights are periodically valued by the Company based on a discounted cash flow analysis of loans and leases remaining in the securitization trusts. A review for impairment is performed on a disaggregated basis for the predominant risk characteristics, referred to as a stratum, of the underlying loans and leases, which consist of loan type and credit quality and other factors. Impairments if they occurred would be recognized in a valuation allowance for each impaired stratum in the period of impairment. As of March 31, 2000, no valuation allowance for impairment was required.

5.       Other Assets

         Other assets were comprised of the following (in thousands):

                                                                             March 31,                    June 30,
                                                                              2000                          1999
                                                                            ---------                    ---------
         Goodwill, net of accumulated amortization
              of $2,814 and $1,913                                          $  15,450                    $  15,018
         Financing costs, debt offering costs, net of
              accumulated amortization of $5,014 and $3,903                     5,902                        4,487
         Due from securitization trusts for servicing
              related  activities                                               7,131                        6,266
         Investments held to maturity (mature April 2000
              through April 2011)                                                 990                        1,014
         Real estate owned                                                      1,781                          843
         Other                                                                  3,811                        5,783
                                                                            ---------                    ---------

                                                                            $  35,065                    $  33,411
                                                                            =========                    =========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2000

6.       Subordinated Debt and Warehouse Lines and Other Notes Payable

         Subordinated debt was comprised of the following (in thousands):

                                                                                March 31,                   June 30,
                                                                                  2000                        1999
                                                                              -----------                 ----------
         Subordinated debentures (a)                                          $   325,539                  $ 206,918

         Subsidiary subordinated debentures (b)                                     3,499                      4,734
                                                                              -----------                 ----------
         Total subordinated debentures                                        $   329,038                  $ 211,652
                                                                              ===========                 ==========

         Warehouse lines and other notes payable were comprised of the following
         (in thousands):

                                                                               March 31,                    June 30,
                                                                                 2000                         1999
                                                                              -----------                 ----------
         Warehouse revolving line of credit (c)                               $    31,774                 $   42,627
         Warehouse revolving line of credit (d)                                        --                      3,764
         Warehouse revolving line of credit (e)                                     4,493                        102
         Revolving line of credit (f)                                               5,000                      5,000
         Repurchase agreement (g)                                                   4,677                      4,677
         Lease funding facility (h)                                                10,659                         --
         Senior subordinated debt (i)                                                  --                      1,250
         Other debt                                                                   699                      1,271
                                                                              -----------                 ----------
         Total warehouse lines and other notes payable                        $    57,302                 $   58,691
                                                                              ===========                 ==========

(a) Subordinated debentures due April 2000 through March 2009, interest rates ranging from 6.15% to 12.90%; subordinated to all of the Company's indebtedness.
(b) Subsidiary subordinated debentures due April 2000 through May 2003, interest rates ranging from 9.00% to 11.99%; subordinated to all of the Company's indebtedness.
(c) $150 million warehouse revolving line of credit expiring October 2000, interest rates ranging from LIBOR plus 1.375% to LIBOR plus 2.0%, collateralized by certain loan receivables.
(d) $20 million warehouse revolving line of credit expired January 2000, interest rates at prime less 1.0% or LIBOR at the Company's option, collateralized by lease receivables.
(e) $150 million warehouse line of credit expiring August 2000, interest rate of LIBOR plus 1.0%, collateralized by certain loan receivables.
(f) $5 million revolving line of credit expiring December 2000, interest rate of LIBOR plus 2.0%, collateralized by certain residual interests in securitization trusts.
(g) Repurchase agreement due April 2000, interest rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.
(h) Lease funding facility due April 2000 through December 2004, interest rate of LIBOR plus 1.775%, collateralized by certain lease receivables.
(i) Senior subordinated debt due December 1999, interest rate of 12.0%, subordinated to certain subsidiary's senior indebtedness.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2000

7.       Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):

                                                            Three Months Ended              Nine Months Ended
                                                                March 31,                         March 31,
                                                          ---------------------         ------------------------
                                                           2000          1999             2000            1999
                                                          ------        -------         --------        --------
         Earnings
         (a)  Net income                               $   3,915      $   3,509       $   11,463     $    10,427

         Average Common Shares
         (b) Average common shares outstanding             3,375          3,703            3,451           3,700
              Average potentially dilutive shares            127            103               87             110
                                                          ------        -------         --------        --------
         (c) Average common and potentially  dilutive
              shares                                       3,502          3,806            3,538           3,810
                                                          ======        =======         ========        ========

         Earnings Per Common Share
         Basic (a/b )                                  $    1.16      $    0.95       $     3.32     $      2.82
         Diluted ( a/c )                               $    1.12      $    0.92       $     3.23     $      2.74

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

         The Investment Note Services segment funds the Company's general operating and lending activities through the offering of the Company's subordinated debt securities.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2000

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciling items represent elimination of inter-segment income and expense items.

Nine months ended                                  Investment
March 31, 2000                        Loan           Note                                     Reconciling
(in thousands)                     Origination     Services      Servicing      All Other        Items        Consolidated
                                    --------       --------       --------       --------       --------        --------
External revenues:
    Gain on sale of loans and
      leases                        $ 63,025       $     --       $     --       $     --       $     --        $ 63,025
    Interest income                    3,760             --             --         13,473             --          17,233
    Non-interest income                1,535             --         10,770             --             --          12,305
Inter-segment revenues                    --         26,134             --          7,699        (33,833)             --
Operating expenses:
    Interest expense                  19,136         19,402            168         13,603        (26,134)         26,175
    Non-interest expense              27,280          6,194          6,240          7,569             --          47,283
    Inter-segment expense              7,699             --             --             --         (7,699)             --
Income tax expense                     5,682            215          1,745             --             --           7,642
                                    --------       --------       --------       --------       --------        --------

Net income                          $  8,523       $    323       $  2,617       $     --       $     --        $ 11,463
                                    ========       ========       ========       ========       ========        ========
Segment assets                      $116,870       $ 51,347       $ 67,370       $298,170       $     --        $533,757
                                    ========       ========       ========       ========       ========        ========


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

General

         American Business Financial Services, Inc. is a retail financial services organization operating throughout the United States. We originate, sell and service business purpose loans, home equity loans and conventional first mortgage loans through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program whereby we purchase home equity loans from financial institutions that do not meet the underlying guidelines of the selling institutions but meet our underwriting criteria. Loans originated primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. We originate loans through a combination of channels including a national processing center and a retail branch network of 18 offices. In addition, we sell subordinated debt securities to the public, the proceeds of which are used to fund loan originations and our operations.

         Due to the current rising interest rate environment, we expect our ability to originate loans at rates that will maintain our current level of profitability will become more difficult. We are addressing this challenge by carefully monitoring our product pricing, the actions of our competition and market trends in order to continue to originate loans in as profitable a manner as possible.

         Prior to December 31, 1999 we also originated equipment leases. We have since de-emphasized the leasing origination business in keeping with our strategy of focusing on our most profitable lines of business. We are currently originating a minimal volume of leases and are continuing to service the run off of our managed portfolio of leases, which totaled $134.8 million in gross receivables at March 31, 2000.

         A recent focus by certain governmental regulatory agencies relates to predatory lending practices by companies in our industry. Sanctions have been imposed on certain industry competitors for practices including but not limited to charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. We have reviewed our lending policies in light of these actions against other lenders and we believe we are in compliance with all lending related guidelines. To date, no sanctions or recommendations from state regulatory agencies regarding our practices related to predatory lending have been imposed. We are unable to predict whether state regulatory authorities will require changes in our lending practices in the future or the impact of such changes on our profitability.

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

           Recent movements in market interest rates may negatively impact the the profitability of our securitizations due to increases in rates demanded in the asset backed securities markets. We are continuously monitoring market rate fluctuations and our product pricing in order to best manage these changes and maintain our current profitability on securitizations.

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

         The gain on sale of loans may be unfavorably impacted to the extent we hold fixed-rate mortgage loans in our available for sale portfolio prior to securitization. A significant variable affecting the gain on sale of loans in a securitization is the spread between the average coupon rate on fixed rate loans, and the weighted average pass-through rate to investors for interests issued in connection with a securitization. Although the loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Therefore, if market rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated. See "INTEREST RATE RISK MANAGEMENT" for further detail.

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

         The following chart presents certain key assumptions used in the initial valuation of interest-only and residual strips and servicing rights from securitizations during the third quarter of fiscal 2000, and revaluation performed on our interest-only and residual strips and servicing rights from previous securitizations.

                                                                                       Quarterly
                                                                                      Revaluations
                                                           2000-1                     of Previous
                                                       Securitization                Securitizations
             ----------------------------------------------------------------------------------------
             Discount rates
                 Home equity loans                           11.0%                       11.0%
                 Business purpose loans                      11.0%                       11.0%
                 Business equipment leases                      --(e)                    11.0%

             Annual prepayment rate assumptions
                 Home equity loans                     2.0 - 24.0%(a)              2.0 - 24.0%(b)
                 Business purpose loans                3.0 - 10.0%(c)              3.0 - 13.0%(c)
                 Business equipment leases                      --(e)                      -- (d)

             Actual prepayment rate experience (see table on page 18)

             Annual credit loss rate (default rate) assumptions
                 Home equity loans
                        First lien                           0.25%                       0.25%
                        Second lien                          0.70%                  0.25-0.70%
                 Business purpose loans
                        First lien                           0.25%                       0.25%
                        Second lien                          0.70%                  0.25-0.70%
                 Business equipment leases                      --(e)                    0.50%

             Actual cumulative credit losses (default rate)
                 Home equity loans                              --                       0.14%(f)
                 Business purpose loans                         --                       0.22%(f)
                 Business equipment leases                      --                       1.13%
             ----------------------------------------------------------------------------------------

              (a)  Ramped over 18 months
              (b)  Ramped over 12 to 18 months
              (c)  Ramped over 24 months
              (d) Residual values are continuously adjusted based on actual experience.
              (e) There were no business equipment lease securitizations during the third quarter.
              (f) See "Managed Portfolio Quality - Loss Experience" for a summary of cumulative credit losses by loan securitization for further detail.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

The following table summarizes actual prepayment experience by loan securitization trust.

                        Assumption Utilized for Third Quarter
                                      Valuation                            Actual Annualized CPR
                       ------------------------------------     ----------------------------------------------
                       Business      Home                          Business          Home
                       Purpose      Equity          Blended         Purpose         Equity       Blended
Trust                   Loans        Loans           Rate            Loans           Loans         Rate
-----                   -----        -----           ----            -----           -----         ----
1996-1                  13.00%       24.00%          17.99%          19.67%          18.15%        19.02%
1996-2                  13.00        24.00           18.77           20.35           26.85         24.06
1997-1                  13.00        24.00           20.25           18.05           25.09         22.95
1997-2                  13.00        24.00           20.83           16.41           24.64         22.56
1998-1                  13.00        24.00           22.21           16.38           21.74         20.94
1998-2                  10.83 (a)    24.00           22.07            9.35           19.80         18.47
1998-3                   9.21 (a)    24.00           22.73            8.34           11.99         11.69
1998-4                   7.58 (a)    24.00           22.23           14.95           11.48         11.64
                        -----       ------          ------          ------          ------        ------
Weighted
average-seasoned        11.54%       24.00%          21.90%          14.59%          16.77%        16.48%
trusts (d)
                        =====       ======          ======          ======          ======        ======

1999-1                   4.58%(b)    14.67%(c)       13.74%           5.73%           9.47%         9.13%
1999-2                   3.33 (b)    10.67 (c)        9.67            9.95            7.16          7.46
1999-3                   2.08 (b)     6.67 (c)        6.11            2.14            5.90          5.47
1999-4                   0.83 (b)     2.67 (c)        2.46            0.00            4.14          3.64


(a) Ramping to 13% over 24 months
(b) Ramping to 10% over 24 months
(c) Ramping to 24% over 18 months
(d) Seasoned trusts have been established for one year or more

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

RESULTS OF OPERATIONS
---------------------

Summary Financial Results
(dollars in thousands, except per share data)

                                     Three Months Ended                          Nine Months Ended
                                          March 31,                                   March 31,
                                     ------------------          Percentage     ------------------        Percentage
                                     2000          1999           Increase      2000          1999         Increase
                                     ----          ----           --------      ----          ----         --------
Total revenues .............       $34,146        $22,969           48.7%     $92,563        $61,209         51.2%
Total expenses .............       $27,621        $17,487           58.0%     $73,458        $45,078         63.0%
Net income .................       $ 3,915        $ 3,509           11.6%     $11,463        $10,427          9.9%

Return on average equity ...         24.19%         27.48%                      24.35%         28.88%
Return on average assets ...          3.06%          4.45%                       3.29%          4.84%

Earnings per share:
   Basic ...................       $  1.16        $  0.95           22.1%     $  3.32        $  2.82         17.7%
   Diluted .................       $  1.12        $  0.92           21.7%     $  3.23        $  2.74         17.9%
Dividends declared per share       $  0.08        $  0.05           60.0%     $  0.22        $ 0.115         91.3%

         Net Income. For the third quarter of fiscal 2000, net income increased $0.4 million, or 11.6%, to $3.9 million from $3.5 million for the third quarter of fiscal 1999. Basic earnings per common share increased to $1.16 on average common shares of 3,375,000 compared to $0.95 per share on average common shares of 3,703,000 for the third quarter of fiscal 1999. Diluted earnings per common share increased to $1.12 on average common shares of 3,502,000 compared to $0.92 per share on average common shares of 3,806,000 for the third quarter of fiscal 1999.

         For the nine months ended March 31, 2000, net income increased $1.1 million, or 9.9%, to $11.5 million from $10.4 million for the nine months ended March 31, 1999. Basic earnings per common share increased to $3.32 on average common shares outstanding of 3,451,000 compared to $2.82 per share on average common shares outstanding of 3,700,000 for the nine months ended March 31, 1999. Diluted earnings per common share increased to $3.23 on average common shares outstanding of 3,538,000 compared to $2.74 per share on average common shares outstanding of 3,810,000 for the nine months ended March 31, 1999.

         Increases in net income and earnings per share primarily resulted from the growth in the volume of loans originated and securitized during the periods, interest accretion earned on interest-only strips and increases in the collection of fee income due to growth in loans and leases available for sale and securitized loans and leases for which servicing was retained, referred to as the total managed portfolio.

         All fiscal 1999 average common share and per share amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999, and paid on September 27, 1999.

         In the first quarter of fiscal 2000, the quarterly dividend was increased by 40.0% to $0.07 per share from $0.05 per share. In January, 2000 the quarterly dividend was increased an additional 14.3% to $0.08 per share. The common dividend payout ratio based on diluted earnings per share was 7.1% for the third quarter of fiscal 2000, compared to 5.4% for the third quarter of fiscal 1999.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

As previously reported, our Board of Directors authorized the repurchase of up to 10% of the outstanding shares of our common stock. On January 24, 2000, the Board of Directors authorized the repurchase of an additional 338,000 shares, representing 10.0% of the then outstanding shares. In the third quarter of fiscal 2000, 18,000 shares were repurchased representing 0.5% of the outstanding shares. For the first nine months of fiscal 2000, 258,910 shares were repurchased representing 7.2% of the outstanding shares at the beginning of the fiscal year. The impact of the share repurchase program was an increase of diluted earnings per share by $0.05 and $0.09 for the three and nine-month periods ended March 31, 2000, respectively.

         Total Revenues. For the third quarter of fiscal 2000, total revenues increased $11.1 million, or 48.7%, to $34.1 million from $23.0 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, total revenues increased $31.4 million, or 51.2%, to $92.6 million from $61.2 million for the first nine months of fiscal 1999. Growth in total revenue was the result of increased gains on sales of loans and leases in the first nine months of fiscal 2000, increases in interest accretion earned on our interest-only strips, increases in interest and fees collected on loans and leases originated, and increases in servicing income due to the growth of the total managed portfolio.

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $6.0 million, or 34.4%, to $23.4 million for the third quarter of fiscal 2000 from $17.4 million in the third quarter of fiscal 1999. The increase was the result of selling $264.0 million of loans through securitizations in the third quarter of fiscal 2000, including, $27.2 million of business purpose loans and $236.8 million of home equity loans compared to $16.4 million of business purpose loans, $168.6 million of home equity loans and $19.0 million of equipment leases in the third quarter of fiscal 1999.

         For the nine months ended March 31, 2000, gain on sale of loans and leases increased $17.2 million, or 37.6%, to $63.0 million from $45.8 million for the nine months ended March 31, 1999. The increase was the result of the securitization of $78.9 million of business purpose loans and $622.9 million of home equity loans. Securitizations in the first nine months of fiscal 1999 included $41.7 million of business purpose loans, $423.3 million of home equity loans and $67.7 million of equipment leases.

         Gain on sale of loans and leases as a percentage of loans and leases securitized was 8.9% in fiscal 2000, compared to 8.7% in fiscal 1999. Factors impacting the gain percentage included increases in the relative percentage of business purpose loans to home equity loans securitized. Business purpose loans have a higher coupon rate, which results in an increased value of our residual interests in the pool of securitized loans. In addition, due to increases in the volume of loans originated with prepayment fees, we have reduced the annual prepayment rate assumption on business loans and lengthened the ramping rate for prepayments on home equity loans for fiscal 2000 securitizations. These factors which increased the gain on sale as a percentage of loans and leases securitized were offset by the impact of the January 1, 1999 adoption of the Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. In accordance with the provisions of SFAS No. 134, as of January 1, 1999 we reclassified our retained interests from trading securities to available-for-sale securities. As available-for-sale securities, subsequent adjustments to the fair value of retained interests are recorded in stockholders' equity and reported as a component of comprehensive income. The adoption of SFAS No. 134 did not have a material effect on our financial condition, but reduced gains on sale by $5.9 million pre-tax in the first six months of fiscal 2000. Fair value adjustments in the third quarter of both fiscal 2000 and 1999 were recognized as a component of comprehensive income.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

The following schedule details our loan and lease originations (in thousands):

                                                 Three Months Ended            Nine Months Ended
                                                      March 31,                     March 31,
                                              ------------------------     -----------------------
                                                2000            1999         2000           1999
                                              --------        --------     --------      ---------
                 Business purpose loans     $   28,815      $   16,771   $   81,056      $  42,721
                 Home equity loans             265,966         169,725      700,294        500,121
                 Equipment leases                   22          24,441       19,631         76,745
                                            ----------      ----------   ----------      ---------

                                            $  294,803      $  210,937   $  800,981      $ 619,587
                                            ==========      ==========   ==========      =========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $12.0 million, or 71.8%, to $28.8 million for the third quarter of fiscal 2000 from $16.8 million in the third quarter of fiscal 1999. For the nine months ended March 31, 2000, loan originations increased $38.4 million, or 89.7%, to $81.1 million from $42.7 million for the nine months ended March 31, 1999. This increase was attributable to geographic expansion of American Business Credit's lending program as well as refocused marketing efforts. In the third quarter of fiscal 2000, American Business Credit launched a web site, www.abceasyloan.com in order to increase its distribution channels for business purpose loans.

         Home equity loans originated by our Consumer Mortgage Group, which includes Upland Mortgage, New Jersey Mortgage and Investment Corp. and Processing Service Center Inc., increased $96.3 million, or 56.7%, to $266.0 million for the third quarter of fiscal 2000 from $169.7 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, loan originations increased $200.2 million, or 40.0%, to $700.3 million from $500.1 million for the nine months ended March 31, 1999. The Consumer Mortgage Group has redirected its marketing mix to focus on targeted direct mail, which delivers more leads at a lower cost than broadcast marketing channels. The Consumer Mortgage Group has continued to phase in advanced Internet technology through its web site www.UplandMortgage.com. In addition to the ability to take online loan applications and utilize an automated rapid credit approval process, both of which reduce time and manual effort required for loan approval, the site features our proprietary patent-pending Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog.

         Interest and Fees. Interest and fee income for the third quarter of fiscal 2000 increased $0.5 million, or 10.6%, to $4.7 million from $4.2 million in the third quarter of fiscal 1999. For the nine months ended March 31, 2000, interest and fee income increased $1.5 million, or 11.8%, to $14.2 million from $12.7 million for the nine months ended March 31, 1999. Interest and fee income consists primarily of interest income earned on loans and leases while held in our portfolio, premiums earned on loans sold with servicing released and other ancillary fees collected in connection with loan and lease originations.

         Interest income decreased $0.1 million, or 6.0%, to $1.7 million for the third quarter of fiscal 2000 from $1.8 million in the third quarter of fiscal 1999. During the nine months ended March 31, 2000, interest income decreased $0.5 million, or 7.5%, to $5.3 million from $5.8 million for the nine months ended March 31, 1999. The decreases are attributable to a shortening of the time loans remain on our balance sheet prior to securitization.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         Fee income increased $0.6 million, or 23.0%, to $3.0 million from $2.4 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, fee income increased $2.0 million, or 27.8%, to $8.9 million from $6.9 million for the nine months ended March 31, 1999. The increases for the three and nine-month periods were the result of increases in the volume of loans originated during the periods.

         Interest Accretion on Interest-only Strips. Interest accretion represents the interest component of cash flows received on interest-only strips. Interest accretion of $4.8 million and $11.9 million was earned in the three-month and nine-month periods ended March 31, 2000, respectively, compared to $0.3 million and $0.7 million in the three-month and nine-month periods ended March 31, 1999, respectively. The increases in interest accretion reflect the growth in interest-only strips and the maturing of the interest-only strip portfolio in terms of generating cash flow.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights assets recorded at the time loans and leases are securitized. For the third quarter of fiscal 2000, servicing income increased $0.2 million, or 23.2%, to $1.2 million from $1.0 million for the third quarter of fiscal 1999. These balances are comprised of cash collections of contractual servicing and other ancillary fees of $3.7 million, net of amortization of servicing rights of $2.5 million for the three months ended March 31, 2000 and collections of contractual servicing and other ancillary fees of $2.5 million net of amortization of servicing rights of $1.5 million for the three months ended March 31, 1999. For the nine months ended March 31, 2000, servicing income increased $1.4 million, or 73.5%, to $3.4 million from $2.0 million for the nine months ended March 31, 1999. These balances were comprised of cash collections of contractual servicing and other ancillary fees of $12.0 million net of amortization of contractual servicing rights of $8.6 million for the nine months ended March 31, 2000 and collections of contractual servicing and other ancillary fees of $5.7 million net of amortization of servicing rights of $3.7 million for the nine months ended March 31, 1999.

         As an annualized percentage of the average managed portfolio, servicing income for the quarter decreased to 0.31%, from 0.49% in the prior year. The servicing income annualized percentage for the first nine months of fiscal 2000 was 0.34%, compared to 0.39% for the first nine months of fiscal 1999. These decreases were the result of a decrease in the percentage of loans prepaying from the third quarter of fiscal 1999. In the three-month period ended March 31, 2000, prepayment fees collected as a percentage of the average managed portfolio were 0.08% compared to 0.13% for the three-month period ended March 31, 1999. In addition, amortization of the servicing asset was increased for certain securitizations based on an analysis of actual ancillary fee collection experience for each pool of loans in the securitization trust. In the three-month period ended March 31, 2000, amortization as a percentage of the average managed portfolio was 0.21% compared to 0.17% for the three-month period ended March 31, 1999.

         Total Expenses. For the third quarter of fiscal 2000, total expenses increased $10.1 million, or 58.0%, to $27.6 million from $17.5 million for the third quarter of fiscal 1999. Total expenses increased $28.4 million, or 63.0%, to $73.5 million for the nine months ended March 31, 2000 as compared to $45.1 million for the nine months ended March 31, 1999. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt and borrowings used to fund loan and lease originations and increases in sales and marketing, and general and administrative expenses related to growth in loan originations, the growth of the total managed portfolio and the continued building of support area infrastructure and internet capabilities.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         Interest Expense. For the third quarter of fiscal 2000, interest expense increased $4.0 million, or 65.1%, to $10.1 million from $6.1 million for the third quarter of fiscal 1999. The increase was attributable to an increase in the amount of subordinated debt outstanding during the third quarter of fiscal 2000, the proceeds of which were used to fund loan originations, the costs of originating loans and investments in systems technology and Internet capabilities required to position us for future growth. Average subordinated debt outstanding during the three months ended March 31, 2000 was $300.2 million compared to $166.7 million during the three months ended March 31, 1999. Average interest rates paid on subordinated debt outstanding increased to 9.96% during the three months ended March 31, 2000 from 9.32% during the three months ended March 31, 1999. Rates offered on subordinated debt increased in response to general increases in market rates and to attract funds with a longer average maturity. The average outstanding balances under warehouse lines were $111.5 million during the three months ended March 31, 2000, compared to $130.5 million during the three months ended March 31, 1999. This decrease was due to the increased utilization of proceeds from the sale of subordinated debt to fund loan originations.

         During the first nine months of fiscal 2000 interest expense increased $10.5 million, or 67.0%, to $26.2 million from $15.7 million for the nine months ended March 31, 1999. Average subordinated debt outstanding during the nine months ended March 31, 2000 was $260.0 compared to $143.5 during the nine months ended March 31, 1999. The average outstanding balances under warehouse and other credit lines were $110.5 during the nine months ended March 31, 2000 compared to $99.2 during the nine months ended March 31, 1999. Average interest rates paid on subordinated debt increased to 9.67% for the first nine months of fiscal 2000 from 9.31% during the comparable nine-month period. Average rates paid on subordinated debt for the fiscal 2000 nine-month period increased due to the factors listed above.

         Provision for Credit Losses. The provision for credit losses on portfolio loans and leases for the third quarter of fiscal 2000 decreased $0.2 million, or 38.9%, to $0.3 million from $0.5 million for the quarter ended March 31, 1999. The decrease was due to decreased net charge-offs in the three months ended March 31, 2000 which resulted in a lower provision required to maintain the allowance for credit losses. Net charge-offs were $0.2 million in the three months ended March 31, 2000 compared to $0.5 million in the three months ended March 31, 1999. The difference between the two three-month period's charge-offs was attributable to losses on securitized loans and leases absorbed on our books in the third quarter of fiscal 1999. The provision for credit losses on portfolio loans and leases for the nine months ended March 31, 2000 increased $0.3 million, or 39.6%, to $1.0 million as compared to $0.7 million for the nine months ended March 31, 1999. The increase in the provision for the nine-month period was due to the recording of additional reserves for delinquent leases in the second quarter of fiscal 2000. See "Managed Portfolio Quality - loss experience" for further detail.

         An allowance for credit losses for portfolio loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $0.5 million at March 31, 2000 compared to $0.7 million at June 30, 1999. The changes in the allowance for credit losses are due primarily to the write off of $1.0 million of equipment lease receivables in fiscal 2000.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

The following table summarizes the changes in the allowance for credit losses by loan and lease type (in thousands).

                                         Business           Home
                                         Purpose           Equity           Equipment
Three Months Ended March 31, 2000         Loans             Loans            Leases             Total
                                         -------           -------           -------           -------
Balance at beginning of  period          $    23           $   160           $   156           $   339
Provision for credit losses                  108               (12)              235               331
(Charge-offs) recoveries, net                (86)               --              (115)             (201)
                                         -------           -------           -------           -------

Balance at end of period                 $    45           $   148           $   276           $   469
                                         =======           =======           =======           =======

                                         Business           Home
                                         Purpose           Equity           Equipment
Nine Months Ended March 31, 2000          Loans             Loans             Leases            Total
                                         -------           -------           -------           -------

Balance at beginning of  period          $    26           $   243           $   433           $   702
Provision for credit losses                  192                (1)              849             1,040
(Charge-offs) recoveries, net               (173)              (94)           (1,006)           (1,273)
                                         -------           -------           -------           -------

Balance at end of period                 $    45           $   148           $   276           $   469
                                         =======           =======           =======           =======

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

         Sales and Marketing Expenses. For the third quarter of fiscal 2000, sales and marketing expenses increased $0.3 million, or 4.3%, to $6.1 million from $5.8 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, sales and marketing expenses increased $4.8 million, or 32.2%, to $19.9 million from $15.1 million for the nine months ended March 31, 1999. The increase for the three and nine-month periods ended March 31, 2000 was primarily attributable to increases in marketing efforts through targeted direct mail programs for our loan products. These targeted programs are considered to be more cost effective than the television and radio advertising campaigns utilized into the second quarter of fiscal 2000. In addition, we increased the use of newspaper and periodical advertising to generate additional sales of our subordinated debt securities. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations and sales of subordinated debt securities.

         General and Administrative Expenses. For the third quarter of fiscal 2000, general and administrative expenses increased $4.5 million, or 116.0%, to $8.3 million from $3.8 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, general and administrative expenses increased $9.1 million, or 91.3%, to $19.0 million from $9.9 million for the nine months ended March 31, 1999. The increases were primarily attributable to increases in rent, telephone, office supplies and equipment, expenses associated with real estate owned, professional fees, investments in systems and technology and other expenses incurred as a result of the previously discussed growth in loan originations, the volume of total loans and leases managed during fiscal 2000 and the continued building of support area infrastructure and Internet capabilities.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

BALANCE SHEET INFORMATION


Balance Sheet Data:
(in thousands, except per share data)

                                                                        March 31,         June 30,
                                                                          2000              1999
                                                                      ------------      ----------
Cash and cash equivalents                                             $  45,399         $   22,395
Loan and lease receivables, net:
      Available for sale                                                 33,259             33,776
      Other                                                              10,819              6,863
Interest-only and residual strips                                       258,772            178,218
Receivable for sold loans and leases                                     62,651             66,086
Servicing rights                                                         66,081             43,210
Total assets                                                            533,757            396,301

Subordinated debt                                                       329,038            211,652
Warehouse lines and other notes payable                                  57,302             58,691
Total liabilities                                                       467,265            338,055
Total stockholders' equity                                               66,492             58,246

Book value per common share                                           $   19.62         $    16.24
Debt to tangible equity (a)                                               9.16x              7.83x
Adjusted debt to tangible equity (b)                                      7.01x              7.01x
Subordinated debt to tangible equity                                       6.4x               4.9x
Interest-only and residual strips to adjusted tangible equity (c)          2.6x               2.5x

(a)  Total liabilities to tangible equity.
(b)  Total liabilities less cash and secured borrowings to tangible equity.
(c) Interest-only and residual strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.

         Total assets increased $137.5 million, or 34.7%, to $533.8 million at March 31, 2000 from $396.3 million at June 30, 1999 primarily due to increases in cash, interest-only and residual strips and servicing rights.

         Cash increased $23.0 million, or 102.7%, to $45.4 million from $22.4 million due to an increase in sales of subordinated debt during the quarter.

         Interest-only and residual strips, which are residual interests created in connection with securitizations, increased $80.6 million, or 45.2%, to $258.8 million from $178.2 million at June 30, 1999. We completed $711.0 million in loan securitizations during fiscal 2000, resulting in the recording of $81.9 million of interest-only and residual strips. In addition, for the first nine months of fiscal 2000, interest accretion and increases in the fair value of interest-only and residual strips were $11.9 million and $0.5 million, respectively. These increases were offset by cash flow received during the nine-month period from securitization trusts of $34.5 million. Cash receipts on interest-only and residual strips include required purchases of additional overcollateralization of $20.7 million for the nine months ended March 31, 2000. Total overcollateralization balances included in interest-only and residual strips were $69.6 million at March 31, 2000.

         Servicing rights increased $22.9 million, or 52.9%, to $66.1 million from $43.2 million at June 30, 1999, due to the recording of $31.4 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights of $8.6 million for the nine months ended March 31, 2000.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         Total liabilities increased $129.2 million, or 38.2%, to $467.3 million from $338.1 million at June 30, 1999 due primarily to an increase in subordinated debt outstanding. For the first nine months of fiscal 2000 subordinated debt increased $117.4 million, or 55.5%, to $329.0 million due to net sales of subordinated debt used to fund loan originations, the costs of originating loans, and investments in systems and technology. Subordinated debt was 6.4 times tangible equity at March 31, 2000, compared to 4.9 times as of June 30, 1999. See "Liquidity and Capital Resources" for further detail.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, REO and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                            March 31, 2000         December 31, 1999       September 30, 1999
                                         -------------------     --------------------     --------------------
      Delinquency by Type                   Amount       %          Amount       %           Amount       %
                                         ------------  -----     -----------    -----     -----------    -----
Business Purpose Loans
Total managed portfolio.............     $    205,590            $   185,820              $   165,827
                                         ============            ===========              ===========
Period of delinquency

    31-60 days......................     $      1,302   .63%     $       605     .33%     $       710     .43%
    61-90 days......................              990   .48            1,328     .71            1,165     .70
    Over 90 days....................           10,903  5.30            8,729    4.70            8,732    5.27
                                         ------------  -----     -----------    -----     -----------    -----
    Total delinquencies.............     $     13,195  6.41%     $    10,662    5.74%     $    10,607    6.40%
                                         ============  =====     ===========    =====     ===========    =====
REO.................................     $      2,314            $     3,211              $     3,434
                                         ============            ===========              ===========
Home Equity Loans
Total managed portfolio.............     $  1,356,772            $ 1,155,438              $ 1,006,075
                                         ============            ===========              ===========
Period of delinquency

    31-60 days......................     $      5,965   .44%     $     8,272     .72%     $     5,614     .56%
    61-90 days......................            4,814   .35            5,371     .46            4,807     .48
    Over 90 days....................           28,068  2.07           27,505    2.38           20,379    2.02
                                         ------------  -----     -----------    -----     -----------    -----
    Total delinquencies.............     $     38,847  2.86%     $    41,148    3.56%     $    30,800    3.06%
                                         ============  =====     ===========    =====     ===========    =====
REO.................................     $     12,146            $    10,221              $     8,873
                                         ============            ===========              ===========
Equipment Leases
Total managed portfolio.............     $    134,854            $   155,282              $   168,973
                                         ============            ===========              ===========
Period of delinquency

    31-60 days......................     $        597   .44%     $       612     .39%     $       300     .18%
    61-90 days......................              524   .39              379     .24              236     .14
    Over 90 days....................              885   .66              817     .53            2,011    1.19
                                         ------------  -----     -----------    -----     -----------    -----
    Total delinquencies.............     $      2,006  1.49%     $     1,808    1.16%     $     2,547    1.51%
                                         ============  =====     ===========    =====     ===========    =====
              Combined

Total managed portfolio.............     $  1,697,216            $ 1,496,540              $ 1,340,875
                                         ============            ===========              ===========
Period of delinquency

    31-60 days......................     $      7,864   .46%     $     9,489     .63%     $     6,624     .50%
    61-90 days......................            6,328   .37            7,078     .47            6,208     .46
    Over 90 days....................           39,856  2.35           37,051    2.48           31,122    2.32
                                         ------------  -----     -----------    -----     -----------    -----
    Total delinquencies.............     $     54,048  3.18%     $    53,618    3.58%     $    43,954    3.28%
                                         ============  =====     ===========    =====     ===========    =====
REO.................................     $     14,460   .85%     $    13,432     .90%     $    12,307     .92%
                                         ============  =====     ===========    =====     ===========    =====
Losses (recoveries) experienced
    during the  3 month
    period(a)(b)
    Loans...........................     $        751   .21%     $       686     .22%     $       770     .28%
                                                       =====                    =====                    =====
    Leases..........................              212   .67%             893    2.62%              (9)   (.03)%
                                         ============  =====     ===========    =====     ===========    =====
    Total managed portfolio.........     $        963   .25%     $     1,579     .46%     $       761     .25%
                                         ============  =====     ===========    =====     ===========    =====

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $575,000 ($201,000 from charge-offs through the allowance for credit losses and $374,000 for write-downs of REO). Losses absorbed by loan securitization trusts were $388,000 for the three months ended March 31, 2000. Losses recorded on our books were $1.1 million and losses absorbed by loan securitization trusts were $517,000 for the three months ended December 31, 1999. Losses recorded on our books were $10,000 and losses absorbed by securitization trusts were $751,000 for the three months ended September 30, 1999.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

         Delinquent loans and leases- Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $54.0 million at March 31, 2000 compared to $53.6 million at December 31, 1999 and $44.0 million at September 30, 1999. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") were 3.18% at March 31, 2000 compared to 3.58% at December 31, 1999 and 3.28% at September 30, 1999 on a total managed portfolio of $1.7 billion at March 31, 2000, $1.5 billion at December 31, 1999 and $1.3 billion at September 30, 1999. Delinquent loans and leases in the available for sale portfolio (which are included in total delinquencies) at March 31, 2000 were $1.0 million, or 3.0%. In addition, at March 31, 2000, $2.3 million, or 6.9% of portfolio loans were on non-accrual status. See "Risk Factors" in our Form 10-K for further discussion of risks associated with potential increases in delinquencies.

         Published statistics gathered from a national sample of sub-prime mortgage companies by the Mortgage Information Corporation, have shown that delinquency rates averaged 14.39% as of September 1999, as compared to our current mortgage delinquency rate of 3.33% and September 30, 1999 delinquency rate of 3.53%. Even when calculating our delinquency rates on a twelve-month trailing basis, our delinquency rates were 5.3% at March 31, 2000, 6.1% at December 31, 1999, and 6.2% at September 30, 1999. We believe that our delinquency rate is in part the result of our centralized credit underwriting structure, adherence to written underwriting standards and emphasis on collections. Our collection processes are based on early identification of loans and leases that have become credit problems, followed by an evaluation and implementation of appropriate action to work out these loans and leases.

         Real estate owned- Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $14.5 million, or 0.85% of the total managed portfolio at March 31, 2000 compared to $13.4 million or 0.90% and $12.3 million or 0.92%, respectively, at December 31, 1999 and September 30, 1999. The increase in the volume of REO reflects the seasoning of the portfolio and the results of loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs. Cash for Keys is a program utilized in certain select situations, when collateral values of loans support the action, a delinquent borrower may be offered a monetary payment in exchange for the deed to a property held as collateral for a loan. This process eliminates the need to initiate a formal foreclosure process, which could take many months.

         Included in total REO at March 31, 2000 was $1.8 million recorded in our financial statements, and $12.7 million in loan securitization trusts. Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in our financial statements at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

         Loss experience- During the third quarter of fiscal 2000, we experienced net loan and lease charge-offs in our total managed portfolio of $1.0 million. On an annualized basis, net loan charge-offs for the third quarter of fiscal 2000 represent 0.25% of the total managed portfolio. Loss severity experience on delinquent loans generally has ranged from 5% to 15% of principal and loss severity experience on REO generally has ranged from 25% to 30% of principal. The business purpose and home equity loans we originate have average loan-to-value ratios of 61.0% and 78.0%, respectively, and the predominant share of our home mortgage products are first liens as opposed to junior lien loans. We believe these factors may mitigate certain potential losses on our managed portfolio.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

The following table summarizes the cumulative net loss experience by loan securitization trusts. Net losses (net recoveries)

                      Cumulative Losses                     Original Pool Balance
                       (in thousands)                           (in millions)            Cumulative Loss Percentage
           -----------------------------------   ------------------------------------ ---------------------------------
            Business      Home                   Business       Home                  Business    Home                   Combined
  Trust     Purpose      Equity     Combined      Purpose      Equity     Combined    Purpose     Equity    Combined    Annualized
---------- ----------   ---------  -----------   ----------- ----------- ------------ ---------- --------- ------------ ----------
 1996-1    $   69      $      11   $        80   $   13     $       9     $     22     0.53%       0.12%        0.36%      0.09%
 1996-2       218             88           306       16            24           40     1.36        0.37         0.77       0.24
 1997-1       104            302           406       22            53           75     0.47        0.57         0.54       0.18
 1997-2        (8)           353           345       23            77          100    (0.03)       0.46         0.35       0.13
 1998-1       139            417           556       16            89          105     0.87        0.47         0.53       0.25
 1998-2         -            389           389       15           105          120        -        0.37         0.32       0.18
 1998-3         -            157           157       17           183          200        -        0.09         0.08       0.05
 1998-4       (27)           218           191        9            71           80    (0.30)       0.31         0.24       0.17
 1999-1        41             12            53       16           169          185     0.26        0.01         0.03       0.03
 1999-2       (23)             4           (19)      30           190          220    (0.08)          -        (0.01)     (0.01)
 1999-3         -             10            10       28           194          222        -        0.01            -       0.01
 1999-4         -              -             -       25           197          222        -           -            -          -
           -------     ----------  -----------   --------   ----------    ---------
           $  513      $   1,961   $     2,474   $  230     $   1,361     $  1,591
           =======     ==========  ===========   ========   ==========    =========

Weighted average cumulative loss percentages for all securitization trusts:

Business purpose               0.22%
Home equity                    0.14%
Combined                       0.16%

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

         Due to the current rising interest rate environment, we expect the challenge to originate loans at rates that will maintain our current level of profitability will increase. In addition, recent movements in market interest rates may negatively impact the profitability of our securitizations due to increases in rates demanded in the asset backed securities markets. We are continuously monitoring market rate fluctuations, our product pricing, actions of our competition and market trends in order to best manage these changes and maintain our current profitability on loan originations and securitizations.

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

         Hedging strategies may be utilized in an attempt to mitigate the effect of changes in interest rates on fixed-rate loan and lease portfolios between the date of origination and the date of securitization. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. The gain or loss derived from these hedging transactions is deferred and recognized as an adjustment to the gain on sale of loans and leases when the loans and leases are securitized. During the three month and nine month periods ended March 31, 2000, respectively, cash losses of $0.2 million and cash gains of $0.8 million were incurred on hedging transactions (futures contracts), and were recognized as a component of the gain on sale recorded on securitizations during the periods. At March 31, 2000 we had open hedge contracts for the short-sale of $50.0 million of U.S. Treasury securities. Unrealized losses on these contracts were $0.2 million at period end.

         In the future, we intend to expand the types of derivative financial instruments we use to hedge interest rate risk. The U.S. Treasury Department has embarked on a repurchase program as a result of budget surpluses resulting in less liquidity in the Treasury market. The asset backed security market is moving toward pricing that is based on the Eurodollar and the interest rate swap markets. As a result, we plan to incorporate Eurodollar futures and interest rate swaps as part of our future hedging strategy. We believe the correlation between hedging instruments and securitization pricing will strengthen under this new pricing convention.

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

         Interest-only and Residual Strips and Servicing Rights - A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At March 31, 2000, $143.6 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 9.38% of total debt issued by loan securitization trusts. From December 31, 1999 to March 31, 2000 increases in one-month LIBOR resulted in a decrease in the fair value of our interest-only and residual strips of $0.1 million.

           American Business Financial Services, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (continued)

Decreases for the nine months ended March 31, 2000 were $2.9 million. In accordance with generally accepted accounting principles, the changes in fair value were recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings.

         A significant decline in market interest rates could increase the level of loan prepayments, thereby decreasing the size of the total managed loan and lease portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of the related interest-only and residual strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only and residual strips and servicing rights are periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. It is estimated that a 100 basis point increase in prepayment rates would decrease the fair value of interest-only and residual strips by approximately $6.8 million and the fair value of servicing rights by approximately $1.6 million.

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

         Subordinated Debt - We also experience interest rate risk to the extent that as of March 31, 2000 approximately $149.9 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

LIQUIDITY AND CAPITAL RESOURCES

         Our business requires continual access to short and long-term sources of debt financing. Our cash requirements include the funding of loan and lease originations, payment of interest expense, funding of over-collaterization requirements in connection with our securitizations, payment of operating expenses and funding of capital expenditures. We rely on borrowings such as subordinated debt and warehouse credit facilities to fund these business activities. At March 31, 2000, a total of $329.0 million of subordinated debt was outstanding, and credit facilities totaling $323.1 million were available, of which $81.8 million was drawn upon.

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

Subject to economic, market and interest rate conditions, we intend to continue to transact additional securitizations of our loan portfolio. Any delay or impairment in our ability to securitize loans and leases, as a result of market conditions or otherwise, could adversely affect our results of operations.

         To a limited extent, we intend to continue to augment the interest and fee income earned on loan and lease portfolios by selling loans and leases either at the time of origination or from our portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         Subordinated Debt Securities - During the third quarter of fiscal 2000, we sold $62.8 million in principal amount of subordinated debt securities, net of redemptions, with maturities ranging between one day and ten years. As of March 31, 2000, $329.0 million of subordinated debt was outstanding. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 15, 1999, we registered $300.0 million of subordinated debt, of which $170.0 million was available for future issuance at March 31, 2000. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities. We intend to meet our obligation to repay such debt as it matures with income from operations, including securitization or sale of loans or leases, cash flows from interest-only and residual strips, working capital and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities - The following is a description of the warehouse and other credit facilities utilized to fund the origination of loans and leases prior to securitization and for other operating purposes as of March 31, 2000. All of these facilities are senior in right of payment to our subordinated debt (in thousands).

                                                                           Amount                 Amount
                                                                          Committed              Utilized
                                                                         ----------             ---------
Warehouse revolving line of credit, expiring August 2000:                $  150,000
     On balance sheet warehouse facility                                                        $   4,493
     Off balance sheet conduit facility                                                            21,407
Warehouse revolving line of credit, expiring October 2000                   150,000                31,774
                                                                         ----------            ----------

Total warehouse facilities                                                  300,000                57,674
                                                                         ----------            ----------

Revolving line of credit, expiring December 2000                              5,000                 5,000
Repurchase agreement                                                          4,677                 4,677
Commercial paper conduit for lease  production,  maturity matches
underlying leases                                                            13,401
     On balance sheet lease funding facility                                                       10,659
     Off balance sheet conduit facility                                                             2,742
                                                                         ----------            ----------

Total credit facilities                                                  $  323,078            $   81,752
                                                                         ==========            ==========

         The warehouse revolving lines of credit are secured by loan and lease receivables. The other credit facilities are secured with certain residual interests in securitization trusts. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At March 31, 2000, we are in compliance with the terms of all loan covenants.

         In March of 2000 one of our warehouse lines of credit was amended to provide for the sale of loans into an off balance sheet conduit facility. In March 2000, $21.4 million of loans were sold to this facility.

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

Year 2000 Update

         Prior to December 31, 2000 the Company had performed certain activities to ensure our information technology systems and those of our significant vendors were Year 2000 compliant. Since January 1, 2000 there have been no disruptions to our operations due to Year 2000 related events.

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

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

Exhibit
Number   Description of Agreement
------   ------------------------

10.l 2000-1 Securitization Agreement - the Sale and Servicing Agreement, dated as of March 1, 2000, by and among Prudential Securities Secured Financing Corporation, ABFS Mortgage Loan Trust 2000-1, Chase Bank of Texas, N.A., as collateral agent, The Chase Manhattan Bank, as indenture trustee and American Business Credit, Inc., as servicer.

10.2 The Sale and Servicing Agreement dated as of March 1, 2000 by and Among ABFS Millenium, Inc., as Depositor, American Business Credit, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage and New Jersey Mortgage and Investment Corp., as Originators, American Business Financial Services, Inc., as Guarantor, ABFS Mortgage Loan Warehouse Trust, as Issuer, American Business Credit, Inc., as Servicer, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.

27       Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: May 12, 2000     BY: /s/ Albert W. Mandia
                           ---------------------------------------------------
                           Albert W. Mandia
                           Executive Vice President and Chief Financial Officer

          American Business Financial Services, Inc. and Subsidiaries


                                 Exhibit Index


Exhibit
Number   Description of Agreement
------   ------------------------

10.l 2000-1 Securitization Agreement - the Sale and Servicing Agreement, dated as of March 1, 2000, by and among Prudential Securities Secured Financing Corporation, ABFS Mortgage Loan Trust 2000-1, Chase Bank of Texas, N.A., as collateral agent, The Chase Manhattan Bank, as indenture trustee and American Business Credit, Inc., as servicer.

10.2 The Sale and Servicing Agreement dated as of March 1, 2000 by and Among ABFS Millenium, Inc., as Depositor, American Business Credit, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage and New Jersey Mortgage and Investment Corp., as Originators, American Business Financial Services, Inc., as Guarantor, ABFS Mortgage Loan Warehouse Trust, as Issuer, American Business Credit, Inc., as Servicer, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.

27       Financial Data Schedule