Form 10-K
period 2000-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2000-10-10
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

       For the fiscal year ended June 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

       Commission File No. 000-22474
                           ---------

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                ------------------------------------------------
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

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [ ] YES [X] NO

         The aggregate market value of the 3,323,674 shares of common stock, $.001 par value per share, held by non-affiliates of the Registrant as of September 15, 2000 was $35.9 million.

         The number of shares outstanding of the Registrant's sole class of common stock as of September 15, 2000 was 3,323,674 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Proxy Statement for 2000 Annual Meeting of Stockholders

                                     Part I

Item 1.   Business

Forward Looking Statements

         Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "are expected to," "will continue to," "is anticipated," "estimate," "projected," "intends to" or other similar words. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties described under "Risk Factors" as well as other portions of this Annual report on Form 10-K, which could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this Form 10-K. You should not place undue reliance on any forward-looking statement.

General

         American Business Financial Services, Inc. is a diversified financial services company operating throughout the United States. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. Through our principal direct and indirect subsidiaries, we originate, service and sell:

         o loans to businesses secured by real estate and other business assets, which we refer to in this document as business purpose loans;

         o mortgage loans which are secured by first and second mortgages on single-family residences and which do not satisfy the eligibility requirements of Fannie Mae, Freddie Mac or similar buyers which we refer to in this document as home equity loans; and

         o mortgage loans which are secured by first mortgages on one-to four-unit residential properties, most of which satisfy the eligibility requirements of Fannie Mae and Freddie Mac, which are referred to in this document as conventional first mortgage loans.

         In addition, we have entered into business arrangements with several financial institutions. According to these business arrangements, we purchase home equity loans that meet our underwriting criteria but do not meet the underwriting guidelines of the selling institution for loans it holds in its portfolio. The loans are originated by the selling institution and immediately sold to us. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization. We refer to these business arrangements in this document as the Bank Alliance Program.

         Prior to December 31, 1999, we also originated equipment leases. Effective December 31, 1999, we de-emphasized the leasing origination business as a result of our strategy of focusing on our most profitable lines of business. We are continuing to service the remaining leases in our managed portfolio, which totaled $119.0 million in gross receivables at June 30, 2000. We may from time to time consider originating or purchasing new leases.

         Our loan customers fall primarily in two categories. The first category of customers includes credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations. These institutions have historically provided loans only to individuals with the most favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit histories and/or unverifiable income. The second category of customers includes borrowers who would qualify for loans from traditional lending sources but who still prefer to use our products and services. Our experience has indicated that these borrowers are attracted to our loan products as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan requests. Historically, both categories of customers have been willing to pay our origination fees and interest rates even though they are generally higher than those charged by traditional lending sources. Leases in our managed portfolio were typically made to small businesses or proprietorships with less than 100 employees and favorable credit histories.

         We were incorporated in Delaware in 1985 and we began operations in 1988, initially offering business purpose loans secured by real estate through our subsidiary, American Business Credit.

         The ongoing securitization of our loans is a central part of our current business strategy. A securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case, loans, to a trust in exchange for certificates, notes or other securities issued by the trust and representing an undivided interest in the trust assets. The transfer to the trust could involve a sale or pledge of the financial assets depending on the particular transaction. Next, we sell a portion of the certificates, notes or other securities to investors for cash. Often the originator of the loans retains servicing rights, which is the right to service the loans for a fee. The originator may also retain an interest in the cash flows generated by the securitized loans, which is subordinate to the regular interest sold to investors. This interest in the cash flows generated by the securitization is called an interest-only strip. Through June 30, 2000, we had securitized an aggregate of $2.3 billion of loans and leases, consisting of $305.7 million of business purpose loans, $1.8 billion of home equity loans, and $161.6 million of equipment leases. We retain the servicing rights on all securitized loans and leases. See "Business-- Securitizations."

         In addition to securitizations, we fund our operations with subordinated debt that we offer from our principal operating office located in Pennsylvania and branch offices located in Florida and Arizona. We offer this debt without the assistance of an underwriter or dealer. At June 30, 2000, we had $390.7 million in subordinated debt outstanding. This debt had a weighted average interest rate of 10.7% and a weighted average maturity of 23 months as of June 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         We continue to explore a variety of strategic options to broaden our product offerings and reduce our cost of funds. To achieve these goals, we may consider various electronic commerce initiatives, the acquisition of other finance companies or related companies, the purchase of portfolios of loans, the issuance of secured credit cards, the origination and servicing of loans insured by the Small Business Administration and the engagement of independent NASD registered brokers to assist in the sale of the subordinated debt securities. We cannot assure you that we will engage in any of the activities listed above or the impact of those activities on our financial condition or results of operations.

         Our principal executive office is located at 103 Springer Building, 3411 Silverside Road, Wilmington, Delaware 19810. The telephone number at that address is (302) 478-6160. Our principal operating office is located at Balapointe Office Centre, 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania 19004. The telephone number at the Balapointe Office Centre is (610) 668-2440. We maintain a site on the World Wide Web at www.abfsonline.com. The information on our web site is not and should not be considered part of this document.

Subsidiaries

         As a holding company, our activities have been limited to:

            o  holding the shares of our operating subsidiaries, and

            o  raising capital for use in the subsidiaries' lending operations.

         ABFS is the parent holding company of American Business Credit, Inc. and its primary subsidiaries, HomeAmerican Credit, Inc. (doing business as Upland Mortgage), Processing Service Center, Inc., American Business Leasing, Inc., Tiger Relocation Company (formerly ABC Holdings Corporation), and New Jersey Mortgage and Investment Corp. and its subsidiary, Federal Leasing Corp.

         American Business Credit, a Pennsylvania corporation incorporated in 1988 and acquired by us in 1993, originates, services and sells business purpose loans. HomeAmerican Credit, a Pennsylvania corporation incorporated in 1991, originates and sells home equity loans. HomeAmerican Credit acquired Upland Mortgage Corp. in 1996 and since that time has conducted business as "Upland Mortgage." Upland Mortgage also purchases home equity loans through the Bank Alliance Program. Processing Service Center processes home equity loan applications for financial institutions as part of the Bank Alliance Program. Incorporated in 1994, American Business Leasing commenced operations in 1995 and currently services equipment leases held in our managed portfolio.

         New Jersey Mortgage and Investment Corp., a New Jersey corporation organized in 1938 and acquired by us in October 1997, is currently engaged in the origination and sale of home equity loans, as well as conventional first mortgage loans. New Jersey Mortgage originates loans secured by real estate. These loans are originated through New Jersey Mortgage's network of six branch sales offices and three satellite offices. New Jersey Mortgage has been offering mortgage loans since 1939. We currently sell conventional first mortgage loans originated by American Household Mortgage, a division of New Jersey Mortgage, in the secondary market with servicing released. We also securitize home equity loans originated by New Jersey Mortgage pursuant to our current securitization program.

         New Jersey Mortgage's wholly-owned subsidiary, Federal Leasing Corp., is a Delaware corporation which was organized in 1974. Federal Leasing Corp. currently services leases previously originated and sold through securitization.

         Tiger Relocation Company, formerly ABC Holdings Corporation, a Pennsylvania corporation, was incorporated in 1992 to hold properties acquired through foreclosure.

         We also have numerous special purpose subsidiaries that were incorporated solely to facilitate our securitizations. Some of those companies are Delaware investment holding companies. None of these corporations engage in any business activity other than holding the subordinated certificate, if any, and the interest-only strips created in connection with securitizations completed. See "-- Securitizations."

         Our newly formed subsidiary, Upland Corporation, has filed an application with the Federal Deposit Insurance Corporation, and the Utah Department of Financial Institutions, for a Utah Industrial Loan Corporation charter. If regulatory approval is obtained, the industrial loan charter would allow us to originate residential mortgage loan products under one centralized jurisdiction. The industrial loan subsidiary would also provide us with the ability to offer home equity lines of credit with card access, Small Business Administration guaranteed business loans, and FDIC-insured certificates of deposit. No assurance can be given as to whether or during what time period the necessary regulatory approvals will be obtained or the conditions that would be imposed in connection with these approvals.

         The following chart sets forth our basic organizational structure and our primary subsidiaries(a).


             ------------------------------------------------------------------
                                            ABFS
             ------------------------------------------------------------------
                                      (Holding Company)
                            (Issues subordinated debt securities)
             ------------------------------------------------------------------


             ------------------------------------------------------------------
                               AMERICAN BUSINESS CREDIT, INC.
             ------------------------------------------------------------------
                      (Originates and services business purpose loans)
             ------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                               HOMEAMERICAN
                               CREDIT, INC.
         NEW JERSEY               d/b/a            PROCESSING        AMERICAN           TIGER
        MORTGAGE AND             UPLAND             SERVICE          BUSINESS        RELOCATION
      INVESTMENT CORP.          MORTGAGE          CENTER, INC.    LEASING, INC.        COMPANY
------------------------------------------------------------------------------------------------------
      (Originates and        (Originates,       (Processes Bank     (Services     (Holds foreclosed
          services           purchases and          Alliance        equipment        real estate)
        conventional         services home          Program          leases)
       first mortgage      equity loans) (b)      home equity
      and home equity                                loans)
          loans)
-----------------------

-----------------------
         FEDERAL
       LEASING CORP.
-----------------------
        (Services
    equipment leases)
-----------------------

---------------------
(a) In addition to the corporation pictured above, we organized at least one special purpose corporation for each securitization.
(b) Loans purchased by Upland Mortgage represents loans acquired through the Bank Alliance Program.

Lending and Leasing Activities

         General. The following table sets forth information concerning our loan and lease origination, purchase and sale activities for the periods indicated.

                                                                    Year Ended June 30,
                                                        ---------------------------------------------
                                                             2000           1999           1998
                                                        --------------- -------------- --------------
                                                                   (dollars in thousands)
Loans/Leases Originated/Purchased
      Business purpose loans..........................       $ 106,187     $ 64,818         $ 52,335
      Home equity loans...............................         949,014      634,820          328,089
      Conventional first mortgage loans...............          42,607       66,519           33,671
      Equipment leases................................          19,631       96,289           70,480

Number of Loans/Leases
      Business purpose loans..........................           1,198          806              632
      Home equity loans...............................          13,544        8,629            5,292
      Conventional first mortgage loans...............             267          403              218
      Equipment leases................................           1,020        4,138            3,350

Average Loan/Lease Size
      Business purpose loans..........................       $      89     $     80         $     83
      Home equity loans...............................              70           74               62
      Conventional first mortgage loans...............             160          165              154
      Equipment leases................................              19           23               21


Weighted Average Interest Rate
      Business purpose loans..........................          15.99%       15.91%           15.96%
      Home equity loans...............................          11.28%       11.05%           11.95%
      Conventional first mortgage loans...............           8.75%        7.67%            8.22%
      Equipment leases................................          11.25%       11.40%           12.19%

Weighted Average Term (in months)
      Business purpose loans..........................             171          169              172
      Home equity loans...............................             259          261              244
      Conventional first mortgage loans...............             345          322              340
      Equipment leases................................              50           50               49


Loans/Leases Sold
      Business purpose loans..........................       $ 104,503     $ 71,931         $ 54,135
      Home equity and conventional first
         mortgage loans...............................         990,606      613,069          322,459
      Equipment leases................................           9,263       92,597           59,700

Number of Loans/Leases Sold
      Business purpose loans..........................           1,163          911              629
      Home equity and conventional first mortgage
         loans........................................          13,190        8,074            4,753
      Equipment leases................................             459        4,363            3,707

Weighted Average Rate on Loans/Leases.................          11.63%       11.30%           11.63%


         The following table sets forth information regarding the average loan-to-value ratios for loans we originated during the periods indicated.

                                                                            Years Ending June 30,
                                                                      ----------------------------------
   Loan Type                                                           2000           1999         1998
                                                                      ------         ------       ------
   Business purpose loans..................................            60.9%          61.5%        60.5%
   Home equity loans.......................................            78.9           78.0         76.6
   Conventional first mortgage loans.......................            83.7           78.0         79.9

         The following table shows the geographic distribution of our loan and lease originations and purchases during the periods indicated.

                                                      Year Ended June 30,
                          ----------------------------------------------------------------------------
                              2000          %              1999        %              1998         %
                          ----------     ------         --------    ------         ---------    ------
New York.............       $300,380      26.88%        $163,580     18.97%         $ 54,907     11.31%
New Jersey...........        184,123      16.48          236,976     27.48           128,025     26.38
Pennsylvania.........        130,928      11.72          139,992     16.23           150,048     31.06
Florida..............         87,872       7.86           61,312      7.11            23,905      4.93
Illinois.............         43,181       3.86           27,663      3.21                --        --
Ohio.................         42,561       3.81           17,155      1.99                --        --
Georgia..............         40,230       3.60           59,395      6.89            23,084      4.76
Virginia.............         27,722       2.48           17,126      1.99            13,138      2.71
Massachusetts........         27,138       2.43               --        --                --        --
Maryland.............         24,582       2.21           19,625      2.28            11,748      2.42
North Carolina.......         23,826       2.13           13,648      1.58             5,144      1.06
Connecticut..........         18,769       1.68           14,052      1.63             5,964      1.23
Delaware.............         13,012       1.16           14,254      1.65            10,823      2.23
Other................        153,115      13.70           77,668      9.01            57,789     11.93
                          ----------     ------         --------    ------         ---------    ------
     Total...........     $1,117,439     100.00%        $862,446    100.00%        $ 484,575    100.00%
                          ==========     ======         ========    ======         =========    ======

         Business Purpose Loans. Through our subsidiary, American Business Credit, we currently originate business purpose loans on a regular basis in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia through a network of salespeople and through our business loan web site, www.abceasyloan.com. We focus our marketing efforts on small businesses who do not meet all of the credit criteria of commercial banks and small businesses that our research indicates may be predisposed to using our products and services.

         We originate business purpose loans to corporations, partnerships, sole proprietors and other business entities for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition and debt-consolidation. We do not target any particular industries or trade groups and, in fact, take precautions against concentration of loans.

in any one industry group. All business purpose loans generally are collateralized by a first or second mortgage lien on a principal residence of the borrower or a guarantor of the borrower or some other parcel of real property, such as office buildings, apartment buildings, or mixed use buildings owned by the borrower. In addition, in most cases, these loans are further collateralized by personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business

         Our business purpose loans generally ranged from $15,000 to $500,000 and had an average loan size of approximately $89,000 for the loans originated during fiscal 2000. Generally, our business purpose loans are made at fixed rates and for terms ranging from five to 15 years. We generally charge origination fees for these loans of 5.0% to 6.0% of the original principal balance. The weighted average interest rate charged on the business purpose loans originated by us was 15.99% for fiscal 2000. The business purpose loans we originated during the past fiscal year had a weighted average loan-to-value ratio, based solely upon the real estate collateral securing the loans, of 60.9%. We originated $106.2 million of business purpose loans during fiscal 2000.

         Generally, we compute interest due on our outstanding loans using the simple interest method. Where permitted by applicable law, we generally impose a prepayment fee. Although prepayment fees imposed vary based upon applicable state law, the prepayment fees on our business purpose loan documents generally amount to a significant portion of the outstanding loan balance. We believe that such prepayment terms tend to extend the average life of our loans by discouraging prepayment which makes these loans more attractive for securitization. Whether a prepayment fee is imposed and the amount of such fee, if any, is negotiated between the individual borrower and American Business Credit prior to closing of the loan.

         During fiscal 2000, we launched an Internet loan distribution channel under the name www.abceasyloan.com. The www.abceasyloan.com web site provides borrowers with convenient access to the business loan application process, 7 days a week, 24 hours a day. We believe that the addition of this distribution channel maximizes the efficiency of the application process and could reduce our transaction costs in the future to the extent the volume of loan applications received via the web page increases. Throughout the loan processing period, borrowers who submit applications online are supported by our staff of highly trained loan officers.

         Home Equity Loans. We originate home equity loans through our Consumer Mortgage Group which includes Upland Mortgage and New Jersey Mortgage. We also purchase loans through Processing Service Center, Inc. We originate home equity loans primarily to credit-impaired borrowers through various channels including retail marketing which includes telemarketing operations, direct mail, radio and television advertisements as well as through our interactive web site, www.UplandMortgage.com. We entered the home equity loan market in 1991. Currently, we are licensed to originate home equity loans in 47 states throughout the United States.

         Home equity loans originated and funded by our subsidiaries are generally securitized. In addition, we may sell home equity loans to one of several third party lenders, at a premium and with servicing released.

         Home equity loan applications are obtained from potential borrowers over the phone, in writing, in person or over the Internet through our interactive web site. The loan request is then processed and closed. The loan processing staff generally provides its home equity borrowers with a loan approval within 24 hours and closes its home equity loans within approximately ten to fifteen days of obtaining a loan approval.

         Home equity loans generally range from $10,000 to $250,000 and had an average loan size of approximately $70,000 for the loans originated during fiscal 2000. During fiscal 2000, we originated $949.0 million of home equity loans. Generally, home equity loans are made at fixed rates of interest and for terms ranging from five to 30 years. Such loans generally have origination fees of approximately 2.0% of the aggregate loan amount. For fiscal 2000, the weighted average interest rate received on such loans was 11.28% and the weighted average loan-to-value ratio was 78.9% for loans originated during this period. We attempt to maintain our interest and other charges on home equity loans competitive with the lending rates of other finance companies and banks. Where permitted by applicable law, a prepayment fee may be negotiated with the borrower and is generally charged to the borrower on the prepayment of a home equity loan except in the event the borrower refinances a home equity loan with us.

         Beginning in fiscal 1996, through Upland Mortgage and in conjunction with Processing Service Center, Inc., we entered into exclusive business arrangements with financial institutions which provide for Upland Mortgage's purchase of home equity loans that meet our underwriting criteria but do not meet the underlying guidelines of the selling institutions for loans held in portfolio. This program is called the Bank Alliance Program. The Bank Alliance Program is designed to provide an additional source of home equity loans. This program targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines have generally provided mortgage financing only to the most credit-worthy borrowers. This program allows these financial institutions to originate loans to credit-impaired borrowers in order to achieve community reinvestment goals and to generate fee income and subsequently sell such loans to Upland Mortgage. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization. We believe that the Bank Alliance Program is a unique method of increasing our production of home equity loans.

         Under this program, a borrower who fails to meet a financial institution's underwriting guidelines for portfolio loans will be referred to Processing Service Center, Inc. which will process the loan application and underwrite the loan pursuant to Upland Mortgage's underwriting guidelines. If the borrower qualifies under Upland Mortgage's underwriting standards, the loan will be originated by the financial institution and subsequently sold to Upland Mortgage.

         Since the introduction of this program, we have entered into agreements with 31 financial institutions to provide us with the opportunity to underwrite, process and purchase loans generated by the branch networks of such institutions which consist of over 1,500 branches located in various states throughout the country. During fiscal 2000, Upland Mortgage purchased approximately $53.4 million of loans pursuant to this program. We intend to continue to expand the Bank Alliance Program with financial institutions across the United States.

         During fiscal 1999, we launched an Internet loan distribution channel under the name www.UplandMortgage.com. Through this interactive web site, borrowers can examine available loan options, calculate interest payments, and submit an application via the Internet. The Upland Mortgage Internet platform provides borrowers with convenient access to the mortgage loan application process, 7 days a week, 24 hours a day. Throughout the loan processing period, borrowers who submit applications online are supported by our staff of highly trained loan officers. During fiscal 2000, we continued to phase in advanced Internet technology through our web site, www.UplandMortgage.com. In addition to the ability to take online loan applications and utilize an automated rapid credit approval process, both of which reduce time and manual effort required for loan approval, the site features our proprietary software, Easy Loan Wizard, which provides personalized services and solutions to retail customers through interactive web dialog. We have applied to the U.S. Patent and Trademark Office to patent this product.

         Conventional First Mortgage Loans. We began offering conventional first mortgage loans in October 1997 in connection with our acquisition of New Jersey Mortgage. New Jersey Mortgage has been originating mortgage loans since 1939. We originate conventional first mortgage loans and sell them in the secondary market with servicing released. Our conventional first mortgage lending market area is primarily the eastern region of the United States. We originated $42.6 million of conventional first mortgage loans during fiscal 2000.

         The conventional first mortgage loans are secured by one-to four-unit residential properties located primarily in the eastern region of the United States. These properties are generally owner-occupied single family residences but may also include second homes and investment properties. These loans are generally made through American Household Mortgage, a division of New Jersey Mortgage, to borrowers with favorable credit histories and are underwritten pursuant to Freddie Mac or Fannie Mae standards to permit their sale in the secondary market; however, we also originate first mortgage loans which do not meet the Freddie Mac or Fannie Mae standards for sale in the secondary market. Some of these first mortgage loans have balances in excess of $252,700 and are commonly referred to as jumbo loans.

         New Jersey Mortgage typically sells such loans to third parties with servicing released. New Jersey Mortgage also originates Federal Housing Authority, the FHA, and Veterans Administration, the VA, loans which are subsequently sold to third parties with servicing released. This means that we do not generally retain the right to collect and service these loans after they are sold. New Jersey Mortgage originates such loans for sale in the secondary market.

         Equipment Leases. Prior to December 31, 1999, we also originated equipment leases. Effective December 31, 1999, we de-emphasized the leasing origination business as a result of our strategy of focusing on our most profitable lines of business. We are continuing to service the remaining leases in our managed portfolio, which totaled $119.0 million in gross receivables at June 30, 2000 and we may from time to time consider originating or purchasing new leases. Equipment leases held in our portfolio included leases to corporations, partnerships, other entities and sole proprietors on various types of business equipment including, but not limited to, computer equipment, automotive repair equipment, construction equipment, commercial equipment, medical equipment and industrial equipment.

         Generally, our equipment leases consist of two types: (i) finance leases which have a term of 12 to 60 months and provide a purchase option exercisable by the lessee at $1.00 or 10% of the original equipment cost at the termination of the lease, and (ii) fair market value or true leases which have a similar term, but provide a purchase option exercisable by the lessee at the fair market value of the equipment at the termination of the lease. Our equipment leases generally range in size from $2,000 to $250,000, with an average lease size of approximately $19,000 for the leases originated during fiscal 2000. Our leases generally had maximum terms of seven years. The weighted average interest rates received on leases for fiscal 2000 was 11.25%. During fiscal 2000, we originated $19.6 million of equipment leases. Generally, the interest rates and other terms and conditions of our equipment leases are competitive with the leasing terms of other leasing companies in our market area.

         There are risks inherent in holding a portfolio of leases which are different than those risks inherent in our mortgage lending activities. See "-- Risk Factors -- If we experience losses in the value of our leased equipment securing the leases we hold, our profitability may be reduced."

         Prepayment Fees. Historically, we charged prepayment fees on a significant percentage of our business purpose loans and on less than 50% of our home equity loans. We currently charge prepayment fees on substantially all of our business purpose loans, and have increased the percentage of home equity loans originated with prepayment fees to approximately 85%. Home equity loans comprise approximately 90% of all loans we originate and the remaining 10% are business purpose loans. The type of prepayment fee we obtain on a home equity loan is generally a certain percentage of the outstanding principal balance of the loan. One typical prepayment fee provides for a fee of 5% of the outstanding principal loan balance if paid within the first three years after the loan's origination and 2% of the outstanding principal loan balance if prepaid between three and five years after the loan's origination and no prepayment fee if the loan is prepaid after five years from the date of origination. In the case of business purpose loans, the prepayment fee generally amounts to a significant portion of the outstanding principal loan balance and is most often calculated on the basis of the Rule of 78s formula, also known as the "sum of the digits" method.

         Our ability to charge a prepayment fee is sometimes impacted by state law, with respect to both home equity loans and business purpose loans. In the case of home equity loans which have a "balloon" payment feature, whenever possible, we use the Federal Alternative Mortgage Transactions Parity Act of 1982 referred to as the Parity Act to preempt state laws which limit or restrict prepayment fees. In states which have overridden the Parity Act and in the case of some fully amortizing home equity loans, state laws may restrict prepayment fees either by the amount of the prepayment fee or the time period during which it can be imposed. Similarly, in the case of business purpose loans, some states prohibit or limit prepayment fees where the loan is below a specific dollar threshold or is secured by residential real property.

Marketing Strategy

         We concentrate our marketing efforts primarily on two potential customer groups. One group, based on historical profiles, has a tendency to select our loan products because of our personalized service and timely response to loan requests. The other group is comprised of credit-impaired borrowers who satisfy our underwriting guidelines. We also market conventional first mortgage loans to borrowers with favorable credit histories. See "-- Risk Factors - Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio which could result in a reduction in profits."

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

         We market business purpose loans through various forms of advertising, our business loan web site, www.abceasyloan.com and a direct sales force. Advertising media used includes large direct mail campaigns and newspaper and radio advertising. Our commissioned sales staff, which consists of full-time highly trained salespersons, is responsible for converting advertising leads into loan applications. We use a proprietary training program involving extensive and on-going training of our lending officers. Our sales staff uses significant person-to-person contact to convert advertising leads into loan applications and maintains contact with the borrower throughout the application process. See "-- Lending and Leasing Activities - Business Purpose Loans."

         We market home equity loans through telemarketing, radio and television advertising, direct mail campaigns and through our web site, www.UplandMortgage.com. During fiscal 2000, the Consumer Mortgage Group redirected its marketing mix to focus on targeted direct mail, which we believe delivers more leads at a lower cost than broadcast marketing channels. Our integrated approach to media advertising which utilizes a combination of direct mail and Internet advertising is intended to maximize the effect of our advertising campaigns. We also use a network of loan brokers, the Bank Alliance Program and our website as additional sources of loans.

         Our marketing efforts for home equity loans are strategically located throughout the eastern region of the United States. We currently utilize branch offices in various eastern states to market our loans. We intend to open additional sales offices in the future. Loan processing, underwriting, servicing and collection procedures are performed at our centralized operating office located in Bala Cynwyd, Pennsylvania. See "--Lending and Leasing Activities-Home Equity Loans."

         We market conventional first mortgage loans through our network of loan brokers. Our marketing efforts for conventional first mortgage loans are concentrated in the mid-Atlantic region of the United States. In addition, we market conventional first mortgage loans under the name American Household Mortgage. See "--Lending and Leasing Activities - Conventional First Mortgage Loans."

Loan and Lease Servicing

         Generally, we service the loans and leases we hold as available for sale or which we securitize in accordance with our established servicing procedures. Servicing includes collecting and transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities, and selling the real estate or other collateral that is acquired. At June 30, 2000, our total managed portfolio included approximately 32,000 loans and leases with an aggregate outstanding balance of $1.9 billion. We generally receive contractual servicing fees for our servicing responsibilities. In addition, we receive other ancillary fees related to the loans and leases serviced. Our servicing and collections activities are centralized at the processing center located at our operating office in Bala Cynwyd, Pennsylvania.

         In servicing loans and leases, we typically send an invoice to obligors on a monthly basis advising them of the required payment and its due date. We begin the collection process immediately after a borrower fails to make a monthly payment. When a loan or lease becomes 45 to 60 days delinquent, it is referred to our legal collection group for the initiation of foreclosure proceedings or other legal remedies. In addition, after a loan or lease becomes 61 days delinquent, our loss mitigation unit becomes involved. Our loss mitigation unit tries to reinstate a delinquent loan or lease, seek a payoff, or occasionally enter into a modification agreement with the borrower to avoid foreclosure. All proposed work-out arrangements are evaluated on a case-by-case basis, based upon the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If the loan or lease becomes delinquent 61 days or more and a satisfactory work-out arrangement with the borrower is not achieved or the borrower declares bankruptcy, the foreclosure, replevin or other legal action is initiated. Legal action may be initiated prior to a loan or lease becoming delinquent over 60 days if management determines that the circumstances warrant such action.

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

         Our ability to foreclose on some properties may be affected by state and federal environmental laws. The costs of investigation, remediation or removal of hazardous substances may be substantial and can easily exceed the value of the property. The presence of hazardous substances, or the failure to properly eliminate the substances from the property, can hurt the owner's ability to sell or rent the property and prevent the owner from using the property as collateral for a loan. Even people who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person who arranged for the disposal or treatment. See "-- Risk Factors - Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could reduce our profitability."

         As the servicer of securitized loans and leases, we are obligated to advance funds for scheduled payments that have not been received from the borrower unless we determine that our advances will not be recoverable from subsequent collections in respect to the related loans or leases. See "--Securitizations."

Underwriting Procedures and Practices

         Summarized below are some of the policies and practices which are followed in connection with the origination of business purpose loans, home equity loans and conventional first mortgage loans. These policies and practices may be altered, amended and supplemented as conditions warrant. We reserve the right to make changes in our day-to-day practices and policies.

         Our loan underwriting standards are applied to evaluate prospective borrowers' credit standing and repayment ability as well as the value and adequacy of the mortgaged property as collateral. Initially, the prospective borrower is required to fill out a detailed application providing pertinent credit information. As part of the description of the prospective borrower's financial condition, the borrower is required to provide information concerning assets, liabilities, income, credit, employment history and other demographic and personal information. If the application demonstrates the prospective borrower's ability to repay the debt as well as sufficient income and equity, loan processing personnel generally obtain and review an independent credit bureau report on the credit history of the borrower and verification of the borrower's income. Once all applicable employment, credit and property information is obtained, a determination is made as to whether sufficient unencumbered equity in the property exists and whether the prospective borrower has sufficient monthly income available to meet the prospective borrower's monthly obligations.

The following table outlines the key parameters of the primary credit grades contained in our current underwriting guidelines.

----------------------------------------------------------------------------------------------------
                                   "A" Credit Grade                "B" Credit Grade
---------------------------------- ------------------------------- --------------------------------
General Repayment                  Has good credit but might       Pays the majority of accounts
                                   have some minor delinquency.    on time but has some 30-
                                                                   and/or 60-day delinquency.


----------------------------------------------------------------------------------------------------
Existing Mortgage Loans            Current at application time     Current at application time
                                   and a maximum of two 30-day     and a maximum of 4 x 30-day
                                   delinquencies in the past 12    delinquencies in the past 12
                                   months.                         months.
----------------------------------------------------------------------------------------------------
Non-Mortgage Credit                Major credit and installment    Major credit and installment
                                   debt should be current but      debt can exhibit some minor 30
                                   may exhibit some minor 30-day   and/or 60 day delinquency.
                                   delinquency.  Minor credit      Minor credit may exhibit up to
                                   may exhibit some minor          90-day delinquency.
                                   delinquency.
----------------------------------------------------------------------------------------------------
Bankruptcy Filings                 Discharged more than 2 years    Discharged more than 2 years
                                   with reestablished credit.      with reestablished credit.
----------------------------------------------------------------------------------------------------
Debt Service-to-Income             Generally not to exceed 50%.    Generally not to exceed 50%.
----------------------------------------------------------------------------------------------------
Owner Occupied:                    Generally 80% (or 90%) for a    Generally 80% (or 85%) for a 1
Loan-to-value ratio                1-4 family dwelling             to 4 family dwelling
                                   residence;  80% for a           residence;  75% for a
                                   condominium.                    condominium.
----------------------------------------------------------------------------------------------------
Non-Owner Occupied:                Generally 80% for a 1 to 2      Generally 70% for a 1 to 2
Loan-to-value ratio                family dwelling or              family dwelling or condominium;
                                   condominium; 90% for a 3 to 4   70% for a 3 to 4 family.
                                   family.
----------------------------------------------------------------------------------------------------

[RESTUBBED]

-------------------------------------------------------------------------------------------------------
                                    "C" Credit Grade                  "D" Credit Grade
----------------------------------  --------------------------------- ---------------------------------
General Repayment                   Marginal credit history which     Designed to provide a borrower
                                    is offset by other positive       with poor credit history an
                                    attributes.                       opportunity to correct past
                                                                      credit problems through lower
                                                                      monthly payments.
-------------------------------------------------------------------------------------------------------
Existing Mortgage Loans             Cannot exceed four 30-day         Must be paid in full from loan
                                    delinquencies or 2 60-day         proceeds and no more than 120
                                    delinquencies in the past 12      days delinquent.
                                    months.
-------------------------------------------------------------------------------------------------------
Non-Mortgage Credit                 Major credit and installment      Major and minor credit
                                    debt can exhibit some minor 30-   delinquency is acceptable, but
                                    and/or 90-day delinquency.        must demonstrate some payment
                                    Minor credit may exhibit more     regularity.
                                    serious delinquency.

-------------------------------------------------------------------------------------------------------
Bankruptcy Filings                  Discharged more than 2 years      Discharged prior to closing.
                                    with reestablished credit.
-------------------------------------------------------------------------------------------------------
Debt Service-to-Income              Generally not to exceed 55%.      Generally not to exceed 55%.
-------------------------------------------------------------------------------------------------------
Owner Occupied:                     Generally 70% (or 85%) for a 1    Generally 60% (or 70%) for a 1
Loan-to-value ratio                 to 4 family dwelling residence;   to 4 family dwelling residence.
                                    65% for a condominium.

-------------------------------------------------------------------------------------------------------
Non-Owner Occupied:                 Generally 60% for a 1 to 2        N/A
Loan-to-value ratio                 family dwelling or condominium;
                                    60% for a 3 to 4 family.

-------------------------------------------------------------------------------------------------------

         Generally, business purpose loans collateralized by residential real estate must have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) on the properties collateralizing the loans of no greater than 75%. Business purpose loans collateralized by commercial real estate must generally have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) of no greater than 60%. In addition, in substantially all instances, we also receive additional collateral in the form of, among other things, personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets, as available. The business purpose loans we originated had an average loan-to-value ratio of 60.9% based solely on the real estate collateral securing the loan for fiscal 2000.

         The maximum acceptable loan-to-value ratio for home equity loans held as available for sale or securitized is generally 90%. The home equity loans we originated had an average loan-to-value ratio of 78.9% for fiscal 2000. Occasionally, exceptions to these maximum loan-to-value ratios are made if other collateral is available or if there are other compensating factors. From time to time, we make loans with loan-to-value ratios in excess of 90% which may be sold with servicing released. Title insurance is generally obtained in connection with all real estate secured loans.

         We generally do not lend more than 95% of the appraised value in the case of conventional first mortgage loans, other than Federal Housing Authority and Veterans Administration Loans. The conventional first mortgage loans we originated had an average loan-to-value ratio of 83.7% for fiscal 2000. We generally require private mortgage insurance on all conventional first mortgage loans with loan-to-value ratios in excess of 80% at the time of origination in order to reduce our exposure. We obtain mortgage insurance certificates from the FHA on all FHA loans and loan guaranty certificates from the VA on all VA loans regardless of the loan-to-value ratio on the underlying loan amount.

         We believe that the consistent application of the criteria described above may mitigate some of the risks associated with lending to non-conforming borrowers.

         In determining whether the mortgaged property is adequate as collateral, we have each property considered for financing appraised. The appraisal is completed by an independent qualified appraiser and generally includes pictures of comparable properties and pictures of the property securing the loan. With respect to business purpose loans, home equity loans and conventional first mortgage loans, the appraisal is completed by an independent qualified appraiser on a Fannie Mae form.

         Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. As a result, we cannot assure that the market value of the real estate underlying the loans will at any time be equal to or in excess of the outstanding principal amount of those loans. Although we have expanded the geographic area in which we originate loans, a downturn in the economy generally or in a specific region of the country may have an effect on our originations. See "-- Risk Factors - A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure which could reduce our profitability."

Loan Administration Procedures

         We employ a large staff of experienced collectors and supervisors working in shifts to manage non-performing loans. In addition, several in-house collection attorneys and paralegals work closely with these collectors and their managers to optimize collection efforts. The goal of our labor-intensive collections program is to emphasize delinquency prevention.

         In servicing business purpose loans and home equity loans, we typically send an invoice to borrowers on a monthly basis advising them of the required payment and its due date. We begin the collection process immediately after a borrower fails to make a monthly payment. We believe we begin the collection process earlier than lenders who provide financing to credit worthy borrowers. When a loan becomes 45 to 60 days delinquent, it is transferred to a workout specialist in the collections department. The workout specialist tries to reinstate a delinquent loan, seek a payoff, or occasionally enter into a modification agreement with the borrower to avoid foreclosure. All proposed workout arrangements are evaluated on a case-by-case basis, based upon the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If the loan becomes delinquent 61 days or more and a satisfactory workout arrangement with the borrower is not achieved or the borrower declares bankruptcy, the matter is immediately referred to our attorneys for collection. Due to this timing, the foreclosure process on most delinquent loans is commenced before the loan is 100 days past due.

         To our knowledge, we are one of very few lenders that has an in-house legal staff dedicated to the collection of delinquent loans and the handling of bankruptcy cases. As a result, we believe our delinquent loans are reviewed from a legal perspective earlier in the collection process than is the case with loans made by traditional lenders so that troublesome legal issues can be noted and, if possible, resolved earlier. Our in-house legal staff also attempts to find solutions for delinquent loans, other than foreclosure. Every loan is analyzed to compare the property value against the loan balance and solutions are presented to the borrower based on the results of that analysis.

         In those situations where foreclosures are handled by outside counsel, the in-house legal staff manages outside counsel to ensure that the time period for handling foreclosures meets or exceeds established industry standards. Frequent contact between in-house and outside counsel insures that the process moves quickly and efficiently in an attempt to achieve a timely and economical resolution to contested matters.

Securitizations

         Since 1995, we have completed 19 securitization transactions. The 19 pools of loans and leases securitized were comprised of approximately $305.7 million of business purpose loans, approximately $1.8 billion of home equity loans and approximately $161.6 million of equipment leases. During fiscal 2000, we securitized $104.5 million of business purpose loans, $887.9 million of home equity loans and $9.3 million of equipment leases.

         Securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case loans or leases, to a trust in exchange for cash and a retained interest in the securitized loans and leases which is called an interest-only strip. The trust issues multi class securities which derive their cash flows from a pool of securitized loans and leases. These securities, which are senior to our interest-only strips in the trust, are sold to public investors. We also retain servicing on securitized loans and leases. See "--Loan and Lease Servicing."

         As the holder of the interest-only strip received in a securitization, we are entitled to receive excess (or residual) cash flows. These cash flows are the difference between the payments made by the borrowers on the loans and leases and the sum of the scheduled and prepaid principal and pass-through interest paid to the investors in the trust, servicing fees, trustee fees and, if applicable, surety fees. Surety fees are paid to an unrelated insurance entity to provide protection for the trust investors. Overcollateralization is the excess of the aggregate principal balances of loans and leases in a securitized pool over investor interests. Overcollateralization requirements are established to provide additional protection for the trust investors.

         We may be required either to repurchase or to replace loans or leases which do not conform to the representations and warranties we made in the pooling and servicing agreements entered into when the loans or leases are pooled and sold through securitizations. As of June 30, 2000, we had not been required to repurchase or replace any such loans or leases.

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

         While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flows from securitization trusts.

         Our securitizations often include a prefunding option where a portion of the cash received from investors is withheld until additional loans or leases are transferred to the trust. The loans or leases to be transferred to the trust to satisfy the prefund option must be substantially similar in terms of collateral, size, term, interest rate, geographic distribution and loan-to-value ratio as the loans or leases initially transferred to the trust. To the extent we fail to originate a sufficient number of qualifying loans or leases for the prefunded account within the specified time period, our earnings during the quarter in which the funding was to occur would be reduced.

         The securitization of loans and leases generated gains on sale of loans and leases for fiscal 2000 of $90.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitization Accounting Considerations."

         Subject to market conditions, we anticipate that we will continue to securitize business purpose loans and home equity loans. We believe that a securitization program provides a number of benefits by allowing us to diversify our funding base, provide liquidity and lower our cost of funds.

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

         The various segments of our lending businesses are highly competitive. See "-- Risk Factors - Competition from other lenders could adversely affect our profitability."

Regulation

         General. Our business is regulated by both federal and state laws. All home equity and conventional first mortgage loans must meet the requirements of, among other statutes and regulations, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act of 1974, Federal Reserve Board Regulations Z and B and Department of Housing and Urban Development Regulation X.

         Truth in Lending. The Truth in Lending Act and Regulation Z contain disclosure requirements designed to provide consumers with uniform, understandable information about the terms and conditions of loans and credit transactions so that consumers may compare credit terms. The Truth in Lending Act also guarantees consumers a three-day right to cancel some transactions described in the Act and imposes specific loan feature restrictions on some loans including the same type originated by us. We believe that we are in compliance with the Truth in Lending Act in all material respects. If we were found not to be in compliance with the Truth in Lending Act, some aggrieved borrowers could have the right to rescind their loans and/or to demand, among other things, the return of finance charges and fees paid to us. Other fines and penalties can also be imposed under the Truth in Lending Act and Regulation Z.

         Equal Credit Opportunity and Other Laws. We are also required to comply with the Equal Credit Opportunity Act and Regulation B, which prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining specific types of information from loan applicants. Among other things, it also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. We are also required to report statistical information on loan applicants to the Department of Housing and Urban Development which monitors compliance with fair lending laws.

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

         We are also subject to the Real Estate Settlement Procedures Act and Regulation X. These laws and regulations impose limits on the amount of funds a borrower can be required to deposit with us in any escrow account for the payment of taxes, insurance premiums or other charges; limits the fees which may be paid to third parties; and imposes various disclosure requirements.

         We are subject to various other federal and state laws, rules and regulations governing the licensing of mortgage lenders and servicers, procedures that must be followed by mortgage lenders and servicers, and disclosures that must be made to consumer borrowers. Failure to comply with these laws, as well as with the laws described above, may result in civil and criminal liability.

         Several of our subsidiaries are licensed and regulated by the departments of banking or similar entities in the various states in which they are licensed. The rules and regulations of the various states impose licensing and other restrictions on lending activities such as prohibiting discrimination and regulating collection, foreclosure procedures and claims handling, payment features, and, in some cases, these laws fix maximum interest rates and fees. Failure to comply with these requirements can lead to termination or suspension of licenses, rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement actions.

Upland Mortgage and New Jersey Mortgage maintain compliance with the various federal and state laws through its in-house counsel and outside counsel which review their documentation and procedures and monitor and inform them of various changes in the laws.

         The previously described laws and regulations are subject to legislative, administrative and judicial interpretation. Some of these laws and regulations have recently been enacted. Some of these laws and regulations are rarely challenged in or interpreted by the courts. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can make it difficult for us to know what is permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations. See "-- Risk Factors - Our residential lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably."

         Federal and state government agencies have recently begun to consider, and in some instances have adopted, legislation to restrict lenders' ability to charge rates and fees in connection with subprime residential mortgage loans and loans to borrowers with problem credit. This legislation also imposes various loan term restrictions, e.g., limits on balloon loan features. Frequently referred to generally as "predatory lending" legislation, the legislation may limit our ability to impose fees, charge interest rates on consumer loans to those borrowers with problem credit and may impose additional regulatory restrictions on our business.

         The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999, contains comprehensive consumer financial privacy restrictions. The various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act; however, compliance with the new regulations is voluntary until July 1, 2001. These restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about an institution's privacy policies and practices. Second, this act gives consumers the right to prevent the financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. As with any new regulations, we intend to prepare the appropriate disclosures and internal procedures to assure compliance with these new requirements.

         Although we believe that we have implemented systems and procedures to make sure that we comply with regulatory requirements, if more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

         Truth in Savings. If we receive the regulatory approval to operate an industrial loan company, we will offer certificates of deposit through our industrial loan company and will be subject to the disclosure requirements contained in the Truth in Savings Act and Regulation DD which require depository institutions to provide uniform disclosures to consumers about the rates and terms of certificates of deposit and other retail deposit accounts. These disclosures enable consumers to make meaningful comparisons among depository institutions. Failure to comply with these disclosure requirements would subject the depository institution to claims for damages from account holders, as well as, other fines and penalties imposed by the regulatory agencies.

         Federal Deposit Insurance Corporation. If we receive the regulatory approval to operate an industrial loan company, the deposits of our industrial loan company will be insured by the Federal Deposit Insurance Corporation up to limits permitted by applicable law. As such, the Federal Deposit Insurance Corporation will exercise primary regulatory supervision over our industrial loan company. The Federal Deposit Insurance Corporation will also oversee the compliance of our industrial loan company with consumer protection laws and regulations applicable to lending and deposit products, as set forth above. In addition, if we receive regulatory approval to operate an industrial loan company, the Federal Deposit Insurance Corporation will establish the reporting, capital and reserve requirements of our industrial loan company in accordance with the Federal Deposit Insurance Act. Currently, we are unable to predict what capital requirements will be imposed on our industrial loan company. If our industrial loan company fails to comply with the applicable regulatory requirements, the industrial loan company would be subject to enforcement actions by the Federal Deposit Insurance Corporation.

         There are risks inherent in our leasing activities which are different than those risks inherent in our mortgage lending activities. See "--Risk Factors--If we experience losses in the value of our leased equipment securing the leases we hold, our profits may be reduced."

Risk Factors

Since we have historically experienced negative cash flows from our operations and expect to do so in the foreseeable future, our ability to repay the investment notes could be impaired.

         We have historically experienced negative cash flow from operations since 1996 primarily because our strategy of selling loans through securitization requires us to build an inventory of loans over time. During the period we are building this inventory of loans, we incur costs and expenses. We do not recognize a gain on the sale of loans until we complete a securitization, which may not occur until a subsequent period. In addition, our gain on a securitization results from our retained interests in the securitized loans, consisting primarily of interest-only strips, which do not generate cash flow immediately. We expect this negative cash flow from operations to continue in the foreseeable future. Should we continue to experience negative cash flows from operations, it could impair our ability to make principal and interest payments due under the terms of the investor notes. At June 30, 2000, there was $177.7 million of investment notes which will mature through June 30, 2001.

         We obtain the funds to repay the investment notes at their maturities by securitizing our loans, selling whole loans and selling additional investment notes. We may in the future generate cash flows by securitizing or selling interest-only strips and selling servicing rights generated in past securitizations. If we are unable in the future to securitize our loans, to sell whole loans, or to realize cash flows from interest-only strips and servicing rights generated in past securitizations, our ability to repay the investment notes could be impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could result in reduced profits.

         We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon discount rates established by management of our company and prepayment and default assumptions. Together, these two assets represent 59.5% of our total assets at June 30, 2000. The value of our interest-only strips totaled $277.9 million and the value of our servicing rights totaled $74.9 million at June 30, 2000. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using discount rates, established by us, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment which would adversely affect our income in the period of adjustment.

         During the year ended June 30, 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered a permanent fair value adjustment and was recorded as expense in fiscal 2000. The write down also included a charge of $1.9 million for the impact of changes in the one-month LIBOR which was deemed to be permanent. As a result of these changes, we had a loss of $5.0 million for the fourth quarter of fiscal 2000 and reported net income of $6.4 million for the year ended June 30, 2000 as compared to net income of $14.1 million for the year ended June 30, 1999. In addition, we changed the prepayment assumptions used to value our interest-only strips and servicing rights to reflect actual experience. The effect of these changes was a $0.5 million increase in our interest-only strips which is netted in the $12.6 million write down above, and a $0.7 million write down on the value of our servicing rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Since we depend upon the availability of financing to fund our continuing operations, any failure to obtain adequate funding could hurt our profitability.

         For our ongoing operations, we depend upon frequent financings, including the sale of unsecured subordinated debt securities and warehouse credit facilities or lines of credit. If we are unable to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, the lack of adequate funds would reduce our profitability. To the extent that we are not successful in maintaining or replacing existing subordinated debt securities upon maturity, we may have to limit our loan originations or sell loans earlier than intended and restructure our operations. Limiting our originations or earlier sales of loans could reduce our profitability. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio which could result in a reduction in profits.

         We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. Loans made to these borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. Historically, we have experienced a higher rate of delinquencies on loans made to these credit-impaired borrowers as compared to delinquency rates experienced by banks on loans to conforming borrowers. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses in our sold and serviced loans would reduce our profits. See "-- Lending and Leasing Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our reliance upon the sale of our loans through securitization may result in fluctuating operating results.

         In recent periods, a significant portion of our revenue and net income represented gain on the sale of loans and leases in securitization transactions. Operating results for a given period can fluctuate significantly as a result of the timing and size of securitizations. If we do not close securitizations when expected, we could experience a loss for a period. In addition, we rely primarily on securitizations to generate cash proceeds for the repayment of our warehouse credit facilities and origination of additional loans.

         Our ability to complete securitizations depends on several factors, including:

              o conditions in the securities markets generally including market interest rates;
              o conditions in the asset-backed securities markets specifically; and
              o   the credit quality of our managed portfolios.

Any substantial impairment in the size or availability of the market for our loans could result in our inability to continue to originate loans and repay the investment notes upon maturity. See "--Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations."

A change in market interest rates may result in a reduction in our profits.

         Rapid changes, either upward or downward, in interest rates may adversely affect our profits. Any future rise in interest rates may:

         o   reduce customer demand for our products;
         o widen investor spread requirements and increase overcollateralization requirements in future securitizations;
         o   increase our cost of funds;
         o reduce the spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding credit facilities and debt securities;


         o reduce the profit we will realize in securitizations or other sales of loans; and
         o   limit our access to borrowings in the capital market.

         Gain on sale of loans may be unfavorably impacted to the extent that we hold fixed rate mortgages prior to securitization and a change in rates reduces the spread between the average coupon rate on fixed rate loans and the weighted average pass-through rate to investors for interests issued in connection with the securitization. Although the average loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Therefore, if market rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated which would reduce or eliminate our profit on the sale of the loans. In addition, an increase in interest rates could increase interest costs on all sources of borrowed funds and reduce spreads on securitized loans which could negatively impact our liquidity and capital resources by reducing cash flows which would decrease our profitability.

         Since a portion of the certificates issued to investors by securitization trusts are floating rate certificates, the interest rates on these certificates adjust based on an established index plus a spread. The fair value of the excess cash flow we will receive from these trusts would be reduced as a result of any increases in rates paid on the floating certificates. At June 30, 2000, $253.9 million of debt issued by securitization was floating rate debt representing 13.8% of total debt issued by securitization trusts.

If we are not able to sustain the levels of growth in revenues and earnings that we experienced in the past our future profits may be reduced.

         During fiscal 2000, we experienced record levels of total revenue and net income as a result of increases in loan originations and the securitization of loans. Our ability to sustain the level of growth in total revenue and net income experienced in the past depends upon a variety of factors outside our control, including:

         o   interest rates,
         o   conditions in the asset-backed securities markets,
         o   economic conditions in our primary market area,
         o   competition, and
         o   regulatory restrictions.

Our ability to sustain the levels of growth experienced in the past will become increasingly difficult in light of rising interest rates experienced during fiscal 2000 as compared to a falling or stable interest rate environment. If we are unable to sustain our levels of growth, our profits may be reduced. See "A change in market interest rates may result in a reduction in our profits" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Decreasing market interest rates could reduce our profitability due to the length of maturities of our outstanding subordinated debt.

         We are subject to risks associated with changes in interest rates to the extent that we have issued fixed rate subordinated debt securities with scheduled maturities of one to ten years. At June 30, 2000, we had $212.9 million of subordinated debt securities with scheduled maturities greater than one year, which is not subject to early redemption at our option. If market interest rates decrease in the future, the rates paid on our long term subordinated debt could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

If we are unable to continue to successfully implement our business strategy, our revenues may decrease.

         Our business strategy seeks to increase our loan volume through further development of existing markets while maintaining our customary origination fees, the spread between loan interest rates and the interest rates we pay for capital and underwriting criteria. Implementation of this strategy will depend in large part on our ability to:

         o open or expand offices in markets with a sufficient concentration of borrowers who meet our underwriting criteria;
         o   obtain adequate financing on favorable terms;
         o profitably securitize our loans in the secondary market on a regular basis;
         o   hire, train and retain skilled employees;
         o   successfully implement our marketing campaigns; and
         o continue to expand in the face of increasing competition from other lenders.

Our inability to achieve any or all of these factors could impair our ability to implement our business strategy and successfully leverage our fixed costs which could result in a reduction in our revenues. See "--Lending and Leasing Activities."

If loan prepayment rates are higher than anticipated, our profits could be reduced.

         A significant decline in market interest rates could increase the level of loan prepayments, which would decrease the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of the related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment which would result in a reduction in our profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

A decline in real estate values could result in a reduction in originations which could reduce our revenues.

         Our business may be adversely affected by declining real estate values. Any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This reduction in real estate values may reduce the number of loans we are able to make, which will reduce the gain on sale of loans and servicing and origination fees we will collect which could reduce our revenues. See "-- Lending and Leasing Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure which could reduce our profitability.

         Declining real estate values will also increase the loan-to-value ratios of loans we previously made, which in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies and foreclosures generally increase during economic slowdowns or recessions. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. See "--Lending and Leasing Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

If we experience losses in the value of our leased equipment securing the leases we hold, our profitability may be reduced.

         The equipment which secures the leases we hold is subject to the risk of damage, destruction or obsolescence prior to the termination of the lease. In the case of our fair market value leases, lessees may choose not to exercise their option to purchase the equipment for its fair market value at the termination of the lease. When this happens, we may have to sell the equipment to third party buyers at a discount which may result in reduced profitability. See "--Lending and Leasing Activities."

If we are unable to implement an effective hedging strategy, our net income may be reduced.

         We have implemented a hedging strategy in an attempt to mitigate the effect of changes in interest rates on our fixed rate mortgage loans prior to securitization that involves the use of derivative financial instruments such as futures, interest rate swaps and forward pricing of securitizations. An effective hedging strategy is complex and no strategy can completely insulate us from interest rate risk. In fact, poorly designed strategies or improperly executed transactions may increase rather than mitigate interest rate risk. Hedging involves transaction and other costs, and these costs could increase as the period covered by the hedging protection increases or in periods of rising and fluctuating interest rates. In addition, this interest rate hedging strategy may not be effective against the risk that the difference between the treasury rate and the rate needed to attract potential buyers of asset backed securities may widen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

Competition from other lenders could adversely affect our profitability.

         The lending markets that we compete in are highly competitive. Some competing lenders have substantially greater resources, greater experience, lower cost of funds, and a more established market presence than we have. If our competitors increase their marketing efforts to include our market niche of borrowers, we may be forced to reduce the rates and fees we currently charge in order to maintain and expand our market share. Any reduction in our rates or fees could have an adverse impact on our profitability. Our profitability and the profitability of other similar lenders may attract additional competitors into this market. See "Competition."

An economic downturn in the eastern half of the United States could result in reduced profitability.

         We currently originate loans primarily in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn in this region could result in reduced profitability. See "-- Lending and Leasing Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our securitization agreements require us to retain some risk on loans that do not meet the requirements in these agreements which could result in a reduction in profitability.

         Although we sell substantially all of the loans we originate through securitizations, all of the securitization agreements require that we replace or repurchase loans which do not conform to the representations and warranties made by us at the time of sale. Additionally, when borrowers are delinquent in making monthly payments on loans included in a securitization trust, we are required to advance interest payments for the delinquent loans if we deem that the advances will be ultimately recoverable. These advances require funding from our capital resources but have priority of repayment from the succeeding month's collections. See "-- Securitizations."

Our residential lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably.

         Our residential lending business is subject to extensive regulation, supervision and licensing by various state departments of banking or financial services. Our lending business is also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our home equity and conventional first mortgage lending activities. We are also subject to examinations by state departments of banking or financial services in the 47 states where we are licensed with respect to originating, processing, underwriting, selling and servicing home equity loans and conventional first mortgage loans. We are also subject to Federal Reserve Board regulations related to residential mortgage lending and servicing and the Department of Housing and Urban Development regulation and reporting requirements. Failure to comply with these requirements can lead to, among other remedies, termination or suspension of licenses, rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.


         Federal and state government agencies have recently begun to consider, and in some instances have adopted, legislation to restrict lenders' ability to charge rates and fees in connection with subprime residential mortgage loans and loans to borrowers with problem credit. This legislation also imposes various loan term restrictions, e.g., limits on balloon loan features. Frequently referred to generally as "predatory lending" legislation, such legislation may limit our ability to impose certain fees, charge certain interest rates on certain consumer loans and may impose additional regulatory restrictions on our business.

         Although we believe that we have implemented systems and procedures to facilitate compliance with these requirements, more restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive and hinder our ability to operate profitably. See "-- Regulation."

Claims by borrowers or investors could result in reduced profitability.

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

         Although no material claims or legal actions are currently assessed against us, any claims asserted in the future may result in legal expenses, liability and reduced profitability. See "--Legal Proceedings."

We depend on the services of key people, and the loss of any of these people could disrupt our operations and result in reduced profitability.

         The success of our operations depends on the continued employment of our senior level management. If key members of the senior level management were for some reason unable to perform their duties or were to leave us for any reason, we may not be able to find capable replacements which could disrupt operations and result in reduced profitability.

Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could reduce our profitability.

         Our ability to foreclose on the real estate collateralizing our loans may be limited by environmental laws which pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs relating to the contaminated property. While we would not knowingly make a loan collateralized by real property that was contaminated, it is possible that the environmental contamination would not be discovered until after we had made the loan.

         To date there have been three instances where we have determined not to foreclose on the real estate collateralizing a delinquent loan because of environmental considerations. Any losses we may sustain on these three loans will not have a material adverse effect on our profitability.

         In addition to federal or state regulations, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. See "--Loan and Lease Servicing."

Employees

         At June 30, 2000, we employed 911 people on a full-time basis and 43 people on a part-time basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

         Executive Officers Who Are Not Also Directors

         The following is a description of the business experience of each executive officer who is not also a director.

         Beverly Santilli, age 41, is First Executive Vice President, a position she has held since September 1998 and Secretary, a position she has held since our inception. Mrs. Santilli has held a variety of positions including Executive Vice President and Vice President. Mrs. Santilli is also the President of American Business Credit. Mrs. Santilli is responsible for all sales, marketing and day-to-day operation of American Business Credit. Mrs. Santilli is also responsible for human resources of ABFS. Prior to joining American Business Credit and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with that bank's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli.

         Jeffrey M. Ruben, age 37, is Executive Vice President and General Counsel, positions he has held since September 1998. He is also Executive Vice President and General Counsel of some of our subsidiaries, positions he has held since April 1992. Mr. Ruben is responsible for the loan and the lease collections departments, the asset allocation unit and the legal department. Mr. Ruben served as Senior Vice President from April 1992 to September 1998. From June 1990 until he joined us in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations.

Mr. Ruben holds both a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         Albert W. Mandia, age 53, is our Executive Vice President and Chief Financial Officer of ABFS, positions he has held since June 1998 and October 1998, respectively. Mr. Mandia is responsible for all financial, information systems and investor relations functions. From 1974 to 1998, Mr. Mandia was associated with CoreStates Financial Corp. where he last held the position of Chief Financial Officer from February 1997 to April 1998.

         Milt Riseman, age 63, is Chairman of the Consumer Mortgage Group, a position he has held since June 1999. Mr. Riseman is responsible for the sales, marketing and day-to-day operation of Upland Mortgage, including the Upland Mortgage retail operation at the Bala Cynwyd, Pennsylvania headquarters, and the Upland branch operation, which includes 12 offices throughout the United States. He is also responsible for the consumer mortgage web site, www.UplandMortgage.com. Mr. Riseman was President of Advanta Mortgage from February 1994 until 1999. He joined Advanta in 1992 as Senior Vice President, Administration. From 1986 until 1992, Mr. Riseman was President of Citicorp Acceptance Corp. He joined Citicorp in 1965, and in 1978, he moved into general management positions in the bank's New York region.

         Ralph J. Hall, age 51, is Chairman of the Business Alliance Group, a position he held since joining the Company in May 2000. Mr. Hall is responsible for leading the Company's New Jersey Mortgage and Processing Service Center subsidiaries in their business development efforts. He will also lead the growing business opportunities presented by business-to-business commerce. Mr. Hall was President and Chief Executive Officer of GreenPoint Mortgage Corp., North Carolina and Executive Vice President of GreenPoint Bank, New York, from July 1995 to April 2000. From 1992 to 1994, Mr. Hall was General Manager and Chief Operating Officer of GMAC Mortgage Corp., Philadelphia, Pennsylvania. Before joining GMAC Mortgage, he was President and Chief Executive Officer of GMAC Capital Corp. in Utah. Mr. Hall has also held positions with Citicorp, Arthur Anderson & Co., and Shell Oil Company.

Item 2. Properties

         Except for real estate acquired in foreclosure in the normal course of our business, we do not presently hold title to any real estate for operating purposes. The interests which we presently hold in real estate are in the form of mortgages against parcels of real estate owned by our borrowers or their affiliates and real estate acquired through foreclosure.

         We presently lease office space at 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania, just outside the city limits of Philadelphia. We are currently leasing this office space under lease with an annual rental cost of approximately $2.2 million. The current lease term expires on July 31, 2003. We also lease the Roseland, New Jersey office which functions as the headquarters for New Jersey Mortgage and its subsidiary. The Roseland office lease term expires in July 2003 and contains a renewal option for an additional term of five years. The Roseland office facility has a current annual rental cost of approximately $766,000. In addition, we lease branch offices on a short term basis in various cities throughout the United States. We do not believe that the leases for the branch offices are material to our operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

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

         The following table sets forth the high and low sales prices of our common stock for the periods indicated. The stock price information for June 30, 1999 and prior appearing below has been retroactively adjusted to reflect the effect of a 5% stock dividend declared subsequent to June 30, 1999. On September 15, 2000, the closing price of the common stock on the NASDAQ National Market System was $10.81.

                        Quarter Ended                     High            Low
         -----------------------------------------       ------          ------
         June 30, 1998...........................        $24.29          $20.95
         September 30, 1998......................         20.71           11.19
         December 31, 1998.......................         13.70            5.48
         March 31, 1999..........................         14.29           11.67
         June 30, 1999...........................         18.93           10.23
         March 31, 2000..........................         26.00           11.63
         June 30, 2000...........................         18.38            9.88

         As of June 30, 2000, there were approximately 130 record holders and approximately 1,400 beneficial holders of our common stock.

         During fiscal 2000, we paid dividends of $ 0.30 per share on our common stock for an aggregate dividend payment of $1.0 million. During fiscal 1999, we paid $0.165 per share in dividends on our common stock, for an aggregate dividend payment of $0.5 million. During fiscal 1998, we paid dividends of $0.2 million. The payment of dividends in the future is in the sole discretion of our Board of Directors and will depend, among other things, upon earnings, capital requirements and financial condition, as well as other relevant factors.

         On August 18, 1999, our Board of Directors declared a 5% stock dividend paid on September 27, 1999, to stockholders of record as of September 3, 1999. The stock price information in the table above has been adjusted to reflect this stock dividend.

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

Item 6.  Selected Consolidated Financial Data

         You should consider our selected consolidated financial information set forth below together with the more detailed consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document:

                                                                  Year Ended June 30,
                                                --------------------------------------------------
                                                   2000       1999      1998       1997      1996
                                                --------    -------   -------    -------    ------
Statement of Income Data:                         (Dollars in thousands, except per share data)
Revenues:
  Gain on sale of loans and leases..........    $ 90,380    $64,490   $40,778    $19,942   $ 8,721
  Interest and fees.........................      19,400     16,553    17,386      5,584     3,245
  Interest accretion on interest-only strips      16,616      2,021       538        101        --
  Other.....................................       4,250      3,360       633        335       129
                                                --------    -------   -------    -------   -------
Total revenues..............................     130,646     86,424    59,335     25,962    12,095
Total expenses(a)...........................     120,284     64,573    41,445     16,960     8,974
                                                --------    -------   -------    -------   -------
Operating income before income taxes.. .....      10,362     21,851    17,890      9,002     3,121

Income taxes................................       3,938      7,763     6,435      3,062       802
                                                --------    -------   -------    -------   -------
Net income..................................    $  6,424    $14,088   $11,455    $ 5,940   $ 2,319
                                                ========    =======   =======    =======   =======
Per Common Share Data:
Basic earnings per common share(b) .........    $   1.88    $  3.83   $  3.10    $  2.03   $  0.96
Diluted earnings per common share(b)........        1.83       3.72      2.98       1.95      0.96
Cash dividends declared per common share ...        0.30      0.165      0.06       0.06      0.03

----------------------
(a) Includes an interest-only strip fair value adjustment of $12.6 million in the year ended June 30, 2000.

(b) Amounts for the years ended June 30, 1999, 1998, 1997 and 1996 have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999 as if the additional shares had been outstanding for each period presented.

                                                                        June 30,
                                                --------------------------------------------------
                                                   2000       1999      1998       1997      1996
                                                --------    -------   -------    -------    ------
                                                                 (In thousands)
Balance Sheet Data:
Cash and cash equivalents...................    $ 69,751   $ 22,395  $  4,486   $  5,014   $ 5,345
Loan and lease receivables, net
  Available for sale........................      44,132     33,776    62,382     35,712    18,003
  Other.....................................      13,002      6,863     4,096      1,144       534
Interest-only strips........................     277,872    178,218    95,913     37,507    32,639
Receivable for sold loans and leases........      51,283     66,086     2,377        960        26
Servicing rights............................      74,919     43,210    18,472      8,083     5,907
Total assets................................     592,668    396,301   226,551    103,989    46,894
Subordinated debt...........................     390,676    211,652   115,182     56,486    33,620
Total liabilities...........................     530,553    338,055   183,809     73,077    42,503
Stockholders' equity........................      62,115     58,246    42,742     30,912     4,392


                                                                  Year Ended June 30,
                                                --------------------------------------------------
                                                   2000       1999      1998       1997      1996
                                                --------    -------   -------    -------    ------
Other Data:                                      (Dollars in thousands, except per share data)
Originations:
  Business purpose loans ...................   $ 106,187   $ 64,818   $52,335    $38,721   $28,872
  Home equity loans ........................     949,014    634,820   328,089     91,819    36,479
  Conventional first mortgage loans.........      42,607     66,519    33,671         --        --
  Equipment leases..........................      19,631     96,289    70,480      8,004     5,967

Loans and Leases Sold:
  Securitizations...........................   1,001,702    777,598   384,700    115,000    36,506
  Other.....................................     102,670    105,751    51,594      3,817    19,438


Total managed loan and lease
    portfolio...............................   1,918,540  1,176,918   559,398    176,651    59,891

Average loan/lease size:
  Business purpose loans....................          89         80        83         78        78
  Home equity loans.........................          70         74        62         51        47
  Conventional first mortgage loans.........         160        165       154         --        --
  Equipment leases..........................          19         23        21         11        11

Weighted average interest rate on
    Loans and leases originated:
  Business purpose loans....................       15.99%     15.91%    15.96%     15.91%    15.83%
  Home equity loans.........................       11.28      11.05     11.95      11.69      9.94
  Conventional first mortgage loans.........        8.75       7.67      8.22         --        --
  Equipment leases..........................       11.25      11.40     12.19      15.48     17.22

                                                                  Year Ended June 30,
                                                --------------------------------------------------
                                                   2000       1999      1998       1997      1996
                                                --------    -------   -------    -------    ------
Financial Ratios:
Return on average assets....................        1.31%      4.56%     6.93%      7.87%     6.71%
Return on average equity....................       10.29      28.10     31.10      33.65     70.96
Total delinquencies as a
  percentage of total managed portfolio,
  at end of period..........................        2.91       3.19      3.01       2.15      2.30
Real estate owned as a percentage
  of total managed portfolio,
  at end of period..........................        0.68       0.85      0.16       0.34      1.01
Loan and lease losses as a
  percentage of the average
  total managed portfolio
  during the period.........................        0.31       0.12      0.12       0.07      0.33
Pre-tax income as a percentage of
  total revenues............................        7.93      25.28     30.15      33.99     25.81
Ratio of earnings to fixed charges..........        1.26x      1.92x     2.23x      2.56x     1.97x

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial review and analysis of the financial condition and results of operations, for the years ended June 30, 2000, 1999 and 1998 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

         We are a diversified financial services company operating throughout the United States. We originate, sell and service business purpose loans, home equity loans and conventional first mortgage loans through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program whereby we purchase home equity loans from financial institutions that meet our underwriting criteria but do not meet the underlying guidelines of the selling institutions for loans to be held in the portfolio of the selling institutions. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization. Loans originated primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service, and timely response to loan applications. We originate loans through a combination of channels including a centralized processing center located in Bala Cynwyd, Pennsylvania and a retail branch network of 18 offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used to repay existing debt, fund loan originations, our operations and for general corporate purposes.

         Due to increases in market interest rates, we expect our ability to originate loans at rates that will maintain our current level of profitability will become more difficult than during a stable or falling interest rate environment. We are addressing this challenge by carefully monitoring our product pricing, the actions of our competition and market trends in order to continue to originate loans in as profitable a manner as possible. The higher interest rate environment could also unfavorably impact our liquidity and capital resources. Higher interest rates could impact our short-term liquidity by widening investor spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing spreads on our securitized loans which would reduce our cash flows. See "Liquidity and Capital Resources" for a discussion of both long and short term liquidity and "Risk Factors -- If we are not able to sustain the levels of growth in revenues and earnings that we experienced in the past our future profits may be reduced."

         Prior to December 31, 1999 we also originated equipment leases. Effective December 31, 1999, we de-emphasized the leasing origination business in keeping with our strategy of focusing on our most profitable lines of business. We are continuing to service the remaining leases in our managed portfolio, which totaled $119.0 million in gross receivables at June 30, 2000. We may from time to time consider originating or purchasing new leases.

         A recent focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice and the U.S. Department of Housing and Urban Development relates to predatory lending practices by companies in our industry. Sanctions have been imposed on selected industry competitors for practices including, but not limited to, charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. We have reviewed our lending policies in light of these actions against other lenders and we believe we are in compliance with all lending related guidelines. To date, no sanctions or recommendations from governmental regulatory agencies regarding our practices related to predatory lending have been imposed. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability. See "Risk Factors - Our residential lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably."

Securitizations

         In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered a permanent fair value adjustment and was recorded as expense in fiscal 2000. The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be permanent. A portion of the certificates issued to investors by our securitization trusts have floating interest rates based on the value of an adjustable market interest rate index, one-month LIBOR, plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. Additionally, the write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. The fair value of our interest-only strips at June 30, 2000 was $277.9 million. See "Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR.

         The ongoing securitization of loans is a central part of our current business strategy. We sell loans and have in the past sold leases through securitizations with servicing retained. This strategy generates the cash proceeds to repay warehouse and line of credit facilities, to fund additional loan originations and to provide additional sources of revenue through retained mortgage and lease servicing rights. The following table summarizes the volume of loans and leases securitized and whole loan sales for the years ended June 30, 2000, 1999 and 1998 (dollars in millions):

                                                   Year Ended June 30,
                                            -------------------------------
                                              2000         1999       1998
                                            --------      ------     ------
Securitizations:
---------------
Business loans...........................   $  104.5      $ 71.9     $ 54.1
Home equity loans........................      887.9       613.0      270.9
Equipment leases.........................        9.3        92.6       59.7
                                            --------      ------     ------
  Total..................................   $1,001.7      $777.5     $384.7
                                            ========      ======     ======
Whole loan sales.........................   $  102.7      $105.8     $ 51.6
                                            ========      ======     ======
Gain on sale of loans and
  leases through securitizations.........   $   90.4      $ 64.5     $ 40.8

Securitization gains as a
  percentage of total revenues...........       69.2%       74.6%      68.7%
Gains on whole loan sales................   $    1.7      $  2.3     $  2.7

         Our quarterly revenues and net income have fluctuated in the past and may fluctuate in the future principally as a result of the timing, size and profitability of securitizations. The strategy of selling loans through securitizations requires building an inventory of loans and leases over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and their subsequent sale through the securitization process, we have operated on a negative cash flow basis in the past and anticipate that we will continue to do so in the foreseeable future, which could adversely impact our results of operations and financial condition. See "Liquidity and Capital Resources" for a discussion of our liquidity and cash flows and "Risk Factors -- Since we have historically experienced negative cash flows from our operations and expect to do so in the foreseeable future, our ability to repay the investment notes could be impaired."

         Several factors affect our ability to complete securitizations on a profitable basis, including conditions in the securities markets generally, such as, fluctuations in interest rates described below, conditions in the asset-backed securities markets relating to the types of financial assets we originate and credit quality of the managed portfolio of loans. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         Recent movements in market interest rates will negatively impact the profitability of our future securitizations. The profitability of our securitizations may be unfavorably impacted to the extent we hold fixed rate mortgage loans pending securitization and market interest rates increase prior to the securitization of those fixed rate loans. Although the loan coupon rate is fixed at the time the loan is originated, the interest rate paid to investors in the securitization, called the pass-through rate, is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Our gain on sale of loans in a securitization will be reduced if the spread between the average coupon rate on our fixed rate loans, and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization declines. Since our September 1998 mortgage loan securitization, the pass-through rates on the asset-backed securities issued in our securitizations have increased by approximately 1.5%. During this period, the average coupon on our loans securitized has increased 0.7%. The spread between the average coupon rate on the loans and the pass-through rate to investors could be reduced further if, for example, market interest rates continue to increase. Because the coupon on our loans securitized has been relatively high, we have been able to absorb this net reduction in spread and have continued to access the asset-backed securities markets. We estimate that each 0.1% reduction in the spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.25%. See "Interest Rate Risk Management" for further detail. We are continuously monitoring market rate fluctuations, our loan pricing and our hedging strategy in order to attempt to manage these changes and maintain our current level of profitability in connection with the securitization of loans. See "Risk Factors - A change in market interest rates may result in a reduction in our profits."

         In addition, as the spread is reduced, we are required to increase the level of overcollateralization which is required to provide additional protection to trust investors. Decreased spread has contributed to an increase in the required final overcollateralization amount by approximately 1.0% of the initial balance of loans securitized since September 1999. The increase in the overcollateralization amount negatively impacts the timing of the cash flows from the interest-only strips. See "Securitization Accounting Considerations" for a discussion of overcollateralization amounts.

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon estimated discount rates and prepayment and default assumptions. Together, these two assets represent 59.5% of our total assets at June 30, 2000. The value of our interest-only strips totaled $277.9 million and the value of our servicing rights totaled $74.9 million at June 30, 2000. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment which would adversely affect our income in the period of adjustment.

         Our business strategy is dependent upon our ability to identify and emphasize lending related activities that will provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms, profitably securitize our loans on a regular basis and continue to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Whole Loan Sales

         We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the loans' net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees. Gains from these sales are recorded as fee income.

Subordinated Debt and Other Borrowings

         We also rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay subordinated debt. At June 30, 2000, $390.7 million of subordinated debt was outstanding and credit facilities and lines of credit totaling $346.1 million were available, of which $131.8 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund loans prior to securitization.

Securitization Accounting Considerations

         When we securitize our loans and leases by selling them to trusts we receive cash and an interest-only strip, which represents our retained interest in the securitized loans and leases. The trust issues multi-class securities, which derive their cash flows from the pool of securitized loans and leases. These securities, which are senior to our interest-only strips in the trusts, are sold to public investors. In addition, when we securitize our loans and leases we retain the right, for a fee paid to us, to service the loans and leases which creates an asset that we refer to as our servicing rights. Servicing includes billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

         As the holder of the interest-only strips received in a securitization, we are entitled to receive excess (or residual) cash flows. These cash flows are the difference between the payments made by the borrowers on securitized loans and leases and the sum of the scheduled and prepaid principal and pass-through interest paid to the investors in the trust, servicing fees, trustee fees and, if applicable, surety fees. Surety fees are paid to an unrelated insurance entity to provide protection for the trust investors. Overcollateralization is the excess of the aggregate principal balances of loans and leases in a securitized pool over investor interests. Overcollateralization requirements are established to provide additional protection for the trust investors.

         The overcollateralization requirements for a mortgage loan securitization, which are different for each securitization, include:

                (1) The initial requirement, which is a percentage of the
                    original balance of loans securitized and is paid in cash at the time of sale;

                (2) The final target, which is a percentage of the original balance of loans securitized and is funded from the monthly excess cash flow; and

                (3) The stepdown overcollateralization requirement, which is a percentage of the remaining balance of loans securitized. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us. The stepdown period begins at the later of 30 months or when the remaining balance of loans securitized is less than 50% of the original balance of securitized loans.

         At June 30, 2000, investments in interest-only strips in securitizations totaled $277.9 million including investments in overcollateralization of $82.0 million.

         In March 2000, we amended our arrangements with a warehouse lender to include an off-balance sheet mortgage loan conduit facility. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next the special purpose entity sells the loans to a qualified special purpose entity ("the facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. During fiscal 2000, we sold approximately $97.7 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $9.6 million. In June 2000, $19.4 million of loans in the conduit facility were re-securitized by the facility. At June 30, 2000 there were $78.3 million in principal amount of loans in the conduit facility and an additional $0.2 million in the on balance sheet facility.

         The following table provides information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

Summary of Selected Mortgage Loan Securitization Trust Information Current Balances as of June 30, 2000
(dollars in millions)

                                               2000-2    2000-1    1999-4     1999-3    1999-2    1999-1    1998-4    1998-3
                                               ------    ------    ------     ------    ------    ------    ------    ------
Original balance of loans securitized:
    Business loans                             $   22    $   25    $   25     $   28    $   30    $   16    $    9    $   17
    Home equity loans                             213       212       197        194       190       169        71       183
    Total                                         235       237       222        222       220       185        80       200
Current balance of loans securitized:
    Business loans                             $   22    $   25    $   25     $   26    $   28    $   15    $    7    $   14
    Home equity loans                             213       211       194        188       178       148        59       147
    Total                                         235       236       219        214       206       163        66       161
Weighted average coupon on loans securitized:
    Business loans                             15.99%    16.10%    16.04%     15.78%    15.78%    15.99%    16.04%    15.96%
    Home equity loans                          11.52%    11.37%    11.10%     10.94%    10.50%    10.68%    10.83%    10.76%
    Total                                      11.65%    11.88%    11.69%     11.53%    11.23%    11.16%    11.39%    11.21%
Percentage of first mortgage loans                78%       77%       79%        82%       88%       89%       89%       89%
Weighted average loan-to-value                    75%       78%       76%        77%       76%       77%       77%       78%
Weighted average remaining term(months)
    on loans securitized                          243       245       239        242       244       243       243       240

Original balance of Trust Certificates         $  300*   $  235    $  220     $  219    $  219    $  184    $   79    $  198
Current balance of Trust Certificates          $  299    $  229    $  207     $  199    $  188    $  147    $   59    $  143
Weighted average pass-through interest
    rate to Trust Certificate holders           7.88%     7.71%     7.32%      7.34%     7.05%     6.56%     6.61%     6.26%
Highest Trust Certificate
    pass-through rate                           8.04%     7.93%     7.68%      7.49%     7.13%     6.58%     7.08%     6.43%

Overcollateralization requirements:
    Required Percentages:
    Initial                                     0.90%     0.75%     1.00%      1.00%     0.50%     0.50%     1.00%     1.00%
    Final target                                5.95%     5.95%     5.50%      5.00%     5.00%     5.00%     5.00%     5.00%
    Stepdown overcollateralization             11.90%    11.90%    11.00%     10.00%    10.00%    10.00%    10.00%    10.00%
    Required Amounts:
    Initial                                    $    3    $    2    $    2     $    2    $    1    $    1    $    1    $    2
    Final target                                   18        14        12         11        11         9         4        10
    Current Status:
    Overcollateralization amount               $    2    $    4    $    6     $    7    $    9    $    9    $    4    $   10
    Final target reached or
      anticipated date to reach                1/2002    1/2002    5/2001     2/2001   12/2000       Yes       Yes       Yes
    Stepdown reached or anticipated
         date to reach                         3/2004    1/2004    9/2003     7/2003   12/2002    7/2002    2/2001    2/2001
Annual surety wrap fee                          0.21%     0.19%     0.21%      0.21%     0.19%     0.19%     0.20%     0.20%
Servicing rights:
    Original Balance                           $   10    $   10    $   10     $   10    $   10    $    8    $    3    $    7
    Current Balance                                10        10         9          9         9         6         2         5

na = not applicable

                                                1998-2    1998-1    1997-2    1997-1     1996-2    1996-1
                                                ------    ------    ------    ------     ------ ---------
Original balance of loans securitized:
    Business loans                              $   15    $   16    $   23    $   22     $   16    $   13
    Home equity loans                              105        89        77        53         24         9
    Total                                          120       105       100        75         40        22
Current balance of loans securitized:
    Business loans                              $   12    $   10    $   15    $   10     $    7    $    5
    Home equity loans                               69        53        36        21          7         4
    Total                                           81        63        51        31         14         9
Weighted average coupon on loans securitized:
    Business loans                              15.92%    15.95%    15.90%    15.90%     15.98%    15.83%
    Home equity loans                           10.76%    11.09%    11.59%    11.44%     11.30%    10.61%
    Total                                       11.46%    11.90%    12.85%    12.94%     13.42%    13.55%
Percentage of first mortgage loans                 86%       79%       72%       70%        69%       69%
Weighted average loan-to-value                     77%       74%       72%       70%        67%       66%
Weighted average remaining term(months)
    on loans securitized                           213       202       195       171        142       139

Original balance of Trust Certificates          $  118    $  103    $   98    $   73     $   39    $   22
Current balance of Trust Certificates           $   69    $   53    $   40    $   25     $   10    $    6
Weighted average pass-through interest
    rate to Trust Certificate holders            6.47%     6.68%     6.74%     7.37%      7.53%     7.95%
Highest Trust Certificate
    pass-through rate                            6.85%     7.15%     7.13%     7.53%      7.53%     7.95%

Overcollateralization requirements:
    Required Percentages:
    Initial                                      1.50%     1.50%     2.00%     3.00%      3.00%         -
    Final target                                 5.00%     5.50%     7.00%     8.00%     10.00%     7.00%
    Stepdown overcollateralization              10.00%    11.00%    14.00%    16.00%     20.00%        na
    Required Amounts:
    Initial                                     $    2    $    2    $    2    $    2     $    1         -
    Final target                                     6         6         7         6          4         2
    Current Status:
    Overcollateralization amount                $    6    $    6    $    6    $    5     $    2    $    2
    Final target reached or
      anticipated date to reach                    Yes       Yes       Yes       Yes        Yes       Yes
    Stepdown reached or anticipated
         date to reach                          4/2001   11/2000       Yes       Yes        Yes        na
Annual surety wrap fee                           0.22%     0.23%     0.26%     0.26%      0.28%        na
Servicing rights:
    Original Balance                            $    4    $    4    $    4    $    3     $    2    $    2
    Current Balance                                  3         3         2         2          1         1

na = not applicable

*In July 2000 we satisfied a mortgage securitization prefund requirement of $67.9 million.

         Gains on sale of loans and leases through securitizations represent the difference between our net proceeds and the allocated cost of loans and leases securitized. The allocated cost of the loans and leases securitized is determined by allocating their net carrying value between the loans and leases securitized, the interest-only strips and the servicing rights retained, based upon their relative fair values.

         The calculation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected excess cash flows utilizing assumptions made by management at the time loans are sold. These original assumptions include the rate used to calculate the present value of expected future cash flows, referred to as the discount rate, the rates of prepayment and credit loss rates on the pool of loans. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type of loan. Estimates of prepayment rates and credit loss rates are made based on management's expectation of future experience, which are based, in part, on the historical experience and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. Our interest-only strips and servicing rights are periodically evaluated based upon the present value of the expected future cash flows from our interest-only strips and servicing rights related to the loans remaining in the trusts. The current assumptions for prepayment and credit loss rates are monitored against actual experience and would be adjusted if necessary.

         In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered a permanent fair value adjustment and was recorded as expense in fiscal 2000. The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be permanent. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. Additionally, the write down included a credit of $0.5 million for the net favorable impact of adjustments made to the prepayment assumptions on mortgage loan securitizations to reflect actual experience at June 30, 2000.

         We use a discount rate which we believe is commensurate with the risks involved in our securitization assets. While quoted market prices on comparable interest-only strips are not available, we have performed comparisons of our valuation assumptions and performance experience to others in the non-conventional mortgage industry. We quantify the risks in our securitization assets by comparing the asset quality and performance experience of the underlying securitized mortgage pools to comparable industry performance. We believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rate. From these experience comparisons, we have determined a spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate considers our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below:

         o Underlying loan collateral with fixed yields, which are higher than others in the non-conventional mortgage industry. The average coupons of our securitized loans exceed the industry average by 100 basis points or more. All of our loans have fixed interest rates, which are more predictable than adjustable rate loans.

         o Most of our loans include prepayment fees. Approximately 90% to 95% of our business purpose loans have prepayment fees. Approximately 85% to 90% of our home equity loans have prepayment fees. Our experience indicates that prepayment fees increase the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the loans securitized.

         o A portfolio mix of 80-85% first mortgage loans and 15-20% second mortgage loans. The high proportion of first mortgages results in lower delinquencies and losses.

         o A portfolio credit grade mix comprised of 62% A credits, 22% B credits, 13% C credits, and 3% D credits. In addition, our loss experience is below what is experienced by others in the non-conventional mortgage industry.

         The increase in the discount rate reflects the overall sustained increase in market interest rates experienced in fiscal 2000 including increases in the all-in cost of the mortgage loan securitization trusts' investor certificates, and increases in the costs of our funding.

         The all-in cost of the trusts' investor certificates includes the highest trust certificate pass through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees are deal specific and generally range from 19 to 22 basis points combined.

         Prior to fiscal year 2000, our actual prepayment experience both quantitatively and qualitatively was not sufficient to conclude that the final actual experience expected would be materially different than the original prepayment assumptions used. For each of the first three-quarters of fiscal year 2000, the net effect of the differences between the prepayment assumptions and the actual experience was not material. Because we were continuing to accumulate more complete and accurate statistics, and the impact of differences between the assumptions and actual experience was not material, no adjustments were made to the prepayment assumptions used in periodic evaluations of interest-only strips through March 31, 2000. At June 30, 2000, assumptions for prepayments were adjusted based on actual historical experience. The total effect of the changes in prepayment assumptions resulted in a favorable adjustment in the fair value of interest-only strips of $0.5 million.

         The initial prepayment rate assumptions beginning with the 1999-1 mortgage loan securitization were changed to reflect a reduction in the annual prepayment rate assumption on business loans and an increase in the length of the prepayment ramp period for home equity loans. The length of time before a pool of mortgage loans reaches its expected annual prepayment rate is referred to as the "prepayment ramp period." See "Year Ended June 30, 2000 Compared to Year

Ended June 30, 1999 - Gain on Sale of Loans and Leases" for more information regarding the reasons for the change in initial prepayment assumptions.

         The initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization were increased as a result of an increase in the percentage of second mortgage loans included in current year securitizations and our concerns regarding the current high levels of real estate values. As shown on the table above, "Summary of Selected Mortgage Loan Securitization Trust Information," the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The current high real estate values affected our loss assumptions on recent securitizations because in the event of an economic downturn, the loan-to-value ratios of the recently originated loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. We believe these factors may limit our ability in recent securitizations to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to the 1999-4 mortgage loan securitization continues to support the initial credit loss assumptions for those securitizations.

         The following table provides information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights. The assumptions for prepayment rates and credit loss rates are compared to actual experience on the table. At the time of the sales, the initial assumptions for prepayment rates and credit loss rates were representative of expectations for the securitized portfolios' performance.

Summary of Material Mortgage Loan Securitization Asset Valuation Assumptions and Actual Experience

                                                 2000-2   2000-1   1999-4   1999-3  1999-2   1999-1  1998-4   1998-3  1998-2
                                                ------------------------------------------------------------------------------
Residual interests discount rate:
   Initial valuation                             13.0%     11.0%    11.0%   11.0%    11.0%   11.0%    11.0%   11.0%    11.0%
   Current valuation                             13.0%     13.0%    13.0%   13.0%    13.0%   13.0%    13.0%   13.0%    13.0%
Servicing rights discount rate:
   Initial valuation                             11.0%     11.0%    11.0%   11.0%    11.0%   11.0%    11.0%   11.0%    11.0%
   Current valuation                             11.0%     11.0%    11.0%   11.0%    11.0%   11.0%    11.0%   11.0%    11.0%
Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate(CPR):
      Business loans                               10%       10%      10%     10%      10%     10%      13%     13%      13%
      Home equity loans                            24%       24%      24%     24%      24%     24%      24%     24%      24%
   Ramp period (months) (a):
      Business loans                                24        24       24      24       24      24       24      24       24
      Home equity loans                             24        18       18      18       18      18       12      12       12
   Current assumption:
   Expected Constant Prepayment Rate(CPR):
      Business loans                               10%       10%      10%     10%      13%     10%      15%     13%      13%
      Home equity loans                            24%       24%      24%     24%      24%     24%      24%     24%      24%
   Ramp period (months):
      Business loans                                24        24       24      24       12      12       12      24      24
      Home equity loans                             24        24       24      24       24      24       24      24      12
   CPR adjusted to reflect ramp:
      Business loans                             3.00%     3.61%    4.52%   5.43%   13.00%  10.00%   15.00%  11.70%   13.00%
      Home equity loans                          2.00%     3.91%    6.78%   9.65%   12.52%  15.39%   18.26%  21.13%   24.00%
      Blended rate                               2.10%     3.88%    6.51%   9.13%   12.59%  14.91%   17.91%  20.33%   22.43%
   Actual CPR experience:
      Business loans                                 -     4.20%    1.18%   4.65%   12.87%  10.37%   14.82%  10.33%   12.85%
      Home equity loans                              -     3.95%   10.66%   9.65%   10.56%  11.32%   12.09%  13.00%   20.46%
      Blended rate                                   -     4.16%    9.57%   9.09%   10.81%  11.24%   12.21%  12.78%   18.50%
Credit loss rates:
   Annual credit loss rate:
      Initial assumption                         0.40%     0.40%    0.30%   0.25%    0.25%   0.25%    0.25%   0.25%    0.25%
      Current assumption                         0.40%     0.40%    0.30%   0.25%    0.25%   0.25%    0.25%   0.25%    0.25%
      Actual experience                              -         -        -   0.01%        -   0.03%    0.17%   0.05%    0.18%
   Cumulative credit loss rate:
      Initial assumption                         1.85%     1.85%    1.35%   1.20%    1.20%   1.20%    1.20%   1.20%    1.20%
      Current assumption                         1.85%     1.85%    1.35%   1.20%    1.20%   1.20%    1.20%   1.20%    1.20%
      Cumulative experience to date                  -         -        -   0.02%        -   0.09%    0.26%   0.06%    0.61%
Servicing fees:
   Contractual fees                              0.50%     0.50%    0.50%   0.50%    0.50%   0.50%    0.50%   0.50%    0.50%
   Ancillary fees                                1.25%     1.25%    1.25%   1.25%    1.25%   1.25%    1.25%   1.25%    0.75%


                                                  1998-1  1997-2   1997-1   1996-2   1996-1
                                                ---------------------------------------------
Residual interests discount rate:
   Initial valuation                              11.0%    11.0%    11.0%     11.0%   11.0%
   Current valuation                              13.0%    13.0%    13.0%     13.0%   13.0%
Servicing rights discount rate:
   Initial valuation                              11.0%    11.0%    11.0%     11.0%   11.0%
   Current valuation                              11.0%    11.0%    11.0%     11.0%   11.0%
Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate(CPR):
      Business loans                                13%      13%      13%       13%     13%
      Home equity loans                             24%      24%      24%       24%     24%
   Ramp period (months) (a):
      Business loans                                 24       24       24        24      24
      Home equity loans                              12       12       12        12      12
   Current assumption:
   Expected Constant Prepayment Rate(CPR):
      Business loans                                17%      16%      20%       22%     21%
      Home equity loans                             24%      25%      25%       26%     20%
   Ramp period (months):
      Business loans                                 24       24       24        24      24
      Home equity loans                              12       12       12        12      12
   CPR adjusted to reflect ramp:
      Business loans                             17.00%   16.00%   20.00%    22.00%  21.00%
      Home equity loans                          24.00%   25.00%   25.00%    26.00%  20.00%
      Blended rate                               22.84%   22.36%   23.32%    24.19%  20.56%
   Actual CPR experience:
      Business loans                             16.33%   15.80%   19.98%    22.44%  20.75%
      Home equity loans                          21.77%   24.84%   24.83%    26.34%  19.73%
      Blended rate                               20.95%   22.57%   23.34%    24.70%  20.31%
Credit loss rates:
   Annual credit loss rate:
      Initial assumption                          0.25%    0.25%    0.25%     0.25%   0.25%
      Current assumption                          0.25%    0.25%    0.25%     0.25%   0.25%
      Actual experience                           0.25%    0.13%    0.18%     0.24%   0.09%
   Cumulative credit loss rate:
      Initial assumption                          1.20%    1.20%    1.20%     1.20%   1.20%
      Current assumption                          1.20%    1.20%    1.20%     1.20%   1.20%
      Cumulative experience to date               0.66%    0.44%    1.11%     0.77%   0.62%
Servicing fees:
   Contractual fees                               0.50%    0.50%    0.50%     0.50%   0.50%
   Ancillary fees                                 0.75%    0.75%    0.75%     0.75%   0.75%


(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.

         Although we believe we have made reasonable estimates of prepayment rates and credit loss assumptions, the actual prepayment and credit loss experience may materially vary from our estimates. To the extent that prepayments or credit losses differ materially from the estimates made, adjustments of our interest-only strips and servicing rights may be required in accordance with Statement of Financial Accounting Standards No. 115. Levels of future prepayments and credit loss assumptions higher than those initially estimated could result in a reduction in the value of interest-only strips and servicing rights which would adversely affect income in the period of adjustment. Additionally, some of our securitization trusts have issued floating rate certificates supported by fixed rate mortgages. The fair value of the excess cash flow we will receive may be affected by any changes in the rates paid on the floating rate certificates.

         Lease Securitizations. Information related to our two lease securitizations is presented in the table below. As of December 31, 1999, we de-emphasized the lease origination business but continue to service the remaining leases in our managed portfolio.

Summary of Selected Lease Securitization Information
Current Balances as of June 30, 2000
(dollars in millions)

                                                                    1999-a         1998-a
                                                                   --------       --------
Original balance of leases securitized..........................   $   82          $   80
Current balance of leases securitized...........................   $   57          $   31
Weighted average yield on leases securitized....................   11.17%          12.09%
Weighted average remaining term (months) on
     on leases securitized......................................       33              19
Original balance of Trust Certificates..........................   $   78          $   76
Current balance of Trust Certificates...........................   $   54          $   28
Weighted average pass-through interest rate
     to Trust Certificate holders...............................    6.55%           6.15%
Overcollateralization requirements..............................       3%              3%
Annual surety wrap fee..........................................    0.29%           0.29%

Valuation Assumptions
Residual interests discount rate:
   Initial valuation............................................    11.0%           11.0%
   Current valuation............................................    13.0%           13.0%
Servicing rights discount rate:
   Initial valuation............................................    11.0%           11.0%
   Current valuation............................................    11.0%           11.0%
   Prepayment rates.............................................      (a)             (a)
Credit loss rates:
   Annual credit loss rate:
     Initial assumption.........................................    0.50%           0.50%
     Current assumption.........................................    0.50%           0.50%
     Actual experience..........................................    0.45%           0.63%
Servicing Fees:
   Contractual fees.............................................    0.50%           0.50%
   Ancillary fees ..............................................    0.30%           0.30%

(a) The equipment leasing portfolio has experienced insignificant prepayments, less than 1.5% annualized. Should a lease terminate early, any impact on the valuation of lease securitization assets would be recorded upon termination of the lease.

         Servicing Rights. When loans or leases are sold through a securitization, the servicing on the loans or leases is retained and we capitalize the benefit associated with the rights to service securitized loans and leases based on those servicing rights relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 basis points which is paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders, prepayment fees, late charges, non-sufficient funds fees and other fees which are retained directly by us as servicer as payments are collected from the borrowers.

         Fair value of servicing rights is determined by computing the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees as described above, net of costs to service expected to be received over the life of the loans or leases securitized. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value. Interest rates are not considered as a predominant risk characteristic for purposes of evaluating impairment. We have generally found that the non-conforming mortgage market is less sensitive to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunity to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing. Also, a majority of loans to our borrowers require prepayment fees. As a result, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows.

         As a result of adjustments to prepayment assumptions to reflect actual experience on earlier mortgage loan securitizations, a servicing rights write down of $0.7 million was recorded in fiscal 2000. At June 30, 2000, servicing rights totaled $74.9 million, compared to $43.2 million at June 30, 1999.

Results of Operations

Summary Financial Results
(Dollars in thousands, except per share data)

                                                       Year Ended June 30,          Percentage Change
                                                 ----------------------------      ------------------
                                                   2000       1999      1998       '00/'99    '99/'98
                                                 --------   -------   -------      -------    -------
Total revenues.........................          $130,646   $86,424   $59,335         51.2%     45.7%
Total expenses.........................          $120,284   $64,573   $41,445         86.3%     55.8%
Net income.............................            $6,424   $14,088   $11,455       (54.4)%     23.0%


Return on average equity...............            10.29%    28.10%    31.10%
Return on average assets...............             1.31%     4.56%     6.93%

Earnings per share:
  Basic................................            $ 1.88   $  3.83     $3.10       (50.9)%     23.5%
  Diluted..............................            $ 1.83   $  3.72     $2.98       (50.8)%     24.8%
Dividends declared per share...........            $ 0.30   $ 0.165     $0.06


Overview

         For fiscal 2000, net income decreased $7.7 million, or 54.4%, to $6.4 million from $14.1 million for 1999. Basic earnings per share decreased $1.95, to $1.88 for year ended June 30, 2000, on average common shares of 3,424,000, compared to $3.83 on average common shares of 3,682,000 for fiscal 1999. Diluted earnings per share decreased $1.89, to $1.83 for year ended June 30, 2000, on average common shares of 3,509,000 compared to $3.72 on average common shares of 3,791,000 for fiscal 1999.

         Increases in gain on sale of loans and leases, interest accretion on interest-only strips and servicing income were offset by increases in expenses including a $12.6 million write down of our interest-only strips primarily due to an increase in the discount rate used to value the interest-only strips from 11% to 13%. This change in the discount rate was considered a permanent fair value adjustment and was recorded as expense in fiscal 2000. The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be permanent. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. See "Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. See "Year Ended June 30, 2000 Compared to Year Ended June 30, 1999" for a more detailed discussion of results of operations.

         Average common share and earnings per common share amounts for fiscal 1999 and prior have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999. See note 10 in the consolidated financial statements for further description.

         Dividends of $0.30 per share were paid for year ended June 30, 2000 compared to dividends of $0.165 per share for year ended June 30, 1999. In the first quarter of fiscal year 2000, we increased our quarterly dividend by 40.0% to $0.07 per share and by an additional 14.3% to $0.08 per share in January 2000. The common dividend payout ratio based on diluted earnings per share was 16.4% for year ended June 30, 2000 compared to 4.2% for fiscal 1999.

         As previously reported, our Board of Directors authorized the repurchase of up to 10% of the outstanding shares of our common stock. On January 24, 2000, the Board of Directors authorized the repurchase of an additional 338,000 shares, representing 10.0% of the then outstanding shares. Our Board of Directors initiated the stock repurchase program in view of the price level of our common stock which was trading at that time at below book value and its consistent earnings growth over fiscal 1998 and 1999, which did not result in a corresponding increase in the market value of our common stock. In fiscal 2000, 328,000 shares were repurchased representing 9% of the outstanding shares. The impact of the share repurchase program was an increase of diluted earnings per share by approximately $0.06 for the year ended June 30, 2000.

         Our business strategy is dependent upon our ability to increase loan origination volume through both geographic expansion and growth in current markets to realize efficiencies in the infrastructure and loan production channels we have been building. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, the ability to obtain adequate financing on favorable terms and profitably securitize loans on a regular basis and continue to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our growth strategy, which could adversely affect our results of operations and financial condition. See "Risk Factors - If we are unable to continue to successfully implement our growth strategy, our revenues may decrease."

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

         Total Revenues. Total revenues increased $44.2 million, or 51.2%, to $130.6 million for fiscal 2000 from $86.4 million for fiscal 1999. Growth in total revenues was the result of increases in gains on securitizations of mortgage loans, increases in interest accretion earned on our interest-only strips, increases in interest and fees on loans originated, and increases in servicing income due to the growth of the total managed portfolio.

         Gain on Sale of Loans and Leases. Gains of $90.4 million were recorded on the securitization of $1.0 billion of loans for fiscal 2000. This represented an increase of $25.9 million, or 40.1%, over gains of $64.5 million recorded on securitizations of $777.5 million of loans and leases for fiscal 1999.

         The following schedule details the volume of loan and lease securitizations during the fiscal years ended June 30, 2000, 1999 and 1998 (in millions):


                                                     Year Ended June 30,
                                            -----------------------------------
                                               2000          1999         1998
                                            ---------      -------      -------
Securitizations:
Business loans................              $   104.5      $  71.9      $  54.1
Home equity loans.............                  887.9        613.0        270.9
Equipment leases..............                    9.3         92.6         59.7
                                            ---------      -------      -------
   Total......................              $ 1,001.7      $ 777.5      $ 384.7
                                            =========      =======      =======

         The increase in securitization gains for the year ended June 30, 2000 was primarily due to the higher volume of loans securitized as reflected in the table above. The securitization gain as a percentage of mortgage loans securitized, 9.0% for fiscal 2000, was down slightly from 9.1% on mortgage loans securitized for fiscal 1999. Including less profitable lease securitizations in fiscal 1999, the securitization gain percentage was 8.3% for that year. The decrease in the mortgage loan securitization gain percentage for fiscal 2000 was due to a reduction in the spread between the average pass-through rate paid to investors, increases in the credit loss assumptions beginning with the 1999-4 mortgage loan securitization, an increase in the discount rate used in the 2000-2 mortgage loan securitization and the impact of the January 1, 1999 adoption of the Statement of Financial Accounting Standards No. 134,
"Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). See "Securitization Accounting Considerations" for more information on the calculation of securitization gains, the average coupons on loans securitized, pass-through rates paid to investors and credit loss assumptions. The impact of SFAS No. 134 is discussed below. These decreases in the gain percentage for fiscal 2000 were partially offset by a higher percentage of business loans securitized and a reduction in prepayment rate assumptions as discussed below.

         The increase in the initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization resulted from an increase in the percentage of second mortgage loans included in current year securitizations and our concerns regarding the current high levels of real estate values. As shown on the table "Summary of Selected Mortgage Loan Securitization Trust Information" in "Securitization Accounting Considerations" the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The current high real estate values affected our loss assumptions on recent securitizations because in the event of an economic downturn, the loan-to-value ratios of the recently originated loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. We believe these factors may limit our ability in recent securitizations to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to the 1999-4 mortgage loan securitization continues to support the initial credit loss assumptions for those securitizations.

         The unfavorable impacts of the reduction in spread for fiscal 2000, increases in credit loss assumptions beginning with the 1999-4 mortgage loan securitization, and the impact SFAS No. 134 were partially offset by the following factors:

         o A higher percentage of business loans securitized. For fiscal 2000, business loans securitized, which have a higher coupon than home equity loans, represented 10.4% of total loans and leases securitized, compared to 9.2% of total loans and leases securitized for fiscal 1999. The higher percentage of business loans resulted in an increased value of the interest-only strips generated from the pool of securitized loans.

         o A reduction in the annual prepayment rate assumption on business loans and an increase in the length of the prepayment ramp period for home equity loans. Due to increases in the volume of loans originated with prepayment fees, we have reduced the annual prepayment rate assumption on business loans and lengthened the prepayment ramp period for home equity loans for mortgage loan securitizations beginning with the 1999-1 securitization. Reducing the annual prepayment assumption and lengthening the prepayment ramp period is supported by our experience with loans having prepayment fees, as discussed below, that fewer borrowers will prepay, and those prepaying will do so more slowly. The percentage of home equity loans containing prepayment fees increased from less than 50% of loans originated to over 85% over the nine-month period ending October 31, 1998. As a result of this increase in the percentage of loans originated having prepayment fees, we had lengthened the initial assumptions used for the prepayment ramp period on home equity loans from 12 to 18 months beginning with the 1999-1 mortgage loan securitization through the 2000-1 mortgage loan securitization and to 24 months for the 2000-2 mortgage loan securitization. This increase in the length of the prepayment ramp period for home equity loans was supported by actual cumulative prepayment experience through June 30, 2000, which demonstrated that only 25% of home equity loans having prepayment fees were actually prepaid by the borrowers, while 47% of home equity loans without prepayment fees were prepaid. This cumulative historical performance demonstrates that it is nearly twice as likely that a loan without a prepayment fee will be prepaid. See "Securitization Accounting Considerations" for a comparison of the prepayment assumptions used in our valuation of interest-only strips and servicing rights to actual historical experience.

         SFAS No. 134 requires that, after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. In accordance with the provisions of SFAS No. 134, as of January 1, 1999, we reclassified our interest-only strips from trading securities to available for sale securities. As available for sale securities, the difference on the date of securitization between the fair value of an interest-only strip and its allocated cost is recorded in stockholders' equity and reported as a component of comprehensive income. Fair value adjustments of $3.5 million pre-tax were recorded as a component of comprehensive income for fiscal 2000. In the first six months of fiscal 1999, which was prior to the adoption of SFAS No. 134 and the resulting reclassification from trading securities to available for sale securities, all differences on the date of securitization between fair value and allocated cost of interest-only strips were recognized in securitization gains. In the third and fourth quarters of fiscal 1999 and 2000, fair value differences were recognized as a component of comprehensive income. The adoption of SFAS No. 134 did not have a material effect on our financial condition.

         The following schedule details loan and lease originations during the fiscal years ended June 30, 2000, 1999 and 1998 (in thousands):

                                                     Year Ended June 30,
                                           ------------------------------------
                                               2000         1999         1998
                                           ----------    ---------    ---------
Business Purpose Loans .......             $  106,187    $  64,818    $  52,335
Home Equity Loans ............                991,621      701,339      361,760
Equipment Leases..............                 19,631       96,289       70,480
                                           ----------    ---------    ---------
                                           $1,117,439    $ 862,446    $ 484,575
                                           ==========    =========    =========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $41.4 million, or 63.8%, to $106.2 million for fiscal 2000 from $64.8 million for fiscal 1999. This increase was attributable to geographic expansion of American Business Credit's lending program as well as refocused marketing efforts. In the third quarter of fiscal 2000, American Business Credit launched a web site, www.abceasyloan.com in order to increase its distribution channels for business purpose loans.

         Home equity loans originated by our Consumer Mortgage Group, which includes Upland Mortgage, New Jersey Mortgage and Investment Corp. and Processing Service Center, Inc., increased $290.3 million, or 41.4%, to $991.6 million for fiscal 2000 from $701.3 million for fiscal 1999. The Consumer Mortgage Group has redirected its marketing mix to focus on targeted direct mail, which delivers more leads at a lower cost than broadcast marketing channels. The Consumer Mortgage Group has continued to phase in advanced Internet technology through its web site www.UplandMortgage.com. In addition to the ability to take online loan applications and utilize an automated rapid credit approval process, both of which reduce time and manual effort required for loan approval, the site features our proprietary patent-pending Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog.

         Interest and Fee Income. Interest and fee income for fiscal 2000 increased $2.8 million, or 17.2%, to $19.4 million from $16.6 million for fiscal 1999. Interest and fee income consists primarily of interest income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan and lease originations.

         Interest income remained relatively consistent at $7.2 million for fiscal 2000 from $7.3 million for fiscal 1999.

         Fee income increased $2.9 million, or 31.9%, to $12.2 million from $9.2 million for fiscal 1999. The increase in fee income for fiscal 2000 was the result of increases in the volume of loans originated during the period. Loan origination related fees which are mainly comprised of application fees and other fees collected in connection with the loan approval and closing process increased $3.3 million or 57.0%, for fiscal 2000 from fiscal 1999 mainly due to a 29.6% increase in loan originations in fiscal 2000 from fiscal 1999.

         Included in fee income are premiums earned on whole loan sales. Premiums on whole loan sales decreased 24.4% to $1.7 million for fiscal 2000, from $2.3 million for fiscal 1999. The decrease in premium income was due to a decline in the average premium earned on whole loan sales from 2.2% in fiscal 1999 to 1.4% in the current year, and a decrease in the volume of whole loan sales from $105.8 million for fiscal 1999, to $102.7 million for fiscal 2000.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the yield component of cash flows received on interest-only strips. Interest accretion of $16.6 million was recorded for fiscal 2000 and $2.0 million was recorded for fiscal 1999.

         We currently use a prospective approach to estimate interest accretion. Periodically we update estimates of residual cash flow from our securitizations. When it is probable that there is a favorable change in estimated residual cash flow from the cash flow previously projected, we recognize a greater percentage of estimated interest accretion earned by the securitization. Any probable unfavorable change in estimated residual cash flow would likewise decrease the percentage of estimated interest accretion earned by the securitization. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows. See "Securitization Accounting Considerations" for additional discussion.

         Our methodology and assumptions for each period since March 31, 1999 are further described below.

         The increase in interest accretion was affected by two factors. First, the increase reflects growth of $94.4 million or 69.6% in the average balance of interest-only strips from $135.5 million for fiscal 1999 to $229.9 million for fiscal 2000 and growth in cash flow received from interest-only strips. Second, cash flows received on interest-only strips were $49.5 million for fiscal 2000 compared to $32.9 million for fiscal 1999. As of June 30, 1998, only one of our existing securitizations had satisfied its final target overcollateralization requirement and was generating residual cash flow. As of June 30 1999, five securitizations had met final overcollateralization requirements and as of June 30, 2000 nine securitizations had met final overcollateralization requirements. Meeting these final targets as well as the fact that our more recent securitizations were much larger resulted in a significant increase in cash flow to us from fiscal 1998 to the present.

         Prior to the fourth quarter of fiscal 1999, residual cash flows to us were limited due to the lack of maturity of the securitizations underlying our interest-only strips. As described above, as the securitizations matured, meaning that the final overcollateralization requirements were met, we received cash flow from a greater number of securitizations. During the period prior to receiving significant cash flow from the securitizations, we recognized only a portion of the estimated interest accretion earned on our interest-only strips. This methodology reflected our uncertainty as to the timing and quantity of future residual cash flow. Our estimate of the amount of interest accretion to be recognized did not change until we received expected cash flow for a sustained period of time. By the last quarter of fiscal 1999, more experience with the securitization pools was acquired and on a gradual basis more securitizations were performing as expected in meeting their final targets. At that time, we were realizing consistent cash flow and based on this historical experience, we recognized a greater percentage of the estimated interest accretion earned by the securitizations. By the end of the first quarter of fiscal 2000, as an even greater number of securitizations were meeting final targets, again, based on the sustained performance of the securitizations, we increased the percentage of estimated interest accretion recognized. These increases reflected our increased certainty as to the amount of ongoing residual cash flow to be received from the securitization trusts. Throughout fiscal 2000, the interest accretion recognized by quarter as a percentage of cash flow from the securitization trusts has remained stable.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights that are recorded at the time loans and leases are securitized. Ancillary fees include prepayment fees, late fees and other servicing compensation. For fiscal 2000, servicing income increased $0.9 million, or 27.6%, to $4.2 million, from $3.3 million for fiscal 1999. A servicing rights write down of $0.7 million was recorded in fiscal 2000 to reflect the impact of adjustments to prepayment assumptions on earlier mortgage loan securitizations to reflect actual prepayment experience.

         The following table summarizes the components of servicing income for the years ended June 30, 2000 and 1999 (in millions):

                                                    Year Ended June 30,
                                                   ---------------------
                                                     2000         1999
                                                   --------     --------
         Contractual and ancillary fees..........  $  17.1      $   8.8
         Amortization of servicing rights........    (12.2)        (5.5)
         Servicing rights write down  ...........     (0.7)           -
                                                   -------      -------
         Net servicing income....................  $   4.2      $   3.3
                                                   =======      =======

         As an annualized percentage of the average managed portfolio, servicing income before the fiscal 2000 servicing rights write down was 0.33% compared to 0.39% for 1999. The decrease resulted from a lower percentage of loans prepaying in fiscal 2000. In fiscal 2000, prepayment fees collected as a percentage of the average managed portfolio were 0.26% compared to 0.39% for fiscal 1999.

         The origination of loans with prepayment fees impacts our servicing income in two ways. Prepayment fees reduce the likelihood of a borrower prepaying their loan. This results in prolonging the length of time a loan is outstanding which increases the contractual servicing fees to be collected over the life of the loan. Additionally, the terms of our servicing agreements with the securitization trusts allow us to retain prepayment fees collected from borrowers as part of our compensation for servicing loans.

         Amortization of the servicing rights asset for securitized loans and leases is calculated individually for each securitization pool and is recognized in proportion to, and over the period of, estimated future servicing income on that particular pool of loans or leases. We perform a valuation analysis of servicing rights on a quarterly basis to determine the fair value of our servicing rights. If our valuation analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be recorded. To date, our valuation analysis has not indicated any impairment other than the $0.7 million write down recorded in fiscal 2000 and no valuation allowance has been required. Impairment is measured as the excess of carrying value over fair value.

         Total Expenses. For fiscal 2000, total expenses increased $55.7 million, or 86.3%, to $120.3 million from $64.6 million for fiscal 1999. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt and borrowings used to fund loan and lease originations and increases in employee related costs, sales and marketing, and general and administrative expenses related to growth in loan originations, the growth of the total managed portfolio and the continued building of support area infrastructure and Internet capabilities. In addition a write down of our interest-only strips of $12.6 million was recorded primarily as a result of an increase from 11% to 13% in the discount rate used to value our interest-only strips.

         Interest Expense. For the year ended June 30, 2000, interest expense increased $15.7 million, or 70.0%, to $38.1 million from $22.4 million for fiscal 1999. The increase was attributable to an increase in the amount of subordinated debt outstanding during fiscal 2000, the proceeds of which were used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems technology and Internet capabilities required to position us for future growth. Average subordinated debt outstanding during fiscal 2000 was $286.6 million compared to $156.6 million during fiscal 1999. Average interest rates paid on subordinated debt outstanding increased to 10.14% during fiscal 2000 from 9.32% during fiscal 1999. Rates offered on subordinated debt increased in response to general increases in market rates and to attract funds with a longer average maturity.

         The average outstanding balances under warehouse and other lines of credit were $102.7 million during fiscal 2000, compared to $102.6 million during fiscal 1999. In fiscal 2000, we increased the utilization of proceeds from the sale of subordinated debt to fund loan originations thereby maintaining a comparable average warehouse line of credit balance while increasing loan originations. Borrowings under warehouse lines of credit are secured by mortgage loans and represent advances of cash to us, usually at 98% of the principal amount of the mortgage loan used as collateral. These borrowings are for a limited duration, generally no more than 270 days, pending the ultimate sale of the mortgage loans through securitization or whole loan sale, either of which will generate the proceeds necessary to retire the borrowing.

         Provision for Credit Losses. An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required.

         The following table summarizes changes in the allowance for credit losses for the fiscal years ended June 30, 2000, 1999 and 1998 (in thousands):


                                                                     Year Ended June 30,
                                                             --------------------------------
                                                               2000         1999        1998
                                                             --------     --------     ------
         Balance at beginning of  period................     $   702      $   881      $ 338
         Acquired through acquisition...................          --           --        719
         Provision for credit losses....................       2,045          928        491
         Charge-offs, net of recoveries.................      (1,458)      (1,107)      (667)
                                                             -------      -------      -----
         Balance at end of period.......................     $ 1,289      $   702      $ 881
                                                             =======      =======      =====

         The following table summarizes net charge-off experience by loan type for the fiscal years ended June 30, 2000, 1999 and 1998 (in thousands):

                                                                     Years Ended June 30,
                                                             --------------------------------
                                                               2000         1999        1998
                                                             --------     --------     ------
Business purpose loans..................................     $   225      $  301       $ 138
Home equity loans.......................................          85         486          --
Equipment Leases........................................       1,148         320         529
                                                             -------      ------       -----
Total...................................................     $ 1,458      $1,107       $ 667
                                                             =======      =======      =====

         The increase in charge-offs for fiscal 2000 related to deterioration in our lease portfolio.

         The increase in charge-offs for fiscal 1999 related to the growth in the total managed portfolio, which increased 110.4% from $559.4 million as of June 30, 1998 to $1.2 billion as of June 30, 1999, and to loans repurchased from our securitization trusts. While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. Under the terms of the trust agreements, a foreclosed loan is one where we as servicer have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase must be 90 days or more delinquent and are the subject of completed foreclosure proceedings, or where a completed foreclosure action is imminent. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flows from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off. Our ability to repurchase these loans does not disqualify us for sales accounting under SFAS No. 125 and other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the three years ended June 30, 2000, 1999 and 1998. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases were made.

Summary of Loans Repurchased from Mortgage Loan Securitization Trusts (Dollars in thousands)

                                  2000-1  1999-3    1999-1  1998-4  1998-3    1998-2
                                  ---------------------------------------------------
Year ended June 30, 2000
   Business loans                 $  -     $ 101     $  -    $  -    $  -     $   827
   Home equity loans                167        -        -      363     106      2,588
                                  -----    -----     ----    -----   -----    -------
          Total                   $ 167    $ 101     $  -    $ 363   $ 106    $ 3,415
                                  =====    =====     ====    =====   =====    =======
    Number of loans repurchased       3        1        -        3       1         24

Year ended June 30, 1999
   Business loans                 $   -    $   -     $  -    $   -   $   -    $     -
   Home equity loans                  -        -       35       15     311          -
                                  -----    -----     ----    -----   -----    -------
          Total                   $   -    $   -     $ 35    $  15   $ 311    $     -
                                  =====    =====     ====    =====   =====    =======
    Number of loans repurchased       -        -        1        1       2          -

Year ended June 30, 1998
   Business loans                 $   -    $   -             $   -   $   -          -
   Home equity loans                  -        -        -        -       -          -
                                  -----    -----     ----    ----- -------    -------
          Total                   $   -    $   -     $  -    $   -   $   -    $     -
                                  =====    =====     ====    =====   =====    =======
    Number of loans repurchased       -        -        -        -       -          -

                                  1998-1   1997-2   1997-1  1996-2   1996-1  Total
                                  -------------------------------------------------
Year ended June 30, 2000
   Business loans                  $   -    $ 153  $ 2,441   $ 337   $ 259  $ 4,118
   Home equity loans                 165       84    1,123     114       -    4,710
                                   -----    -----  -------   -----   -----  -------
          Total                    $ 165    $ 237  $ 3,564   $ 451   $ 259  $ 8,828
                                   =====    =====  =======   =====   =====  =======
    Number of loans repurchased        1        6       35       6       1       81

Year ended June 30, 1999
   Business loans                  $  23    $   -  $    51   $   -   $   -  $    74
   Home equity loans                 277      265      344       -      25    1,272
                                   -----    -----  -------   -----   -----  -------
          Total                    $ 300    $ 265  $   395   $   -   $  25  $ 1,346
                                   =====    =====  =======   =====   =====  =======
    Number of loans repurchased        4        4        6       -       1       19

Year ended June 30, 1998
   Business loans                  $   -    $   -  $    33   $ 264   $   -  $   297
   Home equity loans                   -        -       57     144       -      201
                                   -----    -----  -------   -----   -----  -------
          Total                    $   -    $   -  $    90   $ 408   $   -  $   498
                                   =====    =====  =======   =====   =====  =======
    Number of loans repurchased        -        -        2       2       -        4

The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 2000 (in thousands):

                                                   Business        Home Equity      Equipment
                                                Purpose Loans         Loans          Leases        Total
                                                -------------      -----------      ---------    --------
Balance at beginning of period...........           $  27             $ 243         $   432      $   702
Provision for credit losses..............             660               350           1,035        2,045
Charge-offs, net of recoveries...........            (225)              (85)         (1,148)      (1,458)
                                                    -----             -----         -------      -------
Balance at end of period.................           $ 462             $ 508         $   319      $ 1,289
                                                    =====             =====         =======      =======

         Employee Related Costs. For fiscal 2000, employee related costs increased $7.5 million, to $12.8 million, from $5.3 million for fiscal 1999. The increase was primarily attributable to an increase in the number of staff in the marketing, loan servicing and other business support areas to support the growth in loan originations and total managed portfolio. The number of employees was 954 at June 30, 2000 and 894 at June 30, 1999.

         Sales and Marketing Expenses. For fiscal 2000, sales and marketing expenses increased $3.5 million, or 15.9%, to $25.3 million from $21.9 million for fiscal 1999. Expenses for direct mail advertising increased $6.1 million, or 81.1%, for fiscal 2000 compared to the prior year due to increased use of targeted direct mail programs for our loan products. These targeted programs are considered to be more cost effective than the television and radio advertising campaigns utilized into the second quarter of fiscal 2000. Television and radio advertising costs decreased by $5.5 million, or 59.9%, for fiscal 2000 compared to the prior year. In addition, we increased the use of newspaper and periodical advertising by $1.2 million to generate additional sales of our loan products and subordinated debt securities. The remaining increase in sales and marketing expense was due to increased expenditures on various Internet and short-term telemarketing programs undertaken by the loan origination operations and expenditures for various corporate communications and initiatives. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations and sales of subordinated debt securities.

         General and Administrative Expenses. For fiscal 2000, general and administrative expenses increased $15.3 million, or 108.9%, to $29.3 million from $14.0 million for fiscal 1999. The increase was primarily attributable to increases in rent, telephone, office supplies and equipment, expenses associated with real estate owned, professional fees, investments in systems and technology and other expenses incurred as a result of the previously discussed growth in loan originations, the volume of total loans and leases managed during fiscal 2000 and the continued building of support area infrastructure and Internet capabilities.

         Interest-Only Strips Fair Value Adjustment. In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered a permanent fair value adjustment and was recorded as expense in fiscal 2000. The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be permanent. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. The fair value of our interest-only strips at June 30, 2000 was $277.9 million. See "Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR.

         Provision for Income Taxes. In fiscal 2000, our effective tax rate increased to 38.0% from 35.5% in fiscal 1999 due to increased state tax liabilities. As a result of our geographic expansion, we have increased the number of states we are now doing significant business in and have increased our tax provision for additional tax liabilities in certain states.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

         Total Revenues. Total revenues increased $27.1 million, or 45.7%, to $86.4 million for fiscal 1999 from $59.3 million for fiscal 1998. The increase was primarily attributable to increases in gains on sale of loans and leases through securitizations, increases in interest accretion on interest-only strips and servicing income.

         Gain on Sale of Loans and Leases. For fiscal 1999, gains of $64.5 million were recorded on the securitization of $777.5 million of loans and leases. This is an increase of $23.7 million, or 58.1%, over gains of $40.8 million recorded on securitizations of $384.7 million of loans and leases for fiscal 1998.

         The increase in securitization gains for fiscal 1999 was primarily due to the higher volume of loans securitized. The securitization gain as a percentage of mortgage loans securitized, 9.1% for fiscal 1999, was down from 12.3% on mortgage loans securitized for fiscal 1998. Including leases securitized, the gain percentages on loans and leases securitized for the fiscal years ended June 30, 1999 and 1998 were 8.3% and 10.6%, respectively. The decrease in the gain percentage on mortgage loans securitized for fiscal 1999 was primarily due to a reduction in the spread between the average coupon on loans securitized and the pass-through rate paid to investors, a lower percentage of business loans securitized for fiscal 1999, and the impact of the January 1, 1999 adoption of SFAS No. 134. For fiscal 1999, business loans securitized, which have a higher coupon than home equity loans, represented 10.5% of total loans securitized, compared to 16.6% of total loans securitized for fiscal 1998. The lower percentage of business loans securitized resulted in a reduced value of the interest-only strips generated from the pool of securitized loans. See "Securitization Accounting Considerations" for more detail on average coupons on loans securitized and pass-through rates paid to investors. The impact of SFAS No. 134 is discussed below.

         The unfavorable impacts of the reduction in spread for fiscal 1999, a lower percentage of business loans securitized for fiscal 1999, and the impact of SFAS No. 134 were partially offset by a reduction in the annual prepayment rate assumption on business loans and an increase in the length of the prepayment ramp period for home equity loans. Due to increases in the volume of loans originated with prepayment fees, we have reduced the annual prepayment rate assumption on business loans and lengthened the prepayment ramp period for home equity loans for mortgage loan securitizations beginning with the 1999-1 securitization. See "Year Ended June 30, 2000 Compared to Year Ended June 30, 1999" for further explanation of the reduction in the annual prepayment rate assumption on business loans and the increase in the length of the prepayment ramp period for home equity loans.

         SFAS No. 134 requires that, after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. In accordance with the provisions of SFAS No. 134, as of January 1, 1999, we reclassified our interest-only strips from trading securities to available for sale securities. As available for sale securities, the difference on the date of securitization between the fair value of an interest-only strip and its allocated cost is recorded in stockholders' equity and reported as a component of comprehensive income. Fair value adjustments of $5.8 million pre-tax were recorded as a component of comprehensive income in the third and fourth quarters of fiscal 1999. In fiscal 1998, which was prior to the adoption of SFAS No. 134 and the resulting reclassification from trading securities to available for sale securities, all differences on the date of securitization between fair value and allocated cost of interest-only strips were recognized in securitization gains.

         Interest and Fee Income. Interest and fee income was $16.6 million for fiscal 1999, a decrease of $0.8 million, or 4.8% from fiscal 1998. Interest and fee income consists primarily of income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan and lease originations.

         Interest income decreased $3.1 million, or 29.5%, to $7.4 million for fiscal 1999 as compared to $10.5 million for fiscal 1998. This decrease was primarily attributable to a reduction in the duration of time available for sale loans accrued interest income prior to securitization and a reduction in the average coupon earned on loans and leases originated, from 11.63% in fiscal 1998 to 11.30% in fiscal 1999. The decline in the average coupon in fiscal 1999 primarily resulted from competitive pricing in the home equity lending market.

         Fee income increased $2.3 million, or 34.2%, to $9.2 million for fiscal 1999 from $6.9 million for fiscal 1998. The increase in fee income was due to an increase in ancillary fees earned in connection with increased originations. An increase in loan and lease origination related fees, which are primarily comprised of application fees and other fees collected in connection with the loan and lease approval and closing process, of $2.8 million was partially offset by a decrease in premiums on whole loan sales.

         Premiums on whole loan sales decreased 15.7% to $2.3 million for the fiscal year ended June 30, 1999 from $2.7 million for fiscal year ended June 30, 1998. The decrease in premiums on whole loan sales for fiscal 1999 was due to a decrease in the average premium earned on whole loan sales. For fiscal 1998, the average premium earned on whole loan sales was 5.2% compared to 2.2% in fiscal 1999. The decrease was due to general market corrections in the whole loan sale market where purchasers of whole loans were no longer willing to pay the level of premiums previously earned. The decrease in the average premium earned was partially offset by a 105.0% increase in the volume of whole loan sales in fiscal 1999 to $105.8 million from $51.6 million during fiscal 1998.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the interest component of cash flows received on interest-only strips. Interest accretion of $2.0 million was recorded for fiscal 1999 compared to $0.5 for fiscal 1998. The increase in interest accretion reflects the growth in the average balance of interest-only strips of 111.4%, or $135.5 million for the year ending June 30, 1999 from $64.1 million for the year ending June 30, 1998 and growth in cash flow received on interest-only strips. Cash flows received on interest-only strips were $32.9 million for fiscal 1999, compared to $13.4 million for fiscal 1998. Because of the cash flow performance of the interest-only strips, we began to recognize greater amounts of accretion in the fourth quarter of fiscal 1999. See "Year Ended June 30, 2000 Compared to Year Ended June 30, 1999" for further explanation of the increase in the amounts of accretion recognized in fiscal 1999.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases, less amortization of the servicing rights recorded at the time the loans and leases are securitized. Servicing income increased $2.8 million, or 597.7%, to $3.3 million for fiscal 1999, from $0.5 million for fiscal 1998. This increase resulted from the higher average total managed portfolio, which was $915.8 million during fiscal 1999 compared to $368.0 million during fiscal 1998, an increase of 148.9%. As a percentage of the average managed portfolio, servicing income increased to 0.36% for fiscal 1999, from 0.13% for fiscal 1998, as a result of the increase in the origination of loans with prepayment fees and the collection of other ancillary fees. The origination of loans with prepayment fees increases our servicing income in two ways. Prepayment fees reduce the likelihood of borrowers prepaying their loans. This results in prolonging the period these loans are outstanding which increases the contractual servicing fees collected over the life of the loans. Additionally, the terms of our servicing agreements with securitization trusts allow us to retain prepayment fees collected from borrowers as part of our compensation for servicing loans. As a result, if a borrower does prepay a loan, we are compensated for the loss of the remaining contractual servicing fees that would have been collected over the remaining term of the loan by receiving a lump sum fee at the time the prepayment occurs.

         Total Expenses. Total expenses increased $23.1 million, or 55.8%, to $64.6 million for fiscal 1999, from $41.4 million for fiscal 1998. As described in more detail below, this increase was primarily a result of higher interest expense attributable to sales of subordinated debt securities and borrowings used to fund loan and lease originations and increases in sales and marketing, and general and administrative expenses. These increases related to the growth in loan and lease originations, the growth in the total managed portfolio and the continued building of support area infrastructure to support the increases in originated and managed portfolios.

         Interest Expense. Interest expense increased $9.2 million, or 70.0%, to $22.4 million for fiscal 1999 from $13.2 million for fiscal 1998. The increase was attributable to an increase in the amount of subordinated debt outstanding during fiscal 1999, the proceeds of which were used to fund operating activities, repayments of maturing subordinated debt and investments in operations required to position us for future growth, and the interest costs related to greater utilization of warehouse and credit line facilities to fund loan and lease originations. Average subordinated debt outstanding during fiscal 1999 was $156.6 million compared to $85.8 million during fiscal 1998. Average interest rates paid on outstanding subordinated debt increased to 9.32% for fiscal 1999 from 9.23% for fiscal 1998 due to increases in the rates offered on subordinated debt in order to respond to general increases in market rates and to attract additional funds. The average outstanding balances under warehouse and other credit lines were $102.6 million during fiscal 1999, compared to $57.6 million during fiscal 1998.

         Provision for Credit Losses. The provision for credit losses for fiscal 1999 was $0.9 million, compared to $0.5 million for fiscal 1998. An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance for credit losses was $0.7 million at June 30, 1999 as compared to $0.9 million at June 30, 1998.

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 1999 (in thousands):

                                                                        Home
                                                       Business        Equity      Equipment
                                                     Purpose Loans      Loans        Leases        Total
                                                    --------------     ------      ---------      --------
Balance at beginning of  period................       $   49           $ 433         $ 399        $   881
Provision for credit losses....................          278             296           354            928
Charge-offs, net of recoveries.................         (301)           (486)         (320)        (1,107)
                                                      -------          ------        ------       --------
Balance at end of period.......................       $   26           $ 243         $ 433        $   702
                                                      =======          ======        ======       ========

         Net charge-offs increased $0.4 million to $1.1 million in fiscal 1999 primarily due to the growth in the total managed portfolio, which increased 110.4% from $559.4 million as of June 30, 1998 to $1.2 billion as of June 30, 1999, and to loans repurchased from our securitization trusts. While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flows from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off.

         Employee Related Costs. Employee related costs increased $0.3 million, or 5.7% to $5.3 million for fiscal 1999 from $5.0 million for fiscal 1998. The increase was primarily the result of additions to staff in support of the increased marketing efforts, loan and lease originations and servicing activities. The number of employees at June 30, 1999 and 1998 were 894 and 638 respectively. Management anticipates that these expenses will continue to increase in the future as our expansion continues and loan and lease originations continue to increase.

         Sales and Marketing Expenses. Sales and marketing expenses increased $7.7 million, or 54.2%, to $21.9 million for fiscal 1999 from $14.2 million for fiscal 1998. The increases were primarily attributable to targeted television and radio advertising related to home equity loans and advertising costs resulting from increased newspaper and direct mail advertising related to sales of subordinated debt and loan products. During fiscal 1999, targeted television advertising was intensified in Chicago, Florida and Georgia. Subject to market conditions, we plan to continue to expand our service area throughout the United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 64.7%, to $14.0 million for fiscal 1999 from $8.5 million for fiscal 1998. The increase was primarily attributable to increases in rent, telephone, office expenses, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and in the volume of total loans and leases managed during fiscal 1999 and the continued building of support area infrastructure to support the increases in originations and the total managed portfolio.

         Income Taxes. Income taxes increased $1.4 million, or 20.6%, to $7.8 million for fiscal 1999 from $6.4 million for fiscal 1998 due to an increase in income before income taxes. The effective tax rate for fiscal 1999 was 35.5%, compared to 36% for fiscal 1998.

Financial Condition

Balance Sheet Information
(in thousands, except per share data)

                                                                                            June 30,
                                                                      ---------------------------------------------
                                                                         2000              1999              1998
                                                                      ---------         ---------          --------
Cash and cash equivalents.................................            $  69,751         $  22,395          $  4,486
Loan and lease receivables, net:
   Available for sale.....................................               44,132            33,776            62,382
   Other..................................................               13,002             6,863             4,096
Interest-only strips......................................              277,872           178,218            95,913
Servicing rights..........................................               74,919            43,210            18,472
Receivable for sold loans and leases......................               51,283            66,086             2,377
Total assets..............................................              592,668           396,301           226,551

Subordinated debt.........................................              390,676           211,652           112,182
Warehouse lines and other notes payable...................               50,842            58,691            32,403
Total liabilities.........................................              530,553           338,055           183,809
Total stockholders' equity................................               62,115            58,246            42,742

Book value per common share...............................                18.69             16.24             11.55
Debt to tangible equity(a)(d).............................               11.64x             7.83x             6.94x
Adjusted debt to tangible equity(b)(d)....................                8.27x             7.01x             5.32x
Subordinated debt to tangible equity(d)...................                 8.6x              4.9x              4.2x
Interest-only strips to adjusted
   tangible equity(c)(d)..................................                 2.6x              2.5x              2.2x

--------------
(a) Total liabilities to tangible equity.
(b) Total liabilities less cash and secured borrowings to tangible equity.
(c) Interest-only strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than five years.
(d) Tangible equity is calculated as total stockholders' equity less goodwill.

June 30, 2000 Compared to June 30, 1999

         Total assets increased $196.4 million, or 49.6%, to $592.7 million at June 30, 2000 from $396.3 million at June 30, 1999 due primarily to increases in interest-only strips, cash and cash equivalents and servicing rights.

         Cash and cash equivalents increased $47.4 million, or 211.5% to $69.8 million at June 30, 2000 from $22.4 million at June 30, 1999 primarily due to receipts from sales of subordinated debt securities.

         Interest-only strips increased $99.7 million, or 55.9%, to $277.9 million at June 30, 2000 from $178.2 million at June 30, 1999. During fiscal 2000, $1.0 billion in loan and lease securitizations were completed resulting in the recognition of $111.7 million of interest-only strips. Activity of our interest-only strips for fiscal 2000 and 1999 were as follows (dollars in thousands):

                                                                               2000               1999
                                                                            ----------         ---------
         Balance at beginning of year                                       $ 178,218          $  95,913
         Initial recognition of
              Interest-only strips, including initial
                overcollateralization of $11,232 and $4,825,
                respectively                                                  111,714             93,175
         Required purchases of additional overcollateralization                29,925             16,682
         Interest accretion and other                                          16,616              2,021
         Cash flow from interest-only strips                                  (49,508)          (32,927)
         Net temporary adjustments to fair value                                3,510              3,354
         Permanent fair value adjustment                                      (12,603)                --
                                                                            ---------          ---------
         Balance at end of year                                             $ 277,872          $ 178,218
                                                                            =========          =========

         In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered a permanent fair value adjustment and was recorded as expense in fiscal 2000. The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be permanent. A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. The write down included a credit of $0.5 million for the net favorable impact of adjustments made to the prepayment assumptions on mortgage loan securitizations to reflect actual experience at June 30, 2000. See "Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions.

         The following table summarizes the purchases of overcollateralization by trust for the three years ending June 30, 2000, 1999 and 1998. See "Securitization Accounting Considerations" for a discussion of overcollateralization requirements.

Summary of Mortgage Loan Securitization Overcollateralization Purchases (Dollars in thousands)

                                        Off-
                                       Balance
                                       Sheet
                                      Facility      2000-2       2000-1       1999-4       1999-3      1999-2      1999-1
                                      -----------------------------------------------------------------------------------
Year ended June 30, 2000
   Initial overcollateralization       $2,909      $ 2,114      $ 1,776      $ 2,222      $ 2,211     $     -     $     -
   Required purchases of
     additional overcollateralization       -            -        2,303        4,040        5,125       7,585       6,601
                                       ------      -------      -------      -------      -------     -------     -------
       Total                           $2,909      $ 2,114      $ 4,079      $ 6,262      $ 7,336     $ 7,585     $ 6,601
                                       ======      =======      =======      =======      =======     =======     =======
Year ended June 30, 1999
    Initial overcollateralization                                                                     $ 1,100     $   925
   Required purchases of
     additional overcollateralization                                                                       -       1,724
                                       ------      -------      -------      -------      -------     -------     -------
       Total                                -            -            -            -            -     $ 1,100     $ 2,649
                                       ======      =======      =======      =======      =======     =======     =======
Year ended June 30, 1998
   Initial overcollateralization
   Required purchases of
      additional overcollateralization
                                       ------      -------      -------      -------      -------     -------     -------
       Total                                -            -            -            -            -           -           -
                                       ======      =======      =======      =======      =======     =======     =======





                                       1998-4      1998-3      1998-2      1998-1      1997-2      1997-1
                                      -------------------------------------------------------------------
Year ended June 30, 2000
   Initial overcollateralization      $     -     $     -
   Required purchases of
     additional overcollateralization   1,348       2,923
                                      -------     -------     -------     -------     -------     -------
       Total                          $ 1,348     $ 2,923           -           -           -           -
                                      =======     =======     =======     =======     =======     =======
Year ended June 30, 1999
    Initial overcollateralization     $   800     $ 2,000     $     -     $     -     $     -
   Required purchases of
     additional overcollateralization   1,852       5,076       4,307       2,267       1,456
                                      -------     -------     -------     -------     -------     -------
       Total                          $ 2,652     $ 7,076     $ 4,307     $ 2,267     $ 1,456           -
                                      =======     =======     =======     =======     =======     =======
Year ended June 30, 1998
   Initial overcollateralization                              $ 1,801     $ 1,575     $ 2,000     $     -
   Required purchases of
      additional overcollateralization                              3       1,938       3,544       2,972
                                      -------     -------     -------     -------     -------     -------
       Total                                -           -     $ 1,804     $ 3,513     $ 5,544     $ 2,972
                                      =======     =======     =======     =======     =======     =======





                                       1996-2      1996-1      Total
                                      -------------------------------
Year ended June 30, 2000
   Initial overcollateralization                             $ 11,232
   Required purchases of
     additional overcollateralization                          29,925
                                      -------      -----     --------
       Total                                -          -     $ 41,157
                                      =======      =====     ========
Year ended June 30, 1999
    Initial overcollateralization                            $  4,825
   Required purchases of
     additional overcollateralization                        $ 16,682
                                      -------      -----     --------
       Total                                -          -     $ 21,507
                                      =======      =====     ========
Year ended June 30, 1998
   Initial overcollateralization      $     -      $   -     $  5,376
   Required purchases of
      additional overcollateralization  1,334        170        9,961
                                      -------      -----     --------
       Total                          $ 1,334      $ 170     $ 15,337
                                      =======      =====     ========


         Servicing rights increased $31.7 million, or 73.4%, to $74.9 million at June 30, 2000 from $43.2 million at June 30, 1999 due primarily to the recording of $44.6 million of servicing rights obtained in connection with loan and lease securitizations, partially offset by amortization of servicing rights.

         Total liabilities increased $192.5 million, or 56.9%, to $530.6 million at June 30, 2000 from $338.1 million at June 30, 1999 due primarily to increases in subordinated debt, deferred income taxes and other liabilities. Subordinated debt increased $179.0 million, or 84.6%, to $390.7 million at June 30, 2000 due to net sales of subordinated debt securities. See "Liquidity and Capital Resources" for further detail. Deferred income taxes increased $6.2 million, or 37.2%, to $22.8 million at June 30, 2000 due to the structuring of securitization transactions as debt for tax transactions. As debt for tax transactions, the tax liability on securitization gains is deferred and becomes payable in future periods as cash is received from securitization trusts. Accounts payable and accrued expenses increased $4.7 million, or 17.4%, to $31.5 million at June 30, 2000 primarily due to an increase in accrued interest payable on subordinated debt.

June 30, 1999 Compared to June 30, 1998

         Total assets increased $169.7 million, or 74.9%, to $396.3 million at June 30, 1999 from $226.6 million at June 30, 1998 due primarily to increases in interest-only strips and other receivables, cash and cash equivalents and servicing rights.

         Cash and cash equivalents increased $17.9 million, or 399.2% to $22.4 million at June 30, 1999 from $4.5 million at June 30, 1998 primarily due to receipts from sales of subordinated debt securities.

         Interest-only strips increased $82.3 million, or 85.8%, to $178.2 million at June 30, 1999 from $95.9 million at June 30, 1998. During fiscal 1999, $777.5 million in loan and lease securitizations were completed. A detailed analysis of the account activity for fiscal 1999 is presented above.

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

         Total liabilities increased $154.3 million, or 83.9%, to $338.1 million at June 30, 1999 from $183.8 million at June 30, 1998 due primarily to increases in subordinated debt and warehouse lines and other notes payable. The increase in subordinated debt of $99.5 million, or 87.0%, was primarily attributable to net sales of subordinated debt securities. Additional borrowings of $26.3 million, net of repayments, were obtained under warehouse and line of credit facilities to fund lending and leasing activities. See "Liquidity and Capital Resources" for further detail.

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

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the loan and lease portfolio serviced (dollars in thousands):

                                                                        June 30,
                                       ------------------------------------------------------------------------------------------
                                                   2000                             1999                            1998
                                       ------------------------           -----------------------         -----------------------
        Delinquency by Type                Amount           %               Amount            %             Amount            %
---------------------------------      -----------        -----           -----------       -----         -----------       -----
Business Purpose Loans
Total managed portfolio..........      $   221,546                        $   148,932                     $ 101,250
                                       ===========                        ===========                     =========
Period of delinquency:
  31-60 days.....................      $       908         .41%           $     1,506       1.01%         $   1,236         1.22%
  61-90 days.....................      $     1,757         .79                    475        .32                928          .92
  Over 90 days...................           11,362        5.13                  8,612       5.78              3,562         3.52
                                       -----------        -----           -----------       -----         ---------         -----
  Total delinquencies............      $    14,027        6.33%           $    10,593       7.11%         $   5,726         5.66%
                                       ===========        =====           ===========       =====         =========         =====
REO..............................      $     1,299                        $     2,881                     $     611
                                       ===========                        ===========                     =========
Home Equity Loans
Total managed portfolio..........      $ 1,578,038                        $   858,806                     $ 349,685
                                       ===========                        ===========                     =========
Period of delinquency:
  31-60 days.....................      $     6,596         .42%           $     4,836        .56%         $   3,726         1.08%
  61-90 days.....................            5,659         .36                  4,149        .48              1,022          .30
  Over 90 days...................           27,600        1.75                 15,346       1.79              3,541         1.02
                                       -----------        -----           -----------       -----         ---------         -----
  Total delinquencies............      $    39,855        2.53%           $    24,331       2.83%         $   8,289         2.40%
                                       ===========        =====           ===========       =====         =========         =====
REO..............................      $    11,823                        $     7,067                     $     311
                                       ===========                        ===========                     =========
Equipment Leases
Total managed portfolio..........      $   118,956                        $   169,180                     $ 108,463
                                       ===========                        ===========                     =========
Period of delinquency:
  31-60 days.....................      $       475         .40%           $       389        .23%         $   1,000          .92%
  61-90 days.....................              478         .40                    425        .25                320          .30
  Over 90 days...................              992         .83                  1,826       1.08              1,478         1.36
                                       -----------        -----           -----------       -----         ---------         -----
  Total delinquencies............      $     1,945        1.63%           $     2,640       1.56%         $   2,798         2.58%
                                       ===========        =====           ===========       =====         =========         =====
             Combined
---------------------------------
Total managed portfolio..........      $ 1,918,540                        $ 1,176,918                     $ 559,398
                                       ===========                        ===========                     =========
Period of delinquency:
  31-60 days.....................      $     7,979         .42%           $     6,731        .57%         $   5,962         1.07%
  61-90 days.....................            7,894         .41                  5,049        .43              2,270          .41
  Over 90 days...................           39,954        2.08                 25,784       2.19              8,581         1.53
                                       -----------        -----           -----------       -----         ---------         -----
  Total delinquencies............      $    55,827        2.91%           $    37,564       3.19          $  16,813         3.01%
                                       ===========        =====           ===========       =====         =========         =====
REO..............................      $    13,122         .68%           $     9,948        .85%         $     922          .16%
                                       ===========        =====           ===========       =====         =========         =====
Losses experienced during the period
  (a)(b)
  Loans..........................      $     3,319         .25%           $       817        .11%         $     138          .05%
  Leases.........................            1,339        1.04%                   320        .27%               529          .90%
                                       -----------        -----           -----------       -----         ---------         -----
  Total losses...................      $     4,658         .31%           $     1,137        .12%         $     667          .12%
                                       ===========        =====           ===========       =====         =========         =====


------------------------------
(a) Percentage based on average total managed portfolio.
(b) Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $2.1 million ($1.5 million from charge-offs through the provision for credit losses and $0.6 million for write downs of real estate owned) for the year ended June 30, 2000. Losses absorbed by loan securitization trusts were $2.6 million for fiscal 2000. Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $1.1 million and losses absorbed by securitization trusts were $30,000 for the year ended June 30, 1999. All losses recorded for the year ended June 30, 1998 related to loans owned by us including loans repurchased from securitization trusts.

Delinquent Loans and Leases

         Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $55.8 million at June 30, 2000 compared to $37.6 million and $16.8 million at June 30, 1999 and 1998, respectively. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") were 2.91% at June 30, 2000 compared to 3.19% and 3.01% at June 30, 1999 and 1998, respectively, on a total managed portfolio of $1.9 billion at June 30, 2000 and $1.2 billion and $559.4 million at June 30, 1999 and 1998, respectively.

         Delinquent loans and leases in the available for sale portfolio (which are included in total delinquencies) at June 30, 2000 were $3.0 million, or 5.29%. At June 30, 2000, $4.3 million of portfolio loans were on non-accrual status. See "--Risk Factors -- Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio which could result in a reduction in profits" for a discussion of risks associated with increases in delinquencies.

Real Estate Owned

         Total real estate owned, comprised of foreclosed properties and deeds acquired in lieu of foreclosure, increased to $13.1 million, or 0.68% of the total managed portfolio at June 30, 2000 compared to $9.9 million, or 0.85% and $0.9 million, or 0.16% at June 30, 1999 and 1998, respectively. The increase in the volume of real estate owned reflects the seasoning of the managed portfolio and the results of loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs. Cash for Keys is a program utilized in select situations. When collateral values of loans support the action, a delinquent borrower may be offered a monetary payment in exchange for the deed to a property held as collateral for a loan. This process eliminates the need to initiate a formal foreclosure process, which could take many months.

         Included in total real estate owned at June 30, 2000 was $1.7 million recorded in our financial statements, and $11.4 million in loan securitization trusts. Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in our financial statements at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

Loss Experience

         During fiscal 2000, we experienced net loan and lease charge-offs in our total managed portfolio of $4.7 million. Net loan charge-offs for fiscal 2000 represent 0.31% of the average total managed portfolio. Loss severity experience on delinquent loans generally has ranged from 5% to 15% of principal and loss severity experience on real estate owned generally has ranged from 25% to 30% of principal. The business purpose loans we originate have average loan-to-value ratios of 61.0%. The home equity loans we originate have average loan-to-value ratios of 78.9% and the predominant share of our home mortgage products are first liens as opposed to junior lien loans. We believe these factors may mitigate some potential losses on our managed portfolio.

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

         Due to increases in market interest rates, we expect our ability to originate loans at rates that will maintain our current level of profitability will become more difficult than during a stable or falling interest rate environment. We are addressing this challenge by carefully monitoring our product pricing, the actions of our competition and market trends in order to continue to originate loans in as profitable a manner as possible. The higher rate environment could also unfavorably impact our liquidity and capital resources. Higher interest rates could impact our short-term liquidity by widening investor spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing spreads on our securitized loans, which would reduce our cash flows. See "Liquidity and Capital Resources" for a discussion of both long and short term liquidity and "Risk Factors -- If we are not able to sustain the levels of growth in revenues and earnings that we experienced in the past, our future profits may be reduced."

         Interest Rate Sensitivity. The following table provides information about financial instruments that are sensitive to changes in interest rates. For interest-only strips and servicing rights, the table presents projected principal cash flows utilizing certain assumptions including prepayment and default rates. See "Securitization Accounting Considerations" for more information on these assumptions. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates (dollars in thousands):

                                                            Amount Maturing After June 30, 2000
                                    -------------------------------------------------------------------------------------
                                                                                           There-                  Fair
                                       2001       2002       2003      2004       2005      after      Total       Value
                                    ---------- ---------  --------- ---------  --------- ---------- ----------  ---------
Rate Sensitive Assets:
Loans and leases  available for
  sale (a)........................  $  41,543  $     30   $     34  $     38   $     43  $   2,444  $  44,132   $  45,330
Interest-only strips..............     38,818    54,406     57,417    52,763     47,116    167,116    417,636     277,872
Servicing rights..................     23,677    18,984     14,689    11,340      8,771     36,253    113,714      75,400
Investments- held to maturity.....         60        59         73        93        129        569        983         859
Investments- available for sale...        713         -         -         -          -         -          713         713

Rate Sensitive Liabilities:
Fixed interest rate borrowings....  $ 178,192  $ 97,407   $ 46,715  $ 20,787   $ 19,677  $  28,455  $ 391,233   $ 388,148
Average interest rate.............       9.85%    11.12%     11.47%    11.42%     11.92%     12.08%     10.71%

Variable interest rate borrowings.  $  41,136  $  1,625   $  1,625  $    785   $  4,976  $     698  $  50,285   $  50,285
Average interest rate.............       8.28%     8.44%      8.44%     8.44%      8.44%      8.44%      8.31%

------------------------
(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months because all loans and leases available for sale are generally held for less than three months prior to securitization.

         Loans and Leases Available for Sale. Gain on sale of loans may be unfavorably impacted to the extent fixed rate available for sale mortgage loans are held prior to securitization. A significant variable affecting the gain on sale of loans in a securitization is the spread between the average coupon rate on fixed rate loans and the weighted average pass-through rate to investors for interests issued in connection with the securitization. Although the average loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Therefore, if market rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated, which could have a material adverse effect on our results of operations and financial condition. We estimate that each 0.1% reduction in the spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.25%.

         Hedging strategies may be utilized in an attempt to mitigate the effect of changes in interest rates between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of our residual interests in mortgage loans in our conduit facility to be included in the next subsequent securitization. The mortgage loans, loan commitments and the mortgage loans underlying our residual interests in the conduit facility consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a benchmark rate based on U.S. Treasury securities with a three-year maturity. The U.S. Treasury

Department has embarked on a repurchase program as a result of budget surpluses resulting in less liquidity in the Treasury market. As a result the asset-backed security market is moving toward pricing that is based on the Eurodollar and the interest rate swap markets. Therefore, we have incorporated Eurodollar futures into our hedging program. We hedge potential rate changes in Treasury securities and Eurodollars with futures contracts on similar underlying securities. This has provided strong correlation between our hedge contracts and the ultimate pricing we have received on the subsequent securitization. The gain or loss derived from these hedging transactions is deferred, reported in other assets or other liabilities and recognized as an adjustment to the gains on sale of loans when the loans are securitized. Cash flow related to hedging activities is reported as it occurs. Gains or losses on terminated contracts are recognized in the period the termination occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the contract would be recognized as an adjustment to income in the period incurred.

         During fiscal 2000, net cash losses of $2.1 million were realized on hedging transactions (futures contracts) and were recognized as a component of gains on sale recorded on securitizations during the year. During fiscal 1999, net losses of approximately $2.0 million were realized on hedging transactions (futures contracts) and were recognized as reductions to the gains on sale for the securitizations during the year.

         The following schedule details outstanding hedge positions at June 30, 2000. There were no outstanding hedge positions at June 30, 1999. (in thousands)

                                                              Eurodollar        Forward
                                                               Futures         Treasury
                                                              Contracts         Sales          Total
                                                             -------------     --------      ----------
Loans Available for Sale
    Notional Amount...........................                 $  20,000       $     -       $  20,000
    Unrealized Losses..........................                     (54)             -             (54)
Mortgage Conduit Facility Assets
    Notional Amount...........................                   25,000         35,000          60,000
    Unrealized Losses..........................                     (19)          (114)           (133)
Loan Commitments
    Notional Amount...........................                   20,000         10,000          30,000
    Unrealized Losses..........................                     (25)           (23)            (48)
                                                               --------       --------       ---------
Total
    Notional Amount...........................                 $ 65,000       $ 45,000       $ 110,000
    Unrealized Losses..........................                     (98)          (137)           (235)
                                                               ========       ========       =========

         If market interest rates decreased by 100 basis points, the above hedge positions would result in a loss of approximately $3.3 million. While Treasury rates, Eurodollar rates and the pass-through rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions (e.g. the so-called Russian Crisis in the later part of 1998).

         In addition to the above open hedge positions at June 30, 2000, we were obligated to satisfy a mortgage securitization prefund requirement of $67.9 million which was satisfied in

July 2000. In the future, we may expand the types of derivative financial instruments we use to hedge interest rate risk to include interest rate swaps or other types of futures contracts.

         We may use hedging in an attempt to mitigate the effect of changes in market value of fixed rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs. Such costs could increase as the period covered by the hedging protection increases. It is expected that such loss would be offset by income realized from securitizations in that period or in future periods. As a result, we may be prevented from effectively hedging fixed rate loans held for sale, without reducing income in current or future periods due to the costs associated with hedging activities.

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At June 30, 2000, $253.9 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 13.8% of total debt issued by mortgage loan securitization trusts. For fiscal 2000 increases in one-month LIBOR resulted in a decrease in the fair value of our interest-only strips of $6.4 million. In accordance with generally accepted accounting principles, the temporary changes in fair value were recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. Of the total $6.4 million impact of the change in LIBOR, $1.9 million was deemed to be a permanent change in fair value and has been recognized as a write down through the Statement of Income during fiscal 2000. It is estimated that a 1.0% increase in one-month LIBOR would decrease the fair value of interest-only strips by approximately $6.0 million.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluations of our interest-only strips and servicing rights are periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. It is estimated that a 100 basis point increase in prepayment rates (for example, from 24% to 25% on home equity loans and from 10% to 11% on business loans) would decrease the fair value of interest-only strips by approximately $7.3 million and the fair value of servicing rights by approximately $1.8 million. See "Securitization Accounting Considerations" for further information regarding these assumptions.

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 95% of business purpose loans and 80% of home equity loans in the managed portfolio are subject to prepayment fees.

         Subordinated Debt. We also experience interest rate risk to the extent that as of June 30, 2000 approximately $212.9 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

Liquidity and Capital Resources

         Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our cash requirements include funding loan originations and capital expenditures, repaying existing subordinated debt, paying interest expense and operating expenses, and, in connection with our securitizations, funding overcollateralization requirements and servicer obligations. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets.

         Borrowings against warehouse and credit facilities provide the primary funding source for loan originations. These borrowings represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by the loans. The ultimate sale of the loans through securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under these facilities. See "Credit Facilities" below for a more detailed description on these facilities.

         Cash flow from operations and the issuance of subordinated debt fund our remaining cash requirements discussed above. We rely significantly on our ability to issue subordinated debt to meet these requirements since our cash flow from operations is not sufficient to meet these requirements. Our cash requirements include the obligation to repay maturing subordinated debt. In the process of growing our businesses over the last three years, we have issued subordinated debt to partially fund that growth and to partially fund maturities of subordinated debt. We expect that our historical levels of negative cash flow from operations will decline in the future and then become positive as the rate of increase in our operating cash expenditures begins to level, then decline due to an expected decrease in the rate of growth in loan production and as we realize efficiencies in the infrastructure and loan production channels we have been building and as the cash flows from our interest-only strips increase. The cash balances that we have built over the last two years are sufficient to cover approximately 39.2% of the $177.7 million of subordinated debt maturities due within one year. Cash balances have increased from $4.5 million at June 30, 1998, to $22.4 million at June 30, 1999 and $69.8 million at June 30, 2000.

         We continue to significantly rely on access to the asset-backed securities market through securitizations to generate cash proceeds for the repayment of borrowings under warehouse and credit facilities and to create our interest-only strips and servicing rights which will provide future cash flows. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt.

         A significant portion of our loan originations are non-conforming mortgages to subprime borrowers. Some participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization interest-only strips and servicing rights due to the effects of increased delinquencies, increased credit losses and increased prepayment rates, resulting in some competitors exiting the business or recording valuation allowances or write-downs for these conditions. As a result, some participants experienced restricted access to capital required to fund loan originations, and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans. Factors that have minimized the effect of adverse market conditions on our business include our ability to originate loans through established retail channels, focus on credit underwriting, assess prepayment fees on loans, diversify lending in the home equity and business loan markets and raise capital through sales of subordinated debt securities pursuant to a registered public offering. Subject to economic, market and interest rate conditions, we intend to continue to transact additional securitizations for future loan originations. Any delay or impairment in our ability to securitize loans, as a result of market conditions or otherwise, could adversely affect our liquidity and results of operations.

         Additionally, we act as the servicer of the loans and leases securitized and in that capacity will be obligated to advance funds in some circumstances which may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans and leases. When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization trust, we are required to advance interest for the delinquent loans if we deem that the advances will be ultimately recoverable. These advances require funding from our capital resources, but have priority of repayment from the succeeding month's mortgage loan payments.

         To a limited extent, we intend to continue to augment the interest and fee income earned on loans and leases by selling loans and leases in whole loan sales to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         Subordinated Debt Securities. During fiscal 2000, we sold $179.0 million in principal amount of subordinated debt securities, net of redemptions, with maturities ranging between one day and ten years. As of June 30, 2000, $390.7 million of subordinated debt was outstanding. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 15, 1999, we registered $300.0 million of subordinated debt, of which $98.2 million was available for future issuance at June 30, 2000. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities and maturities of subordinated debt. We intend to meet our obligation to repay such debt as it matures with cash flow from operations, cash flows from interest-only strips, and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and our operations. All of our balance sheet facilities are senior in right of payment to the subordinated debt. The warehouse revolving lines of credit are secured by loan and lease receivables. The other credit facilities are secured with interest-only strips or other assets. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At June 30, 2000, we were in compliance with the terms of all loan covenants.



                                                                                      Amount             Amount
                                                                    Amount         Utilized-on        Utilized-off
                                                                   Committed      Balance Sheet       Balance Sheet
                                                                --------------   ----------------  ------------------
Warehouse revolving line of credit, expiring August 2000......  $     150,000     $          249              78,334
Warehouse revolving line of credit, expiring October 2000.....        150,000             28,229                   -
Warehouse revolving line of credit, December 2000.............         25,000              3,861                   -
                                                                --------------   ----------------  ------------------
Total warehouse facilities....................................        325,000             32,339              78,334
Revolving line of credit, expiring December 2000..............          5,000              5,000                   -
Repurchase agreement..........................................          3,606              3,606                   -
                                                                --------------   ----------------  ------------------
Total revolving credit facilities.............................        333,606             40,945              78,334
Other credit facilities and notes payable:
Commercial paper conduit for lease production, maturity
  matches underlying leases...................................         11,963              9,339               2,624
Other debt....................................................            558                558                   -
                                                                --------------   ----------------  ------------------
Total credit facilities.......................................  $     346,127    $        50,842              80,958
                                                                ==============   ================  ==================

         At June 30, 2000, our subsidiaries had an aggregate $150.0 million available under Interim Warehouse and Security Agreements with Prudential Securities Credit Corporation expiring August 31, 2000. In September 2000, the Agreement with Prudential was increased to $250.0 million and its expiration date was extended to September 2001. The obligations described in these agreements are guaranteed by us. Under these agreements, the subsidiaries may fund loan originations by obtaining advances subject to specific conditions, which bear interest at a specified margin over the LIBOR rate. The obligations described in these agreements are collateralized by pledged loans. In March of 2000, these agreements were amended to provide for the sale of loans into an off balance sheet conduit facility. The combination of on-balance sheet borrowings against the warehouse facility to fund loan originations and the amount of loans sold into the off-balance sheet conduit facility at any point in time was limited to $150 million at June 30, 2000, $250 million beginning September 2000.

         The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next the special purpose entity sells the loans to a qualified special purpose entity ("the facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. During fiscal 2000, we sold approximately $97.7 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $9.6 million. In June 2000, $19.4 million of loans in the conduit facility were re-securitized by the facility. At June 30, 2000 there were $78.3 million in principal amount of loans in the conduit facility and an additional $0.2 million in the on balance sheet facility.

         Subsequent to June 30, 2000, we and our subsidiaries, American Business Credit, HomeAmerican Credit and New Jersey Mortgage, established a $200.0 million facility which provides for the sale of loans into an off balance sheet funding facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity ("the facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans, except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the facility fails to re-securitize the loans within a specified period, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the conduit facility will be treated as sales for financial reporting purposes.

         Along with certain of our subsidiaries, we obtained a $150.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A., expiring October 1, 2000. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreement, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. Obligations under the facility are collateralized by specified pledged loans and other related collateral. The facility also requires us to meet specified financial ratios and contains restrictive covenants, including covenants limiting loans to and transaction with affiliates, the issuance of additional debt, and the types of investments that can be purchased. At June 30, 2000, $28.2 million of this facility was drawn upon. Given the increase in the Prudential facility from $150.0 million to $250.0 million and the new $200.0 million facility from UBS Warburg, we intend to allow the Chase facility to expire or be renewed at a reduced amount.

          Our subsidiaries, American Business Credit, HomeAmerican Credit and New Jersey Mortgage obtained a $25.0 million warehouse line of credit facility from Residential Funding Corporation which expires December 31, 2000. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreement. Interest rates on the advances are based on LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans. At June 30, 2000, $3.9 million of this facility was drawn upon.

         Along with our subsidiaries, American Business Credit, HomeAmerican Credit and New Jersey Mortgage, we obtained a $5.0 million line of credit from Chase Bank expiring December 2000. Interest rates on advances under the line are at LIBOR plus a margin. At June 30, 2000, $5.0 million of this line of credit was being utilized.

         The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases. The facility permitted us to sell leases in a two-step transfer that qualified for sale accounting under SFAS No. 125. First, we sold the leases to a special purpose entity which has been established for the limited purpose of buying and reselling the leases. Next, the special purpose entity sold the leases to a qualified special purpose entity ("the facility") for cash. The facility is sponsored by a major financial institution which has the option to re-securitize the leases, ordinarily using longer-term certificates. Should a longer-term securitization not occur, the leases would remain in the commercial paper conduit until their contractual termination. We have no obligation to repurchase the leases and neither the facility nor the sponsor has a right to require such repurchase. At June 30, 2000, there was $2.6 million of equipment leases in the commercial paper conduit facility representing the remaining balance of leases sold into the facility and accounted for as sales prior to the time we ceased originating equipment leases. The Company ceased originating equipment leases as of December 31, 1999 and no longer sells leases into this facility. The final two transfers of leases into this facility with a remaining amount of $9.3 million were accounted for as financing transactions. The leases transferred in those final transfers were retained on our balance sheet and the financing raised by the commercial paper conduit facility was recorded as debt on the balance sheet.

         As of June 30, 2000, $228.6 million of debt was scheduled to mature during the next twelve months which was mainly comprised of maturing subordinated debt and warehouse lines of credit. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the current use of securitizations to fund loan growth, we are also dependent upon other borrowings to fund a portion of our operations. We intend to continue to utilize debt financing to fund operations in the future.

         A failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size or pricing in the markets for loans, could have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail loan production activities or sell loans rather than securitize them, thereby having a material adverse effect on our results of operations and financial condition.

         We lease our corporate headquarters facilities under a five-year operating lease expiring in July 2003 at a minimum annual base rent of approximately $2.2 million. We also lease a facility in Roseland, New Jersey under two operating leases, with the primary lease expiring in July 2003 and a sub-lease expiring in January 2003, at an annual base rent of $0.8 million. The primary Roseland lease has a renewal provision at an increased annual rental. In addition, branch offices are leased on a short-term basis in various cities throughout the United States. The leases for the branch offices are not material to operations. See note 14 of the notes to consolidated financial statements for information regarding lease payments.

Recent Accounting Pronouncements

         Set forth below are recent accounting pronouncements which may have a future effect on operations. These pronouncements should be read in conjunction with the significant accounting policies, which have been adopted, that are set forth in Note 1 of the notes to the consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction. At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently, the effective date of the standard was delayed until years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management."

Item 8.  Financial Statements



                                                                                                             Page
                                                                                                             ----
Report of Independent Certified Public Accountants........................................................    82
Consolidated Balance Sheets as of June 30, 2000 and 1999..................................................    83
Consolidated Statements of Income for the years ended
         June 30, 2000, 1999 and 1998.....................................................................    84
Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 2000, 1999 and 1998.....................................................................    85
Consolidated Statements of Cash Flow for the years ended
         June 30, 2000, 1999 and 1998.....................................................................    86
Notes to Consolidated Financial Statements................................................................    88


                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

--------------------------------------------------------------------------------


Report of Independent Certified Public Accountants



American Business Financial Services, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of American Business Financial Services, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income and stockholders' equity, and cash flow for each of the years in the three-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flow for each of the years in the three-year period ended June 30, 2000 in conformity with generally accepted accounting principles.


/s/ BDO Seidman LLP

BDO Seidman LLP
Philadelphia, Pennsylvania
September 29, 2000

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------

June 30,                                                                               2000                     1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                     (dollar amounts in thousands)
Assets
Cash and cash equivalents                                                    $       69,751          $        22,395
Loan and lease receivables, net
     Available for sale                                                              44,132                   33,776
     Other                                                                           13,002                    6,863
Interest-only strips                                                                277,872                  178,218
Servicing rights                                                                     74,919                   43,210
Receivable for sold loans and leases                                                 51,283                   66,086
Prepaid expenses                                                                      2,209                    1,671
Property and equipment, net                                                          17,756                   10,671
Other assets                                                                         41,744                   33,411
-----------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $      592,668          $       396,301
=======================================================================================================================

Liabilities and Stockholders' Equity

Liabilities
     Subordinated debt                                                       $      390,676          $       211,652
     Warehouse lines and other notes payable                                         50,842                   58,691
     Accounts payable and accrued expenses                                           31,496                   26,826
     Deferred income taxes                                                           22,773                   16,604
     Other liabilities                                                               34,766                   24,282
-------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   530,553                  338,055
-------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, par value $.001
   Authorized, 1,000,000 shares; Issued and outstanding, none                            --                       --
   Common stock, par value $.001
   Authorized, 9,000,000 shares
   Issued: 3,642,592 shares in 2000 and 3,703,514 shares in 1999
   (including Treasury shares of 318,918 in 2000 and 116,550 in 1999)                     4                        3
   Additional paid-in capital                                                        24,291                   23,339
   Accumulated other comprehensive income                                             5,458                    3,354
   Retained earnings                                                                 36,850                   33,596
   Treasury stock at cost, 318,918 shares in 2000 and 116,550 shares in
   1999                                                                              (3,888)                  (1,446)
-------------------------------------------------------------------------------------------------------------------------
                                                                                     62,715                   58,846
     Note receivable                                                                   (600)                    (600)
-------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                           62,115                   58,246
-------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $    592,668          $       396,301
=======================================================================================================================

                     See accompanying notes to consolidated financial statements

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                               Consolidated Statements of Income

--------------------------------------------------------------------------------

Year ended June 30,                                                 2000               1999                1998
--------------------------------------------------------------------------------------------------------------------
                                                             (dollar amounts in thousands, except per share data)
Revenues
     Gain on sale of loans and leases                    $        90,380    $        64,490     $        40,778
     Interest and fees                                            19,400             16,553              17,386
     Interest accretion on interest-only strips                   16,616              2,021                 538
     Servicing income                                              4,239              3,321                 476
     Other income                                                     11                 39                 157
--------------------------------------------------------------------------------------------------------------------

Total revenues                                                   130,646             86,424              59,335
--------------------------------------------------------------------------------------------------------------------

Expenses
     Interest                                                     38,122             22,427              13,190
     Provision for credit losses                                   2,045                928                 491
     Employee related costs                                       12,847              5,318               5,030
     Sales and marketing                                          25,336             21,859              14,237
     General and administrative                                   29,331             14,041               8,497
     Interest-only strips fair value adjustment                   12,603                 --                  --
--------------------------------------------------------------------------------------------------------------------

Total expenses                                                   120,284             64,573              41,445
--------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                          10,362             21,851              17,890

Provision for income taxes                                         3,938              7,763               6,435
--------------------------------------------------------------------------------------------------------------------

Net income                                               $         6,424    $        14,088     $        11,455
====================================================================================================================

Earnings per common share
     Basic                                               $          1.88    $          3.83     $          3.10
     Diluted                                             $          1.83    $          3.72     $          2.98
====================================================================================================================

Average common shares (in thousands)
     Basic                                                         3,424              3,682               3,692
     Diluted                                                       3,509              3,791               3,847
====================================================================================================================

                     See accompanying notes to consolidated financial statements

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------

Year ended June 30, 2000, 1999 and 1998
----------------------------------------------------------------------------------------------------------------------------
                                                       Common Stock
                                                ---------------------------                    Accumulated
                                                    Number                    Additional          Other
                                                   Of Shares                   Paid-In        Comprehensive       Retained
                                                  Outstanding       Amount     Capital            Income          Earnings
----------------------------------------------------------------------------------------------------------------------------
                                                                                              (dollar amounts in thousands)
Balance, June 30, 1997                                  3,679  $         3  $      22,669   $              --   $     8,839
Common stock issued for acquisition                        21           --            500                  --            --
Issuance of non-employee stock options                     --           --             87                  --            --
Cash dividends ($.06 per share)                            --           --             --                  --          (211)
Net income                                                 --           --             --                  --        11,455
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                  3,700            3         23,256                  --        20,083
Comprehensive income:
     Net income                                            --          --              --                  --        14,088
     Unrealized gains on interest-only strips              --          --              --               3,354            --
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                 --          --              --               3,354        14,088

Issuance of non-employee stock options                     --          --              73                  --            --
Exercise of stock options                                   4          --              10                  --            --
Cash dividends ($0.165 per share)                          --          --              --                  --          (575)
Repurchase of treasury shares                            (117)         --              --                  --            --
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                                  3,587           3          23,339               3,354        33,596
Comprehensive income:
     Net income                                            --          --              --                  --         6,424
     Unrealized gains on interest-only strips              --          --              --               2,104            --
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                 --          --              --               2,104         6,424

Issuance of non-employee stock options                     --          --             130                  --
Exercise of stock options                                  64           1             218                  --
Cash dividends ($0.30 per share)                           --          --              --                  --        (1,014)
Repurchase of treasury shares                            (327)         --              --                  --
Stock dividend (5% of outstanding shares)
     Issuance of treasury shares                           --          --                                  --
     Issuance of new shares                                --          --             604                  --        (2,156)
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                                  3,324  $        4   $      24,291  $            5,458  $     36,850
============================================================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------

                                                                                          Total
                                                           Treasury        Note       Stockholders'
                                                            Stock       Receivable        Equity
                                                   -------------------------------------------------
Balance, June 30, 1997                               $        --   $       (600) $        30,911
Common stock issued for acquisition                           --             --              500
Issuance of non-employee stock options                        --             --               87
Cash dividends ($.06 per share)                               --             --             (211)
Net income                                                    --             --           11,455
----------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                        --           (600)          42,742
Comprehensive income:
     Net income                                               --             --           14,088
     Unrealized gains on interest-only strips                 --             --            3,354
----------------------------------------------------------------------------------------------------
Total comprehensive income                                    --             --           17,442

Issuance of non-employee stock options                        --             --               73
Exercise of stock options                                     --             --               10
Cash dividends ($0.165 per share)                             --             --             (575)
Repurchase of treasury shares                             (1,446)            --           (1,446)
----------------------------------------------------------------------------------------------------

Balance, June 30, 1999                                    (1,446)          (600)          58,246
Comprehensive income:
     Net income                                               --             --            6,424
     Unrealized gains on interest-only strips                 --             --            2,104
----------------------------------------------------------------------------------------------------
Total comprehensive income                                    --             --            8,528

Issuance of non-employee stock options                        --             --              130
Exercise of stock options                                     --             --              219
Cash dividends ($0.30 per share)                              --             --           (1,014)
Repurchase of treasury shares                             (3,994)            --           (3,994)
Stock dividend (5% of outstanding shares)
     Issuance of treasury shares                           1,552             --            1,552
     Issuance of new shares                                   --             --           (1,552)
----------------------------------------------------------------------------------------------------
Balance, June 30, 2000                               $    (3,888)  $       (600) $        62,115
====================================================================================================

                     See accompanying notes to consolidated financial statements

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                            Consolidated Statements of Cash Flow

--------------------------------------------------------------------------------

Year ended June 30,                                                         2000                  1999                1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                             (dollar amounts in thousands)
Cash flows from operating activities
     Net income                                                     $        6,424         $      14,088      $     11,455
     Adjustments to reconcile net income to
         net cash used in operating activities
              Gain on sales of loans and leases                            (90,380)              (64,490)          (40,778)
              Depreciation and amortization                                 21,452                10,826             5,340
              Interest accretion on interest-only strips                   (16,616)               (2,021)             (538)
              Interest-only strips fair value adjustment                    12,603                    --                --
              Provision for credit losses                                    2,045                   928               491
              Net charge-offs                                               (1,458)               (1,107)             (667)
         Loans and leases originated for sale                           (1,174,518)             (918,477)         (510,783)
         Proceeds from sale of loans and leases                          1,104,372               883,349           436,294
         Principal payments on loans and leases                              9,686                 9,200            19,003
         (Increase) decrease in accrued interest
              and fees on loan and lease receivables                        (6,139)               (2,767)            6,164
         Required purchases of initial overcollateralization
              on securitized loans and leases                              (11,232)               (4,825)           (5,376)
         Required purchase of additional
              overcollateralization for securitized
              loans and leases                                             (29,925)              (16,682)           (9,961)
         Cash flow from interest-only strips                                49,508                32,927            13,382
         Decrease (increase) in receivable for loans and
              leases sold                                                    8,314               (70,895)           (2,687)
         (Increase) decrease in prepaid expenses                              (538)                  901            (1,391)
         Increase in accounts payable and
              accrued expenses                                               4,670                11,465             9,199
         Increase in deferred income taxes                                   6,169                 5,539             5,333
         Increase in loans in process                                       10,484                11,484             6,455
         Other, net                                                         (6,874)                 (976)            3,393
------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (101,953)             (101,533)          (55,672)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchase of property and equipment                                    (11,523)               (5,819)           (4,085)
     Proceeds from sale of property and equipment                               --                   684                --
     Purchase of investments                                                  (713)                   --            (2,986)
     Principal receipts and maturity of investments                             32                 3,428             5,101
     Purchase of subsidiary, net                                                --                    --            (8,866)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                        (12,204)               (1,707)          (10,836)
-------------------------------------------------------------------------------------------------------------------------------

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                            Consolidated Statements of Cash Flow

--------------------------------------------------------------------------------

Year ended June 30,                                                      2000              1999                   1998
--------------------------------------------------------------------------------------------------------------------------
                                                                            (dollar amounts in thousands)
Cash flows from financing activities
     Proceeds from issuance of subordinated
         debentures                                              $     265,590      $   168,357           $     73,884
     Principal payments on subordinated
         debentures                                                    (86,567)         (70,636)               (25,044)
     Net borrowings on revolving lines of credit                       (14,153)          25,241                 19,750
     Borrowings, lease funding facility                                 12,294               --                     --
     Principal payments, lease funding facility                         (2,955)              --                     --
     (Principal payments on) proceeds from repurchase
         agreement                                                      (1,072)           4,677                     --
     Principal payments on notes payable, other                         (1,963)          (1,566)                  (445)
     Financing costs incurred                                           (5,002)          (2,986)                (2,041)
     Exercise of employee stock options                                    219               10                     --
     Issuance of non-employee stock options                                130               73                     87
     Cash dividends paid                                                (1,014)            (575)                  (211)
     Purchase of treasury stock                                         (3,994)          (1,446)                    --
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                              161,513          121,149                 65,980
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in
     cash and cash equivalents                                   $      47,356      $    17,909           $       (528)

Cash and cash equivalents at beginning of year                          22,395            4,486                  5,014
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                         $      69,751      $    22,395           $      4,486
=========================================================================================================================

Supplemental disclosures of cash flow information
     Cash paid (net refunds received) during the year for:
         Interest                                                $      29,076      $    18,900           $     10,647
=========================================================================================================================

         Income taxes                                            $        (469)     $     3,750           $         50
=========================================================================================================================

Supplemental disclosure of noncash financing activity
     Noncash transaction recorded in connection with
     acquisition of subsidiary
         Decrease in acquisition debt                            $        (457)     $    (1,001)          $     (3,418)
         Decrease in loan and lease receivables                            457            1,001                  3,418

                    See accompanying notes to consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of       Business
   Significant
   Accounting       American Business Financial Services, Inc. ("ABFS"),
   Policies         together with its subsidiaries (the "Company"),  is a
                    diversified financial service organization operating throughout the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets, mortgage and home equity loans, typically to credit impaired borrowers secured by first and second mortgages. In addition the Company offers subordinated debt securities to the public, the proceeds of which are used to fund loan and lease originations and the Company's operations.

                    Prior to December 31, 1999 the Company also originated equipment leases. Effective December 31, 1999 the Company de-emphasized the leasing origination business as a result of its strategy of focusing on its most profitable lines of business. The Company is continuing to service the remaining leases in its managed portfolio, which totaled $119.0 million at June 30, 2000.

                    Business Conditions

                    For its ongoing operations, the Company depends upon frequent financings, including the sale of unsecured subordinated debt securities and borrowings under warehouse credit facilities or lines of credit. If it is unable to renew or obtain adequate funding through its sale of subordinated debt securities or under a warehouse credit facility, or other borrowings, the lack of adequate funds would reduce profitability. To the extent that the Company is not successful in maintaining or replacing existing subordinated debt securities upon maturity, it may have to limit loan originations or sell loans earlier than intended and restructure its operations. Limiting originations or earlier sales of loans could reduce profitability.

                    The Company has historically experienced negative cash flow from operations since 1996 primarily because its business strategy of selling loans through securitization does not generate cash flow immediately. The Company expects this negative cash flow from operations to continue in the foreseeable future. If the Company continues to experience negative cash flows from operations, its ability to make principal and interest payments due under the terms of the subordinated debentures could be impaired. At June 30, 2000, there were approximately $177.7 million of subordinated debentures which will mature through June 30, 2001.

                    The Company obtains the funds to repay the subordinated debentures at their maturities by securitizing loans, selling whole loans and selling additional subordinated debentures. The Company could, in the future, generate cash

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               flows by securitizing, selling, or borrowing against
   Significant              its interest-only strips and selling servicing
   Accounting               rights generated in past securitizations. If the
   Policies (continued)     Company is unable in the future to securitize loans,
                            to sell whole loans, or to realize cash flows from interest-only strips and servicing rights generated in past securitizations, its ability to repay the subordinated debentures could be impaired.

                            Because the Company has only $98.2 million of registered subordinated debt available for future issuance at June 30, 2000, and a new subordinated debenture registration is not effective, the Company has developed a contingent financial restructuring plan including cash flow projections for the twelve months ending September 30, 2001. Based on the Company's current cash flow projections, the Company anticipates being able to make all scheduled subordinated maturities and vendor payments.

                            The contingent financial restructuring plan is based on actions that the Company would take to reduce its operating expenses and conserve cash. These actions would include reducing capital expenditures, transitioning from securitizing the majority of loans originated to selling those loans on a whole-loan basis, eliminating or downsizing various lending, overhead and support groups, and scaling back the development of new business distribution channels and less profitable businesses.

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

                            Certain prior period financial statement balances have been reclassified to conform to current period presentation. All outstanding share, average common share, earnings per common share and stock option amounts reported as of June 30, 1999 and prior have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999. See
                            Note 10 for further description.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               Cash and Cash Equivalents
   Significant
   Accounting               Cash equivalents consist of short-term investments
   Policies (continued)     with an initial maturity of three months or less.

                            Loan and Lease Receivables

                            Loan and lease receivables - available for sale are loans and leases the Company plans to sell or securitize and are carried at the lower of aggregate cost (principal balance, including unamortized origination costs and fees) or market value. Market value is determined by quality of credit risk, types of loans originated, current interest rates, economic conditions, and other relevant factors.

                            Loan and lease receivables - other is comprised mainly of accrued interest and fees on loans and leases and lease equipment residuals receivable from a third party. These amounts are carried at their net recoverable value.

                            Allowance for Credit Losses

                            The Company's allowance for credit losses on available for sale loans and leases is maintained to account for loans and leases that are delinquent and are expected to be ineligible for sale into a securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral considerations.

                            Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan and lease charge-offs reduce the allowance.

                            Loan and Lease Origination Costs and Fees

                            Direct loan and lease origination costs and loan fees such as points and other closing fees are recorded as an adjustment to the cost basis of the related loan and lease receivable and are recognized in the Consolidated Statement of Income as an adjustment to the gain on sale recorded at the time the loans and leases are securitized.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               Interest-only Strips
   Significant
   Accounting               The Company sells a majority of its originated loans
   Policies (continued)     and leases through securitizations. In connection
                            with these securitizations, the Company receives cash and an interest-only strip which represents our retained interest in the securitized loans and leases. As a holder of the interest-only strips, the Company is entitled to receive certain excess (or residual) cash flows which are derived from payments made to the trust from the securitized loans and leases after deducting payments to investors in the securitization trust and other miscellaneous fees.
                            These cash flows are projected over the life of the loans and leases using certain prepayment and default assumptions. Excess cash flows are retained by the trust until certain overcollateralization levels are established. The overcollateralization causes the aggregate principal amount of the related securitization pool to exceed the aggregate balance of the investor notes. The overcollateralization serves as credit enhancement for the investors. The securitization trusts and its investors have no recourse to other assets of the Company for failure of the securitized loans and leases to pay when due.

                            The fair values of the excess cash flows are estimated based on a discounted cash flow analysis, and are recorded by the Company at the time loans and leases are securitized. Cash flows are discounted from the date the cash is expected to be available to the Company (the "cash-out method"). Cash flows are discounted at a rate management believes is commensurate with the risks involved in the Company's securitization assets. See "Management's Discussion and Analysis - Securitization Accounting Considerations" for further discussion of how the discount rate is determined.

                            Interest-only strips are periodically revalued by the Company based on a discounted cash flow analysis of loans and leases remaining in the trusts. The assumptions for prepayment and default rates are monitored against actual experience and adjusted if warranted. See "Management's Discussion and Analysis
                            - Securitization Accounting Considerations" for more information regarding these assumptions and actual experience.

                            Servicing Rights

                            Upon the securitization of loans and leases, the Company retains servicing rights. Because the benefits of servicing are expected to be more than adequate compensation to the Company for performing the servicing, the Company capitalizes the benefits associated with the rights to service securitized loans and leases based on the servicing rights' relative fair value to other consideration received in a securitization. The fair value of servicing rights is estimated based on a discounted cash flow analysis which considers contractual fees for servicing (generally 0.5% of outstanding loans and leases serviced) and the rights to collect ancillary servicing related fees, which include prepayment fees, late charges, nonsufficient fund fees and other miscellaneous fees from the loans

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               and leases, net of costs to service the loans and
   Significant              leases. Assumptions for prepayments and credit
   Accounting               losses used to value servicing rights are consistent
   Policies (continued)     with assumptions used to value interest-only strips
                            in securitizations. Servicing rights are amortized based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights.
                            Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization.
                            Capitalized servicing rights are evaluated for impairment. The servicing rights are stratified by loan type (business or home equity loan) which is the predominant risk characteristic of the underlying financial asset. Impairment, if any, is measured (by strata) as the excess of unamortized cost over fair value as measured by discounted cash flows. See "Management's Discussion and Analysis -
                            Securitization Accounting Considerations" for more information regarding these assumptions and actual experience.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               Goodwill
   Significant
   Accounting               Goodwill is recorded in other assets and represents
   Policies (continued)     the excess of cost over the fair value of the net
                            assets acquired from the Company's 1997 acquisition of New Jersey Mortgage and Investment Corp. Goodwill is amortized on a straightline basis over the expected period of benefit, which approximates 15 years.

                            Revenue Recognition

                            The Company derives its revenue principally from gain on sale of loans and leases, interest and fee income on loans and leases, and servicing income.

                            Gains on sales of loans and leases through securitizations represent the difference between the net proceeds to the Company, including retained interests in the securitization, and the allocated cost of loans and leases securitized. The allocated cost of loans and leases securitized is determined by allocating their net carrying value between the loans and leases, the interest-only strips and the servicing rights retained by the Company based upon their relative fair values.

                            Interest and fee income consists of interest earned on loans and leases while held in the Company's portfolio, premiums earned on loans sold with servicing released and other ancillary fees collected in connection with loan and lease origination. Interest income is recognized based on the interest method. Accrual of interest income is suspended when the receivable is contractually delinquent for 90 days or more. The accrual is resumed when the receivable becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review will cause earlier suspension if collection is doubtful. Premiums earned on loans sold with servicing released, referred to as whole loan sales, are the difference between the net proceeds from the sale and the loans net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees.

                            Interest accretion on interest-only strips represents the yield component of cash flows received on interest-only strips. The basis for recognizing interest accretion on interest-only strips is the prospective approach. Periodically the Company updates estimates of residual cash flow from its securitizations. When it is probable that there is a favorable change in estimated residual cash flow from the cash flow previously projected, the Company recognizes a greater percentage of estimated interest accretion earned by the securitization. Any probable unfavorable change in estimated residual cash flow would likewise decrease the percentage of estimated interest accretion earned by the securitization. See "Management's Discussion and Analysis -- Year Ended June 30, 2000 Compared to Year Ended June 30, 1999" for additional discussion of interest accretion.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               Servicing income is recognized as contractual fees
   Significant              and other fees for servicing loans and leases are
   Accounting               collected, net of amortization of servicing rights
   Policies (continued)     assets.

                            Derivative Financial Instruments

                            The primary market risk exposure that the Company faces is interest rate risk. Interest rate risk occurs due to potential changes in interest rates between the date fixed rate loans are originated and the date of securitization. The company utilizes hedging strategies to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days.

                            These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of residual interests in mortgage loans in the Company's conduit facility to be included in the next subsequent securitization. The mortgage loans, loan commitments and mortgage loans underlying the residual interests in the conduit facility consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a benchmark rate based on U.S. Treasury securities or Eurodollar futures with a three-year maturity. The Company hedges potential rate changes in the Treasury and Eurodollar securities with futures contracts or forward sales contracts on a similar underlying security. This has provided strong correlation between our hedge contracts and the ultimate pricing we have received on the subsequent securitizations. The gain or loss derived from these hedging transactions is deferred, reported in other assets or other liabilities and recognized as an adjustment to the gains on sale of loans when the loans are securitized. The cash flow related to hedging activities is reported as it occurs. Gains and losses on terminated contracts are recognized when the termination occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the contract would be recognized as an adjustment to income in the period incurred. See "Management's Discussion and Analysis -- Interest Rate Risk Management" for further discussion of the Company's use of derivative financial instruments.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               Income Taxes
   Significant
   Accounting               The Company and its subsidiaries file a consolidated
   Policies (continued)     federal income tax return.

                            Under the asset and liability method used by the Company to provide for income taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities.

                            Acquisition

                            Effective October 1, 1997, the Company acquired all of the issued and outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consisted of $11.0 million in cash, a note payable of $5.0 million and the issuance of 20,240 shares of the Company's common stock. The purchase agreement included a provision for a series of contingent payments to the former stockholders of NJMIC totaling $4.0 million based on NJMIC's attainment of certain performance targets over a three year period. To date the Company has paid $2.7 million of the total amount of contingent payments and the remaining $1.3 million has been recorded as a payable as of June 30, 2000. The contingent payments were recorded as additional goodwill. Pursuant to the terms of the acquisition agreement, the Company is permitted to reduce the amount payable to the former owners of NJMIC under the $5.0 million note payable described above, in an amount equal to the losses sustained from October 1997 to October 2000 on any loans or leases acquired in the NJMIC transaction.

                            The transaction has been accounted for under the purchase method and accordingly the results of NJMIC have been included with the Company's since the date of acquisition.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               Recent Accounting Pronouncements
   Significant
   Accounting               In June 1998, the FASB issued SFAS No. 133
   Policies (continued)     "Accounting for Derivative Instruments and Hedging
                            Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts
                            (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.
                            At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently the effective date of the standard was delayed until years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

2. Loan and Lease           June 30,                                         2000                 1999
   Receivables              --------------------------------------------------------------------------------
                                                                                 (in thousands)
                            Real estate secured loans                   $      26,589        $     21,027
                            Leases (net of unearned income
                                of $2,503 and $1,543)                          18,832              13,451
                            --------------------------------------------------------------------------------
                                                                               45,421              34,478
                            Less allowance for credit losses on
                                loan and lease receivables
                                available for sale                              1,289                 702
                            --------------------------------------------------------------------------------

                                                                        $      44,132        $     33,776
                            ================================================================================

                            Real estate secured loans have contractual maturities of up to 30 years.

                            At June 30, 2000 and 1999, the accrual of interest income was suspended on real estate secured loans of $4.3 million and $85 thousand, respectively. Based on its evaluation of the collateral related to these loans, the Company expects to collect the contractual principal.

                            Substantially all leases originated by the Company are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

3. Allowance for
   Credit Losses           Year ended June 30,                   2000               1999             1998
                           ----------------------------------------------------------------------------------------
                                                                              (in thousands)
                           Balance at beginning
                               of year                        $     702         $     881          $       338
                           Provision for credit losses:
                               Business purpose loans               660               278                  128
                               Home equity loans                    350               296                   --
                               Equipment leases                   1,035               354                  363
                           ----------------------------------------------------------------------------------------

                               Total provision                    2,045               928                  491
                           ----------------------------------------------------------------------------------------

                           Acquired through
                               acquisition                           --                --                  719
                           ----------------------------------------------------------------------------------------

                           Charge-offs, net of
                               recoveries:
                               Business purpose loans              (225)             (301)                (138)
                               Home equity loans                    (85)             (486)                  --
                               Equipment leases                  (1,148)             (320)                (529)
                           ----------------------------------------------------------------------------------------


                               Total charge-offs                 (1,458)           (1,107)                (667)
                           ----------------------------------------------------------------------------------------

                           Balance at end of year             $   1,289         $     702          $       881
                           ----------------------------------------------------------------------------------------
                           Ratio of net charge-offs
                               during the period to
                               average managed
                               portfolio                          0.31%             0.12%                0.12%
                           Ratio of allowance to
                               gross receivables                  2.84%             2.04%                1.39%

                            Recoveries of loans previously charged off were $40 thousand and $3 thousand during the years ended June 30, 2000 and 1999, respectively. No recoveries were recorded in the year ended June 30, 1998.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

3. Allowance for Credit     While we are under no obligation to do so, at times
   Losses (continued)       we elect to repurchase some foreclosed and
                            delinquent loans from the securitization trusts.
                            Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flows from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off.

                            The following table summarizes the principal balances of loans repurchased from securitization trusts (in thousands):

                            Year ended June 30,                        2000             1999          1998
                            ---------------------------------------------------------------------------------
                            Business loans                       $    4,118        $      74      $    297
                            Home equity loans                         4,710            1,272           201
                            ---------------------------------------------------------------------------------

                            Total                                $    8,828        $   1,346      $    498
                            =================================================================================

                            Number of loans repurchased                  81               19             4
                            ---------------------------------------------------------------------------------

4. Securitizations          The following schedule details loan and lease
                            securitizations (in thousands):

                            Year ended June 30,                        2000             1999          1998
                            ----------------------------------------------------------------------------------
                            Loans and leases sold:
                               Business loans                        $  104.5         $   71.9       $   54.1
                               Home equity loans                        887.9            613.0          270.9
                               Equipment leases                           9.3             92.6           59.7
                            ----------------------------------------------------------------------------------
                                                                     $1,001.7         $  777.5       $  384.7
                            ----------------------------------------------------------------------------------
                            Number of securitizations:
                               Business and home equity
                                 loans                                      4                4              3
                               Equipment leases                             1                2              1
                            ----------------------------------------------------------------------------------
                            Cash proceeds:
                               Business and home equity
                                 loans                               $  993.0         $  685.0       $  325.0
                               Equipment leases                          10.0             91.1           13.7
                            ----------------------------------------------------------------------------------
                            Gains:
                               Business and home equity
                                 loans                                   90.2             61.9           40.5
                               Equipment leases                           0.2              2.6            0.3
                            ----------------------------------------------------------------------------------
                                                                     $   90.4         $   64.5       $   40.8
                            ==================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

4. Securitizations          The Company's securitizations involve a two-step
   (continued)              transfer that meets the requirements of SFAS No.
                            125. First, the Company sells the loans and leases to a special purpose entity ("SPE") which has been established for the limited purpose of buying and reselling the loans and leases. Next, the SPE then sells the loans and leases to a qualified special purpose entity ("the Trust"), transferring title to the loans and leases and isolating those assets from the Company. Finally, the Trust issues certificates to investors to raise the cash purchase price, collects proceeds on behalf of the certificate holders, distributes proceeds and has a distinct legal standing from the Company.

                            In March 2000, the Company amended its arrangements with a warehouse lender to include an off-balance sheet conduit facility. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next the special purpose entity sells the loans to a qualified special purpose entity ("the facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. During fiscal 2000, we sold approximately $97.7 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $9.6 million. In June 2000, $19.4 million of loans in the conduit facility were re-securitized by the facility. At June 30, 2000 there were $78.3 million in principal amount of loans in the conduit facility and an additional $0.2 million in the on balance sheet facility.

                            Subsequent to June 30, 2000, we and our
                            subsidiaries, American Business Credit, HomeAmerican Credit and New Jersey Mortgage, established a $200.0 million facility which provides for the sale of loans into an off balance sheet funding facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next the special purpose entity sells the loans to a qualified special purpose entity ("the facility") for cash proceeds generated by its sale of notes to third party purchaser. We have no obligation to repurchase the loans, except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the facility fails to re-securitize the loans within a specified period, the third party note purchaser has the right to securitize or sell the loans.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

4. Securitizations          Under this arrangement, the loans have been isolated
   (continued)              from us and our subsidiaries; and, as a result,
                            transfers to the conduit facility will be treated as sales for financial reporting purposes.

                            During the year ended June 30, 1999, equipment leases were also securitized in numerous sales to a commercial paper conduit. The commercial paper conduit arrangement provided for sale of the equipment leases using a pooled securitization. The facility is sponsored by a major financial institution which has the option to re-securitize the leases, ordinarily using longer-term certificates. Should a longer-term securitization not occur, the leases would remain in the commercial paper conduit until their contractual termination. The Company has no obligation to repurchase the leases and neither the facility nor the sponsor has a right to require such repurchase. Under this arrangement the leases have been isolated from the Company; and as a result, the transfer of these leases to the conduit facility is treated as a sale for financial reporting purposes. The Company ceased originating equipment leases as of December 31, 1999 and no longer sells leases into this facility. The final two transfers of leases into this facility with a remaining balance of $9.3 million at June 30, 2000 were accounted for as financing transactions.

                            In Fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered a permanent fair value adjustment and was recorded as expense in fiscal 2000. The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be permanent. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. See "Management's Discussion and Analysis
                            - Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. The write down reduced net income by $7.8 million and reduced diluted earnings per share by $2.23.

                            Information regarding the initial and current assumptions applied in determining the fair values of our mortgage and lease related interest-only strips and servicing rights are detailed in "Management's Discussion and Analysis - Securitization Accounting Considerations."

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

5. Interest-Only Strips     June 30,                             2000          1999
                            --------------------------------------------------------------
                                                                   (in thousands)
                            Interest-only strips-
                                Available for sale            $    273,629   $    172,411
                                Trading assets                       4,243          5,807
                            ---------------------------------------------------------------

                                                              $    277,872   $    178,218
                            ===============================================================


5. Interest-Only Strips     SFAS No. 134, which became effective January 1,
   (continued)              1999, requires that after the securitization of a
                            mortgage loan held for sale, the resulting mortgage-backed security or other retained interests be classified based on the Company's ability and intent to hold or sell the investments. As a result, retained interests previously classified as trading assets, as required by prior accounting principles, have been reclassified to available-for-sale. The effect of SFAS No. 134 on net income and net income per share in fiscal 1999 was $3.3 million and $0.88, respectively.

                            Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At June 30, 2000 and 1999, the Company's investment in overcollateralization was $82.0 million and $38.6 million, respectively.

                            The activity for interest-only strip receivables is summarized as follows (in thousands):

                            Year ended June 30,                                 2000               1999
                            -----------------------------------------------------------------------------------
                            Balance at beginning of year                   $     178,218       $     95,913
                            Initial recognition of
                                Interest-only strips, including
                                initial overcollateralization of
                                $11,232 and $4,825, respectively                 111,714             93,175
                            Required purchases of additional
                                overcollateralization                             29,925             16,682
                            Interest accretion and other                          16,616              2,021
                            Cash flow from interest-only strips                  (49,508)           (32,927)
                            Net adjustments to fair value                          3,510              3,354
                            Permanent fair value adjustment                      (12,603)                --
                            -----------------------------------------------------------------------------------

                            Balance at end of year                         $     277,872       $    178,218
                            ===================================================================================

                            In Fiscal 2000, a write down of $12.6 million was recorded on the Company's interest-only strips. See
                            Note 4 - "Securitizations" for further description of the write down.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

6. Servicing Rights         The total managed loan and lease portfolio, which
                            includes loans and leases sold to investors and those retained by the Company, is as follows (in thousands):

                            June 30,                                              2000              1999
                            --------------------------------------------------------------------------------
                            Home equity loans                           $    1,578,038      $    858,806
                            Business purpose loans                             221,546           148,932
                            Equipment leases                                   118,956           169,180
                            --------------------------------------------------------------------------------

                                                                        $    1,918,540      $  1,176,918
                            ================================================================================

                            The activity for the loan and lease servicing rights asset is summarized as follows (in thousands):

                            Year ended June 30,                                  2000                1999
                            --------------------------------------------------------------------------------
                            Balance at beginning of year                $      43,210       $      18,472
                            Initial recognition of
                                Servicing rights                               44,574              30,289
                            Amortization                                      (12,181)             (5,551)
                            Write down                                           (684)                 --
                            --------------------------------------------------------------------------------

                            Balance at end of year                      $      74,919       $      43,210
                            ================================================================================

                            Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on the predominant risk characteristic, which consists of loan type. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis - Securitization Accounting Considerations." Impairments, if they occurred, would be recognized in a valuation allowance for each impaired stratum in the period of impairment. To date, our valuation analysis has not indicated any impairment other than the $0.7 million write down recorded in fiscal 2000 and no valuation allowance has been required. At June 30, 2000 and 1999, the periodic valuations supported the carrying value of servicing rights.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

7. Property and
   Equipment                June 30,                                              2000             1999
                            --------------------------------------------------------------------------------
                                                                                    (in thousands)
                            Computer equipment and software                 $        16,809  $         7,548
                            Office furniture and equipment                           10,119            8,531
                            Leasehold improvements                                    2,481            1,756
                            -----------------------------------------------------------------------------------
                                                                                     29,409           17,835
                            Less accumulated depreciation
                                and amortization                                     11,653            7,164
                            -----------------------------------------------------------------------------------

                                                                            $        17,756  $        10,671
                            ====================================================================================

                            Depreciation and amortization expense was $4.4 million, $2.9 million and $1.7 million for the years ended June 30, 2000, 1999 and 1998, respectively.

8. Other Assets             June 30,                                   2000                      1999
                            ---------------------------------------------------------------------------------
                                                                                      (in thousands)
                            Goodwill, net of accumulated
                               amortization of $3,132 and $1,913         $        16,465     $       15,018
                            Due from securitization trusts for
                               servicing related activities                       10,075              7,131
                            Financing costs, debt offerings, net of
                               accumulated amortization of $5,467
                               and $3,903                                          6,244              4,487
                            Other                                                  5,605              4,918
                            Real estate owned                                      1,659                843
                            Investments held to maturity                             983              1,014
                            Investments available for sale (U.S.
                                Treasury Securities)                                 713                 --
                            -----------------------------------------------------------------------------------

                                                                         $        41,744     $       33,411
                            ===================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

9. Subordinated Debt        Subordinated debt was comprised of the following (in
   and Warehouse Lines      thousands):
   and Other Notes
   Payable

                            June 30,                                         2000                1999
                            --------------------------------------------------------------------------------
                            Subordinated debentures (a)                 $        389,477     $   206,918
                            Subsidiary subordinated debentures (b)                 1,199           4,734
                            --------------------------------------------------------------------------------

                            Total subordinated debentures               $        390,676     $   211,652
                            ================================================================================

                            Warehouse lines and other notes payable were comprised of the following (in thousands):

                            June 30,                                                2000            1999
                            ------------------------------------------------------------------------------
                            Warehouse revolving line of credit (c)      $         28,229    $     42,627
                            Warehouse revolving line of credit (d)                 3,861              --
                            Warehouse revolving line of credit (e)                   250             102
                            Warehouse revolving line of credit (f)                    --           3,764
                            Lease funding facility (g)                             9,339              --
                            Revolving line of credit (h)                           5,000           5,000
                            Repurchase agreement (i)                               3,606           4,677
                            Other debt                                               557           1,271
                            Senior subordinated debt (j)                              --           1,250
                            --------------------------------------------------------------------------------

                            Total warehouse lines and other notes
                                payable                                 $         50,842    $     58,691
                            ================================================================================

                            (a) Subordinated debentures due July 2000 through
                                June 2010, interest rates ranging from 6.15% to 12.25%; subordinated to all of the Company's indebtedness.
                            (b) Subsidiary subordinated debentures due July 2000
                                through December 2002, interest rates ranging from 9.00% to 10.45%; subordinated to all of the Company's indebtedness.
                            (c) $150 million warehouse revolving line of credit
                                expiring October 2000, interest rates ranging from LIBOR plus 1.375% to LIBOR plus 2.0%, collateralized by certain loan receivables.
                            (d) $25 million warehouse revolving line of credit
                                expiring December 2000, interest rate of LIBOR plus 1.75%, collaterized by certain loan receivables.
                            (e) $150 million warehouse line of credit expiring
                                August 2000, interest rate of LIBOR plus 1.0%, collateralized by certain loan receivables.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

9. Subordinated Debt        (f) $20 million warehouse revolving line of credit,
   and Warehouse Lines          expired January 2000, interest rates at prime
   and Other Notes              less 1.0% or LIBOR at the Company's option,
   Payable (continued)          collateralized by lease receivables.
                            (g) Lease funding facility due April 2000 through
                                December 2004, interest rate of LIBOR plus
                                1.775%, collateralized by certain lease
                                receivables.
                            (h) $5 million revolving line of credit expiring
                                December 2000, interest rate of LIBOR plus 2.0%, collateralized by certain residual interests in securitization trusts.
                            (i) Repurchase agreement due July 2000, interest
                                rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.
                            (j) Senior subordinated debt due July 2000, interest
                                rate of 12.0%, subordinated to certain
                                subsidiary's senior indebtedness.

                            Principal payments on debt for the next five years are as follows: year ending June 30, 2001 - $219.3 million; 2002 - $98.5 million; 2003 - $48.3 million;
                            2004 - $21.6 million; and 2005 - $24.7 million.

                            The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. There is no limit on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

                            The loan agreements provide for certain covenants regarding net worth and financial matters. At June 30, 2000, the Company is in compliance with the terms of the loan covenants.

                            Subsequent to June 30, 2000, the Company and its subsidiaries, American Business Credit, HomeAmerican Credit and New Jersey Mortgage established a $200.0 million facility which provides for the sale of loans into an off balance sheet funding facility with UBS Principal Finance, LLC an affiliate of UBS Warburg.

10. Stockholders' Equity    On August 18, 1999, the Company's Board of Directors
                            declared a 5% stock dividend to be paid on September
                            27, 1999 to shareholders of record on September 3, 1999. In addition the Board resolved that all outstanding stock options would be adjusted for the dividend. Accordingly, all outstanding shares, earnings per common share, average common share and stock option amounts have been retroactively adjusted to reflect the effect of the stock dividend.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

10. Stockholders' Equity    As previously reported, the Company's Board of
    (continued)             Directors authorized the repurchase of up to 10% of
                            the outstanding shares of our common stock. On
                            January 24, 2000, the Board of Directors authorized the repurchase of an additional 338,000 shares, representing 10.0% of the then outstanding shares.
                            The Company's Board of Directors initiated the stock repurchase program in view of the price level of our common stock which was trading at that time at below book value and the Company's consistent earnings growth over fiscal 1998 and 1999, which did not result in a corresponding increase in the market value of our common stock. In fiscal 2000, 328,000 shares were repurchased representing 9% of the outstanding shares. The impact of the share repurchase program was an increase of diluted earnings per share by approximately $0.06 for the year ended June 30, 2000.

                            The Company increased its quarterly dividend to $0.08 per share in fiscal 2000. Dividends of $0.30 were paid in the year ended June 30, 2000 compared to $0.165 and $0.06 in each of the years ended June 30, 1999 and 1998, respectively.

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

11. Employee                The Company has a 401(k) defined contribution plan,
    Benefit Plan            which was established in 1995, available to all
                            employees who have been with the Company for one year and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, subject to IRS imposed limitations. The
                            Company, at its discretion, may match up to 25% of the first 5% of salary contributed by the employee, and may match an additional 25% of the first 5% of salary contributed by the employee in Company stock.
                            The Company's contribution was $304 thousand and $263 thousand for the years ended June 30, 2000 and 1999, respectively.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

12. Stock Option Plans      The Company has a stock option plan that provides
                            for the periodic granting of options to key employees ("the Employee Plan"). The options are generally granted at the market price of the Company's stock on the date of grant and expire five to ten years from date of grant. Options either fully vest when granted or over periods of up to five years. At June 30, 2000, 261,000 shares were available for future grant under this plan.

                            A summary of stock option activity under the Employee Plan for the years ended June 30, 2000, 1999 and 1998 follows. Stock option activity for the years ended June 30, 1999 and 1998 has been retroactively adjusted for the effect of the 5% stock dividend described in Note 10.

                                                                             Number       Weighted-Average
                                                                          of Shares         Exercise Price
                            -----------------------------------------------------------------------------------

                            Options outstanding, June 30, 1997              238,875          $       14.43
                            Options granted                                 106,575                  22.95
                            Options canceled                                 (9,450)                 19.51
                            -----------------------------------------------------------------------------------

                            Options outstanding, June 30, 1998              336,000                  18.10
                            Options granted                                  14,175                  17.86
                            Options exercised                                (3,937)                  2.54
                            Options canceled                                (41,475)                 20.48
                            -----------------------------------------------------------------------------------

                            Options outstanding, June 30, 1999              304,763                  16.74
                            Options granted                                 225,650                  13.00
                            Options exercised                               (41,738)                  2.58
                            Options canceled                                (22,575)                 20.79
                            -----------------------------------------------------------------------------------

                            Options outstanding, June 30, 2000              466,100          $       16.00
                            ===================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

12. Stock Option Plans      The following tables summarize information about
    (continued)             stock options outstanding under the Employee Plan at
                            June 30, 2000:

                                                          Options Outstanding
                                                                         Weighted
                            Range of                                    Remaining             Weighted
                            Exercise Prices          Number           Contractual              Average
                            Of Options            of Shares         Life in Years       Exercise Price
                            ------------------------------------------------------------------------------------
                            $  4.76                    23,625                   0.2                  $4.76
                              13.00                   225,650                   9.4                  13.00
                              14.29 to 19.05          133,350                   6.5                  18.76
                              19.52 to 24.76           83,475                   7.4                  22.88
                            ------------------------------------------------------------------------------------

                                                      466,100                   7.8                 $16.00
                            ====================================================================================

                                                            Options Exercisable
                                                                           Weighted
                            Range of                                      Remaining             Weighted
                            Exercise Prices            Number           Contractual              Average
                            Of Options              of Shares         Life in Years       Exercise Price
                            ------------------------------------------------------------------------------------
                             $ 4.76                    23,625                   0.2                  $4.76
                              13.00                    10,000                   9.3                  13.00
                              14.29 to 19.05           83,685                   6.4                  18.61
                              19.52 to 24.76           36,960                   7.4                  22.86
                            ------------------------------------------------------------------------------------

                                                      154,270                   5.9                 $17.15
                            ====================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

12. Stock Option Plans      The Company accounts for stock options issued under
    (continued)             the Employee Plan using the intrinsic value method,
                            and, accordingly, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. Had the Company accounted for stock options granted under the Employee Plan using the fair value method, pro forma net income and earnings per share would have been as follows (in thousands except per share amounts):

                            June 30,                                 2000            1999                1998
                            -------------------------------------------------------------------------------------
                            Net income
                                As reported                      $    6,424     $    14,088       $      11,455
                                Pro forma                             6,161          13,811              10,956

                            Earnings per share -basic
                                As reported                      $     1.88     $      3.83       $        3.10
                                Pro forma                              1.80            3.75                2.97

                            Earnings per share -diluted
                                As reported                      $     1.83     $      3.72       $        2.98
                                Pro forma                              1.75            3.64                2.85
                            =====================================================================================

                            The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                            June 30,                              2000              1999              1998
                            -----------------------------------------------------------------------------------
                            Expected volatility                    30%               30%               30%
                            Expected life                       8 yrs.         5-10 yrs.         5-10 yrs.
                            Risk-free interest rate      6.12% - 6.70%       4.50%-5.68%       5.39%-6.17%

                            The Company also has a non-employee director stock option plan ("the Director Plan") that provides for the granting of options to non-employee directors. Options generally are granted at or above the market price of the stock on the date of grant, fully vest when granted and expire three to ten years after the date of grant.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

12. Stock Option Plans      A summary of activity under the Director Plan for
    (continued)             the three years ended June 30, 2000, 1999 and 1998
                            follows. Stock option activity for the years ended
                            June 30, 1999 and 1998 have been retroactively adjusted for the effect of the 5% stock dividend described in Note 10.

                                                                                                     Weighted-
                                                                             Number                    Average
                                                                          of Shares             Exercise Price
                            -------------------------------------------------------------------------------------
                            Options outstanding, June 30, 1997              115,500         $         6.97
                            Options granted                                  21,000                  22.14
                            -------------------------------------------------------------------------------------

                            Options outstanding, June 30, 1998              136,500                   9.30
                            Options granted                                  21,000                  14.29
                            -------------------------------------------------------------------------------------

                            Options outstanding, June 30, 1999              157,500                   9.97
                            Options granted                                  40,000                  13.00
                            Options exercised                               (22,500)                  5.00
                            Options outstanding, June 30, 2000              175,000         $        11.43
                            =====================================================================================

                            The fair value of options granted under the Director Plan is expensed on the date of grant. The Company recognized expense of $130 thousand, $73 thousand, and $87 thousand for the years ended June 30, 2000, 1999, and 1998, respectively.

13. Income Taxes            The provision for income taxes consists of the
                            following (in thousands):

                            Year ended June 30,                     2000            1999             1998
                            --------------------------------------------------------------------------------
                            Current
                                Federal                    $         935   $       1,268    $       1,087
                            --------------------------------------------------------------------------------
                            Deferred
                                Federal                            3,003           6,495            5,348
                                State                                 --              --               --
                            --------------------------------------------------------------------------------

                                                                   3,003           6,495            5,348
                            --------------------------------------------------------------------------------
                            Total provision for
                            income taxes                   $       3,938   $       7,763    $       6,435
                            ================================================================================

                            There were no tax benefits from the utilization of net operating loss carryforwards in the years ended June 30, 2000 or 1999.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

13. Income Taxes            The cumulative temporary differences resulted in net
   (continued)              deferred income tax assets or liabilities consisting
                            primarily of the following (in thousands):

                            Year ended June 30,                                   2000              1999
                            -------------------------------------------------------------------------------
                            Deferred income tax assets
                                Allowance for credit losses              $       1,575       $       704
                                Net operating loss carryforwards                33,657            11,262
                                Other                                              125                --
                            -------------------------------------------------------------------------------

                                                                                35,357            11,966
                            Less valuation allowance                            12,121             6,845
                            -------------------------------------------------------------------------------

                                                                         $      23,236       $     5,121
                            -------------------------------------------------------------------------------

                            Deferred income tax liabilities
                                Loan and lease origination
                                     costs/fees, net                     $       1,301       $     1,123
                                Book over tax basis of property
                                     and equipment                                  --                47
                                Interest-only strips and other
                                     receivables                                41,585            16,551
                                Servicing rights                                 3,123             4,004
                            -------------------------------------------------------------------------------
                                                                                46,009            21,725
                            -------------------------------------------------------------------------------

                            Net deferred income tax liability            $      22,773       $    16,604
                            ===============================================================================

                            The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

                            A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows (in thousands):

                            Year ended June 30,                     2000            1999             1998
                            --------------------------------------------------------------------------------
                            Federal income tax at
                                statutory rates            $       3,627   $       7,429    $       6,083
                            Nondeductible items                      623             528              349
                            Other, net                              (312)           (194)               3
                            --------------------------------------------------------------------------------

                                                           $       3,938   $       7,763    $       6,435
                            ================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

13. Income Taxes            For income tax reporting, the Company has net
    (continued)             operating loss carryforwards aggregating
                            approximately $151.5 million available to reduce future state income taxes for various states as of June 30, 2000. If not used, substantially all of the carryforwards will expire at various dates from June
                            30, 2001 to June 30, 2003.




14. Commitments and         As of June 30, 2000, the Company leases property
    Contingencies           under noncancelable operating leases requiring
                            minimum annual rentals as follows (in thousands):

                            Year ending June 30,                       Amount
                            ----------------------------------------------------

                                2001                               $    4,233
                                2002                                    3,954
                                2003                                    3,559
                                2004                                       82
                                2005                                       31
                            ----------------------------------------------------

                                                                   $   11,859
                            ----------------------------------------------------

                            Rent expense for leased property was $3.6 million, $2.9 million and $1.7 million, respectively, for the years ended June 30, 2000, 1999 and 1998.


                            Employment Agreements

                            The Company entered into employment agreements, as amended, with three executives under which they are entitled to annual base compensation of $625 thousand, collectively, adjusted for increases in the Consumer Price Index and merit increases for one executive. The agreements also provide for bonus payments under a cash bonus plan established by the Company's Board of Directors. The agreements terminate upon: (a) the earlier of the executive's death, permanent disability, termination of employment for cause, voluntary resignation or 70th birthday; or (b) the later of the third anniversary for one executive and fifth anniversary of the agreement for the other two executives, or from three to five years from the date of notice to the executive of the Company's intention to terminate the agreement.

                            In addition, the three executives are entitled to a cash payment equal to 299% of the last five years average annual compensation in the event of a "change in control," as defined in the agreement.

                            The Company has also entered into an employment agreement with another executive under which he is entitled to receive annual base compensation of $335 thousand which shall be reviewed annually and may be adjusted for merit increases. The executive is also entitled to participate in the Company's cash

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

14. Commitments and         bonus plan based upon performance and achievement of
    Contingencies           specific goals. This agreement terminates upon: (a)
    (continued)             the earlier of the executive's death, permanent
                            disability, termination of employment for cause, voluntary resignation (except that no voluntary resignation may occur prior to June 2001) or 70th birthday; or (b) upon notice to the executive of the Company's intention to terminate the agreement without cause in which case the executive will receive a cash payment equal to his annual base salary. This agreement is binding upon any successor of the Company by merger, consolidation, purchase or otherwise.

                            The Company has also entered into employment arrangements with two additional executives under which they are entitled to receive annual base compensation of $645 thousand, collectively. The arrangements also provide for cash bonus payments based upon the executives achieving specific goals and objectives. One of these executives is entitled to one year's base salary if the Company terminates his employment for any reason except cause. This same executive is entitled to a maximum cash payment of two times annual compensation in the event of a "change of control" as defined in the agreement.

15. Legal Proceedings       From time to time, the Company is involved as
                            plaintiff or defendant in various legal proceedings arising in the normal course of our business. While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management's opinion that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

16. Fair Value of           No active market exists for certain of the Company's
    Financial Instruments   assets and liabilities. Therefore, fair value
                            estimates are based on judgments regarding credit risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rates and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

16. Fair Value of           The following table summarizes the carrying amounts
    Financial Instruments   and fair value estimates of financial instruments
    (continued)             recorded on the Company's financial statements at
                            June 30, 2000 and 1999 (in thousands):

                            June 30,                                                                2000
                            -------------------------------------------------------------------------------
                                                                            Carrying                Fair
                                                                               Value               Value
                            -------------------------------------------------------------------------------
                            Assets
                                Cash and cash equivalents            $         69,751   $         69,751
                                Loans and leases available
                                      for sale                                 44,132             45,330
                                Interest-only strips                          277,872            277,872
                                Servicing rights                               74,919             75,400
                                Investments available for sale                    713                713
                                Investments held to maturity                      983                859
                            Liabilities
                                Subordinated debt and warehouse
                                      lines and notes payable        $        441,518   $        438,433
                            ===============================================================================

                            June 30,                                                                1999
                            -------------------------------------------------------------------------------
                                                                          Carrying                  Fair
                                                                             Value                 Value
                            -------------------------------------------------------------------------------
                            Assets
                                Cash and cash equivalents            $         22,395   $         22,395
                                Loans and leases available
                                      for sale                                 33,776             35,152
                                Interest-only strips                          178,218            178,218
                                Servicing rights                               43,210             43,210
                                Investments held to maturity                    1,014                911
                            Liabilities
                                Subordinated debt and warehouse
                                      lines and notes payable        $        270,343   $        270,915
                            ===============================================================================

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

16. Fair Value of               Servicing rights - Fair value is determined
    Financial Instruments       using estimated discounted future cash flows
    (continued)                 taking into consideration anticipated prepayment
                                rates and credit loss rates of the underlying loans and leases.


                                Investments available for sale (U.S. Treasury Securities) - Fair value is determined using current market rates.

                                Investments held to maturity - Represent mortgage loan backed securities retained in securitizations. Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and credit loss rates of the underlying loans.

                                Subordinated debt and notes payable - The fair value of fixed debt is estimated using the rates currently available to the Company for debt of similar terms.

                            The carrying value of investment securities at June 30, 2000 was as follows (in thousands):

                                                                               Gross         Gross
                                                              Amortized   Unrealized    Unrealized     Fair
                                                                   Cost        Gains        Losses    Value
                            --------------------------------------------------------------------------------
                            Held-to-Maturity:
                            Mortgage backed
                              securities retained in
                              securitizations (mature July
                              2000 through April 2011)          $  983       $   --       $ (124)   $  859
                            Available for sale:
                            U.S. Treasury securities
                              (mature March 2001
                              through April 2001)                  713           --            --      713
                            ---------------------------------------------------------------------------------

                            Total                              $ 1,696       $   --       $ (124)   $1,572
                            =================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

16. Fair Value of           The carrying value of investment securities at June
    Financial Instruments   30, 1999 was as follows (in thousands):
    (continued)

                                                                               Gross         Gross
                                                              Amortized   Unrealized    Unrealized     Fair
                                                                   Cost        Gains        Losses    Value
                            --------------------------------------------------------------------------------
                            Held-to-Maturity:
                            Mortgage backed
                              securities retained in
                              securitizations                   $ 1,014       $   --       $ (103)   $  911
                            --------------------------------------------------------------------------------

                            Total                               $ 1,014       $   --       $ (103)   $  911
                            ================================================================================

17. Derivative              Outstanding derivative contracts by items hedged and
    Financial               associated unrealized losses as of June 30, 2000 are
    Instruments             as follows. There were no outstanding hedge
                            positions at June 30, 1999. (in thousands):

                                                               Eurodollar           Forward
                                                                  Futures          Treasury
                                                                Contracts             Sales           Total
                            ----------------------------------------------------------------------------------
                            Loans available for sale:
                                Notional amount            $       20,000   $            --  $      20,000
                                Unrealized losses                     (54)               --            (54)
                            Mortgage conduit facility:
                                Notional amount                    25,000            35,000         60,000
                                Unrealized losses                     (19)             (114)          (133)
                            Loan commitments:
                                Notional amount                    20,000            10,000         30,000
                                Unrealized losses                     (25)              (23)           (48)
                            ----------------------------------------------------------------------------------
                            Total:
                                Notional amount            $       65,000   $        45,000  $     110,000
                                Unrealized losses                     (98)             (137)          (235)
                            ==================================================================================

                            During fiscal 2000, net cash losses of $2.1 million were realized on hedging transactions (futures contracts), and were recognized as a component of gains on sale recorded on securitizations during the year. During fiscal 1999, net losses of approximately $2.0 million were realized on hedging transactions (futures contracts), and were recognized as reductions to the gains on sale for the securitizations during the year.

                            At June 30, 2000 the Company had an obligation to satisfy a mortgage securitization prefund requirement of $67.9 million which was satisfied in July 2000.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

18. Reconciliation of       Year ended June 30,                    2000              1999                1998
    Basic and Diluted       ------------------------------------------------------------------------------------
    Earnings Per                                                    (in thousands except per share data)
    Common Share            (Numerator)
                            Net income                          $     6,424      $    14,088      $      11,455
                            ------------------------------------------------------------------------------------
                            (Denominator)
                            Average Common Shares
                                Average common
                                   shares outstanding                 3,424            3,682              3,692
                                Average potentially
                                   dilutive shares                       85              109                155
                                Average common and
                                   potentially dilutive shares        3,509            3,791              3,847
                            --------------------------------------------------------------------------------------

                            Earnings per common
                               share
                                     Basic                      $      1.88      $      3.83      $        3.10
                                     Diluted                           1.83             3.72               2.98
                            ======================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

19. Segment Information     The Company has three operating segments: Loan
                            Origination, Servicing, and Treasury and Funding.

                            The Loan Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans typically to credit-impaired borrowers, conventional first mortgage loans secured by one to four family residential real estate and prior to December 31, 1999, small ticket and middle market business equipment leases.

                            The Servicing segment services the loans and leases the Company originates both while held as available for sale by the Company and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

                            The Treasury and Funding segment offers the Company's subordinated debt securities pursuant to a registered public offering and obtains other sources of funding for the Company's general operating and lending activities.

                            All Other mainly represents segments that do not meet the SFAS No. 131 defined thresholds for determining reportable segments, financial assets not related to operating segments, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified.

                            The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

                            Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

19.  Segment Information (continued)

Year ended June 30, 2000                    Loan    Treasury and                               Reconciling
(in thousands)                       Origination         Funding   Servicing      All Other          Items    Consolidated
--------------------------------------------------------------------------------------------------------------------------
External revenues:
    Gain on sale of loans and
      leases                           $  90,380      $      --    $      --    $        --    $        --     $     90,380
    Interest income                        5,179            848        1,218         16,615             --           23,860
    Non-interest income                    1,468             --       14,938             --             --           16,406
Inter-segment revenues                        --         43,909           --         21,070        (64,979)              --
Operating expenses:
    Interest expense                      22,892         29,471          385         29,283        (43,909)          38,122
    Non-interest expense                  34,866         10,918       11,238          6,739             --           63,761
    Depreciation and amortization          2,089             42          260          3,407             --            5,798
    Interest-only strips fair value
      adjustment                              --             --           --         12,603             --           12,603
    Inter-segment expense                 21,070             --           --             --        (21,070)              --
Income tax expense                         6,122          1,644        1,624         (5,452)            --            3,938
---------------------------------------------------------------------------------------------------------------------------
Net income                             $   9,988      $   2,682    $   2,649   $     (8,895)   $        --   $        6,424
===========================================================================================================================
Segment assets                         $ 118,949      $ 128,402    $  77,499   $    267,818    $        --   $      592,668
===========================================================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

19.  Segment Information (continued)

Year ended June 30, 1999                    Loan    Treasury and                               Reconciling
(in thousands)                       Origination         Funding   Servicing      All Other          Items    Consolidated
--------------------------------------------------------------------------------------------------------------------------
External revenues:
    Gain on sale of loans and
      Leases                           $  64,490      $      --    $      --   $         --    $        --   $       64,490
    Interest income                        5,883            321        1,000          2,120             --            9,324
    Non-interest income                    5,225             88        7,265             32             --           12,610
Inter-segment revenues                        --         24,716           --         25,080        (49,796)              --
Operating expenses:
    Interest expense                      14,313         14,995          415         17,419        (24,716)          22,426
    Non-interest expense                  21,885          6,242        2,274          7,574             --           37,975
    Depreciation and amortization          1,385          1,653          300            834             --            4,172
    Inter-segment expense                 24,490            590           --             --        (25,080)              --
Income tax expense                         4,805            584        1,875            499             --            7,763
--------------------------------------------------------------------------------------------------------------------------
Net income                             $   8,720      $   1,061    $   3,401   $        906    $        --   $       14,088
===========================================================================================================================
Segment assets                         $  66,969      $  86,442    $  44,921   $    197,969    $        --   $      396,301
===========================================================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

20. Quarterly Data          The following tables summarize financial data by
    Statement (Unaudited)   quarters for the years ended June 30, 2000 and 1999
                            (in thousands):

                           Quarterly data for the
                            year ended 2000                         June 30,    March 31,  December 31,   September 30,
                          ---------------------------------------------------------------------------------------------
                           Revenues
                             Gain on sale of loans and leases       $27,355      $23,412     $20,492          $19,121
                             Interest and fees                        5,181        4,723       4,737            4,759
                             Interest accretion on interest-only
                               strips                                 4,714        4,836       4,316            2,750
                             Servicing income                           827        1,173       1,050            1,189
                             Other income                                 6            2           2                1
                          ---------------------------------------------------------------------------------------------

                           Total revenues                            38,083       34,146      30,597           27,820

                           Total expenses                            46,826(a)    27,621      24,334           21,503
                          ---------------------------------------------------------------------------------------------

                          Income (loss) before provision
                           for income taxes                          (8,743)       6,525       6,263            6,317

                          Provision for income taxes                 (3,704)       2,610       2,505            2,527
                          ---------------------------------------------------------------------------------------------

                          Net income (loss)                         $(5,039)     $ 3,915     $ 3,758          $ 3,790
                          ---------------------------------------------------------------------------------------------


                          Earnings per common share
                             Basic                                  $ (1.44)     $  1.16     $  1.10          $  1.06
                             Diluted                                $ (1.40)     $  1.12     $  1.08          $  1.03
                          ---------------------------------------------------------------------------------------------

                            (a) Includes an interest-only strips fair value
                                adjustment of $12.6 million.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

20. Quarterly Data Statement (Unaudited)(continued)

                           Quarterly data for the
                            year ended 1999                         June 30,    March 31,  December 31,   September 30,
                          ---------------------------------------------------------------------------------------------
                           Revenues
                             Gain on sale of loans and leases       $18,701      $17,417     $14,775          $13,597
                             Interest and fees                        3,836        4,271       3,907            4,539
                             Interest accretion on interest-only
                               strips                                 1,322          307         208              184
                             Servicing income                         1,354          952         525              490
                             Other income                                 2           22           1               14
                          --------------------------------------------------------------------------------------------

                           Total revenues                            25,215       22,969      19,416           18,824

                           Total expenses                            19,495       17,487      13,949           13,642
                          --------------------------------------------------------------------------------------------

                          Income before provision for
                           income taxes                               5,720        5,482       5,467            5,182

                          Provision for income taxes                  2,059        1,973       1,969            1,762
                          --------------------------------------------------------------------------------------------

                          Net income                                $ 3,661      $ 3,509     $ 3,498          $ 3,420
                          --------------------------------------------------------------------------------------------


                          Earnings per common share
                             Basic                                  $  1.01      $  0.95     $  0.95          $  0.92
                             Diluted                                $  0.98      $  0.92     $  0.92          $  0.90
                          --------------------------------------------------------------------------------------------

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required to be included in Item 10 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

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

         Our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2000, was that its officers, directors and greater than 10% beneficial owners had complied with all Section 16(a) filing requirements except for the late filing of a Form 4 by Leonard Becker.

Item 11. Executive Compensation

         The information required to be included in Item 11 of Part II of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required to be included in Item 12 of Part II of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

         The information required to be included in Item 13 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K
         --------------------------------

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

       4.2 Form of unsecured Investment Note issued pursuant to Indenture with First Trust, National Association, a national banking association (Incorporated by reference from Exhibit 4.5 of Amendment No. One to the Registration Statement on Form SB-2 filed on December 14, 1995, Registration Number 33-98636 (the "1995 Form SB-2").

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

       4.9 Form of Unsecured Investment Note (Incorporated by reference from Exhibit 4.9 of the Form S-2).

       4.10 Form of Indenture by and between ABFS and U.S. Bank Trust National Association (Incorporated by reference from Exhibit 4.10 of Registrant's Registration Statement on Form S-2, No. 333-87333, filed September 17, 1999).

       4.11 Form of Indenture by and between ABFS and U.S. Bank Trust National Association.

       4.12                 Form of Investment Note.

       10.1 Loan and Security Agreement between Upland Mortgage and BankAmerica Business Credit, Inc. dated May 23, 1996 (Incorporated by reference from the 1996 Form 10-KSB).

       10.2 Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of the ABFS Quarterly Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474).*

       10.3 Stock Option Award Agreement (Incorporated by reference from Exhibit 10.1 of the Registration

       Exhibit Number                          Description
       --------------                          -----------

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

       Exhibit Number                          Description
       --------------                          -----------

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

       10.16 Amendment One to Anthony J. Santilli's Employment Agreement (Incorporated by reference from Exhibit
                            10.3 of the September 30, 1997 Form 10-QSB).*

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

       10.20 Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards (Incorporated by reference from Exhibit 10.18 of the Amendment No. 1 to the 1996 Form SB-2).*

       10.21 Form of Pooling and Servicing Agreement related to ABFS loan securitizations dated March 31, 1995, October 1, 1995, May 1, 1996, August 31, 1996,

       Exhibit Number                          Description
       --------------                          -----------

                            February 28, 1997, September 1, 1997, February 1, 1998 and June 1, 1998 (Incorporated by reference from Exhibit 4.1 of the ABFS Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10-QSB")).

       10.22 Form of Sales and Contribution Agreement related to ABFS loan securitizations dated March 31, 1995, October 1, 1995, May 1, 1996 and September 27, 1996 (Incorporated by reference from Exhibit 4.1 of the March 31, 1995 Form 10-QSB).

       10.23 Amendments to the Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation. (Incorporated by reference from Exhibit 10.21 of the Amendment No. 1 to the 1997 Form SB-2 filed on May 23, 1997 Registration No. 333-24115(the Amendment No. 1 to the 1997 SB-2)).

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

       10.28 Credit Agreement between American Business Credit, Inc., HomeAmerican Credit, 10.28 Inc., and American Business Leasing, Inc., as co-borrowers, ABFS as parent, Chase Bank of Texas, NA, as administrative

       Exhibit Number                          Description
       --------------                          -----------

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

       10.30 First Amendment of Lease by and between 5 Becker Associates and New Jersey Mortgage dated July 27, 1994 (Incorporated by reference from Exhibit 10.30 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

       10.31 Form of Debenture Note related to NJMIC's subordinated debt (Incorporated by reference from Exhibit 10.31 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

       10.32 Note Agreement and Promissory Note dated July 15, 1997 issued by New Jersey Mortgage to N.M. Rothschild & Sons (Incorporated by reference from
                            Exhibit 10.32 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

       10.33 Form of Standard Terms and Conditions of Servicing Agreement related to NJMIC's lease securitizations dated May 1, 1995 and March 1, 1996. (Incorporated by reference from Exhibit 10.33 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

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

       10.37 Specific Terms and Conditions of Servicing Agreement related to New Jersey Mortgage's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.37 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

       10.38 Specific Terms and Conditions of Lease Acquisition Agreement related to New Jersey Mortgage's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.38 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

       10.39 Indenture by and among ABFS Equipment Contract Trust 1998-A, American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1998 (Incorporated by reference from Exhibit 10.39 of the Form S-2).

       10.40 Form of Unaffiliated Seller's Agreement related to ABFS' loan securitizations dated March 27, 1997, September 29, 1997, February 1, 1998, and June 1, 1998 (Incorporated by reference from Exhibit 10.40 of the Form S-2).

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

       10.44 $100.0 Million Receivables Purchase Agreement, dated September 30, 1998 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Capital Markets and First Union National Bank, as liquidity agent. (Incorporated by reference from Exhibit 10.1 of the Registrant's September 30, 1998 Form 10-Q)

       10.45 $20.0 Million Credit Agreement dated September 28, 1998 between American Business Leasing, Inc., Federal Leasing Corp. and First Union National Bank (Incorporated by reference from Exhibit 10.2 of the Registrant's September 30, 1998 From 10-Q).

       10.46 Interim Warehouse and Security Agreement, dated August 3, 1998, among Prudential Securities Credit Corporation, as lender, and Federal Leasing, Inc. and American Business Leasing, Inc., as borrowers, and Amendments One and Two thereto. (Incorporated by reference from Exhibit 10.3 of the Registrant's September 30, 1998 Form 10-Q)

       10.47 Amended and Restated Credit Agreement, dated October 1, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc., American Business Leasing, Inc., New Jersey Mortgage, as co-borrowers, American Business Financial Services, Inc., as parent and Chase Bank of Texas. (Incorporated by reference from Exhibit 10.4 of the Registrant's September 30, 1998 Form 10-Q).

       10.48 $5,000,000 Loan Agreement dated as of December 30, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc., New Jersey Mortgage as

       Exhibit Number                          Description
       --------------                          -----------

                            co-borrowers, and Chase Bank of Texas as lender. (Incorporated by reference from Exhibit 10.1 of the Registrant's December 31, 1998 Form 10-Q).

       10.49 Amendment to the First Amended and Restated Interim Warehouse and Security Agreement dated June 9, 1997 among Prudential Securities Credit Corporation and HomeAmerican Credit, Inc., New Jersey Mortgage and American Business Credit, Inc. and ABFS as Guarantor.

       10.50 Lease Agreement dated August 30, 1999 related to One Presidential Boulevard (Incorporated by reference to Exhibit 10.1 of the Registrant's September 30, 1999 Form 10-Q).

       10.51 Employment Agreement between American Business Financial Services, Inc. and Albert Mandia (Incorporated by reference to Exhibit 10.2 of the Registrant's September 30, 1999 Form 10-Q).

       10.52 Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia (Incorporated by reference to Exhibit 10.3 of the Registrant's September 30, 1999 Form 10-Q).

       10.53 12/99 Amendment dated effective as of December 30, 1999, to $5,000,000 Loan Agreement dated as of December 30, 1998, between American Business Credit, Inc., HomeAmerican Credit, Inc., and New Jersey Mortgage and Investment Corp., as co-borrower and Chase Bank of Texas, National Association as lender (Incorporated by reference from Exhibit 10.1 of the Registrant's December 31, 1999 Form 10-Q).

       10.54 American Business Financial Services Inc. 1999 Stock Option Plan (Incorporated by reference from Exhibit
                            10.2 of the Registrant's December 31, 1999 Form
                            10-Q).

       10.55 Amendment No. 3 to Receivables Purchase Agreement, dated as of October 13, 1999 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit
                            10.3 of the Registrant's December 31, 1999 Form
                            10-Q).

       10.56 Amendment No. 4, dated as of November 12, 1999, to the Receivables Purchase Agreement, dated as of

       Exhibit Number                          Description
       --------------                          -----------

                            September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.4 of the Registrant's December 31, 1999 Form 10-Q).

       10.57 Amendment No. 5, dated as of November 29, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.5 of the Registrant's December 31, 1999 Form 10-Q).

       10.58 Amendment No. 6, dated as of December 14, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.6 of the Registrant's December 31, 1999 Form 10-Q).

       10.59 Seventh Amendment, dated as of December 31, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.7 of the Registrant's December 31, 1999 Form 10-Q).

       10.60 Eighth Amendment, dated as of January 10, 2000, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.8 of the Registrant's December 31, 1999 Form 10-Q).

       10.61 2000-1 Securitization Agreement - the Sale and Servicing Agreement, dated as of March 1, 2000, by and among Prudential Securities Secured Financing Corporation, ABFS Mortgage Loan Trust 2000-1, Chase Bank of Texas, N.A., as collateral agent, The Chase Manhattan Bank, as indenture trustee and American Business Credit, Inc., as Servicer (Incorporated by reference from Exhibit 10.1 of the Registrant's March 31, 2000 Form 10-Q).

       10.62 The Sale and Servicing Agreement dated as of March 1, 2000 by and among ABFS Millennium, Inc., as Depositor, American Business Credit, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage and New Jersey Mortgage and Investment Corp., as Originators, American Business Financial Services, Inc., as Guarantor, ABFS Mortgage Loan Warehouse Trust, as Issuer, American Business Credit, Inc., as Servicer, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.2 of the Registrant's March 31, 2000 Form 10-Q).

       10.63 Warehousing Credit and Security Agreement dated as of May 5, 2000 between New Jersey Mortgage and Investment Corp., American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and Residential Funding Corporation (Incorporated by reference from Exhibit 10.63 of the Registration Statement on Form S-2 filed on June 27, 2000, Registration No. 333-40248).

       10.64 Sale and Servicing Agreement dated as of July 6, 2000 by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and New Jersey Mortgage and Investment Corp., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.

       10.65 Indenture dated as of July 6, 2000 between ABFS Mortgage Loan Warehouse Trust 2000-2 and The Chase Manhattan Bank.

       10.66 Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman.

       Exhibit Number                          Description
       --------------                          -----------

       10.67 Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph Hall.

       10.68 Indenture dated as of March 1, 2000, by and between ABFS Mortgage Loan Warehouse Trust 2000-1, as Issuer and The Chase Manhattan Bank, as Indenture Trustee.

       10.69 Credit Confirmation and Note Amendment No. 9 to the First Amended and Restated Interim Warehouse and Security Agreement and Secured Note dated as of March 20, 2000.

       11 Statement of Computation of Per Share Earnings (Included in Note 18 of the Notes to Consolidated Financial Statements).

       12                   Computation of Ratio of Earnings to Fixed Charges.

       21                   Subsidiaries of ABFS.

       23                   Consents of BDO Seidman LLP.

       27                   Financial Data Schedule.

--------------------
  * Denotes a management contract or compensatory plan or arrangement.

       Exhibit Number                          Description
       --------------                          -----------


       (b)   Reports on Form 8-K:

       There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN BUSINESS FINANCIAL SERVICES, INC.

Date: October 9, 2000            By: /s/ Anthony J. Santilli
                                     -------------------------------------------
                                     Name:  Anthony J. Santilli
                                     Title: Chairman, President, Chief Executive
                                            Officer, Chief Operating Officer and
                                            Director (Duly Authorized Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony J. Santilli                               /s/ Michael DeLuca
--------------------------------------------          --------------------------
Name:  Anthony J. Santilli                               Name:  Michael DeLuca
Title: Chairman, President, Chief Executive              Title: Director
       Officer, Chief Operating Officer and
       Director (Principal Executive and
       Operating Officer)

Date: October 9, 2000                                    Date: October 10, 2000

/s/ Harold Sussman                                     _________________________
---------------------                                    Name:  Richard Kaufman
Name:  Harold Sussman                                    Title: Director
Title: Director

Date: October 10, 2000                                    Date:

                                                       _________________________
/s/ Albert W. Mandia                                      Name:  Leonard Becker
-------------------------------                           Title: Director
Name:  Albert W. Mandia
Title: Executive Vice President
       and Chief Financial Officer
       (Principal Financial and Accounting
       Officer)

Date: October 10, 2000                                    Date:

                                  EXHIBIT INDEX
                                  -------------

       10.64 Sale and Servicing Agreement dated as of July 6, 2000 by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and New Jersey Mortgage and Investment Corp., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.

       10.65 Indenture dated as of July 6, 2000 between ABFS Mortgage Loan Warehouse Trust 2000-2 and The Chase Manhattan Bank.

       10.66 Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman.

       10.67 Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph Hall.

       10.68 Indenture dated as of March 1, 2000, by and between ABFS Mortgage Loan Warehouse Trust 2000-1, as Issuer and The Chase Manhattan Bank, as Indenture Trustee.

       10.69 Credit Confirmation and Note Amendment No. 9 to the First Amended and Restated Interim Warehouse and Security Agreement and Secured Note dated as of March 20, 2000.

       12                   Computation of Ratio of Earnings to Fixed Charges

       21                   Subsidiaries of ABFS.

       23                   Consents of BDO Seidman LLP

       27                   Financial Data Schedule.