Form 10-K/A
period 2000-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2000-10-27
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/A

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


         Our ability to charge a prepayment fee is sometimes impacted by state law, with respect to both home equity loans and business purpose loans. In the case of home equity loans which have a "balloon" payment feature, whenever possible, we use the Federal Alternative Mortgage Transactions Parity Act of 1982, referred to as the "Parity Act," to preempt state laws which limit or restrict prepayment fees. In states which have overridden the Parity Act and in the case of some fully amortizing home equity loans, state laws may restrict prepayment fees either by the amount of the prepayment fee or the time period during which it can be imposed. Similarly, in the case of business purpose loans, some states prohibit or limit prepayment fees where the loan is below a specific dollar threshold or is secured by residential real property.

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


         We have historically experienced negative cash flow from operations since 1996 primarily because our strategy of selling loans through securitization requires us to build an inventory of loans over time. During the period we are building this inventory of loans, we incur costs and expenses. We do not recognize a gain on the sale of loans until we complete a securitization, which may not occur until a subsequent period. In addition, our gain on a securitization results from our retained interests in the securitized loans, consisting primarily of interest-only strips, which do not generate cash flow immediately. We expect this negative cash flow from operations to continue in the foreseeable future. Should we continue to experience negative cash flows from operations, it could impair our ability to make principal and interest payments due under the terms of the investment notes. At June 30, 2000, there was $177.7 million of investment notes which will mature through June 30, 2001.


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

         We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon discount rates established by management of our company and prepayment and default assumptions. Together, these two assets represent 59.5% of our total assets at June 30, 2000. The value of our interest-only strips totaled $277.9 million and the value of our servicing rights totaled $74.9 million at June 30, 2000. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using discount rates, established by us, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment which would adversely affect our income in the period of adjustment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitizations."


A write down in the value of our interest-only strips during fiscal 2000 due to a change in the discount rate resulted in a loss for the forth quarter and reduced profits for fiscal 2000.

         During the year ended June 30, 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The write down also included a charge of $1.9 million for the impact of changes in the one-month LIBOR which was deemed to be other than temporary. As a result of these changes, we had a loss of $5.0 million for the fourth quarter of fiscal 2000 and reported net income of $6.4 million for the year ended June 30, 2000 as compared to net income of $14.1 million for the year ended June 30, 1999. In addition, we changed the prepayment assumptions used to value our interest-only strips and servicing rights to reflect actual experience. The effect of these changes was a $0.5 million increase in our interest-only strips which is netted in the $12.6 million write down above, and a $0.7 million write down on the value of our servicing rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


         Gain on sale of loans may be unfavorably impacted to the extent that we hold fixed rate mortgages prior to securitization and an increase in rates reduces the spread between the average coupon rate on fixed rate loans and the weighted average pass-through rate to investors for interests issued in connection with the securitization. Although the average loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Therefore, if market rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated which would reduce or eliminate our profit on the sale of the loans. In addition, an increase in interest rates could increase interest costs on all sources of borrowed funds and reduce spreads on securitized loans which could negatively impact our liquidity and capital resources by reducing cash flows which would decrease our profitability.


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

Securitizations


         In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that lead to this other than temporary decline in fair value include:

o  Sustained increase in market interest rates;
o Increases in the all-in cost of our mortgage loan trust investor certificates;
o Increases in the cost of funding our interest-only strips, particularly the interest rate paid on subordinated debt; and
o Events and conditions in the mortgage lending industry and the actions by others in that industry.

         The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by our securitization trusts have floating interest rates based on the value of an adjustable market interest rate index, one-month LIBOR, plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. Additionally, the write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. The fair value of our interest-only strips at June 30, 2000 was $277.9 million. See "Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR.

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


         In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that lead to this other than temporary decline in fair value include:

o  Sustained increase in market interest rates;
o Increases in the all-in cost of our mortgage loan trust investor certificates;
o Increases in the cost of funding our interest-only strips, particularly the interest rate paid on subordinated debt; and
o Events and conditions in the mortgage lending industry and the actions by others in that industry.

         The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. Additionally, the write down included a credit of $0.5 million for the net favorable impact of adjustments made to the prepayment assumptions on mortgage loan securitizations to reflect actual experience at June 30, 2000.

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


         Increases in gain on sale of loans and leases, interest accretion on interest-only strips and servicing income were offset by increases in expenses including a $12.6 million write down of our interest-only strips primarily due to an increase in the discount rate used to value the interest-only strips from 11% to 13%. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000.
The factors that lead to this other than temporary decline in fair value include:

o  Sustained increase in market interest rates;
o Increases in the all-in cost of our mortgage loan trust investor certificates;
o Increases in the cost of funding our interest-only strips, particularly the interest rate paid on subordinated debt; and
o Events and conditions in the mortgage lending industry and the actions by others in that industry.

         The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. See "Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. See "Year Ended June 30, 2000 Compared to Year Ended June 30, 1999" for a more detailed discussion of results of operations.

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


         Interest-Only Strips Fair Value Adjustment. In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that lead to this other than temporary decline in fair value include:

o  Sustained increase in market interest rates;
o Increases in the all-in cost of our mortgage loan trust investor certificates;
o Increases in the cost of funding our interest-only strips, particularly the interest rate paid on subordinated debt; and
o Events and conditions in the mortgage lending industry and the actions by others in that industry.

         The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. The fair value of our interest-only strips at June 30, 2000 was $277.9 million. See "Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR.


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

         Interest-only strips increased $99.7 million, or 55.9%, to $277.9 million at June 30, 2000 from $178.2 million at June 30, 1999. During fiscal 2000, $1.0 billion in loan and lease securitizations were completed resulting in the recognition of $111.7 million of interest-only strips. Activity of our interest-only strips for fiscal 2000 and 1999 were as follows (dollars in thousands):

                                                                               2000               1999
                                                                            ----------         ---------
         Balance at beginning of year                                       $ 178,218          $  95,913
         Initial recognition of
              Interest-only strips, including initial
                overcollateralization of $11,232 and $4,825,
                respectively                                                  111,714             93,175
         Required purchases of additional overcollateralization                29,925             16,682
         Interest accretion and other                                          16,616              2,021
         Cash flow from interest-only strips                                  (49,508)          (32,927)
         Net temporary adjustments to fair value                                3,510              3,354
         Other than temporary fair value adjustment                           (12,603)                --
                                                                            ---------          ---------
         Balance at end of year                                             $ 277,872          $ 178,218
                                                                            =========          =========


         In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that lead to this other than temporary decline in fair value include:

o  Sustained increase in market interest rates;
o Increases in the all-in cost of our mortgage loan trust investor certificates;
o Increases in the cost of funding our interest-only strips, particularly the interest rate paid on subordinated debt; and
o Events and conditions in the mortgage lending industry and the actions by others in that industry.

         The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. The write down included a credit of $0.5 million for the net favorable impact of adjustments made to the prepayment assumptions on mortgage loan securitizations to reflect actual experience at June 30, 2000. See "Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions.

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At June 30, 2000, $253.9 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 13.8% of total debt issued by mortgage loan securitization trusts. For fiscal 2000 increases in one-month LIBOR resulted in a decrease in the fair value of our interest-only strips of $6.4 million. In accordance with generally accepted accounting principles, the temporary changes in fair value were recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. Of the total $6.4 million impact of the change in LIBOR, $1.9 million was deemed to be an other than temporary change in fair value and has been recognized as a write down through the Statement of Income during fiscal 2000. It is estimated that a 1.0% increase in one-month LIBOR would decrease the fair value of interest-only strips by approximately $6.0 million.

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


         Along with certain of our subsidiaries, we obtained a $150.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A., expired October 1, 2000. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreement, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. Obligations under the facility are collateralized by specified pledged loans and other related collateral. The facility also requires us to meet specified financial ratios and contains restrictive covenants, including covenants limiting loans to and transaction with affiliates, the issuance of additional debt, and the types of investments that can be purchased. At June 30, 2000, $28.2 million of this facility was drawn upon. Given the increase in the Prudential facility from $150.0 million to $250.0 million and the new $200.0 million facility from UBS Warburg, we intend to allow the Chase facility to expire or be renewed at a reduced amount. We are currently negotiating an extension of this credit facility in the amount of $67.5 million with Chase Bank of Texas N.A. No assurance can be given that this credit facility will be extended or, if extended, such extension will be on the same terms or in the amount described above.


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

         The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases. The facility permitted us to sell leases in a two-step transfer that qualified for sale accounting under SFAS No. 125. First, we sold the leases to a special purpose entity which has been established for the limited purpose of buying and reselling the leases. Next, the special purpose entity sold the leases to a qualified special purpose entity (the "facility") for cash. The facility is sponsored by a major financial institution which has the option to re-securitize the leases, ordinarily using longer-term certificates. Should a longer-term securitization not occur, the leases would remain in the commercial paper conduit until their contractual termination. We have no obligation to repurchase the leases and neither the facility nor the sponsor has a right to require such repurchase. At June 30, 2000, there was $2.6 million of equipment leases in the commercial paper conduit facility representing the remaining balance of leases sold into the facility and accounted for as sales prior to the time we ceased originating equipment leases. The Company ceased originating equipment leases as of December 31, 1999 and no longer sells leases into this facility. The final two transfers of leases into this facility with a remaining amount of $9.3 million were accounted for as financing transactions. The leases transferred in those final transfers were retained on our balance sheet and the financing raised by the commercial paper conduit facility was recorded as debt on the balance sheet.


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

                            Servicing Rights

                            Upon the securitization of loans and leases, the Company retains servicing rights. Because the benefits of servicing are expected to be more than adequate compensation to the Company for performing the servicing, the Company capitalizes the benefits associated with the rights to service securitized loans and leases based on the servicing rights' relative fair value to other consideration received in a securitization. The fair value of servicing rights is estimated based on a discounted cash flow analysis which considers contractual fees for servicing (generally 0.5% of outstanding loans and leases serviced) and the rights to collect ancillary servicing related fees, which include prepayment fees, late charges, nonsufficient fund fees and other miscellaneous fees from the loans

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of               and leases, net of costs to service the loans and
   Significant              leases. Assumptions for prepayments and credit
   Accounting               losses used to value servicing rights are consistent
   Policies (continued)     with assumptions used to value interest-only strips
                            in securitizations. Servicing rights are amortized based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights.
                            Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization.
                            Capitalized servicing rights are evaluated for impairment. The servicing rights are stratified by loan type (business or home equity loan) which is the predominant risk characteristic of the underlying financial asset. Impairment, if any, is measured (by strata) as the excess of unamortized cost over fair value as measured by discounted cash flows. See "Management's Discussion and Analysis of
                            Financial Condition and Results of Operations--
                            Securitization Accounting Considerations" for more information regarding these assumptions and actual experience.

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

                            Interest accretion on interest-only strips represents the yield component of cash flows received on interest-only strips. The basis for recognizing interest accretion on interest-only strips is the prospective approach. Periodically the Company updates estimates of residual cash flow from its securitizations. When it is probable that there is a favorable change in estimated residual cash flow from the cash flow previously projected, the Company recognizes a greater percentage of estimated interest accretion earned by the securitization. Any probable unfavorable change in estimated residual cash flow would likewise decrease the percentage of estimated interest accretion earned by the securitization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended June 30, 2000 Compared to Year Ended June 30, 1999" for additional discussion of interest accretion.

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

                            These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of residual interests in mortgage loans in the Company's conduit facility to be included in the next subsequent securitization. The mortgage loans, loan commitments and mortgage loans underlying the residual interests in the conduit facility consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a benchmark rate based on U.S. Treasury securities or Eurodollar futures with a three-year maturity. The Company hedges potential rate changes in the Treasury and Eurodollar securities with futures contracts or forward sales contracts on a similar underlying security. This has provided strong correlation between our hedge contracts and the ultimate pricing we have received on the subsequent securitizations. The gain or loss derived from these hedging transactions is deferred, reported in other assets or other liabilities and recognized as an adjustment to the gains on sale of loans when the loans are securitized. The cash flow related to hedging activities is reported as it occurs. Gains and losses on terminated contracts are recognized when the termination occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the contract would be recognized as an adjustment to income in the period incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management" for further discussion of the Company's use of derivative financial instruments.

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
                            ==================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

4. Securitizations          The Company's securitizations involve a two-step
   (continued)              transfer that meets the requirements of SFAS No.
                            125. First, the Company sells the loans and leases to a special purpose entity which has been established for the limited purpose of buying and reselling the loans and leases. Next, the SPE then sells the loans and leases to a qualified special purpose entity (the "Trust"), transferring title to the loans and leases and isolating those assets from the Company. Finally, the Trust issues certificates to investors to raise the cash purchase price, collects proceeds on behalf of the certificate holders, distributes proceeds and has a distinct legal standing from the Company.

                            In March 2000, the Company amended its arrangements with a warehouse lender to include an off-balance sheet conduit facility. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. During fiscal 2000, we sold approximately $97.7 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $9.6 million. In June 2000, $19.4 million of loans in the conduit facility were re-securitized by the facility. At June 30, 2000 there were $78.3 million in principal amount of loans in the conduit facility and an additional $0.2 million in the on balance sheet facility.

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


                            In Fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that lead to this other than temporary decline in fair value include:

                            o  Sustained increase in market interest rates;
                            o  Increases in the all-in cost of the Company's
                               mortgage loan trust investor certificates;
                            o  Increases in the Company's cost of funding its
                               interest-only strips, particularly the interest rate paid on subordinated debt; and
                            o Events and conditions in the mortgage lending industry and the actions by others in that industry.

                           The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. See "Management's Discussion and Analysis - Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. The write down reduced net income by $7.8 million and reduced diluted earnings per share by $2.23.

                           Information regarding the initial and current assumptions applied in determining the fair values of our mortgage and lease related interest-only strips and servicing rights are detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitization Accounting Considerations."

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

                            The activity for interest-only strip receivables is summarized as follows (in thousands):

                            Year ended June 30,                                 2000               1999
                            -----------------------------------------------------------------------------------
                            Balance at beginning of year                   $     178,218       $     95,913
                            Initial recognition of
                                Interest-only strips, including
                                initial overcollateralization of
                                $11,232 and $4,825, respectively                 111,714             93,175
                            Required purchases of additional
                                overcollateralization                             29,925             16,682
                            Interest accretion and other                          16,616              2,021
                            Cash flow from interest-only strips                  (49,508)           (32,927)
                            Net adjustments to fair value                          3,510              3,354
                            Other than temporary fair value adjustment           (12,603)                --
                            -----------------------------------------------------------------------------------

                            Balance at end of year                         $     277,872       $    178,218
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
                            ================================================================================

                            Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on the predominant risk characteristic, which consists of loan type. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securitization Accounting Considerations." Impairments, if they occurred, would be recognized in a valuation allowance for each impaired stratum in the period of impairment. To date, our valuation analysis has not indicated any impairment other than the $0.7 million write down recorded in fiscal 2000 and no valuation allowance has been required. At June 30, 2000 and 1999, the periodic valuations supported the carrying value of servicing rights.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

20. Quarterly Data          The following tables summarize financial data by
    Statement (Unaudited)   quarters for the years ended June 30, 2000 and 1999
                            (in thousands):

                           Quarterly data for the
                            year ended 2000                         June 30,    March 31,  December 31,   September 30,
                          ---------------------------------------------------------------------------------------------
                           Revenues
                             Gain on sale of loans and leases       $27,355      $23,412     $20,492          $19,121
                             Interest and fees                        5,181        4,723       4,737            4,759
                             Interest accretion on interest-only
                               strips                                 4,714        4,836       4,316            2,750
                             Servicing income                           827        1,173       1,050            1,189
                             Other income                                 6            2           2                1
                          ---------------------------------------------------------------------------------------------

                           Total revenues                            38,083       34,146      30,597           27,820

                           Total expenses                            46,826(a)    27,621      24,334           21,503
                          ---------------------------------------------------------------------------------------------

                          Income (loss) before provision
                           for income taxes                          (8,743)       6,525       6,263            6,317

                          Provision for income taxes                 (3,704)       2,610       2,505            2,527
                          ---------------------------------------------------------------------------------------------

                          Net income (loss)                         $(5,039)     $ 3,915     $ 3,758          $ 3,790
                          ---------------------------------------------------------------------------------------------


                          Earnings per common share
                             Basic                                  $ (1.44)     $  1.16     $  1.10          $  1.06
                             Diluted                                $ (1.44)     $  1.12     $  1.08          $  1.03
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

       4.11 Form of Indenture by and between ABFS and U.S. Bank Trust National Association.**

       4.12                 Form of Investment Note.**

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

       10.49 Amendment to the First Amended and Restated Interim Warehouse and Security Agreement dated June 9, 1997 among Prudential Securities Credit Corporation and HomeAmerican Credit, Inc., New Jersey Mortgage and American Business Credit, Inc. and ABFS as Guarantor.**

       10.50 Lease Agreement dated August 30, 1999 related to One Presidential Boulevard (Incorporated by reference to Exhibit 10.1 of the Registrant's September 30, 1999 Form 10-Q).

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

       10.64 Sale and Servicing Agreement dated as of July 6, 2000 by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and New Jersey Mortgage and Investment Corp., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.**

       10.65 Indenture dated as of July 6, 2000 between ABFS Mortgage Loan Warehouse Trust 2000-2 and The Chase Manhattan Bank.**

       10.66 Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman.**

       Exhibit Number                          Description
       --------------                          -----------


       10.67 Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph Hall.**

       10.68 Indenture dated as of March 1, 2000, by and between ABFS Mortgage Loan Warehouse Trust 2000-1, as Issuer and The Chase Manhattan Bank, as Indenture Trustee.**

       10.69 Credit Confirmation and Note Amendment No. 9 to the First Amended and Restated Interim Warehouse and Security Agreement and Secured Note dated as of March 20, 2000.**

       11 Statement of Computation of Per Share Earnings (Included in Note 18 of the Notes to Consolidated Financial Statements).**

       12                  Computation of Ratio of Earnings to Fixed Charges.

       21                  Subsidiaries of ABFS.**

       23                  Consents of BDO Seidman LLP.**

       27                  Financial Data Schedule.**

--------------------
  * Denotes a management contract or compensatory plan or arrangement.
 ** Previously filed in the Annual Report on Form 10-K for the year ended
    June 30, 2000.

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

                                 AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: October 27, 2000           By: /s/ Anthony J. Santilli
                                     -------------------------------------------
                                     Name:  Anthony J. Santilli
                                     Title: Chairman, President, Chief Executive
                                            Officer, Chief Operating Officer and
                                            Director (Duly Authorized Officer)


              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony J. Santilli
--------------------------------------------          --------------------------
Name:  Anthony J. Santilli                               Name:  Michael DeLuca
Title: Chairman, President, Chief Executive              Title: Director
       Officer, Chief Operating Officer and
       Director (Principal Executive and
       Operating Officer)


Date: October 27, 2000

/s/ Harold Sussman                                    /s/ Richard Kaufman
---------------------                                 --------------------------
                                                         Name:  Richard Kaufman
Name:  Harold Sussman                                    Title: Director
Title: Director

Date: October 27, 2000                                   Date: October 27, 2000

                                                      /s/ Leonard Becker
/s/ Albert W. Mandia                                  --------------------------
-------------------------------                          Name:  Leonard Becker
Name:  Albert W. Mandia                                  Title: Director
Title: Executive Vice President
       and Chief Financial Officer
       (Principal Financial and Accounting
       Officer)

Date: October 27, 2000                                   Date: October 27, 2000

                                  EXHIBIT INDEX
                                  -------------


       10.64 Sale and Servicing Agreement dated as of July 6, 2000 by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and New Jersey Mortgage and Investment Corp., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.**

       10.65 Indenture dated as of July 6, 2000 between ABFS Mortgage Loan Warehouse Trust 2000-2 and The Chase Manhattan Bank.**

       10.66 Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman.**

       10.67 Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph Hall.**

       10.68 Indenture dated as of March 1, 2000, by and between ABFS Mortgage Loan Warehouse Trust 2000-1, as Issuer and The Chase Manhattan Bank, as Indenture Trustee.**

       10.69 Credit Confirmation and Note Amendment No. 9 to the First Amended and Restated Interim Warehouse and Security Agreement and Secured Note dated as of March 20, 2000.**

       12                  Computation of Ratio of Earnings to Fixed Charges**

       21                  Subsidiaries of ABFS.**

       23                  Consents of BDO Seidman LLP

       27                  Financial Data Schedule.**

**Previously filed in the Annual Report on Form 10-K for the year ended June 30, 2000.