Form 10-Q/A
period 2000-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2000-11-07
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-Q/A



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission File Number: 0-22474


                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   87-0418807
 --------------------------------         ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                111 Presidential Boulevard, Bala Cynwyd, PA 19004
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (610) 668-2440
               ---------------------------------------------------
               (Registrant's telephone number including area code)


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

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I            FINANCIAL INFORMATION

Item 1- Financial Information.....................................................................................1

   Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999.............................................1
   Consolidated Statements of Income for the three and nine months ended March 31, 2000 and 1999..................2
   Consolidated Statements of Stockholders' Equity for the nine months ended March 31, 2000 and 1999................................................................................................3
   Consolidated Statements of Cash Flow for the nine months ended March 31, 2000 and 1999.........................4
   Notes to Consolidated Financial Statements.....................................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................13

Item 3.   Quantitative and Qualitative Disclosure about Market Risk..............................................49

PART II. OTHER INFORMATION

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

PART I - FINANCIAL INFORMATION
Item 1- Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                    March 31, 2000   June 30, 1999
                                                                      (Unaudited)       (Note)
                                                                    --------------   -------------
Assets
Cash and cash equivalents.......................................       $   45,399     $    22,395
Loan and lease receivables, net
   Available for sale...........................................           33,259          33,776
   Other........................................................           10,819           6,863
Interest-only strips............................................          258,772         178,218
Receivable for sold loans and leases............................           62,651          66,086
Prepaid expenses................................................            4,412           1,671
Property and equipment, net.....................................           17,299          10,671
Servicing rights................................................           66,081          43,210
Other assets....................................................           35,065          33,411
                                                                       ----------     -----------
Total assets....................................................       $  533,757     $   396,301
                                                                       ==========     ===========
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt...............................................       $  329,038     $   211,652
Warehouse lines and other notes payable.........................           57,302          58,691
Accounts payable and accrued expenses...........................           27,148          26,826
Deferred income taxes...........................................           26,198          16,604
Other liabilities...............................................           27,579          24,282
                                                                       ----------     -----------
Total liabilities ..............................................          467,265         338,055
                                                                       ==========     ===========

Stockholders' Equity
Preferred stock, par value $.001, Authorized, 1,000,000
   shares issued and outstanding, none..........................               --              --
Common stock, par value $.001, Authorized, 9,000,000 shares
   Issued: 3,639,704 and 3,703,514 shares (including treasury
shares of 250,300 and 116,550)..................................                4               3
Additional paid-in capital......................................           24,284          23,339
Accumulated other comprehensive income..........................            3,663           3,354
Retained earnings...............................................           42,125          33,596
Treasury stock, 250,300 and 116,550 shares......................           (2,984)         (1,446)
                                                                       ----------     -----------
                                                                           67,092          58,846
Note receivable.................................................             (600)           (600)
                                                                       ----------     -----------
Total stockholders' equity......................................           66,492          58,246
                                                                       ----------     -----------
Total liabilities and stockholders' equity......................       $  533,757     $   396,301
                                                                       ==========     ===========

Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date.

                    See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                           March  31,                   March 31,
                                                  -------------------------   -------------------------
                                                      2000          1999          2000          1999
                                                  -----------   -----------   -----------   -----------
Revenues
Gain on sale of loans and leases..............    $    23,412   $    17,417   $    63,025   $    45,789
Interest and fees.............................          4,723         4,271        14,219        12,717
Interest accretion on interest-only strips....          4,836           307        11,902           699
Servicing income..............................          1,173           952         3,412         1,967
Other income..................................              2            22             5            37
                                                  -----------   -----------   -----------   -----------
Total revenues................................         34,146        22,969        92,563        61,209
                                                  -----------   -----------   -----------   -----------

Expenses......................................
Interest......................................         10,112         6,126        26,175        15,674
Provision for credit losses...................            331           542         1,040           745
Employee related costs........................          2,820         1,157         7,342         3,666
Sales and marketing...........................          6,081         5,830        19,945        15,083
General and administrative....................          8,277         3,832        18,956         9,910
                                                  -----------   -----------   -----------   -----------
Total expenses................................         27,621        17,487        73,458        45,078
                                                  -----------   -----------   -----------   -----------

Income before provision for income taxes......          6,525         5,482        19,105        16,131

Provision for income taxes....................          2,610         1,973         7,642         5,704
                                                  -----------   -----------   -----------   -----------
Net income....................................    $     3,915   $     3,509   $    11,463   $    10,427
                                                  ===========   ===========   ===========   ===========

Earnings per common share:
   Basic......................................    $      1.16   $      0.95   $      3.32   $      2.82
   Diluted....................................    $      1.12   $      0.92   $      3.23   $      2.74

Average common shares:
   Basic......................................          3,375         3,703         3,451         3,700
   Diluted....................................          3,502         3,806         3,538         3,810

                    See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (amounts in thousands)
                                   (unaudited)

                                               Common Stock
                                          ---------------------                Accumulated
                                           Number of              Additional      Other
                                            Shares                 Paid-In     Comprehensive   Retained   Treasury      Note
                                          Outstanding    Amount    Capital       Income        Earnings     Stock     Receivable
                                          -----------   -------   ----------  --------------   --------   ---------   ----------
Balance June 30, 1999....................   3,587        $   3    $ 23,339      $  3,354       $ 33,596   $ (1,446)    $ (600)
Comprehensive income:
  Net income.............................      --           --          --            --         11,463         --         --
  Unrealized gains on investment
   securities ...........................      --           --          --           309             --         --         --
                                           ------        -----    --------      --------       --------   --------     ------
Total comprehensive income...............      --           --          --           309         11,463         --         --
                                           ------        -----    --------      --------       --------   --------     ------

Exercise of stock options................      61            1         211            --             --         --         --
Issuance on non-employee stock options...      --           --         130            --             --         --         --
Repurchase of treasury shares............    (259)          --          --            --             --     (3,090)        --
Cash dividends ($0.22 per share).........      --           --          --            --           (778)        --         --
Stock dividend (5% of outstanding shares):
  Issuance of treasury shares............      --           --          --            --             --      1,552         --
  Issuance of new shares.................      --           --         604            --         (2,156)        --         --
                                           ------        -----    --------      --------       --------   --------     ------
Balance, March 31, 2000..................   3,389        $   4    $ 24,284       $ 3,663       $ 42,125   $ (2,984)    $ (600)
                                           ======        =====    ========      ========       ========   ========     ======

                                                 Total
                                              Stockholders'
                                                 Equity
                                              ------------
Balance June 30, 1999....................      $  58,246
Comprehensive income:
  Net income.............................         11,463
  Unrealized gains on investment
   securities ...........................            309
                                               ---------
Total comprehensive income...............         11,772
                                               ---------
Exercise of stock options................            212
Issuance of non-employee stock options...            130
Repurchase of treasury shares............         (3,090)
Cash dividends ($0.22 per share).........           (778)
Stock dividend (5% of outstanding shares):
  Issuance of treasury shares............          1,552
  Issuance of new shares.................         (1,552)
                                               ---------
Balance, March 31, 2000..................      $  66,492
                                               =========

                    See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                               2000             1999
                                                                            ----------        ---------
Cash Flow from Operating Activities:
Net income.........................................................         $   11,463        $  10,427
Adjustments to reconcile net income to net cash
    used in operating activities:
      Gain on sale of loans and leases.............................            (63,025)         (45,789)
      Depreciation and amortization................................             13,945            7,497
      Interest accretion on interest-only strips...................            (11,901)            (699)
      Provision for credit losses..................................              1,040              745
      Accounts written off, net ...................................             (1,273)            (761)
Loans and leases originated for sale...............................           (844,365)        (653,805)
Proceeds from sale of loans and leases.............................            788,638          599,738
Principal payments on loans and leases.............................              3,377            8,015
Increase in accrued interest and fees on
    loan and lease receivables.....................................             (3,956)          (1,676)
Purchase of initial overcollateralization on
    securitized loans and leases...................................             (7,342)          (3,724)
Required purchase of initial overcollateralization on
    securitized loans and leases...................................            (20,710)         (11,490)
Cash flow from interest-only strips................................             34,474           26,482
Decrease in receivable for loans and leases sold...................             13,361            2,537
Increase in prepaid expenses.......................................             (2,741)          (1,220)
Increase in accounts payable and accrued expenses..................                322            5,720
Increase (decrease) in deferred income taxes.......................              9,403           (1,145)
Increase in loans in process.......................................              3,297            9,255
Decrease in other, net.............................................             (1,195)          (1,297)
                                                                             ---------        ---------
Net cash used in operating activities..............................            (77,188)         (51,190)
                                                                             ---------        ---------
Cash Flows from Investing Activities:
    Purchase of property and equipment, net........................             (9,758)          (3,668)
    Purchase of investment.........................................                 --             (646)
    Principal receipts on investments..............................                 24              699
                                                                             ---------        ---------
Net cash used in investing activities..............................             (9,734)          (3,615)
                                                                             ---------        ---------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                               2000             1999
                                                                            ----------        ---------
Cash Flow from Financing Activities:
    Proceeds from issuance of subordinated debt.....................         $ 177,055        $ 111,616
    Redemptions of subordinated debt................................           (59,670)         (44,022)
    Net borrowings on revolving lines of credit.....................           (10,225)           6,828
    Borrowings, lease financing facility............................            12,294               --
    Principal payments on lease financing facility..................            (1,635)              --
    Principal payments on note payable, other.......................            (1,822)            (686)
    Financing costs incurred........................................            (2,545)          (2,218)
    Cash dividend paid..............................................              (778)            (405)
    Exercise of employee stock options..............................               212               10
    Issuance of non-employee stock options..........................               130               73
    Repurchase of treasury stock....................................            (3,090)              --
                                                                             ---------        ---------
Net cash provided by financing activities...........................           109,926           71,196
                                                                             ---------        ---------
    Net increase in cash and cash equivalents.......................            23,004           16,391
    Cash and cash equivalents, beginning of period..................            22,395            4,486
                                                                             ---------        ---------
    Cash and cash equivalents, end of period........................         $  45,399        $  20,877
                                                                             =========        =========
Supplemental disclosure of cash flow information Cash paid
    during the period for:
      Interest......................................................         $  19,280        $  13,302
      Income taxes..................................................         $     500        $   2,755

                     See accompanying note to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

1.       Basis of Financial Statement Presentation

         American Business Financial Services, Inc., together with its subsidiaries (the "Company"), is a diversified retail financial service organization operating throughout the United States. The Company originates, sells and services loans to businesses secured by real estate and other business assets and conventional first mortgage and home equity loans, including loans to credit impaired borrowers secured by first and second mortgages. In addition, the Company continues to service its managed portfolio of business equipment leases, and to originate a minimal amount of new leases. The Company also sells subordinated debt securities to the public, the proceeds of which are used to fund loan originations and the Company's operations.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000

1.       Basis of Financial Statement Presentation - (Continued)

         In October 1999, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134, which became effective January 1, 1999, requires that after the securitization of a mortgage loan held for sale, the resulting mortgage-backed security or other retained interests be classified based on the Company's ability and intent to hold or sell the investments. As a result, retained interests previously classified as trading assets, as required by prior accounting principles, had been reclassified to available for sale on January 1, 1999.

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held by the Company were as follows (in thousands):

                                                                         March 31, 2000     June 30, 1999
                                                                       -----------------   ----------------
         Real estate secured loans.................................    $          14,111   $         21,027
         Leases, net of unearned income of $2,696 and $1,543.......               19,617             13,451
                                                                       -----------------   ----------------
                                                                                  33,728             34,478
         Less: Allowance for credit losses on loans and leases
            available for sale.....................................                  469                702
                                                                       -----------------   ----------------
                                                                       $          33,259   $         33,776
                                                                       =================   ================

3.       Interest-Only Strips

         Activity for interest-only strips during the nine-month period ended March 31, 2000 was as follows (in thousands):

         Balance at beginning of period................................................        $   178,218
         Initial recognition of interest-only strips, including initial
            overcollateralization of $7,342............................................             81,917
         Required purchases of additional overcollateralization........................             20,710
         Interest accretion............................................................             11,901
         Cash flow from interest-only strips...........................................            (34,474)
         Net adjustments to fair value.................................................                500
                                                                                                ----------
         Balance at end of period......................................................         $  258,772
                                                                                                ==========

         Interest-only strips include overcollateralization balances that represent excess principal balances of loans and leases in securitization trusts over investor interests maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains cash flows until overcollateralization requirements, which are specific to each securitization, are met. At March 31, 2000, the Company's investment in overcollateralization was $69.6 million.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000

4.       Servicing Rights

         Activity for servicing rights during the nine-month period ended March 31, 2000 was as follows (in thousands):

         Balance at beginning of period......................   $  43,210
         Initial recognition of servicing rights.............      31,439
         Amortization........................................      (8,568)
                                                                ---------
         Balance at end of period............................   $  66,081
                                                                =========

         Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on the predominant risk characteristic, which consists of loan type. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis
         - Securitization Accounting Considerations." Impairments, if they occurred, would be recognized in a valuation allowance for each impaired stratum in the period of adjustment. As of March 31, 2000, no valuation allowance for impairment was required.

5.       Other Assets

         Other assets were comprised of the following (in thousands):

                                                                       March 31, 2000     June 30, 1999
                                                                       --------------     -------------
         Goodwill, net of accumulated amortization of $2,814
             and $1,913.............................................   $   15,450          $    15,018
         Financing costs, debt offering costs, net of accumulated
            amortization of $5,014 and $3,903......................         5,902                4,487
         Due from securitization trusts for servicing related
            activities.............................................         7,131                6,266
         Investments held to maturity (mature April 2000
            through April 2011)....................................           990                1,014
         Real estate owned.........................................         1,781                  843
         Other.....................................................         3,811                5,783
                                                                       ----------          -----------
                                                                       $   35,065          $    33,411
                                                                       ==========          ===========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000

6. Subordinated Debt and Warehouse Lines and Other Notes Payable Subordinated debt was comprised of the following (in thousands):

                                                                         March 31, 2000     June 30, 1999
                                                                       -----------------   ----------------
         Subordinated debentures (a)...............................    $         325,539   $        206,918
         Subsidiary subordinated debentures (b)....................                3,499              4,734
                                                                       -----------------   ----------------
         Total subordinated debentures.............................    $         329,038   $        211,652
                                                                       =================   ================

         Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                         March 31, 2000     June 30, 1999
                                                                       -----------------   ----------------
         Warehouse revolving line of credit (c)....................    $          31,774   $         42,627
         Warehouse revolving line of credit (d)....................                   --              3,764
         Warehouse revolving line of credit (e)....................                4,493                102
         Revolving line of credit (f)..............................                5,000              5,000
         Repurchase agreement (g)..................................                4,677              4,677
         Lease funding facility (h)................................               10,659                 --
         Senior subordinated debt (i)..............................                   --              1,250
         Other debt................................................                  699              1,271
                                                                       -----------------   ----------------
         Total warehouse lines and other notes payable.............    $          57,302   $         58,691
                                                                       =================   ================

--------------------------
(a) Subordinated debentures due April 2000 through March 2009, interest rates ranging from 6.15% to 12.90%; subordinated to all of the Company's indebtedness.
(b) Subsidiary subordinated debentures due April 2000 through May 2003, interest rates ranging from 9.00% to 11.99%; subordinated to all of the Company's indebtedness.
(c) $150 million warehouse revolving line of credit expiring October 2000, interest rates ranging from LIBOR plus 1.375% to LIBOR plus 2.0%, collateralized by certain loan receivables.
(d) $20 million warehouse revolving line of credit expired January 2000, interest rates at prime less 1.0% or LIBOR at the Company's option, collateralized by lease receivables.
(e) $150 million warehouse line of credit expiring August 2000, interest rate of LIBOR plus 1.0%, collateralized by certain loan receivables. The combination of on-balance sheet borrowings against the warehouse facility to fund loan originations and the amount of loans sold into the off-balance sheet conduit facility at any point in time is limited to $150 million at March 31, 2000. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries, and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. As of March 31, 2000, the Company had sold approximately $21.4 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $2.1 million.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000


(f) $5 million revolving line of credit expiring December 2000, interest rate of LIBOR plus 2.0%, collateralized by certain interest-only strips in securitization trusts.
(g) Repurchase agreement due April 2000, interest rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.
(h) Lease funding facility due April 2000 through December 2004, interest rate of LIBOR plus 1.775%, collateralized by certain lease receivables.
(i) Senior subordinated debt due December 1999, interest rate of 12.0%, subordinated to certain subsidiary's senior indebtedness.

7.       Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):

                                                              Three Months Ended     Nine Months Ended
                                                                  March 31,              March  31,
                                                           ---------------------    ---------------------
                                                              2000        1999        2000         1999
                                                           --------     --------    --------    ---------
       Earnings
       (a)  Net income..................................   $  3,915     $  3,509    $ 11,463    $  10,427
       Average Common Shares
       (b)  Average common shares outstanding...........      3,375        3,703       3,451        3,700
            Average potentially dilutive shares.........        127          103          87          110
                                                           --------     --------    --------    ---------
       (c)  Average common and potentially dilutive
            shares......................................      3,502        3,806       3,538        3,810
                                                           ========     ========    ========    =========
       Earnings Per Common Share
       Basic (a/b)......................................   $   1.16     $   0.95    $   3.32    $    2.82
       Diluted (a/c)....................................   $   1.12     $   0.92    $   3.23    $    2.74

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

         The Servicing segment services the loans and leases the Company originates both while held by the Company and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000


         The Investment Note Services segment funds the Company's general operating and lending activities through the offering of the Company's subordinated debt securities.

         All Other mainly represents segments that do not meet the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" quantitative or defined thresholds for determining reportable segments, financial assets not related to operating segments, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified. Transactions between reportable segments have been reported at cost.

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         Reconciling items represent elimination of inter-segment income and expense items.

                                                   Investment
Nine months ended March 31, 2000           Loan       Note                       Reconciling
(in thousands)                         Origination Services  Servicing All Other    Items    Consolidated
                                       ----------- --------- --------- --------- ----------- ------------
External revenues:
   Gain on sale of loan and leases.    $  63,025   $     --  $     --  $      --   $     --    $  63,025
   Interest income.................        3,760         --        --     13,473         --       17,233
   Non-interest income.............        1,535         --    10,770         --         --       12,305
Inter-segment revenues.............           --     26,134        --      7,699    (33,833)          --
Operating expense:
   Interest expense................       19,136     19,402       168     13,603    (26,134)      26,175
   Non-interest expense............       25,822      6,190     6,085      5,048         --       43,145
   Depreciation and amortization...        1,458          4       155      2,521         --        4,138
   Inter-segment expense...........        7,699         --        --         --     (7,699)          --
Income tax expense.................        5,682        215     1,745         --         --        7,642
                                       ---------   --------  --------  ---------   --------    ---------
Net income.........................    $   8,523   $    323  $  2,617  $      --   $     --    $  11,463
                                       =========   ========  ========  =========   ========    =========
Segment assets.....................    $ 116,870   $ 51,347  $ 67,370  $ 298,170   $     --    $ 533,757
                                       =========   ========  ========  =========   ========    =========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2000

                                                   Investment
Nine months ended March 31, 1999           Loan       Note                       Reconciling
(in thousands)                         Origination Services  Servicing All Other    Items    Consolidated
                                       ----------- --------- --------- --------- ----------- ------------
External revenues:
   Gain on sale of loan and leases.    $ 45,789   $     --   $     --  $      --  $       --   $  45,789
   Interest income.................       4,596        168         --      1,700          --       6,464
   Non-interest income.............       4,382         89      4,485         --          --       8,956
Inter-segment revenues.............          --     16,764         --     14,493    (31,257)          --
Operating expense:
   Interest expense................      12,752     10,247        209      9,230    (16,764)      15,674
   Non-interest expense............      14,390      4,035      1,647      6,355          --      26,427
   Depreciation and amortization...         978      1,187        204        608          --       2,977
   Inter-segment expense...........      14,114        379         --         --    (14,493)          --
Income tax expense.................       4,431        415        858         --          --       5,704
                                       --------   --------   --------  ---------  ----------   ---------
Net income.........................    $  8,102   $    758   $  1,567  $      --  $       --   $  10,427
                                       ========   ========   ========  =========  ==========   =========
Segment assets.....................    $ 80,197   $ 39,399   $ 35,619  $ 172,185  $       --   $ 327,400
                                       ========   ========   ========  =========  ==========   =========

9.       Legal Proceedings

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

         On February 24, 1998, after oral argument before the Superior Court, an order was entered in favor of NJMIC and against Mr. Roscoe granting NJMIC a Motion for Summary Judgment. Mr. Roscoe appealed to the Superior Court of New Jersey - Appellate Division. Oral argument on the appeal was heard on January 20, 1999 before a two-judge panel of the Appellate Division. On February 3, 1999, the panel filed a per curiam opinion affirming the Superior Court's ruling in favor of NJMIC.

         On March 4, 1999, a Petition for Certification for review of the final judgment of the Superior Court was filed with the Supreme Court of New Jersey. NJMIC filed its Brief in Opposition to the Petition for Certification on March 16, 1999, and Mr. Roscoe filed a reply brief.

         On January 11, 2000 the Supreme Court entered an order which denied Mr. Roscoe's Petition for Certification for review of the final judgment of the Superior Court in favor of NJMIC and against Mr. Roscoe. Accordingly, NJMIC has prevailed in this suit which has now been concluded.

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

General

         American Business Financial Services, Inc. is a diversified financial services company operating throughout the United States. We originate, sell and service business purpose loans, home equity loans and conventional first mortgage loans through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program whereby we purchase home equity loans from financial institutions that meet our underwriting criteria but do not meet the underlying guidelines of the selling institutions for loans to be held in the portfolio of the selling institutions. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization. The loans are originated by the selling institution and immediately sold to us. Loans originated primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. We originate loans through a combination of channels including a centralized processing center located in Bala Cynwyd, Pennsylvania and a retail branch network of 18 offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and our operations and for general corporate purposes.

         Due to the current rising interest rate environment, we expect our ability to originate loans at rates that will maintain our current level of profitability will become more difficult than during a stable or falling interest rate environment. We are addressing this challenge by carefully monitoring our product pricing, the actions of our competition and market trends in order to continue to originate loans in as profitable a manner as possible. The rising rate environment could also unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing spreads on our securitized loans which would reduce our cash flows. See "Liquidity and Capital Resources" for a discussion of both long and short term liquidity and "Risk Factors -- If we are unable to sustain the levels of growth in revenues and earnings that we experienced in the past, our future profits may be reduced and our ability to repay the notes may be impaired."

         Prior to December 31, 1999 we also originated equipment leases. Effective December 31, 1999, we de-emphasized the leasing origination business in keeping with our strategy of focusing on our most profitable lines of business. We are continuing to service the remaining leases in our managed portfolio, which totaled $134.8 million in gross receivables at March 31, 2000 and we may from time to time consider originating or purchasing new leases.

         A recent focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice and the U.S. Department of Housing and Urban Development relates to predatory lending practices by companies in our industry. Sanctions have been imposed on selected industry competitors for practices including but not limited to charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. We have reviewed our lending policies in light of these actions against other lenders and we believe we are in compliance with all lending related guidelines. To date, no sanctions or recommendations from governmental regulatory agencies regarding our practices related to predatory lending have been imposed. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability. See "Risk Factors - Our lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably."

Securitizations

         The ongoing securitization of loans is a central part of our current business strategy. We sell loans, and have in the past sold leases, through securitizations with servicing retained. This strategy generates the cash proceeds to repay warehouse and line of credit facilities, to fund additional loan originations and to provide additional sources of revenue through retained mortgage and lease servicing rights.

         For the nine months ended March 31, 2000, we completed securitizations aggregating $711.0 million, consisting of $78.9 million in business purpose loans, $622.9 million in home equity loans and $9.2 million in equipment leases. In the first nine months of 1999, we completed securitizations aggregating $532.7 million, consisting of $41.7 million in business purpose loans, $423.3 million in home equity loans and $67.7 million in equipment leases. These securitizations generated non-cash gains on the sale of loans and leases of $63.0 million for the nine months ended March 31, 2000 and $45.8 million for the nine months ended March 31, 1999. Gain on sale of loans and leases resulting from securitizations as a percentage of total revenues was 68.1% for the nine months ended March 31, 2000 and 74.6% for the year ended June 30, 1999.

         Our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The strategy of selling loans through securitizations requires building an inventory of loans or leases over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and their subsequent sale through the securitization process, we have operated on a negative cash flow basis in the past and anticipate that we will continue to do so in the foreseeable future, which could adversely impact our results of operations and financial condition. See "Liquidity and Capital Resources" for a discussion of our liquidity and cash flows and "Risk Factors -- Since we have historically experienced negative cash flows from our operations and expect to do so in the foreseeable future, our ability to repay the investment notes could be impaired.

         Several factors affect our ability to complete securitizations on a profitable basis, including conditions in the securities markets generally, such as fluctuations in interest rates described below, conditions in the asset-backed securities markets relating to the types of financial assets we originate and credit quality of the managed portfolio of loans. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         Recent movements in market interest rates will negatively impact the profitability of our future securitizations. The profitability of our securitizations may be unfavorably impacted to the extent we hold fixed rate mortgage loans pending securitization and market interest rates increase prior to the securitization of those fixed rate loans. Although the loan coupon rate is fixed at the time the loan is originated, the interest rate paid to investors in the securitization, called the pass-through rate, is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Our gain on sale of loans in a securitization will be reduced if the spread between the average coupon rate on our fixed rate loans, and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization declines. Since our September 1998 mortgage loan securitization, the pass-through rates on the asset-backed securities issued in our securitizations have increased by approximately 1.5%. During this period, the average coupon on our loans securitized has increased 0.7%. The spread between the average coupon rate on the loans and the pass-through rate to investors could be reduced further if, for example, market interest rates continue to increase. Because the coupon on our loans securitized has been relatively high, we have been able to absorb this net reduction in spread and have continued to access the asset-backed securities markets. We estimate that each 0.1% reduction in the spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.25%. See "Interest Rate Risk Management" for further detail. We are continuously monitoring market rate fluctuations, our loan pricing and our hedging strategy in order to attempt to manage these changes and maintain our current level of profitability in connection with the securitization of loans. See "Risk Factors -- A change in market interest rates may result in a reduction in our profits and impair our ability to repay the notes."

         In addition, as the spread is reduced, we are required to increase the level of overcollateralization which is required to provide additional protection to trust investors. Decreased spread has contributed to an increase in the required final overcollateralization amount by approximately 1.0% of the initial balance of loans securitized. Since September 1999 the increase in the overcollateralization amount negatively impacts the timing of the cash flows from the interest-only strips. See "Securitization Accounting Considerations" for a discussion of overcollateralization amounts.

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon estimated discount rates and prepayment and default assumptions. Together, these two assets represent 60.9% of our total assets at March 31, 2000. The value of our interest-only strips totaled $258.8 million and the value of our servicing rights totaled $62.7 million at March 31, 2000. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment which would adversely affect our income in the period of adjustment.

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

         The following table summarizes the volume of loan and lease securitizations and whole loan sales for the nine months ended March 31, 2000 and 1999 (in millions):

                                       Nine Months Ended
                                           March 31,
                                  -------------------------
Securitizations:                      2000          1999
                                  -----------   -----------
Business loans................    $      78.9   $      41.7
Home equity loans.............          622.9         423.3
Equipment leases..............            9.2          67.7
                                  -----------   -----------
   Total......................    $     711.0   $     532.7
                                  ===========   ===========
Whole loan sales..............    $      77.6   $      83.9
                                  ===========   ===========

Subordinated Debt and Other Borrowings

         We also rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay subordinated debt. At March 31, 2000, $329.0 million of subordinated debt was outstanding and warehouse and line of credit facilities totaling $323.8 million were available, of which $81.5 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund loans prior to securitization. See "Liquidity and Capital Resources" for a discussion of short-term and long-term liquidity.

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

         At March 31, 2000, investments in interest-only strips in securitizations totaled $258.8 million including investments in overcollateralization of $69.9 million.

         In March 2000, we amended our arrangements with a warehouse lender to include an off-balance sheet mortgage loan conduit facility. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which as been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries, and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. As of March 31, 2000, we had sold approximately $21.4 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $2.1 million.

         The following table provides information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                      Current Balances as of March 31, 2000
                                 ($ in millions)

                                                                 2000-1   1999-4  1999-3   1999-2   1999-1   1998-4  1998-3   1998-2
                                                                 ------   ------  ------   ------   ------   ------  ------   ------
Original balance of loans securitized:
   Business loans..........................................        $ 25     $ 25    $ 28     $ 30     $ 16      $ 9    $ 17     $ 15
   Home equity loans.......................................         212      197     194      190      169       71     183      105
   Total...................................................         237      222     222      220      185       80     200      120
Current balance of loans securitized:
   Business loans..........................................        $ 25     $ 25    $ 26     $ 28     $ 15      $ 7    $ 14     $ 12
   Home equity loans.......................................         211      194     188      178      148       59     147       69
   Total...................................................         236      219     214      206      163       66     161       81
Weighted average coupon on loans securitized:
   Business loans..........................................      16.10%   16.05%  15.78%   15.79%   16.01%   16.04%  15.96%   15.93%
   Home equity loans.......................................      11.39%   11.12%  10.95%   10.52%   10.69%   10.85%  10.78%   10.74%
   Total...................................................      11.91%   11.69%  11.54%   11.24%   11.19%   11.40%  11.22%   11.51%
Percentage of first mortgage loans.........................         77%      79%     82%      88%      89%      89%     89%      85%
Weighted average loan-to-value.............................         78%      76%     76%      76%      77%      77%     78%      77%
Weighted average remaining term (months) on loans securitized       246      241     244      246      245      245     243      215
Original balance of Trust Certificates.....................       $ 235    $ 220   $ 219    $ 219    $ 184     $ 79   $ 198    $ 118
Current balance of Trust Certificates......................       $ 234    $ 214   $ 208    $ 200    $ 155     $ 62   $ 151     $ 75

Weighted average pass-through interest rate to Trust
   Certificate holders.....................................       7.71%    7.32%   7.34%    7.05%    6.56%    6.61%   6.26%    6.47%
Highest Trust Certificate pass-through rate................       7.93%    7.68%   7.49%    7.13%    6.58%    7.08%   6.43%    6.85%
Overcollateralization requirements:
Required percentages:
   Initial.................................................       0.75%    1.00%   1.00%    0.50%    0.50%    1.00%   1.00%    1.50%
   Final target............................................       5.95%    5.50%   5.00%    5.00%    5.00%    5.00%   5.00%    5.00%
   Stepdown overcollateralization..........................      11.90%   11.00%  10.00%   10.00%   10.00%   10.00%  10.00%   10.00%
Required Amounts:
     Initial...............................................      $    2   $    2   $   2   $    1   $    1   $    1  $    2    $   2
     Final target..........................................          14       12      11       11        9        4      10        6
Current Status:
    Overcollateralization amount...........................      $    2   $    4   $   6   $    7   $    8   $    4  $   10    $   6
    Final target reached or anticipated date to reach......      1/2001   5/2001  2/2001  12/2000   7/2000      Yes     Yes      Yes
    Stepdown reached or anticipated date to reach..........      1/2003   9/2003  7/2003  12/2002   7/2002   2/2001  2/2001   4/2001
Annual surety wrap fee.....................................       0.19%    0.21%   0.21%    0.19%    0.19%    0.20%   0.20%    0.22%
Servicing rights:
   Original balance........................................      $   10   $   10   $  10   $   10   $    8   $    3  $    7    $   4
   Current balance.........................................          10        9       9        9        6        2       5        3

                                                                   1998-1   1997-2   1997-1  1996-2   1996-1
                                                                   ------   ------   ------  ------   ------
Original balance of loans securitized:
   Business loans..........................................          $ 16     $ 23     $ 22     $16     $ 13
   Home equity loans.......................................            89       77       53      24        9
   Total...................................................           105      100       75      40       22
Current balance of loans securitized:
   Business loans..........................................          $ 10     $ 15     $ 10     $ 7      $ 5
   Home equity loans.......................................            53       36       21       7        4
   Total...................................................            63       51       31      14        9
Weighted average coupon on loans securitized:
   Business loans..........................................        15.95%   15.90%   15.89%  15.95%   15.83%
   Home equity loans.......................................        11.11%   11.62%   11.44%  11.36%   10.63%
   Total...................................................        11.88%   12.86%   12.92%  13.55%   13.48%
Percentage of first mortgage loans.........................           79%      72%      70%     69%      68%
Weighted average loan-to-value.............................           74%      72%      70%     67%      67%
Weighted average remaining term (months) on loans securitized         204      198      175     145      141
Original balance of Trust Certificates.....................         $ 103     $ 98     $ 73    $ 39     $ 22
Current balance of Trust Certificates......................          $ 57     $ 44     $ 26    $ 11      $ 7

Weighted average pass-through interest rate to Trust
   Certificate holders.....................................         6.68%    6.74%    7.37%   7.53%    7.95%
Highest Trust Certificate pass-through rate................         7.15%    7.13%    7.53%   7.53%    7.95%
Overcollateralization requirements:
Required percentages:
   Initial.................................................         1.50%    2.00%    3.00%   3.00%       --
   Final target............................................         5.50%    7.00%    8.00%  10.00%    7.00%
   Stepdown overcollateralization..........................        11.00%   14.00%   16.00%  20.00%       na
Required Amounts:
     Initial...............................................         $   2    $   2    $   2   $   1    $  --
     Final target..........................................             6        7        6       4        2
Current Status:
    Overcollateralization amount...........................         $   6    $   6    $   5   $   2    $   2
    Final target reached or anticipated date to reach......           Yes      Yes      Yes     Yes      Yes
    Stepdown reached or anticipated date to reach..........       11/2000      Yes      Yes     Yes       na
Annual surety wrap fee.....................................         0.23%    0.26%    0.26%   0.28%       na
Servicing rights:
   Original balance........................................         $   4    $   4    $   3   $   2    $   2
   Current balance.........................................             3        3        2       1        1

Na = not applicable

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

         We use a discount rate which we believe is commensurate with the risks involved in our securitization assets. While quoted market prices on comparable interest-only strips are not available, we have performed comparisons of our valuation assumptions and performance experience to others in the non-conventional mortgage industry. We quantify the risks in our securitization assets by comparing the asset quality and performance experience of the underlying securitized mortgage pools to comparable industry performance. We believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rate. From these experience comparisons, we have determined a spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 11% discount rate considers our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below. The discount rate for all periods presented was consistent at 11% because we did not believe that a sufficient sustained pattern of movement in interest rates occurred to warrant changing the discount rate.

         Other characteristics that support our 11% discount rate are as follows:

         o Underlying loan collateral with fixed yields which are higher than others in the non-conventional mortgage industry. Average coupons of securitized loans exceed the industry average by 100 basis points or more. All of our loans have fixed interest rates which are more predictable than adjustable rate loans.

         o Most of our loans include prepayment fees. Approximately 90% to 95% of our business purpose loans have prepayment fees. Approximately 85% to 90% of our home equity loans have prepayment fees. Our experience indicates that prepayment fees increase the prepayment ramp periods and slow annual prepayment spreads which have the effect of increasing the life of the loans securitized.

         o A portfolio mix of first and second mortgage loans of 80-85% and 15-20%, respectively. The high proportion of first mortgages results in lower delinquencies and losses.

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

         The following table provides information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights. The assumptions for prepayment rates and credit loss rates are compared to actual experience. The length of time before a pool of mortgage loans reaches its expected constant prepayment rate is referred to as the "prepayment ramp period." Through March 31, 2000, there were no adjustments to the initial assumptions, which continue to be applied in subsequent reviews of the carrying values of the interest-only strips and servicing rights. At the time of the sales, the initial assumptions for prepayment rates and credit loss rates were representative of expectations for the securitized portfolios' performance. Prior to fiscal year 2000, our actual prepayment experience both quantitatively and qualitatively was not sufficient to conclude that the final actual experience expected would be materially different than the original prepayment assumptions used. For each of the first three quarters of fiscal year 2000, the net effect of the differences between the prepayment assumptions and the actual experience was not material. Because we were continuing to accumulate more complete and accurate statistics, and the impact of differences between the assumptions and actual experience was not material, no adjustments were made to the prepayment assumptions through March 31, 2000. The increase in the initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization resulted from an increase in the percentage of second mortgage loans included in current year securitizations and our concerns regarding the current high levels of real estate values. As shown on the table "Summary of Selected Mortgage Loan Securitization Trust Information" in "Securitization Accounting Considerations" the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The current high real estate values effect our loss assumptions on recent securitizations because should an economic downturn occur, the loan-to-value ratios of the recently originated loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. We believe these factors may limit our ability in recent securitizations to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to 1999-4 continues to support the initial credit loss assumptions for those securitizations.

                Summary of Material Mortgage Loan Securitization
          Valuation Assumptions and Actual Experience at March 31, 2000
                                 ($ in millions)

                                                                 2000-1   1999-4  1999-3   1999-2   1999-1   1998-4  1998-3   1998-2
                                                                 ------   ------  ------   ------   ------   ------  ------   ------
Interest-only strip discount rate:
   Initial valuation.......................................       11.0%    11.0%   11.0%    11.0%    11.0%    11.0%   11.0%    11.0%
   Current valuation.......................................       11.0%    11.0%   11.0%    11.0%    11.0%    11.0%   11.0%    11.0%
Servicing rights discount rate:
   Initial valuation.......................................       11.0%    11.0%   11.0%    11.0%    11.0%    11.0%   11.0%    11.0%
   Current valuation.......................................       11.0%    11.0%   11.0%    11.0%    11.0%    11.0%   11.0%    11.0%
Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................................         10%      10%     10%      10%      10%      13%     13%      13%
     Home equity loans.....................................         24%      24%     24%      24%      24%      24%     24%      24%
   Ramp period (months) (a):
     Business loans........................................          24       24      24       24       24       24      24       24
     Home equity loans.....................................          18       18      18       18       18       12      12       12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................................         10%      10%     10%      10%      10%      13%     13%      13%
     Home equity loans.....................................         24%      24%     24%      24%      24%      24%     24%      24%
   Ramp period (months):
     Business loans........................................          24       24      24       24       24       24      24       24
     Home equity loans.....................................          18       18      18       18       18       12      12       12
   CPR adjusted to reflect ramp:
     Business loans........................................       3.00%    3.61%   4.52%    5.43%    6.35%    9.09%  10.39%   11.70%
     Home equity loans.....................................       2.00%    4.58%   8.45%   12.32%   16.19%      24%     24%      24%
     Blended rate..........................................       2.10%    4.47%   7.97%   11.38%   15.28%   22.39%  22.83%   22.20%
   Actual CPR experience:
     Business loans........................................          --       --   2.14%    9.95%    5.73%   14.95%   8.34%    9.35%
     Home equity loans.....................................          --    4.14%   5.90%    7.16%    9.47%   11.48%  11.99%   19.80%
     Blended rate..........................................          --    3.64%   5.47%    7.46%    9.13%   11.64%  11.69%   18.47%
Credit loss rates:
   Annual credit loss rate:
     Initial assumption....................................       0.40%    0.30%   0.25%    0.25%    0.25%    0.25%   0.25%    0.25%
     Current assumption....................................       0.40%    0.30%   0.25%    0.25%    0.25%    0.25%   0.25%    0.25%
     Actual experience.....................................          --       --   0.01%    0.01%    0.03%    0.17%   0.05%    0.18%
   Cumulative credit loss rate:
     Initial assumption....................................       1.85%    1.35%   1.20%    1.20%    1.20%    1.20%   1.20%    1.20%
     Current assumption....................................       1.85%    1.35%   1.20%    1.20%    1.20%    1.20%   1.20%    1.20%
     Cumulative experience to date.........................          --       --      --    0.01%    0.03%    0.24%   0.08%    0.32%
Servicing fees:
   Contractual fees........................................       0.50%    0.50%   0.50%    0.50%    0.50%    0.50%   0.50%    0.50%
   Ancillary fees..........................................       1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   0.75%    0.75%

                                                                   1998-1   1997-2   1997-1  1996-2   1996-1
                                                                   ------   ------   ------  ------   ------
Interest-only strip discount rate:
   Initial valuation.......................................         11.0%    11.0%    11.0%   11.0%    11.0%
   Current valuation.......................................         11.0%    11.0%    11.0%   11.0%    11.0%
Servicing rights discount rate:
   Initial valuation.......................................         11.0%    11.0%    11.0%   11.0%    11.0%
   Current valuation.......................................         11.0%    11.0%    11.0%   11.0%    11.0%
Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................................           13%      13%      13%     13%      13%
     Home equity loans.....................................           24%      24%      24%     24%      24%
   Ramp period (months) (a):
     Business loans........................................            24       24       24      24       24
     Home equity loans.....................................            12       12       12      12       12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................................           13%      13%      13%     13%      13%
     Home equity loans.....................................           24%      24%      24%     24%      24%
   Ramp period (months):
     Business loans........................................            24       24       24      24       24
     Home equity loans.....................................            12       12       12      12       12
   CPR adjusted to reflect ramp:
     Business loans........................................           13%      13%      13%     13%      13%
     Home equity loans.....................................           24%      24%      24%     24%      24%
     Blended rate..........................................        22.21%   20.83%   20.25%  18.77%   17.99%
   Actual CPR experience:
     Business loans........................................        16.38%   16.41%   18.05%  20.35%   19.67%
     Home equity loans.....................................        20.74%   24.64%   25.09%  26.85%   18.15%
     Blended rate..........................................        20.94%   22.56%   22.95%  24.06%   19.02%
Credit loss rates:
   Annual credit loss rate:
     Initial assumption....................................         0.25%    0.25%    0.25%   0.25%    0.25%
     Current assumption....................................         0.25%    0.25%    0.25%   0.25%    0.25%
     Actual experience.....................................         0.25%    0.13%    0.18%   0.24%    0.09%
   Cumulative credit loss rate:
     Initial assumption....................................         1.20%    1.20%    1.20%   1.20%    1.20%
     Current assumption....................................         1.20%    1.20%    1.20%   1.20%    1.20%
     Cumulative experience to date.........................         0.53%    0.35%    0.54%   0.77%    0.36%
Servicing fees:
   Contractual fees........................................         0.50%    0.50%    0.50%   0.50%    0.50%
   Ancillary fees..........................................         0.75%    0.75%    0.75%   0.75%    0.75%

--------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.

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

              Summary of Selected Lease Securitization Information
                      Current Balances as of March 31, 2000
                                 ($ in millions)

                                                                               1999-a         1998-a
                                                                            -----------    ------------
Original balance of leases securitized..................................    $        82    $         80
Current balance of leases securitized...................................    $        64    $         36
Weighted average yield on leases securitized............................         11.17%          12.09%
Weighted average remaining term (months) on leases securitized..........             36              24
Original balance of Trust Certificates..................................    $        78    $         76
Current balance of Trust Certificates...................................    $        61    $         33
Weighted average pass-through interest rate to Trust Certificate Holders          6.55%           6.15%
Overcollateralization requirements......................................             3%              3%
Annual surety wrap fee..................................................          0.29%           0.29%
Valuation Assumptions
Residual interests discount rate:
   Initial valuation....................................................          11.0%           11.0%
   Current valuation....................................................          11.0%           11.0%
Servicing rights discount rate:
   Initial valuation....................................................          11.0%           11.0%
   Current valuation....................................................          11.0%           11.0%
   Prepayment rates.....................................................            (a)             (a)
Credit loss rates:
   Annual credit loss rate:
     Initial assumption.................................................          0.50%           0.50%
     Current assumption.................................................          0.50%           0.50%
     Actual experience..................................................          0.45%           0.63%
Servicing Fees:
   Contractual fees.....................................................          0.50%           0.50%
   Ancillary fees.......................................................          0.30%           0.30%

--------------
(a) The equipment leasing portfolio has experienced insignificant prepayments, less than 1.5% annualized. Should a lease terminate early, any impact on the valuation of lease securitization assets would be recorded upon termination of the lease.

         Servicing Rights. When loans or leases are sold through a securitization, the servicing on the loans or leases is retained and we capitalize the benefit associated with the rights to service securitized loans and leases based on those servicing rights relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 basis points which is paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders, prepayment fees, late charges, nonsufficient fund fees and other which are retained directly by us as servicer as payments are collected from the borrowers.

         Fair value of servicing rights is determined by computing the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees, as described above, net of costs to service expected to be received over the life of the loans or leases securitized. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value. Interest rates are not considered as a predominant risk characteristic for purposes of evaluating impairment. We have generally found that the non-conforming mortgage market is less sensitive to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunity to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing. Also, a majority of loans to our borrowers require prepayment fees. As a result, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows. At March 31, 2000, servicing rights totaled $66.1 million, compared to $43.2 million at June 30, 1999.

Results of Operations

Overview

         For the nine months ended March 31, 2000, net income increased $1.1 million, or 9.9% to $11.5 million from $10.4 million for the same period in 1999. Basic earnings per share increased $0.50 to $3.32 for the nine months ended March 31, 2000, on average common shares of 3,451,000, compared to $2.82 on average common shares of 3,700,000 for the same period in fiscal 1999. Diluted earnings per share increased $0.49 to $3.23 for the nine months ended March 31, 2000, on average common shares of 3,538,000 compared to $2.74 on average common shares of 3,810,000 for the same period in 1999.

         All fiscal 1999 average common share and earnings per common share amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999, and paid September 27, 1999.

         The increases in net income and earnings per share for all periods primarily resulted from increases in gains recorded on loans and leases securitized and increases in fee income due to the increase in loans and leases available for sale and securitized loans and leases for which servicing was retained, referred to as the total managed portfolio. For the nine months ended March 31, 2000, interest accretion earned on interest-only strips also contributed significantly to the increases in net income and earnings per share. See "--Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999" for a more detailed discussion of results of operations for the nine months ended March 31, 2000.

         Dividends of $0.22 per share were paid for the nine months ended March 31, 2000 compared to dividends of $0.115 per share for the nine months ended March 31, 1999. In the first quarter of fiscal 2000, we increased our quarterly dividend by 40% to $0.07 per share and by an additional 14% to $0.08 per share in the third quarter of fiscal 2000. The common dividend payout ratio based on diluted earnings per share was 7.1% for the third quarter of fiscal 2000 compared to 5.4% for the third quarter of fiscal 1999.

         Our business strategy is dependent upon our ability to increase loan and lease origination volume through both geographic expansion and growth in current markets to realize efficiencies in the infrastructure and loan production channels we have been building. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, the ability to obtain adequate financing on favorable terms and profitably securitize loans and leases on a regular basis and continue to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our growth strategy, which could adversely affect our results of operations and financial condition. See "Risk Factors - If we are unable to successfully implement our business strategy, our revenues may decrease which could impair our ability to repay the notes."

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                    Three Months Ended                      Nine Months Ended
                                        March 31,                               March 31,
                                  ---------------------    Percentage    ---------------------    Percentage
                                     2000        1999       Increase        2000       1999        Increase
                                  ---------   ---------    ----------    ---------   --------     ----------
Total revenues................... $  34,146   $  22,969      48.7%       $  92,563   $ 61,209       51.2%
Total expenses................... $  27,621   $  17,487      58.0%       $  73,458   $ 45,078       63.0%
Net income....................... $   3,915   $   3,509      11.6%       $  11,463   $ 10,427        9.9%
Return on average equity.........     24.19%      27.48%                     24.35%     28.88%
Return on average assets.........      3.06%       4.45%                      3.29%      4.84%
Earnings per share:
   Basic......................... $    1.16   $    0.95      22.1%       $    3.32   $   2.82       17.7%
   Diluted....................... $    1.12   $    0.92      21.7%       $    3.23   $   2.74       17.9%
Dividends declared per share..... $    0.08   $    0.05      60.0%       $    0.22   $  0.115       91.3%

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

         Increases in net income and earnings per share primarily resulted from the gains recorded on the higher volume of loans originated and securitized, interest accretion earned on interest-only strips and increases in fee income due to growth in the total managed portfolio.

         As previously reported, our Board of Directors authorized the repurchase of up to 10% of the outstanding shares of our common stock. On January 24, 2000, the Board of Directors authorized the repurchase of an additional 338,000 shares, representing 10.0% of the then outstanding shares. The Company's Board of Directors initiated the stock repurchase program in view of the price level of the Company's common stock which was at that time, trading at below book value and its consistent earnings growth over fiscal 1998 and 1999 which did not result in a corresponding increase in the market value of our common stock. In the third quarter of fiscal 2000, 18,000 shares were repurchased representing 0.5% of the outstanding shares. For the first nine months of fiscal 2000, 258,910 shares were repurchased representing 7.2% of the outstanding shares at the beginning of the fiscal year. The impact of the share repurchase program was an increase of diluted earnings per share by $0.05 for the three month period ending March 31, 2000, and $0.09 for the nine-month period ended March 31, 2000.

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

         Gain on Sale of Loans and Leases. For the three months ended March 31, 2000, gains of $23.4 million were recorded on the securitization of $264.0 million of loans. This is an increase of $6.0 million, or 34.4%, over gains of $17.4 million recorded on securitizations of $204.0 million of loans and leases for the three months ended March 31, 1999.

         For the nine months ended March 31, 2000, gains of $63.0 million were recorded on securitizations of $711.0 million of loans and leases. This is an increase of $17.2 million, or 37.6%, over gains of $45.8 million recorded on securitizations of $532.7 million of loans and leases for the nine months ended March 31, 1999.

         The following table summarizes the volume of loan and lease securitizations by type of loan securitized for the three and nine-month periods ended March 31, 2000 and 1999 (in millions):

                                                     Three Months ended              Nine Months Ended
                                                         March 31,                       March 31,
                                               ---------------------------    ----------------------------
                                                   2000           1999            2000            1999
                                               ------------   ------------    ------------    ------------
Business loans............................     $       27.2   $       16.4    $       78.9    $       41.7
Home equity loans.........................            236.8          168.6           622.9           423.3
Equipment leases..........................               --           19.0             9.2            67.7
                                               ------------   ------------    ------------    ------------
   Total..................................     $      264.0   $      204.0    $      711.0    $      532.7
                                               ============   ============    ============    ============

         The increase in securitization gains for the three months ended March 31, 2000 was primarily due to the higher volume of loans securitized as reflected in the table above. The securitization gain as a percentage of loans securitized, 8.9% for the three months ended March 31, 2000, was down from 9.2% on loans securitized for the three months ended March 31, 1999. The gain percentage for the three months ended March 31, 1999 including leases securitized was 8.5%. The decrease in the gain percentage on loans securitized for the three months ended March 31, 2000 was primarily due to a reduction in the spread between the average coupon on loans securitized and the pass-through rate paid to investors and an increase in the credit loss assumption in the fiscal 2000 loan securitizations. The unfavorable impact of these factors was partially offset by the higher percentage of business loans securitized. Business loans securitized, which have a higher coupon than home equity loans, represented 10.3% of total loans securitized for the three months ended March 31, 2000, compared to 8.8% of total loans securitized for the three months ended March 31, 1999. The higher percentage of business loans resulted in an increased value of the interest-only strips generated from the pool of securitized loans. See "Securitization Accounting Considerations" for more detail on average coupons on loans securitized, pass-through rates paid to investors and credit loss assumptions.

         The increase in securitization gains for the nine months ended March 31, 2000 was also due to a higher volume of loans securitized as reflected in the table above. The securitization gain as a percentage of loans securitized, 9.0% for the nine months ended March 31, 2000, was down from 9.2% on loans securitized for the nine months ended March 31, 1999. Including leases securitized, the gain percentages on loans and leases securitized for the nine months ended March 31, 2000 and 1999 were 8.9% and 8.6%, respectively. The decrease in the gain percentage on loans securitized for the nine months ended March 31, 2000 was due to a reduction in the spread between the average coupon on loans securitized and the pass-through rate paid to investors, increases in the credit loss assumptions beginning with the 1999-4 mortgage loan securitization and the impact of the January 1, 1999 adoption of the Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). See "Securitization Accounting Considerations" for more detail on average coupons on loans, pass-through rates paid to investors and credit loss assumptions. The impact of SFAS No. 134 is discussed below.

         The increase in the initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization resulted from an increase in the percentage of second mortgage loans included in current year securitizations and our concerns regarding the current high levels of real estate values. As shown on the table "Summary of Selected Mortgage Loan Securitization Trust Information," in "Securitization Accounting Considerations" the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The current high real estate values effect our loss assumptions on recent securitizations because should an economic downturn occur, the loan-to-value ratios of the recently originated loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. We believe these factors may limit our ability in recent securitizations to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to 1999-4 continues to support the initial credit loss assumptions for those securitizations.

         The unfavorable impacts of the reduction in spread for the nine months ended March 31, 2000, increases in credit loss assumptions beginning with the 1999-4 mortgage loan securitization, and the impact SFAS No. 134 were partially offset by the following factors:

         o A higher percentage of business loans securitized. For the nine months ended March 31, 2000, business loans securitized, which have a higher coupon than home equity loans, represented 11.2% of total loans securitized, compared to 9.0% of total loans securitized for the nine months ended March 31, 1999. The higher percentage of business loans resulted in an increased value of the interest-only strips generated from the pool of securitized loans.

         o A reduction in the annual prepayment rate assumption on business loans and an increase in the length of the prepayment ramp period for home equity loans. Due to increases in the volume of loans originated with prepayment fees, we have reduced the annual prepayment rate assumption on business loans and lengthened the prepayment ramp period for home equity loans for mortgage loan securitizations beginning with the 1999-1 securitization. Reducing the annual prepayment assumption and lengthening the prepayment ramp period is supported by our experience with loans having prepayment fees, as discussed below, that fewer borrowers will prepay, and those prepaying will do so more slowly. The percentage of home equity loans containing prepayment fees increased from less than 50% of loans originated to over 85% over the nine-month period ending October 31, 1998. As a result of this increase in the percentage of loans originated having prepayment fees, we have lengthened the prepayment ramp period on home equity loans from 12 to 18 months beginning with the 1999-1 mortgage loan securitization. This increase in the length of the prepayment ramp period for home equity loans was supported by actual cumulative prepayment experience through March 31, 1999, which demonstrated that only 25% of home equity loans having prepayment fees were actually prepaid by the borrowers, while 47% of home equity loans without prepayment fees were prepaid. This cumulative historical performance demonstrates that it is nearly twice as likely that a loan without a prepayment fee will be prepaid. See "Securitization Accounting Considerations" for a comparison of the prepayment assumptions used in our valuation of interest-only strips and servicing rights to actual historical experience.

         SFAS No. 134 requires that, after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. In accordance with the provisions of SFAS No. 134, as of January 1, 1999, we reclassified our interest-only strips from trading securities to available for sale securities. As available for sale securities, the difference on the date of securitization between the fair value of an interest-only strip and its allocated cost is recorded in stockholders' equity and reported as a component of comprehensive income. Fair value adjustments of $5.9 million pre-tax were recorded as a component of comprehensive income in the first six months of fiscal 2000. In the first six months of fiscal 1999, which was prior to the adoption of SFAS No. 134 and the resulting reclassification from trading securities to available for sale securities, all differences on the date of securitization between fair value and allocated cost of interest-only strips were recognized in securitization gains. In the third quarters of fiscal 1999 and 2000 and the fourth quarter of fiscal 1999, fair value differences were recognized as a component of comprehensive income. The adoption of SFAS No. 134 did not have a material effect on our financial condition.

         The following schedule details our loan and lease originations (in thousands):

                                            Three Months Ended               Nine Months Ended
                                                 March 31,                       March 31,
                                      -----------------------------   -----------------------------
                                           2000            1999            2000            1999
                                      -------------   -------------   -------------   -------------
Business purpose loans.............   $      28,815   $      16,771   $      81,056   $      42,721
Home equity loans..................         265,966         169,725         700,294         500,121
Equipment leases...................              22          24,441          19,631          76,745
                                      -------------   -------------   -------------   -------------
                                      $     294,803   $     210,937   $     800,981   $     619,587
                                      =============   =============   =============   =============

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

         Home equity loans originated by our Consumer Mortgage Group, which includes Upland Mortgage, New Jersey Mortgage and Investment Corp. and Processing Service Center, Inc., increased $96.3 million, or 56.7%, to $266.0 million for the third quarter of fiscal 2000 from $169.7 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, loan originations increased $200.2 million, or 40.0%, to $700.3 million from $500.1 million for the nine months ended March 31, 1999. The Consumer Mortgage Group has redirected its marketing mix to focus on targeted direct mail, which delivers more leads at a lower cost than broadcast marketing channels. The Consumer Mortgage Group has continued to phase in advanced Internet technology through its web site www.UplandMortgage.com. In addition to the ability to take online loan applications and utilize an automated rapid credit approval process, both of which reduce time and manual effort required for loan approval, the site features our proprietary patent-pending Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog.

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

         Interest income decreased $0.1 million, or 5.5%, to $1.7 million for the third quarter of fiscal 2000 from $1.8 million in the third quarter of fiscal 1999. During the nine months ended March 31, 2000, interest income decreased $0.5 million, or 7.5%, to $5.3 million from $5.8 million for the nine months ended March 31, 1999. The decreases are attributable to a shortening of the time loans remain on our balance sheet prior to securitization.

         Fee income increased $0.6 million, or 23.0%, to $3.0 million from $2.4 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, fee income increased $2.0 million, or 27.8%, to $8.9 million from $6.9 million for the nine months ended March 31, 1999. The increases for the three and nine-month periods were the result of increases in the volume of loans originated during the period. Loan origination related fees which are mainly comprised of application fees and other fees collected in connection with the loan approval and closing process increased $3.3 million or 73.4% for the nine months ended March 31, 2000 from the nine months ended March 31, 1999 mainly due to a 35.4% increase in loan originations in the current nine month period. This increase was offset by a $0.7 million decrease in the collection of lease origination related fees due to our de-emphasis of the leasing origination business in the current fiscal year.

         Included in fee income are premiums earned on whole loan sales. Premiums on whole loan sales were $0.6 million for both of the three-month periods ended March 31, 2000 and 1999. Premiums on whole loan sales decreased 17.6% to $1.4 million for the nine months ended March 31, 2000 from $1.7 million for the nine months ended March 31, 1999. The decrease in premiums for the nine-month period from the prior year nine-month period was due primarily to a decrease in the volume of whole loan sales in the current year. The volume of whole loan sales decreased 7.5% to $77.6 million for the nine months ended March 31, 2000 from $83.9 million for the nine months ended March 31, 1999. The decrease was due to a decrease in the average premium earned on whole loan sales in the current year.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the yield component of cash flows received on interest-only strips. Interest accretion of $4.8 million was recorded in the three month period ended March 31, 2000 and $11.9 million was recorded in the nine-month period ended March 31, 2000, compared to $0.3 million in the three month period ended March 31, 1999 and $0.7 million in nine-month period ended March 31, 1999.

         We currently use a prospective approach to estimate interest accretion. Periodically, we update estimates of residual cash flow from our securitizations. When it is probable that there is a favorable change in estimated residual cash flow from the cash flow previously projected, we recognize a greater percentage of estimated interest accretion earned by the securitization. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows. See "Securitization Accounting Considerations" for additional discussion.

         Our methodology and assumptions are further described below.

         The increase in interest accretion was affected by two factors. First, the increases reflect growth of $93.0 million or 74.5% in the average balance of interest-only strips from $124.8 million for the nine months ended March 31, 1999 to $217.9 million for the nine months ended March 31, 2000 and growth in cash flow received from interest-only strips. Cash flows received on interest-only strips were $14.5 million and $34.5 million, respectively, for the three and nine-month periods ended March 31, 2000, compared to $10.6 million and $26.5 million, respectively, for the three and nine-month periods ended March 31, 1999. As of June 30, 1998, only one of our existing securitizations had satisfied its final target overcollateralization requirement and was generating residual cash flow. As of March 31, 1999, five securitizations had met final overcollateralization requirements and as of March 31, 2000, eight securitizations had met final overcollateralization requirements. Meeting these final targets as well as the fact that our more recent securitizations were much larger resulted in a significant increase in cash flow to us from fiscal 1998 to the present.

         Second, prior to the fourth quarter of fiscal 1999, residual cash flows to us were limited due to the lack of maturity of the securitizations underlying our interest-only strips. As described above, as the securitizations matured, meaning that the final overcollateralization requirements were met, we received cash flow from a greater number of securitizations. During the period prior to receiving significant cash flow from the securitizations, we recognized only a portion of the estimated interest accretion earned on our interest-only strips. This methodology reflected our uncertainty as to the timing and quantity of future residual cash flow. Our estimate of the amount of interest accretion to be recognized did not change until we received expected cash flow for a sustained period of time. By the last quarter of fiscal 1999, more experience with the securitization pools was acquired and on a gradual basis more securitizations were performing as expected in meeting their final targets. At that time, we were realizing consistent cash flow and based on this historical experience, we recognized a greater percentage of the estimated interest accretion earned by the securitizations. By the end of the first quarter 2000, as an even greater number of securitizations were meeting final targets, again, based on the sustained performance of the securitizations, we increased the percentage of estimated interest accretion recognized. Both of these increases reflected our increased certainty as to the amount of ongoing residual cash flow to be received from the securitization trusts. Throughout fiscal 2000, the interest accretion recognized by quarter as a percentage of cash flow from the securitization trusts has remained stable.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights assets that are recorded at the time loans and leases are securitized. Ancillary fees include prepayment fees, late fees and other servicing compensation. For the third quarter of fiscal 2000, servicing income increased $0.2 million, or 23.2%, to $1.2 million, from $1.0 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, servicing income increased $1.4 million, or 73.5%, to $3.4 million from $2.0 million for the nine months ended March 31, 1999.

         The following table summarizes the components of servicing income for the three months ended March 31, 2000 and 1999 and for the nine months ended March 31, 2000 and 1999 (in millions):

                                                 Three Months ended              Nine Months Ended
                                                      March 31,                      March 31,
                                              -------------------------      -------------------------
                                                2000            1999            2000           1999
                                              ---------       ---------      ----------      ---------
Contractual and ancillary fees..........      $     3.7       $     2.5      $     12.0      $     5.7
Amortization of servicing rights........           (2.5)           (1.5)           (8.6)          (3.7)
                                              ---------       ---------      ----------      ---------
Net servicing income....................      $     1.2       $     1.0      $      3.4      $     2.0
                                              =========       =========      ==========      =========

         As an annualized percentage of the average managed portfolio, servicing income for the quarter decreased to 0.31%, from 0.49% in the prior year. The servicing income annualized percentage for the first nine months of fiscal 2000 was 0.34%, compared to 0.39% for the first nine months of fiscal 1999. These decreases were the result of a decrease from the third quarter of fiscal 1999 in the percentage of loans prepaying. In the three-month period ended March 31, 2000, prepayment fees collected as a percentage of the average managed portfolio were 0.08% compared to 0.13% for the three-month period ended March 31, 1999. In addition, amortization of the servicing rights was increased for some securitization pools based on our quarterly analysis of actual ancillary fee collection experience for each pool of loans in the securitization trust. In the three-month period ended March 31, 2000, amortization as a percentage of the average managed portfolio was 0.21% compared to 0.17% for the three-month period ended March 31, 1999.

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

         Amortization of the servicing rights asset for securitized loans and leases is calculated individually for each securitization pool and is recognized in proportion to, and over the period of, estimated future servicing income on that particular pool of loans or leases. As discussed above, during the third quarter of fiscal 2000, fees collected for loan prepayments were lower than anticipated due to our favorable prepayment experience. Amortization rates for some pools of loans were increased to maintain a steady decrease in the unamortized carrying value of the servicing rights during this period to offset the lower volume of fees collected. This change increased amortization expense by $0.2 million during the three months ended March 31, 2000. We perform a valuation analysis of servicing rights on a quarterly basis to determine the fair value of our servicing rights. If our valuation analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be recorded. To date, our valuation analysis has not indicated any impairment and no valuation allowance has been required. Impairment is measured as the excess of carrying value over fair value.

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

         The average outstanding balances under warehouse and other lines of credit were $111.5 million during the three months ended March 31, 2000, compared to $130.5 million during the three months ended March 31, 1999. This decrease was due to the increased utilization of proceeds from the sale of subordinated debt to fund loan originations. Borrowings under warehouse lines of credit are secured by mortgage loans and represent advances of cash to us, usually at 98% of the principal amount of the mortgage loan used as collateral. These borrowings are for a limited duration, generally no more than 270 days, pending the ultimate sale of the mortgage loans through securitization or whole loan sale, either of which will generate the proceeds necessary to retire the borrowing.

         During the first nine months of fiscal 2000 interest expense increased $10.5 million, or 67.0%, to $26.2 million from $15.7 million for the nine months ended March 31, 1999. Average subordinated debt outstanding during the nine months ended March 31, 2000 was $260.0 million compared to $143.5 million during the nine months ended March 31, 1999. The average outstanding balances under warehouse and other credit lines were $110.5 million during the nine months ended March 31, 2000 compared to $99.2 million during the nine months ended March 31, 1999. Average interest rates paid on subordinated debt increased to 9.67% for the first nine months of fiscal 2000 from 9.31% during the comparable nine month period. Average rates paid on subordinated debt for the fiscal 2000 nine-month period increased due to the factors listed above.

         Provision for Credit Losses. The provision for credit losses for the third quarter of fiscal 2000 decreased $0.2 million, or 38.9%, to $0.3 million from $0.5 million for the quarter ended March 31, 1999. The decrease was due to decreased net charge-offs in the three months ended March 31, 2000. Net charge-offs were $0.2 million in the three months ended March 31, 2000 compared to $0.5 million in the three months ended March 31, 1999. The higher level of charge-offs in the three months ended March 31, 1999 was attributable to losses we recorded on securitized loans and leases which we repurchased from the securitization trusts in the third quarter of fiscal 1999. While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. Under the terms of the trust agreements, a foreclosed loan is one where we as servicer have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase must be 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off. Our ability to repurchase these loans does not disqualify us for sales accounting under SFAS No. 125 and other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the nine months ended March 31, 2000 and the three years ended June 30, 1999, 1998 and 1997. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases occurred.

      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                                ($ in thousands)

                                      1999-3   1999-1  1998-4   1998-3   1998-2   1998-1   1997-2  1997-1   1996-2   1996-1   Total
                                      ------   ------  ------   ------   ------   ------   ------  ------   ------   ------   -----
Nine months ended March 31, 2000:
   Business loans....................$   101  $    --  $    -- $    --  $    --  $    --  $    -- $ 2,441  $    --  $   259  $ 2,801
   Home equity loans.................     --       --      363     106    2,189      165       --   1,123       --       --    3,946
                                     -------  -------  ------- -------  -------  -------  ------- -------  -------  -------  -------
      Total..........................$   101  $    --  $   363 $   106  $ 2,189  $   165  $    -- $ 3,564  $    --  $   259  $ 6,747
                                     =======  =======  ======= =======  =======  =======  ======= =======  =======  =======  =======
   Number of loans repurchased.......      1       --        3       1       14        1       --      35       --        1       56
Year ended June 30, 1999:
   Business loans....................$    --  $    --  $    -- $    --  $    --  $    23  $    -- $    51  $    --  $    --  $    74
   Home equity loans.................     --       35       15     311       --      277      265     344       --       25    1,272
                                     -------  -------  ------- -------  -------  -------  ------- -------  -------  -------  -------
     Total...........................$    --  $    35  $    15 $   311  $    --  $   300  $   265 $   395  $    --  $    25  $ 1,346
                                     =======  =======  ======= =======  =======  =======  ======= =======  =======  =======  =======
   Number of loans repurchased.......     --        1        1       2       --        4        4       6       --        1       19
Year ended June 30, 1998:
   Business loans....................$    --  $    --  $    -- $    --  $    --  $    --  $    -- $    33  $   264  $    --  $   297
   Home equity loans.................     --       --       --      --       --       --       --      57      144       --      201
                                     -------  -------  ------- -------  -------  -------  ------- -------  -------  -------  -------
     Total...........................$    --  $    --  $    -- $    --  $    --  $    --  $    -- $    90  $   408  $    --  $   498
                                     =======  =======  ======= =======  =======  =======  ======= =======  =======  =======  =======
   Number of loans repurchased.......     --       --       --      --       --       --       --       2        2       --        4
                                     =======  =======  ======= =======  =======  =======  ======= =======  =======  =======  =======

         The provision for credit losses for the nine months ended March 31, 2000 increased $0.3 million, or 39.6%, to $1.0 million as compared to $0.7 million for the nine months ended March 31, 1999. The increase in the provision for the nine-month period was primarily due to recording charge-offs of delinquent leases in the second quarter of fiscal 2000.

         An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $0.5 million at March 31, 2000 compared to $0.7 million at June 30, 1999. The changes in the allowance for credit losses are due primarily to the write off of $1.0 million of equipment lease receivables in fiscal 2000.

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the three and nine-month periods ended March 31, 2000 (in thousands):

                                             Business        Home
                                              Purpose       Equity       Equipment
     Three Months Ended March 31, 2000         Loans        Loans         Leases         Total
-----------------------------------------    --------      --------      ---------      --------
Balance at beginning of period...........    $     23      $    160      $    156       $    339
Provision for credit losses..............         108           (12)          235            331
(Charge-offs) recoveries, net............         (86)           --          (115)          (201)
                                             --------      --------      --------       --------
Balance at end of period.................    $     45      $    148      $    276       $    469
                                             ========      ========      ========       ========

                                             Business        Home
                                              Purpose       Equity       Equipment
      Nine Months Ended March 31, 2000         Loans        Loans         Leases         Total
-----------------------------------------    --------      --------      ---------      --------
Balance at beginning of period...........    $     26      $    243      $    433       $    702
Provision for credit losses..............         192            (1)          849          1,040
(Charge-offs) recoveries, net............        (173)          (94)       (1,006)        (1,273)
                                             --------      --------      --------       --------
Balance at end of period.................    $     45      $    148      $    276       $    469
                                             ========      ========      ========       ========

         Employee Related Costs. For the third quarter of fiscal 2000, employee related costs increased $1.6 million, to $2.8 million, from $1.2 million in the third quarter of fiscal 1999. For the nine months ended March 31, 2000, employee related costs increased $3.6 million, to $7.3 million from $3.7 million for the nine months ended March 31, 1999. These increases were primarily attributable to an increase in the number of staff in the marketing, loan servicing and other business support areas to support the growth in loan originations and total managed portfolio.

         Sales and Marketing Expenses. For the third quarter of fiscal 2000, sales and marketing expenses increased $0.3 million, or 4.3%, to $6.1 million from $5.8 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, sales and marketing expenses increased $4.8 million, or 32.2%, to $19.9 million from $15.1 million for the nine months ended March 31, 1999. Expenses for direct mail advertising increased $3.9 million for the nine months ended March 31, 2000 compared to the prior year nine-month period due to increased use of targeted direct mail programs for our loan products. These targeted programs are considered to be more cost effective than the television and radio advertising campaigns utilized into the second quarter of fiscal 2000. Television and radio advertising costs decreased by $2.4 million in the first nine months of fiscal 2000 compared to the prior year nine-month period. In addition, we increased the use of newspaper and periodical advertising by $1.1 million to generate additional sales of our loan products and subordinated debt securities. The remaining increase in sales and marketing expense was due to increased expenditures on various Internet and short-term telemarketing programs undertaken by the loan origination operations and expenditures for various corporate communications and initiatives. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations and sales of subordinated debt securities.

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

BALANCE SHEET INFORMATION

Balance Sheet Data:
(in thousands, except per share data)

                                                                                    March 31,       June 30,
                                                                                      2000            1999
                                                                                 -------------   -------------
Cash and cash equivalents....................................................    $      45,399   $      22,395
Loan and lease receivables, net:
   Available for sale........................................................           33,259          33,776
   Other.....................................................................           10,819           6,863
Interest-only strips.........................................................          258,772         178,218
Receivables for sold loans and leases........................................           62,651          66,086
Servicing rights.............................................................           66,081          43,210
Total assets.................................................................          533,757         396,301

Subordinated debt............................................................          329,038         211,652
Warehouse lines and other notes payable......................................           57,302          58,691
Total liabilities............................................................          467,265         338,055
Total stockholders' equity...................................................           66,492          58,246

Book value per common share..................................................    $       19.62   $       16.24
Debt to tangible equity (a)(d)...............................................            9.16x           7.83x
Adjusted debt to tangible equity (b)(d)......................................            7.01x           7.01x
Subordinated debt to tangible equity (d).....................................             6.4x            4.9x
Interest-only strips adjusted  tangible equity (c)(d)........................             2.6x            2.5x

-----------
(a) Total liabilities to tangible equity.
(b) Total liabilities less cash and secured borrowings to tangible equity.
(c) Interest-only and residual strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.
(d) Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $137.5 million, or 34.7%, to $533.8 million at March 31, 2000 from $396.3 million at June 30, 1999 primarily due to increases in cash, interest-only strips and servicing rights.

         Cash increased $23.0 million, or 102.7%, to $45.4 million from $22.4 million due to an increase in sales of subordinated debt during the third quarter of fiscal 2000.

         Interest-only strips, created in connection with securitizations, increased $80.6 million, or 45.2%, to $258.8 million at March 31, 2000 from $178.2 million at June 30, 1999. We completed $711.0 million in loan securitizations during fiscal 2000, resulting in the recording of $81.9 million of interest-only strips. In addition, for the first nine months of fiscal 2000, interest accretion was $11.9 million and increases in the fair value of interest-only strips reported in comprehensive income were $0.5 million. These increases were partially offset by cash flow of $34.5 million received during the nine-month period from securitization trusts. Cash receipts on interest-only strips include purchases of additional overcollateralization of $28.1 million for the nine months ended March 31, 2000. Purchases of additional overcollateralization include $7.3 million paid to meet the initial overcollateralization requirements of securitizations closed during the nine months ended March 31, 2000 and $20.7 million withheld from excess cash flows by securitization trusts to fund final overcollateralization levels. Total overcollateralization balances included in interest-only and residual strips were $69.6 million at March 31, 2000. See "Securitization Accounting Consideration" for more information regarding overcollateralization requirement.

         The following table summarizes the purchases of overcollateralization by trust for the nine months ended March 31, 2000 and years ended June 30, 1999 and 1998. See "Securitization Accounting Considerations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                ($ in thousands)

                                                 Off-
                                                Balance
                                                 Sheet
                                                Facility   2000-1   1999-4   1999-3   1999-2    1999-1   1998-4   1998-3   1998-2
                                               ---------   ------   ------   ------   ------    ------   ------   ------   ------
Nine months ended March 31, 2000
Initial overcollateralization................    $1,133    $1,776   $2,222   $2,211
Required purchased of additional
 overcollateralization.......................                  --    2,105    3,326    5,689     5,319    1,348    2,923
                                               --------    ------   ------   ------   ------    ------   ------   ------   ------
   Total.....................................    $1,133    $1,776   $4,327   $5,537   $5,689   $ 5,319   $1,348   $2,923       --
                                               ========    ======   ======   ======   ======    ======   ======   ======   ======
Year ended June 30, 1999:
Initial overcollateralization................                                         $1,100   $   925   $  800   $2,000
Required purchases of additional
 overcollateralization.......................                                                    1,724    1,852    5,076    4,307
                                               --------    ------   ------   ------   ------    ------   ------   ------   ------
   Total.....................................        --        --       --       --   $1,100   $ 2,649   $2,652   $7,076   $4,307
                                               ========    ======   ======   ======   ======    ======   ======   ======   ======
Year ended June 30, 1998:
Initial overcollateralization................                                                                              $1,801
Required purchases of additional
 overcollateralization.......................                                                                                   3
                                               --------    ------   ------   ------   ------    ------   ------   ------   ------
   Total.....................................        --        --       --       --       --        --       --       --   $1,804
                                               ========    ======   ======   ======   ======    ======   ======   ======   ======


[RESTUBBED]



                                                 1998-1   1997-2   1997-1   1996-2 1996-1   Total
                                                 ------   ------   ------   ------ ------ --------
Nine months ended March 31, 2000
Initial overcollateralization................                                               $ 7,342
Required purchased of additional
 overcollateralization.......................                                               $20,710
                                                 ------   ------   ------   ------ ------   -------
   Total.....................................        --       --       --       --     --   $28,052
                                                 ======   ======   ======   ====== ======   =======
Year ended June 30, 1999:
Initial overcollateralization................                                               $ 4,825
Required purchases of additional
 overcollateralization.......................     2,267    1,456                            $16,682
                                                 ------   ------   ------   ------ ------   -------
   Total.....................................    $2,267   $1,456       --       --     --   $21,507
                                                 ======   ======   ======   ====== ======   =======
Year ended June 30, 1998:
Initial overcollateralization................    $1,575   $2,000                            $ 5,376
Required purchases of additional
 overcollateralization.......................     1,938    3,544    2,972    1,334    170   $ 9,961
                                                 ------   ------   ------   ------ ------   -------
   Total.....................................    $3,513   $5,544   $2,972   $1,334   $170   $15,337
                                                 ======   ======   ======   ====== ======   =======


         Servicing rights increased $22.9 million, or 52.9%, to $66.1 million from $43.2 million at June 30, 1999, due to the recording of $31.4 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights of $8.6 million for the nine months ended March 31, 2000.

         Total liabilities increased $129.2 million, or 38.2%, to $467.3 million from $338.1 million at June 30, 1999 due primarily to an increase in subordinated debt outstanding. For the first nine months of fiscal 2000 subordinated debt increased $117.4 million, or 55.5%, to $329.0 million due to sales of subordinated debt used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems and technology. Subordinated debt was 6.4 times tangible equity at March 31, 2000, compared to 4.9 times as of June 30, 1999. See "Liquidity and Capital Resources" for further detail.

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                                 March 31, 2000        December 31, 1999      September 30, 1999
                                             ---------------------  ---------------------   ---------------------
            Delinquency by Type                 Amount         %       Amount         %       Amount         %
-------------------------------------------  ----------     ------  ----------     ------   ----------     ------
Business Purpose Loans
Total managed portfolio...................   $  205,590             $  185,820              $  165,827
                                             ==========             ==========              ==========
Period of delinquency:
  31-60 days..............................   $    1,302       .63%  $      605       .33%   $      710      .43%
  61-90 days..............................          990       .48        1,328       .71         1,165      .70
  Over 90 days............................       10,903      5.30        8,729      4.70         8,732     5.27
                                             ----------      ----   ----------      ----    ----------     ----
  Total delinquencies.....................   $   13,195      6.41%  $   10,662      5.74%   $   10,607     6.40%
                                             ==========      ====   ==========      ====    ==========     ====
REO.......................................   $    2,314             $    3,211              $    3,434
                                             ==========             ==========              ==========
Home Equity Loans
Total managed portfolio...................   $1,356,772             $1,155,438              $1,006,075
                                             ==========             ==========              ==========
Period of delinquency:
  31-60 days..............................   $    5,965       .44%  $    8,272       .72%   $    5,614      .56%
  61-90 days..............................        4,814       .35        5,371       .46         4,807      .48
  Over 90 days............................       28,068      2.07       27,505      2.38        20,379     2.02
                                             ----------      ----   ----------      ----    ----------     ----
  Total delinquencies.....................   $   38,847      2.86%  $   41,148      3.56%   $   30,800     3.06%
                                             ==========      ====   ==========      ====    ==========     ====
REO  .....................................   $   12,146             $   10,221              $    8,873
                                             ==========             ==========              ==========
Equipment Leases
Total managed portfolio...................   $  134,854             $  155,282              $  168,973
                                             ==========             ==========              ==========
Period of delinquency:
  31-60 days..............................   $      597       .44%  $      612       .39%   $      300      .18%
  61-90 days..............................          524       .39          379       .24           236      .14
  Over 90 days............................          885       .66          817       .53         2,011     1.19
                                             ----------      ----   ----------      ----    ----------     ----
  Total delinquencies.....................   $    2,006      1.49%  $    1,808      1.16%   $    2,547     1.51%
                                             ==========      ====   ==========      ====    ==========     ====

                  Combined
------------------------------------------
Total managed portfolio...................   $1,697,216             $1,496,540              $1,340,875
                                             ==========             ==========              ==========
Period of delinquency:
  31-60 days..............................   $    7,864       .46%  $    9,489       .63%   $    6,624      .50%
  61-90 days..............................        6,328       .37        7,078       .47         6,208      .46
  Over 90 days............................       39,856      2.35       37,051      2.48        31,122     2.32
                                             ----------      ----   ----------      ----    ----------     ----
  Total delinquencies.....................   $   54,048      3.18%  $   53,618      3.58%   $   43,954     3.28%
                                             ==========      ====   ==========      ====    ==========     ====
REO  .....................................   $   14,460       .85%  $   13,432       .90%   $   12,307      .92%
                                             ==========      ====   ==========      ====    ==========     ====
Losses (recoveries experienced during the 3
  month period (a)(b)
  Loans...................................          751       .21%  $      686       .22%   $      770      .28%
                                                             ====                   ====                   ====
  Leases..................................          212       .67%         893      2.62%          (9)     (.03)%
                                             ----------      ====   ----------      ====    ----------     ====
  Total managed portfolio.................   $      963       .25%  $    1,579       .46%   $      761      .25%
                                             ==========      ====   ==========      ====    ==========     ====


-----------------------
(a)  Percentage based on average total managed portfolio.
(b) Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $575,000 ($201,000 from charge-offs through the allowance for credit losses and $374,000 for write-downs of REO). Losses absorbed by loan securitization trusts were $388,000 for the three months ended March 31, 2000. Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $1.1 million and losses absorbed by loan securitization trusts were $517,000 for the three months ended December 31, 1999. Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $10,000 and losses absorbed by securitization trusts were $751,000 for the three months ended September 30, 1999.

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $54.0 million at March 31, 2000 compared to $53.6 million at December 31, 1999 and $44.0 million at September 30, 1999. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") were 3.18% at March 31, 2000 compared to 3.58% at December 31, 1999 and 3.28% at September 30, 1999 on a total managed portfolio of $1.7 billion at March 31, 2000, $1.5 billion at December 31, 1999 and $1.3 billion at September 30, 1999. Delinquent loans and leases held as available for sale (which are included in total delinquencies) at March 31, 2000 were $1.0 million, or 3.0%. In addition, at March 31, 2000, $2.3 million, or 6.9% of available for sale loans were on non-accrual status. See "Risk Factors" in our Form 10-K for further discussion of risks associated with potential increases in delinquencies.

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

         Real estate owned. Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $14.5 million, or 0.85% of the total managed portfolio at March 31, 2000 compared to $13.4 million or 0.90% and $12.3 million or 0.92%, respectively, at December 31, 1999 and September 30, 1999. The increase in the volume of REO reflects the seasoning of the managed portfolio and the results of loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs. Cash for Keys is a program utilized in select situations, when collateral values of loans support the action, a delinquent borrower may be offered a monetary payment in exchange for the deed to a property held as collateral for a loan. This process eliminates the need to initiate a formal foreclosure process, which could take many months.

         Included in total REO at March 31, 2000 was $1.8 million recorded in our financial statements, and $12.7 million in loan securitization trusts. Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in our financial statements at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

         Loss experience. During the third quarter of fiscal 2000, we experienced net loan and lease charge-offs in our total managed portfolio of $1.0 million. On an annualized basis, net loan charge-offs for the third quarter of fiscal 2000 represent 0.25% of the total managed portfolio. Loss severity experience on delinquent loans generally has ranged from 5% to 15% of principal and loss severity experience on REO generally has ranged from 25% to 30% of principal. The business purpose loans we originate have average loan-to-value ratios of 61.0%. The home equity loans we originate have average loan to value ratios of 78.0% and the predominant share of our home mortgage products are first liens as opposed to junior lien loans. We believe these factors may mitigate some potential losses on our managed portfolio.

         The following table summarizes net charge off experience recorded on our books by loan type for the nine months ended March 31, 2000 (in thousands):

                                                          Nine Months Ended
                                                              March 31,
                                                          -----------------
                                                                2000
                                                          -----------------
        Business purpose loans........................         $   173
        Home equity loans.............................              94
        Equipment leases..............................           1,006
                                                               -------
        Total.........................................         $ 1,273
                                                               =======


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

         Due to the current rising interest rate environment, we expect the challenge to originate loans at rates that will maintain our current level of profitability will increase. In addition, recent movements in market interest rates may negatively impact the profitability of our securitizations due to increases in rates demanded in the asset backed securities markets. We are continuously monitoring market rate fluctuations, our product pricing, actions of our competition and market trends in order to attempt to manage these changes and maintain our current profitability on loan originations and securitizations. See "Securitizations" for further detail.

         Interest Rate Sensitivity. The following table provides information about financial instruments that are sensitive to changes in interest rates. For interest-only strips and servicing rights, the table presents projected principal cash flows utilizing assumptions including prepayment and default rates. See "Securitization Accounting Considerations" for more information on these assumptions. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates (dollars in thousands):

                                                            Amount Maturing After March 31, 2000
                                        -----------------------------------------------------------------------------
                                          Months   Months   Months    Months    Months   There-               Fair
                                         1 to 12  13 to 24 25 to 36  37 to 48  49 to 60   after     Total     Value
                                        --------  -------- --------  --------  -------- --------  --------  ---------
Rate Sensitive Assets:
Loans and leases available for sale (a) $ 31,424  $     30 $     34  $     39  $     44 $  1,687  $ 33,258  $ 34,522
Interest-only strips..................    39,117    52,495   50,599    46,908    39,024  138,556   366,699   258,772
Servicing rights......................    20,866    16,613   12,843     9,920     7,685   26,240    94,167    66,081
Investments held to maturity..........        58        59       70        87       118      392     1,349       868

Rate Sensitive Liabilities:
Fixed interest rate borrowings........  $179,663  $ 72,915 $ 24,584  $ 10,443  $ 19,964 $ 22,168  $329,737  $327,848
Average interest rate.................     9.45%    10.61%   10.61%    10.82%    11.54%   11.73%    10.12%
Variable interest rate borrowings.....  $ 46,345  $    301 $  2,881  $  1,079  $  5,997 $     --  $ 56,603  $ 56,603
Average interest rate.................     7.39%     7.91%    7.91%     7.91%     7.91%    0.00%     7.48%


------------------------
(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than three months prior to securitization.

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

         Hedging strategies may be utilized in an attempt to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of our residual interests in mortgage loans in our conduit facility to be included in the next subsequent securitization. The mortgage loans, loan commitments and mortgage loans underlying residual interests in mortgage conduit pools consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a benchmark rate based on U.S. Treasury securities with a three-year maturity. We hedge potential rate changes in this security with futures contracts on a similar underlying security. This provides strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The gain or loss derived from these hedging transactions is deferred, reported in other assets or other liabilities and recognized as an adjustment to the gains on sale of loans when the loans are securitized. Cash flow related to hedging activities is reported as it occurs. Gains or losses on terminated contracts are recognized in the period the termination occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the contract would be recognized as an adjustment to income in the period incurred.

         During the nine-month period ended March 31, 2000, cash losses of $0.2 million, and cash gains of $0.3 million were incurred on hedging transactions (futures contracts), and were recognized as a component of gains on sale recorded on securitizations during the period. During fiscal 1999, net losses of approximately $2.0 were incurred on hedging transactions (futures contracts), and were recognized as reductions to the gains on sale for the securitizations during the year.

         The following schedule details outstanding hedge positions at March 31, 2000. There were no open hedge contracts at June 30, 1999. (in thousands):

                                               Treasury      Forward
                                               Futures      Treasury
                                              Contracts      Sales      Total
                                              ---------    ---------  ---------
Loans available for sale:
  Notional Amount........................     $  10,000    $     --   $ 10,000
  Unrealized Losses......................           (40)         --        (40)
Mortgage Conduit Facility Assets:
  Notional Amount........................         1,000      20,000     21,000
  Unrealized Losses......................            (4)        (78)       (82)
Loan Commitments:
  Notional Amount........................        19,000          --     19,000
  Unrealized Losses......................           (77)         --        (77)
                                               --------    --------   --------
Total:
  Notional Amount........................      $ 30,000    $ 20,000   $ 50,000
  Unrealized Losses......................          (121)        (78)      (199)
                                               ========    ========   ========

         If interest rates on Treasury securities decreased by 100 basis points, the above hedge positions would result in a loss of approximately $1.5 million. While Treasury rates and the pass-through rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions (e.g. the so-called Russian Crisis in the later part of 1998).

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

         We may use hedging in an attempt to mitigate the effect of changes in market value of fixed rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. While Treasury rates and the pass-through rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruption. Additionally, poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs. Such costs could increase as the period covered by the hedging protection increases. It is expected that such loss would be offset by income realized from securitizations in that period or in future periods. As a result, we may be prevented from effectively hedging fixed rate loans held for sale, without reducing income in current or future periods due to the costs associated with hedging activities.

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At March 31, 2000, $143.6 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 9.38% of total debt issued by mortgage loan securitization trusts. For the nine months ended March 31, 2000 increases in one-month LIBOR resulted in a decrease in the fair value of our interest-only strips of $2.9 million. In accordance with generally accepted accounting principles, the changes in fair value were recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. It is estimated that a 1.0% increase in one-month LIBOR would decrease the fair value of interest-only strips by approximately $3.0 million.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights are periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. It is estimated that a 100 basis point increase in prepayment rates (for example, from 24% to 25% on home equity loans and from 10% to 11% on business loans) would decrease the fair value of interest-only strips by approximately $6.8 million and the fair value of servicing rights by approximately $1.6 million. See "Securitization Accounting Considerations" for further information regarding these assumptions.

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 95% of business purpose loans and 80% of home equity loans in the total managed portfolio are subject to prepayment fees.

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

Liquidity and Capital Resources

         Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our cash requirements include funding loan originations and capital expenditures, repaying existing subordinated debt, paying interest expense and operating expenses, and in connection with our securitizations, funding overcollateralization requirements and servicer obligations. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets.

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

         Cash flow from operations and the issuance of subordinated debt fund our remaining cash requirements discussed above. We rely significantly on our ability to issue subordinated debt to meet these requirements since our cash flow from operations is not sufficient to meet these requirements. Our cash requirements include the obligation to repay maturing subordinated debt. In the process of growing our businesses over the last three years, we have issued subordinated debt to partially fund that growth and to partially fund maturities of subordinated debt. We expect that our historical levels of negative cash flow from operations will decline in the future and then become positive as the rate of increase in our operating cash expenditures begins to level, then decline due to an expected decrease in the rate of growth in loan production and as we realize efficiencies in the infrastructure and loan production channels we have been building and as the cash flows from our interest-only strips increase. The cash balances that we have built over the last 21 months are sufficient to cover approximately 27% of the $167 million of subordinated debt maturities due within one year. Cash balances have increased from $4.5 million at June 30, 1998, to $22.4 million at June 30, 1999 and $45.4 million at March 31, 2000.

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

         A significant portion of our loan originations are non-conforming mortgages to subprime borrowers. Some participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization interest-only strips and servicing rights due to the effects of increased delinquencies, increased credit losses and increased prepayment rates, resulting in some competitors exiting the business or recording valuation allowances or write-downs for these conditions. As a result, some participants experienced restricted access to capital required to fund loan originations, and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans. Factors that have minimized the effect of adverse market conditions on our business include our ability to originate loans through established retail channels, focus on credit underwriting, assessment of prepayment fees on loans, diversification of lending in the home equity and business loan markets and the ability to raise capital through sales of subordinated debt securities pursuant to a registered public offering. Subject to economic, market and interest rate conditions, we intend to continue to transact additional securitizations for future loan originations. Any delay or impairment in our ability to securitize loans, as a result of market conditions or otherwise, could adversely affect our liquidity and results of operations.

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

         At March 31, 2000, a total of $329.0 million of subordinated debt was outstanding, and warehouse and credit facilities totaling $323.1 million were available, of which $81.8 million was drawn upon.

         Subordinated Debt Securities. During the first nine months of fiscal 2000, we sold $117.4 million in principal amount of subordinated debt securities, net of redemptions, with maturities ranging between one day and ten years. As of March 31, 2000, $329.0 million of subordinated debt was outstanding. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 15, 1999, we registered $300.0 million of subordinated debt, of which $170.0 million was available for future issuance at March 31, 2000. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities and maturities of subordinated debt. We intend to meet our obligation to repay such debt as it matures with cash flow from operations, cash flows from interest-only strips, and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and our operations. All of our on balance sheet facilities are senior in right of payment to the subordinated debt. The warehouse revolving lines of credit are secured by loan and lease receivables. The other credit facilities are secured with interest-only strips or other assets. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At March 31, 2000, we were in compliance with the terms of all loan covenants.


                                                                                Amount         Amount
                                                                 Amount       Utilized-on   Utilized-off
                                                               Committed     Balance Sheet  Balance Sheet
                                                               ---------     -------------  -------------
Revolving credit facilities:
Warehouse revolving line of credit, expiring August 2000....   $ 150,000        $  4,493       $21,407
Warehouse revolving line of credit, expiring October 2000...     150,000          31,774            --
                                                               ---------        --------       -------
Total warehouse facilities..................................     300,000          36,267        21,407
Revolving line of credit, expiring December 2000............       5,000           5,000            --
Repurchase agreement........................................       4,677           4,677            --
                                                               ---------        --------       -------
Total revolving credit facilities...........................     309,677          45,944        21,407
Other credit facilities and notes payable:
Commercial paper conduit for lease production, maturity
  matches underlying leases.................................      13,401          10,659         2,742
Other debt..................................................         699             699            --
                                                               ---------        --------       -------
Total credit facilities.....................................   $ 323,777        $ 57,302       $24,149
                                                               =========        ========       =======

         Our subsidiaries had an aggregate $100.0 million Interim Warehouse and Security Agreements with Prudential Securities Credit Corporation expiring August 31, 1999 to fund loan originations. The agreement was subsequently increased to $150.0 million and extended to August 31, 2000. The obligations under these agreements are guaranteed by us. Under these agreements, the subsidiaries may fund loan originations by obtaining advances subject to specific conditions, which bear interest at a specified margin over LIBOR rate. The obligations described in these agreements are collateralized by pledged loans. In March of 2000, these agreements were amended to provide for the sale of loans into an off balance sheet conduit facility. The combination of on-balance sheet borrowings against the warehouse facility to fund loan originations and the amount of loans sold into the off-balance sheet conduit facility at any point in time is limited to $150 million at March 31, 2000.

         The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries, and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. As of March 31, 2000, we had sold approximately $21.4 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $2.1 million.

         We, along with some of our subsidiaries, obtained a $150.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A. expiring October 1, 2000. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreement, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. Obligations under the facility are collateralized by specified pledged loans and other collateral related thereto. The facility also requires us to meet specific financial ratios and contains restrictive covenants, including covenants limiting loans to and transactions with affiliates, the issuance of additional debt, and the types of investments that can be purchased. At March 31, 2000, $31.8 million of this facility was drawn upon.

         In December 1998, we and our subsidiaries, American Business Credit, HomeAmerican Credit and New Jersey Mortgage entered into an agreement with Chase Bank pursuant to which Chase Bank committed to extend $5.0 million of credit in the form of a Security Agreement against the Class R Certificate of the ABFS Mortgage Loan Trust 1998-2. Under the Chase Bank line of credit American Business Credit, Home American Credit and New Jersey Mortgage may borrow up to $5.0 million, subject to specific conditions described in the agreement, which extensions of credit shall bear interest at the LIBOR rate plus a margin. The agreement expires December 31, 2000 unless accelerated upon an event of default as described in such agreement. At March 31, 2000, $5.0 million of this line of credit was being utilized.

         The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases. The facility permitted us to sell leases in a two-step transfer that qualified for sale accounting under SFAS No. 125. First, we sold the leases to a special purpose entity which has been established for the limited purpose of buying and reselling the leases. Next the special purpose entity sold the leases to a qualified special purpose entity (the "facility") for cash. The facility is sponsored by a major financial institution which has the option to re-securitize the leases, ordinarily using longer-term certificates. Should a longer-term securitization not occur, the leases would remain in the commercial paper conduit until their contractual termination. We have no obligation to repurchase the leases and neither the facility nor the sponsor has a right to require such repurchase. The final two transfers into this facility in the amount of $10.6 million were accounted for as a financing transaction. The leases transferred in those final transfers were retained on our balance sheet and the financing raised by the commercial paper conduit was recorded as debt on the balance sheet.

         Subsequent to March 31, 2000 our subsidiaries, American Business Credit, HomeAmerican Credit and New Jersey Mortgage obtained a $25 million warehouse line of credit facility from Residential Funding Corporation which expires December 31, 2000. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans. The facility requires us to meet specific financial ratios described in the agreement and contains other restrictive covenants.

         As of March 31, 2000, $236.4 million of debt was scheduled to mature during the next twelve months which was mainly comprised of maturing subordinated debt and warehouse lines of credit. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the current use of securitizations to fund loan growth, we are also dependent upon other borrowings to fund a portion of our operations. We intend to continue to utilize debt financing to fund operations in the future.

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

         We lease our corporate headquarters facilities under a five-year operating lease expiring in July 2003 at a minimum annual rental of approximately $2.2 million. We also lease a facility in Roseland, New Jersey under an operating lease expiring July 2003 at an annual rental of $0.8 million. The corporate headquarters and Roseland leases have a renewal provision at an increased annual rental. In addition, branch offices are leased on a short-term basis in various cities throughout the United States. The leases for the branch offices are not material to operations. See note 14 of the notes to consolidated financial statements for information regarding lease payments.

Year 2000 Update

         Prior to December 31, 2000 the Company had performed various activities to ensure our information technology systems and those of our significant vendors were Year 2000 compliant. Since January 1, 2000 there have been no disruptions to our operations due to Year 2000 related events.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management." Additional quantitative and qualitative disclosures regarding market risk are contained in the Company's Form 10-K for the fiscal year ended June 30, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number        Description of Agreement
------        ------------------------

10.l 2000-1 Securitization Agreement - the Sale and Servicing Agreement, dated as of March 1, 2000, by and among Prudential Securities Secured Financing Corporation, ABFS Mortgage Loan Trust 2000-1, Chase Bank of Texas, N.A., as collateral agent, The Chase Manhattan Bank, as indenture trustee and American Business Credit, Inc., as servicer.*

10.2 The Sale and Servicing Agreement dated as of March 1, 2000 by and among ABFS Millenium, Inc., as Depositor, American Business Credit, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage and New Jersey Mortgage and Investment Corp., as Originators, American Business Financial Services, Inc., as Guarantor, ABFS Mortgage Loan Warehouse Trust, as Issuer, American Business Credit, Inc., as Servicer, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.*

27            Financial Data Schedule.*

--------------------

*        Previously filed.

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


                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: November 6, 2000                BY: /s/ Abert W. Mandia
                                          --------------------------------------
                                          Albert W. Mandia
                                          Executive Vice President and Chief
                                          Financial Officer