Form 10-K/A
period 2000-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2000-11-07
CIK 772349

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

         o small ticket business leases, which generally involve amounts of $2,000 to $250,000.

         In addition, we have entered into business arrangements with several financial institutions. According to these business arrangements, we will purchase home equity loans that meet our underwriting criteria but do not meet the underwriting guidelines of the selling institution for loans it holds in its portfolio. The loans are originated by the selling institution and immediately sold to us. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization. We refer to these business arrangements in this document as the Bank Alliance Program.

         Our loan customers fall primarily into two categories. The first category of customers includes credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations. These institutions have historically provided loans only to individuals with the most favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit histories and/or unverifiable income. The second category of customers includes borrowers who would qualify for loans from traditional lending sources but who still prefer to use our products and services. Our experience has indicated that these borrowers are attracted to our loan products as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan requests. Historically, both categories of customers have been willing to pay our origination fees and interest rates even though they are generally higher than those charged by traditional lending sources. Leases in our managed portfolio were typically made to small businesses or proprietorships with less than 100 employees and favorable credit histories.

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

         The ongoing securitization of our loans and leases is a central part of our current business strategy. A securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case, loans or leases, to a trust in exchange for certificates, notes or other securities issued by the trust and representing an undivided interest in the trust assets. The transfer to the trust could involve a sale or pledge of the financial assets depending on the particular transaction. Next, we sell a portion of the certificates, notes or other securities to investors for cash. Often the originator of the loans or leases retains the servicing rights, which is the right to service the loans for a fee. The originator may also retain an interest in the cash flows generated by the securitized loans which is subordinate to the regular interest sold to investors. This interest in the cash flows generated by the securitized loans is called an interest-only strip. Through June 30, 1999, we had securitized an aggregate of $1.3 billion of loans and leases, consisting of $201.3 million of business purpose loans, $969.8 million of home equity loans, and $152.3 of equipment leases. We retain the servicing rights on all securitized loans and leases. See "-- Securitizations."

         In addition to securitizations, we fund our operations with subordinated debt that we offer by means of a prospectus which was declared effective by the SEC from our principal operating office located in Pennsylvania and branch offices located in Florida and Arizona. We have offered this debt without the assistance of an underwriter or dealer. At June 30, 1999, we had $211.7 million in subordinated debt outstanding. This debt had a weighted average interest rate of 9.35% and a weighted average maturity of 21 months as of June 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Subsidiaries

         As a holding company, our activities have been limited to:

         (1)    holding the shares of our operating subsidiaries, and

         (2)    raising capital for use in the subsidiaries' lending operations.

         ABFS is the parent holding company of American Business Credit, Inc. and its primary subsidiaries, HomeAmerican Credit, Inc. (doing business as Upland Mortgage), Processing Service Center, Inc., American Business Leasing, Inc., ABC Holdings Corporation and New Jersey Mortgage and Investment Corp. and its subsidiary, Federal Leasing Corp.

         American Business Credit, a Pennsylvania corporation incorporated in 1988 and acquired by us in 1993, originates, services and sells business purpose loans. HomeAmerican Credit, a Pennsylvania corporation incorporated in 1991, originates and sells home equity loans. HomeAmerican Credit acquired Upland Mortgage Corp. in 1996 and since that time has conducted business as "Upland Mortgage." Upland Mortgage also purchases home equity loans through the Bank Alliance Program. Processing Service Center processes home equity loan applications for financial institutions as part of the Bank Alliance Program. Incorporated in 1994, American Business Leasing commenced operations in 1995 and originates and services equipment leases held in our managed portfolio.

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

         ABC Holdings Corporation, a Pennsylvania corporation, was incorporated in 1992 to hold properties acquired through foreclosure. Subsequent to year end, we changed the name of this subsidiary to Tiger Relocation Company.

         We also have numerous special purpose subsidiaries that were incorporated solely to facilitate our securitizations. Some of those companies are Delaware investment holding companies. None of these corporations engage in any business activity other than holding the subordinated certificate, if any, and the interest only and residual strips created in connection with securitizations completed through Federal Leasing Corp. prior to its acquisition by us. See "--Securitizations."

         The following chart sets forth our basic organizational structure(1).


                           -------------------------------------------------------------
                                                      ABFS
                           -------------------------------------------------------------

                                                (Holding Company)
                                      (Issues subordinated debt securities)
                           -------------------------------------------------------------

                           -------------------------------------------------------------
                                          AMERICAN BUSINESS CREDIT, INC.
                           -------------------------------------------------------------

                                 (Originates and services business purpose loans)
                           -------------------------------------------------------------

       ---------------------------------------------------------------------------------------------
                             HOME AMERICAN
             NEW JERSEY       CREDIT, INC.       PROCESSING        AMERICAN           ABC
            MORTGAGE AND         d/b/a            SERVICE          BUSINESS         HOLDINGS
          INVESTMENT CORP.       UPLAND         CENTER, INC.    LEASING, INC.        CORP.
                                MORTGAGE
       ---------------------------------------------------------------------------------------------

          (Originates and     (Originates,    (Processes bank    (Originates         (Holds
           services first    purchases and        alliance           and           foreclosed
            mortgage and     services home        program          services       real estate)
            home equity     equity loans)(2)     home equity       equipment
               loans)                              loans)          leases)
       ---------------------------------------------------------------------------------------------

              FEDERAL
            LEASING CORP.

       ------------------
            (Originates
             equipment
              leases)
       ------------------

----------
(1) In addition to the corporations pictured above, we organized at least one special purpose corporation for each of these securitizations.

(2) Loans purchased by Upland Mortgage represent loans acquired through the Bank Alliance Program.

Lending and Leasing Activities

         General. The following table sets forth certain information concerning our loan and lease origination, purchase and sale activities for the years indicated. We did not originate first mortgage loans prior to October 1997.

                                                                      June 30,
                                                       ---------------------------------------
                                                            1999        1998           1997
                                                       ----------- ------------ --------------
                                                               (dollars in thousands)
Loans/Leases Originated/Purchased
   (Net of refinances)
      Business purpose loans.........................    $ 64,818     $ 52,335        $38,712
      Home equity loans..............................    $634,820     $328,089        $91,819
      First mortgage loans...........................    $ 66,519     $ 33,671             --
      Equipment leases...............................    $ 96,289     $ 70,480        $ 8,004
Number of Loans/Leases Originated/Purchased
      Business purpose loans.........................         806          632            498
      Home equity loans..............................       8,251        5,292          1,791
      First mortgage loans...........................         781          218             --
      Equipment leases...............................       4,138        3,350            743
Average Loan/Lease Size
      Business purpose loans.........................    $     80     $     83        $    78
      Home equity loans..............................    $     74     $     62        $    51
      First mortgage loans...........................    $    165     $    154             --
      Equipment leases...............................    $     23     $     21        $    11
Weighted Average Interest Rate on Loans/Leases
   Originated/Purchased
      Business purpose loans.........................      15.91%       15.96%         15.91%
      Home equity loans..............................      11.05%       11.95%         11.69%
      First mortgage loans...........................       7.67%        8.22%             --
      Equipment leases...............................      11.40%       12.19%         15.48%
Weighted Average Term (in months)
      Business purpose loans.........................         169          172            184
      Home equity loans..............................         261          244            218
      First mortgage loans...........................         322          340             --
      Equipment leases...............................          50           49             40
Loans/Leases Sold
      Business purpose loans.........................    $ 71,931     $ 54,135        $38,083
      Home equity and First mortgage loans...........    $613,070     $322,459        $80,734
      Equipment leases...............................    $ 92,597     $ 59,700             --
Number of Loans/Leases Sold
      Business purpose loans.........................         911          629            497
      Home equity and First mortgage loans...........       8,074        4,753          1,631
      Equipment leases...............................       4,363        3,707             --
Weighted Average Rate on Loans/Leases
      Originated.....................................      11.30%       11.63%         13.09%

         The following table sets forth information regarding the average loan-to-value ratios for loans we originated during the periods indicated. We did not originate any first mortgage loans prior to October 1997.


                                                                                Year Ended June 30,
                                                                   -----------------------------------------------
        Loan Type                                                      1999             1998             1997
        -------------------------------------------------------    ------------    --------------    -------------
        Business purpose loans ............................            61.5%            60.5%            60.0%
        Home equity loans .................................            78.0             76.6             72.0
        First mortgage loans ..............................            78.0             79.9               --

         The following table shows the geographic distribution of our loan and lease originations and purchases during the periods indicated.


                                                                     Year Ended June 30,
                                       ---------------------------------------------------------------------------------
                                           1999        %       1998        %        1997         %      1996        %
                                       ---------- --------- ------------------- --------- ---------- --------- ---------
                                                                    (dollars in thousands)

        New Jersey...................  $ 236,976     27.48% $ 128,025    26.38%  $ 40,725      29.39% $20,986     29.33%
        New York.....................    163,580     18.97     54,907    11.31      8,343       6.02    7,417     10.36
        Pennsylvania.................    139,992     16.23    150,048    31.06     53,834      38.85   33,324     46.57
        Florida......................     61,312      7.11     23,905     4.93      3,670       2.65      674      0.94
        Georgia......................     59,395      6.89     23,084     4.76     10,092       7.28      181      0.25
        Illinois.....................     27,663      3.21         --       --         --         --       --        --
        California...................     20,487      2.38     12,709     2.62         --         --       --        --
        Maryland.....................     19,625      2.28     11,748     2.42      5,010       3.61    4,408      6.16
        Ohio.........................     17,155      1.99         --       --         --         --       --        --
        Virginia.....................     17,126      1.99     13,138     2.71      5,469       3.95      104      0.15
        Delaware.....................     14,254      1.65     10,823     2.23      3,117       2.25    2,724      3.81
        Connecticut..................     14,052      1.63      5,964     1.23      2,005       1.45       87      0.12
        North Carolina...............     13,648      1.58      5,144     1.06      4,245       3.06       78      0.11
        Texas........................      6,631       .77      6,430     1.33         --         --       --        --
        Other........................     50,550      5.84     38,650     7.98      2,073       1.49    1,575      2.20
                                       ---------  --------- ------------------- ---------- ---------- -------- ---------
             Total...................  $ 862,446    100.00%  $484,575   100.00%  $138,583     100.00% $71,558    100.00%
                                       =========  ========= =================== ========== ========== ======== =========

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

         Our business purpose loans generally ranged from $15,000 to $500,000 and had an average loan size of approximately $80,000 for the loans originated during the year ended June 30, 1999. Generally, our business purpose loans are made at fixed rates and for terms ranging from five to 15 years. We generally charge origination fees for these loans of 5.0% to 6.0% of the original principal balance. The weighted average interest rate charged on the business purpose loans originated by us was 15.91% for the year ended June 30, 1999. The business purpose loans we securitized during the past fiscal year had a weighted average loan-to-value ratio, based solely upon the real estate collateral securing the loans, of 61.5% at the time of securitization. See "--Securitizations." We originated $64.8 million of business purpose loans for the year ended June 30, 1999.

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

         In fiscal 1996, through Upland Mortgage and in conjunction with Processing Service Center, Inc., we entered into business arrangements with several financial institutions which provide for Upland Mortgage's purchase of home equity loans that meet our underwriting criteria but do not meet the underlying guidelines of the selling institution for loans held in its portfolio. This program is called the Bank Alliance Program. The Bank Alliance Program is designed to provide an additional source of home equity loans. This program targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines have generally provided mortgage financing only to the most credit-worthy borrowers. This program allows these financial institutions to originate loans to credit-impaired borrowers in order to achieve community reinvestment goals and to generate fee income and subsequently sell such loans to Upland Mortgage. We believe that the Bank Alliance Program is a unique method of increasing our production of home equity loans.

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

         Since the introduction of this program, we have entered into agreements with 22 financial institutions to provide us with the opportunity to underwrite, process and purchase loans generated by the branch networks of such institutions which consist of in excess of 1,500 branches located in Colorado, Delaware, Florida, Georgia, Indiana, Maryland, Michigan, Nebraska, New Hampshire, New Jersey, Ohio, Pennsylvania and Tennessee. During fiscal 1999, Upland Mortgage purchased in excess of $35.0 million of loans pursuant to this program. We intend to continue to expand the Bank Alliance Program with financial institutions across the United States.

         During fiscal 1999, we launched an Internet loan distribution channel under the name www.UplandMortgage.com. Through this interactive web site, borrowers can calculate interest payments and submit an application via the Internet. The Upland Mortgage Internet platform provides borrowers with convenient access to the mortgage loan application process, 7 days a week, 24 hours a day. We believe that the addition of this distribution channel maximizes the efficiency of the application process and could reduce our transaction costs in the future to the extent the volume of loan applications received via the web page increases. Throughout the loan processing period, borrowers who submit applications on line are supported by our staff of highly trained loan officers. We intend to continue to enhance our web site in order to permit online underwriting, approval and processing of a loan application.

         Conventional First Mortgage Loans. We began offering conventional first mortgage loans in October 1997 in connection with our acquisition of New Jersey Mortgage. New Jersey Mortgage has been originating mortgage loans since 1939. We originate conventional first mortgage loans and sell them in the secondary market with servicing released. Our conventional first mortgage lending market area is primarily the eastern region of the United States. We originated $66.5 million of conventional first mortgage loans during the year ended June 30, 1999.

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

         Equipment Leases. Equipment leases held in our managed portfolio included leases to corporations, partnerships, other entities and sole proprietors on various types of business equipment including, but not limited to, computer equipment, automotive repair equipment, construction equipment, commercial equipment, medical equipment and industrial equipment.

         Generally, our equipment leases consist of two types:

         (1) finance leases which have a term of 12 to 60 months and provide a purchase option exercisable by the lessee at $1.00 or 10% of the original equipment cost at the termination of the lease, and

         (2) fair market value or true leases which have a similar term, but provide a purchase option exercisable by the lessee at the fair market value of the equipment at the termination of the lease.

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

         There are risks inherent in holding leases which are different than those risks inherent in our mortgage lending activities. See "Risk Factors -- If we experience losses in the value of our leased equipment securing the leases we hold, our revenues may be reduced."

         Prepayment Fees. Historically, we charged prepayment fees on a significant percentage of our business purpose loans and on less than 50% of our home equity loans. We currently charge prepayment fees on substantially all of our business purpose loans, and have increased the percentage of home equity loans originated with prepayment fees to approximately 85% of home equity loans originated. Home equity loans comprise approximately 90% of all loans we originate and the remaining 10% are business purpose loans. The type of prepayment fee we obtain on a home equity loan is generally a certain percentage of the outstanding principal balance of the loan. One typical prepayment fee provides for a fee of 5% of the outstanding principal loan balance if paid within the first three years after the loan's origination and 2% of the outstanding principal loan balance if prepaid between three and five years after the loan's origination and no prepayment fee if the loan is prepaid after five years from the date of origination. In the case of business purpose loans, the prepayment fee generally amounts to a significant portion of the outstanding principal loan balance and is most often calculated on the basis of the Rule of 78s formula, also known as the "sum of the digits" method.

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

Marketing Strategy

         We concentrate our marketing efforts primarily on two potential customer groups. One group, based on historical profiles, has a tendency to select our loan and lease products because of our personalized service and timely response to loan requests. The other group is comprised of credit-impaired borrowers who satisfy our underwriting guidelines. We also market first mortgage loans and leases to borrowers with favorable credit histories. See "--Risk Factors - Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio which could adversely impact our financial condition and results of operations."

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

         We market business purpose loans through various forms of advertising, and a direct sales force. Advertising media used includes large direct mail campaigns and newspaper and radio advertising. Our commissioned sales staff, which consists of full-time highly trained salespersons, is responsible for converting advertising leads into loan applications. We use a proprietary training program involving extensive and on-going training of our lending officers. Our sales staff uses significant person-to-person contact to convert direct mail advertising into loan applications and maintains contact with the borrower throughout the application process. See "--Lending and Leasing Activities - Business Purpose Loans."

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

         Our marketing efforts for home equity loans are concentrated in the eastern region of the United States. In connection with the acquisition of New Jersey Mortgage, we expanded our branch office network to include Illinois, Ohio, Delaware, Pennsylvania and Virginia in its existing network of offices in Georgia, Maryland, South Carolina and Florida. We intend to open additional sales offices in other states in the future. Loan processing, underwriting, servicing and collection procedures are performed at our main office located in Pennsylvania. We also use the Bank Alliance Program as an additional source of loans as well as our Internet web site. See "--Lending and Leasing Activities-Home Equity Loans."

         We market first mortgage loans through our network of loan brokers. Our marketing efforts for first mortgage loans are concentrated in the mid-Atlantic region of the United States. In addition, we market first mortgage loans under the name American Household Mortgage. See "--Lending and Leasing Activities - First Mortgage Loans."

Loan and Lease Servicing

         Generally, we service the loans and leases we maintain as available for sale or which we securitize in accordance with our established servicing procedures. Servicing includes collecting and transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities, and selling the real estate or other collateral that is acquired. At June 30, 1999, our total managed portfolio included approximately 23,000 loans and leases with an aggregate outstanding balance of $1.2 billion. We generally receive contractual servicing fees for our servicing responsibilities. In addition, we receive other ancillary fees related to the loans and leases serviced. Our servicing and collections activities are centralized at our principal operating office located in Bala Cynwyd, Pennsylvania.

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

         Our ability to foreclose on certain properties may be affected by state and federal environmental laws. The costs of investigation, remediation or removal of hazardous substances may be substantial and can easily exceed the value of the property. The presence of hazardous substances, or the failure to properly eliminate the substances from the property, can hurt the owner's ability to sell or rent the property and prevent the owner from using the property as collateral for a loan. Even people who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person who arranged for the disposal or treatment. See "--Risk Factors - Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate."

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

         Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. As a result, we cannot assure that the market value of the real estate underlying the loans will at any time be equal to or in excess of the outstanding principal amount of those loans. Although we have expanded the geographic area in which we originate loans, a downturn in the economy generally or in a specific region of the country may have an effect on our originations. See "Risk Factors - A decline in value of the collateral securing our loans could result in a reduction in originations and an increase in losses on foreclosure which could reduce our profitability."

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

Securitizations

         Since 1995, we have completed approximately 14 securitization transactions. The 14 pools of loans and leases securitized were comprised of approximately $201.3 million of business purpose loans, approximately $969.8 million of home equity loans and approximately $152.3 million of equipment leases. During fiscal 1999, the Company securitized $71.9 million of business purpose loans, $613.0 million of home equity loans and $92.6 million of equipment leases.

         Securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case loans or leases, to a trust in exchange for cash and a retained interest in the securitized loans and leases which is called an interest-only strip. The trust issues various classes of securities which derive their cash flows from a pool of securitized loans and leases. These securities which represent the remaining interest in the trust called the regular interests, are sold to public or private investors. We also retain servicing on securitized loans and leases. See "--Loan and Lease Servicing."

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

         The securitization of loans and leases during the years ended June 30, 1999, 1998 and 1997 generated gain on sale of loans and leases of $64.5 million, $40.8 million and $19.9 million, respectively. These gains contributed to our record levels of revenue and net income during these fiscal years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Accounting Considerations."

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

         The various segments of our lending businesses are highly competitive. See "Risk Factors - Competition from other lending and lessors could adversely affect our profitability."

Risk Factors

Since we have historically experienced negative cash flows from our operations and expect to do so in the foreseeable future, our ability to repay the investment notes could be impaired.

         We have historically experienced negative cash flow from operations since 1996 primarily because our strategy of selling loans through securitization requires us to build an inventory of loans over time. During the period we are building this inventory of loans, we incur costs and expenses. We do not recognize a gain on the sale of loans until we complete a securitization, which may not occur until a subsequent period. In addition, our gain on a securitization results from our retained interests in the securitized loans, consisting primarily of interest-only strips, which do not generate cash flow immediately. We expect this negative cash flow from operations to continue in the foreseeable future. Should we continue to experience negative cash flows from operations, it could impair our ability to make principal and interest payments due under the terms of the investor notes. At June 30, 1999, there was $118.1 million of investment notes which will mature through June 30, 2000.

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

         We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon estimated discount rates established by management of our company and prepayment and default assumptions. Together, these two assets represent 55.9% of our total assets at June 30, 1999. The value of our interest-only strips totaled $178.2 million and the value of our servicing rights totaled $43.2 million at June 30, 1999. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates established by us, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment which would adversely affect our income in the period of adjustment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Any substantial impairment in the size or availability of the market for our loans could result in our inability to continue to originate loans and repay the notes upon maturity. See "--Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations."

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

         Since a portion of the certificates issued to investors by securitization trusts are floating rate certificates, the interest rates on these certificates adjust based on an established index plus a spread. The fair value of the excess cash flow we will receive from these trusts would be reduced as a result of any changes in rates paid on the floating certificates. At June 30, 1999, $84.4 million of debt issued by securitization was floating rate debt representing 8.6% of total debt issued by securitization trusts.

If we are not able to sustain the levels of growth in revenues and earnings that we experienced in the past our future profits may be reduced.

         During the year ended June 30, 1999, we experienced record levels of total revenue and net income as a result of increases in loan and lease originations and the securitization of loans and leases. Our ability to sustain the level of growth in total revenue and net income experienced in the past depends upon a variety of factors outside our control, including:

         o        interest rates,
         o        conditions in the asset-backed securities markets,
         o        economic conditions in our primary market area,
         o        competition, and
         o        regulatory restrictions.

         Our ability to sustain the levels of growth experienced in the past will become increasingly difficult in light of rising interest rates experienced during the year ended June 30, 1999 as compared to a falling or stable interest rate environment. If we are unable to sustain our levels of growth, our profits may be reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Decreasing market interest rates could reduce our profitability due to the length of maturities of our outstanding subordinated debt.

         We are subject to risks associated with changes in interest rates to the extent that we have issued fixed rate subordinated debt securities with scheduled maturities of one to ten years. At June 30, 1999, we had $93.6 million of subordinated debt securities with scheduled maturities greater than one year which is not subject to early redemption at our option. If market interest rates decrease in the future, the rates paid on our long term subordinated debt could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

If we are unable to continue to successfully implement our growth strategy, our revenues may decrease.

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

If we experience losses in the value of our leased equipment securing the leases we hold, our revenues may be reduced.

         The equipment which secures the leases we hold is subject to the risk of damage, destruction or obsolescence prior to the termination of the lease. In the case of our fair market value leases, lessees may choose not to exercise their option to purchase the equipment for its fair market value at the termination of the lease. When this happens, we may have to sell the equipment to third party buyers at a discount which may result in reduced revenues.
See "--Lending and Leasing Activities."

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

An economic downturn in the eastern half of the United States could result in reduced revenues.

         We currently originate loans primarily in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn in this region could result in reduced revenues. See "-- Lending and Leasing Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our securitization agreements require us to retain some risk on loans that do not meet the requirements in these agreements which could result in a reduction in revenues.

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

Claims by borrowers or investors could result in reduced revenues.

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

         Although no material claims or legal actions are currently assessed against us, any claims asserted in the future may result in legal expenses, liability and reduced revenues.

We depend on the services of key people, and the loss of any of these people could disrupt our operations and result in reduced revenues.

         The success of our operations depends on the continued employment of our senior level management. If key members of the senior level management were for some reason unable to perform their duties or were to leave us for any reason, we may not be able to find capable replacements which could disrupt operations and result in reduced revenues. See "Employees."

Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could reduce our revenues.

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

         To date, there have been two instances where we have determined not to foreclose on the real estate collateralizing a delinquent loan because of environmental considerations. Any losses we may sustain on these three loans will not have a material adverse effect on our profitability.

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

         Truth in Lending. The Truth in Lending Act and Regulation Z contain disclosure requirements designed to provide consumers with uniform, understandable information about the terms and conditions of loans and credit transactions so that consumers may compare credit terms. The Truth in Lending Act also guarantees consumers a three-day right to cancel transactions described in the act and imposes specific loan feature restrictions on some loans including the same type originated by us. We believe that we are in compliance with the Truth in Lending Act in all material respects. If we were found not to be in compliance with the Truth in Lending Act, some aggrieved borrowers could have the right to rescind their loans and/or to demand, among other things, the return of finance charges and fees paid to us. Other fines and penalties can also be imposed under the Truth in Lending Act and Regulation Z.

         Equal Credit Opportunity and Other Laws. We are also required to comply with the Equal Credit Opportunity Act and Regulation B, which prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining specific types of information from loan applicants. Among other things, it also requires disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. We are also required to report statistical information on loan applicants to the Department of Housing and Urban Development which monitors compliance with fair lending laws.

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

         We are also subject to the Real Estate Settlement Procedures Act and Regulation X. These laws and regulations, which are administered by the Department of Housing and Urban Development, impose limits on the amount of funds a borrower can be required to deposit with us in any escrow account for the payment of taxes, insurance premiums or other charges; limits the fees which may be paid to third parties; and imposes various disclosure requirements.

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

         Federal and state government agencies have recently begun to consider, and in some instances have adopted, legislation to restrict lenders' ability to charge rates and fees in connection with subprime residential mortgage loans and loans to borrowers with problem credit. Such legislation also imposes various loan term restrictions, e.g., limits on balloon loan features. Frequently referred to generally as "predatory lending" legislation, such legislation may limit our ability to impose fees, charge interest rates on consumer loans to those borrowers with problem credit and may impose additional regulatory restrictions on our business.

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

         Beverly Santilli, age 40, is First Executive Vice President, a position she has held since September 1998 and Secretary, a position she has held since our inception. Mrs. Santilli has held a variety of positions including Executive Vice President and Vice President. Mrs. Santilli is also the President of American Business Credit. Mrs. Santilli is responsible for all sales, marketing and day-to-day operation of American Business Credit. Mrs. Santilli is also responsible for human resources of ABFS. Prior to joining American Business Credit and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with that bank's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli.

         Jeffrey M. Ruben, age 36, is Executive Vice President and General Counsel, positions he has held since September 1998. He is also Executive Vice President and General Counsel of some of our subsidiaries, positions he has held since April 1992. Mr. Ruben is responsible for the loan and the lease collections departments, the asset allocation unit and the legal department. Mr. Ruben served as Senior Vice President from April 1992 to September 1999. From June 1990 until he joined us in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds both a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         Albert W. Mandia, age 51, is our Executive Vice President and Chief Financial Officer of ABFS, positions he has held since June 1998 and October 1998, respectively. Mr. Mandia is responsible for all financial, information systems and investor relations functions. From 1974 to 1998, Mr. Mandia was associated with CoreStates Financial Corp. where he last held the position of Chief Financial Officer from February 1997 to April 1998.

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

         On March 4, 1999, a Petition for Certification for review of the final judgment of the Superior Court was filed with the Supreme Court of New Jersey. New Jersey Mortgage filed its Brief in Opposition to the Petition for Certification on March 16, 1999, and Mr. Roscoe filed a reply brief. As of December 31, 1999, no decision has been rendered by the New Jersey Supreme Court on this matter.

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

                                Quarter Ended            High        Low
                 ------------------------------------   -------     ------
                 June 30, 1997                          $21.42      $17.62
                 September 30, 1997                      22.86       18.57
                 December 31, 1997                       26.67       19.64
                 March 31, 1998                          26.19       19.52
                 June 30, 1998                           24.29       20.95
                 September 30, 1998                      20.71       11.19
                 December 31, 1998                       13.70        5.48
                 March 31, 1999                          14.29       11.67
                 June 30, 1999                           18.93       10.23

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

Item 6.           Selected Consolidated Financial Data

         Our selected consolidated financial information set forth below should be read in conjunction with the more detailed consolidated financial statements, the notes to the consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (dollars in thousands except per share data):


                                                                                    Year Ended June 30,
                                                                 ----------------------------------------------------
                                                                      1999       1998      1997      1996        1995
                                                                 ----------    -------  --------   -------   --------
     Statement of Income Data:
     Revenues:
        Gain on sale of loans and leases.......................  $   64,490    $40,778  $ 19,942   $ 8,721   $  1,350
        Interest and fees......................................      16,553     17,386     5,584     3,245      4,058
        Interest accretion on interest-only strips.............       2,021        538       101        --         --
        Other..................................................       3,360        633       335       129        143
                                                                 ----------    -------  --------   -------   --------
     Total revenues............................................      86,424     59,335    25,962    12,095      5,551
     Total expenses............................................      64,573     41,445    16,960     8,974      4,657
                                                                 ----------    -------  --------   -------   --------
     Operating income before income taxes......................      21,851     17,890     9,002     3,121        894
     Income taxes..............................................       7,763      6,435     3,062       802        313
                                                                 ----------    -------  --------   -------   --------
     Net income................................................  $   14,088    $11,455  $  5,940   $ 2,319   $    581
                                                                 ==========    =======  ========   =======   ========
     Per Common Share Data:
        Basic earnings per common share(a).....................  $     3.83    $  3.10  $   2.03   $  0.96   $   0.26
        Diluted earnings per common share(a)...................  $     3.72    $  2.98  $   1.95   $  0.96   $   0.26
        Cash dividends declared per common share...............        0.165      0.06      0.06      0.03         --


     (a) Amounts have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999 as if the shares had been outstanding for each period presented.

                                                                                        June 30,
                                                                   --------------------------------------------------
                                                                      1999       1998      1997      1996       1995
                                                                   --------   --------   -------   --------   -------
     Balance Sheet Data:
     Cash and cash equivalents...............................      $ 22,395   $  4,486   $ 5,014   $  5,345   $ 4,734
     Loan and lease receivables, net
     Available for sale......................................        33,776     62,382    35,712     18,003     8,669
     Other...................................................         6,863      4,096     1,144        534       328
     Interest-only strips....................................       178,218     95,913    37,507     32,639    13,448
     Receivables for sold loans and leases...................        66,086      2,377       960         26        86
     Servicing rights........................................        43,210     18,472     8,083      5,907     1,388
     Total assets............................................       396,301    226,551   103,989     46,894    22,175
     Subordinated debt ........................................     211,652    112,182    56,486     33,620    17,800
     Total liabilities.........................................     338,055    183,809    73,077     42,503    20,031
     Stockholders' equity......................................      58,246     42,742    30,912      4,392     2,143

                                                                                Year Ended June 30,
                                                                ----------------------------------------------------
                                                                   1999        1998        1997      1996      1995
                                                                ---------    -------     -------    ------    ------
     Other Data:
     Originations:
        Business Purpose Loans................................   $ 64,818   $ 52,335     $38,712   $28,272   $18,170
        Home Equity Loans.....................................    634,820    328,089      91,819    36,479    16,963
        Conventional First Mortgage Loans.....................     66,519     33,671           -         -         -
        Equipment Leases .....................................     96,289     70,480       8,004     5,967     2,220
     Loans and Leases sold:
        Securitizations.......................................    777,598    384,700     115,000    36,506     9,777
        Other.................................................    105,751     51,594       3,817    19,438    31,948
     Total managed loan and lease portfolio...................  1,176,918    559,398     176,651    59,891    17,774
     Average loan/lease size:
        Business Purpose Loans................................         80         83          78        78        71
        Home Equity Loans.....................................         74         62          51        47        46
        Conventional First Mortgage Loans.....................        165        154           -         -         -
        Equipment Leases......................................         23         21          11        11        12
     Weighted average interest rate on loans and leases:
        Business Purpose Loans ...............................      15.91%     15.96%      15.91%    15.83%    16.05%
        Home Equity Loans.....................................      11.05      11.95       11.69      9.94     12.68
        Conventional First Mortgage Loans.....................       7.67       8.22           -         -         -
        Equipment Leases......................................      11.40      12.19       15.48     17.22     15.85




                                                                                 Year Ended June 30,
                                                                   -----------------------------------------------
                                                                    1999      1998       1997      1996       1995
                                                                   -----     -----      -----     -----      -----
     Financial Ratios:
     Return on average assets .................................     4.56%     6.93%      7.87%     6.71%      3.37%
     Return on average equity .................................    28.10     31.10      33.65     70.96      31.36
     Total delinquencies as a percentage of total managed
        portfolio serviced, at end of period ..................     3.19      3.01       2.15      2.30       3.84
     Real estate owned as a percentage of total managed
        portfolio serviced, at end of period...................      .85       .16        .34      1.01       4.29
     Loan and lease losses as a percentage of the average total
        portfolio serviced during the period..................       .12       .12        .07       .33        .66
     Pre-tax income as a percentage of total revenues.........     25.28     30.15      33.99     25.81      16.11
     Ratio of earnings to fixed charges........................     1.92      2.23       2.56      1.97       1.54

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

         In fiscal 1999, we completed securitizations aggregating $777.5 million, consisting of $71.9 million in business purpose loans, $613.0 million in home equity loans and $92.6 million in equipment leases. Such securitizations generated gains on the sale of loans and leases of $64.5 million, $40.8 million and $19.9 million, respectively, for fiscal years ended June 30, 1999, 1998 and 1997. Gain on sale of loans and leases resulting from securitizations as a percentage of total revenues was 74.6%, 68.7% and 76.8% for the years ended June 30, 1999, 1998 and 1997, respectively.

         Our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The strategy of selling loans and leases through securitizations requires building an inventory of loans or leases over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and their subsequent sale through the securitization process, we have operated on a negative cash flow basis in the past and anticipate that we will continue to do so in the foreseeable future, which could adversely impact our results of operations and financial condition. See "Liquidity and Capital Resources" for a discussion of our liquidity and cash flows.

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

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon estimated discount rates and prepayment and default assumptions. Together, these two assets represent 55.9% of our total assets at June 30, 1999. The value of our interest-only strips totaled $178.2 million and the value of our servicing rights totaled $43.2 million at June 30, 1999. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment which would adversely affect our income in the period of adjustment.

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

         The following table summarizes the volume of loan and lease securitizations and whole loan sales for the fiscal years ended June 30, 1999, 1998 and 1997 (in millions):

                                               Fiscal Year Ended June 30,
                                          --------------------------------------
Securitizations:                              1999          1998          1997
                                            -------       -------       -------
Business loans............................  $  71.9       $  54.1       $  38.1
Home equity loans.........................    613.0         270.9          76.9
Equipment leases..........................     92.6          59.7            --
                                            -------       -------       -------
   Total..................................  $ 777.5       $ 384.7       $ 115.0
                                            -------       -------       -------
Whole loan sales..........................  $ 105.8       $  51.6       $   3.8


Subordinated Debt and Other Borrowings

         We also rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations. At June 30, 1999, $211.7 million of subordinated debt was outstanding and credit facilities and lines of credit totaling $432.2 million were available, of which $61.9 million was drawn upon on such date. We expect to continue to rely on such borrowings to fund loans and leases prior to securitization.

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

         At June 30, 1999, investments in interest-only strips in securitizations totaled $178.2 million including investments in overcollateralization of $38.6 million.

         The following table provides information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                      Current Balances as of June 30, 1999
                                 ($ in millions)

                                           1999-2   1999-1   1998-4   1998-3    1998-2   1998-1   1997-2   1997-1   1996-2   1996-1
                                           ------   ------   ------   ------    ------   ------   ------   ------   ------   ------
Original balance of loans securitized:
 Business loans........................... $    30  $    16  $     9  $    17   $    15  $    16  $    23  $    22  $    16  $    13
 Home equity loans........................     190      169       71      183       105       89       77       53       24        9
 Total....................................     220      185       80      200       120      105      100       75       40       22
Current balance of loans securitized:
 Business loans........................... $    30  $    16  $     9  $    16   $    14  $    13  $    18  $    16  $     9  $     7
 Home equity loans........................     190      165       68      172        90       66       50       27        9        4
 Total....................................     220      181       77      188       104       79       68       43       18       11
Weighted average coupon on loans
  securitized:
 Business loans...........................  15.96%   16.01%   16.01%   15.97%    15.95%   15.99%   15.92%   15.91%   15.93%   15.83%
 Home equity loans........................  10.56%   10.75%   10.89%   10.81%    10.80%   11.16%   11.64%   11.45%   11.43%   10.58%
 Total....................................  11.12%   11.23%   11.23%   11.22%    11.50%   11.95%   12.83%   13.08%   13.67%   13.80%
Percentage of first mortgage loans........     88%      88%      89%      88%       85%      79%      72%      71%      66%      85%
Weighted average loan-to-value............     76%      76%      76%      77%       77%      74%      72%      70%      67%      65%
Weighted average remaining term (months)
 on loans securitized.....................     255      252      251      249       212      211      209      181      150      145
Original balance of Trust Certificates.... $   219  $   184  $    79  $   198   $   118  $   103  $    98  $    73  $    39  $    22
Current balance of Trust Certificates..... $   219  $   179  $    74  $   180   $    91  $    73  $    57  $    37  $    15  $     9
Weighted average pass-through interest
 rate to Trust Certificate holders........   7.05%    6.56%    6.61%    6.26%     6.47%    6.68%    6.74%    7.37%    7.53%    7.95%
Highest Trust Certificate pass-through
 rate.....................................   7.13%    6.58%    7.08%    6.43%     6.85%    7.15%    7.13%    7.53%    7.53%    7.95%
Overcollateralization requirements:
Required percentages:
 Initial..................................   0.50%    0.50%    1.00%    1.00%     1.50%    1.50%    2.00%    3.00%    3.00%       --
 Final target.............................   5.00%    5.00%    5.00%    5.00%     5.00%    5.50%    7.00%    8.00%   10.00%    7.00%
 Stepdown overcollateralization...........  10.00%   10.00%   10.00%   10.00%    10.00%   11.00%   14.00%   16.00%   20.00%       na
Required Amounts:
 Initial.................................. $     1  $     1  $     1  $     2   $     2  $     2  $     2  $     2  $     1  $    --
 Final target.............................      11        9        4       10         6        6        7        6        4        2
Current Status:
 Overcollateralization amount............. $     2  $     3  $     3  $     8   $     6  $     6  $     7  $     6  $     4  $     2
 Final target reached or anticipated date
  to reach................................ 12/2000   7/2000  11/1999  10/1999       Yes      Yes      Yes      Yes      Yes      Yes
 Stepdown reached or anticipated date
  to reach................................ 12/2002  10/2002   7/2002   3/2002    7/2001  12/2000   9/2000   3/2000      Yes       na
Annual surety wrap fee....................   0.19%    0.19%    0.20%    0.20%     0.22%    0.23%    0.26%    0.26%    0.28%       na
Servicing rights:
 Original balance......................... $    10  $     8  $     3  $     7   $     4  $     4  $     4  $     3  $     2  $     2
 Current balance.......................... $    10  $     8  $     3  $     6   $     4  $     3  $     3  $     3  $     1  $     1




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

         o Most of our loans include prepayment fees. Approximately 94% of our business purpose loans have prepayment fees. Approximately 80% of our home equity loans have prepayment fees. Our experience indicates that prepayment fees increase the prepayment ramp periods and slow annual prepayment spreads which have the effect of increasing the life of the loans securitized.

         o A portfolio mix of first and second mortgage loans of 80-85% and 15-20%, respectively. The high proportion of first mortgages results in lower delinquencies and losses.

         o A portfolio credit grade mix comprised of 59% A credits, 24% B credits, 14% C credits, and 3% D credits. In addition, our loss experience is below what is experienced by others in the non-conventional mortgage industry.

         The all-in cost of the trusts' investor certificates includes the highest trust certificate pass through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees are deal specific and generally range from 19 to 22 basis points combined.

         The following table provides information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights. The assumptions for prepayment rates and credit loss rates are compared to actual experience. The length of time before a pool of mortgage loans reaches its expected constant prepayment rate is referred to as the "prepayment ramp period." At the time of the sales, the initial assumptions for prepayment rates and credit loss rates were representative of expectations for the securitized portfolios' performance. Through June 30, 1999, there were no adjustments to the initial assumptions, which continue to be applied in subsequent reviews of the carrying values of the interest-only strips and servicing rights as our actual prepayment experience both quantitatively and qualitatively has not been sufficient to conclude that the final actual experience expected would be materially different than the original prepayment assumptions used. For each of the quarters of fiscal year 1999, the net effect of the differences between the prepayment assumptions and the actual experience was not material.

                Summary of Material Mortgage Loan Securitization
                Asset Valuation Assumptions and Actual Experience
                      Current Balances as of June 30, 1999
                                 ($ in millions)

                                            1999-2   1999-1   1998-4   1998-3   1998-2    1998-1   1997-2   1997-1   1996-2   1996-1
                                            ------   ------   ------   ------   ------    ------   ------   ------   ------   ------
Interest-only strip discount rate:
   Initial valuation....................... 11.0%    11.0%    11.0%    11.0%     11.0%    11.0%    11.0%    11.0%    11.0%    11.0%
   Current valuation....................... 11.0%    11.0%    11.0%    11.0%     11.0%    11.0%    11.0%    11.0%    11.0%    11.0%
Servicing rights discount rate:
   Initial valuation....................... 11.0%    11.0%    11.0%    11.0%     11.0%    11.0%    11.0%    11.0%    11.0%    11.0%
   Current valuation....................... 11.0%    11.0%    11.0%    11.0%     11.0%    11.0%    11.0%    11.0%    11.0%    11.0%
Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................   10%      10%      13%      13%       13%      13%      13%      13%      13%      13%
     Home equity loans.....................   24%      24%      24%      24%       24%      24%      24%      24%      24%      24%
   Ramp period (months) (a):
     Business loans........................    24       24       24       24        24       24       24       24       24       24
     Home equity loans.....................    18       18       12       12        12       12       12       12       12       12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................   10%      10%      13%      13%       13%      13%      13%      13%      13%      13%
     Home equity loans.....................   24%      24%      24%      24%       24%      24%      24%      24%      24%      24%
   Ramp period (months):
     Business loans........................    24       24       24       24        24       24       24       24       24       24
     Home equity loans.....................    18       18       12       12        12       12       12       12       12       12
   CPR adjusted to reflect ramp:
     Business loans........................ 3.00%    3.61%    5.17%    6.48%     7.78%    9.09%   11.26%      13%      13%      13%
     Home equity loans..................... 2.00%    4.58%      12%      18%       24%      24%      24%      24%      24%      24%
     Blended rate.......................... 2.10%    4.49%   11.23%   17.04%    21.83%   21.57%   20.66%   19.97%   18.52%   17.25%
   Actual CPR experience:
     Business loans........................ 0.10%    1.30%    2.27%    5.79%     6.03%   12.36%   12.34%   12.52%   16.33%   15.87%
     Home equity loans..................... 2.44%    5.20%    5.91%    6.93%    14.55%   19.64%   23.54%   24.59%   27.19%   19.70%
     Blended rate.......................... 2.20%    4.86%    5.60%    6.84%    13.50%   18.55%   20.84%   20.82%   22.48%   17.44%
Credit loss rates:
   Annual credit loss rate:
     Initial assumption.................... 0.25%    0.25%    0.25%    0.25%     0.25%    0.25%    0.25%    0.25%    0.25%    0.25%
     Current assumption.................... 0.25%    0.25%    0.25%    0.25%     0.25%    0.25%    0.25%    0.25%    0.25%    0.25%
     Actual experience.....................    --       --       --    0.01%     0.02%    0.08%    0.08%    0.15%    0.23%       --
   Cumulative credit loss rate:
     Initial assumption.................... 1.20%    1.20%    1.20%    1.20%     1.20%    1.20%    1.20%    1.20%    1.20%    1.20%
     Current assumption.................... 1.20%    1.20%    1.20%    1.20%     1.20%    1.20%    1.20%    1.20%    1.20%    1.20%
     Cumulative experience to date.........    --       --       --    0.01%     0.02%    0.10%    0.13%    0.33%    0.58%       --
Servicing fees:
   Contractual fees........................ 0.50%    0.50%    0.50%    0.50%     0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees.......................... 1.25%    1.25%    1.25%    1.25%     0.75%    0.75%    0.75%    0.75%    0.75%    0.75%

--------------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.

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


              Summary of Selected Lease Securitization Information
                      Current Balances as of June 30, 1999
                                 ($ in millions)

                                                                                1999-a          1998-a
                                                                                -------         -------
Original balance of leases securitized..................................        $    82         $    80
Current balance of leases securitized...................................        $    68         $    53
Weighted average yield on leases securitized............................          11.17%          12.09%
Weighted average remaining term (months) on leases securitized..........             45              32
Original balance of Trust Certificates..................................        $    78         $    76
Current balance of Trust Certificates...................................        $    77         $    50
Weighted average pass-through interest rate to Trust Certificate Holders           6.55%           6.15%
Overcollateralization requirements......................................              3%              3%
Annual surety wrap fee..................................................           0.29%           0.29%
Valuation Assumptions
Residual interests discount rate:
   Initial valuation....................................................           11.0%           11.0%
   Current valuation....................................................           11.0%           11.0%
Servicing rights discount rate:
   Initial valuation....................................................           11.0%           11.0%
   Current valuation....................................................           11.0%           11.0%
   Prepayment rates.....................................................            (a)             (a)
Credit loss rates:
   Annual credit loss rate:
     Initial assumption.................................................           0.50%           0.50%
     Current assumption.................................................           0.50%           0.50%
     Actual experience..................................................             --           0.35%
Servicing Fees:
   Contractual fees.....................................................           0.50%           0.50%
   Ancillary fees.......................................................           0.30%           0.30%


-----------------
(a) The equipment leasing portfolio has experienced insignificant prepayments, less than 1.5% annualized. Should a lease terminate early, any impact on the valuation of lease securitization assets would be recorded upon termination of the lease.

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

         In July 1998, the Company's Board of Directors authorized the repurchase of up to 10% of the outstanding shares of its common stock over a one-year period. In May 1999, the repurchase period was extended for an additional one year to July 2000. As of June 30, 1999, 111,000 shares or 3% of the Company's outstanding shares were repurchased under July 1998 authorization at a cost of $1.4 million. The Company's Board of Directors initiated the stock repurchase program in view of the price level at that time of the Company's common stock which was trading at below book value and its consistent earnings growth over fiscal 1998 and 1999 which did not result in a corresponding increase in the market value of our common stock.

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

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Summary Financial Results
(in thousands, except per share data)

                                                Year ended  June 30,                   Percentage Change
                                       ---------------------------------------     ---------------------------
                                          1999         1998        1997               '99/'98      '98/'97
                                         ---------  ---------    ------                ------       ------
Total revenues......................      $86,424    $59,335      $25,962              45.7%       128.5%
Total expenses......................      $64,573    $41,445      $16,960              55.8%       144.4%
Net income..........................      $14,088    $11,455      $ 5,940              23.0%        92.8%

Return on average equity............        28.10%     31.10%       33.65%
Return on average assets............         4.56%      6.93%        7.87%
Earnings per share:
  Basic.............................      $  3.83    $  3.10      $  2.03              23.5%        52.7%
  Diluted...........................      $  3.72    $  2.98      $  1.95              24.8%        52.8%
Dividends declared per share..            $  0.165   $  0.06      $  0.06


         Total Revenues. Total revenues increased $27.1 million, or 45.7%, to $86.4 million for the year ended June 30, 1999 from $59.3 million for the year ended June 30, 1998. The increase was primarily attributable to increases in gains on sale of loans and leases through securitizations and servicing income.

         Gain on Sale of Loans and Leases. For the year ended June 30, 1999, gains of $64.5 million were recorded on the securitization of $777.5 million of loans and leases. This is an increase of $23.7 million, or 58.1%, over gains of $40.8 million recorded on securitizations of $384.7 million of loans and leases for the year ended June 30, 1999.

         The following table summarizes the volume of loan and lease securitizations by type of loan securitized for the years ended June 30, 1999, 1998 and 1997 (in millions):


                                                    Year Ended June 30,
                                          --------------------------------------
                                              1999          1998        1997
                                          -----------   -----------   ----------

Business loans..........................  $      71.9   $      54.1   $     38.1
Home equity loans.......................        613.0         270.9         76.9
Equipment leases........................         92.6          59.7           --
                                          -----------   -----------   ----------
    Total...............................  $     777.5   $     384.7   $    115.0
                                          ===========   ============  ==========



         The increase in securitization gains for fiscal 1999 was primarily due to the higher volume of loans securitized as reflected in the table above. The securitization gain as a percentage of loans securitized, 9.1% for fiscal 1999, was down from 12.3% on loans securitized for fiscal 1998. Including leases securitized, the gain percentages on loans and leases securitized for the fiscal years ended June 30, 1999 and 1998 were 8.3% and 10.6%, respectively. The decrease in the gain percentage on loans securitized for fiscal 1999 was primarily due to a reduction in the spread between the average coupon on loans securitized and the pass-through rate paid to investors, a lower percentage of business loans securitized for fiscal 1999, and the impact of the January 1, 1999 adoption of SFAS No. 134. For fiscal 1999, business loans securitized, which have a higher coupon than home equity loans, represented 10.5% of total loans securitized, compared to 16.6% of total loans securitized for fiscal 1998. The lower percentage of business loans securitized resulted in a reduced value of the interest-only strips generated from the pool of securitized loans. See "Securitization Accounting Considerations" for more detail on average coupons on loans securitized and pass-through rates paid to investors. The impact of SFAS No. 134 is discussed below.

         The unfavorable impacts of the reduction in spread for fiscal 1999, a lower percentage of business loans securitized for fiscal 1999, and the impact SFAS No. 134 were partially offset by a reduction in the annual prepayment rate assumption on business loans and an increase in the length of the prepayment ramp period for home equity loans. Due to increases in the volume of loans originated with prepayment fees, we have reduced the annual prepayment rate assumption on business loans and lengthened the prepayment ramp period for home equity loans for mortgage loan securitizations beginning with the 1999-1 securitization. Reducing the annual prepayment assumption and lengthening the prepayment ramp period is supported by our experience with loans having prepayment fees, as discussed below, that fewer borrowers will prepay, and those prepaying will do so more slowly. The percentage of home equity loans containing prepayment fees increased from less than 50% of loans originated to over 85% over the nine-month period ending October 31, 1998. As a result of this increase in the percentage of loans originated having prepayment fees, we have lengthened the prepayment ramp period on home equity loans from 12 to 18 months beginning with the 1999-1 mortgage loan securitization. This increase in the length of the prepayment ramp period for home equity loans was supported by actual cumulative prepayment experience through March 31, 1999, which demonstrated that only 25% of home equity loans having prepayment fees were actually prepaid by the borrowers, while 47% of home equity loans without prepayment fees were prepaid. This cumulative historical performance demonstrates that it is nearly twice as likely that a loan without a prepayment fee will be prepaid. See "Securitization Accounting Considerations" for a comparison of the prepayment assumptions used in our valuation of interest-only strips and servicing rights to actual historical experience.

         SFAS 134 requires that, after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. In accordance with the provisions of SFAS No. 134, as of January 1, 1999, we reclassified our interest-only strips from trading securities to available for sale securities. As available for sale securities, the difference on the date of securitization between the fair value of an interest-only strip and its allocated cost is recorded in stockholders' equity and reported as a component of comprehensive income. Fair value adjustments of $5.8 million pre-tax were recorded as a component of comprehensive income in the third and fourth quarters of fiscal 1999. In fiscal 1998, which was prior to the adoption of SFAS No. 134 and the resulting reclassification from trading securities to available for sale securities, all differences on the date of securitization between fair value and allocated cost of interest-only strips were recognized in securitization gains. The adoption of SFAS No. 134 did not have a material effect on our financial condition.

         Gain on sale of loans and leases securitized represents the difference between the net proceeds received, and the allocated cost of loans and leases securitized. The allocated cost of the loans and leases securitized is determined by allocating their net carrying value between the loans and leases securitized, the retained interest-only strips in the securitization and the mortgage servicing rights retained, based upon their relative fair values. The calculation of the fair value of the interest-only strips is based upon the present value of the future expected excess cash flows and utilizes assumptions made by management at the time loans and leases are sold. Assumptions used in the estimation of the fair value of interest-only strips include the discount rate used to calculate present value and the rates of prepayment and default on the pool of loans. See "Securitization Accounting Considerations" and "Interest Rate Risk Management" for more information regarding these assumptions.

         The following schedule details loan and lease originations during the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                    Year Ended June 30,
                                         ---------------------------------------
                                             1999          1998          1997
                                         -----------   -----------   -----------
Business Purpose Loans.................  $    64,818   $    52,335   $    38,721
Home Equity Loans......................      701,339       361,760        91,819
Equipment Leases.......................       96,289        70,480         8,004
                                         -----------   -----------   -----------
    Total..............................  $   862,446   $   484,575   $   138,544
                                         ===========   ===========   ===========
         Interest and Fee Income. Interest and fee income was $16.6 million for the year ended June 30, 1999, a decrease of $0.8 million, or 4.8% from the year ended June 30, 1998. Interest and fee income consists primarily of income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan and lease originations.

         Interest income decreased $3.1 million, or 29.5%, to $7.4 million for the year ended June 30, 1999 as compared to $10.5 million for the year ended June 30, 1998. This decrease was primarily attributable to a reduction in the duration of time available for sale loans accrued interest income prior to securitization and a reduction in the average coupon earned on loans and leases originated, from 11.63% in fiscal 1998 to 11.30% in fiscal 1999. The decline in the average coupon in fiscal 1999 primarily resulted from competitive pricing in the home equity lending market.

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

         Premiums on whole loan sales decreased 15.7% to $2.3 million for the fiscal year ended June 30, 1999 from $2.7 million for fiscal year ended June 30, 1998. The decrease in premiums on whole loan sales for the year ended June 30, 1999 was due to a decrease in the average premium earned on whole loan sales. For fiscal 1998, the average premium earned on whole loan sales was 5.2% compared to 2.2% in fiscal 1999. The decrease was due to general market corrections in the whole loan sale market where purchasers of whole loans were no longer willing to pay the level of premiums previously earned. The decrease in the average premium earned was partially offset by a 105.0% increase in the volume of whole loan sales in fiscal 1999 to $105.8 million from $51.6 million during fiscal 1998.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the interest component of cash flows received on interest-only strips. Interest accretion of $2.0 million was recorded for the year ended June 30, 1999 compared to $0.5 for the year ended June 30, 1998.

         We currently use a prospective approach to estimate interest accretion. Periodically, we update estimates of residual cash flow from our securitizations. When it is probable that there is a favorable change in estimated residual cash flow from the cash flow previously projected, we recognize a greater percentage of estimated interest accretion earned by the securitization. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows. See "--Securitization Accounting Considerations" for additional discussion.

         Our methodology and assumptions for each period since March 31, 1999 are described below.

         The increase in interest accretion was affected by two factors. First, the increase reflects the growth in the average balance of interest-only strips of 111.4%, or $135.5 million for the year ending June 30, 1999 from $64.1 million for the year ending June 30, 1998 and growth in cash flow received on interest-only strips. Cash flows received on interest-only strips was $32.9 million for the year ended June 30, 1999, compared to $13.4 million for the year ended June 30, 1998. As of June 30, 1998, only one of our existing securitizations had satisfied its final target overcollateralization requirement and was generating residual cash flow. As of June 30, 1999, five securitizations had met final overcollateralization requirements. Meeting these final targets as well as the fact that our more recent securitizations were much larger resulted in a significant increase in cash flow to us from fiscal 1998 to the present.

         Second, prior to the fourth quarter of fiscal 1999, residual cash flows to us were limited due to the lack of maturity of the securitizations underlying our interest-only strips. As described above, as the securitizations matured, meaning that the final overcollateralization requirements were met, we received cash flow from a greater number of securitizations. During the period prior to receiving significant cash flow from the securitizations, we recognized only a portion of the estimated interest accretion earned on our interest-only strips. This methodology reflected our uncertainty as to the timing and quantity of future residual cash flow. Our estimate of the amount of interest accretion to be recognized did not change until we received expected cash flow for a sustained period of time. By the last quarter of fiscal 1999, more experience with the securitization pools was acquired and on a gradual basis more securitizations were performing as expected in meeting their final targets. At that time, we were realizing consistent cash flow and based on this historical experience, we recognized a greater percentage of the estimated interest accretion earned by the securitizations. This increase reflects our increased certainty as to the amount of ongoing residual cash flow to be received from the securitization trusts.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases, less amortization of the servicing rights recorded at the time the loans and leases are securitized. Servicing income increased $2.8 million, or 597.7%, to $3.3 million for the year ended June 30, 1999, from $0.5 million for the year ended June 30, 1998. This increase resulted from the higher average total managed portfolio, which was $915.8 million during the year ended June 30, 1999 compared to $368.0 million during the year ended June 30, 1998, an increase of 148.9%. As a percentage of the average managed portfolio, servicing income increased to 0.36% for the year ended June 30, 1999, from 0.13% for the year ended June 30, 1998, as a result of the increase in the origination of loans with prepayment fees and the collection of other ancillary fees. The origination of loans with prepayment fees increases our servicing income in two ways. Prepayment fees reduce the likelihood of borrowers prepaying their loans. This results in prolonging the period these loans are outstanding which increases the contractual servicing fees collected over the life of the loans. Additionally, the terms of our servicing agreements with securitization trusts allow us to retain prepayment fees collected from borrowers as part of our compensation for servicing loans. As a result, if a borrower does prepay a loan, we are compensated for the loss of the remaining contractual servicing fees that would have been collected over the remaining term of the loan by receiving a lump sum fee at the time the prepayment occurs.

         The following table summarizes the components of servicing income for the years ended June 30, 1999, 1998 and 1997 (in millions):

                                                    Year Ended June 30,
                                       -----------------------------------------
                                         1999             1998            1997
                                       -------          --------         ------
Contractual and ancillary fees.......  $   8.9          $    2.2         $  0.8
Amortization of servicing rights.....     (5.6)             (1.7)          (0.5)
                                       -------          --------         ------
Net servicing income.................  $   3.3          $    0.5         $  0.3
                                       =======          ========         ======

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

         The following table summarizes changes in the allowance for credit losses for the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                     Year Ended June 30,
                                             -----------------------------------
                                                1999         1998         1997
                                             --------        ------      ------
Balance at beginning of  period..........    $    881        $  338      $  330
Acquired through acquisition.............          --           719          --
Provision for credit losses..............         928           491         106
Charge offs, net of recoveries...........      (1,107)         (667)        (98)
                                             --------        ------      ------
Balance at end of period.................    $    702        $  881      $  338
                                             ========        ======      ======

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 1999 (in thousands).



                                      Business    Home
                                      Purpose     Equity     Equipment
                                       Loans      Loans      Leases      Total
                                     -------      -----      ------     -------
Balance at beginning of  period....  $    49      $ 433      $  399     $   881
Provision for credit losses........      278        296         354         928
(Charge offs) recoveries, net......     (301)      (486)       (320)     (1,107)
                                     -------      -----      ------     -------
Balance at end of period...........  $    26      $ 243      $  433     $   702
                                     =======      =====      ======     =======

         Net charge-offs increased $0.4 million in fiscal 1999 primarily due to the growth in the total managed portfolio which increased 110.4% from $559.4 million as of June 30, 1998 to $1.2 billion as of June 30, 1999. Net charge-offs as a percentage of the total managed portfolio were 0.12% in fiscal 1999, equal to the percentage in fiscal 1998. The increase in losses recorded on our books related to loans repurchased from our securitization trusts.

         While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. Under the terms of the trust agreements, a foreclosed loan is one where we as servicer have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase must be 90 days or more delinquent and are the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off. Our ability to repurchase these loans does not disqualify us for sales accounting under SFAS No. 125 and other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the three years ended June 30, 1999, 1998 and 1997. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases occurred.

      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                                ($ in thousands)


                                                       1999-1   1998-4  1998-3   1998-1   1997-2   1997-1  1996-2   1996-1   Total
                                                       ------   ------  ------   ------   ------   ------  ------   ------   -----
Year ended June 30, 1999:
   Business loans..................................    $    --  $    --  $    -- $    23  $    --  $    51  $  --   $    --  $    74
   Home equity loans...............................         35       15      311     277      265      344     --        25    1,272
                                                       -------  -------  ------- -------  -------  -------  -----   -------  -------
     Total.........................................    $    35  $    15  $   311 $   300  $   265  $   395  $  --   $    25  $ 1,346
                                                       =======  =======  ======= =======  =======  =======  =====   =======  =======
   Number of loans repurchased.....................          1        1        2       4        4        6     --         1       19

Year ended June 30, 1998:
   Business loans..................................    $    --  $    --  $    -- $    --  $    --  $    33  $ 264   $    --  $   297
   Home equity loans...............................         --       --       --      --       --       57    144        --      201
                                                       -------  -------  ------- -------  -------  -------  -----   -------  -------
     Total.........................................    $    --  $    --  $    -- $    --  $    --  $    90  $ 408   $    --  $   498
                                                       =======  =======  ======= =======  =======  =======  =====   =======  =======
   Number of loans repurchased.....................         --       --       --      --       --        2      2        --        4

Year ended June 30, 1997:
   Business loans..................................    $    --  $    --  $    -- $    --  $    --  $    --  $  --   $    74  $    74
   Home equity loans...............................         --       --       --      --       --       --     --        94       94
                                                       -------  -------  ------- -------  -------  -------  -----   -------  -------
     Total.........................................    $    --  $    --  $    -- $    --  $    --  $    --  $  --   $   168  $   168
                                                       =======  =======  ======= =======  =======  =======  =====   =======  =======
   Number of loans repurchased.....................         --       --       --      --       --       --     --         2        2

         Employee Related Costs. Employee related costs increased $0.3 million, or 5.7% to $5.3 million for the year ended June 30, 1999 from $5.0 million for the year ended June 30, 1998. The increase was primarily the result of additions to staff in support of the increased marketing efforts, loan and lease originations and servicing activities. The number of employees at June 30, 1999, 1998 and 1997 were 894, 638 and 250, respectively. Management anticipates that these expenses will continue to increase in the future as our expansion continues and loan and lease originations continue to increase.

         Sales and Marketing Expenses. Sales and marketing expenses increased $7.7 million, or 54.2%, to $21.9 million for the year ended June 30, 1999 from $14.2 million for the year-end June 30, 1998. The increases were primarily attributable to targeted television and radio advertising related to home equity loans and advertising costs resulting from increased newspaper and direct mail advertising related to sales of subordinated debt and loan products. During fiscal 1999, targeted television advertising was intensified in Chicago, Florida and Georgia. Subject to market conditions, we plan to continue to expand our service area throughout the United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 64.7%, to $14.0 million for the year ended June 30, 1999 from $8.5 million for the year ended June 30, 1998. The increase was primarily attributable to increases in rent, telephone, office expenses, professional fees and other expenses incurred as a result of previously discussed increases in loan and lease originations and in the volume of total loans and leases managed during fiscal 1999 and the continued building of support area infrastructure to support the increases in originations and the managed portfolio.

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

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $20.8 million, or 104.5%, to $40.8 million for the year ended June 30, 1998 from $19.9 million for the year ended June 30, 1997. The increase was the result of selling $384.7 million of loans and leases through securitizations, including sales of $54.1 million of business purpose loans, $270.9 million of home equity loans and $59.7 million of equipment leases in fiscal 1998, compared to the sale of $38.1 million of business purpose loans and $76.9 million of home equity loans in fiscal 1997. There were no sales of leases through securitization during the year ended June 30, 1997.

         Interest and Fee Income. Interest and fee income increased $11.8 million, or 210.7%, to $17.4 million for the year ended June 30, 1998, from $5.6 million for the year ended June 30, 1997. The increase was primarily due to increases in the volume of loans and leases originated and held as available for sale prior to securitization and an increase in fee income as a result of an increase in premiums on whole loan sales and other fees earned in connection with loan and lease originations. The volume of whole loan sales was $51.6 million for fiscal 1998, compared to $3.8 million in fiscal 1997.

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

         Provision for Credit Losses. The provision for credit losses increased by $0.4 million to $0.5 million for the year ended June 30, 1998 from $0.1 million for the year ended June 30, 1997. The increase was primarily due to a $0.4 million increase in charge-offs on equipment leases.

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

Financial Condition

Balance Sheet Information
(in thousands, except per share data)

                                                              June 30,
                                                -------------------------------
                                                1999          1998         1997
                                                ----          ----         ----
Cash and cash equivalents.................... $22,395       $ 4,486      $ 5,014
Loan and lease receivables, net:
  Available for sale.........................  33,776        62,382       35,712
  Other......................................   6,863         4,096        1,144
Interest-only strips......................... 178,218        95,913       37,507
Receivables for sold loans and leases........  66,086         2,377          960
Servicing rights.............................  43,210        18,472        8,083
Total assets................................. 396,301       226,551      103,989

Subordinated debt............................ 211,652       112,182       56,486
Warehouse lines and other notes payable......  58,691        32,403           --
Total liabilities............................ 338,055       183,809       73,077
Total stockholders' equity...................  58,246        42,742       30,912

Book value per common share.................. $ 16.24       $ 11.55       $ 8.40


------------------------
(a)  Total liabilities to tangible equity.
(b)  Total liabilities less cash and secured borrowings to tangible equity.
(c) Interest-only strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.
(d)  Tangible equity is calculated as total stockholders' equity less goodwill.

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

         Interest-only strips increased $82.3 million, or 85.8%, to $178.2 million at June 30, 1999 from $95.9 million at June 30, 1998. During fiscal 1999, $777.6 million in loan and lease securitizations were completed resulting in the recognition of $93.2 million of interest-only strips. During fiscal 1999, $2.0 million of interest accretion and increases in the fair value of interest-only strips of $3.4 million were recorded. These increases were partially offset by cash flow of $32.9 million received during fiscal 1999 from securitization trusts. Cash receipts on interest-only strips include required purchases of overcollateralization of $21.5 million. Purchases of additional overcollateralization include $4.8 million paid to meet the initial overcollateralization requirements of securitizations closed during fiscal 1999 and $16.7 million withheld from excess cash flows by securitization trusts to fund final target overcollateralization levels. See "Securitization Accounting Considerations" for more information regarding overcollateralization requirements.

         The following table summarizes the purchases of overcollateralization by trust for the years ended June 30, 1999 and 1998. See "Securitization Accounting Considerations" for a discussion of overcollateralization requirements in thousands.

                                   1999-2   1999-1   1998-4   1998-3   1998-2    1998-1   1997-2   1997-1   1996-2   1996-1   Total
                                   ------   ------   ------   ------   ------    ------   ------   ------   ------   ------   -----
Year ended June 30, 1999:
Initial overcollateralization......$1,100   $  925   $  800   $2,000        --       --       --       --       --       --  $ 4,825
Required purchases of additional
 overcollateralization.............    --    1,724    1,852    5,076     4,307    2,267    1,456       --       --       --  $16,682
                                   ------   ------   ------  -------   -------   ------   ------   ------   ------    -----  -------
   Total...........................$1,000   $2,649   $2,652   $7,076    $4,307   $2,267   $1,456       --       --       --  $21,507
                                   ======   ======   ======   ======    ======   ======   ======   ======   ======    =====  =======
Year ended June 30, 1998:..........
Initial overcollateralization          --       --       --       --    $1,801   $1,575   $2,000       --       --       --  $ 5,376
Required purchases of additional
 overcollateralization.............    --       --       --       --         3    1,938    3,544    2,972    1,334      170  $ 9.961
                                   ------   ------   ------  -------   -------   ------   ------   ------   ------    -----  -------
   Total...........................    --       --       --       --    $1,804   $3,513   $5,544   $2,972   $1,334    $ 170  $15,337
                                   ======   ======   ======   ======    ======   ======   ======   ======   ======    =====  =======

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

         Total liabilities increased $154.3 million, or 83.9%, to $338.1 million at June 30, 1999 from $183.8 million at June 30, 1998 due primarily to increases in subordinated debt and notes payable. The increase in subordinated debt and notes payable of $125.7 million, or 87.0%, was primarily attributable to $101.2 million of net sales of subordinated debt securities. Subordinated debt in the amount of $211.7 million was outstanding at June 30, 1999. Additional borrowings of $51.5 million, net of repayments, were obtained under warehouse and line of credit facilities to fund lending and leasing activities. See "Liquidity and Capital Resources" for further detail.

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

         Loans and leases available for sale increased $26.7 million, or 74.7%, to $62.4 million at June 30, 1998, from $35.7 million at June 30, 1997. The increase was the result of increases in originations, net of sales, of $44.2 million during year ended June 30, 1998 as compared to $19.7 million for the year ended June 30, 1997. Interest-only strips increased $58.4 million, or 155.7%, to $95.9 million at June 30, 1998, from $37.5 million at June 30, 1997 and servicing rights increased $10.4 million, or 128.5%, to $18.5 million at June 30, 1998 from $8.1 million at June 30, 1997, both due to loan and lease securitizations during fiscal 1998. Other assets increased $17.1 million, or 150.0%, to $28.5 million at June 30, 1998 from $11.4 million at June 30, 1997 due to the recognition of $16.2 million of goodwill, net of amortization, resulting from the acquisition of New Jersey Mortgage.

         Total liabilities increased $110.7 million, or 151.4%, to $183.8 million at June 30, 1998 from $73.1 million at June 30, 1997 due primarily to increases in subordinated debt and warehouse lines and other notes payable. The increase in subordinated debt of $55.7 million, or

98.6%, was attributable to net sales of subordinated debt securities. Subordinated debt in the amount of $112.2 million was outstanding at June 30, 1998. Additional borrowings of $32.4 million, net of repayments, were obtained under warehouse and lines of credit and other notes payable to fund lending and leasing activities. See "Liquidity and Capital Resources" for further detail.

         Accounts payable and accrued expenses increased $9.5 million, or 155.7%, to $15.6 million at June 30, 1998 from $6.1 million at June 30, 1997 due to growth in lending and leasing activities resulting in larger accruals for interest expense and other operating expenses. Deferred income taxes increased $6.3 million, or 137.0%, to $10.9 million at June 30, 1998 from $4.6 million at June 30, 1997 due to timing differences in recognition of income from securitizations.

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, REO and loss experience for the loan and lease portfolio serviced (dollars in thousands):

----------------------------------------------------------------------------------------------------------
                                                                        June 30,
                                            --------------------------------------------------------------
                                                   1999                   1998                 1997
                                            -------------------   -------------------  -------------------
           Delinquency by Type                Amount        %       Amount        %      Amount        %
------------------------------------------  ---------     -----   ---------     -----  --------      -----
Business Purpose Loans
Total managed portfolio...................  $  148,932            $ 101,250            $ 68,979
                                            ==========            =========            ========
Period of delinquency
    31-60 days............................  $    1,506    1.01%   $   1,236     1.22%  $  1,879      2.72%
    61-90 days............................         475     .32          928      .92        462       .67
    Over 90 days..........................       8,612    5.78        3,562     3.52        718      1.04
                                            ----------    ----    ---------     ----   --------      ----
    Total delinquencies...................  $   10,593    7.11%   $   5,726     5.66%  $  3,059      4.43%
                                            ==========    ====    =========     ====   ========      ====
REO.......................................  $    2,881            $     611            $    605
                                            ==========            =========            ========
Home Equity Loans
Total managed portfolio...................  $  858,806            $ 349,685            $ 98,211
                                            ==========            =========            ========
Period of delinquency
    31-60 days............................  $    4,836     .56%   $   3,726     1.08%  $    262       .27%
    61-90 days............................       4,149     .48        1,022      .30        341       .35
    Over 90 days..........................      15,346    1.79        3,541     1.02        115       .12
                                            ----------    ----    ---------     ----   --------      ----
    Total delinquencies...................  $   24,331    2.83%   $   8,289     2.40%  $    718       .73%
                                            ==========    ====    =========     ====   ========      ====
REO.......................................  $    7,067            $     311            $      -
                                            ==========            =========            ========
Equipment Leases
Total managed portfolio...................  $  169,180            $ 108,463            $  9,461
                                            ==========            =========            ========
Period of delinquency
    31-60 days............................  $      389     .23%   $   1,000      .92%  $     29       .31%
    61-90 days............................         425     .25          320      .30          -         -
    Over 90 days..........................       1,826    1.08        1,478     1.36          4       .04
                                            ----------    ----    ---------     ----   --------      ----
    Total delinquencies...................  $    2,640    1.56%   $   2,798     2.58%  $     33       .35%
                                            ==========    ====    =========     ====   ========      ====


                 Combined
----------------------------------------------------------------------------------------------------------
Total managed portfolio...................  $1,176,918            $ 559,398            $176,651
                                            ==========            =========            ========
Period of delinquency
    31-60 days............................  $    6,731     .57%   $   5,962     1.07%  $  2,170      1.23%
    61-90 days............................       5,049     .43        2,270      .41        803       .45
    Over 90 days..........................      25,784    2.19        8,581     1.53        837       .47
                                            ----------    ----    ---------     ----   --------      ----
    Total delinquencies...................  $   37,564    3.19%   $  16,813     3.01%  $  3,810      2.15%
                                            ==========    ====    =========     ====   ========      ====
REO.......................................  $    9,948            $     922            $    605
                                            ==========            =========            ========
Losses experienced during the period(a)(b)  $    1,137     .12%   $     667      .12%  $     98       .07%
                                            ==========    ====    =========     ====   ========      ====

-----------------------
(a)   Percentage based on average total managed portfolio.
(b) Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $1.1 million for the year ended June 30, 1999. Losses absorbed by loan securitization trusts were $30,000 for the year ended June 30, 1999. All losses recorded in the years ended June 30, 1998 and 1997 related to loans owned by us including loans repurchased from securitization trusts.

Delinquent Loans and Leases

         Total delinquencies (loans and leases with payments past due more than 30 days) in the total managed portfolio were $37.6 million at June 30, 1999 as compared to $16.8 million and $3.8 million, respectively, at June 30, 1998 and 1997. Total delinquent loans and leases as a percentage of the total portfolio serviced (the "delinquency rate") was 3.19% at June 30, 1999 as compared to 3.01% and 2.15%, respectively, at June 30, 1998 and 1997. Increases in the delinquency rates were attributable to the maturation of the total managed portfolio, meaning a greater percentage of loans are accumulating in the over 90 day category until the foreclosure process is completed which could take many months. The total managed portfolio was $1,176.9 million at June 30, 1999, compared to $559.4 million and $176.7 million, respectively, at June 30, 1998 and 1997. Delinquent loans and leases in the available for sale portfolio were $1.8 million at June 30, 1999.

Real Estate Owned

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

Loss Experience

         The following table summarizes net charge off experience by loan type for the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                June 30,
                              ---------------------------------------------
                                 1999             1998            1997
                              ------------     ------------    ------------
Business purpose loans........  $  301            $ 138            $34
Home equity loans.............     486                -              -
Equipment Leases..............     320              529             64
                                ------            -----           ----
Total.........................  $1,107            $ 667            $98
                                ======            =====           ====

Interest Rate Risk Management

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in U.S. Treasury yields, LIBOR yields and the spread between the effective rate of interest received on loans and leases available for sale or securitized (generally fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through rate to investors for interests issued in connection with securitizations. Also, a substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and leases. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive assets (primarily loans and leases available for sale, interest-only strips, servicing rights and subordinated debt).

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

                                                    Amount Maturing in Years Ending June 30,
                       ----------------------------------------------------------------------------------------------------
                                                                                        There-                     Fair
                         2000        2001         2002         2003         2004        after         Total        Value
                         ----        ----         ----         ----         ----        -----         -----        -----
Rate Sensitive
Assets:
Loans and leases
   available for
   sale (a)           $  32,512   $      14   $       16   $       18   $       20    $   1,196    $   33,776   $   35,152
Interest-only strips     29,611      38,091       37,921       34,987       27,900      106,082       274,592      178,217
Servicing rights         15,208      11,829        8,968        6,771        5,101       13,777        61,654       43,210
Investments held to
   maturity                 126         128          133          143          145          763         1,438          911

Rate Sensitive
Liabilities:
Fixed interest rate
   borrowings           119,683      34,923       25,055        9,049       12,315       13,148       214,173      214,745
Average interest rate      8.71%       9.46%       10.22%       10.56%       10.64%       11.36%         9.36%
Variable interest
   rate borrowings    $  56,170   $       -   $        -   $        -   $        -    $       -    $   56,170   $   56,170
Average interest rate      6.45%                                                                         6.45%

(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than three months prior to securitization.

         Loans and Leases Available for Sale. Gain on sale of loans and leases may be unfavorably impacted to the extent fixed-rate mortgage loans or leases in the available for sale portfolio are held prior to securitization. A significant variable affecting the gain on sale of loans and leases in a securitization is the spread between the average coupon rate on fixed rate loans and leases, and the weighted average pass-through rate to investors for interests issued in connection with the securitization. Although the average loan and lease coupon rate is fixed at the time the loan or lease is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior the sale of the loans. Therefore, if market rates required by investors increase prior to securitization of the loans the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated, which could have a material adverse effect on our results of operations and financial condition. We estimate that each 0.1% reduction in the spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.25%

         Hedging strategies may be utilized in an attempt to mitigate the effect of changes in interest rates between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans or loan commitments to be included in the next subsequent securitization. The mortgage loans and loan commitments consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a benchmark rate based on U.S. Treasury securities with a three-year maturity. We hedge potential rate changes in this security with futures contracts on a similar underlying security. This provides strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The gain or loss derived from these hedging transactions is deferred, reported in other assets or other liabilities and recognized as an adjustment to the gains on sale of loans when the loans are securitized. Cash flow related to hedging activities is reported as it occurs. Gains or losses on terminated contracts are recognized in the period the termination occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the contract would be recognized as an adjustment to income in the period incurred.

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

         Interest-Only Strips and Servicing Rights - A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At June 30, 1999, $84.4 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 8.6% of total debt issued by mortgage loan securitization trusts. In accordance with generally accepted accounting principles, the changes in fair value were recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. It is estimated that a 1.0% increase in one-month LIBOR would decrease the fair value of interest-only strips by approximately $2.4 million.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluations of our interest-only strips and servicing rights are periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. It is estimated that a 100 basis point increase in prepayment rates (for example, from 24% to 25% on home equity loans and from 10% to 11% on business loans) would decrease the fair value of interest-only strips by approximately $4.3 million and the fair value of servicing assets by approximately $1.0 million. See "Securitization Accounting Considerations" for further information regarding these assumptions.

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

         Cash flow from operations and the issuance of subordinated debt fund our remaining cash requirements discussed above. We rely significantly on our ability to issue subordinated debt to meet these requirements since our cash flow from operations is not sufficient to meet these requirements. Our cash requirements include the obligation to repay maturing subordinated debt. In the process of growing our businesses over the last three years, we have issued subordinated debt to partially fund that growth and to partially fund maturities of subordinated debt. We expect that our historical levels of negative cash flow from operations will decline in the future and then become positive as the rate of increase in our operating cash expenditures begins to level, then decline due to an expected decrease in the rate of growth in loan production and as we realize efficiencies in the infrastructure and loan production channels we have been building and as the cash flows from our interest-only strips increase. The cash balances that we have built over the last 12 months are sufficient to cover approximately 19.0% of the $118.1 million of subordinated debt maturities due within one year. Cash balances have increased from $4.5 million at June 30, 1998 to $22.4 million at June 30, 1999.

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

         A significant portion of loan originations are non-conforming mortgages to subprime borrowers. Some participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization interest-only strips due to the effects of increased credit losses, the effects of increased delinquencies and increased prepayment rates, resulting in some competitors exiting the business or recording valuation allowances or write downs for these conditions in fiscal 1999. As a result, some participants experienced restricted access to capital required to fund loan originations, and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans. Factors that have minimized the effect of adverse market conditions on ABFS include our ability to originate loans through established retail channels, focus on credit underwriting, assessment of prepayment fees on loans, diversification of lending in the home equity, business loan and equipment lease markets and the ability to raise capital through sales of subordinated debt securities pursuant to a registered public offering. Subject to economic, market and interest rate conditions, we intend to continue to implement additional securitizations of our loan and lease portfolios. Any delay or impairment in our ability to securitize loans and leases, as a result of market conditions or otherwise, could adversely affect the results of operations.

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

         To a limited extent, we intend to continue to augment the interest and fee income earned on loan and lease portfolios by selling loans and leases in whole loan sales to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         At June 30, 1999, a total of $211.7 million of subordinated debt was outstanding, and credit facilities totaling $432.2 million were available, of which $61.9 million was drawn upon.

         Subordinated Debt Securities. During fiscal 1999, we sold $101.3 million in principal amount of subordinated debt securities, net of redemptions, with maturities ranging between one day and ten years. As of June 30, 1999, approximately $211.7 million of subordinated debt was outstanding. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 20, 1998, we registered $250.0 million of subordinated debt of which $122.0 million was available for issuance at June 30, 1999. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities. We intend to meet our obligation to repay such debt as it matures with income from operations, including securitization or sale of loans or leases, working capital and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and leases prior to securitization. All of our on balance sheet facilities are senior in right of payment to the subordinated debt. The warehouse revolving lines of credit are secured by loan and lease receivables. The other credit facilities are secured with interest-only strips or other assets. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At June 30, 1999, we were in compliance with the terms of all loan covenants.

                                                                                   Amount          Amount
                                                                  Amount        Utilized-on    Utilized-off
                                                                 Committed      Balance Sheet  Balance Sheet
                                                               -------------   -------------   -------------
                                                                               (in thousands)
Revolving credit facilities:
Warehouse revolving line of credit, expiring August 2000....   $     150,000   $         102   $          --
Warehouse revolving line of credit, expiring October 2000...         150,000          42,627              --
Warehouse revolving line of credit, expiring September 2000.          20,000           3,764              --
                                                               -------------   -------------   -------------
Total warehouse facilities..................................         320,000          46,493              --
Revolving line of credit, expiring December 2000............           5,000           5,000              --
Repurchase agreement........................................           4,677           4,677              --
                                                               -------------   -------------   -------------
Total revolving credit facilities...........................         329,677          56,170              --
Other credit facilities and notes payable:
Commercial paper conduit for lease production, expires
  October 1999..............................................         100,000              --           3,193
Other debt..................................................           2,521           2,521              --
                                                               -------------   -------------   -------------
Total credit facilities.....................................   $     432,198   $      58,691   $       3,193
                                                               =============   =============   =============

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

         We, along with certain of our subsidiaries, obtained a $150.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A. expiring October 1, 2000. Under this warehouse facility, advances may be obtained, subject to certain conditions, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. Obligations under the facility are collateralized by certain pledged loans and other collateral related thereto. The facility also requires the obligation to meet certain financial ratios and contains restrictive covenants, including covenants limiting loans to and transaction with affiliates, the issuance of additional debt, and the types of investments that can be purchased. At June 30, 1999, $42.6 million of this facility was drawn upon.

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

         The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. The facility permits us to sell leases in a two-step transfer that qualifies for sale accounting under SFAS No.
125. First, we sell the leases to a special purpose entity which has been established for the limited purpose of buying and reselling the leases. Next, the special purpose entity sells the leases to a qualified special purpose entity (the "facility") for cash. The facility is sponsored by a major financial institution which has the option to re-securitize the leases, ordinarily using longer-term certificates. Should a longer term securitization not occur, the leases would remain in the commercial paper conduit until their contractual termination. We have no obligation to repurchase the leases and neither the facility nor the sponsor has a right to require such repurchase. Under this arrangement the leases have been isolated from the Company; the transfer of these leases to the conduit facility is treated as a sale for financial reporting purposes.

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

         While we fully expect that the precautions being taken will prepare us for entering Year 2000, there is always the potential for risk. Our failure or any of our material suppliers' failure to bring their systems into Year 2000 compliance on a timely basis may have a material adverse effect on our operations.

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

Financial Statements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management."

Item 8.
                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                      [82]

Consolidated Balance Sheets                                             [83]

Consolidated Statements of Income                                       [84]

Consolidated Statements of Stockholders' Equity                         [85]

Consolidated Statements of Cash Flow                                    [86]

Notes to Consolidated Financial Statements                              [89]

                      AMERICAN BUSINESS FINANCIAL SERVICES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Audited Annual Financial Information:
  Report of Independent Certified Public Accountants ......................F-2
  Consolidated Balance Sheets as of June 30, 1999 and 1998.................F-3
  Consolidated Statements of Income for the years ended
        June 30, 1999, 1998 and 1997.......................................F-4
  Consolidated Statements of Stockholders' Equity for the years ended
        June 30, 1999, 1998 and 1997.......................................F-5
  Consolidated Statements of Cash Flow for the years ended
        June 30, 1999, 1998 and 1997.......................................F-6
  Notes to Consolidated Financial Statements...............................F-9

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

In January 1999, the Company adopted Financial Accounting Standards Board Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This change is discussed in Note 1 of the Notes to the Consolidated Financial Statements.


/s/ BDO Seidman LLP
Philadelphia, Pennsylvania
September 9, 1999

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================


June 30,                                                                            1999                    1998
--------------------------------------------------------------------------------------------------------------------
                                                                                  (dollar amounts in thousands)
Assets
Cash and cash equivalents                                                      $   22,395              $    4,486
Loan and lease receivables, net
     Available for sale                                                            33,776                  62,382
     Other                                                                          6,863                   4,096
Interest-only strips                                                              178,218                  95,913
Receivable for sold loans and leases                                               66,086                   2,377
Prepaid expenses                                                                    1,671                   2,572
Property and equipment, net                                                        10,671                   7,785
Servicing rights                                                                   43,210                  18,472
Other assets                                                                       33,411                  28,468
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                   $  396,301              $  226,551
====================================================================================================================

Liabilities and Stockholders' Equity
Liabilities
     Subordinated debt                                                         $  211,652              $  112,182
     Warehouse lines and other notes payable                                       58,691                  32,403
     Accounts payable and accrued expenses                                         26,826                  15,563
     Deferred income taxes                                                         16,604                  10,864
     Other liabilities                                                             24,282                  12,797
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 338,055                 183,809
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, par value $.001 authorized, 1,000,000 shares
         Issued and outstanding, none                                                  --                      --
     Common stock, par value $.001 authorized, 9,000,000 shares
         Issue:   3,703,514 shares in 1999 (including treasury
                  shares of  116,550 in 1999), and 3,699,576 shares in                  3                       3
                  1998
     Additional paid-in capital                                                    23,339                  23,256
     Accumulated other comprehensive income                                         3,354                      --
     Retained earnings                                                             33,596                  20,083
     Treasury stock, 116,550 shares                                                (1,446)                     --
--------------------------------------------------------------------------------------------------------------------

                                                                                   58,846                  43,342
     Note receivable                                                                 (600)                   (600)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                         58,246                  42,742
--------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $  396,301              $  226,551
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                               Consolidated Statements of Income
================================================================================


Year ended June 30,                                                   1999               1998                1997
--------------------------------------------------------------------------------------------------------------------
                                                                (dollar amounts in thousands, except per share data)
Revenues
     Gain on sale of loans and leases                            $  64,490          $  40,778           $  19,942
     Interest and fees                                              16,553             17,386               5,584
     Interest accretion on interest - only strips                    2,021                538                 101
     Servicing income                                                3,321                476                 283
     Other income                                                       39                157                  52
--------------------------------------------------------------------------------------------------------------------

Total revenues                                                      86,424             59,335              25,962
--------------------------------------------------------------------------------------------------------------------

Expenses
     Interest                                                       22,427             13,190               5,175
     Provision for credit losses                                       928                491                 106
     Employee related costs                                          5,318              5,030               1,618
     Sales and marketing                                            21,859             14,237               6,964
     General and administrative                                     14,041              8,497               3,097
--------------------------------------------------------------------------------------------------------------------

Total expenses                                                      64,573             41,445              16,960
--------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                            21,851             17,890               9,002

Provision for income taxes                                           7,763              6,435               3,062
--------------------------------------------------------------------------------------------------------------------

Net income                                                       $  14,088          $  11,455           $   5,940
====================================================================================================================

Earnings per common share
     Basic                                                       $    3.83          $    3.10           $    2.03
     Diluted                                                     $    3.72          $    2.98           $    1.95
====================================================================================================================

Average common shares (in thousands)
     Basic                                                           3,682              3,692               2,921
     Diluted                                                         3,791              3,847               3,049
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
================================================================================


Year ended June 30, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------------

                                                       Common Stock
                                                 -----------------------                       Accumulated
                                                   Number                     Additional          Other
                                                  Of Shares                    Paid-In        Comprehensive       Retained
                                                 Outstanding      Amount       Capital            Income          Earnings
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (amounts in thousands)

Balance, June 30, 1996                              2,471         $    2      $    1,932      $          --       $  3,057
Sale of common stock,                                                                                    --
     net of offering expenses of $2,261             1,208              1          20,737                                --
Cash dividends ($.06 per share)                        --             --              --                 --           (158)
Net income                                             --             --              --                 --          5,940
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                              3,679              3          22,669                 --          8,839
Common stock issued for acquisition                    21             --             500                 --             --
Issuance of non-employee stock options                 --             --              87                 --             --
Cash dividends ($.06 per share)                        --             --              --                 --           (211)
Net income                                             --             --              --                 --         11,455
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                              3,700              3          23,256                 --         20,083
Comprehensive income:
     Net income                                        --             --              --                 --         14,088
     Unrealized gains on investment securities         --             --              --              3,354             --
-----------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                             --             --              --              3,354         14,088

Issuance of non-employee stock options                 --             --              73                 --             --
Exercise of stock options                               4             --              10                 --             --
Cash dividends ($0.165 per share)                      --             --              --                 --           (575)
Repurchase of treasury shares                        (117)            --              --                 --             --
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                              3,587         $    3      $   23,339      $       3,354       $ 33,596
=============================================================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
                                                                     (Continued)
================================================================================


Year ended June 30, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------

                                                                                Total
                                                 Treasury        Note       Stockholders'
                                                  Stock       Receivable        Equity
-------------------------------------------------------------------------------------------


Balance, June 30, 1996                           $     --     $     (600)   $       4,391
Sale of common stock,
     net of offering expenses of $2,261                --             --           20,738
Cash dividends ($.06 per share)                        --             --             (158)
Net income                                             --             --            5,940
-------------------------------------------------------------------------------------------

Balance, June 30, 1997                                 --           (600)          30,911
Common stock issued for acquisition                    --             --              500
Issuance of non-employee stock options                 --             --               87
Cash dividends ($.06 per share)                        --             --             (211)
Net income                                             --             --           11,455
-------------------------------------------------------------------------------------------

Balance, June 30, 1998                                 --           (600)          42,742
Comprehensive income:
     Net income                                        --             --           14,088
     Unrealized gains on investment securities         --             --            3,354
-------------------------------------------------------------------------------------------

Total comprehensive income                             --             --           17,442

Issuance of non-employee stock options                 --             --               73
Exercise of stock options                              --             --               10
Cash dividends ($0.165 per share)                      --             --             (575)
Repurchase of treasury shares                      (1,446)            --           (1,446)
-------------------------------------------------------------------------------------------

Balance, June 30, 1999                           $ (1,446)    $     (600)   $      58,246
===========================================================================================

                     See accompanying notes to consolidated financial statements

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                            Consolidated Statements of Cash Flow
================================================================================


Year ended June 30,                                                  1999                1998              1997
-------------------------------------------------------------------------------------------------------------------
                                                                            (dollar amounts in thousands)
Cash flows from operating activities
   Net income                                                     $  14,088           $  11,455        $    5,940
   Adjustments to reconcile net income to
       net cash used in operating activities
            Gain on sales of loans and leases                       (64,490)            (40,778)          (19,942)
            Depreciation and amortization                            10,826               5,340             1,992
            Interest accretion on interest-only strips               (2,021)               (538)             (101)
            Provision for credit losses                                 928                 491               106
            Accounts written off, net                                (1,107)               (667)              (98)
       Loans and leases originated for sale                        (918,477)           (510,783)         (147,521)
       Principal payments on loans and leases                         9,200              19,003             4,555
       Proceeds from sale of loans and leases                       883,349             436,294           118,817
       (Increase) decrease in accrued interest
            and fees on loan and lease receivables                   (2,767)              6,164            (1,288)
       Purchase of initial overcollateralization on
            securitized loans and leases                             (4,825)             (5,376)           (3,453)
       Required purchases of additional
            overcollateralization on securitized
            loans and leases                                        (16,682)             (9,961)           (4,655)
       Cash flow from interest-only strips                           32,927              13,382             4,643
       (Increase) decrease in receivable for loans
            and leases sold                                         (70,895)             (2,687)              204
       Decrease (increase) in prepaid expenses                          901              (1,391)           (1,266)
       Increase in accounts payable and
            accrued expenses                                         11,465               9,199             2,949
       Increase in deferred income taxes                              5,539               5,333             3,125
       Increase in loans in process                                  11,484               6,455             4,001
       Other, net                                                      (976)              3,393            (1,709)
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                              (101,533)            (55,672)          (33,701)
-------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated financial statements

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                            Consolidated Statements of Cash Flow
                                                                     (Continued)
================================================================================


Year ended June 30,                                                       1999             1998                1997
----------------------------------------------------------------------------------------------------------------------
                                                                                        (dollar amounts in thousands)
Cash flows from investing activities
     Purchase of property and equipment                              $  (5,819)         $ (4,085)           $  (1,738)
     Proceeds from sale of property and equipment                          684                --                   --
     Purchase of investments                                                --            (2,986)              (5,000)
     Principal receipts and maturity of investments                      3,428             5,101                   81
     Purchase of subsidiary, net                                            --            (8,866)                  --
------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                   (1,707)          (10,836)              (6,657)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from issuance of subordinated
         debentures                                                  $ 168,357          $ 73,884            $  33,991
     Principal payments on subordinated debentures                     (70,636)          (25,044)             (11,125)
     Net borrowings on revolving lines of credit                        25,241            19,750               (2,348)
     Proceeds from repurchase agreement                                  4,677                --                   --
     Principal payments on debt, other                                  (1,566)             (445)                 (18)
     Financing costs incurred                                           (2,986)           (2,041)              (1,053)
     Dividends paid                                                       (575)             (211)                (158)
     Issuance of non-employee stock options                                 73                87                   --
     Exercise of employee stock options                                     10                --                   --
     Repurchase of treasury stock                                       (1,446)               --                   --
         Proceeds from public offering, net of related
         costs                                                              --                --               20,738
------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                              121,149            65,980               40,027
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in
         cash and cash equivalents                                   $  17,909          $   (528)           $    (331)

Cash and cash equivalents at beginning of year                           4,486             5,014                5,345
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                             $  22,395          $  4,486            $   5,014
========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                            Consolidated Statements of Cash Flow
                                                                     (Continued)
================================================================================

Year ended June 30,                                                       1999             1998                1997
----------------------------------------------------------------------------------------------------------------------
                                                                                        (dollar amounts in thousands)
Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest                                                    $  18,900          $ 10,647            $   2,877
=======================================================================================================================

         Income taxes                                                $   3,750          $     50            $      --
=======================================================================================================================

                              Supplemental disclosure of noncash financing activity

     Noncash transaction recorded in connection with acquisition of subsidiary
         Decrease in acquisition debt                                $  (1,001)         $ (3,418)           $      --
         Decrease in loan and lease receivables                          1,001             3,418                   --
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


1.  Summary of      Business
    Significant
    Accounting      American Business Financial Services, Inc. ("ABFS"),
    Policies        together with its subsidiaries (the "Company"), is a
                    diversified retail financial service organization operating throughout the United States. The Company originates, sells and services loans to businesses secured by real estate and other business assets, mortgage and home equity loans, typically to credit impaired borrowers secured by first and second mortgages and business equipment leases. In addition the Company sells subordinated debt securities to the public, the proceeds of which are used to fund loan and lease originations and the Company's operations.

                    Basis of Financial Statement Presentation

                    The consolidated financial statements include the accounts of ABFS and its subsidiaries (all of which are wholly owned). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, among other things, estimated prepayment, credit loss and discount rates on loans and leases sold with servicing retained, estimated servicing revenues and costs, valuation of collateral owned and determination of the allowance for credit losses.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Summary of      Cash and Cash Equivalents
    Significant
    Accounting      Cash equivalents consist of short-term investments with an
    Policies -      initial maturity of three months or less.
    (Continued)
                    Loan and Lease Receivables

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

                    Loan and lease receivables -other is comprised mainly of accrued interest and fees on loans and leases and lease equipment residuals receivable from a third party. These amounts are carried at their estimated net recoverable value.

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

                    Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan and lease charge offs reduce the allowance.


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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Summary of      Interest-only Strips
    Significant
    Accounting      The Company sells a majority of its originated loans and
    Policies -      leases through securitizations. In connection with these
    (Continued)     securitizations, the Company receives cash and an
                    interest-only strip which represents our retained interest in the securitized loans and leases. As a holder of the interest-only strips, the Company is entitled to receive certain excess (or residual) cash flows which are derived from payments made to the trust from the securitized loans and leases after deducting payments to investors in the securitization trust and other miscellaneous fees. These cash flows are projected over the life of the loans and leases using certain prepayment and default assumptions.
                    Excess cash flows are retained by the trust until certain overcollateralization levels are established. The overcollateralization causes the aggregate principal amount of the related securitization pool to exceed the aggregate balance of the investor notes. The overcollateralization serves as credit enhancement for the investors. The securitization trusts and its investors have no recourse to other assets of the Company for failure of the securitized loans and leases to pay when due.

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

                    Interest-only strips are periodically revalued by the Company based on a discounted cash flow analysis of loans and leases remaining in the trusts. The assumptions for prepayment and default rates are monitored against actual experience and adjusted if warranted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitization Accounting Considerations" for more information regarding these assumptions and actual experience.

                    In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. SFAS No. 134 became effective for fiscal quarters beginning after December 15, 1998. In accordance with the provisions of SFAS No. 134, the Company has reclassified its retained interests from trading securities to available for sale securities. As available for sale securities, subsequent adjustments to the fair value of retained interests are recorded in stockholders' equity and reported as a component of comprehensive income.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Summary of      Servicing Rights
    Significant
    Accounting      Upon the securitization of loans and leases, the Company
    Policies -      retains servicing rights. Because the benefits of servicing
    (Continued)     are expected to be more than adequate compensation to the
                    Company for performing the servicing, the Company capitalizes the benefits associated with the rights to service securitized loans and leases based on the servicing rights' relative fair value to other consideration received in a securitization. The fair value of servicing rights is estimated based on a discounted cash flow analysis which considers contractual fees for servicing (generally 0.5% of outstanding loans and leases serviced) and the rights to collect ancillary servicing related fees, which include prepayment fees, late charges, nonsufficient fund fees and other miscellaneous fees, from the loans and leases, net of costs to service the loans and leases. Assumptions for prepayments and credit losses used to value servicing rights are consistent with assumptions used to value interest-only strips in securitizations. Servicing rights are amortized based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization.
                    Capitalized servicing rights are evaluated for impairment.
                    The servicing rights are stratified by loan type (business or home equity loan) which is the predominant risk characteristic of the underlying financial asset.
                    Impairment, if any, is measured (by strata) as the excess of unamortized cost over fair value as measured by discounted cash flows. See "Management's Discussion and Analysis -
                    Securitization Accounting Considerations" for more information regarding these assumptions and actual experience.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Summary of      Real Estate Owned
    Significant
    Accounting      Property acquired by foreclosure or in settlement of loan
    Policies -      and lease receivables is recorded in other assets, and is
    (Continued)     carried at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

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

                    Interest and fee income consists of interest earned on available for sale loans and leases, premiums earned on loans sold with servicing released and other ancillary fees collected in connection with loan and lease origination. Interest income is recognized based on the interest method. Accrual of interest income is suspended when the receivable is contractually delinquent for 90 days or more. The accrual is resumed when the receivable becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review will cause earlier suspension if collection is doubtful. Premiums earned on loans sold with servicing released, referred to as whole loan sales, are the difference between the net proceeds from the sale and the loans net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees.

                    Interest accretion on interest-only strips represents the yield component of cash flows received on interest-only strips. The basis for recognizing interest accretion on interest-only strips is the prospective approach. Periodically, the Company updates estimates of residual cash flow from its securitizations. When it is probable that there is a favorable change in estimated residual cash flow from the cash flow previously projected, the Company recognizes a greater percentage of interest accretion earned by the securitization. Any probable unfavorable change in estimated residual cash flow would likewise decrease the percentage of estimated interest accretion earned by the securitization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year ended June 30, 1999 Compared to Year Ended June 30, 1998" for additional discussion of interest accretion.

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

1.  Summary of      Derivative Financial Instruments
    Significant
    Accounting      The primary market risk exposure that the Company faces is
    Policies -      interest rate risk. Interest rate risk occurs due to
    (Continued)     potential changes in interest rates between the date fixed rate loans and leases are originated and the date of securitization. The Company utilizes hedging strategies to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days.

                    These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans or loan commitments. The mortgage loans and loan commitments consist of essentially similar pools or fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a benchmark rate based on U.S. Treasury securities with a three-year maturity. The Company hedges potential rate changes in these securities with futures contracts on a similar underlying security. This has provided strong correlation between our hedge contracts and the ultimate pricing we have received on the subsequent securitizations. The gain or loss derived from these hedging transactions is deferred, reported in other assets or other liabilities and recognized as an adjustment to the gains on sale of loans when the loans are securitized. The cash flow related to hedging activities is reported as it occurs. Gains and losses on terminated contracts are recognized when the termination occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the contract would be recognized as an adjustment to income in the period incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Management" for further discussion of the Company's use of derivative financial instruments.

                    During fiscal 1999, net losses of approximately $2.0 million were incurred on hedging transactions (futures contracts), which were recognized as reductions to the gains on sale for the securitizations they were designated as hedges against. The Company had no hedge contracts in fiscal 1998.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Summary of      Income Taxes
    Significant
    Accounting      The Company and its subsidiaries file a consolidated federal
    Policies -      income tax return.
    (Continued)
                    Under the asset and liability method used by the Company to provide for income taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities.

                    Acquisition

                    Effective October 1, 1997, the Company acquired all of the issued and outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The purchase price for the stock consisted of $11.0 million in cash, a note payable of $5.0 million and the issuance of 20,240 shares of the Company's common stock. The purchase agreement included a provision for a series of contingent payments to the former stockholders of NJMIC totaling $4.0 million based on NJMIC's attainment of certain performance targets over a three year period. To date the Company has paid $1.3 million of the total amount of potential contingent payments. Pursuant to the terms of the acquisition agreement, the Company is permitted to reduce the amount payable to the former owners of NJMIC under the $5.0 million note payable described above, in an amount equal to the losses sustained from October 1997 to October 2000 on any loans or leases acquired in the NJMIC acquisition.

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

                    Recent Accounting Pronouncements

                    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Summary of      currency exposure of a net investment in a foreign
    Significant operation, an unrecognized firm commitment, an available for Accounting sale security, or a foreign- currency-denominated forecasted Policies - transaction. At the time of issuance, SFAS No. 133 was to be
    (Continued)     effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently the effective date of the standard was delayed until years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

2.  Loan and Lease  June 30,                                1999           1998
    Receivables     ------------------------------------------------------------
                                                             (in thousands)
                    Real estate secured loans           $  21,027      $  51,196
                    Leases (net of unearned income
                      of $1,543 and $1,845)                13,451         12,067
                    ------------------------------------------------------------
                                                           34,478         63,263
                    Less allowance for credit
                      losses on loan and
                      lease receivables available for
                      sale                                    702            881
                    ------------------------------------------------------------

                                                        $  33,776      $  62,382
                    ============================================================

                    Real estate secured loans have contractual maturities of up to 30 years.

                    At June 30, 1999 and 1998, the accrual of interest income was suspended on real estate secured loans of $85 thousand and $718 thousand, respectively. Based on its evaluation of the collateral related to these loans, the Company expects to collect all contractual interest and principal.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

3.  Allowance for
    Credit Losses

                    Year ended June 30                         1999          1998         1997
                    --------------------------------------------------------------------------------
                                                                         (in thousands)
                    Balance at beginning of year            $    881       $  338       $   330
                    Provision for credit losses:
                        Home equity loans                        296            -             -
                        Business purpose loans                   278          128            91
                        Equipment leases                         354          363            15

                    --------------------------------------------------------------------------------

                        Total provision                          928          491           106
                    --------------------------------------------------------------------------------

                    Acquired through acquisition                   -          719             -
                    --------------------------------------------------------------------------------

                    Charge-offs, net of recoveries:
                        Home equity loans                       (486)           -             -
                        Business purpose loans                  (301)        (138)          (34)
                        Equipment leases                        (320)        (529)          (64)
                    --------------------------------------------------------------------------------

                        Total charge-offs                     (1,107)        (667)          (98)
                    --------------------------------------------------------------------------------

                    Balance at end of year                  $    702       $  881       $   338
                    ================================================================================
                    Ratio of net charge-offs during
                         the period to average
                         total managed portfolio               0.12%        0.12%         0.07%
                    Ratio of allowance to
                         gross receivables                     2.04%        1.39%         0.94%

                    Recoveries of loans previously charged off were $3 thousand during fiscal 1999. No recoveries were recorded in fiscal 1998 and 1997.

                    While we are under no obligations to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans. The purchase prices are at the loans' outstanding contractual balance. We elect to repurchase loans requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flows from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

3.  Allowance for   The following table summarizes the principal balances of
    Credit Losses   loans repurchased from securitization trusts (in thousands):
    (continued)

                    Year ended June 30,                 1999      1998     1997
                    ------------------------------------------------------------
                    Business loans                   $    74     $ 297    $  74
                    Home equity loans                  1,272       201       94
                    ------------------------------------------------------------
                    Total                            $ 1,346     $ 498    $ 168
                    ------------------------------------------------------------
                    Number of loans repurchased           19         4        2
                    ============================================================

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

                    The Company's securitizations involve a two-step transfer that meets the requirements of SFAS 125. First, the Company sells the loans and leases to a special purpose entity ("SPE") which has been established for the limited purpose of buying and reselling the loans and leases. Next, the SPE then sells the loans and leases to a qualified special purpose entity ("the Trust"), transferring title to the loans and leases and isolating those assets from the Company. Finally, the Trust issues certificates to investors to raise the cash purchase price, collects proceeds on behalf of the certificate holders, distributes proceeds and has a distinct legal standing from the Company.

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

                    In fiscal 1999, cash proceeds from the securitizations of business purpose loans and home equity loans were $685.0 million, with pretax gains of $61.9 million. Cash proceeds from the securitization of equipment leases were $91.1 million with pretax gains of $2.6 million. In fiscal 1998, cash proceeds from the securitization of business purpose

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

4.  Securitizations loans and home equity loans were $325.0 million, with pretax
    (Continued)     gains of $40.5 million. Cash proceeds from the
                    securitization of equipment leases were $13.7 million with pretax gains of $0.3 million.

                    Information regarding the initial and current assumptions applied in determining the fair values of our mortgage and lease related interest-only strips and servicing rights are detailed in Management's Discussion and Analysis - Securitization Accounting Considerations.

5.  Interest-Only
    Strips          June 30,                        1999                  1998
                    ------------------------------------------------------------
                                                    (in thousands)

                    Interest-only strips:
                        Available for sale       $ 172,411              $      -
                        Trading assets               5,807                95,913
                    ------------------------------------------------------------

                                                 $ 178,218              $ 95,913
                    ============================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
5. Interest-Only     SFAS No. 134, which became effective January 1, 1999,
   Strips -          requires that after the securitization of a mortgage loan
   (Continued)       held for sale, the resulting mortgage-backed security or
                     other retained interests be classified based on the Company's ability and intent to hold or sell the investments. As a result, retained interests previously classified as trading assets, as required by prior accounting principles, have been reclassified to available for sale. The effect of SFAS No. 134 on net income and net income per share was $3.3 million and $0.88, respectively.

                     Interest-only strips include overcollateralized balances that represent undivided interests in the securitizations maintained to provide credit enhancements to the investors. At June 30, 1999 and 1998, overcollateralized principal balances were $38.6 million and $25.3 million, respectively.

                     The activity for interest-only strip receivables is summarized as follows (in thousands):



                           Year ended June 30,                         1999        1998
                           -------------------------------------------------------------
                           Balance at beginning of year             $ 95,913    $ 37,507
                           Initial recognition of
                               interest-only strips including
                               initial overcollateralization of
                               $4,825 and $5,376, respectively        93,175      61,289
                           Interest accretion                          2,021         538
                           Required purchases of additional
                               overcollateralization                  16,682       9,961
                           Cash flow from interest-only strips       (32,927)    (13,382)
                           Net adjustments to fair value               3,354          --
                           -------------------------------------------------------------
                           Balance at end of year                   $178,218    $ 95,913
                           =============================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

6. Servicing Rights  The total managed and lease portfolio, which includes loans and leases sold to investors and those held as available for sale by the Company, is as follows (in thousands):

                           June 30,                                           1999           1998
                           ----------------------------------------------------------------------
                           Home equity loans                        $      858,806    $   349,685
                           Business purpose loans                          148,932        101,250
                           Equipment leases                                169,180        108,463
                           ----------------------------------------------------------------------
                                                                    $    1,176,918    $   559,398
                           ======================================================================

                     The activity for the loan and lease servicing rights asset is summarized as follows (in thousands):

                           Year ended June 30,                                1999           1998
                           ----------------------------------------------------------------------
                           Balance at beginning of year             $       18,472    $     8,083
                           Initial recognition of
                               servicing rights                             30,289         12,041
                           Amortization                                     (5,551)        (1,652)
                           ----------------------------------------------------------------------

                           Balance at end of year                   $       43,210    $    18,472
                           ======================================================================

                     Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on the predominant risk characteristic, which consists of loan type. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitization Accounting Considerations." Impairments, if they occurred, would be recognized in a valuation allowance for each impaired stratum in the period of impairment. To date, no adjustment for impairment has been recorded. At June 30, 1999 and 1998, the periodic valuations supported the carrying value of servicing rights.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

7. Property and
   Equipment

                           June 30,                                      1999            1998
                           -----------------------------------------------------------------------
                                                                            (in thousands)
                           Computer equipment and software             $    7,548      $     5,383
                           Office furniture and equipment                   8,271            5,527
                           Leasehold improvements                           1,756            1,102
                           Transportation equipment                           260              217
                           -----------------------------------------------------------------------
                                                                           17,835           12,229
                           Less accumulated depreciation
                               and amortization                             7,164            4,444
                           -----------------------------------------------------------------------
                                                                       $   10,671      $     7,785
                           =======================================================================

                     Depreciation and amortization expense for property and equipment was $2.9 million, $1.7 million and $0.5 million for the years ended June 30, 1999, 1998 and 1997, respectively.

8. Other Assets

                           June 30,                                        1999            1998
                           ---------------------------------------------------------------------
                                                                              (in thousands)
                           Deposits                                    $     198    $        146
                           Financing costs, debt offerings, net
                               of accumulated amortization of $3,903
                               and $2,891                                  4,487           2,525
                           Investments held to maturity
                               (mature July 1999 through April 2011)       1,014           5,639
                           Due from securitization trusts for
                               servicing related activities                7,131             738
                           Real estate owned                                 843             716
                           Goodwill, net of accumulated
                               amortization of $1,913 and $780            15,018          16,151
                           Other                                           4,720           2,553
                           ---------------------------------------------------------------------
                                                                       $  33,411    $     28,468
                           =====================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
9. Subordinated Debt
   and Notes Payable

                           Subordinated debt was comprised of the following (in thousands):
                           June 30,                                           1999              1998
                           --------------------------------------------------------------------------
                           Subordinated debentures(a)                  $   206,918         $ 105,652
                           Subsidiary subordinated
                                debentures(b)                                4,734             6,530
                           --------------------------------------------------------------------------
                           Total subordinated debentures               $   211,652         $ 112,182
                           ==========================================================================

                           Warehouse lines and other notes payable were comprised of the following (in thousands):

                           Warehouse revolving line of
                                credit (c)                             $    42,627        $   25,720
                           Warehouse revolving line of
                                credit(d)                                    3,764                --
                           Warehouse revolving line of
                                credit(e)                                      102               531
                           Revolving line of credit(f)                       5,000                --
                           Repurchase agreement(g)                           4,677                --
                           Senior subordinated debt (h)                      1,250             3,000
                           Other debt                                        1,271             3,152
                           --------------------------------------------------------------------------
                           Total warehouse lines and
                                other notes payable                    $    58,691        $   32,403
                           ==========================================================================

                     (a) Subordinated debentures due July 1999 through June
                         2009, interest rates ranging from 6.15% to 11.50%; subordinated to all of the Company's indebtedness.
                     (b) Subsidiary subordinated debentures due July 1999
                         through May 2003, interest rates ranging from 9.00% to 11.99%; subordinated to all of the Company's indebtedness.
                     (c) $150 million warehouse revolving line of credit
                         expiring October 2000, interest rates ranging from LIBOR plus 1.375% to LIBOR plus 2.0%, collateralized by certain loan receivables.
                     (d) $20 million warehouse revolving line of credit expired
                         September 2000, interest rates at prime less 1.0% or LIBOR at the Company's option, collateralized by lease receivables.
                     (e) $100 million warehouse line of credit expiring August
                         2000, interest rate of LIBOR plus 1.25%, collateralized by certain loan receivables.
                     (f) $5 million revolving line of credit expiring December
                         1999, interest rate of LIBOR plus 2.0%, collateralized by certain interest-only strips.
                     (g) Repurchase agreement due July 1999, interest rate of
                         LIBOR plus 0.5%, collateralized by certain lease backed securities.
                     (h) Senior subordinated debt due July 1999 through December
                         1999, interest rate of 12.0%, subordinated to certain subsidiary's senior indebtedness.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
9. Subordinated      Principal payments on debt for the next five years are as
   Debt and Notes    follows: year ending June 30, 2000 - $176.0 million; 2001 -
   Payable -         $35.0 million; 2002 - $25.0 million; 2003 - $9.0 million;
   (Continued)       and 2004 - $12.0 million.

                     The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. There is no limit on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

                     The loan agreements provide for certain covenants regarding net worth and financial matters. At June 30, 1999, the Company is in compliance with the terms of the loan covenants.

10. Stockholders'    On August 18, 1999, the Company's Board of Directors
    Equity           declared a 5% stock dividend to be paid on September 27,
                     1999 to shareholders of record on September 3, 1999. In addition the Board resolved that all outstanding stock options would be adjusted for the dividend. Accordingly, all outstanding shares, earnings per common share, average common share and stock option amounts have been retroactively adjusted to reflect the effect of the stock dividend.

                     In July 1998, the Company's Board of Directors authorized the repurchase of up to 10% of the outstanding shares of its common stock over a one-year period. In May 1999, the repurchase period was extended for an additional one year to July 2000. As of June 30, 1999, 111,000 shares or 3% of the Company's outstanding shares were repurchased under the July 1998 authorization at a cost of $1.4 million. The Company's Board of Directors initiated the stock repurchase program in view of the current price level of the Company's common stock which was trading at below book value and its consistent earnings growth over the past two fiscal years which did not result in a corresponding increase in the market value of our common stock.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
10. Stockholders'    The Company has a loan receivable from an officer of the
    Equity -         Company for $600 thousand, which was an advance for the
    (Continued)      exercise of stock options to purchase 225,012 shares of the
                     Company's common stock. The loan is due in September 2005
                     (earlier if the stock is disposed of). Interest at 6.46% is payable annually. The loan is secured by 225,012 shares of the Company's stock, and is shown as a reduction of stockholders' equity on the accompanying balance sheet.

                     In February 1997, the Company sold 1,150,000 shares of common stock through a public offering, resulting in net proceeds of $20.7 million.

11. Employee         The Company has a 401(k) defined contribution plan, which
    Benefit Plan     was established in 1995, available to all employees who
                     have been with the Company for six months and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, subject to IRS imposed limitations. The Company, effective October 1, 1997, at its discretion, may match up to 25% of the first 5% of salary contributed by the employee. The Company's contribution expense was $263 thousand and $108 thousand for the years ended June 30, 1999 and 1998 respectively.

12. Stock Option     The Company has a stock option plan that provides for the
    Plans            periodic granting of options to key employees ("the
                     Employee Plan"). The options are generally granted at the market price of the Company's stock on the date of grant and expire five to ten years from date of grant. Options either fully vest when granted or over periods of up to five years. At June 30, 1999, substantially no shares were available for future grant under this plan.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
12. Stock Option     A summary of stock option activity under the Employee Plan
    Plans            for the years ended June 30, 1999, 1998 and 1997,
    (Continued)      retroactively adjusted for the effect of the 5% stock
                     dividend described in note 10, follows:

                                                                       Number of         Weighted-Average
                                                                         Shares           Exercise Price
                           -------------------------------------------------------------------------------
                           Options outstanding, June 30, 1996            69,300            $       3.30

                           Options granted                              169,575                   18.98
                           -------------------------------------------------------------------------------

                           Options outstanding, June 30, 1997           238,875                   14.43

                           Options granted                              106,575                   22.95

                           Options canceled                              (9,450)                  19.51
                           -------------------------------------------------------------------------------

                           Options outstanding, June 30, 1998           336,000                   18.10

                           Options granted                               14,175                   17.86

                           Options exercised                             (3,937)                   2.54

                           Options canceled                             (41,475)                  20.48
                           -------------------------------------------------------------------------------

                           Options outstanding, June 30, 1999           304,763            $      16.74
                           ===============================================================================

                     The following tables summarize information about stock options outstanding under the Employee Plan at June 30, 1999:

                                                         Options Outstanding
                           --------------------------------------------------------------------------
                                                                      Weighted
                                                                      Remaining
                           Range of Exercise         Number          Contractual     Weighted-Average
                           Prices of Options       of Shares        Life in Years     Exercise Price
                           --------------------------------------------------------------------------
                              $2.54-$4.76            65,363             1.0            $   3.34
                              14.29-16.90            10,500             3.3               15.75
                                 19.05              131,250             7.2               19.05
                              19.52-24.76            97,650             8.5               22.72
                           -----------------------------------------------------------------------
                                                    304,763             6.1            $  16.74
                           =======================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
12. Stock Option
    Plans - (Continued)

                                                         Options Exercisable
                           -------------------------------------------------------------------------
                                                                    Weighted
                                                                    Remaining
                           Range of Exercise           Number       Contractual      Weighted-Average
                           Prices of Options         of Shares      Life in Years    Exercise Price
                           -------------------------------------------------------------------------
                              $2.54-$4.76             65,625            1.0            $     3.34
                              14.29-16.90             10,500            3.3                 15.75
                                 19.05                59,325            6.5                 19.05
                              19.52-24.76             23,730            8.4                 22.72
                           -------------------------------------------------------------------------
                                                     159,180            4.3            $    12.92
                           =========================================================================


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

                           June 30,                                 1999              1998            1997
                           -------------------------------------------------------------------------------
                           Net income
                               As reported                      $ 14,088         $ 11,455         $ 5,940
                               Pro forma                          13,811           10,956           5,361

                           Earnings per share -basic
                               As reported                      $   3.83         $   3.10         $  2.03
                               Pro forma                            3.75             2.97            1.84

                           Earnings per share -diluted
                               As reported                      $   3.72         $   2.98         $  1.95
                               Pro forma                            3.64             2.85            1.76
                           ===============================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
12. Stock Option     The fair value of options granted was estimated on the date
    Plans -          of grant using the Black-Scholes option-pricing model with
    (Continued)      the following assumptions:


                           June 30,                              1999               1998            1997
                           --------------------------------------------------------------------------------
                           Expected volatility                    30%                30%             25%
                           Expected life                    5-10 yrs.          5-10 yrs.          5 yrs.
                           Risk-free interest rate        4.50%-5.68%        5.39%-6.17%     6.31%-6.90%

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

                     A summary of activity under the Director Plan for the three years ended June 30, 1999, 1998 and 1997, retroactively adjusted for the effect of the 5% stock dividend described in note 10, follows:

                                                                        Number of         Weighted-Average
                                                                           Shares           Exercise Price
                           --------------------------------------------------------------------------------
                           Options outstanding, June 30, 1996            94,500             $       4.76

                           Options granted                               21,000                    16.90
                           --------------------------------------------------------------------------------

                           Options outstanding, June 30, 1997           115,500                     6.97

                           Options granted                               21,000                    22.14
                           --------------------------------------------------------------------------------

                           Options outstanding, June 30, 1998           136,500                     9.30

                           Options granted                               21,000                    14.29
                           --------------------------------------------------------------------------------

                           Options outstanding, June 30, 1999           157,500             $       9.97
                           ================================================================================

                     The fair value of options granted under the Director Plan is expensed on the date of grant. The Company recognized expense of $73 thousand and $87 thousand for the years ended June 30, 1999 and 1998, respectively.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
13. Income Taxes     The provision for income taxes consists of the following
                     (in thousands):

                           Year ended June 30,                1999      1998        1997
                           -------------------------------------------------------------
                           Current
                               Federal                    $  1,268   $ 1,087    $     --
                           -------------------------------------------------------------

                           Deferred
                               Federal                       6,495     5,348       3,062
                               State                            --        --          --
                           -------------------------------------------------------------

                                                             6,495     5,348       3,062
                           -------------------------------------------------------------

                           Total provision for
                               income taxes               $  7,763   $ 6,435    $  3,062
                           =============================================================

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
13. Income Taxes -   The cumulative temporary differences resulted in net
    (Continued)      deferred income tax assets or liabilities consisting
                     primarily of the following (in thousands):


                           Year ended June 30,                              1999              1998
                           -----------------------------------------------------------------------
                           Deferred income tax assets
                               Allowance for credit losses               $ 4,039         $   1,212
                               Net operating loss carryforwards           11,262             5,777
                               Loan and lease receivables                     --               659
                           -----------------------------------------------------------------------
                                                                          15,301             7,648
                           Less valuation allowance                        6,845             5,777
                           -----------------------------------------------------------------------
                                                                           8,456             1,871
                           -----------------------------------------------------------------------
                           Deferred income tax liabilities
                               Loan and lease origination
                                    costs/fees, net                        1,123             1,253
                               Book over tax basis of property
                                    and equipment                             47               741
                               Interest-only strips and other
                                    receivables                           19,886             8,396
                               Servicing rights                            4,004             2,345
                           -----------------------------------------------------------------------
                                                                          25,060            12,735
                           -----------------------------------------------------------------------
                           Net deferred income taxes                     $16,604         $  10,864
                           =======================================================================

                     The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================
13. Incomes Taxes -  A reconciliation of income taxes at federal statutory rates
    (Continued)      to the Company's tax provision is as follows (in
                     thousands):


                           Year ended June 30,              1999          1998       1997
                           --------------------------------------------------------------
                           Federal income tax at
                               statutory rates            $7,429      $ 6,083     $3,062
                           Nondeductible items               528          349         --
                           Other, net                       (194)           3         --
                           --------------------------------------------------------------
                                                          $7,763      $ 6,435     $3,062
                           ==============================================================

                     For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $85.5 million available to reduce future state income taxes for various states as of June 30, 1999. If not used, substantially all of the carryforwards will expire at various dates from June 30, 2000 to June 30, 2002.

14. Commitments      As of June 30, 1999, the Company leases property under
    and              noncancelable operating leases requiring minimum annual
    Contingencies    rentals as follows (in thousands):


                           Year ending June 30,                    Amount
                           ----------------------------------------------
                               2000                            $    3,598
                               2001                                 3,347
                               2002                                 3,024
                               2003                                 2,041
                               2004                                    48
                               Thereafter                              --
                           ----------------------------------------------
                                                               $   12,058
                           ==============================================

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

14. Commitments      Employment Agreements
    and
    Contingencies -  The Company entered into employment agreements, as
    (Continued)      amended, with three executives under which they are
                     entitled to annual base compensation of $800,000, collectively, adjusted for increases in the Consumer
                     Price Index and merit increases for one executive. The agreements terminate upon: (a) the earlier of the executive's death, permanent disability, termination of employment for cause, voluntary resignation (except that no voluntary resignation may occur prior to February
                     2000) or 70th birthday; or (b) the later of the fifth anniversary of the agreement or from three to five years from the date of notice to the executive of the Company's intention to terminate the agreement.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

15. Legal            On October 23, 1997, a class action suit was filed in
    Proceedings      the Superior Court of New Jersey at Docket No.
                     L-12066-97 against NJMIC by Alfred G. Roscoe on behalf of himself and others similarly situated. Mr. Roscoe sought certification that the action could be maintained as a class action. He also sought unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleged that NJMIC violated New
                     Jersey's Mortgage Financing on Real Estate Law, N.J.
                     Stat. Ann. 46:10A-1 et seq., by requiring him and other borrowers to pay or reimburse NJMIC for attorneys' fees and costs in connection with loans made to them by NJMIC. Mr. Roscoe further asserted that NJMIC's alleged actions violated New Jersey's Consumer Fraud Act, N.J.
                     Stat. Ann. 56:8-1, et seq. and constituted common law fraud and deceit.

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

                     On March 4, 1999, a Petition for Certification for review of the final judgment of the Superior Court was filed with the Supreme Court of New Jersey. NJMIC filed its Brief in Opposition to the Petition for Certification on March 16, 1999, and Mr. Roscoe filed a reply brief. To date, no decision has been rendered by New Jersey Supreme Court on this matter.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

16. Fair Value of    No market exists for certain of the Company's assets and
    Financial        liabilities. Therefore, fair value estimates are based
    Instruments      on judgments regarding credit risk, investor expectation
                     of future economic conditions, normal cost of administration and other risk characteristics, including interest rates and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                     The following table summarizes the carrying amounts and fair value estimates of financial instruments recorded on the Company's financial statements at June 30, 1999 and 1998 (in thousands):



                     June 30,                                           1999
                     --------------------------------------------------------
                                                           Carrying     Fair
                                                             Value      Value
                     --------------------------------------------------------
                     Assets
                         Cash and cash equivalents        $ 22,395   $ 22,395
                         Loan and leases available
                              for sale                      33,776     35,152
                         Interest-only strips              178,218    178,217
                         Servicing rights                   43,210     43,210
                         Investments held to maturity        1,014        911

                     Liabilities
                         Subordinated debt and
                              notes payable               $270,343   $270,915
                     ========================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


16.  Fair Value of
     Financial Instruments -
     (Continued)



                     June 30,                                           1998
                     --------------------------------------------------------
                                                         Carrying       Fair
                                                           Value        Value
                     --------------------------------------------------------
                     Assets
                         Cash and cash equivalents       $  4,486    $  4,486
                         Loan and leases available
                               for sale                    62,382      63,685
                         Interest-only strips              95,913      95,913
                         Servicing rights                  18,472      19,310
                         Investments held to
                              maturity                      5,639       5,639

                     Liabilities
                         Subordinated debt and
                              notes payable              $144,585    $144,585
                     ========================================================

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

16. Fair Value of    Servicing rights - Fair value is determined using
    Financial        estimated discounted future cash flows taking into
    Instruments -    consideration anticipated prepayment rates and credit
    (Continued)      loss rates of the underlying loans and leases.

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

        The carrying value of investment securities at June 30, 1999 were as follows (in thousands):


                                                    Gross         Gross
                                   Amortized   Unrealized    Unrealized     Fair
                                        Cost        Gains        Losses    Value
        ------------------------------------------------------------------------
        Held-to-Maturity:
        Mortgage backed
          securities retained in
          securitizations             $1,014         $ --        $(103)   $  911
        Available for sale:
        Lease backed securities
          retained in
          securitizations.             4,818          253           --     5,071
        ------------------------------------------------------------------------

        Total                         $5,832         $253        $(103)   $5,982
        ========================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


17. Reconciliation of   Year ended June 30,            1999      1998       1997
    Basic and Diluted   --------------------------------------------------------
    Earnings Per                            (in thousands except per share data)
    Common Share
                        (Numerator)
                        Net income                 $ 14,088  $ 11,455    $ 5,940
                        --------------------------------------------------------
                        (Denominator)
                        Average Common Shares
                            Average common
                              shares outstanding      3,682     3,692      2,921
                            Average potentially
                              dilutive shares           109       155        128
                            Average common and
                              potentially dilutive
                              shares                  3,791     3,847      3,049
                        --------------------------------------------------------

                        Earnings per common
                              share
                                 Basic             $   3.83  $   3.10    $  2.03
                                 Diluted               3.72      2.98       1.95
                        ========================================================

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

                     The Company has divided its operations into three reportable segments: Loan and Lease Origination, Servicing, and Investment Note Services.

                     The Loan and Lease Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans typically to credit-impaired borrowers, conventional first mortgage loans secured by one to four family residential real estate and small ticket and middle market business equipment leases.

                     The Servicing segment services the loans and leases the Company originates both while held as available for sale and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

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

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

18.  Segment         The reporting segments follow the same accounting
     Information -   policies used for the Company's consolidated financial
     (Continued)     statements as described in the summary of significant
                     accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

                     Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements.



                                      Loan and     Investment
Year ended June 30, 1999                 Lease           Note                                     Reconciling
(in thousands)                     Origination       Services       Servicing        All Other          Items      Consolidated
-------------------------------------------------------------------------------------------------------------------------------
External revenues:
    Gain on sale of loans and
      Leases                           $64,490        $    --        $    --         $     --     $        --         $  64,490
    Interest income                      6,883            321             --            2,120              --             9,324
    Non-interest income                  5,225             88          7,265                4              --            12,582
Inter-segment revenues                      --         23,630             --           25,080        (48,710)                --
Operating expenses:                                                                                                          --
    Interest expense                    14,313         14,995            415           16,333        (23,630)            22,426
    Non-interest expense                21,885          4,730          2,274            9,058              --            37,947
    Depreciation and amortization        1,385          1,614            300              873              --             4,172
    Inter-segment expense               24,490            590             --               --        (25,080)                --
Income tax expense                       5,161            750          1,519              333              --             7,763
-------------------------------------------------------------------------------------------------------------------------------
Net income                               9,364          1,360          2,757              607              --            14,088
===============================================================================================================================
Segment assets                         $66,969        $28,131        $44,921         $256,280     $        --          $396,301
===============================================================================================================================


*Prior to fiscal 1999 the Company was managed by legal entity, not by functional division as is the current practice. Due to this organizational structure change, comparative information is not presented for the year ended June
 30, 1998.

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

19.  Quarterly Data              The following table is a summary of financial
     Statement (Unaudited)       data by quarters for the years ended
                                 June 30, 1999 and 1998:


For the Quarters Ended Fiscal Year 1999
(in thousands, except per share data)                         June 30,      March 31,    December 31,   September 30,
-----------------------------------------------------------------------------------------------------------------------
Revenues
   Gain on sale of loans and leases                           $ 18,701        $17,417       $ 14,775        $ 13,597
   Interest and fees                                             3,836          4,271          3,907           4,539
   Interest accretion on interest-only strips                    1,322            307            208             184
   Servicing income                                              1,354            952            525             490
   Other income                                                      2             22              1              14
-----------------------------------------------------------------------------------------------------------------------

Total revenues                                                  25,215         22,969         19,416          18,824

Total expenses                                                  19,495         17,487         13,949          13,642
-----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                         5,720          5,482          5,467           5,182

Provision for income taxes                                       2,059          1,973          1,969           1,762
-----------------------------------------------------------------------------------------------------------------------

Net income                                                    $  3,661        $ 3,509       $  3,498        $  3,420
=======================================================================================================================

Earnings per common share
   Basic                                                      $   1.01        $  0.95       $   0.95        $   0.92
   Diluted                                                    $   0.98        $  0.92       $   0.92        $   0.90
=======================================================================================================================

                                                     American Business Financial
                                                 Services, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


For the Quarters Ended Fiscal Year 1998

(in thousands, except per share data)                         June 30,      March 31,    December 31,  September 30,
--------------------------------------------------------------------------------------------------------------------
Revenues
   Gain on sale of loans and leases                            $15,553        $10,292        $ 6,476         $ 8,457
   Interest and fees                                             5,782          4,225          5,075           2,304
   Interest accretion on interest-only loan strips                 231            135            108              64
   Servicing income                                                 60            163             84             169
   Other income                                                      2             37            118              --
--------------------------------------------------------------------------------------------------------------------

Total revenues                                                  21,628         14,852         11,861          10,994

Total expenses                                                  16,073          9,647          9,506           6,219
--------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                         5,555          5,205          2,355           4,775

Provision for income taxes                                       2,118          1,893            801           1,623
--------------------------------------------------------------------------------------------------------------------

Net income                                                     $ 3,437        $ 3,312        $ 1,554         $ 3,152
====================================================================================================================

Earnings per common share
   Basic                                                       $  0.93        $  0.89        $  0.42         $  0.86
   Diluted                                                     $  0.89        $  0.86        $  0.40         $  0.83
====================================================================================================================

Directors and Executive Officers of the Registrant

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

         Exhibit Number                     Description
         --------------                     -----------

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

         Exhibit Number                     Description
         --------------                     -----------

         10.13 Form of Employment Agreement with Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2).*

         10.14 Promissory Note of Anthony J. Santilli and Stock Pledge Agreement dated September 29, 1995 (Incorporated by reference from Exhibit 10.11 of the 1995 Form 10-KSB).*

         10.15 Amendment One to Anthony J. Santilli's Employment Agreement (Incorporated by reference from Exhibit 10.3 of the September 30, 1997 Form 10-QSB).*

         10.16 Amendment One to Beverly Santilli's Employment Agreement (Incorporated by reference from Exhibit 10.4 of the September 30, 1997 Form 10-QSB).*

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

         Exhibit Number                     Description
         --------------                     -----------

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

         Exhibit Number                     Description
         --------------                     -----------

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

         10.44 Amendment to the First Amended and Restated Interim Warehouse and Security Agreement dated June 9, 1997 among Prudential Securities Credit Corporation and Home American Credit, Inc., New Jersey Mortgage and American Business Credit, Inc. and ABFS as Guarantor.**

         10.45 Amendment to the Interim Warehouse and Security Agreement between Upland Mortgage and Prudential Securities Realty Funding Corporation (Incorporated by reference from Exhibit 21 of the Amendment No. 1 to the 1997 From SB-2 filed on May 23, 1997 Registration No. 333-24115 (the "Amendment No. 1 to the 1997 SB-2").

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

         Exhibit Number                     Description
         --------------                     -----------

         11 Statement of Computation of Per Share Earnings (Included in Note 17 of the Notes to Consolidated Financial Statements).

         12              Computation of Ratio of Earnings to Fixed Charges.**

         21              Subsidiaries of ABFS.**

         23              Consent of BDO Seidman LLP.

         27              Financial Data Schedule.**

--------------------
 * Denotes a management contract or compensatory plan or arrangement. ** Previously filed.

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

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.

Date:  November 6, 2000               By: /s/ Anthony J. Santilli
                                          --------------------------------------
                                          Name:  Anthony J. Santilli, Jr.
                                          Title: Chairman, President,
                                                 Chief Executive Officer,
                                                 Chief Operating Officer and
                                                 Director (Duly Authorized
                                                 Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Anthony J. Santilli                    /s/Michael DeLuca
--------------------------------          --------------------------------------
Name:  Anthony J. Santilli, Jr.           Name: Michael DeLuca
Title: Chairman, President,               Title: Director
       Chief Executive Officer,
       Chief Operating Officer and
       Director (Principal Executive and
       Operating Officer)

Date:  November 6, 2000                   Date: November 6, 2000


/s/ Harold Sussman                        /s/ Richard Kaufman
--------------------------------          --------------------------------------
Name:  Harold Sussman                     Name:  Richard Kaufman
Title: Director                           Title: Director

Date:  November 6, 2000                   Date: November 6, 2000


/s/ Albert W. Mandia                      /s/ Leonard Becker
--------------------------------          --------------------------------------
Name:  Albert W. Mandia                   Name:  Leonard Becker
Title: Executive Vice President           Title: Director
       and Chief Financial
       Officer (Principal
       Financial and Accounting
       Officer)

Date:  November 6, 2000                   Date: November 6, 2000

                                  EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

12                  Computation of Ratio of Earnings to Fixed Charges*

21                  Subsidiaries of ABFS.*

23                  Consent of BDO Seidman LLP

27                  Financial Data Schedule.*

* previously filed