Form 10-Q
period 2000-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2000-11-14
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission File Number: 0-22474


                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    87-0418807
-------------------------------            ------------------------------------
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

                          Yes   [X]   No   [ ]


As of November 10, 2000, there were 3,323,674 shares of the registrant's Common Stock issued and outstanding.

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

   Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000.........................................1
   Consolidated Statements of Income for the three months ended September 30, 2000 and 1999.......................2
   Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2000 .................3
   Consolidated Statements of Cash Flow for the three months ended September 30, 2000 and 1999....................4
   Notes to Consolidated Financial Statements.....................................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................16

Item 3.   Quantitative and Qualitative Disclosure about Market Risk..............................................53


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................54
Item 2.  Changes in Securities...................................................................................54
Item 3.  Defaults Upon Senior Securities.........................................................................54
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................54
Item 5.  Other Information.......................................................................................54
Item 6.  Exhibits and Reports on Form 8-K........................................................................54

PART I - FINANCIAL INFORMATION
Item 1- Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                        September 30,    June 30,
                                                                            2000           2000
                                                                        -------------    ---------
                                                                         (Unaudited)      (Note)
Assets
Cash and cash equivalents.......................................           $ 68,927       $ 69,751
Loan and lease receivables, net
   Available for sale...........................................             76,291         44,132
   Other........................................................             14,481         13,002
Interest-only strips............................................            304,012        277,872
Servicing rights................................................             82,539         74,919
Receivable for sold loans and leases............................             15,258         51,283
Prepaid expenses................................................              3,122          2,209
Property and equipment, net.....................................             19,020         17,756
Other assets....................................................             44,090         41,744
                                                                           --------       --------
Total assets....................................................           $627,740       $592,668
                                                                           ========       ========
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt...............................................           $417,244       $390,676
Warehouse lines and other notes payable.........................             55,010         50,842
Accounts payable and accrued expenses...........................             35,384         31,496
Deferred income taxes...........................................             23,930         22,773
Other liabilities...............................................             33,048         34,766
                                                                           --------       --------
Total liabilities...............................................            564,616        530,553
                                                                           --------       --------
Stockholders' Equity
Preferred stock, par value $.001, Authorized, 1,000,000
   shares issued and outstanding, none..........................                 --             --
Common stock, par value $.001, Authorized, 9,000,000 shares
   Issued: 3,642,592 shares (including treasury
   shares of  318,918)..........................................                  4              4
Additional paid-in capital......................................             24,291         24,291
Accumulated other comprehensive income..........................              5,379          5,458
Retained earnings...............................................             37,938         36,850
Treasury stock at cost, 318,918 shares..........................             (3,888)        (3,888)
                                                                           --------       --------
                                                                             63,724         62,715
Note receivable.................................................               (600)          (600)
                                                                           --------       --------
Total stockholders' equity......................................             63,124         62,115
                                                                           --------       --------
Total liabilities and stockholders' equity......................           $627,740       $592,668
                                                                           ========       ========

Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.

                    See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                         -------------------------------------
                                                              2000                   1999
                                                         -------------          --------------
Revenues
Gain on sale of loans and leases..............             $  26,090              $  19,121
Interest and fees.............................                 5,238                  4,759
Interest accretion on interest-only strips....                 5,598                  2,750
Servicing income..............................                 1,495                  1,189
Other income..................................                     2                      1
                                                           ---------              ---------
Total revenues................................                38,423                 27,820
                                                           ---------              ---------
Expenses......................................
Interest......................................                12,807                  7,646
Provision for credit losses...................                   868                    141
Employee related costs........................                 6,907                  1,995
Sales and marketing...........................                 5,718                  7,187
General and administrative....................                 9,867                  4,534
                                                           ---------              ---------
Total expenses................................                36,167                 21,503
                                                           ---------              ---------
Income before provision for income taxes......                 2,256                  6,317

Provision for income taxes....................                   902                  2,527
                                                           ---------              ---------
Net income....................................             $   1,354              $   3,790
                                                           =========              =========
Earnings per common share:
   Basic......................................             $    0.41              $    1.06
                                                           =========              =========
   Diluted....................................             $    0.40              $    1.03
                                                           =========              =========
Average common shares:
   Basic......................................                 3,324                  3,580
                                                           =========              =========
   Diluted....................................                 3,379                  3,685
                                                           =========              =========


                    See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                             (amounts in thousands)
                                   (unaudited)



                                                    Common Stock
                                            --------------------------                    Accumulated
                                             Number of                    Additional         Other
                                              Shares                        Paid-In      Comprehensive     Retained     Treasury
                                            Outstanding       Amount        Capital         Income         Earnings       Stock
                                            -----------     ---------    ------------    -------------   ------------  ------------
Balance June 30, 2000....................      3,324        $      4     $    24,291     $     5,458     $    36,850   $     (3,888)
Comprehensive income:
  Net income.............................         --              --              --              --           1,354             --
  Unrealized loss on interest-only strips         --              --              --             (79)             --             --
                                               -----        --------     -----------     -----------     -----------   ------------
Total comprehensive income...............         --              --              --             (79)          1,354             --
                                               -----        --------     -----------     -----------     -----------   ------------
Cash dividends ($0.08 per share).........         --              --              --              --            (266)            --
                                               -----        --------     -----------     -----------     -----------   ------------
Balance, September 30, 2000..............      3,324        $      4     $    24,291     $     5,379     $    37,938   $     (3,888)
                                               =====        ========     ===========     ===========     ===========   ============


[RESTUB TABLE]





                                                                Total
                                                 Note        Stockholders'
                                              Receivable         Equity
                                              ----------     -------------
Balance June 30, 2000....................       $    (600)    $    62,115
Comprehensive income:
  Net income.............................              --           1,354
  Unrealized loss on interest-only strips              --             (79)
                                                ---------     -----------
Total comprehensive income...............              --           1,275
                                                ---------     -----------
Cash dividends ($0.08 per share).........              --            (266)
                                                ---------     -----------
Balance, September 30, 2000..............       $    (600)    $    63,124
                                                =========     ===========

                    See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                        ----------------------------------
                                                                              2000              1999
                                                                        ---------------    ---------------
Cash Flow from Operating Activities:
Net income.........................................................       $      1,354     $      3,790
Adjustments to reconcile net income to net cash
    used in operating activities:
      Gain on sale of loans and leases.............................            (26,090)         (19,121)
      Depreciation and amortization................................              6,130            4,428
      Interest accretion on interest-only strips...................             (5,598)          (2,750)
      Provision for credit losses..................................                868              141
      Accounts written off, net ...................................               (561)             (10)
Loans and leases originated for sale...............................           (320,904)        (262,737)
Proceeds from sale of loans and leases.............................            272,959          234,079
Principal payments on loans and leases.............................              1,934            1,290
Increase in accrued interest and fees on
    loan and lease receivables.....................................             (1,479)          (1,183)
Purchase of initial overcollateralization on
    securitized loans and leases...................................             (2,331)          (2,210)
Required purchase of additional overcollateralization on
    securitized loans and leases...................................             (9,649)          (3,882)
Cash flow from interest-only strips................................             17,251            8,160
Decrease in receivable for loans and leases sold...................             44,945           13,277
Increase in prepaid expenses.......................................               (913)            (800)
Increase in accounts payable and accrued expenses..................              3,888            3,610
Increase in deferred income taxes..................................              1,232            3,389
Decrease in loans in process.......................................             (6,566)          (3,319)
Other, net.........................................................             (4,433)           4,650
                                                                          ------------     ------------
Net cash used in operating activities..............................            (27,963)         (19,198)
                                                                          ------------     ------------
Cash Flows from Investing Activities:
    Purchase of property and equipment, net........................             (2,714)          (2,800)
    Principal receipts on investments..............................                 11                6
                                                                          ------------     ------------
Net cash used in investing activities..............................             (2,703)          (2,794)
                                                                          ------------     ------------


           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                        ----------------------------------
                                                                              2000               1999
                                                                        ---------------      -------------
Cash Flow from Financing Activities:
    Proceeds from issuance of subordinated debt.....................     $    48,004          $   45,249
    Redemptions of subordinated debt................................         (21,436)            (16,693)
    Net borrowings on revolving lines of credit.....................           5,850              (1,722)
    Principal payments on lease financing facility..................          (1,197)                 --
    Principal payments on note payable, other.......................            (192)               (945)
    Repayments of repurchase agreement..............................            (293)                 --
    Financing costs incurred........................................            (628)             (1,073)
    Cash dividend paid..............................................            (266)               (250)
    Repurchase of treasury stock....................................              --                (591)
                                                                         -----------          ----------
Net cash provided by financing activities...........................          29,842              23,975
                                                                         -----------          ----------
    Net increase in cash and cash equivalents.......................            (824)              1,983
    Cash and cash equivalents, beginning of period..................          69,751              22,395
                                                                         -----------          ----------
    Cash and cash equivalents, end of period........................     $    68,927          $   24,378
                                                                         ===========          ==========

Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest......................................................     $     8,471          $    7,646

                     See accompanying note to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2000

1.       Basis of Financial Statement Presentation

         American Business Financial Services, Inc., together with its subsidiaries (the "Company"), is a diversified financial service organization operating throughout the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets and conventional first mortgage and home equity loans, typically to credit impaired borrowers secured by first and second mortgages. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used to fund loan originations and the Company's operations.

         Prior to December 31, 1999 the Company also originated equipment leases. Effective December 31, 1999 the Company de-emphasized the leasing origination business as a result of its strategy of focusing on its most profitable lines of business. The Company is continuing to service the remaining leases in its managed portfolio which totaled $105.5 million at September 30, 2000.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2001. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

         Certain prior period financial statement balances have been reclassified to conform to the current period presentation.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000

1.       Basis of Financial Statement Presentation - (Continued)

         comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

         SFAS No. 133 is effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principal of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the three months ended September 30, 2000. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces FASB Statement No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FASB Statement No. 125's provisions without reconsideration.

         SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         SFAS No. 140 is effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000


2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held by the Company were as follows (in thousands):

                                                                      September 30,        June 30,
                                                                          2000               1999
                                                                      -------------       -----------
         Real estate secured loans.................................    $  60,408         $    26,589
         Leases, net of unearned income of $2,173 and $2,503.......       17,479              18,832
                                                                       ---------         -----------
                                                                          77,887              45,421
         Less: Allowance for credit losses on loans and leases
            available for sale.....................................        1,596               1,289
                                                                       ---------         -----------
                                                                       $  76,291         $    44,132
                                                                       =========         ===========

         At September 30, 2000 and June 30, 2000, the accrual of interest was suspended on real estate secured loans of $4.1 million and $4.3 million, respectively.

3.       Interest-Only Strips

         Activity for interest-only strips for the three-month periods ended September 30, 2000 and 1999 were as follows (in thousands):

                                                                                     September 30,
                                                                         ------------------------------------
                                                                                2000               1999
                                                                         -----------------  -----------------
         Balance at beginning of period.............................       $   277,872          $   178,218
         Initial recognition of interest-only strips, including
            initial overcollateralization of $2,331 and $2,210......            27,545               24,508
         Required purchases of additional overcollateralization.....             9,649                3,882
         Interest accretion.........................................             5,598                2,750
         Cash flow from interest-only strips........................           (17,251)              (8,160)
         Net adjustments to fair value (1)..........................               599                1,120
                                                                           -----------          -----------
         Balance at end of period...................................       $   304,012          $   202,318
                                                                           ===========          ===========

         (1) Net adjustments to fair value are comprised of unrealized losses of $155 thousand, which are reported as a component of comprehensive income, and gains related to items hedged of $754 thousand, which are reported in the Statement of Income as an offset to the losses on the related fair value hedge derivative financial instruments.
 .
         Interest-only strips include overcollateralization balances that represent excess principal balances of loans and leases in securitization trusts over investor interests maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains cash flows until overcollateralization requirements, which are specific to each securitization, are met. At September 30, 2000, the Company's investment in overcollateralization was $93.1 million.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000

4.       Servicing Rights

         Activity for servicing rights for the three-month periods ended September 30, 2000 and 1999 were as follows (in thousands):

                                                                        September 30,
                                                               -----------------------------
                                                                   2000              1999
                                                               -----------        ----------
         Balance at beginning of period...................      $  74,919         $  43,210
         Initial recognition of servicing rights..........         11,373             9,344
         Amortization.....................................         (3,753)           (2,455)
                                                                ---------         ---------
         Balance at end of period.........................      $  82,539         $  50,099
                                                                =========         =========

         Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on the predominant risk characteristic, which consists of loan type. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis
         - Securitization Accounting Considerations." Impairments, if they occurred, would be recognized in a valuation allowance for each impaired stratum in the period of adjustment. As of September 30, 2000, no valuation allowance for impairment was required.

5.       Other Assets

         Other assets were comprised of the following (in thousands):


                                                                            September 30,       June 30,
                                                                                2000              1999
                                                                            ------------       ----------
         Goodwill, net of accumulated amortization of $3,469
            and $3,132.............................................         $   16,129         $   16,465
         Financing costs, debt offering costs, net of accumulated
            amortization of $5,956 and $5,467......................              6,421              6,244
         Due from securitization trusts for servicing related
             activities............................................             11,555             10,075
         Other ....................................................              5,903              5,605
         Real estate owned.........................................              2,375              1,659
         Investments held to maturity..............................                972                983
         Investments available for sale (U.S. Treasury Securities).                735                713
                                                                            ----------          ---------
                                                                            $   44,090          $  41,744
                                                                            ==========          =========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000

6.       Subordinated Debt and Warehouse Lines and Other Notes Payable

         Subordinated debt was comprised of the following (in thousands):

                                                                           September 30,         June 30,
                                                                              2000                 2000
                                                                         ----------------    --------------
         Subordinated debentures (a)...............................       $   406,028         $   379,836
         Subordinated debentures - money market notes(b)...........            11,216              10,840
                                                                          -----------         -----------
         Total subordinated debentures.............................       $   417,244         $   390,676
                                                                          ===========         ===========

         Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                      September 30,     June 30,
                                                                           2000           2000
                                                                      -------------   -----------
         Warehouse revolving line of credit (c)....................    $   29,071     $    28,229
         Warehouse revolving line of credit (d)....................         9,118           3,861
         Warehouse revolving line of credit (e)....................            --             250
         Revolving line of credit (f)..............................         5,000           5,000
         Repurchase agreement (g)..................................         3,314           3,606
         Lease funding facility (h)................................         8,142           9,339
         Other debt................................................           365             557
                                                                       ----------     -----------
         Total warehouse lines and other notes payable.............    $   55,010     $    50,842
                                                                       ==========     ===========

         (a) Subordinated debentures due October 2000 through September 2010, interest rates ranging from 7.75% to 12.90%; subordinated to all of the Company's senior indebtedness.
         (b) Subordinated debentures-money market notes due upon demand, interest rate at 6.15%; subordinated to all of the Company's senior indebtedness.
         (c) $150 million warehouse revolving line of credit expiring October 2000, interest rates ranging from LIBOR plus 1.375% to LIBOR plus 2.0%, collateralized by certain loan receivables.
         (d) $25 million warehouse revolving line of credit expiring December 2000, interest rates at LIBOR plus 1.75%, collateralized by certain loan receivables.
         (e) $250 million warehouse line of credit expiring September 2001, interest rate of LIBOR plus 1.0%, collateralized by certain loan receivables. The combination of on-balance sheet borrowings against the warehouse facility to fund loan originations and the amount of loans sold into the off-balance sheet conduit facility at any point in time is limited to $250 million at September 30, 2000. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries, and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. As of September 30, 2000, the Company had sold approximately $33.3 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $1.5 million.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000


6.    Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)


         (f) $5 million revolving line of credit expiring December 2000, interest rate of LIBOR plus 2.0%, collateralized by certain interest-only strips in securitization trusts.
         (g) Repurchase agreement due October 2000, interest rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.
         (h) Lease funding facility due October 2000 through December 2004, interest rate of LIBOR plus 1.775%, collateralized by certain lease receivables.

         Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 30, 2000, we registered $350 million of subordinated debt which is available for future issuance. The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. There is no limit on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

         In July 2000, the Company established a $200.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility with UBS Warburg. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, the Company sells the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity ("the facility") for cash proceeds generated by its sale of notes to a third party purchaser. The Company has no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made at the time of sale, and neither the third party note purchaser not the sponsor has a right to require such repurchase. The facility has the option to re-securitize the loans within a specified period, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from the Company; and, as a result, transfers to the conduit facility will be treated as sales for financial reporting purposes. As of September 30, 2000, the Company had sold approximately $73.5 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $8.7 million.

7.       Derivative Financial Instruments

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000

7.       Derivative Financial Instruments (continued)

         liabilities in derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

         SFAS No. 133 is effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principal of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the three months ended September 30, 2000. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         For the three months ended September 30, 2000, the Company recorded a loss on the fair value of derivative financial instruments of $784 thousand which was offset by a gain of $882 thousand in the fair value of mortgage loans, loan commitments and residual interests in mortgage loans, resulting in a net gain of $98 thousand for the period.

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

         These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of residual interests in mortgage loans in the Company's conduit facility to be included in the next subsequent securitization. The mortgage loans, loan commitments and mortgage loans underlying the residual interests in the conduit facility consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000

7.       Derivative Financial Instruments (continued)

         benchmark rate based on U.S. Treasury securities or Eurodollar futures with a three-year maturity. The Company hedges potential rate changes in the Treasury and Eurodollar securities with futures contracts or forward sales contracts on a similar underlying security. This has provided strong correlation between our hedge contracts and the ultimate pricing we have received on the subsequent securitizations. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item no longer would be recognized as an adjustment to income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management" for further discussion of the Company's use of derivative financial instruments.

         Outstanding derivative contracts by category of items hedged and losses as of September 30, 2000 are as follows (in thousands):

                                               Eurodollar        Forward Treasury
                                            Futures Contracts          Sales               Total
                                            -----------------    ----------------       -----------
         Loans available for sale:
             Notional Amount                    $ 35,000             $    --            $    35,000
             Unrealized Losses                      (293)                 --                   (293)
         Mortgage conduit facilities:
             Notional Amount                      60,000              25,000                 85,000
             Unrealized Losses                      (534)               (192)                  (726)
                                                --------             -------            -----------
         Total:
             Notional Amount                    $ 95,000             $25,000            $   120,000
             Unrealized Losses                      (827)               (192)                (1,019)
                                                ========             =======            ===========

         There were no hedges of loan commitments at September 30, 2000.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000

8.       Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):

                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                   -----------------------------------
                                                                                         2000               1999
                                                                                   -----------------  ----------------
         Earnings
         (a)    Net Income...................................................         $    1,354         $    3,790
                                                                                      ==========         ==========
         Average Common Shares
         (b)  Average common shares outstanding..............................              3,324              3,580
              Average potentially dilutive shares............................                 55                105
                                                                                      ----------         ----------
         (c)  Average common and potentially dilutive
              shares.........................................................         $    3,379         $    3,685
                                                                                      ==========         ==========
         Earnings Per Common Share
         Basic (a/b).........................................................         $     0.41         $     1.06
                                                                                      ==========         ==========
         Diluted (a/c).......................................................         $     0.40         $     1.03
                                                                                      ==========         ==========

9.       Segment Information

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

         The Treasury and Funding segment administers the Company's subordinated debt securities sales and obtains other sources of funding for the Company's general operating and lending activities.

         The All Other segment mainly represents segments that do not meet the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" quantitative or defined thresholds for determining reportable segments, financial assets not related to operating segments, unallocated overhead and other expenses of the Company unrelated to the

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2000

9.       Segment Information (continued)

         reportable segments identified. Transactions between reportable segments have been reported at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         Reconciling items represent elimination of inter-segment income and expense items.

                                                       Treasury
Three months ended September 30, 2000        Loan         and                             Reconciling
(in thousands)                           Origination    Funding     Servicing   All Other    Items    Consolidated
                                         -----------   --------     ---------   --------  ----------- ------------
External revenues:
   Gain on sale of loan and leases.        $ 26,090    $      -     $     -    $      -     $      -     $ 26,090
   Interest income.................           1,562         197         442       5,598            -        7,799
   Non-interest income.............           3,028           -       5,176           -       (3,670)       4,534
Inter-segment revenues.............               -      12,759           -       9,919      (22,678)           -
Operating expense:
   Interest expense................           5,003      11,420         166       8,977      (12,759)      12,807
   Non-interest expense............           9,463       2,823       3,419       5,834            -       21,539
   Depreciation and amortization...             888          34         193         706            -        1,821
   Inter-segment expense...........          13,589           -           -           -      (13,589)           -
Income tax expense.................             694        (528)        736           -            -          902
                                           --------    --------     -------    --------     --------     --------
Net income.........................        $  1,043    $   (793)    $ 1,104    $      -     $      -     $  1,354
                                           ========    ========     =======    ========     ========     ========
Segment assets.....................        $103,169    $127,496     $87,035    $310,040     $      -     $627,740
                                           ========    ========     =======    ========     ========     ========


                                                       Treasury
Three months ended September 30, 1999        Loan         and                             Reconciling
(in thousands)                           Origination    Funding     Servicing   All Other    Items    Consolidated
                                         -----------   --------     ---------   --------  ----------- ------------
External revenues:
   Gain on sale of loan and leases.        $ 19,121     $     -     $     -    $      -     $      -     $ 19,121
   Interest income.................           1,409         241           -       3,035            -        4,685
   Non-interest income.............           2,995                   3,118           -       (2,099)       4,014
Inter-segment revenues.............                       7,450           -       2,113       (9,563)           -
Operating expense:
   Interest expense................           4,729       5,556          20       4,791       (7,450)       7,646
   Non-interest expense............           9,484       1,735       1,290          97            -       12,606
   Depreciation and amortization...             976           9          66         200            -        1,251
   Inter-segment expense...........           4,212           -           -           -       (4,212)           -
Income tax expense.................           1,650         156         697          24            -        2,527
                                           --------    --------     -------    --------     --------     --------
Net income.........................        $  2,474     $   235     $ 1,045    $     36     $      -     $  3,790
                                           ========    ========     =======    ========     ========     ========
Segment assets.....................        $ 86,508     $68,948     $49,349    $225,134     $      -     $429,939
                                           ========    ========     =======    ========     ========     ========

                                       15

           American Business Financial Services, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1 of this Quarterly Report, and the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2000 incorporated by reference in this Form 10-Q in their entirety.

Forward Looking Statements

         Some information in this Quarterly Report on Form 10-Q may contain forward looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "are expected to," "will continue to," "is anticipated," "estimate," "projected," "intends to" or other similar words. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties which could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this Form 10-Q. You should not place undue reliance on any forward-looking statement.


General

         American Business Financial Services, Inc. is a diversified financial services company operating throughout the United States. We originate, sell and service business purpose loans, home equity loans and conventional first mortgage loans through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program whereby we purchase home equity loans from financial institutions that meet our underwriting criteria but do not meet the underwriting guidelines of the selling institutions for loans to be held in the portfolio of the selling institutions. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization. The loans are originated by the selling institution and immediately sold to us. Loans originated primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. We originate loans through a combination of channels including a centralized processing center located in Bala Cynwyd, Pennsylvania and a retail branch network of 17 offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and our operations and for general corporate purposes.

         During the first quarter of fiscal 2001, declines in market interest rates resulted in interest rate spreads related to our securitized loans improving approximately 0.40% from the fourth quarter of fiscal 2000. Spreads refer to the difference between the average coupon rate on our fixed rate loans and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization. There can be no assurances that interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of profitability would become more difficult than during a stable or falling interest rate environment. We address this challenge by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "Interest Rate Risk Management - Loans and Leases Available for Sale" for a discussion of our hedging stragegies.

         A rising rate environment could also unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing interest rate spreads on our securitized loans which would reduce our cash flows. See "Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

         Prior to December 31, 1999 we also originated equipment leases. Effective December 31, 1999, we de-emphasized the leasing origination business in keeping with our strategy of focusing on our most profitable lines of business. We are continuing to service the remaining leases in our managed portfolio, which totaled $105.5 million in gross receivables at September 30, 2000 and we may from time to time consider originating or purchasing new leases.

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

         The following table summarizes the volume of loan and lease securitizations and whole loan sales for the three months ended September 30, 2000 and 1999 (in millions):

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                      ---------------------------
Securitizations:                                                                          2000           1999
                                                                                      -----------     -----------
Business loans....................................................................      $  23.2         $  24.2
Home equity loans.................................................................        233.6           176.7
Equipment leases..................................................................            -             9.3
                                                                                        -------         -------
   Total..........................................................................      $ 256.8         $ 210.2
                                                                                        =======         =======
Gain on sale of  loans and leases through securitization..........................      $  26.1         $  19.1
Securitization gains as a percentage of total revenue.............................        67.9%           68.7%
Whole loan sales..................................................................      $  16.2          $ 23.7
Gains on whole loan sales.........................................................      $   0.4          $  0.4

         Our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The strategy of selling loans through securitizations requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and their subsequent sale through the securitization process, we have operated on a negative cash flow basis in the past and anticipate that we will continue to do so in the foreseeable future, which could adversely impact our results of operations and financial condition. See "Liquidity and Capital Resources" for a discussion of our liquidity and cash flows.

         Several factors affect our ability to complete securitizations on a profitable basis, including conditions in the securities markets generally, such as fluctuations in interest rates described below and conditions in the asset-backed securities markets relating to the types of financial assets we originate and credit quality of the managed portfolio of loans. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         During the first quarter of fiscal 2001, declines in market interest rates resulted in interest rate spreads related to our securitized loans improving approximately 0.40%. Spread refers to the difference between the average coupon rate on our fixed rate loans, and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization. There can be no assurances that interest rates will continue to decline or remain at current levels. However, a rising interest rate environment would negatively impact the profitability of our future securitizations. The profitability of our securitizations may be unfavorably impacted to the extent we hold fixed rate mortgage loans pending securitization and market interest rates increase prior to the securitization of those fixed rate loans. Although the loan coupon rate is fixed at the time the loan is originated, the interest rate paid to investors in the securitization, called the pass-through rate, is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Our gain on sale of loans in a securitization will be reduced if the spread between the average coupon rate on our fixed rate loans and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization declines. Since our September 1998 mortgage loan securitization, the pass-through rates on the asset-backed securities issued in our securitizations have increased by approximately 1.2%. During this period, the average coupon on our loans securitized has increased 0.7%. Because the coupon on our loans securitized has been relatively high, we have been able to absorb this net reduction in spread and have continued to access the asset-backed securities markets. We estimate that each 0.1% reduction in the spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.25%. See "Interest Rate Risk Management" for further detail. We are continuously monitoring market rate fluctuations, our loan pricing and our hedging strategy in order to attempt to manage these changes and maintain our current level of profitability in connection with the securitization of loans.

         In addition, when the spread is reduced, we could be required to increase the level of overcollateralization which is required to provide additional protection to trust investors. An increase in the amount of overcollateralization would negatively impact the timing of the cash flows from the interest-only strips. See "Securitization Accounting Considerations" for a discussion of overcollateralization amounts.

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon estimated discount rates and prepayment and default assumptions. Together, these two assets represent 61.6% of our total assets at September 30, 2000. The value of our interest-only strips totaled $304.0 million and the value of our servicing rights totaled $82.5 million at September 30, 2000. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment which would adversely affect our income in the period of adjustment. See "Interest Rate Risk Management - Interest-Only Strips and Servicing Rights" for further discussion of the impact of changes in the assumptions described above.

         Our business strategy is dependent upon our ability to identify and emphasize lending related activities that will provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms and to profitably securitize our loans on a regular basis. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition.

Whole Loan Sales

         We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the loans' net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees. Gains from these sales are recorded as fee income.

Subordinated Debt and Other Borrowings

         We also rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay subordinated debt. At September 30, 2000, $417.2 million of subordinated debt was outstanding and warehouse and other credit facilities totaling $633.3 million were available, of which $153.3 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund loans prior to securitization. See "Liquidity and Capital Resources" for a discussion of short-term and long-term liquidity.

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

         At September 30, 2000, investments in interest-only strips in securitizations totaled $304.0 million including investments in overcollateralization of $93.1 million.

         In March 2000, we amended our arrangements with a warehouse lender to include an off-balance sheet mortgage loan conduit facility. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries, and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. As of September 30, 2000, there were $33.3 million in principal amount of loans in the off-balance sheet conduit facility. The on-balance sheet facility was not utilized.

         In July 2000, we established a $200.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility with UBS Warburg. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity ("the facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the facility fails to re-securitize the loans within a specified period, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the conduit facility will be treated as sales for financial reporting purposes. As of September 30, 2000, we had sold approximately $73.5 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $8.7 million.

         The following table provides information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                    Current Balances as of September 30, 2000
                                 ($ in millions)

                                                        2000-3   2000-2  2000-1   1999-4   1999-3   1999-2  1999-1   1998-4   1998-3
                                                        ------   ------  ------   ------   ------   ------  ------   ------   ------
Original balance of loans securitized:
   Business loans......................................   $ 16     $ 28    $ 25     $ 25     $ 28     $ 30   $  16      $ 9    $  17
   Home equity loans...................................    134      275     212      197      194      190     169       71      183
                                                        ------   ------  ------   ------   ------   ------  ------   ------   ------
   Total...............................................   $150     $303    $237     $222     $222     $220   $ 185      $80    $ 200
                                                        ======   ======  ======   ======   ======   ======  ======   ======   ======
Current balance of loans securitized:
   Business loans......................................   $ 16     $ 27    $ 25     $ 25     $ 25     $ 26   $  13      $ 6    $  12
   Home equity loans...................................    134      272     201      181      172      161     136       54      132
                                                        ------   ------  ------   ------   ------   ------  ------   ------   ------
   Total...............................................   $150     $299    $226     $206     $197     $187   $ 149      $60     $144
                                                        ======   ======  ======   ======   ======   ======  ======   ======   ======
Weighted average coupon on loans securitized:
   Business loans...................................... 16.06%   16.01%  16.10%   16.05%   15.78%   15.77%  15.99%   16.04%   15.96%
   Home equity loans................................... 11.52%   11.43%  11.37%   11.10%   10.93%   10.48%  10.66%   10.83%   10.74%
   Total............................................... 12.01%   11.85%  11.88%   11.70%   11.54%   11.22%  11.14%   11.39%   11.16%

Percentage of first mortgage loans.....................    85%      78%     77%      80%      82%      87%     90%      90%      90%
Weighted average loan-to-value.........................    77%      77%     78%      76%      77%      76%     77%      77%      78%
Weighted average remaining term (months) on
  loans securitized....................................    245      252     241      236      240      241     240      240      237

Original balance of Trust Certificates.................  $ 150    $ 300   $ 235    $ 220    $ 219    $ 219   $ 184     $ 79    $ 198
Current balance of Trust Certificates..................  $ 150    $ 293   $ 220    $ 198    $ 188    $ 176   $ 140     $ 56    $ 134
Weighted average pass-through interest rate to Trust
  Certificate holders..................................  7.61%    7.88%   7.78%    7.40%    7.43%    7.12%   6.56%    6.69%    6.32%
Highest Trust Certificate pass-through rate............  7.61%    8.04%   7.93%    7.68%    7.49%    7.13%   6.58%    7.08%    6.43%

Overcollateralization requirements:
Required percentages:
   Initial.............................................  0.00%    0.90%   0.75%    1.00%    1.00%    0.50%   0.50%    1.00%    1.00%
   Final target........................................  4.75%    5.95%   5.95%    5.50%    5.00%    5.00%   5.00%    5.00%    5.00%
   Stepdown overcollateralization......................  9.50%   11.90%  11.90%   11.00%   10.00%   10.00%  10.00%   10.00%   10.00%
Required Amounts:
     Initial...........................................   $ --      $ 3   $   2     $  2     $  2   $    1   $   1     $  1    $   2
     Final target......................................      7       18      14       12       11       11       9        4       10
Current Status:
    Overcollateralization amount.......................   $ --      $ 5   $   6     $  8     $  9   $   10   $   9     $  4    $  10
    Final target reached or anticipated date to reach.. 1/2002   3/2002  2/2002   7/2001   3/2001   1/2001     Yes      Yes      Yes
    Stepdown reached or anticipated date to reach...... 7/2004   5/2004  1/2001  10/2003   7/2003  11/2002  7/2002   3/2002   3/2002

Annual surety wrap fee.................................  0.21%    0.21%   0.19%    0.21%    0.21%    0.19%   0.19%    0.20%    0.20%

Servicing rights:
   Original balance....................................   $  7     $ 10   $  10     $ 10     $ 10    $  10   $   8     $  3    $   7
   Current balance.....................................      7       10      10        9        8        8       6        2        4

                    Current Balances as of September 30, 2000
                                 ($ in millions)

                                                          1998-2   1998-1   1997-2  1997-1   1996-2   1996-1
                                                          ------   ------   ------  ------   ------   ------
Original balance of loans securitized:
   Business loans........................................   $ 15     $ 16     $ 23    $ 22     $ 16     $ 13
   Home equity loans.....................................    105       89       77      53       24        9
                                                          ------   ------   ------  ------   ------   ------
   Total.................................................   $120     $105     $100    $ 75     $ 40     $ 22
                                                          ======   ======   ======  ======   ======   ======
Current balance of loans securitized:
   Business loans........................................   $ 10     $  9     $ 13    $ 10     $  6     $  4
   Home equity loans.....................................     60       46       30      19        6        3
                                                          ------   ------   ------  ------   ------   ------
   Total.................................................   $ 70     $ 55     $ 43    $ 29     $ 12     $  7
                                                          ======   ======   ======  ======   ======   ======
Weighted average coupon on loans securitized:
   Business loans........................................ 15.93%   15.98%   15.89%  15.90%   15.98%   15.87%
   Home equity loans..................................... 10.70%   11.08%   11.54%  11.45%   11.33%   10.61%
   Total................................................. 11.42%   11.92%   12.85%  13.00%   13.43%   13.38%

Percentage of first mortgage loans.......................    87%      79%      77%     73%      73%      71%
Weighted average loan-to-value...........................    77%      74%      74%     70%      66%      67%
Weighted average remaining term (months) on loans
  securitized............................................    212      199      191     169      140      136

Original balance of Trust Certificates...................  $ 118    $ 103     $ 98    $ 73     $ 39     $ 22
Current balance of Trust Certificates....................  $  64    $  49     $ 37    $ 24     $  9     $  5
Weighted average pass-through interest rate to Trust
  Certificate holders....................................  6.50%    6.71%    6.79%   7.42%    7.53%    7.95%
Highest Trust Certificate pass-through rate..............  6.85%    7.15%    7.13%   7.53%    7.53%    7.95%

Overcollateralization requirements:
Required percentages:
   Initial...............................................  1.50%    1.50%    2.00%   3.00%    3.00%       --
   Final target..........................................  5.00%    5.50%    7.00%   8.00%   10.00%    7.00%
   Stepdown overcollateralization........................ 10.00%   11.00%   14.00%  16.00%   20.00%       Na
Required Amounts:
     Initial.............................................  $   2    $   2     $  2    $  2     $  1     $ --
     Final target........................................      6        6        7       6        4        2
Current Status:
    Overcollateralization amount.........................  $   6    $   6     $  6    $  5     $  3     $  2
    Final target reached or anticipated date to reach....    Yes      Yes      Yes     Yes      Yes      Yes
    Stepdown reached or anticipated date to reach........ 6/2001      Yes      Yes     Yes      Yes       na

Annual surety wrap fee...................................  0.22%    0.23%    0.26%   0.26%    0.28%       na

Servicing rights:
   Original balance......................................  $   4    $   4     $  4    $  3     $  2     $  2
   Current balance.......................................      3        2        2       2        1        1


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

         We use a discount rate which we believe is commensurate with the risks involved in our securitization assets. While quoted market prices on comparable interest-only strips are not available, we have performed comparisons of our valuation assumptions and performance experience to others in the non-conventional mortgage industry. We quantify the risks in our securitization assets by comparing the asset quality and performance experience of the underlying securitized mortgage pools to comparable industry performance. We believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rate. From these experience comparisons, we have determined a spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate used to discount our interest-only strips considers our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below.

         o Underlying loan collateral with fixed yields which are higher than others in the non-conventional mortgage industry. Average coupons of securitized loans exceed the industry average by 100 basis points or more. All of our loans have fixed interest rates which are more predictable than adjustable rate loans.

         o Most of our loans include prepayment fees. Approximately 90% to 95% of our business purpose loans have prepayment fees. Approximately 85% to 90% of our home equity loans have prepayment fees. Our experience indicates that prepayment fees increase the prepayment ramp periods and slow annual prepayment speeds which have the effect of increasing the life of the loans securitized.

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

         The assumptions for prepayment rates and credit loss rates are compared to actual experience and adjusted if warranted. The length of time before a pool of mortgage loans reaches its expected constant prepayment rate is referred to as the "prepayment ramp period." It is our policy to maintain the initial assumptions used for the expected constant prepayment rate while a pool of mortgage loans is in the ramp period even though actual experience may be lower. During the ramp period, actual experience both quantitatively and qualitatively is not sufficient to conclude that final actual experience would be materially different than the initial assumptions used. However, if actual prepayment experience is higher than our initial assumptions, and is expected to continue, we adjust our assumptions to actual to avoid the potential of overstating the value of our interest-only strips.

         Due to increases in the volume of loans originated with prepayment fees, we have reduced the initial annual prepayment rate assumption on business loans and lengthened the prepayment ramp period for home equity loans for mortgage loan securitizations beginning with the 1999-1 securitization. Reducing the annual prepayment assumption and lengthening the prepayment ramp period is supported by our experience with loans having prepayment fees, that fewer borrowers will prepay, and those prepaying will do so more slowly. The percentage of home equity loans containing prepayment fees increased from less than 50% of loans originated to over 85% over the nine-month period ending October 31, 1998. As a result of this increase in the percentage of loans originated having prepayment fees, we had lengthened the initial assumptions used for the prepayment ramp period on home equity loans from 12 to 18 months beginning with the 1999-1 mortgage loan securitization through the 2000-1 mortgage loan securitization and to 24 months beginning with the 2000-2 mortgage loan securitization. This increase in the length of the prepayment ramp period for home equity loans was supported by actual cumulative prepayment experience through June 30, 2000, which demonstrated that only 25% of home equity loans having prepayment fees were actually prepaid by the borrowers, while 47% of home equity loans without prepayment fees were prepaid. This cumulative historical performance demonstrates that it is nearly twice as likely that a loan without a prepayment fee will be prepaid.

         The initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization were increased as a result of an increase in the percentage of second mortgage loans and our concerns regarding the current high levels of real estate values. As shown on the table above, "Summary of Selected Mortgage Loan Securitization Trust Information," the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The current high real estate values affected our loss assumptions on recent securitizations because in the event of an economic downturn, the loan-to-value ratios of the recently originated loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. We believe these factors may limit our ability in recent securitizations to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to the 1999-4 mortgage loan securitization generally continue to support the initial credit loss assumptions for those securitizations. The credit loss assumptions in two mortgage loan securitizations have been increased to reflect the higher level of losses experienced.

         The following table provides information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights.

                Summary of Material Mortgage Loan Securitization
        Valuation Assumptions and Actual Experience at September 30, 2000

                                                                 2000-3   2000-2  2000-1   1999-4   1999-3   1999-2  1999-1   1998-4
                                                                 ------   ------  ------   ------   ------   ------  ------   ------
Interest-only strip discount rate:
   Initial valuation.......................................         13%      13%     11%      11%      11%      11%     11%      11%
   Current valuation.......................................         13%      13%     13%      13%      13%      13%     13%      13%
Servicing rights discount rate:
   Initial valuation.......................................         11%      11%     11%      11%      11%      11%     11%      11%
   Current valuation.......................................         11%      11%     11%      11%      11%      11%     11%      11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................................         10%      10%     10%      10%      10%      10%     10%      13%
     Home equity loans.....................................         24%      24%     24%      24%      24%      24%     24%      24%
   Ramp period (months) (a):
     Business loans........................................          24       24      24       24       24       24      24       24
     Home equity loans.....................................          24       24      18       18       18       18      18       12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................................         10%      10%     10%      10%      10%   13.75%     12%   15.25%
     Home equity loans.....................................         24%      24%     24%      24%      24%      24%     24%      24%
   Ramp period (months):
     Business loans........................................          24       24      24       24       24       12      12       12
     Home equity loans.....................................          24       24      24       24       24       24      24       24
   CPR adjusted to reflect ramp:
     Business loans........................................       3.00%    3.30%   4.22%    5.13%    6.04%   13.75%  12.00%   15.25%
     Home equity loans.....................................       2.00%    2.96%   5.83%    8.70%   11.57%   14.43%  17.30%   20.17%
     Blended rate..........................................       2.10%    2.99%   5.66%    8.27%   10.88%   14.34%  16.83%   19.65%
   Actual CPR experience:
     Business loans........................................          --    0.69%   2.91%    1.54%    4.28%   13.74%  12.00%   15.25%
     Home equity loans.....................................          --    4.47%   8.41%   12.30%   10.69%   11.91%  11.92%   12.42%
     Blended rate..........................................          --    4.14%   7.51%    11.8%    9.98%   12.11%  11.93%   12.60%

Credit loss rates:
   Annual credit loss rate:
     Initial assumption....................................       0.40%    0.40%   0.40%    0.30%    0.25%    0.25%   0.25%    0.25%
     Current assumption....................................       0.40%    0.40%   0.40%    0.30%    0.25%    0.25%   0.25%    0.25%
     Actual experience.....................................          --       --   0.20%    0.01%    0.06%    0.02%   0.09%    0.23%
   Cumulative credit loss rate:
     Initial assumption....................................       1.85%    1.85%   1.85%    1.35%    1.20%    1.20%   1.20%    1.20%
     Current assumption....................................       1.85%    1.85%   1.85%    1.35%    1.20%    1.20%   1.20%    1.20%
     Cumulative experience to date.........................         --       --    0.12%    0.01%    0.06%    0.02%   0.14%    0.41%

Servicing fees:
   Contractual fees........................................       0.50%    0.50%   0.50%    0.50%    0.50%    0.50%   0.50%    0.50%
   Ancillary fees..........................................       1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   1.25%    1.25%


(a)The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.

        Valuation Assumptions and Actual Experience at September 30, 2000


                                                                 1998-3   1998-2    1998-1    1997-2    1997-1   1996-2    1996-1
                                                                 ------   ------    ------    ------    ------   ------    ------
Interest-only strip discount rate:
   Initial valuation.......................................       11%       11%       11%       11%      11%       11%       11%
   Current valuation.......................................       13%       13%       13%       13%      13%       13%       13%
Servicing rights discount rate:
   Initial valuation.......................................       11%       11%       11%       11%      11%       11%       11%
   Current valuation.......................................       11%       11%       11%       11%      11%       11%       11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................................       13%       13%       13%       13%      13%       13%       13%
     Home equity loans.....................................       24%       24%       24%       24%      24%       24%       24%
   Ramp period (months) (a):
     Business loans........................................        24        24        24        24       24        24        24
     Home equity loans.....................................        12        12        12        12       12        12        12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................................     13.5%     13.5%       17%       16%      20%       22%       22%
     Home equity loans.....................................       24%       21%    22.25%       25%      25%       26%       20%
   Ramp period (months):
     Business loans........................................        24        24        24        24       24        24        24
     Home equity loans.....................................        24        12        12        12       12        12        12
   CPR adjusted to reflect ramp:
     Business loans........................................    13.50%    13.50%    17.00%    16.00%   20.00%    22.00%    22.00%
     Home equity loans.....................................    23.04%    21.00%    22.25%    25.00%   25.00%    26.00%    20.00%
     Blended rate..........................................    22.26%    19.92%    21.36%    22.35%   23.28%    24.18%    21.08%
   Actual CPR experience:
     Business loans........................................    13.33%    13.37%    16.07%    16.25%   19.59%    22.13%    21.76%
     Home equity loans.....................................    13.47%    20.48%    22.09%    24.82%   24.96%    26.13%    19.12%
     Blended rate..........................................    13.46%    19.58%    21.17%    22.67%   23.29%    24.44%    20.60%

Credit loss rates:
   Annual credit loss rate:
     Initial assumption....................................     0.25%     0.25%     0.25%     0.25%    0.25%     0.25%     0.25%
     Current assumption....................................     0.25%     0.40%     0.40%     0.25%    0.25%     0.25%     0.25%
     Actual experience.....................................     0.21%     0.39%     0.35%     0.19%    0.25%     0.19%     0.22%
   Cumulative credit loss rate:
     Initial assumption....................................     1.20%     1.20%     1.20%     1.20%    1.20%     1.20%     1.20%
     Current assumption....................................     1.20%     1.85%     1.85%     1.20%    1.20%     1.20%     1.20%
     Cumulative experience to date.........................     0.45%     0.91%     0.92%     0.59%    0.91%     0.77%     1.01%

Servicing fees:
   Contractual fees........................................     0.50%     0.50%     0.50%     0.50%    0.50%     0.50%     0.50%
   Ancillary fees..........................................     0.75%     0.75%     0.75%     0.75%    0.75%     0.75%     0.75%

-------------------------------
(a)The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.

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

              Summary of Selected Lease Securitization Information
                    Current Balances as of September 30, 2000
                                 ($ in millions)

                                                                               1999-a         1998-a
                                                                            -----------    ------------
Original balance of leases securitized..................................    $        82    $         80
Current balance of leases securitized...................................    $        51    $         26
Weighted average yield on leases securitized............................         11.17%          12.09%
Weighted average remaining term (months) on leases securitized..........             30              17
Original balance of Trust Certificates..................................    $        78    $         76
Current balance of Trust Certificates...................................    $        48    $         24
Weighted average pass-through interest rate to Trust Certificate Holders          6.55%           6.15%
Overcollateralization requirements......................................             3%              3%
Annual surety wrap fee..................................................          0.29%           0.29%
Valuation Assumptions
Residual interests discount rate:
   Initial valuation....................................................            11%             11%
   Current valuation....................................................            13%             13%
Servicing rights discount rate:
   Initial valuation....................................................            11%             11%
   Current valuation....................................................            11%             11%
   Prepayment rates.....................................................            (a)             (a)
Credit loss rates:
   Annual credit loss rate:
     Initial assumption.................................................          0.50%           0.50%
     Current assumption.................................................          0.70%           0.50%
     Actual experience..................................................          0.63%           0.56%
Servicing Fees:
   Contractual fees.....................................................          0.50%           0.50%
   Ancillary fees.......................................................          0.30%           0.30%

(a) The equipment leasing portfolio has experienced insignificant prepayments, less than 1.5% annualized. Should a lease terminate early, any impact on the valuation of lease securitization assets would be recorded upon termination of the lease.

         Servicing Rights. When loans or leases are sold through a securitization, the servicing on the loans or leases is retained and we capitalize the benefit associated with the rights to service securitized loans and leases based on those servicing rights relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 basis points which is paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders, prepayment fees, late charges, nonsufficient fund fees and other fees which are retained directly by us as servicer as payments are collected from the borrowers.

         Fair value of servicing rights is determined by computing the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees, as described above, net of costs to service expected to be received over the life of the loans or leases securitized. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value. Interest rates are not considered as a predominant risk characteristic for purposes of evaluating impairment. We have generally found that the non-conforming mortgage market is less sensitive to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunity to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing. Also, a majority of loans to our borrowers require prepayment fees. As a result, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows. At September 30, 2000, servicing rights totaled $82.5 million, compared to $74.9 million at June 30, 2000.

Results of Operations

Overview

         For the three months ended September 30, 2000, net income decreased $2.4 million, or 64.3%, to $1.4 million from $3.8 million for the same period in fiscal 2000. Basic earnings per share decreased $0.65 to $0.41 for the three months ended September 30, 2000, on average common shares of 3,324,000, compared to $1.06 on average common shares of 3,580,000 for the same period in fiscal 2000. Diluted earnings per share decreased $0.63 to $0.40 for the three months ended September 30, 2000, on average common shares of 3,379,000 compared to $1.03 on average common shares of 3,685,000 for the same period in fiscal 2000. Dividends of $0.08 per share were paid for the three months ended September 30, 2000 compared to dividends of $0.07 per share for the three months ended September 30, 1999. The common dividend payout ratio based on diluted earnings per share was 20.0% for the first quarter of fiscal 2001 compared to 6.8% for the first quarter of fiscal 2000.

         The decrease in net income and earnings per share primarily resulted from a decrease in the percentage of loans originated during the first quarter of fiscal 2001 that were also securitized during the quarter. We retained on our balance sheet approximately $45 million of loans originated during the first quarter of fiscal 2001 to provide flexibility in structuring future securitizations and to contribute to interest income. In addition employee costs and general administrative expenses increased due to increases in costs to service our managed portfolio which increased 59.0% from September 30, 1999, increases in loan originations of 25.8% and increased costs associated with the level of subordinated debt issued.

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

In fiscal 1999, the Company's Board of Directors initiated a stock repurchase program in view of the price level of the Company's common stock, which was at the time, and has continued to, trade at below book value. In addition, our consistent earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. The Board of Directors recently extended this program to continue through fiscal 2001 and authorized the purchase of 20% of the Company's outstanding shares of common stock.

                            Summary Financial Results
                  (dollars in thousands, except per share data)


                                                                         Three Months Ended
                                                                           September 30,
                                                                    ------------------------      Percentage
                                                                      2000            1999         Increase
                                                                    -------         -------       ----------
Total revenues....................................................  $38,423         $27,820         38.01%
Total expenses....................................................   36,167          21,503         68.02%
Net income........................................................    1,354           3,790        (64.3%)

Return on average equity..........................................    8.58%           25.03%
Return on average assets..........................................    0.88%            3.64%

Earnings per share:
   Basic..........................................................    $0.41            $1.06         (61.3%)
   Diluted........................................................    $0.40            $1.03         (61.2%)
Dividends declared per share......................................    $0.08            $0.07          14.3%

         Total Revenues. For the first three months of fiscal 2001, total revenues increased $10.6 million, or 38.1%, to $38.4 million from $27.8 million for the first three months of fiscal 2000. Growth in total revenues was the result of increases in gains on securitizations of mortgage loans, increases in interest accretion earned on our interest-only strips, increases in interest and fees on loans originated, and increases in servicing income due to the growth of the total managed portfolio.

         Gain on Sale of Loans and Leases. For the three months ended September 30, 2000, gains of $26.1 million were recorded on the securitization of $256.8 million of loans. This was an increase of $7.0 million, or 36.4%, over gains of $19.1 million recorded on securitizations of $210.2 million of loans and leases for the three months ended September 30, 1999.

         The increase in securitization gains for the three months ended September 30, 2000 was primarily due to the higher volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 10.2% for the three months ended September 30, 2000 from 9.1% on loans and leases securitized for the three months ended September 30, 1999. The increase in the gain percentage on loans securitized for the three months ended September 30, 2000 was primarily due to an increase in the spread between the average coupon on loans securitized and the pass-through rate paid to investors and a lower write off for capitalized SFAS No. 91 loan origination costs. These increases more than offset the negative effect of an increase to 13%, in the discount rate used to value the interest-only strips in our first quarter fiscal 2001 securitizations, from 11% used in the first quarter of fiscal 2000.

         The increase in spread for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 resulted from an increase in the average coupon on loan securitized. For loans securitized during the three months ended September 30, 2000, the average coupon was 12.01%, an increase from 11.56% on loans securitized during the three months ended September 30, 1999. The interest rate on trust certificates issued in mortgage loan securitizations during the three months ended September 30, 2000 was 7.61%, an increase from 7.49% during the three months ended September 30, 1999. The resulting net improvement in spread was approximately 0.33%.

         SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires that certain direct loan origination costs related to the time spent successfully originating loans be deferred and recorded as an addition to the cost basis of loans originated. These costs are then recognized as a reduction of the gain on sale recorded at the time loans are securitized. Because of efficiencies and productivity gains achieved in our loan origination businesses, we have reviewed and revised our estimates of costs related to time spent successfully originating loans and have lowered the amount of employee related costs previously deferred and capitalized. See "Employee Related Costs."

         Changes in prepayment ramp and credit loss assumptions from those used in calculating securitization gains in the three months ended September 30, 1999 had an insignificant net impact on the change in securitization gain percentage from the first quarter of fiscal 2000.

         The following schedule details our loan and lease originations (in thousands):

                                                                                   Three Months Ended
                                                                                     September 30,
                                                                      --------------------------------------------
                                                                             2000                       1999
                                                                      ------------------         -----------------
Business purpose loans.............................................         $  29,854                  $ 23,411
Home equity loans..................................................           281,060                   208,262
Equipment leases...................................................                 -                    15,509
                                                                            ---------                  --------
                                                                            $ 310,914                  $247,182
                                                                            =========                  ========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $6.4 million, or 27.5%. This increase was attributable to geographic expansion of American Business Credit's lending program as well as refocused marketing efforts. In the third quarter of fiscal 2000, American Business Credit launched a web site, www.abceasyloan.com, in order to increase its distribution channels for business purpose loans.

         Home equity loans originated by our Consumer Mortgage Group, which includes Upland Mortgage, New Jersey Mortgage and Investment Corp. and Processing Service Center, Inc., increased $72.8 million, or 35.0%. The Consumer Mortgage Group has redirected its marketing mix to focus on targeted direct mail, which delivers more leads at a lower cost than broadcast marketing channels. The Consumer Mortgage Group has continued to phase in advanced Internet technology through its web site, www.UplandMortgage.com. In addition to the ability to take online loan applications and utilize an automated rapid credit approval process, both of which reduce time and manual effort required for loan approval, the site features our proprietary patent-pending Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog.

         Interest and Fees. For the three months ended September 30, 2000, interest and fee income increased $0.5 million, or 10.1%, to $5.2 million from $4.8 million for the three months ended September 30, 1999. Interest and fee income consists primarily of interest income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan originations.

         During the three months ended September 30, 2000, interest income increased $0.3 million, or 13.7%, to $2.2 million from $1.9 million for the three months ended September 30, 1999. The increase was attributable to an increase in our balance of loans and leases available for sale.

         For the three months ended September 30, 2000, fee income increased $0.2 million, or 7.6%, to $3.0 million from $2.9 million for the three months ended September 30, 1999. The increase for the three-month period was the result of increases in application fees and other fees collected in connection with the loan approval and closing process.

         Included in fee income are premiums earned on whole loan sales. Premiums on whole loan sales were $0.4 million for both of the three-month periods ended September 30, 2000 and 1999. The volume of whole loan sales decreased 31.6%, to $16.2 million for the three months ended September 30, 2000 from $23.7 million for the three months ended September 30, 1999 which was offset by an increase in the average premium earned on whole loan sales in the period.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the yield component of cash flows received on interest-only strips. Interest accretion increased $2.8 million, or 103.6%, to $5.6 million in the three-month period ended September 30, 2000 from $2.8 million in the three month period ended September 30, 1999. The increase reflects the growth in the balance of our interest-only strips of $101.8 million, or 50.3%, to $304.0 million at September 30, 2000 from $202.3 million at September 30, 1999. In addition, cash flows from interest-only strips increased $9.1 million, or 111.4%, from the first quarter of fiscal 2000 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels.

         We use a prospective approach to estimate interest accretion. Periodically, we update estimates of residual cash flow from our securitizations. When it is probable that there is a favorable change in estimated residual cash flow from the cash flow previously projected, we recognize a greater percentage of estimated interest accretion earned by the securitization. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows. See "Securitization Accounting Considerations" for additional discussion.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights assets that are recorded at the time loans and leases are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended September 30, 2000, servicing income increased $0.3 million, or 25.7%, to $1.5 million from $1.2 million for the three months ended September 30, 1999.

         The following table summarizes the components of servicing income for the three months ended September 30, 2000 and 1999 (in thousands):

                                                                          September 30,
                                                              -----------------------------------
                                                                   2000               1999
                                                                 --------           ---------
Contractual and ancillary fees.............................      $  5,248           $   3,644
Amortization of servicing rights...........................        (3,753)             (2,455)
                                                                 --------           ---------
Net servicing income.......................................      $  1,495           $   1,189
                                                                 ========           =========

         As an annualized percentage of the average managed portfolio, servicing income for the quarter decreased to 0.30%, from 0.39% in the first quarter of the prior year. The decrease was the result of favorable prepayment experience (lower prepayment fees) in the first quarter of fiscal 2001. In the three-month period ended September 30, 2000, prepayment fees collected as a percentage of the average managed portfolio were 0.05% compared to 0.07% for the three-month period ended September 30, 1999. In the three-month period ended September 30, 2000, amortization as a percentage of the average managed portfolio was 0.19% compared to 0.20% for the three-month period ended September 30, 1999.

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

         Amortization of the servicing rights asset for securitized loans and leases is calculated individually for each securitized pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans and leases. We perform a valuation analysis of servicing rights on a quarterly basis to determine the fair value of our servicing rights. If our valuation analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be recovered. To date, our valuation analysis has not indicated any impairment, other than a $0.7 million writedown recorded in the fourth quarter of fiscal 2000, and no valuation allowance has been required. Impairment is measured as the excess of carrying value over fair value.

         Total Expenses. Total expenses increased $14.7 million, or 68.2%, to $36.2 million for the three months ended September 30, 2000 compared to $21.5 million for the three months ended September 30, 1999. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt and borrowings used to fund loan and lease originations and increases in employee related costs, and general and administrative expenses related to growth in loan originations, the growth of the total managed portfolio and the continued building of support area infrastructure.

         Interest Expense. For the first quarter of fiscal 2001, interest expense increased $5.2 million, or 67.5%, to $12.8 million from $7.6 million for the first quarter of fiscal 2000. The increase was attributable to an increase in the amount of subordinated debt outstanding during the first quarter of fiscal 2001, the proceeds of which were used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems technology and Internet capabilities required to position us for future growth. Average subordinated debt outstanding during the three months ended September 30, 2000 was $405.5 million compared to $230.4 million during the three months ended September 30, 1999. Average interest rates paid on subordinated debt outstanding increased to 10.70% during the three months ended September 30, 2000 from 9.42% during the three months ended September 30, 1999. Rates offered on subordinated debt increased in response to general increases in market rates in fiscal 2000 and to attract funds with a longer average maturity.

         The average outstanding balances under warehouse and other lines of credit were $56.7 million during the three months ended September 30, 2000, compared to $119.7 million during the three months ended September 30, 1999. This decrease was due to the increased utilization of proceeds from the sale of subordinated debt to fund loan originations. Borrowings under warehouse lines of credit are secured by mortgage loans and represent advances of cash to us, usually at 98% of the principal amount of the mortgage loan used as collateral. These borrowings are for a limited duration, generally no more than 270 days, pending the ultimate sale of the mortgage loans through securitization or whole loan sale, either of which will generate the proceeds necessary to retire the borrowing.

         Provision for Credit Losses. The provision for credit losses for the first quarter of fiscal 2001 increased $0.8 million, or 515.6%, to $0.9 million from $0.1 million for the quarter ended September 30, 1999. The increase in the provision for credit losses was due to higher charge-offs during the three months ended September 30, 2000 and an increase in loans and leases available for sale.

The following tables summarize the changes in the allowance for credit losses by loan and lease type for the three month-periods ended September 30, 2000 and 1999 (in thousands):


                                                  Business
                                                  Purpose         Home Equity         Equipment
Three Months Ended September 30, 2000              Loans             Loans             Leases          Total
--------------------------------------------- ---------------- ------------------ --------------- ------------
Balance at beginning of period...........         $    462         $     508          $     319       $  1,289
Provision for credit losses..............               44               370                454            868
(Charge-offs) recoveries, net............               (1)             (145)              (415)          (561)
                                                  --------         ---------          ---------       --------
Balance at end of period.................         $    505         $     733          $     358       $  1,596
                                                  ========         =========          =========       ========



                                                  Business
                                                  Purpose         Home Equity         Equipment
Three Months Ended September 30, 1999              Loans             Loans             Leases          Total
--------------------------------------------- ---------------- ------------------ --------------- ------------
Balance at beginning of period...........         $     26         $     243          $     433       $    702
Provision for credit losses..............               19                91                 31            141
(Charge-offs) recoveries, net............              (21)                2                  9            (10)
                                                  --------         ---------          ---------       --------
Balance at end of period.................         $     24         $     336          $     473       $    833
                                                  ========         =========          =========       =======-

         The higher level of charge-offs in the three months ended September 30, 2000 was primarily attributable to losses we recorded on leases and to losses on securitized loans which we repurchased from the securitization trusts. While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. Under the terms of the trust agreements, a foreclosed loan is one where we as servicer have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase must be 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 125 and other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the three months ended September 30, 2000 and the three years ended June 30, 2000, 1999 and 1998. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases occurred.

      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                                ($ in thousands)

                                          2000-2    2000-1   1999-3   1999-1  1998-4   1998-3   1998-2   1998-1   1997-2   1997-1
                                          ------    ------   ------   ------  ------   ------   ------   ------   ------   ------
Three  months ended September 30, 2000:
   Business loans......................  $   --    $   --   $   --   $   --  $   --   $   --   $  215     $  123  $   245  $   --
   Home equity loans...................     330        --       --       --      --       --       --        870      873      --
                                         ------    ------   ------   ------  ------   ------    -----     ------  -------  ------
      Total............................  $  330    $   --   $   --   $   --  $   --   $   --   $  215     $  993  $ 1,118  $   --
                                         ======    ======   ======   ======  ======   ======    =====     ======  =======  ======
   Number of loans repurchased.........       2        --       --       --      --       --        1         13       11      --
Year ended June 30, 2000:
   Business loans......................  $   --    $   --   $  101   $   --  $   --   $   --   $  827     $   --  $   153  $2,441
   Home equity loans...................      --       167       --       --     363      106    2,588        165       84   1,123
                                         ------    ------   ------   ------  ------   ------    -----     ------  -------  ------
     Total.............................  $   --    $  167   $  101   $   --  $  363   $  106   $3,415     $  165  $   237  $3,564
                                         ======    ======   ======   ======  ======   ======   ======     ======  =======  ======
   Number of loans repurchased.........      --         3        1       --       3        1       24          1        6      35

Year ended June 30, 1999:
   Business loans......................  $   --    $   --   $   --   $   --  $   --   $   --   $   --     $   23  $    --  $   51
   Home equity loans...................      --        --       --       35      15      311       --        277      265     344
                                         ------    ------   ------   ------  ------   ------    -----     ------  -------  ------
     Total.............................  $   --    $   --   $   --   $   35  $   15   $  311   $   --     $  300  $   265  $  395
                                         ======    ======   ======   ======  ======   ======    =====     ======  =======  ======
   Number of loans repurchased.........      --        --       --        1       1        2       --          4        4       6
Year ended June 30, 1998:
   Business loans......................  $   --    $   --   $   --   $   --  $   --   $   --   $   --     $   --  $    --  $   33
   Home equity loans...................      --        --       --       --      --       --       --         --       --      57
                                         ------    ------   ------   ------  ------   ------    -----     ------  -------  ------
     Total.............................  $   --    $   --   $   --   $   --  $   --   $   --   $   --     $   --  $    --  $   90
                                         ======    ======   ======   ======  ======   ======    =====     ======  =======  ======
   Number of loans repurchased.........      --        --       --       --      --       --       --         --       --       2


[RESTUB TABLE]


                                          1996-2   1996-1   Total
                                          ------   ------   -----
Three  months ended September 30, 2000:
   Business loans......................   $  66     $ 163   $  812
   Home equity loans...................      --        --    2,073
                                          -----     -----   ------
      Total............................   $  66     $ 163   $2,885
                                          =====     =====   ======
   Number of loans repurchased.........       1         2       30
Year ended June 30, 2000:
   Business loans......................   $ 337     $ 259   $4,118
   Home equity loans...................     114        --    4,710
                                          -----     -----   ------
     Total.............................   $ 451     $ 259   $8,828
                                          =====     =====   ======
   Number of loans repurchased.........       6         1       81

Year ended June 30, 1999:
   Business loans......................   $  --     $  --   $   74
   Home equity loans...................      --        25    1,272
                                          -----     -----   ------
     Total.............................   $  --     $  25   $1,346
                                          =====     =====   ======
   Number of loans repurchased.........      --         1       19
Year ended June 30, 1998:
   Business loans......................     264     $  --   $  297
   Home equity loans...................     144        --      201
                                          -----     -----   ------
     Total.............................   $ 408     $  --   $  498
                                          =====     =====   ======
   Number of loans repurchased.........       2        --        4


         An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $1.6 million, or 2.1% of gross receivables, at September 30, 2000 compared to $1.3 million, or 2.8% of gross receivables, at June 30, 2000.

         Employee Related Costs. For the first quarter of fiscal 2001, employee related costs increased $4.9 million, to $6.9 million, from $2.0 million in the first quarter of fiscal 2000. The increase was primarily attributable to increased costs to service and collect the larger total managed portfolio, increased costs to support the growth in loan originations, and a reduction in the amount of employee related loan origination costs deferred and capitalized in accordance with SFAS No. 91. The total managed portfolio at September 30, 2000 was $2.1 billion, a 59% increase over the total managed portfolio of $1.3 billion at September 30, 1999. Loan originations for the three months ended September 30, 2000 were $311 million, compared to $247 million for the three months ended September 30, 1999.

         SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires that certain direct loan origination costs related to the time spent successfully originating loans be deferred and recorded as an addition to the cost basis of loans originated. These costs are then recognized as a reduction of the gain on sale recorded at the time loans are securitized. Because of efficiencies and productivity gains achieved in our loan origination businesses, we have reviewed and revised our estimates of costs related to time spent successfully originating loans and have lowered the amount of employee related costs previously deferred and capitalized. See "Gain on Sale of Loans and Leases."

         Sales and Marketing Expenses. For the first quarter of fiscal 2001, sales and marketing expenses decreased $1.5 million, or 20.4%, to $5.7 million from $7.2 million for the first quarter of fiscal 2000. Expenses for direct mail advertising increased $0.9 million for the three months ended September 30, 2000 compared to the prior year three-month period due to increased use of targeted direct mail programs for our loan products. These targeted programs are considered to be more cost effective than the television and radio advertising campaigns utilized into the second quarter of fiscal 2000. Television and radio advertising costs decreased by $2.1 million in the first three months of fiscal 2001 compared to the prior year three-month period. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations.

         General and Administrative Expenses. For the first quarter of fiscal 2001, general and administrative expenses increased $5.3 million, or 117.6% to $9.9 million from $4.5 million for the first quarter of fiscal 2000. The increases were primarily attributable to increases in rent, telephone, office supplies and equipment, expenses associated with real estate owned, professional fees, investments in systems and technology and other expenses incurred as a result of the previously discussed growth in loan originations and the volume of total managed loans and leases and the continued building of support area infrastructure and Internet capabilities.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(in thousands, except per share data)

                                                                                  September 30,     June 30,
                                                                                      2000            2000
                                                                                 --------------- ---------------
Cash and cash equivalents....................................................    $      68,927   $      69,751
Loan and lease receivables, net:
   Available for sale........................................................           76,291          44,132
   Other.....................................................................           14,481          13,002
Interest-only strips.........................................................          304,012         277,872
Servicing rights.............................................................           82,539          74,919
Receivables for sold loans and leases........................................           15,258          51,283
Total assets.................................................................          627,740         592,668

Subordinated debt............................................................          417,244         390,676
Warehouse lines and other notes payable......................................           55,010          50,842
Total liabilities............................................................          564,616         530,553
Total stockholders' equity...................................................           63,124          62,115

Book value per common share..................................................    $       18.99   $       18.69
Debt to tangible equity (a)(d)...............................................             12.0x           11.6x
Adjusted debt to tangible equity (b)(d)......................................              8.8x            8.3x
Subordinated debt to tangible equity (d).....................................              8.9x            8.6x
Interest-only strips adjusted  tangible equity (c)(d)........................              2.8x            2.6x

(a)   Total liabilities to tangible equity.
(b)   Total liabilities less cash and secured borrowings to tangible equity.
(c) Interest-only and residual strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.
(d)   Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $35.0 million, or 5.9%, to $627.7 million at September 30, 2000 from $592.7 million at June 30, 2000 primarily due to increases in Loans and leases available for sale, Interest-only strips and Servicing rights.

         Loans and leases available for sale increased $32.2 million, or 72.9%, to $76.3 million from $44.1 million due to a higher level of originations and a lower level of securitizations during the first quarter of fiscal 2001.

         Activity of our Interest-only strips for the three months ended September 30, 2000 was as follows (in thousands).


Balance at beginning of period......................................................................    $  277,872
Initial recognition of interest-only strips, including initial overcollateralization of $2,331......        27,545
Requiried purchases of additional overcollateralization.............................................         9,649
Interest accretion..................................................................................         5,598
Cash flow from interest-only strips.................................................................       (17,251)
Net adjustments to fair value.......................................................................           599
                                                                                                        ----------
Balance at end of period............................................................................      $304,012
                                                                                                        ==========

         The following table summarizes the purchases of overcollateralization by trust for the three months ended September 30, 2000 and years ended June 30, 2000, 1999 and 1998. See "Securitization Accounting Considerations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                ($ in thousands)


                                              Off-Balance
                                                 Sheet
                                              Facilities    2000-3  2000-2  2000-1  1999-4  1999-3   1999-2   1999-1  1998-4  1998-3
                                              -----------   ------  ------  ------  ------  ------   ------   ------  ------  ------
Three months ended September 30, 2000
Initial overcollateralization................   $  1,720           $   611
Required purchases of additional
  overcollateralization......................         --             2,568  $ 1,584 $ 1,941  $ 1,793  $ 1,615
                                                --------   ------- -------  ------- -------  -------  -------  -----  ------  ------
   Total.....................................   $  1,720        -- $ 3,179  $ 1,584 $ 1,941  $ 1,793  $ 1,615     --      --      --
                                                ========   ======= =======  ======= =======  =======  =======  =====  ======  ======
Year Ended June 30, 2000
Initial overcollateralization................   $  2,909           $ 2,114  $ 1,776 $ 2,222  $ 2,211
Required purchases of additional
  overcollateralization......................         --                --    2,303   4,040    5,125  $ 7,585  $6,601  $1,348 $2,923
                                                --------   ------- -------  ------- -------  -------  -------  ------  ------ ------
   Total.....................................   $  2,909        --  $2,114  $ 4,079 $ 6,262  $ 7,336  $ 7,585  $6,601  $1,348 $2,923
                                                ========   ======= =======  ======= =======  =======  =======  ======  ====== ======
Year ended June 30, 1999:
Initial overcollateralization................                                                         $ 1,100  $  925  $  800 $2,000
Required purchases of additional
  overcollateralization......................                                                              --   1,724   1,852  5,076
                                                --------   ------- -------  ------- -------  -------  -------  ------  ------ ------
   Total.....................................         --        --      --       --      --        -- $ 1,100  $2,649  $2,652 $7,076
                                                ========   ======= =======  ======= =======  =======  =======  ======  ====== ======
Year ended June 30, 1998:
Initial overcollateralization................
Required purchases of additional
  overcollateralization......................
                                                --------   ------- -------  ------- -------  -------  -------  ------  ------ ------
   Total.....................................         --        --      --       --      --       --       --      --      --     --
                                                ========   ======= =======  ======= =======  =======  =======  ======  ====== ======

                     Summary of Mortgage Loan Securitization
                  Overcollateralization Purchases (Continued)
                                ($ in thousands)


                                                1998-2       1998-1      1997-2      1997-1       1996-2      1996-1     Total
                                                ------       ------      ------      ------       ------      ------     -----
Three months ended September 30, 2000
Initial overcollateralization................                                                                            $ 2,331
Required purchases of additional
  overcollateralization......................                                                     $   140      $   8     $ 9,649
                                               --------    --------     --------     --------     --------     ------    -------
   Total.....................................        --          --           --           --     $   140      $   8     $11,980
                                               ========    ========     ========     ========     ========     ======    =======
Year Ended June 30, 2000
Initial overcollateralization................                                                                            $11,232
Required purchases of additional
  overcollateralization......................                                                                            $29,925
                                               --------    --------     --------     --------     --------     ------    -------
   Total.....................................        --          --           --           --           --         --    $41,157
                                               ========    ========     ========     ========     ========     ======    =======
Year ended June 30, 1999:
Initial overcollateralization................                                                                            $ 4,825
Required purchases of additional
  overcollateralization......................  $  4,307    $  2,267     $  1,456                                         $16,682
                                               --------    --------     --------     --------     --------     ------    -------
   Total.....................................  $  4,307    $  2,267     $  1,456           --           --         --    $21,507
                                               ========    ========     ========     ========     ========     ======    =======
Year ended June 30, 1998:
Initial overcollateralization................  $  1,801    $  1,575     $  2,000                                         $ 5,376
Required purchases of additional
  overcollateralization......................         3       1,938        3,544     $  2,972     $  1,334     $  170    $ 9,961
                                               --------    --------     --------     --------     --------     ------    -------
   Total.....................................  $  1,804    $  3,513     $  5,544     $  2,972     $  1,334     $  170    $15,337
                                               ========    ========     ========     ========     ========     ======    =======

         Servicing rights increased $7.6 million, or 10.2%, to $82.5 million from $74.9 million at June 30, 2000, due to the recording of $11.3 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights of $3.8 million for the three months ended September 30, 2000.

         Total liabilities increased $34.1 million, or 6.4%, to $564.6 million from $530.6 million at June 30, 2000 due primarily to an increase in subordinated debt outstanding. For the first three months of fiscal 2001 subordinated debt increased $26.5 million, or 6.8%, to $417.2 million due to sales of subordinated debt used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems and technology. Subordinated debt was 8.9 times tangible equity at September 30, 2000, compared to 8.6 times as of June 30, 2000. See "Liquidity and Capital Resources" for further detail.

Managed Portfolio Quality

     The following table provides data concerning delinquency experience, real estate owned and loss experience for the loan and lease portfolio serviced (dollars in thousands):

                                       September 30, 2000            June 30, 2000            March 31, 2000
                                    --------------------------  ------------------------  ------------------------
                                         Amount        %            Amount       %            Amount       %
        Delinquency by Type         -------------- --------     ------------- ------      ------------- -------
Business Purpose Loans
Total managed portfolio............. $    240,054                $   221,546               $   205,590
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $      1,550      .65%      $       908    .41%       $     1,302     .63%
    61-90 days......................        1,227      .51             1,757    .79                990     .48
    Over 90 days....................       13,851     5.77            11,362   5.13             10,903    5.30
                                     ------------     -----      -----------   -----       -----------    -----
    Total delinquencies............. $     16,628     6.93%      $    14,027   6.33%       $    13,195    6.41%
                                     ============     =====      ===========   =====       ===========    =====
REO................................. $      1,319                $     1,299               $     2,314
                                     ============                ===========               ===========
Home Equity Loans
Total managed portfolio............. $  1,786,801                $ 1,578,038               $ 1,356,772
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $      5,942      .33%      $     6,596    .42%       $     5,965     .44%
    61-90 days......................        7,116      .40             5,659    .36              4,814     .35
    Over 90 days....................       30,117     1.69            27,600   1.75             28,068    2.07
                                     ------------     -----      -----------   -----       -----------    -----
    Total delinquencies............. $     43,175     2.42%      $    39,855    2.53%      $    38,847    2.86%
                                     ============     =====      ===========   =====       ===========    =====
REO................................. $     13,428                $    11,823               $    12,146
                                     ============                ===========               ===========
Equipment Leases
Total managed portfolio............. $    105,458                $   118,956               $   134,854
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $        705      .67%      $       475    .40%       $       597     .44%
    61-90 days......................          347      .33               478    .40                524     .39
    Over 90 days....................          696      .66               992    .83                885     .66
                                     ------------     -----      -----------   -----       -----------    -----
    Total delinquencies............. $      1,748     1.66%      $     1,945   1.63%       $     2,006    1.49%
                                     ============     =====      ===========   =====       ===========    =====
Combined
Total managed portfolio............. $  2,132,313                $ 1,918,540               $ 1,697,216
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $      8,197      .38%      $     7,979    .42%       $     7,864     .46%
    61-90 days......................        8,690      .41             7,894    .41              6,328     .37
    Over 90 days....................       44,664     2.09            39,954   2.08             39,856    2.35
                                     ------------     -----      -----------   -----       -----------    -----
    Total delinquencies............. $     61,551     2.88%      $    55,827   2.91%       $    54,048    3.18%
                                     ============     =====      ===========   =====       ===========    =====
REO................................. $     14,747      .69%      $    13,122    .68%       $    14,460     .85%
                                     ============     =====      ===========   =====       ===========    =====
Losses experienced during the
    three month period(a)(b) :
    Loans........................... $      2,265      .48%      $     1,116    .27%       $       751     .21%
                                                      =====                    =====                      =====
    Leases..........................          453     1.79%              239    .84%               212     .67%
                                     ------------     =====      -----------   =====       -----------    =====
    Total managed portfolio......... $      2,718      .54%      $     1,355    .31%       $       963     .25%
                                     ============     =====      ===========   =====       ===========    =====

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $1.3 million ($0.6 million from charge-offs through the provision for loan losses and $0.7 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.4 million for the three months ended September 30, 2000. Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $515,000 and losses absorbed by loan securitization trusts were $840,000 for the three months ended June 30, 2000. Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $575,000 and losses absorbed by loan securitization trusts were $388,000 for the three months ended March 31, 2000.

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $61.6 million at September 30, 2000 compared to $55.8 million at June 30, 2000 and $54.0 million at March 31, 2000. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") were 2.88% at September 30, 2000 compared to 2.91% at June 30, 2000 and 3.18% at March 31, 2000 on a total managed portfolio of $2.1 billion at September 30, 2000, $1.9 billion at June 30, 2000 and $1.7 billion at March 31, 2000. Delinquent loans and leases held as available for sale (which are included in total delinquencies) at September 30, 2000 were $3.1 million, or 4.0%. In addition, at September 30, 2000, $4.1 million, or 5.3% of available for sale loans were on non-accrual status.

         Real estate owned. Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $14.7 million, or 0.69% of the total managed portfolio at September 30, 2000 compared to $13.1 million or 0.68% and $14.5 million or 0.85%, respectively, at June 30, 2000 and March 31, 2000. The increase in the volume of REO reflects the seasoning of the managed portfolio and the results of loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs. Cash for Keys is a program utilized in select situations, when collateral values of loans support the action, a delinquent borrower may be offered a monetary payment in exchange for the deed to a property held as collateral for a loan. This process eliminates the need to initiate a formal foreclosure process, which could take many months.

         Included in total REO at September 30, 2000 was $2.4 million recorded in our financial statements, and $12.3 million in loan securitization trusts. Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in our financial statements at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

         Loss experience. During the first quarter of fiscal 2001, we experienced net loan and lease charge-offs in our total managed portfolio of $2.7 million. On an annualized basis, net loan charge-offs for the first quarter of fiscal 2001 represent 0.54% of the total managed portfolio. Loss severity experience on delinquent loans generally has ranged from 5% to 15% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. The increase in losses experienced as a percentage of the total managed portfolio for the three months ended September 30, 2000 was primarily attributable to losses experienced from four mortgage loan securitization trusts including losses on several bulk sale transactions and settlements on long-time delinquent credits having loss severity above normally experienced levels. Additionally, the months of July, August and September historically have been active months in the market for REO and we made use of this demand to dispose of REO. The credit loss assumptions in two mortgage loan securitizations have been increased to reflect the higher level of losses experienced. We believe the estimates of credit loss assumptions for our other mortgage loan securitizations remain reasonable. See "Securitization Accounting Considerations" for more detail on credit loss assumptions compared to actual loss experience.

         The business purpose loans we originate have average loan-to-value ratios of 61.0%. The home equity loans we originate have average loan to value ratios of 78.0% and the predominant share of our home mortgage products are first liens as opposed to junior lien loans. We believe these factors may mitigate some potential losses on our managed portfolio.

INTEREST RATE RISK MANAGEMENT

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in U.S. Treasury yields, LIBOR yields and the spread between the effective rate of interest received on loans and leases available for sale or securitized (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through rate to investors for interests issued in connection with securitizations. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans and leases available for sale, interest-only strips, servicing rights and subordinated debt).

         During times of increasing market rates, we would expect our ability to originate loans at rates that will maintain our current level of profitability will become more difficult than during a stable or falling interest rate environment. We address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends in order to continue to originate loans in as profitable a manner as possible.

         A rising rate environment could also unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing interest rate spreads on our securitized loans, which would reduce our cash flows. See "Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

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

                                                            Amount Maturing After September 30, 2000
                                        -----------------------------------------------------------------------------
                                        Months     Months    Months    Months    Months   There-              Fair
                                        1 to 12   13 to 24  25 to 36  37 to 48  49 to 60  after     Total     Value
                                        -------   --------  --------  --------  -------- --------  --------  --------
Rate Sensitive Assets:
Loans and leases available for sale (a) $ 73,477  $     32 $     36   $     41  $     46 $  2,659  $ 76,291  $ 77,239
Interest-only strips..................    41,394    55,803   58,480     55,728    49,246  172,491   433,142   304,012
Servicing rights......................    27,150    22,240   17,351     13,481    10,462   33,318   124,002    82,539
Investments held to maturity..........        59        63       77        100       145      528       972       855
Investments available for sale........       713         -        -          -         -        -       713       735

Rate Sensitive Liabilities:
Fixed interest rate borrowings........  $190,446  $101,786 $ 57,790   $ 19,250  $ 20,109 $ 28,228  $417,609  $418,008
Average interest rate.................    10.05%    11.37%   11.69%     11.42%    12.20%   12.25%    10.92%
Variable interest rate borrowings.....  $ 46,602  $  1,237 $  1,663   $  2,618  $  2,051 $    474  $ 54,645  $ 54,645
Average interest rate.................     8.77%     8.90%    8.90%      8.90%     8.90%    8.90%     8.79%


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

         Hedging strategies may be utilized in an attempt to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of our residual interests in mortgage loans in our conduit facility to be included in the next subsequent securitization. The mortgage loans, loan commitments and mortgage loans underlying residual interests in mortgage conduit pools consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a benchmark rate based on U.S. Treasury securities with a three-year maturity. The U.S. Treasury Department has embarked on a repurchase program as a result of budget surpluses resulting in less liquidity in the Treasury market. As a result the asset backed security market is moving toward pricing that is based on the Eurodollar and the interest rate swap markets. Therefore, we have incorporated Eurodollar futures into our hedging program. We hedge potential rate changes in Treasury securities and Eurodollars with futures contracts on similar underlying securities. This has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item no longer would be recognized as an adjustment to income.

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

         SFAS No. 133 is effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principal of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the three months ended September 30, 2000. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         For the three months ended September 30, 2000, the Company recorded a loss on the fair value of derivative financial instruments of $784 thousand which was offset by a gain of $882 thousand in the fair value of mortgage loans, loan commitments and residual interests in mortgage loans, resulting in a net gain of $98 thousand for the period.

         The following schedule details outstanding hedge positions at September 30, 2000 (in thousands):


                                                        Eurodollar       Forward
                                                         Futures        Treasury
                                                        Contracts         Sales           Total
                                                       -----------   -------------    ------------
Loans available for sale:
  Notional Amount................................       $   35,000       $      --      $  35,000
  Unrealized Losses..............................             (293)             --           (293)
Mortgage Conduit Facility Assets:
  Notional Amount................................           60,000          25,000         85,000
  Unrealized Losses..............................             (534)           (192)          (726)
                                                        ----------        --------      ---------
Total:
  Notional Amount................................       $   95,000        $ 25,000      $ 120,000
  Unrealized Losses..............................             (827)           (192)        (1,019)
                                                        ==========        ========      =========

         There were no hedges of loan commitments at September 30, 2000.

         If market interest rates decreased by 100 basis points, the above hedge positions would result in a loss of approximately $3.6 million. While Treasury rates, Eurodollar rates and the pass-through rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions (e.g. the so-called Russian Crisis in the later part of 1998).

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At September 30, 2000, $127.5 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 7.3% of total debt issued by mortgage loan securitization trusts. In accordance with generally accepted accounting principles, the changes in fair value are recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. It is estimated that a 1.0% increase in one-month LIBOR would decrease the fair value of interest-only strips by approximately $6.0 million.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights are periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. It is estimated that a 100 basis point increase in prepayment rates (for example, from 24% to 25% on home equity loans and from 10% to 11% on business loans) would decrease the fair value of interest-only strips by approximately $6.6 million and the fair value of servicing rights by approximately $1.6 million. See "Securitization Accounting Considerations" for further information regarding these assumptions.

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 95% of business purpose loans and 80% of home equity loans in the total managed portfolio are subject to prepayment fees.

         Subordinated Debt. We also experience interest rate risk to the extent that as of September 30, 2000 approximately $227.1 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

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

         Cash flow from operations and the issuance of subordinated debt fund our remaining cash requirements discussed above. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. Our cash requirements include the obligation to repay maturing subordinated debt. In the process of growing our businesses over the last three years, we have issued subordinated debt to partially fund that growth and to partially fund maturities of subordinated debt. We expect that our historical levels of negative cash flow from operations will decline in the future and then become positive as the rate of increase in our operating cash expenditures begins to level, then decline due to an expected decrease in the rate of growth in loan production and as we realize efficiencies in the infrastructure and loan production channels we have been building and as the cash flows from our interest-only strips increase. Cash flows from operations for the three months ended September 30, 2000 were impacted by the increase in loans available for sale. We retained, rather than securitized, approximately $45 million of loans originated during the three months ended September 30, 2000. While this reduced cash flow in the quarter, it will provide flexibility in structuring future securitizations and contribute to interest income. Our cash balances are sufficient to cover approximately 36.2% of the $190.1 million of subordinated debt maturities due within one year. Cash balances have increased from $4.5 million at June 30, 1998 to $22.3 million at June 30, 1999 to $68.9 million at September 30, 2000.

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

         Subordinated Debt Securities. During the first three months of fiscal 2001, we sold $26.6 million in principal amount of subordinated debt securities, net of redemptions, with maturities ranging between one day and ten years. As of September 30, 2000, $417.2 million of subordinated debt was outstanding. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 30, 2000, we registered an additional $350.0 million of subordinated debt. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities and maturities of subordinated debt. We intend to meet our obligation to repay such debt as it matures with cash flow from operations, cash flows from interest-only strips, and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and our operations. All of our on balance sheet facilities are senior in right of payment to the subordinated debt. The warehouse revolving lines of credit are secured by loan and lease receivables. The other credit facilities are secured with interest-only strips or other assets. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At September 30, 2000, we were in compliance with the terms of all loan covenants.

                                                                                   Amount          Amount
                                                                   Amount        Utilized-on    Utilized-off
(in thousands)                                                    Committed     Balance Sheet   Balance Sheet
                                                               --------------  --------------  --------------
Revolving credit facilities:
Warehouse revolving line of credit, expiring September 2001.   $     250,000   $          --   $      33,312
Warehouse revolving line of credit, expiring October 2000...         150,000          29,071              Na
Warehouse revolving line of credit, expiring December 2000..          25,000           9,118              Na
                                                               -------------   -------------   -------------
Total warehouse facilities..................................         425,000          38,189          33,312
Mortgage funding facility, expiring July 2001...............         200,000              Na          73,534
Revolving line of credit, expiring December 2000............           5,000           5,000              Na
Repurchase agreement........................................           3,314           3,314              Na
                                                               -------------   -------------   -------------
Total revolving credit facilities...........................         633,314          46,503         106,846
Other credit facilities and notes payable:
Commercial paper conduit for lease production, maturity
  Matches underlying leases.................................           9,708           8,142           1,506
Other debt..................................................             365             365              Na
                                                               -------------   -------------   -------------
Total credit facilities.....................................   $     643,387   $      55,010   $     108,352
                                                               =============   =============   =============

Na - not applicable for facility

         Our subsidiaries have an aggregate $250.0 million Interim Warehouse and Security Agreements with Prudential Securities Credit Corporation expiring September 2001 to fund loan originations. The obligations described in these agreements are guaranteed by us. Under these agreements, the subsidiaries may fund loan originations by obtaining advances subject to specific conditions, which bear interest at a specified margin over LIBOR rate. The obligations described in these agreements are collateralized by pledged loans. In March of 2000, these agreements were amended to provide for the sale of loans into an off-balance sheet conduit facility. The combination of on-balance sheet borrowings against the warehouse facility to fund loan originations and the amount of loans sold into the off-balance sheet conduit facility at any point in time is limited to $250 million.

         The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the loans are not re-securitized by the facility, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries, and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. As of September 30, 2000, we had sold approximately $33.3 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $1.5 million.

         We, along with some of our subsidiaries, had a $150.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A. which expired October 1, 2000. Interest rates on the advances under this facility were based upon 30-day LIBOR plus a margin. Obligations under the facility are collateralized by specified pledged loans and other collateral related thereto. Given the increase in the Prudential facility from $150.0 million to $250.0 million and the new $200.0 million facility from UBS Warburg, we intend to renew the facility at a reduced amount. We are currently negotiating a new credit facility with Chase Bank Texas N.A. No assurance can be given that this new credit facility will be extended or, if extended, such extension will be on the same terms described above.

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

         We and our subsidiaries, American Business Credit, HomeAmerican Credit, and New Jersey Mortgage established a $200.0 million facility, which provides for the sale of loans into an off-balance sheet funding facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity ("the facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility has the option to re-securitize the loans, ordinarily using longer-term certificates. If the facility fails to re-securitized the loans within a specified period, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the conduit facility will be treated as sales for financial reporting purposes. As of September 30, 2000, we had sold approximately $73.5 million in principal amount of loans to the conduit facility and recognized gains on those sales totaling approximately $8.7 million.

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

         As of September 30, 2000, $245.1 million of debt was scheduled to mature during the next twelve months which was mainly comprised of maturing subordinated debt and warehouse lines of credit. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the current use of securitizations to fund loan growth, we are also dependent upon other borrowings to fund a portion of our operations. We intend to continue to utilize debt financing to fund operations in the future.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. See "Interest Rate Risk Management" for a discussion of the impact of adopting SFAS 133.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces FASB Statement No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FASB Statement No. 125's provisions without reconsideration.

         SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         SFAS No. 140 is effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number            Description of Agreement
------            ------------------------

27                Financial Data Schedule.





(b)      Reports on Form 8-K:

                 During the quarter ended September 30, 2000 the Company filed a current report on September 28, 2000 which was amended by a current report on Form 8-K/A on October 10, 2000, reporting information under Item 5 with respect to a delay in filing the Company's Annual Report on Form 10-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE:    November 14, 2000              BY:  /s/ Albert W. Mandia
         -----------------                  ----------------------------
                                        Albert W. Mandia
                                        Executive Vice President and
                                        Chief Financial Officer