Form 10-Q
period 2000-12-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2001-02-13
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission File Number: 0-22474


                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   87-0418807
-----------------------------------        ------------------------------------
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

                               Yes  [X]     No  [ ]


As of February 6, 2001, there were 3,070,818 shares of the registrant's Common Stock issued and outstanding.

           American Business Financial Services, Inc. and Subsidiaries

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Information

   Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000..........................................1
   Consolidated Statements of Income for the three and six months ended December 31, 2000 and 1999................2
   Consolidated Statement of Stockholders' Equity for the six months ended December 31, 2000 .....................3
   Consolidated Statements of Cash Flow for the six months ended December 31, 2000 and 1999.......................4
   Notes to Consolidated Financial Statements.....................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............................................53


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

PART I - FINANCIAL INFORMATION
Item 1. Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                               December 31,                  June 30,
                                                                                   2000                        2000
                                                                          ------------------------     --------------------
                                                                                (Unaudited)                   (Note)
Assets
Cash and cash equivalents                                                     $      43,400               $      69,751
Loan and lease receivables, net
   Available for sale (net allowance for loan and lease losses of
       $1,939 at December 31, 2000 and $1,289 at June 30, 2000)                      72,672                      44,132
   Other                                                                             16,718                      13,002
Interest-only strips                                                                339,029                     277,872
Servicing rights                                                                     92,129                      74,919
Receivable for sold loans and leases                                                 14,509                      51,283
Prepaid expenses                                                                      2,790                       2,209
Property and equipment, net                                                          19,886                      17,756
Other assets                                                                         42,868                      41,744
                                                                              -------------               -------------
Total assets                                                                  $     644,001               $     592,668
                                                                              =============               =============
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt                                                             $     430,617               $     390,676
Warehouse lines and other notes payable                                              49,262                      50,842
Accounts payable and accrued expenses                                                38,110                      31,496
Deferred income taxes                                                                27,709                      22,773
Other liabilities                                                                    30,287                      34,766
                                                                              -------------               -------------
Total liabilities                                                                   575,985                     530,553
                                                                              -------------               -------------
Stockholders' Equity
Preferred stock, par value $.001, Authorized, 1,000,000
    shares issued and outstanding, none                                                  --                          --
Common stock, par value $.001, Authorized, 9,000,000 shares
    Issued: 3,642,592 shares at December 31, 2000 and June 30,
    2000 (including treasury shares of 421,418 at December 31,
    2000 and 318,918 June 30, 2000)                                                       4                           4
Additional paid-in capital                                                           24,366                      24,291
Accumulated other comprehensive income                                                8,648                       5,458
Retained earnings                                                                    40,075                      36,850
Treasury stock: 421,418 shares at December 31, 2000 and
    318,918 shares at June 30, 2000.                                                 (4,477)                     (3,888)
                                                                              -------------               -------------
                                                                                     68,616                      62,715
Note receivable                                                                        (600)                       (600)
                                                                              -------------               -------------
Total stockholders' equity                                                           68,016                      62,115
                                                                              -------------               -------------
Total liabilities and stockholders' equity                                    $     644,001               $     592,668
                                                                              =============               =============

Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.

          See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                             Three Months Ended                   Six Months Ended
                                                                December 31,                        December 31,
                                                     ------------------------------------  -------------------------------
                                                             2000              1999              2000             1999
                                                     ------------------- ----------------  ---------------    ------------
Revenues
Gain on sale of loans and leases                     $           31,009  $        20,492   $        57,099    $     39,613
Interest and fees                                                 6,017            4,737            11,255           9,497
Interest accretion on interest-only strips                        5,821            4,316            11,419           7,065
Servicing income                                                  1,666            1,050             3,161           2,239
Other income                                                          2                2                 4               3
                                                     ------------------  ---------------   ---------------    ------------
Total revenues                                                   44,515           30,597            82,938          58,417
                                                     ------------------  ---------------   ---------------    ------------
Expenses
Interest                                                         14,057            8,417            26,864          16,063
Provision for credit losses                                         540              568             1,408             709
Employee related costs                                            7,156            2,527            14,063           4,522
Sales and marketing                                               6,034            6,677            11,752          13,864
General and administrative                                       12,725            6,145            22,592          10,679
                                                     ------------------  ---------------   ---------------    ------------
Total expenses                                                   40,512           24,334            76,679          45,837
                                                     ------------------  ---------------   ---------------    ------------
Income before provision for income taxes                          4,003            6,263             6,259          12,580
Provision for income taxes                                        1,602            2,505             2,504           5,032
                                                     ------------------  ---------------   ---------------    ------------
Net Income                                           $            2,401  $         3,758   $         3,755    $      7,548
                                                     ==================  ===============   ===============    ============
Earnings per common share:
   Basic                                             $             0.72  $          1.10   $          1.13    $       2.16
                                                     ==================  ===============   ===============    ============
   Diluted                                           $             0.72  $          1.08   $          1.12    $       2.11
                                                     ==================  ===============   ===============    ============
Average common shares:
   Basic                                                          3,309            3,397             3,316           3,489
                                                     ==================  ===============   ===============    ============
   Diluted                                                        3,328            3,478             3,367           3,571
                                                     ==================  ===============   ===============    ============


          See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                             (amounts in thousands)
                                   (unaudited)

                                                     Common Stock
                                              --------------------------                   Accumulated
                                                Number of                   Additional        Other
                                                  Shares                      Paid-In     Comprehensive      Retained
                                               Outstanding       Amount       Capital         Income         Earnings
                                              -------------   ----------   ------------  ---------------  ------------
Balance June 30, 2000....................          3,324       $      4     $    24,291    $     5,458     $    36,850
Comprehensive income:
  Net income.............................             --             --              --             --           3,755
  Unrealized gain on interest-only strips             --             --              --          3,190              --
                                              ----------       --------     -----------    -----------     -----------
Total comprehensive income...............             --             --              --          3,190           3,755

Issuance of non-employee stock options...             --             --              75             --              --
Repurchase of treasury shares............           (103)            --              --             --              --
Cash dividends ($0.16 per share).........             --             --                             --            (530)
                                              ----------       --------     -----------    -----------     -----------
Balance December 31, 2000                          3,221       $      4     $    24,366    $     8,648     $    40,075
                                              ==========       ========     ===========    ===========     ===========


[RESTUB]



                                                                                    Total
                                                   Treasury          Note        Stockholders'
                                                     Stock        Receivable        Equity
                                                -------------   -------------   --------------
Balance June 30, 2000....................        $    (3,888)     $     (600)    $    62,115
Comprehensive income:
  Net income.............................                 --              --           3,755
  Unrealized gain on interest-only strips                 --              --           3,190
                                                  ----------      ----------      ----------
Total comprehensive income...............                 --              --           6,945

Issuance of non-employee stock options...                 --              --              75
Repurchase of treasury shares............               (589)             --            (589)
Cash dividends ($0.16 per share).........                                 --            (530)
                                                  ----------      ----------      ----------
Balance December 31, 2000                         $   (4,477)     $     (600)     $   68,016
                                                  ==========      ==========      ==========


          See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                  -----------------------------------
                                                                                       2000                  1999
                                                                                  --------------        -------------
Cash Flow from Operating Activities:
Net income                                                                        $      3,755          $     7,548
Adjustments to reconcile net income to net cash
   used in operating activities:
         Gain on sale of loans and leases                                              (57,099)             (39,613)
         Depreciation and amortization                                                  13,038                8,733
         Interest accretion on interest-only strips                                    (11,419)              (7,065)
         Provision for credit losses                                                     1,408                  709
         Accounts written off, net                                                        (758)              (1,072)
Loans and leases originated for sale                                                  (620,391)            (536,381)
Proceeds from sale of loans and leases                                                 570,233              500,636
Principal payments on loans and leases                                                   3,649                2,383
Increase in accrued interest and fees on loan and
   lease receivables                                                                   (3,716)              (2,040)
Purchase of initial overcollateralization on securitized
   loans and leases                                                                     (2,211)              (4,375)
Required purchase of additional overcollateralization on
   securitized loans and leases                                                        (19,777)             (12,411)
Cash flow from interest-only strips                                                     35,310               19,981
Decrease (increase) in receivable for loans and leases sold                             38,350              (19,313)
Increase in prepaid expenses                                                              (581)              (1,798)
Increase in accounts payable and accrued expenses                                        6,614                5,981
Increase in deferred income taxes                                                        2,833                5,881
Decrease in loans in process                                                            (9,390)             (10,199)
Other, net                                                                              (5,908)               1,123
                                                                                  ------------          -----------
Net cash used in operating activities                                                  (56,060)             (81,292)
                                                                                  ------------          -----------
Cash Flows from Investing Activities:
   Purchase of property and equipment, net                                              (5,112)              (6,122)
   Sales, redemptions or maturities of investments                                         238                   11
                                                                                  ------------          -----------
Net cash used in investing activities                                             $     (4,874)         $    (6,111)
                                                                                  ------------          -----------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                              December 31,
                                                                                  -----------------------------------
                                                                                      2000                  1999
                                                                                  --------------        -------------
Cash Flow from Financing Activities:
   Proceeds from issuance of subordinated debt                                    $     83,403          $    89,806
   Redemptions of subordinated debt                                                    (43,462)             (35,322)
   Net borrowings on revolving lines of credit                                           1,168               35,692
   Principal payments on lease financing facility                                       (1,954)                   -
   Repayments of repurchase agreement                                                     (490)                   -
   Repayments of other notes payable                                                      (303)              (1,714)
   Financing costs incurred                                                             (2,660)              (1,384)
   Cash dividends paid                                                                    (530)                (497)
   Exercise of employee stock options                                                        -                  150
   Repurchase of treasury stock                                                           (589)              (2,807)
                                                                                  ------------          -----------
Net cash provided by financing activities                                               34,583               83,924
                                                                                  ------------          -----------
   Net decrease in cash and cash equivalents                                           (26,351)              (3,479)
   Cash and cash equivalents, beginning of period                                       69,751               22,395
                                                                                  ------------          -----------
   Cash and cash equivalents, end of period                                       $     43,400          $    18,916
                                                                                  ============          ===========
Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                    $     18,812          $    11,606
                                                                                  ============          ===========
      Income taxes                                                                $        528          $         -
                                                                                  ============          ===========

           See accompanying note to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.       Basis of Financial Statement Presentation

         American Business Financial Services, Inc., together with its subsidiaries (the "Company"), is a diversified financial service company operating throughout the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets and conventional first mortgage and home equity loans, typically to credit impaired borrowers secured by first and second mortgages. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used to fund loan originations and the Company's operations.

         Prior to December 31, 1999 the Company also originated equipment leases. Effective December 31, 1999 the Company de-emphasized the leasing origination business as a result of its strategy of focusing on its most profitable lines of business. The Company is continuing to service the remaining leases in its managed portfolio which totaled $91.6 million at December 31, 2000.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2001. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

         Certain prior period financial statement balances have been reclassified to conform to current period presentation.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000

1.       Basis of Financial Statement Presentation - (Continued)

         the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

         SFAS No. 133 was effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principal of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the six months ended December 31, 2000. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         In September 2000, the FASB issued the Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces FASB Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

         SFAS No. 140's standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000


2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held by the Company were as follows (in thousands):

                                                                December 31,         June 30,
                                                                    2000               2000
                                                              ---------------      -----------
Real estate secured loans.................................      $  58,058           $  26,589
Leases, net of unearned income of $1,946 and $2,503.......         16,553              18,832
                                                                ---------           ---------
                                                                   74,611              45,421
Less: Allowance for credit losses on loans and leases
   available for sale.....................................          1,939               1,289
                                                                ---------           ---------
                                                                $  72,672           $  44,132
                                                                =========           =========

         At December 31, 2000 and June 30, 2000, the accrual of interest was suspended on real estate secured loans of $4.2 million and $4.3 million, respectively.

3.       Interest-Only Strips

         Activity for interest-only strips for the six-month periods ended December 31, 2000 and 1999 were as follows (in thousands):

                                                                          December 31,
                                                                -----------------------------
                                                                   2000               1999
                                                                ---------           ---------
Balance at beginning of period............................      $ 277,872           $ 178,218
Initial recognition of interest-only strips, including
   initial overcollateralization of $2,211 and $4,375.....         59,978              53,576
Required purchases of additional overcollateralization....         19,777              12,411
Interest accretion........................................         11,419               7,065
Cash flow from interest-only strips.......................        (35,310)            (19,981)
Net adjustments to fair value.............................          5,293                 948
                                                                ---------           ---------
Balance at end of period..................................      $ 339,029           $ 232,237
                                                                =========           =========

         Interest-only strips include overcollateralization balances that represent excess principal balances of loans and leases in securitization trusts over investor interests maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains cash flows until overcollateralization requirements, which are specific to each securitization, are met. At December 31, 2000, the Company's investment in overcollateralization was $102.4 million.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000

4.       Servicing Rights

         Activity for servicing rights for the six-month periods ended December 31, 2000 and 1999 were as follows (in thousands):

                                                                          December 31,
                                                                -----------------------------
                                                                    2000              1999
                                                                ---------           ---------
Balance at beginning of period............................      $  74,919           $  43,210
Initial recognition of servicing rights...................         25,377              19,915
Amortization..............................................         (8,167)             (5,330)
                                                                ---------           ---------
Balance at end of period..................................      $  92,129           $  57,795
                                                                =========           =========

         Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on the predominant risk characteristic, which consists of loan type. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis
         - Securitization Accounting Considerations." Impairments, if they occurred, would be recognized in a valuation allowance for each impaired stratum in the period of adjustment. As of December 31, 2000, no valuation allowance for impairment was required.

5.       Other Assets

         Other assets were comprised of the following (in thousands):

                                                               December 31,          June 30,
                                                                   2000                2000
                                                               ------------         ---------
Goodwill, net of accumulated amortization of $3,804
   and $3,132..............................................     $  15,793           $  16,465
Financing costs, debt offering costs, net of accumulated
   amortization of $6,970 and $5,467.......................         7,890               6,244
Due from securitization trusts for servicing related
   activities..............................................        11,444              10,075
Other .....................................................         4,784               5,605
Real estate owned..........................................         1,499               1,659
Investments held to maturity...............................           963                 983
Investments available for sale (U.S. Treasury Securities)..           495                 713
                                                                ---------           ---------
                                                                $  42,868           $  41,744
                                                                =========           =========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000

6.       Subordinated Debt and Warehouse Lines and Other Notes Payable

         Subordinated debt was comprised of the following (in thousands):

                                                               December 31,         June 30,
                                                                   2000               2000
                                                               ------------        ----------
Subordinated debentures (a)...............................      $ 421,511           $ 379,836
Subordinated debentures - money market notes(b)...........          9,106              10,840
                                                                ---------           ---------
Total subordinated debentures.............................      $ 430,617           $ 390,676
                                                                =========           =========

         Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                December 31,         June 30,
                                                                    2000               2000
                                                                ------------        ---------
Warehouse and operating revolving line of credit (c) .....       $  24,750          $       -
Warehouse revolving line of credit (d)....................           8,069              3,861
Warehouse revolving line of credit (e)....................           5,688                250
Warehouse revolving line of credit (f)....................               -             28,229
Revolving line of credit (g)..............................               -              5,000
Repurchase agreement (h)..................................           3,116              3,606
Lease funding facility (i)................................           7,385              9,339
Other debt................................................             254                557
                                                                ----------          ---------
Total warehouse lines and other notes payable.............      $   49,262          $  50,842
                                                                ==========          =========

        (a) Subordinated debentures due January 2001 through December 2010, interest rates ranging from 7.00% to 12.50%; subordinated to all of the Company's senior indebtedness.
        (b) Subordinated debentures-money market notes due upon demand, interest rate at 6.15%; subordinated to all of the Company's senior indebtedness.
        (c) $50 million warehouse and operating revolving line of credit expiring December 2001, interest rates ranging from LIBOR plus 1.5% to LIBOR plus 2.0%, collateralized by certain loan receivables and certain interest-only strips from securitization trusts. At any time the amount drawn for operating purposes is limited to $5 million.
        (d) $25 million warehouse revolving line of credit expiring February 2002, interest rates at LIBOR plus 1.75%, collateralized by certain loan receivables.
        (e) $250 million warehouse line of credit expiring March 2001, interest rate of LIBOR plus 1.0%, collateralized by certain loan receivables. The combination of on-balance sheet borrowings against the warehouse facility to fund loan originations and the amount of loans sold into the off-balance sheet conduit facility at any point in time is limited to $250 million at December 31, 2000. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to dispose of the loans, ordinarily by re-securitizing them. If the loans are not re-securitized by the facility, the third

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000

                party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries, and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. As of December 31, 2000, approximately $42.5 million in principal amount of loans was in the conduit facility.
        (f) $150 million warehouse revolving line of credit expired October 2000, interest rates ranged from LIBOR plus 1.375% to 2.0%, collateralized by certain loan receivables.
        (g) $5 million revolving line of credit expired December 2000, interest rate of LIBOR plus 2.0%, collateralized by certain interest-only strips in securitization trusts.
        (h) Repurchase agreement due January 2001, interest rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.
        (i) Lease funding facility matures through December 2004, interest rate of LIBOR plus 1.775%, collateralized by certain lease receivables.

         Under a registration statement declared effective by the Securities and Exchange Commission on October 30, 2000, we registered $350 million of subordinated debt. As of December 31, 2000, $314.8 million of debt was available for future issuance. The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. There is no limit on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

         In July 2000, the Company established a $200.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, the Company sells the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. The Company has no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility has the option to dispose of the loans, ordinarily by resecuritizing them. If the loans are not re-securitized, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from the Company; and as a result, transfers to the conduit facility are treated as sales for financial reporting purposes. As of December 31, 2000, approximately $61.6 million in principal amount of loans was in the conduit facility.

         In January 2001, the Company established a $200 million warehouse line of credit which will be used to fund on-balance sheet financing of loan receivables. The facility expires January 2002. The interest rate on the facility is based on LIBOR plus a margin ranging from 0.95% to 1.15%.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000

7.       Derivative Financial Instruments

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain liabilities in derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

         SFAS No. 133 was effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principal of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the six months ended December 31, 2000. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         For the six months ended December 31, 2000, the Company recorded a loss on the fair value of derivative financial instruments of $4.3 million which was offset by gains from the securitization of loans during the period. There were no derivative contracts or unrealized gains or losses from derivative contracts outstanding at December 31, 2000.

         The primary market risk exposure that the Company faces is interest rate risk. Interest rate risk occurs due to potential changes in interest rates between the date fixed rate loans are originated and the date of securitization. The Company may utilize hedging strategies to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days.

         These strategies may include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of residual interests in mortgage loans in the Company's conduit facilities which we would expect to be

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000

7.       Derivative Financial Instruments (continued)

         included in a permanent securitization at a future date. The mortgage loans, loan commitments and mortgage loans underlying the residual interests in the conduit facilities consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above a benchmark rate based on Eurodollars or interest rate swap yield curves with a three-year maturity. The Company may hedge potential rate changes in Eurodollars or interest rate swap yield curves with futures contracts or forward sales contracts on a similar underlying security. This has provided strong correlation between our hedge contracts and the ultimate pricing we have received on the subsequent securitizations. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item no longer would be recognized as an adjustment to income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management" for further discussion of the Company's use of derivative financial instruments.

8.       Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):

                                                                Three Months Ended                Six Months Ended
                                                                    December 31,                     December 31,
                                                          -----------------------------      --------------------------
                                                               2000             1999             2000           1999
                                                          --------------    -----------      ------------    ----------
Earnings
(a) Net Income                                            $        2,401    $     3,758      $      3,755    $    7,548
Average Common Shares
(b) Average common shares outstanding                              3,309          3,397             3,316         3,489
    Average potentially dilutive shares                               19             81                51            82
                                                          --------------    -----------      ------------    ----------
(c) Average common and potentially
    dilutive shares                                                3,328          3,478             3,367         3,571
                                                          ==============    ===========      ============    ==========
Earnings Per Common Share
Basic (a/b)                                               $         0.72    $      1.10      $       1.13    $     2.16
Diluted (a/c)                                             $         0.72    $      1.08      $       1.12    $     2.11

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000


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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2000

9.       Segment Information (continued)

                                                         Treasury
Six months ended December 31, 2000           Loan           and                                    Reconciling
(in thousands)                           Origination      Funding         Servicing    All Other      Items       Consolidated
                                         -----------     ---------       ------------  ---------    ----------    ------------
External revenues:
   Gain on sale of loan and leases.       $ 57,099       $      -         $      -     $       -    $      -       $   57,099
   Interest income.................          3,535            617              919        11,419           -           16,490
   Non-interest income.............          6,052              -           11,308             -      (8,011)           9,349
Inter-segment revenues.............              -         28,617                -        23,652     (52,269)               -
Operating expense:
   Interest expense................         11,381         23,670              292        20,138     (28,617)          26,864
   Non-interest expense............         17,374          6,121            9,075        13,520           -           46,090
   Depreciation and amortization...          1,845             65              402         1,413           -            3,725
   Inter-segment expense...........         31,663              -                -             -     (31,663)               -
Income tax expense.................          1,770           (249)             983             -           -            2,504
                                          --------       --------         --------     ---------    --------       ----------
Net income.........................       $  2,653       $   (373)        $  1,475     $       -    $      -       $    3,755
                                          ========       ========         ========     =========    ========       ==========
Segment assets.....................       $100,934       $103,203         $ 96,101     $ 343,763    $      -       $  644,001
                                          ========       ========         ========     =========    ========       ==========


                                                         Treasury
Six months ended December 31, 1999           Loan           and                                    Reconciling
(in thousands)                           Origination      Funding         Servicing    All Other      Items       Consolidated
                                         -----------     ---------       ------------  ---------    ----------    ------------
External revenues:
   Gain on sale of loan and leases..      $  39,613      $      -         $      -     $       -    $      -       $   39,613
   Interest income..................          2,553           550              549         7,015           -           10,667
   Non-interest income..............          5,846             -            6,780             -      (4,489)           8,137
Inter-segment revenues..............              -        17,224                -         4,715     (21,939)               -
Operating expense:
   Interest expense.................         10,577        11,956              100        10,654     (17,224)          16,063
   Non-interest expense.............         18,420         4,235            3,855           676           -           27,186
   Depreciation and amortization....          2,036            19              133           400           -            2,588
   Inter-segment expense............          9,204             -                -             -      (9,204)               -
Income tax expense..................          3,110           626            1,296             -           -            5,032
                                          ---------      --------         --------     ---------    --------       ----------
Net income..........................      $   4,665      $    938         $  1,945     $       -    $      -       $    7,548
                                          =========      ========         ========     =========    ========       ==========
Segment assets......................      $ 141,036      $ 76,511         $ 58,500     $ 215,851    $      -          491,898
                                          =========      ========         ========     =========    ========       ==========

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

General

         American Business Financial Services, Inc. is a diversified financial services company operating throughout the United States. We originate, sell and service business purpose loans, home equity loans and conventional first mortgage loans through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program whereby we purchase home equity loans from financial institutions that meet our underwriting criteria but do not meet the underwriting guidelines of the selling institutions for loans to be held in the portfolio of the selling institutions. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization. The loans are originated by the selling institution and immediately sold to us. Loans originated primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. We originate loans through a combination of channels including a centralized processing center located in Bala Cynwyd, Pennsylvania and a retail branch network of 13 offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and our operations and for general corporate purposes.

         During the first six months of fiscal 2001, declines in market interest rates resulted in interest rate spreads related to our securitized loans improving approximately 1.00% from the fourth quarter of fiscal 2000. Spread refers to the difference between the average coupon rate on our fixed rate loans, and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization. There can be no assurances that interest rates will continue to decline or remain at current levels.

However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of profitability would become more difficult than during a stable or falling interest rate environment. We would address the challenge presented by a rising rate environment by carefully monitoring our product pricing, the actions of our competition, market trends, and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "Interest Rate Risk Management - Loans and Leases Available for Sale" for a discussion of our hedging strategies.

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

         Prior to December 31, 1999 we also originated equipment leases. Effective December 31, 1999, we de-emphasized the leasing origination business in keeping with our strategy of focusing on our most profitable lines of business. We are continuing to service the remaining leases in our managed portfolio, which totaled $91.6 million in gross receivables at December 31, 2000 and we may from time to time consider originating or purchasing new leases.

         A focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice and the U.S. Department of Housing and Urban Development relates to predatory lending practices by companies in our industry. Sanctions have been imposed on selected industry competitors for practices including but not limited to charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. We have reviewed our lending policies in light of these actions against other lenders and we believe we are in compliance with all lending related guidelines. To date, no sanctions or recommendations from governmental regulatory agencies regarding our practices related to predatory lending have been imposed. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability.

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

         The following table summarizes the volume of loan and lease securitizations and whole loan sales for the three and six month periods ended December 31, 2000 and 1999 (in millions):

                                                            Three Months Ended          Six Months Ended
                                                                December 31,               December 31,
                                                          ----------------------      ----------------------
Securitizations:                                            2000         1999           2000          1999
                                                         --------      --------       --------      --------
Business loans.....................................      $  27.5       $   27.4       $  50.7       $   51.7
Home equity loans..................................        256.5          209.3         490.1          386.0
Equipment leases...................................            -              -             -            9.3
                                                         -------       --------       -------       --------
   Total...........................................      $ 284.0       $  236.7       $ 540.8       $  447.0
                                                         =======       ========       =======       ========
Gain on sale of loans and leases through
   securitization..................................      $  31.0       $   20.5       $  57.1       $   39.6
Securitization gains as a percentage of total
   revenue.........................................         69.6%          67.0%         68.9%          67.8%
Whole loan sales...................................      $  23.0       $   26.7       $  39.2       $   50.4
Premiums on whole loan sales.......................      $   0.7       $    0.4       $   1.1       $    0.8

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

         Several factors affect our ability to complete securitizations on a profitable basis, including conditions in the securities markets generally, such as fluctuations in interest rates described below and conditions in the asset-backed securities markets relating to the types of financial assets we originate and credit quality of the managed portfolio of loans which include loans we hold as available for sale and securitized loans that we service. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         During the first six months of fiscal 2001, declines in market interest rates resulted in an improvement in interest rate spreads related to our securitized loans of approximately 1.0%. Spread refers to the difference between the average coupon rate on our fixed rate loans, and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization. From our September 1998 mortgage loan securitization through the December 2000 mortgage loan securitization, the pass-through rates on the asset-backed securities issued in our securitizations had increased by approximately 0.7%. Because the coupon on our loans securitized has been relatively high, we were able to absorb this increase in pass-through rates and have continued to access the asset-backed securities markets. During the same period of September 1998 through December 2000, the average coupon on our loans securitized increased 0.9%, which more than offset the increase in pass-through rates. There can be no assurances that spreads will continue to improve or remain at current levels.

         A rising interest rate environment could negatively impact the profitability of our future securitizations by decreasing spreads. Although the loan coupon rate is fixed at the time the loan is originated, the pass-through rate paid to investors in the securitization is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Our gain on sale of loans in a securitization will be reduced if the spread between the average coupon rate on our fixed rate loans and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization declines. We estimate that each 0.1% reduction in the spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.25%. See "Interest Rate Risk Management" for further detail. We are continuously monitoring market rate fluctuations, our loan pricing and our hedging strategy in order to attempt to manage these changes and maintain our current level of profitability in connection with the securitization of loans.

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

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon estimated discount rates and prepayment and default assumptions. Together, these two assets represent 66.9% of our total assets at December 31, 2000. The value of our interest-only strips totaled $339.0 million and the value of our servicing rights totaled $92.1 million at December 31, 2000. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment which would adversely affect our income in the period of adjustment. See "Interest Rate Risk Management - Interest-Only Strips and Servicing Rights" for further discussion of the impact of changes in the assumptions described above.

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

Subordinated Debt and Other Borrowings

         We also rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay maturing subordinated debt. At December 31, 2000, $430.6 million of subordinated debt was outstanding and warehouse and other revolving credit facilities totaling $525.0 million were available, of which $142.5 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund loans prior to securitization. See "Liquidity and Capital Resources" for a discussion of short-term and long-term liquidity.

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

         At December 31, 2000, investments in interest-only strips in securitizations totaled $339.0 million, including investments in overcollateralization of $102.4 million.

         In March 2000, we amended our arrangements with a warehouse lender to include an off-balance sheet mortgage loan conduit facility. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to dispose of the loans, ordinarily by re-securitizing them. If the loans are not re-securitized, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes. As of December 31, 2000, there were $42.5 million in principal amount of loans in the off-balance sheet conduit facility. Approximately $5.7 million of the on-balance sheet facility was utilized.

         In July 2000, we established a $200.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility with UBS Warburg. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility has the option to dispose of the loans, ordinarily by re-securitizing them. If the loans are not re-securitized, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the conduit facility will be treated as sales for financial reporting purposes. As of December 31, 2000, there were $61.6 million in principal amount of loans in the conduit facility.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.


       Summary of Selected Mortgage Loan Securitization Trust Information
                    Current Balances as of December 31, 2000
                              (dollars in millions)

                                               2000-4   2000-3  2000-2   2000-1   1999-4   1999-3  1999-2   1999-1   1998-4
                                               ------   ------  ------   ------   ------   ------  ------   ------   ------
Original balance of loans securitized:
   Business loans............................. $   27   $   16  $   28   $   25   $   25   $   28  $   30   $   16   $    9
   Home equity loans..........................    248      134     275      212      197      194     190      169       71
                                               ------   ------  ------   ------   ------   ------  ------   ------   ------
   Total...................................... $  275   $  150  $  303   $  237   $  222   $  222  $  220   $  185   $   80
                                               ======   ======  ======   ======   ======   ======  ======   ======   ======
Current balance of loans securitized:
   Business loans............................. $   27   $   16  $   27   $   24   $   24   $   24  $   26   $   12   $    6
   Home equity loans..........................    247      131     263      194      173      163     153      127       51
                                               ------   ------  ------   ------   ------   ------  ------   ------   ------
   Total...................................... $  274   $  147  $  290   $  218   $  197   $  187  $  179   $  139   $   57
                                               ======   ======  ======   ======   ======   ======  ======   ======   ======
Weighted average coupon on loans securitized:
   Business loans............................. 16.08%   16.06%  16.01%   16.10%   16.05%   15.78%  15.77%   15.99%   16.05%
   Home equity loans.......................... 11.61%   11.52%  11.42%   11.37%   11.09%   10.91%  10.47%   10.65%   10.81%
   Total...................................... 12.05%   12.01%  11.85%   11.90%   11.69%   11.54%  11.22%   11.10%   11.36%

Percentage of first mortgage loans............    85%      85%     78%      77%      80%      82%     88%      90%      90%
Weighted average loan-to-value................    70%      70%     74%      77%      76%      74%     76%      77%      77%
Weighted average remaining term (months) on
   loans securitized .........................    242      241     250      239      233      236     239      238      237

Original balance of Trust Certificates........   $275    $ 150   $ 300    $ 235    $ 220    $ 219   $ 219    $ 184     $ 79
Current balance of Trust Certificates.........   $275    $ 147   $ 268    $ 213    $ 199    $ 180   $ 171    $ 134     $ 54
Weighted average pass-through interest rate
    to Trust Certificate holders..............  7.05%    7.61%   7.88%    7.79%    7.40%    7.43%   7.12%    6.56%    6.70%
Highest Trust Certificate pass-through rate...  7.05%    7.61%   8.04%    7.93%    7.68%    7.49%   7.13%    6.58%    7.08%

Overcollateralization requirements:
Required percentages:
   Initial....................................  0.00%    0.00%   0.90%    0.75%    1.00%    1.00%   0.50%    0.50%    1.00%
   Final target...............................  4.50%    4.75%   5.95%    5.95%    5.50%    5.00%   5.00%    5.00%    5.00%
   Stepdown overcollateralization.............  9.00%    9.50%  11.90%   11.90%   11.00%   10.00%  10.00%   10.00%   10.00%
Required Amounts:
     Initial.................................. $   --   $   --  $    3   $    2   $    2   $    2  $    1   $    1   $    1
     Final target.............................     12        7      18       14       12       11      11        9        4
Current Status:
    Overcollateralization amount.............. $   --   $    1  $    7   $    7   $   10   $   10  $   11   $    9   $    4
    Final target reached or anticipated date
      to reach................................ 3/2002   3/2002  3/2002   2/2002   7/2001   3/2001     Yes      Yes      Yes
    Stepdown reached or anticipated date to
      reach...................................10/2004   8/2004  5/2004   4/2001  10/2003   6/2003 12/2002   9/2002   5/2002

Annual surety wrap fee........................  0.21%    0.21%   0.21%    0.19%    0.21%    0.21%   0.19%    0.19%    0.20%

Servicing rights:
   Original balance........................... $   14   $    7  $   14   $   10   $   10   $   10  $   10   $    8   $    3
   Current balance............................     14        6      13        9        8        8       7        5        2

                    Current Balances as of December 31, 2000
                              (dollars in millions)

                                                             1998-3   1998-2   1998-1   1997-2  1997-1   1996-2   1996-1
                                                             ------   ------   ------   ------  ------   ------   ------
Original balance of loans securitized:
   Business loans..........................................  $   17   $   15   $   16   $   23  $   22   $   16   $   13
   Home equity loans.......................................     183      105       89       77      53       24        9
                                                             ------   ------   ------   ------  ------   ------   ------
   Total...................................................  $  200   $  120   $  105   $  100  $   75   $   40   $   22
                                                             ======   ======   ======   ======  ======   ======   ======
Current balance of loans securitized:
   Business loans..........................................  $   11   $    9   $    9   $   13  $   10   $    5   $    4
   Home equity loans.......................................     126       57       43       28      18        6        3
                                                             ------   ------   ------   ------  ------   ------   ------
   Total...................................................  $  137   $   66   $   52   $   41  $   28   $   11   $    7
                                                             ======   ======   ======   ======  ======   ======   ======
Weighted average coupon on loans securitized:
   Business loans..........................................  15.95%   15.92%   15.98%   15.90%  15.90%   15.98%   15.87%
   Home equity loans.......................................  10.74%   10.69%   11.08%   11.56%  11.43%   11.29%   10.61%
   Total...................................................  11.15%   11.39%   11.91%   12.91%  13.00%   13.45%   13.34%

Percentage of first mortgage loans.........................     90%      87%      78%      71%     69%      71%      68%
Weighted average loan-to-value.............................     78%      77%      73%      71%     71%      67%      67%
Weighted average remaining term (months) on loans
   securitized.............................................     235      210      196      185     165      137      135

Original balance of Trust Certificates.....................   $ 198    $ 118    $ 103     $ 98    $ 73     $ 39     $ 22
Current balance of Trust Certificates......................   $ 130     $ 61     $ 47     $ 36    $ 24      $ 9      $ 5
Weighted average pass-through interest rate to Trust
   Certificate holders.....................................   6.33%    6.51%    6.72%    6.80%   7.43%    7.53%    7.95%
Highest Trust Certificate pass-through rate................   6.43%    6.85%    7.15%    7.13%   7.53%    7.53%    7.95%

Overcollateralization requirements:
Required percentages:
   Initial.................................................   1.00%    1.50%    1.50%    2.00%   3.00%    3.00%       --
   Final target............................................   5.00%    5.00%    5.50%    7.00%   8.00%   10.00%    7.00%
   Stepdown overcollateralization..........................  10.00%   10.00%   11.00%   14.00%  16.00%   20.00%       na
Required Amounts:
     Initial...............................................  $    2   $    2   $    2   $    2  $    2   $    1   $   --
     Final target..........................................      10        6        6        7       6        4        2
Current Status:
    Overcollateralization amount...........................  $   10   $    6   $    6   $    6  $    5   $    3   $    2
    Final target reached or anticipated date to reach......     Yes      Yes      Yes      Yes     Yes      Yes      Yes
    Stepdown reached or anticipated date to reach..........  3/2002   6/2001      Yes      Yes     Yes      Yes       na

Annual surety wrap fee.....................................   0.20%    0.22%    0.23%    0.26%   0.26%    0.28%       na

Servicing rights:
   Original balance........................................  $    7   $    4   $    4   $    4  $    3   $    2   $    2
   Current balance.........................................       4        2        2        2       2        1        1

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

         The calculation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected excess cash flows utilizing assumptions made by management at the time loans are sold. These original assumptions include the rate used to calculate the present value of expected future cash flows, referred to as the discount rate, the rates of prepayment and credit loss on the pool of loans. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type of loan. Estimates of prepayment rates and credit loss rates are made based on management's expectation of future experience, which is based, in part, on historical experience and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. Our interest-only strips and servicing rights are periodically evaluated based upon the present value of the expected future cash flows from our interest-only strips and servicing rights related to the loans remaining in the trusts. The current assumptions for prepayment and credit loss rates are monitored against actual experience and would be adjusted if necessary.

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

         o A portfolio credit grade mix comprised of 64% A credits, 22% B credits, 12% C credits, and 2% D credits. In addition, our loss experience is below what is experienced by others in the non-conventional mortgage industry.

         The all-in cost of the trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees are deal specific and generally range from 19 to 22 basis points combined.

         The assumptions for prepayment rates and credit loss rates are compared to actual experience and adjusted if warranted. The length of time before a pool of mortgage loans reaches its expected constant prepayment rate is referred to as the "prepayment ramp period." It is our policy to maintain the initial assumptions used for the expected constant prepayment rate while a pool of mortgage loans is less than a year old even though actual experience may be lower. During this ramp period, actual experience both quantitatively and qualitatively is not sufficient to conclude that final actual experience would be materially different than the initial assumptions used. For pools of mortgage loans greater than one year old, but still in the ramp period, historical prepayment experience trends for other pools securitized both prior and subsequent to the pool are considered. If these other pools are also noted to have favorable prepayment experience, adjustments to prepayment assumptions may be made over a one year phase in period to more closely conform the assumptions to actual experience. If actual prepayment experience is higher than our initial assumptions, and is expected to continue, we adjust our assumptions to actual to avoid the potential of overstating the value of our interest-only strips.

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

         The initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization were increased as a result of an increase in the percentage of second mortgage loans and our concerns regarding the current high levels of real estate values. As shown on the prior table, "Summary of Selected Mortgage Loan Securitization Trust Information," the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The current high real estate values affected our loss assumptions on recent securitizations because in the event of an economic downturn, the loan-to-value ratios of the recently originated loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. We believe these factors may limit our ability in recent securitizations to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to the 1999-4 mortgage loan securitization generally continue to support the initial credit loss assumptions for those securitizations. The credit loss assumptions in two mortgage loan securitizations have been increased to reflect the higher level of losses experienced.

         The following tables provide information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights for each securitization trust.

                Summary of Material Mortgage Loan Securitization
        Valuation Assumptions and Actual Experience at December 31, 2000

                                               2000-4   2000-3  2000-2   2000-1   1999-4   1999-3  1999-2   1999-1   1998-4
                                               ------   ------  ------   ------   ------   ------  ------   ------   ------
Interest-only strip discount rate:
   Initial valuation..........................    13%      13%     13%      11%      11%      11%     11%      11%      11%
   Current valuation..........................    13%      13%     13%      13%      13%      13%     13%      13%      13%
Servicing rights discount rate:
   Initial valuation..........................    11%      11%     11%      11%      11%      11%     11%      11%      11%
   Current valuation..........................    11%      11%     11%      11%      11%      11%     11%      11%      11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans...........................    10%      10%     10%      10%      10%      10%     10%      10%      13%
     Home equity loans........................    24%      24%     24%      24%      24%      24%     24%      24%      24%
   Ramp period (months) (a):
     Business loans...........................     24       24      24       24       24       24      24       24       24
     Home equity loans........................     24       24      24       18       18       18      18       18       12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans...........................    10%      10%     10%      10%      10%      10%  13.25%   11.50%   14.50%
     Home equity loans........................    24%      24%     24%      24%      24%      24%     24%   22.50%      22%
   Ramp period (months):
     Business loans...........................     24       24      24       24       24       24      12       12       12
     Home equity loans........................     24       24      24       24       24       24      24       24       24
   CPR adjusted to reflect ramp:
     Business loans...........................  3.00%    3.30%   3.91%    4.83%    5.74%    6.65%  13.25%   11.50%   14.50%
     Home equity loans........................  2.00%    2.96%   4.87%    7.74%   10.61%   13.48%  16.35%   18.04%   20.26%
   Actual CPR experience:
     Business loans...........................     --       --   2.91%    3.20%    3.83%    6.53%  13.06%   11.44%   14.42%
     Home equity loans........................     --    1.65%   6.60%    9.79%   13.18%   12.56%  12.30%   12.42%   13.50%

Credit loss rates:
   Annual credit loss rate:
     Initial assumption.......................  0.40%    0.40%   0.40%    0.40%    0.30%    0.25%   0.25%    0.25%    0.25%
     Current assumption.......................  0.40%    0.40%   0.40%    0.40%    0.30%    0.25%   0.25%    0.25%    0.25%
     Actual experience........................     --       --      --    0.14%    0.01%    0.09%   0.09%    0.18%    0.27%
   Cumulative credit loss rate:
     Initial assumption.......................  1.89%    1.85%   1.85%    1.85%    1.35%    1.20%   1.20%    1.20%    1.20%
     Current assumption.......................  1.89%    1.85%   1.85%    1.85%    1.35%    1.20%   1.20%    1.20%    1.20%
     Cumulative experience to date............     --       --      --    0.12%    0.01%    0.12%   0.13%    0.32%    0.57%

Servicing fees:
   Contractual fees...........................  0.70%    0.50%   0.50%    0.50%    0.50%    0.50%   0.50%    0.50%    0.50%
   Ancillary fees.............................  1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   1.25%    1.25%    1.25%

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.

                Summary of Material Mortgage Loan Securitization
  Valuation Assumptions and Actual Experience at December 31, 2000 (Continued)

                                               1998-3    1998-2    1998-1    1997-2    1997-1   1996-2    1996-1
                                               ------    ------    ------    ------    ------   ------    ------
Interest-only strip discount rate:
   Initial valuation..........................    11%       11%       11%       11%      11%       11%       11%
   Current valuation..........................    13%       13%       13%       13%      13%       13%       13%
Servicing rights discount rate:
   Initial valuation..........................    11%       11%       11%       11%      11%       11%       11%
   Current valuation..........................    11%       11%       11%       11%      11%       11%       11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans...........................    13%       13%       13%       13%      13%       13%       13%
     Home equity loans........................    24%       24%       24%       24%      24%       24%       24%
   Ramp period (months) (a):
     Business loans...........................     24        24        24        24       24        24        24
     Home equity loans........................     12        12        12        12       12        12        12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans........................... 14.25%    16.75%    16.50%    15.75%   19.00%    22.50%    22.00%
     Home equity loans........................ 21.50%    20.50%    20.50%    25.25%   24.50%    26.25%    18.75%
   Ramp period (months):
     Business loans...........................     24        24        24        24       24        24        24
     Home equity loans........................     24        12        12        12       12        12        12
   CPR adjusted to reflect ramp:
     Business loans........................... 14.25%    16.75%    16.50%    15.75%   19.00%    22.50%    22.00%
     Home equity loans........................ 21.50%    20.50%    20.50%    25.25%   24.50%    26.25%    18.75%
   Actual CPR experience:
     Business loans........................... 14.20%    16.70%    16.52%    15.79%   18.89%    22.39%    21.97%
     Home equity loans........................ 13.76%    20.39%    22.18%    25.10%   24.39%    26.08%    18.62%

Credit loss rates:
   Annual credit loss rate:
     Initial assumption.......................  0.25%     0.25%     0.25%     0.25%    0.25%     0.25%     0.25%
     Current assumption.......................  0.25%     0.45%     0.40%     0.25%    0.25%     0.25%     0.25%
     Actual experience........................  0.26%     0.45%     0.39%     0.22%    0.25%     0.19%     0.26%
   Cumulative credit loss rate:
     Initial assumption.......................  1.20%     1.20%     1.20%     1.20%    1.20%     1.20%     1.20%
     Current assumption.......................  1.20%     1.70%     1.57%     1.20%    1.20%     1.20%     1.20%
     Cumulative experience to date............  0.61%     1.17%     1.11%     0.72%    0.96%     0.83%     1.25%

Servicing fees:
   Contractual fees...........................  0.50%     0.50%     0.50%     0.50%    0.50%     0.50%     0.50%
   Ancillary fees.............................  0.75%     0.75%     0.75%     0.75%    0.75%     0.75%     0.75%

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

              Summary of Selected Lease Securitization Information
                    Current Balances as of December 31, 2000
                              (dollars in millions)

                                                                               1999-a         1998-a
                                                                            -----------    ------------
Original balance of leases securitized..................................    $        82    $         80
Current balance of leases securitized...................................    $        45    $         22
Weighted average yield on leases securitized............................         11.17%          12.09%
Weighted average remaining term (months) on leases securitized..........             27              14
Original balance of Trust Certificates..................................    $        78    $         76
Current balance of Trust Certificates...................................    $        43    $         20
Weighted average pass-through interest rate to Trust Certificate
   Holders..............................................................          6.55%           6.15%
Overcollateralization requirements......................................             3%              3%
Annual surety wrap fee..................................................          0.29%           0.29%
Valuation Assumptions
Residual interests discount rate:
   Initial valuation....................................................            11%             11%
   Current valuation....................................................            13%             13%
Servicing rights discount rate:
   Initial valuation....................................................            11%             11%
   Current valuation....................................................            11%             11%
   Prepayment rates.....................................................            (a)             (a)
Credit loss rates:
   Annual credit loss rate:
     Initial assumption.................................................          0.50%           0.50%
     Current assumption.................................................          0.70%           0.50%
     Actual experience..................................................          0.57%           0.48%
Servicing Fees:
   Contractual fees.....................................................          0.50%           0.50%
   Ancillary fees.......................................................          0.30%           0.30%

(a) The equipment leasing portfolio has experienced insignificant prepayments, less than 1.5% annualized. Should a lease terminate early, any impact on the valuation of lease securitization assets would be recorded upon termination of the lease.

         Servicing Rights. When loans or leases are sold through a securitization, the servicing on the loans or leases is retained and we capitalize the benefit associated with the rights to service securitized loans and leases based on those servicing rights relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 to 70 basis points which are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. Prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us as servicer as payments are collected from the borrowers.

         Fair value of servicing rights is determined by computing the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees, as described above, net of costs to service expected to be received over the life of the loans or leases securitized. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value. Interest rates are not considered as a predominant risk characteristic for purposes of evaluating impairment. We have generally found that the non-conforming mortgage market is less sensitive to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing. Also, a majority of loans to our borrowers require prepayment fees. As a result, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows. At December 31, 2000, servicing rights totaled $92.1 million, compared to $74.9 million at June 30, 2000.

RESULTS OF OPERATIONS

Overview

         For the second quarter of fiscal 2001, net income decreased $1.4 million, or 36.1%, to $2.4 million from $3.8 million for the second quarter of fiscal 2000. Diluted earnings per common share decreased to $0.72 on average common shares of 3,328,000 compared to $1.08 per share on average common shares of 3,478,000 for the second quarter of fiscal 2000.

         For the six months ended December 31, 2000, net income decreased $3.7 million, or 50.3%, to $3.8 million from $7.5 million for the same period in fiscal 2000. Diluted earnings per share decreased to $1.12 for the six months ended December 31, 2000, on average common shares of 3,367,000 compared to $2.11 on average common shares of 3,571,000 for the same period in fiscal 2000. Dividends of $0.08 per share were paid for the quarter ended December 31, 2000 compared to dividends of $0.07 per share for the quarter ended December 31, 1999. The common dividend payout ratio based on diluted earnings per share was 11.1% for the second quarter of fiscal 2001 compared to 6.5% for the second quarter of fiscal 2000.

         The decrease in net income and earnings per share primarily resulted from an increase interest expense due to higher levels of subordinated debt, increases in employee related costs and general and administrative expenses which included a one-time expense related to the 1997 acquisition of New Jersey Mortgage and Investment Corp.

         Our business strategy is dependent upon our ability to increase loan origination volume through both geographic expansion and growth in current markets to realize efficiencies in the infrastructure and loan production channels we have been building. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, the ability to obtain adequate financing on favorable terms and profitably securitize loans on a regular basis and continue to expand in the face of increasing competition. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which could adversely affect our results of operations and financial condition.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of our common stock, which was at the time, and has continued to, trade at below book value. In addition, our consistent earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. In November 2000, the Board of Directors extended this program through fiscal 2001 and authorized the purchase of up to 20% of our outstanding shares of common stock. In the second quarter of fiscal 2001, we repurchased 103 thousand shares of common stock, representing 3% of the outstanding shares.

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                  Three Months Ended                        Six Months Ended
                                      December 31,                             December 31,
                                ---------------------      Percentage   -----------------------         Percentage
                                  2000           1999       Increase      2000             1999          Increase
                                -------        -------     ----------   --------         -------        ----------
Total revenues..............    $44,515        $30,597        45.5%     $82,938          $58,417           42.0%
Total expenses..............     40,512         24,334        66.5%      76,679           45,837           67.3%
Net income..................      2,401          3,758       (36.1%)      3,755            7,548          (50.3%)

Return on average equity....     14.53%         23.81%                   11.62%           24.41%
Return on average assets....      1.50%          3.23%                    1.20%            3.43%

Earnings per share:
   Basic....................      $0.72          $1.10       (34.5%)      $1.13            $2.16          (47.7%)
   Diluted..................      $0.72          $1.08       (33.3%)      $1.12            $2.11          (46.9%)
Dividends declared per
   share....................      $0.08          $0.07        14.3%       $0.16            $0.14           14.3%

         Total Revenues. For the second quarter of fiscal 2001, total revenues increased $13.9 million, or 45.5%, to $44.5 million from $30.6 million for the second quarter of fiscal 2000. For the first six months of fiscal 2001, total revenues increased $24.5 million, or 42.0%, to $82.9 million from $58.4 million for the first six months of fiscal 2000. Growth in total revenues was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $10.5 million, or 51.3%, to $31.0 million on the securitization of $284.0 million of loans for the second quarter of fiscal 2001 from $20.5 million on the securitization of $236.7 million of loans in the second quarter of fiscal 2000. For the six months ended December 31, 2000, gains of $57.1 million were recorded on the securitization of $540.8 million of loans. This was an increase of $17.5 million, or 44.1%, over gains of $39.6 million recorded on securitizations of $447.0 million of loans and leases for the six months ended December 31, 1999.

         The increase in securitization gains for the three months and six months ended December 31, 2000 was due to both the higher volume of loans securitized and increases in spreads. The securitization gain as a percentage of loans securitized increased to 10.6% for the six months ended December 31, 2000 from 8.9% on loans and leases securitized for the six months ended December 31, 1999. The increase in the gain percentage on loans securitized for the six months ended December 31, 2000 was primarily due to an increase in the spread between the average coupon on loans securitized and the pass-through rate paid to investors and a lower writeoff for capitalized SFAS No. 91 loan origination costs. These increases more than offset the negative effect of an increase from 11% to 13%, in the discount rate used to value our interest-only strips in our fiscal 2001 securitizations.

         The increase in spread for the six months ended December 31, 2000 compared to the six months ended December 31, 1999 resulted from an increase in the average coupon on loans securitized. For loans securitized during the six months ended December 31, 2000, the average coupon was 12.03%, an increase from 11.62% on loans securitized during the six months ended December 31, 1999. The average interest rate on trust certificates issued in mortgage loan securitizations during the six months ended December 31, 2000 was 7.24%, a decrease from 7.42% during the six months ended December 31, 1999. The resulting net improvement in spread was approximately 0.59%.

         SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires that certain direct loan origination costs related to the time spent successfully originating loans be deferred and recorded as an addition to the cost basis of loans originated. These costs are then recognized as a reduction of the gain on sale recorded at the time loans are securitized. Because of efficiencies and productivity gains achieved in our loan origination businesses, we have reviewed and revised our estimates of costs related to time spent successfully originating loans and have lowered the amount of employee related costs previously deferred and recorded as a reduction to securitization gains. See "Employee Related Costs."

         Changes in prepayment ramp and credit loss assumptions from those used in calculating securitization gains in the six months ended December 31, 2000 had an insignificant net impact on the change in securitization gain percentage from the first six months of fiscal 2000.

         The following schedule details our loan and lease originations (in thousands):

                                           Three Months Ended                 Six Months Ended
                                              December 31,                       December 31,
                                        -----------------------            ------------------------
                                          2000           1999                2000            1999
                                        --------       --------            --------        --------
Business purpose loans.......           $ 26,816       $ 28,830            $ 56,670        $ 52,241
Home equity loans............            262,626        226,066             543,686         434,328
Equipment leases..............                 -          4,100                   -          19,609
                                        --------       --------            --------        --------
                                        $289,442       $258,996            $600,356        $506,178
                                        ========       ========            ========        ========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $4.4 million, or 8.5%, for the six months ended December 31, 2000, to $56.7 million from $52.2 million for the six months ended December 31, 1999. This increase is attributable to the continued geographic expansion of our business lending division.

         Home equity loans originated by our subsidiaries Upland Mortgage, New Jersey Mortgage and Investment Corp. and Processing Service Center, Inc., increased $109.3 million, or 25.2% to $543.7 million from $434.3 million for the six months ended December 31, 2000. Upland mortgage has redirected its marketing mix to focus on targeted direct mail, which delivers more leads at a lower cost than broadcast marketing channels and has continued to phase in advanced Internet technology through its web site, www.UplandMortgage.com. In addition to the ability to take online loan applications and utilize an automated rapid credit approval process, both of which reduce time and manual effort required for loan approval, the site features our proprietary patent-pending Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog.

         In January 2001, ABFS completed a corporate reorganization which included the renaming of its home equity loan subsidiary, New Jersey Mortgage and Investment Corporation, to better reflect its national presence. New Jersey Mortgage will now be known as American Business Mortgage Services, Inc. In addition, American Business Mortgage Services, Inc. will also be responsible for marketing the proprietary loan structuring software and will utilize this software in connection with loan products offered through its network of loan brokers. Finally, as part of the reorganization, the Bank Alliance Program will now be administered by American Business Mortgage Services, Inc.

         Interest and Fees. Interest and fee income for the second quarter of fiscal 2001 increased $1.3 million, or 27.0%, to $6.0 million from $4.7 million in the second quarter of fiscal 2000. For the six months ended December 31, 2000, interest and fee income increased $1.7 million, or 18.5%, to $11.2 million from $9.5 million for the six months ended December 31, 1999. Interest and fee income consists primarily of interest income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan originations.

         Interest income for the second quarter of fiscal 2001 increased $1.2 million, or 72.2%, to $2.9 million from $1.7 million in the second quarter of fiscal 2000. During the six months ended December 31, 2000, interest income increased $1.5 million, or 40.8%, to $5.1 million from $3.6 million for the six months ended December 31, 1999. The increase was attributable to an increase in our balance of loans and leases available for sale due to a decrease in the percentage of loan originations which were securitized and retained on the balance sheet during the second quarter of fiscal 2001.

         Fee income was level at $3.1 for the second quarter of fiscal 2001 and 2000. For the six months ended December 31, 2001, fee income increased $0.2 million, or 4.9%, to $6.2 million from $5.9 million for the six months ended December 31, 1999. The increase for the six-month period was the result of increases in premiums earned on whole loan sales.

         Premiums on whole loan sales were $1.1 million and $0.8 million for the six-month periods ended December 31, 2000 and 1999, respectively. The volume of whole loan sales decreased 22.2%, to $39.2 million for the six months ended December 31, 2000 from $50.4 million for the six months ended December 31, 1999 which was offset by an increase in the average premium earned on whole loan sales in the period.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the yield component of cash flows received on interest-only strips. Interest accretion of $5.8 million and $11.4 million was earned in the three-month and six-month periods ended December 31, 2000, respectively, compared to $4.3 million and $7.1 million in the three months and six months ended December 31, 1999, respectively. The increase reflects the growth in the balance of our interest-only strips of $106.9 million, or 46.0%, to $339.0 million at December 31, 2000 from $232.2 million at December 31, 1999. In addition, cash flows for the six months ended December 31, 2000 from interest-only strips increased $15.3 million, or 76.7%, from the same period of fiscal 2000 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels.

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

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights assets that are recorded at the time loans and leases are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the second quarter of fiscal 2001, servicing income increased $0.6 million , or 58.7%, to $1.7 million from $1.1 million for the second quarter of fiscal 2000. For the six months ended December 31, 2000, servicing income increased $1.0 million, or 41.2%, to $3.2 million from $2.2 million for the six months ended December 31, 1999. The increases were due to an increase in the size of the managed portfolio from $1.5 billion at December 31, 1999 to $2.3 billion at December 31, 2000.

         The following table summarizes the components of servicing income for the three and six month periods ended December 31, 2000 and 1999 (in thousands):

                                                         Three Months Ended            Six Months Ended
                                                            December 31,                  December 31,
                                                     ---------------------------   --------------------------
                                                         2000           1999           2000          1999
                                                     ------------ --------------   ------------ -------------
        Contractual and ancillary fees.........      $     6,080  $        3,925   $    11,328   $      7,569
        Amortization of servicing rights.......           (4,414)         (2,875)       (8,167)        (5,330)
                                                     -----------  --------------   -----------   ------------
                                                     $     1,666  $        1,050   $     3,161   $      2,239
                                                     ===========  ==============   ===========   ============

         As an annualized percentage of the average managed portfolio, servicing income for the quarter decreased to 0.30%, from 0.32% in the second quarter of the prior year. For the first six months of fiscal 2001 annualized servicing income as a percentage of the average managed portfolio was 0.30% compared to 0.35% in the first six months of fiscal 2000. The decrease was due to lower prepayment and other ancillary fees collected as a percentage of the portfolio in the first six months of fiscal 2001 compared to the same period of the prior year.

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

         Amortization of the servicing rights asset for securitized loans and leases is calculated individually for each securitized pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans and leases. We perform a valuation analysis of servicing rights on a quarterly basis to determine the fair value of our servicing rights. If our valuation analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be required. To date, our valuation analysis has not indicated any impairment, other than a $0.7 million writedown recorded in the fourth quarter of fiscal 2000, and no valuation allowance has been required. Impairment is measured as the excess of carrying value over fair value.

         Total Expenses. For the second quarter of fiscal 2001, total expenses increased $16.2 million, or 66.5%, to $40.5 million from $24.3 million for the second quarter of fiscal 2000. Total expenses increased $30.8 million, or 67.3%, to $76.7 million for the six months ended December 31, 2000 compared to $45.8 million for the six months ended December 31, 1999. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt, increases in employee related costs, and an increase in general and administrative expense which includes a one-time expense related to the 1997 acquisition of New Jersey Mortgage and Investment Corp.

         Interest Expense. For the second quarter of fiscal 2001, interest expense increased $5.6 million, or 67.0%, to $14.1 million from $8.4 million for the second quarter of fiscal 2000. The increase was attributable to an increase in the amount of subordinated debt outstanding during the second quarter of fiscal 2001, the proceeds of which were used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems technology and Internet capabilities required to position us for future growth. Average subordinated debt outstanding during the three months ended December 31, 2000 was $423.0 million compared to $254.1 million during the three months ended December 31, 1999. Average interest rates paid on subordinated debt outstanding increased to 10.99% during the three months ended December 31, 2000 from 9.55% during the three months ended December 31, 1999. Rates offered on subordinated debt increased during fiscal 2000 in response to general increases in market rates during that period and to attract funds with a longer average maturity.

         During the first six months of fiscal 2001 interest expense increased $10.9 million, or 67.2%, to $26.9 million from $16.0 million for the six months ended December 31, 1999. Average subordinated debt outstanding during the six months ended December 31, 2000 was $414.2 compared to $239.9 during the six months ended December 31, 1999. Average interest rates paid on subordinated debt outstanding increased to 10.90% during the six months ended December 31, 2000 from 9.49% during the six months ended December 31, 1999.

         The increase in interest expense related to increases in the average balance of subordinated debt was partially offset by a decrease in the average outstanding balances under warehouse lines of credit. The average outstanding balances under warehouse lines of credit were $67.5 million during the three months ended December 31, 2000, compared to $100.1 million during the three months ended December 31, 1999. The average outstanding balances under warehouse lines of credit were $56.7 million during the six months ended December 31, 2000, compared to $109.9 million during the six months ended December 31, 1999. This decrease was due to the increased utilization of proceeds from the sale of subordinated debt to fund loan originations and greater utilization of off-balance sheet facilities. Borrowings under warehouse lines of credit are secured by mortgage loans and represent advances of cash to us, usually at 98% of the principal amount of the mortgage loan used as collateral. These borrowings are for a limited duration, generally no more than 270 days, pending the ultimate sale of the mortgage loans through securitization or whole loan sale, either of which will generate the proceeds necessary to retire the borrowing.

         Provision for Credit Losses. The provision for credit losses remained level at $0.5 million for the quarters ended December 31, 2000 and 1999. The provision for credit losses on portfolio loans and leases for the six months ended December 31, 2000 increased $0.7 million, or 98.6%, to $1.4 million as compared to $0.7 million for the six months ended December 31, 1999. The increase in the provision for credit losses was primarily due to an increase in loans and leases available for sale.

         The following tables summarize the changes in the allowance for credit losses by loan and lease type for the three-month and six-month periods ended December 31, 2000 and 1999 (in thousands):

                                                  Business
                                                  Purpose         Home Equity        Equipment
Three Months Ended December 31, 2000               Loans             Loans            Leases        Total
----------------------------------------          --------        -----------        ---------     --------
Balance at beginning of period...........         $   505           $    733         $    358      $  1,596
Provision for credit losses..............              78                309              153           540
(Charge-offs) recoveries, net............             (63)               (90)             (44)         (197)
                                                  -------           --------         --------      --------
Balance at end of period.................         $   520           $    952         $    467      $  1,939
                                                  =======           ========         ========      ========

                                                  Business
                                                  Purpose         Home Equity        Equipment
Six Months Ended December 31, 2000                 Loans             Loans            Leases        Total
----------------------------------------          --------        -----------        ---------     --------
Balance at beginning of period...........         $   462           $    507         $    320      $  1,289
Provision for credit losses..............             122                679              607         1,408
(Charge-offs) recoveries, net............             (64)              (234)            (460)         (758)
                                                  -------           --------         --------      --------
Balance at end of period.................         $   520           $    952         $    467      $  1,939
                                                  =======           ========         ========      ========


                                                  Business
                                                  Purpose         Home Equity        Equipment
Three Months Ended December 31, 1999               Loans             Loans            Leases        Total
----------------------------------------          --------        -----------        ---------     --------
Balance at beginning of period...........         $    24           $    336         $    473      $    833
Provision for credit losses..............              65                (80)             583           568
(Charge-offs) recoveries, net............             (66)               (96)            (900)       (1,062)
                                                  -------           --------         --------      --------
Balance at end of period.................         $    23           $    160         $    156      $    339
                                                  =======           ========         ========      ========

                                                  Business
                                                  Purpose         Home Equity        Equipment
Six Months Ended December 31, 1999                 Loans             Loans            Leases        Total
----------------------------------------          --------        -----------        ---------     --------
Balance at beginning of period...........         $    26           $    243         $    433      $    702
Provision for credit losses..............              84                 11              614           709
(Charge-offs) recoveries, net............             (87)               (94)            (891)       (1,072)
                                                  -------           --------         --------      --------
Balance at end of period.................         $    23           $    160         $    156      $    339
                                                  =======           ========         ========      ========

         The decline in charge-offs for the six months ended December 31, 2000 was primarily attributable to lower losses recorded on leases, partially offset by an increase in losses recorded on loans. While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. Under the terms of the trust agreements, a foreclosed loan is one where we as servicer have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase must be 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 125 and other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the six months ended December 31, 2000 and the three years ended June 30, 2000, 1999 and 1998. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases occurred.

      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                         2000-3     2000-2   2000-1   1999-3   1999-1   1998-4   1998-3   1998-2  1998-1
                                         ------     ------   ------   ------   ------   ------   ------   ------  ------
Six months ended December 31, 2000:
   Business loans....................    $   --     $   --   $   --   $   --   $   --   $   --   $  359   $  215  $  168
   Home equity loans.................        88        330       --       --       --       --      661       95   1,174
                                         ------     ------   ------   ------   ------   ------   ------   ------  ------
      Total..........................    $   88     $  330   $   --   $   --   $   --   $   --   $1,020   $  310  $1,342
                                         ======     ======   ======   ======   ======   ======   ======   ======  ======
   Number of loans repurchased.......         1          2       --       --       --       --        9        2      19

Year ended June 30, 2000:
   Business loans....................    $   --     $   --   $   --   $  101   $   --   $   --   $   --   $  827  $   --
   Home equity loans.................        --         --      167       --       --      363      106    2,588     165
                                         ------     ------   ------   ------   ------   ------   ------   ------  ------
     Total...........................    $   --     $   --   $  167   $  101   $   --   $  363   $  106   $3,415  $  165
                                         ======     ======   ======   ======   ======   ======   ======   ======  ======
   Number of loans repurchased.......        --         --        3        1       --        3        1       24       1

Year ended June 30, 1999:
   Business loans....................    $   --     $   --   $   --   $   --   $   --   $   --   $   --   $   --  $   23
   Home equity loans.................        --         --       --       --       35       15      311       --     277
                                         ------     ------   ------   ------   ------   ------   ------   ------  ------
     Total...........................    $   --     $   --   $   --   $   --   $   35   $   15   $  311   $   --  $  300
                                         ======     ======   ======   ======   ======   ======   ======   ======  ======
   Number of loans repurchased.......        --         --       --       --        1        1        2       --       4

Year ended June 30, 1998:
   Business loans....................    $   --     $   --   $   --   $   --   $   --   $   --   $   --   $   --  $   --
   Home equity loans.................        --         --       --       --       --       --       --       --      --
                                         ------     ------   ------   ------   ------   ------   ------   ------  ------
     Total...........................    $   --     $   --   $   --   $   --   $   --   $   --   $   --   $   --  $   --
                                         ======     ======   ======   ======   ======   ======   ======   ======  ======
   Number of loans repurchased.......        --         --       --       --       --       --       --       --      --

                                    [RESTUB]



      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                           1997-2   1997-1   1996-2  1996-1   Total
                                           ------   ------   ------  ------  -------
Six months ended December 31, 2000:
   Business loans....................      $  275   $   --   $  100  $  250  $ 1,367
   Home equity loans.................         995       --       --      --    3,343
                                           ------   ------   ------  ------  -------
      Total..........................      $1,270   $   --   $  100  $  250  $ 4,710
                                           ======   ======   ======  ======  =======
   Number of loans repurchased.......          13       --        2       3       51

Year ended June 30, 2000:
   Business loans....................      $  153   $2,441   $  337  $  259  $ 4,118
   Home equity loans.................          84    1,123      114      --    4,710
                                           ------   ------   ------  ------  -------
     Total...........................      $  237   $3,564   $  451  $  259  $ 8,828
                                           ======   ======   ======  ======  =======
   Number of loans repurchased.......           6       35        6       1       81

Year ended June 30, 1999:
   Business loans....................      $   --   $   51   $   --  $   --  $    74
   Home equity loans.................         265      344       --      25    1,272
                                           ------   ------   ------  ------  -------
     Total...........................      $  265   $  395   $   --  $   25  $ 1,346
                                           ======   ======   ======  ======  =======
   Number of loans repurchased.......           4        6       --       1       19

Year ended June 30, 1998:
   Business loans....................      $   --   $   33   $  264  $   --  $   297
   Home equity loans.................          --       57      144      --      201
                                           ------   ------   ------  ------  -------
     Total...........................      $   --   $   90   $  408  $   --  $   498
                                           ======   ======   ======  ======  =======
   Number of loans repurchased.......          --        2        2      --        4

         An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $1.9 million, or 2.6% of gross receivables, at December 31, 2000 compared to $1.3 million, or 2.8% of gross receivables, at June 30, 2000.

         Employee Related Costs. For the second quarter of fiscal 2001, employee related costs increased $4.6 million, to $7.2 million, from $2.5 million in the second quarter of fiscal 2000. The increase was primarily attributable to growth in personnel to support our increased volume of loan originations and loan servicing support personnel related to the growth in our total managed portfolio and a reduction on the amount of employee related costs which were deferred and capitalized in accordance with the Statement of Financial Accounting Standards No. 91 ("SFAS No. 91").

         SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires that certain direct loan origination costs related to the time spent successfully originating loans be deferred and recorded as an addition to the cost basis of loans originated. These costs are then recognized as a reduction of the gain on sale recorded at the time loans are securitized. Because of efficiencies and productivity gains achieved in certain aspects of our loan origination business, we have reviewed and revised our estimates of the direct costs related to time spent successfully originating loans and have lowered the amount of employee related costs we defer and capitalized. See "Gains on Sale of Loans and Leases." The number of employees engaged in the loan origination process has declined by approximately 160 employees from last year. Overall throughout the Company, the number of employees has declined by almost 140 employees from last year to the current level of 861 employees.

         Sales and Marketing Expenses. For the second quarter of fiscal 2001, sales and marketing expenses decreased $0.7 million, or 9.6%, to $6.0 million from $6.7 million for the second quarter of fiscal 2000. For the six months ended December 31, 2000, sales and marketing expenses decreased $2.1 million, or 15.2%, to $11.8 million from $13.9 million for the six months ended December 31, 2000. Expenses for direct mail advertising increased $2.9 million for the six months ended December 31, 2000 compared to the prior year six-month period due to increased use of targeted direct mail programs for our loan products. These targeted programs are considered to be more cost effective than the television and radio advertising campaigns utilized into the second quarter of fiscal 2000. Television and radio advertising costs decreased by $3.3 million in the first six months of fiscal 2001 compared to the prior year six-month period. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations.

         General and Administrative Expenses. For the second quarter of fiscal 2001, general and administrative expenses increased $6.6 million, to $12.7 million from $6.1 million for the second quarter of fiscal 2000. For the six months ended December 31, 2000, general and administrative expenses increased $11.9 million, to $22.6 million from $10.7 million for the six months ended December 31, 1999. The increases were primarily attributable to increases in rent, telephone, office supplies and equipment, expenses associated with real estate owned and collection of delinquent loans, professional fees, investments in systems and technology, a one-time expense related to the 1997 acquisition of New Jersey Mortgage and Investment Corp. and other expenses incurred as a result of the growth in loan originations and the volume of total managed loans and leases, and the continued building of support area infrastructure and Internet capabilities.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(in thousands, except per share data)

                                                                                  December 31,      June 30,
                                                                                      2000            2000
                                                                                 -------------    -----------
Cash and cash equivalents....................................................    $    43,400      $    69,751
Loan and lease receivables, net:
   Available for sale........................................................         72,672           44,132
   Other.....................................................................         16,718           13,002
Interest-only strips.........................................................        339,029          277,872
Servicing rights.............................................................         92,129           74,919
Receivables for sold loans and leases........................................         14,509           51,283
Total assets.................................................................        644,001          592,668

Subordinated debt............................................................        430,617          390,676
Warehouse lines and other notes payable......................................         49,262           50,842
Total liabilities............................................................        575,985          530,553
Total stockholders' equity...................................................         68,016           62,115

Book value per common share..................................................    $     20.48       $    18.69
Debt to tangible equity (a)(d)...............................................          11.0x            11.6x
Adjusted debt to tangible equity (b)(d)......................................          10.7x             8.3x
Subordinated debt to tangible equity (d).....................................           8.2x             8.6x
Interest-only strips to adjusted  tangible equity (c)(d).....................           3.0x             2.6x

  (a) Total liabilities to tangible equity.
  (b) Total liabilities less cash and secured borrowings to tangible equity.
  (c) Interest-only strips less overcollateralization to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.
  (d) Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $51.3 million, or 8.7%, to $644.0 million at December 31, 2000 from $592.7 million at June 30, 2000 primarily due to increases in loans and leases available for sale, interest-only strips and servicing rights.

         Loans and leases available for sale increased $28.6 million, or 64.7%, to $72.7 million from $44.1 million due to a higher level of originations and a lower level of securitizations during the first quarter of fiscal 2001.

         Activity of our interest-only strips for the six months ended December 31, 2000 and 1999 were as follows (in thousands):

                                                                                  December 31,
                                                                        ------------------------------
                                                                            2000               1999
                                                                        ----------          ----------
Balance at beginning of period...................................       $  277,872          $  178,218
Initial recognition of interest-only strips, including initial
      overcollateralization of $2,211 and $4,375.................           59,978              53,576
Required purchases of additional overcollateralization...........           19,777              12,411
Interest accretion...............................................           11,419               7,065
Cash flow from interest-only strips..............................          (35,310)            (19,981)
Net adjustments to fair value....................................            5,293                 948
                                                                        ----------          ----------
Balance at end of period.........................................       $  339,029          $  232,237
                                                                        ==========          ==========

         The following table summarizes the purchases of overcollateralization by trust for the six months ended December 31, 2000 and years ended June 30, 2000, 1999 and 1998. See "Securitization Accounting Considerations" for a discussion of overcollateralization requirements.


     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                             (dollars in thousands)

                                       Off-
                                     Balance
                                      Sheet
                                   Facilities  2000-3  2000-2   2000-1   1999-4   1999-3  1999-2  1996-2   1996-1   Total
                                   ----------  ------  ------   ------   ------   ------  ------  ------   ------  -------
Six Months Ended December 31, 2000
Initial overcollateralization.....  $1,600     $   --  $  611   $   --   $   --   $   --  $   --  $   --   $   --  $ 2,211
Required purchases of additional
   overcollateralization..........      --      1,448   5,036    3,536    3,877    3,416   2,316     140        8   19,777
                                    ------     ------  ------   ------   ------   ------  ------  ------   ------  -------
   Total..........................  $1,600     $1,448  $5,647   $3,536   $3,877   $3,416  $2,316  $  140   $    8  $21,988
                                    ======     ======  ======   ======   ======   ======  ======  ======   ======  =======

                                       Off-
                                     Balance
                                      Sheet
                                   Facilities  2000-2  2000-1   1999-4   1999-3   1999-2  1999-1  1998-4   1998-3   Total
                                   ----------  ------  ------   ------   ------   ------  ------  ------   ------  -------
Year Ended June 30, 2000
Initial overcollateralization.....  $2,909     $2,114  $1,776   $2,222   $2,211   $   --  $   --  $   --   $   --  $11,232
Required purchases of additional
   overcollateralization..........      --         --   2,303    4,040    5,125    7,585   6,601   1,348    2,923   29,925
                                    ------     ------  ------   ------   ------   ------  ------  ------   ------  -------
   Total..........................  $2,909     $2,114  $4,079   $6,262   $7,336   $7,585  $6,601  $1,348   $2,923  $41,157
                                    ======     ======  ======   ======   ======   ======  ======  ======   ======  =======

                                       1999-2    1999-1    1998-4    1998-3    1998-2     1998-1    1997-2    Total
                                      -------  --------   -------   --------   ------    -------    ------   --------
Year Ended June 30, 1999
Initial overcollateralization.....    $1,100   $    925   $   800   $  2,000   $   --    $    --    $   --   $  4,825
Required purchases of additional
   overcollateralization..........        --      1,724     1,852      5,076    4,307      2,267     1,456     16,682
                                      ------   --------   -------   --------   ------    -------    ------   --------
   Total..........................    $1,100   $  2,649   $ 2,652   $  7,076   $4,307    $ 2,267    $1,456   $ 21,507
                                      ======   ========   =======   ========   ======    =======    ======   ========

                                       1998-2   1998-1     1997-2   1997-1   1996-2    1996-1     Total
                                      -------  -------    -------   ------   ------    ------    --------
Year Ended June 30, 1998
Initial overcollateralization.....    $1,801   $ 1,575    $ 2,000   $   --   $   --    $   --    $  5,376
Required purchases of additional
   overcollateralization..........         3     1,938      3,544    2,972    1,334       170       9,961
                                      ------   -------    -------   ------   ------    ------    --------
   Total..........................    $1,804   $ 3,513    $ 5,544   $2,972   $1,334    $  170    $ 15,337
                                      ======   =======    =======   ======   ======    ======    ========

         Servicing rights increased $17.2 million, or 23.0%, to $92.1 million from $74.9 million at June 30, 2000, due to the recording of $25.3 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights of $8.2 million for the six months ended December 31, 2000.

         Total liabilities increased $45.4 million, or 8.6%, to $576.0 million from $530.6 million at June 30, 2000 due primarily to an increase in subordinated debt outstanding. For the first six months of fiscal 2001 subordinated debt increased $39.9 million, or 10.2%, to $430.6 million due to sales of subordinated debt used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems and technology. Subordinated debt was 8.2 times tangible equity at December 31, 2000, compared to 8.6 times as of June 30, 2000. See "Liquidity and Capital Resources" for further information regarding outstanding debt.

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the loan and lease portfolio serviced (dollars in thousands):

                                        December 31, 2000          September 30, 2000          June 30, 2000
                                    --------------------------  ------------------------  ----------------------
Delinquency by Type                     Amount          %          Amount          %          Amount        %
-------------------                 --------------   ---------  ------------- ----------  -------------  -------
Business Purpose Loans
Total managed portfolio...........   $    262,172                $   240,054               $   221,546
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days....................   $      1,603         .61%   $     1,550       .65%    $       908      .41%
    61-90 days....................          2,534         .97          1,227       .51           1,757      .79
    Over 90 days..................         16,388        6.25         13,851      5.77          11,362     5.13
                                     ------------     -------    -----------      ----     -----------     ----
    Total delinquencies...........   $     20,525        7.83%   $    16,628      6.93%    $    14,027     6.33%
                                     ============     =======    ===========      ====     ===========     ====
REO...............................   $      2,929                $     1,319               $     1,299
                                     ============                ===========               ===========
Home Equity Loans
Total managed portfolio...........   $  1,936,394                $ 1,786,801               $ 1,578,038
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days....................   $     11,929         .62%   $     5,942      .33%     $     6,596      .42%
    61-90 days....................          7,611         .39          7,116      .40            5,659      .36
    Over 90 days..................         35,045        1.81         30,117     1.69           27,600     1.75
                                     ------------      ------    -----------     ----      -----------     ----
    Total delinquencies...........   $     54,585        2.82%   $    43,175     2.42%     $    39,855     2.53%
                                     ============      ======    ===========     ====      ===========     ====
REO...............................   $     16,650                $    13,428               $    11,823
                                     ============                ===========               ===========
Equipment Leases
Total managed portfolio...........   $     91,615                $   105,458               $   118,956
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days....................   $        533         .58%   $       705      .67%     $       475      .40%
    61-90 days....................            251         .27            347      .33              478      .40
    Over 90 days..................            374         .41            696      .66              992      .83
                                     ------------      ------    -----------     ----      -----------     ----
    Total delinquencies...........   $      1,158        1.26%   $     1,748     1.66%     $     1,945     1.63%
                                     ============      ======    ===========     ====      ===========     ====
Combined
--------
Total managed portfolio...........   $  2,290,181                $ 2,132,313               $ 1,918,540
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days....................   $     14,065         .61%   $     8,197      .38%     $     7,979      .42%
    61-90 days....................         10,396         .45          8,690      .41            7,894      .41
    Over 90 days..................         51,807        2.27         44,664     2.09           39,954     2.08
                                     ------------      ------    -----------     ----      -----------     ----
    Total delinquencies...........   $     76,268        3.33%   $    61,551     2.88%     $    55,827     2.91%
                                     ============      ======    ===========     ====      ===========     ====
REO...............................   $     19,579         .85%   $    14,747      .69%     $    13,122      .68%
                                     ============      ======    ===========     ====      ===========     ====
Losses experienced during the
    three month period(a)(b):
    Loans.........................   $      2,005         .38%   $     2,265      .48%     $     1,116      .27%
                                                       ======                    ====                      ====
    Leases........................             44         .20%           453     1.79%             239      .84%
                                     ------------      ======    -----------     ====      -----------     ====
    Total managed portfolio.......   $      2,049         .37%   $     2,718      .54%     $     1,355      .31%
                                     ============      ======    ===========     ====      ===========     ====

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $0.7 million ($0.2 million from charge-offs through the provision for loan losses and $0.5 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.3 million for the three months ended December 31, 2000. Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $1.3 million ($0.6 million from charge-offs through the provision for loan losses and $0.7 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.4 million for the three months ended September 30, 2000. Losses recorded on our books for loans owned by us including loans repurchased from securitization trusts were $515,000 and losses absorbed by loan securitization trusts were $840,000 for the three months ended June 30, 2000.

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $76.3 million at December 31, 2000 compared to $61.6 million at September 30, 2000 and $55.8 million at June 30, 2000. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") were 3.33% at December 31, 2000 compared to 2.88% at September 30, 2000 and 2.91% at June 30, 2000 on a total managed portfolio of $2.3 billion at December 31, 2000, $2.1 billion at September 30, 2000 and $1.9 billion at June 30, 2000. The 45 basis point increase in the December 31, 2000 delinquency rate is a seasonal trend for us during the December holiday season. At December 31, 1999, the delinquency rate was 3.58%.

         Delinquent loans and leases held as available for sale (which are included in total delinquencies) at December 31, 2000 were $2.7 million, or 3.7%. In addition, at December 31, 2000, $4.2 million, or 5.7% of available for sale loans were on non-accrual status.

         Real estate owned. Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $19.6 million, or 0.85% of the total managed portfolio at December 31, 2000 compared to $14.7 million or 0.69% and $13.1 million or 0.68%, respectively, at September 30, 2000 and June 30, 2000. The increase in the volume of REO of $4.8 million from the prior quarter is mainly due to our accelerating foreclosures and taking deeds in lieu of foreclosure during traditionally slow months for liquidating these assets of October, November, and December. In the same period of fiscal 2000, REO as a percentage of the total managed portfolio was 0.90%.

         Included in total REO at December 31, 2000 was $1.5 million recorded in our financial statements, and $ 18.1 million in loan securitization trusts. Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in our financial statements at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

         Loss experience. During the second quarter of fiscal 2001, we experienced net loan and lease charge-offs in our total managed portfolio of $2.0 million. On an annualized basis, net loan charge-offs for the second quarter of fiscal 2001 represent 0.37% of the total managed portfolio. Loss severity experience on delinquent loans generally has ranged from 5% to 15% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. Of the $2.0 million of losses experienced on our total managed portfolio in the second quarter of fiscal 2001, $1.2 million was from the loan pools of four of our mortgage loan securitization trusts. The credit loss assumptions in two mortgage loan securitizations have been increased to reflect the higher level of losses experienced in those trusts. We believe the estimates of credit loss assumptions for our other mortgage loan securitizations remain reasonable. See "Securitization Accounting Considerations" for more detail on credit loss assumptions compared to actual loss experience.

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

         During periods of increasing market rates, we would expect our ability to originate loans at rates that will maintain our current level of profitability will become more difficult than during a stable or falling interest rate environment. We would address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends in order to continue to originate loans in as profitable a manner as possible.

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

                                                           Amount Maturing After December 31, 2000
                                        -----------------------------------------------------------------------------
                                          Months    Months    Months     Months    Months   There-              Fair
                                         1 to 12   13 to 24  25 to 36   37 to 48  49 to 60   after    Total     Value
                                         -------   --------  --------   --------  --------  ------    -----     -----
Rate Sensitive Assets:
Loans and leases available for
  sale (a)............................  $ 69,518  $     41   $    47    $    53  $     60  $  2,355  $ 72,074  $ 73,954
Interest-only strips..................    44,819    68,829    66,597     63,407    54,567   194,342   492,561   339,029
Servicing rights......................    30,943    25,490    20,053     15,661    12,226    39,754   144,127    92,129
Investments held to maturity..........        59        66        82        108       197       436       948       880
Investments available for sale........       495         -         -          -         -         -       495       495

Rate Sensitive Liabilities:
Fixed interest rate borrowings........  $201,346  $118,369   $48,292    $ 18,872 $ 18,011  $ 25,980  $430,870  $430,084
Average interest rate.................    10.42%    11.60%    11.82%      11.51%   12.45%    12.16%    11.14%
Variable interest rate borrowings.....  $ 41,713  $  1,122   $ 1,508    $  2,375 $  1,861  $    429  $ 49,008  $ 49,008
Average interest rate.................     8.12%     8.34%     8.34%       8.34%    8.34%     8.34%     8.15%

(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than six months prior to securitization.

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

         Hedging strategies may be utilized in an attempt to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of our residual interests in mortgage loans in our conduit facility which we would expect to be included in a permanent securitization at a future date. The mortgage loans, loan commitments and mortgage loans underlying residual interests in mortgage conduit pools consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above Eurodollars or the interest rate swap yield curves with a three-year maturity. We may hedge potential rate changes in Eurodollars and interest rate swap yield curves with futures contracts on similar underlying securities. This has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item no longer would be recognized as an adjustment to income.

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

         SFAS No. 133 was effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principal of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the six months ended December 31, 2000. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         For the six months ended December 31, 2000, the Company recorded a loss on the fair value of derivative financial instruments of $4.3 million which was offset by gains from the securitization of loans during the period. There were no derivative contracts or unrealized gains or losses from derivative contracts outstanding at December 31, 2000.

         While Eurodollar rates, interest rate swap yield curves and the pass-through rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions (e.g. the so-called Russian Crisis in the later part of 1998).

         In the future, we may expand the types of derivative financial instruments we use to hedge interest rate risk to include other types of futures contracts.

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At December 31, 2000, $120.4 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 6.76% of total debt issued by mortgage loan securitization trusts. In accordance with generally accepted accounting principles, the changes in fair value are recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. It is estimated that a 1.0% increase in one-month LIBOR would decrease the fair value of interest-only strips by approximately $4.0 million.

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

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 90-95% of business purpose loans and 85% of home equity loans in the total managed portfolio are subject to prepayment fees.

         Subordinated Debt. We also experience interest rate risk to the extent that as of December 31, 2000 approximately $229.5 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

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

         Borrowings against warehouse and credit facilities and sales into off-balance sheet facilities provide the primary funding source for loan originations. Borrowings against warehouse and other credit facilities represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by the loans. The ultimate sale of the loans through securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under these facilities. See "Credit Facilities" below for a more detailed description on these facilities.

         Cash flow from operations and the issuance of subordinated debt fund our remaining cash requirements discussed above. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. Our cash requirements include the obligation to repay maturing subordinated debt. In the process of growing our businesses over the last three years, we have issued subordinated debt to partially fund that growth and to partially fund maturities of subordinated debt. We expect that our historical levels of negative cash flow from operations will decline in the future and then become positive as the rate of increase in our operating cash expenditures begins to level, then decline due to an expected decrease in the rate of growth in loan production and as we realize efficiencies in the infrastructure and loan production channels we have been building and as the cash flows from our interest-only strips increase. Negative cash flow from operations was reduced by $25.3 million, or 31.1%, for the six-months ended December 31, 2000 from the prior year six-month period. Our cash balances are sufficient to cover approximately 21.6% of the $201.1 million of subordinated debt maturities due within one year. Cash balances were $43.4 million at December 31, 2000.

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

         To a limited extent, we intend to continue to augment the interest and fee income earned on loans and leases by selling loans in whole loan sales to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         Subordinated Debt Securities. During the first six months of fiscal 2001, we sold $39.9 million in principal amount of subordinated debt securities, net of redemptions, with maturities ranging between one day and ten years. As of December 31, 2000, $430.6 million of subordinated debt was outstanding. Under a registration statement declared effective by the Securities and Exchange Commission on October 30, 2000, we registered $350.0 million of subordinated debt. As of December 31, 2000, $314.8 million of that debt was available for future issuance. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities and maturities of subordinated debt. We intend to meet our obligation to repay such debt as it matures with cash flow from operations, cash flows from interest-only strips, and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and our operations. All of our on balance sheet facilities are senior in right of payment to the subordinated debt. The warehouse revolving lines of credit are secured by loan and lease receivables. The other credit facilities are secured with interest-only strips or other assets. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At December 31, 2000, we were in compliance with the terms of all loan covenants.

(in thousands)                                                                     Amount          Amount
                                                                   Amount        Utilized-on    Utilized-off
                                                                  Committed     Balance Sheet  Balance Sheet
                                                               -------------   --------------  -------------
Revolving credit facilities:
Warehouse revolving line of credit, expiring March 2001.....   $     250,000   $       5,688   $      42,451
Mortgage funding facility, expiring July 2001...............         200,000              na          61,574
Warehouse and operating revolving line of credit,
  expiring December 2001....................................          50,000          24,750              na
Warehouse revolving line of credit, expiring February 2002..          25,000           8,069              na
                                                               -------------   -------------   -------------
Total revolving credit facilities...........................         525,000          38,507         104,025
Other credit facilities and notes payable:
Repurchase agreement........................................           3,116           3,116              na
Commercial paper conduit for lease production, maturity
  matches underlying leases.................................           8,613           7,385           1,218
Other debt..................................................             254             254              na
                                                               -------------   -------------   -------------
Total credit facilities.....................................   $     536,983   $      49,262   $     105,243
                                                               =============   =============   =============

na - not applicable for facility

         Our subsidiaries have an aggregate $250.0 million Interim Warehouse and Security Agreements with Prudential Securities Credit Corporation expiring March 2001 to fund loan originations. The obligations described in these agreements are guaranteed by us. Under these agreements, the subsidiaries may fund loan originations by obtaining advances subject to specific conditions, which bear interest at a specified margin over LIBOR rate. The obligations described in these agreements are collateralized by pledged loans. In March of 2000, these agreements were amended to provide for the sale of loans into an off-balance sheet conduit facility. The combination of on-balance sheet borrowings against the warehouse facility to fund loan originations and the amount of loans sold into the off-balance sheet conduit facility at any point in time is limited to $250 million.

         The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans and neither the third party note purchaser nor the facility has a right to require such repurchase. The facility has the option to dispose of the loans, ordinarily by re-securitizing them. If the loans are not resecuritized, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries, and, as a result, the transfer to the conduit facility is treated as a sale for financial reporting purposes.

         We and our subsidiaries, American Business Credit, HomeAmerican Credit, and New Jersey Mortgage established a $200.0 million mortgage funding facility, which provides for the sale of loans into an off-balance sheet funding facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. The sale into the off-balance sheet conduit facility involves a two-step transfer that qualifies for sale accounting under SFAS No. 125. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility has the option to dispose of the loans, ordinarily by re-securitizing them. If the loans are not re-securitized, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the conduit facility will be treated as sales for financial reporting purposes.

         In December 2000 we, along with some of our subsidiaries, obtained a $50.0 million warehouse and operating credit facility from Chase Manhattan Bank which expires December 2001. Interest rates on the advances under this facility are based upon LIBOR plus a margin. Obligations under the facility are collateralized by specified pledged loans and other collateral related thereto. Advances on this line for operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trust 1998-2. The facility requires us to meet specific financial ratios described in the agreement and contains other restrictive covenants.

         Our subsidiaries, American Business Credit, HomeAmerican Credit and New Jersey Mortgage obtained a $25 million warehouse line of credit facility from Residential Funding Corporation which expires February 2002. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans. The facility requires us to meet specific financial ratios described in the agreement and contains other restrictive covenants.

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

         In January 2001, we and certain of our subsidiaries established a $200 million warehouse line of credit with Morgan Stanley Dean Witter Mortgage Capital Inc., which will be used to fund on-balance sheet financing of loan receivables. The facility expires January 2002. The interest rate on the facility is based on LIBOR plus a margin. The facility requires us to meet specific financial ratios described in the agreement and contains other restrictive covenants.

         As of December 31, 2000, $250.4 million of debt was scheduled to mature during the next twelve months which was mainly comprised of maturing subordinated debt and warehouse lines of credit. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the current use of securitizations to fund loan growth, we are also dependent upon other borrowings to fund a portion of our operations. We intend to continue to utilize debt financing to fund operations in the future.

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

         In September 2000, the FASB issued the Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces FASB Statement No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FASB No. 125's provisions without reconsideration.

         SFAS No. 140's Standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -

         The Company's Annual Meeting of Stockholders was held on December 19, 2000. The following is a description of the matters submitted to stockholders for their approval at the meeting and the votes cast with respect thereto:

         Proposal                                      Votes Cast
         Election of Directors:               For      Withheld    Non-Votes
         Michael DeLuca                    2,606,957    18,902        0
         Harold Sussman                    2,606,957    18,902        0


         Directors continuing in office include Anthony J. Santilli, Leonard Becker and Richard Kaufman.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number            Description of Agreement
------            ------------------------

10.1 MASTER LOAN AND SECURITY AGREEMENT, Dated as of January 22, 2001, between AMERICAN BUSINESS CREDIT, INC., HOMEAMERICAN CREDIT, INC., d/b/a UPLAND MORTGAGE, and AMERICAN BUSINESS MORTGAGE SERVICES, INC., f/k/a NEW JERSEY MORTGAGE AND INVESTMENT CORP., as Borrowers, AMERICAN BUSINESS FINANCIAL SERVICES, INC., as Guarantor, and MORGAN STANLEY DEAN WITTER MORTGAGE CAPITAL INC. as Lender


10.2 12/00 SENIOR SECURED CREDIT AGREEMENT, among: AMERICAN BUSINESS CREDIT, INC. ("ABC"), a Pennsylvania corporation, HOMEAMERICAN CREDIT, INC. ("HAC"), a Pennsylvania corporation doing business under the assumed or fictitious name Upland Mortage, and NEW JERSEY MORTGAGE AND INVESTMENT CORP., a New Jersey corporation whose name will be changed in January 2001 to AMERICAN BUSINESS MORTGAGE, AMERICAN BUSINESS FINANCIAL SERVICES, INC. (the "Parent"), and THE CHASE MANHATTAN BANK.

(b)      Reports on Form 8-K:

                  During the quarter ended December 31, 2000 the Company filed a current report on Form 8K/A on October 10, 2000 reporting financial information under Item 5 with respect to a delay in filing the Company's Annual Report on Form 10-K. In addition, On December 7, 2000 the Company filed a current report on Form 8-K reporting financial information under item 5 with respect to an announcement of the Companies intention to repurchase up to 20% of its outstanding capital stock over the next year.

                                   SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.



DATE: February 13, 2001            BY: /s/ Albert W. Mandia
      -----------------                -----------------------------------
                                       Albert W. Mandia
                                       Executive Vice President and
                                       Chief Financial Officer