Form 10-Q
period 2001-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2001-05-14
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                             Yes   [X]            No   [ ]


As of May 3, 2001, there were 2,880,214 shares of the registrant's Common Stock issued and outstanding.

           American Business Financial Services, Inc. and Subsidiaries

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I            FINANCIAL INFORMATION

Item 1.   Financial Information

   Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000.............................................1
   Consolidated Statements of Income for the three and nine months ended March 31, 2001 and 2000..................2
   Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 2001 .......................3
   Consolidated Statements of Cash Flow for the nine months ended March 31, 2001 and 2000.........................4
   Notes to Consolidated Financial Statements.....................................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .................14

Item 3.   Quantitative and Qualitative Disclosure about Market Risk .............................................50


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................50
Item 2.   Changes in Securities..................................................................................50
Item 3.   Defaults Upon Senior Securities........................................................................50
Item 4.   Submission of Matters to a Vote of Security Holders....................................................50
Item 5.   Other Information......................................................................................50
Item 6.   Exhibits and Reports on Form 8-K.......................................................................50

PART I - FINANCIAL INFORMATION
Item 1. Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                  March 31,                 June 30,
                                                                                    2001                      2000
                                                                          ------------------------     ---------------------
                                                                                  (Unaudited)                (Note)
Assets
Cash and cash equivalents                                                 $                62,621      $            69,751
Loan and lease receivables, net
   Available for sale (net allowance for loan and lease losses of
       $1,773 at March 31, 2001 and $1,289 at June 30, 2000)                               69,153                   44,132
   Other                                                                                   16,629                   13,002
Interest-only strips                                                                      377,190                  277,872
Servicing rights                                                                           96,641                   74,919
Receivable for sold loans and leases                                                        8,580                   51,283
Prepaid expenses                                                                            3,242                    2,209
Property and equipment, net                                                                20,430                   17,756
Other assets                                                                               38,708                   41,744
                                                                          -----------------------      -------------------
Total assets                                                              $               693,194      $           592,668
                                                                          =======================      ===================
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt                                                         $               482,263      $           390,676
Warehouse lines and other notes payable                                                    38,986                   50,842
Accounts payable and accrued expenses                                                      33,720                   31,496
Deferred income taxes                                                                      32,014                   22,773
Other liabilities                                                                          35,442                   34,766
                                                                          -----------------------      -------------------
Total liabilities                                                                         622,425                  530,553
                                                                          -----------------------      -------------------

Stockholders' Equity
Preferred stock, par value $.001, Authorized, 1,000,000
    Shares; issued and outstanding, none                                                        -                        -
Common stock, par value $.001, Authorized, 9,000,000 shares
    Issued:  3,642,592 shares at March 31, 2001 and June 30,
    2000 (including treasury shares of 719,578 at March 31,
    2001 and 318,918 at June 30, 2000)                                                          4                        4
Additional paid-in capital                                                                 24,366                   24,291
Accumulated other comprehensive income                                                     12,012                    5,458
Retained earnings                                                                          42,710                   36,850
Treasury stock: 719,578 shares at March 31, 2001 and
    318,918 shares at June 30, 2000                                                        (7,723)                  (3,888)
                                                                          -----------------------      -------------------
                                                                                           71,369                   62,715

Note receivable                                                                              (600)                    (600)
                                                                          -----------------------      -------------------
Total stockholders' equity                                                                 70,769                   62,115
                                                                          -----------------------      -------------------
Total liabilities and stockholders' equity                                $               693,194      $           592,668
                                                                          =======================      ===================

Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.


          See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                             Three Months Ended                   Nine Months Ended
                                                                  March 31,                           March 31,
                                                     ------------------------------------  --------------------------------
                                                            2001              2000              2001               2000
                                                     ------------------- ----------------  ----------------   -------------
Revenues
Gain on sale of loans and leases                     $           34,430  $        23,412   $        91,529    $     63,025
Interest and fees                                                 5,300            4,723            16,555          14,219
Interest accretion on interest-only strips                        6,438            4,836            17,857          11,902
Servicing income                                                  1,117            1,173             4,278           3,412
Other income                                                          2                2                 6               5
                                                     ------------------- ----------------  ----------------   -------------
Total revenues                                                   47,287           34,146           130,225          92,563
                                                     ------------------- ----------------  ----------------   -------------

Expenses
Interest                                                         14,156           10,112            41,020          26,175
Provision for credit losses                                       1,217              331             2,625           1,040
Employee related costs                                            7,214            2,820            21,277           7,342
Sales and marketing                                               6,178            6,081            17,930          19,945
General and administrative                                       13,722            8,277            36,314          18,956
                                                     ------------------- ----------------  ----------------   -------------

Total expenses                                                   42,487           27,621           119,166          73,458
                                                     ------------------- ----------------  ----------------   -------------

Income before provision for income taxes                          4,800            6,525            11,059          19,105

Provision for income taxes                                        1,920            2,610             4,424           7,642
                                                     ------------------- ----------------  ----------------   -------------

Net income                                           $            2,880  $         3,915   $         6,635    $     11,463
                                                     =================== ================  ================   =============
Earnings per common share:
   Basic                                             $             0.92  $          1.16   $          2.05    $       3.32
                                                     =================== ================  ================   =============
   Diluted                                           $             0.89  $          1.12   $          2.01    $       3.23
                                                     =================== ================  ================   =============

Average common shares:
   Basic                                                          3,088            3,375             3,241           3,451
                                                     =================== ================  ================   =============
   Diluted                                                        3,156            3,502             3,298           3,538
                                                     =================== ================  ================   =============

          See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                             (amounts in thousands)
                                   (unaudited)


For the nine months ended March 31, 2001:

                                                        Common Stock
                                                -----------------------                      Accumulated
                                                  Number of                    Additional      Other
                                                   Shares                       Paid-In     Comprehensive
                                                Outstanding      Amount         Capital        Income
                                                -----------      ------        ----------   -------------
Balance June 30, 2000....................          3,324          $4            $24,291       $ 5,458
Comprehensive income:
  Net income.............................             --          --                 --            --
  Net unrealized gain on interest-only
    strips...............................             --          --                 --         6,554
                                                   -----          --            -------       -------
Total comprehensive income...............             --          --                 --         6,554

Issuance of non-employee stock options...             --          --                 75            --
Repurchase of treasury shares............           (401)         --                 --            --
Cash dividends ($0.24 per share).........             --          --                 --            --
                                                   -----          --            -------       -------
Balance March 31, 2001                             2,923          $4            $24,366       $12,012
                                                   =====          ==            =======       =======


                                [RESTUBBED TABLE]


For the nine months ended March 31, 2001:

                                                                                                 Total
                                                Retained       Treasury          Note         Stockholders'
                                                Earnings        Stock        Receivable          Equity
                                                --------       --------      ----------        ------------
Balance June 30, 2000....................       $36,850        $(3,888)     $    (600)         $62,115
Comprehensive income:
  Net income.............................         6,635             --             --            6,635
  Net unrealized gain on interest-only
    strips...............................            --             --             --            6,554
                                                -------        --------     ---------          -------
Total comprehensive income...............         6,635             --             --           13,189

Issuance of non-employee stock options...            --             --             --               75
Repurchase of treasury shares............            --         (3,835)            --           (3,835)
Cash dividends ($0.24 per share).........          (775)            --             --             (775)
                                                -------        --------     ---------          -------
Balance March 31, 2001                          $42,710        $(7,723)     $    (600)         $70,769
                                                =======        =======      =========          =======







           See accompanying notes to consolidated financial statement

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                              March 31,
                                                                              --------------------------------------
                                                                                    2001                2000
                                                                              -----------------    ----------------
Cash Flow from Operating Activities:
Net income                                                                    $          6,635    $          11,463
Adjustments to reconcile net income to net cash
   used in operating activities:
         Gain on sale of loans and leases                                              (91,529)             (63,025)
         Depreciation and amortization                                                  20,913               13,945
         Interest accretion on interest-only strips                                    (17,857)             (11,902)
         Provision for credit losses                                                     2,625                1,040
         Accounts written off, net                                                      (2,141)              (1,273)
Loans and leases originated for sale                                                  (902,808)            (844,365)
Proceeds from sale of loans and leases                                                 886,153              801,999
Principal payments on loans and leases                                                   5,109                3,377
Increase in accrued interest and fees on loan and
   lease receivables                                                                    (3,627)              (3,956)
Purchase of initial overcollateralization on securitized
   loans and leases                                                                       (341)              (7,342)
Required purchase of additional overcollateralization on
   securitized loans and leases                                                        (31,726)             (20,710)
Cash flow from interest-only strips                                                     57,039               34,474
Increase in prepaid expenses                                                            (1,033)              (2,741)
Increase in accounts payable and accrued expenses                                        2,224                  322
Increase in deferred income taxes                                                        4,896                9,403
(Decrease) increase in loans in process                                                 (3,508)               3,297
Other, net                                                                              (4,251)              (1,064)
                                                                              ----------------      ---------------
Net cash used in operating activities                                                  (73,227)             (77,058)
                                                                              ----------------      ---------------

Cash Flows from Investing Activities:
   Purchase of property and equipment, net                                              (7,248)              (9,758)
   Sales, redemptions or maturities of investments                                         740                   24
                                                                              ----------------      ---------------
Net cash used in investing activities                                                   (6,508)              (9,734)
                                                                              ----------------      ---------------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (Continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                  ------------------------
                                                                                    2001            2000
                                                                                  --------        --------
Cash Flow from Financing Activities:
   Proceeds from issuance of subordinated debt                                    $156,729        $177,055
   Redemptions of subordinated debt                                                (65,142)        (59,670)
   Net repayments of revolving lines of credit                                      (4,954)        (10,225)
   Borrowings, lease financing facility                                                  -          12,294
   Principal payments on lease financing facility                                   (2,963)         (1,635)
   Repayments of repurchase agreement                                               (3,606)              -
   Repayments of other notes payable                                                  (333)         (1,822)
   Financing costs incurred                                                         (2,516)         (2,545)
   Cash dividends paid                                                                (775)           (778)
   Exercise of employee stock options                                                    -             212
   Repurchase of treasury stock                                                     (3,835)         (3,090)
                                                                                  --------        --------
Net cash provided by financing activities                                           72,605         109,796
                                                                                  --------        --------
   Net (decrease) increase in cash and cash equivalents                             (7,130)         23,004
   Cash and cash equivalents, beginning of period                                   69,751          22,395
                                                                                  --------        --------

   Cash and cash equivalents, end of period                                       $ 62,621        $ 45,399
                                                                                  ========        ========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                    $ 30,211        $ 19,280
                                                                                  ========        ========
      Income taxes                                                                $    572        $    500
                                                                                  ========        ========


See accompanying note to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1.       Basis of Financial Statement Presentation

         American Business Financial Services, Inc., together with its subsidiaries (the "Company"), is a diversified financial service organization operating throughout the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets and home equity loans, typically to credit impaired borrowers secured by first and second mortgages. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and the Company's operations and for general corporate purposes including purchases of treasury stock.

         Prior to January 1, 2001, the Company originated conventional first mortgage loans, which were sold in the secondary mortgage market. Effective January 1, 2001 we de-emphasized this business however, we may from time to time consider originating conventional first mortgage loans on a limited basis in the future.

         Prior to December 31, 1999 the Company also originated equipment leases. Effective December 31, 1999 the Company de-emphasized the leasing origination business as a result of its strategy of focusing on its most profitable lines of business. The Company is continuing to service the $77.8 million of leases remaining in its managed portfolio at March 31, 2001.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2001. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

         Certain prior period financial statement balances have been reclassified to conform to current period presentation.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2001

1.       Basis of Financial Statement Presentation - (Continued)

         derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

         SFAS No. 133 was effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principal of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the nine months ended March 31, 2001. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

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

         SFAS No. 140 is effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations. The Company has elected to early adopt the annual disclosure requirements of SFAS No. 140 and has provided them in "Management's Discussion and Analysis."

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2001

1.       Basis of Financial Statement Presentation - (Continued)

         In July 2000, the Emerging Issues Task Force ("EITF"), a standard-setting group under the Financial Accounting Standards Board, reached a consensus in EITF 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the recognition of interest income and the measurement of impairment on beneficial interests retained in securitization transactions. If upon evaluation, the retained interest holder determines there is a change in the estimated cash flows from the retained interests, the amount of accretable yield should be recalculated and in certain circumstances, if that change in estimated cash flows is an adverse change, an other than temporary impairment should be considered to have occurred. This accounting guidance is effective for fiscal quarters beginning after March 15, 2001. The new standard is not expected to have a material effect on the Company's financial condition or results of operations.

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held by the Company were as follows (in thousands):

                                                                March 31,           June 30,
                                                                  2001               2000
                                                            -----------------  -----------------
Real estate secured loans.................................  $          56,189  $          26,589
Leases, net of unearned income of $1,812 and $2,503.......             14,737             18,832
                                                            -----------------  -----------------
                                                                       70,926             45,421

Less: Allowance for credit losses on loans and leases
   available for sale.....................................              1,773              1,289
                                                            -----------------  -----------------
                                                            $          69,153  $          44,132
                                                            =================  =================

         At March 31, 2001 and June 30, 2000, the accrual of interest was suspended on real estate secured loans of $4.1 million and $4.3 million, respectively.

3.       Interest-Only Strips

         Activity for interest-only strips for the nine-month periods ended March 31, 2001 and 2000 were as follows (in thousands):

                                                                          March 31,
                                                            ------------------------------------
                                                                  2001               2000
                                                            -----------------  -----------------
 Balance at beginning of period...........................  $         277,872  $         178,218

 Initial recognition of interest-only strips, including
    initial overcollateralization of $341 and $7,342......             95,875             81,917
 Required purchases of additional overcollateralization...             31,726             20,710
 Interest accretion.......................................             17,857             11,902
 Cash flow from interest-only strips......................            (57,039)           (34,474)
 Net adjustments to fair value............................             10,899                499
                                                            -----------------  -----------------
 Balance at end of period.................................  $         377,190  $         258,772
                                                            =================  =================

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2001


3.       Interest-Only Strips (Continued)

         Interest-only strips include overcollateralization balances that represent excess principal balances of loans and leases in securitization trusts over investor interests in those trusts maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains cash flows until overcollateralization requirements, which are specific to each securitization, are met. At March 31, 2001, the Company's investment in overcollateralization was $110.6 million.

4.       Servicing Rights

         Activity for servicing rights for the nine-month periods ended March 31, 2001 and 2000 were as follows (in thousands):

                                                                                 March 31,
                                                                        -------------------------
                                                                          2001             2000
                                                                        --------          -------
         Balance at beginning of period ..............................  $ 74,919          $43,210
         Initial recognition of servicing rights .....................    35,128           31,439
         Amortization ................................................   (13,406)          (8,568)
                                                                         -------          -------
         Balance at end of period ....................................  $ 96,641          $66,081
                                                                        ========          =======

         Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on the predominant risk characteristic, which consists of loan type. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis
         - Securitization Accounting Considerations." Impairments, if they occur, would be recognized in a valuation allowance for each impaired stratum in the period of adjustment. As of March 31, 2001, no valuation allowance for impairment was required.

5.       Other Assets

         Other assets were comprised of the following (in thousands):

                                                                     March 31,          June 30,
                                                                       2001               2000
                                                                     -------            --------
         Goodwill, net of accumulated amortization of $4,141
           and $3,132.............................................   $15,457             $16,465
         Financing costs, debt offering costs, net of accumulated
            amortization of $7,086 and $5,467......................    7,353               6,244
         Due from securitization trusts for servicing related
             activities............................................    4,278              10,075
         Other ....................................................    6,977               5,605
         Real estate owned.........................................    3,687               1,659
         Investments held to maturity..............................      956                 983
         Investments available for sale (U.S. Treasury Securities).        -                 713
                                                                     -------             -------
                                                                     $38,708             $41,744
                                                                     =======             =======

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2001

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable

         Subordinated debt was comprised of the following (in thousands):

                                                                       March 31,           June 30,
                                                                         2001                2000
                                                                       --------            --------
         Subordinated debentures (a)...............................    $472,336            $379,836
         Subordinated debentures - money market notes (b)..........       9,927              10,840
                                                                       --------            --------
         Total subordinated debentures.............................    $482,263            $390,676
                                                                       ========            ========

         Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                       March 31,              June 30,
                                                                         2001                   2000
                                                                       ---------              --------
         Warehouse and operating revolving line of credit (c) .....    $22,740                 $     -
         Warehouse revolving line of credit (d)....................      9,367                   3,861
         Warehouse revolving line of credit (e)....................          -                     250
         Warehouse revolving line of credit (f)....................          -                  28,229
         Warehouse revolving line of credit (g) ...................        279                    -
         Revolving line of credit (h)..............................          -                   5,000
         Repurchase agreement (i)..................................          -                   3,606
         Lease funding facility (j)................................      6,376                   9,339
         Other debt................................................        224                     557
                                                                       -------                 -------
         Total warehouse lines and other notes payable.............    $38,986                 $50,842
                                                                       =======                 =======

        (a) Subordinated debentures due April 2001 through March 2011, interest rates ranging from 8.35% to 12.57%; subordinated to all of the Company's senior indebtedness.
        (b) Subordinated debentures-money market notes due upon demand, interest rate at 6.15%; subordinated to all of the Company's senior indebtedness.
        (c) $50 million warehouse and operating revolving line of credit expiring December 2001, interest rates ranging from LIBOR plus 1.5% to LIBOR plus 2.0%, collateralized by certain loan receivables and certain interest-only strips from securitization trusts. At any time the amount drawn for operating purposes is limited to $5 million.
        (d) $25 million warehouse revolving line of credit expiring February 2002, interest rates at LIBOR plus 1.75%, collateralized by certain loan receivables.
        (e) $250 million warehouse line of credit terminated March 2001, interest rate of LIBOR plus 1.0%, collateralized by certain loan receivables. The credit facility also provided for the sale of loans into an off-balance sheet facility. See "Management's Discussion and Analysis - Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.
        (f) $150 million warehouse revolving line of credit expired October 2000, interest rates ranged from LIBOR plus 1.375% to 2.0%, collateralized by certain loan receivables.
        (g) $200 million warehouse line of credit expiring January 2002, interest rate ranges from 0.95% to 1.15%, collateralized by certain loan receivables.
        (h) $5 million revolving line of credit expired December 2000, interest rate of LIBOR plus 2.0%, collateralized by certain interest-only strips in securitization trusts.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2001



6.     Subordinated Debt, Warehouse Lines and Other Notes Payable (Continued)

        (i) Repurchase agreement expired January 2001, interest rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.
        (j) Lease funding facility matures through December 2004, interest rate of LIBOR plus 1.775%, collateralized by certain lease receivables.

         Under a registration statement declared effective by the Securities and Exchange Commission on October 30, 2000, we registered $350 million of subordinated debt. As of March 31, 2001, $214.1 million of debt was available for future issuance. The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. There is no limit on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

         In July 2000 the Company established a $200.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility. In addition, in March 2001 a similar $200.0 million off-balance sheet facility was established. See "Management's Discussion and Analysis - Securitization Accounting Considerations" for further discussion of the off-balance sheet features of these facilities.

7.       Derivative Financial Instruments

         For the nine months ended March 31, 2001, the Company recorded cash losses on the fair value of derivative financial instruments of $4.3 million, which were offset by gains from the securitization of loans during the period. There were no derivative contracts or unrealized gains or losses from derivative contracts outstanding at March 31, 2001.

         During the nine-month period ended March 31, 2000, cash losses of $0.2 million, and cash gains of $0.3 million were incurred on hedging transactions (futures contracts), and were recognized as a component of gains on sale recorded on securitizations during the period.

         See "Management's Discussion and Analysis- Interest Rate Risk Management" for further discussion of the Company's hedging strategy and use of derivative financial instruments.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2001


8.       Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):


                                                             Three Months Ended           Nine Months Ended
                                                                  March 31,                   March 31,
                                                          --------------------------  ---------------------------
                                                             2001          2000          2001           2000
                                                          ------------  ------------  ------------   ------------
           Earnings
           (a)   Net Income                                  $  2,880      $  3,915      $  6,635       $ 11,463
                                                             ========      ========      ========       ========
           Average Common Shares
           (b)   Average common shares outstanding              3,088         3,375         3,241          3,451
                 Average potentially dilutive shares               68           127            57             87
                                                             --------      --------      --------       --------
           (c)   Average common and potentially
                 Dilutive shares                                3,156         3,502         3,298          3,538
                                                             ========      ========      ========      =========
           Earnings Per Common Share
           Basic (a/b)                                       $   0.92      $   1.16      $   2.05        $  3.32
           Diluted (a/c)                                     $   0.89      $   1.12      $   2.01        $  3.23


9.       Segment Information

         The Company has three operating segments: Loan Origination, Servicing, and Treasury and Funding.

         The Loan Origination segment originates business purpose loans secured by real estate and other business assets and home equity loans including loans to credit-impaired borrowers and previously originated conventional first mortgage loans secured by one to four family residential real estate.

         The Servicing segment services the loans and leases the Company originates both while held by the Company and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

         The Treasury and Funding segment administers the issuance of the Company's subordinated debt securities and its related interest payments and obtains other sources of funding for the Company's general operating and lending activities.

         The All Other segment mainly represents activities that do not meet the thresholds for determining reportable segments as defined by the SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This segment includes financial assets not related to operating segments, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified. Transactions between reportable segments are reported at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         Reconciling items represent elimination of inter-segment income and expense items.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2001

9.       Segment Information (Continued)

Nine months ended March 31, 2001            Loan         Treasury                               Reconciling
(in thousands)                          Origination    and Funding    Servicing   All Other        Items     Consolidated
                                        -----------    -----------    ---------   ---------        -----     ------------
External revenues:
   Gain on sale of loans and leases       $91,529       $      -       $      -        $   -     $      -       $ 91,529
   Interest income.................         5,641            828          1,345       17,857            -         25,671
   Non-interest income.............         8,639              -         17,571            -      (13,185)        13,025
Inter-segment revenues.............             -         47,032              -       40,354      (87,386)             -
Operating expenses:
   Interest expense................        16,894         36,807            380       33,971      (47,032)        41,020
   Non-interest expense............        26,062          9,171         15,143       22,082            -         72,458
   Depreciation and amortization...         2,801             96            633        2,158            -          5,688
   Inter-segment expense...........        53,539              -              -            -      (53,539)             -
Income tax expense.................         2,606            714          1,104            -            -          4,424
                                          -------       --------       --------    ---------   ----------      ---------
Net income.........................       $ 3,907       $  1,072       $  1,656     $      -     $      -      $   6,635
                                          =======       ========       ========    =========   ==========      =========
Segment assets.....................       $92,425       $121,917       $100,104     $378,748     $      -      $ 693,194
                                          =======       ========       ========     ========     ========      =========






Nine months ended March 31, 2000           Loan         Treasury                                Reconciling
(in thousands)                         Origination    and Funding    Servicing   All Other         Items     Consolidated
                                       -----------    -----------    ---------   ---------         -----     ------------
External revenues:
   Gain on sale of loans and leases       $63,025       $      -       $      -     $      -     $      -      $  63,025
   Interest income.................         3,760            768            805       11,900            -         17,233
   Non-interest income.............         8,866              -         10,772            -       (7,333)        12,305
Inter-segment revenues.............             -         29,754              -       11,730      (41,484)             -
Operating expenses:
   Interest expense................        16,560         19,718            168       19,483      (29,754)        26,175
   Non-interest expense............        23,954          8,179          7,490        3,522            -         43,145
   Depreciation and amortization...         3,282             31            200          625            -          4,138
   Inter-segment expense..........         19,063              -              -            -      (19,063)             -
Income tax expense.................         5,116          1,038          1,488            -            -          7,642
                                         --------      ---------       --------    ---------   ----------      ---------
Net income.........................      $  7,676      $   1,556       $  2,231    $       -   $        -      $  11,463
                                         ========       ========       ========    =========   ==========      =========
Segment assets.....................      $116,803      $ 103,091       $ 67,370    $ 246,493   $        -      $ 533,757
                                         ========       ========       ========    =========   ==========      =========

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

Forward-Looking Statements

         Some information in this Quarterly Report on Form 10-Q may contain forward-looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "are expected to," "will continue to," "is anticipated," "estimate," "projected," "intends to" or other similar words. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties which could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this Form 10-Q. You should not place undue reliance on any forward-looking statement.

General

         American Business Financial Services, Inc. is a diversified financial services organization operating throughout the United States. We originate, sell and service business purpose loans and home equity loans through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program. Through this program we purchase home equity loans from other financial institutions which may have more stringent underwriting guidelines than ours. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization.

         Loans we originate primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. We originate loans through a combination of channels including a centralized processing center located in Bala Cynwyd, Pennsylvania and a retail branch network of offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and our operations and for general corporate purposes including purchases of treasury stock.

         Prior to January 1, 2001, the Company originated conventional first mortgage loans, which were sold in the secondary mortgage market. Effective January 1, 2001 we de-emphasized this business however, we may from time to time consider originating conventional first mortgage loans on a limited basis in the future.

         In January 2001, we renamed our subsidiary, formerly New Jersey Mortgage and Investment Corporation, to American Business Mortgage Services, Inc. to better reflects its national presence.

         Prior to December 31, 1999 we also originated equipment leases. Effective December 31, 1999, we de-emphasized the leasing origination business in keeping with our strategy of focusing on our most profitable lines of business. We are continuing to service the $77.8 million of leases remaining in our managed portfolio at March 31, 2001 and we may from time to time consider originating or purchasing new leases.

         During the first nine months of fiscal 2001, declines in market interest rates resulted in interest rate spreads related to our loans securitized during those nine months improving approximately 171 basis points from the fourth quarter of fiscal 2000. Spread refers to the difference between the average coupon rate on our fixed rate loans, and the weighted average pass-through rate paid to investors for interests issued in connection with a securitization. There can be no assurances that interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of profitability would become more difficult than during a stable or falling interest rate environment. We would address the challenge presented by a rising rate environment by carefully monitoring our product pricing, the actions of our competition, market trends, and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "Interest Rate Risk Management - Loans and Leases Available for Sale" for a discussion of our hedging strategies.

         A rising rate environment could also unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor spread requirements in pricing future securitizations as described above, increasing the levels of overcollateralization required in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing interest rate spreads on our securitized loans which would reduce our cash flows. See "Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

         There has been an increased focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice and the U.S. Department of Housing and Urban Development on subprime lending practices by companies in our industry, sometimes referred to as "predatory lending" practices. Sanctions have been imposed on selected industry competitors for practices including but not limited to charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. To date, no sanctions or recommendations from the governmental regulatory agencies regarding practices related to predatory lending have been imposed or recommended against us. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability.

         The Pennsylvania Attorney General has required us to provide information in connection with designated loans made by our subsidiary, Upland Mortgage, to Pennsylvania customers. The Attorney General has not identified any alleged violations nor has it indicated the purpose of the inquiry.

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

         The following table summarizes the volume of loan and lease securitizations and whole loan sales for the three and nine month periods ended March 31, 2001 and 2000 (in millions):


                                                            Three Months Ended           Nine Months Ended
                                                                March 31,                    March 31,
                                                         -------------------------- --------------------------
                                                            2001         2000          2001           2000
                                                            ----         ----          ----           ----
Securitizations:
Business loans........................................    $  27.9       $   27.2      $  78.6      $   78.9
Home equity loans.....................................      235.7          236.8        725.8         622.9
Equipment leases......................................          -              -            -           9.2
                                                          -------       --------      -------      --------
   Total..............................................    $ 263.6       $  264.0      $ 804.4      $  711.0
                                                          =======       ========      =======      ========

Gain on sale of  loans and leases through
 securitization.......................................    $  34.4       $   23.4      $  91.5      $   63.0
Securitization gains as a percentage of total revenue.       72.8%          68.6%        70.3%         68.1%
Whole loan sales......................................    $  10.8       $   27.2      $  50.0      $   77.6
Premiums on whole loan sales..........................    $   0.5       $    0.6      $   1.5      $    1.4



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

         From our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization, the pass-through rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period of September 1998 through June 2000, the average coupon on our loans securitized increased only 71 basis points. Because the coupon on our loans securitized had been relatively high, we were able to absorb this increase in pass-through rates and have continued access to the asset-backed securities markets. As noted previously, during the first nine months of fiscal 2001, declines in market interest rates resulted in interest rate spreads related to our securitized loans improving approximately 171 basis points from the fourth quarter of fiscal 2000. There can be no assurances that spreads will continue to improve or remain at current levels.

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. The value of our interest-only strips totaled $377.2 million and the value of our servicing rights totaled $96.6 million at March 31, 2001. Together, these two assets represent 68.4% of our total assets at March 31, 2001. Although we believe our carrying value represents the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from our estimates. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "Interest Rate Risk Management - Interest-Only Strips and Servicing Rights" for further discussion of the impact of changes in the assumptions described above.

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

Subordinated Debt and Other Borrowings

         We rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay maturing subordinated debt. At March 31, 2001, $482.3 million of subordinated debt was outstanding and warehouse and other revolving credit facilities totaling $675.0 million were available, of which $118.6 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund loans prior to securitization. See "Liquidity and Capital Resources" for a discussion of short-term and long-term liquidity.

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

         Initially, all residual cash flows are retained by the trust to establish overcollateralization levels in the trust. Overcollateralization is the excess of the aggregate principal balances of loans and leases in a securitized pool over investor interests. Overcollateralization requirements are established to provide additional protection for the trust investors.

         The overcollateralization requirements for a mortgage loan securitization, which are different for each securitization, include:

         (1) The initial requirement, if any, is a percentage of the original balance of loans securitized and is paid in cash at the time of sale;

         (2) The final target is a percentage of the original balance of loans securitized and is funded from the monthly excess cash flow; and

         (3) The stepdown overcollateralization requirement is a percentage of the remaining balance of loans securitized. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us. The stepdown period begins at the later of 30 months or when the remaining balance of loans securitized is less than 50% of the original balance of securitized loans.

         At March 31, 2001, investments in interest-only strips in securitizations totaled $377.2 million, including investments in overcollateralization of $110.6 million.

         In July 2000, we established a $200.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility with UBS Warburg. In March 2001, we established a similar $200.0 million facility with Triple-A One Funding Corp, a commercial paper vehicle sponsored by MBIA Insurance Corporation. Sales into these off-balance sheet conduit facilities involve a two-step transfer that qualifies for sale accounting under SFAS No. 125 and is expected to qualify under SFAS No. 140. First, we sell the loans to a special purpose entity which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility can be directed by the sponsor to dispose of the loans, ordinarily by re-securitizing them. If the loans are not re-securitized, the third party note purchaser has the right to securitize or sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the conduit facilities are treated as sales for financial reporting purposes. As of March 31, 2001, there were $86.2 million in principal amount of loans in the Warburg conduit facility. The MBIA facility was not utilized.

         Prior to March 2001, we had an arrangement with a warehouse lender which included an off-balance sheet mortgage loan conduit facility. The sale into this off-balance sheet conduit facility involved a two-step transfer that also qualified for sale accounting under SFAS No. 125. We terminated this facility in March 2001.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.


       Summary of Selected Mortgage Loan Securitization Trust Information
                      Current Balances as of March 31, 2001
                              (dollars in millions)


                                                        2001-1   2000-4  2000-3   2000-2   2000-1   1999-4  1999-3   1999-2   1999-1
                                                        ------   ------  ------   ------   ------   ------  ------   ------   ------
Original balance of loans securitized:
   Business loans......................................  $  29     $ 27    $  16     $ 28     $ 25    $  25   $  28     $  30  $  16
   Home equity loans...................................    246      248      134      275      212      197     194       190    169
                                                         -----    -----    -----     ----    -----    -----   -----     -----  -----
   Total...............................................  $ 275    $ 275    $ 150     $303    $ 237    $ 222   $ 222     $ 220  $ 185
                                                         =====    =====     ====     ====    =====    =====   =====     =====  =====
Current balance of loans securitized:
   Business loans......................................  $  29    $  27    $ 16      $ 27    $  24    $  24   $  24     $ 25    $ 11
   Home equity loans...................................    246      243      129      257      188      165     156       150    123
                                                         -----    -----    -----    -----    -----    -----   -----     -----  -----
   Total...............................................  $ 275    $ 270    $ 145    $ 284    $ 212    $ 189   $ 180     $ 175  $ 134
                                                         =====    =====     ====     ====    =====    =====   =====     =====  =====

Weighted average coupon on loans securitized:
   Business loans...................................... 16.06%   16.08%   16.06%   16.01%   16.10%   16.04%  15.78%   15.77%  16.00%
   Home equity loans................................... 11.48%   11.61%   11.51%   11.42%   11.36%   11.08%  10.90%   10.47%  10.65%
   Total............................................... 11.96%   12.05%   12.01%   11.85%   11.90%   11.70%  11.54%   11.23%  11.10%

Percentage of first mortgage loans.....................    88%      85%      85%      78%      77%      80%     82%      88%     90%
Weighted average loan-to-value.........................    76%      76%      77%      77%      77%      76%     76%      76%     77%
Weighted average remaining term (months) on loans
   securitized ........................................    251      240      240      248      237      230     234      237     236

Original balance of Trust Certificates.................   $275     $275    $ 150    $ 300    $ 235    $ 220   $ 219    $ 219   $ 184
Current balance of Trust Certificates..................   $275     $267    $ 143    $ 275    $ 203    $ 178   $ 169    $ 164   $ 125
Weighted average pass-through interest rate to Trust
    Certificate holders................................  6.28%    7.05%    7.61%    7.88%    7.79%    7.40%   7.43%    7.12%   6.56%
Highest Trust Certificate pass-through rate............  6.28%    7.05%    7.61%    8.04%    7.93%    7.68%   7.49%    7.13%   6.58%

Overcollateralization requirements:
Required percentages:
   Initial.............................................  0.00%    0.00%    0.00%    0.90%    0.75%    1.00%   1.00%    0.50%   0.50%
   Final target........................................  4.10%    4.50%    4.75%    5.95%    5.95%    5.50%   5.00%    5.00%   5.00%
   Stepdown overcollateralization......................  8.20%    9.00%    9.50%   11.90%   11.90%   11.00%  10.00%   10.00%  10.00%
Required Amounts:
     Initial...........................................   $ --     $ --     $ --     $  3    $   2   $    2   $   2   $    1   $   1
     Final target......................................     11       12        7       18       14       12      11       11       9
Current Status:
    Overcollateralization amount.......................   $ --     $  3     $  2     $  9    $   9   $   11   $  11   $   11   $   9
    Final target reached or anticipated date to reach.. 5/2002   3/2002   3/2002   2/2002  12/2001   5/2001     Yes      Yes     Yes
    Stepdown reached or anticipated date to reach......12/2004   7/2004   3/2004   2/2004  11/2003   7/2003  5/2003  12/2002  8/2002

Annual surety wrap fee.................................  0.20%    0.21%    0.21%    0.21%    0.19%    0.21%   0.21%    0.19%   0.19%

Servicing rights:
   Original balance....................................   $ 11     $ 14     $  7     $ 14    $  10    $  10   $  10   $   10   $   8
   Current balance.....................................     11       13        6       12        9        8       8        7       5

                      Current Balances as of March 31, 2001
                              (dollars in millions)




                                                              1998-4   1998-3   1998-2  1998-1   1997-2   1997-1   1996-2  1996-1
                                                              ------   ------   ------  ------   ------   ------   ------  ------
Original balance of loans securitized:
   Business loans..........................................    $  9     $ 17     $ 15    $ 16     $ 23     $ 22     $ 16    $ 13
   Home equity loans.......................................      71      183      105      89       77       53       24       9
                                                               ----     ----     ----    ----     ----     ----     ----    ----
   Total...................................................    $ 80     $200     $120    $105     $100      $75     $ 40    $ 22
                                                               ====     ====     ====    ====     ====     ====      ===    ====
Current balance of loans securitized:
   Business loans..........................................    $  6     $ 11     $  8    $  9     $ 12     $ 10     $  5    $  4
   Home equity loans.......................................      49      120       56      42       28       17        6       3
                                                               ----     ----     ----    ----     ----     ----     ----    ----
   Total...................................................    $ 55     $131     $ 64    $ 51     $ 40     $ 27     $ 11    $  7
                                                               ====     ====     ====    ====     ====     ====     ====    ====
Weighted average coupon on loans securitized:
   Business loans..........................................  16.05%   15.95%   15.92%  15.98%   15.89%   15.90%   15.99%  15.87%
   Home equity loans.......................................  10.81%   10.73%   10.68%  11.05%   11.56%   11.43%   11.25%  10.57%
   Total...................................................  11.35%   11.14%   11.37%  11.90%   12.88%   13.00%   13.47%  13.37%

Percentage of first mortgage loans.........................     90%      90%      87%     78%      71%      69%      71%     68%
Weighted average loan-to-value.............................     76%      78%      77%     73%      71%      70%      67%     67%
Weighted average remaining term (months) on loans
 securitized...............................................     235      232      209     196      184      162      135     134

Original balance of Trust Certificates.....................    $ 79    $ 198     $118    $103     $ 98     $ 73     $ 39    $ 22
Current balance of Trust Certificates......................    $ 51    $ 121     $ 58    $ 45     $ 34     $ 23      $ 9     $ 5
Weighted average pass-through interest rate to Trust
 Certificate holders.......................................   6.70%    6.33%    6.51%   6.72%    6.80%    7.43%    7.53%   7.95%
Highest Trust Certificate pass-through rate................   7.08%    6.43%    6.85%   7.15%    7.13%    7.53%    7.53%   7.95%


Overcollateralization requirements:
Required percentages:
   Initial.................................................   1.00%    1.00%    1.50%   1.50%    2.00%    3.00%    3.00%      --
   Final target............................................   5.00%    5.00%    5.00%   5.50%    7.00%    8.00%   10.00%   7.00%
   Stepdown overcollateralization..........................  10.00%   10.00%   10.00%  11.00%   14.00%   16.00%   20.00%      na
Required Amounts:
     Initial...............................................    $  1    $   2     $  2    $  2     $  2     $  2     $  1    $ --
     Final target..........................................       4       10        6       6        7        6        4       2
Current Status:
    Overcollateralization amount...........................    $  4    $  10     $  6    $  6     $  6     $  4     $  2    $  2
    Final target reached or anticipated date to reach......     Yes      Yes      Yes     Yes      Yes      Yes      Yes     Yes
    Stepdown reached or anticipated date to reach..........  6/2002   3/2002   7/2001     Yes      Yes      Yes      Yes      na

Annual surety wrap fee.....................................   0.20%    0.20%    0.22%   0.23%    0.26%    0.26%    0.28%      na

Servicing rights:
   Original balance........................................    $  3    $   7     $  4    $  4     $  4     $  3     $  2    $  2
   Current balance.........................................       2        4        2       2        2        2        1       1




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

         The calculation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected excess cash flows utilizing assumptions made by management at the time loans are sold. These assumptions include the rate used to calculate the present value of expected future cash flows, referred to as the discount rate, and prepayment and credit loss rates on the pool of loans. Estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based, in part, on historical experience and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers and the type of loan. Our interest-only strips and servicing rights are periodically re-evaluated based upon the present value of the expected future cash flows from our interest-only strips and servicing rights related to the loans remaining in the trusts. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and would be adjusted if necessary.

         We use a discount rate which we believe is commensurate with the risks involved in our securitization assets. While quoted market prices on comparable interest-only strips are not available, we have performed comparisons of our valuation assumptions and performance experience to others in the non-conventional mortgage industry. We quantify the risks in our securitization assets by comparing the asset quality and performance experience of the underlying securitized mortgage pools to comparable industry performance. We believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rate. The all-in cost of the trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees which generally range from 19 to 22 basis points combined. From these experience comparisons, we have determined a spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate used to discount our interest-only strips, compared to rates used by others in the industry, reflects our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below.

         o Underlying loan collateral with fixed yields, which are higher than others in the non-conventional mortgage industry. Average coupons of securitized loans exceed the industry average by 100 basis points or more. All of our loans have fixed interest rates, which are more predictable than adjustable rate loans.

         o Approximately 90% to 95% of our business purpose loans have prepayment fees. Approximately 85% to 90% of our home equity loans have prepayment fees. Our experience indicates that prepayment fees increase the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the loans securitized.

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

         The assumptions for prepayment and credit loss rates are compared to actual experience and adjusted if warranted.

         The assumptions for prepayment rates are compared to actual prepayment experience of the individual securitization pool of mortgage loans and an average of the actual experience of other similar pools of mortgage loans at the same number of months after their inception. The length of time before a pool of mortgage loans reaches its expected constant prepayment rate is referred to as the "prepayment ramp period." It is our policy to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans is less than a year old even though actual experience may be different. During this ramp period, actual experience both quantitatively and qualitatively is not sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different than the average. For pools of mortgage loans greater than one year old, but still in the ramp period, historical average prepayment experience trends for similar pools are also considered and adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the trend is expected to continue. We adjust prepayment assumptions used for pools of mortgage loans which have reached their expected constant prepayment rate to actual.

         Due to increases in the volume of loans originated with prepayment fees, we had reduced the initial annual prepayment rate assumption on business loans and lengthened the prepayment ramp period for home equity loans for mortgage loan securitizations beginning with the 1999-1 securitization. Our experience indicates that when a loan has a prepayment fee provision, fewer borrowers will prepay, and those prepaying will do so more slowly. During the nine-month period ending October 1998 the percentage of home equity loans containing prepayment fees increased from less than 50% of loans originated to over 85%, which has been maintained since that time. Our actual cumulative prepayment experience demonstrates that only 25% of home equity loans having prepayment fees are actually prepaid by the borrowers, while 47% of home equity loans without prepayment fees are prepaid. This cumulative historical performance confirms that it is nearly twice as likely that a loan without a prepayment fee will be prepaid. As a result of this analysis, we had reduced the initial annual prepayment rate assumption on business loans and lengthened the initial assumptions used for the prepayment ramp period on home equity loans from 12 to 18 months beginning with the 1999-1 mortgage loan securitization through the 2000-1 mortgage loan securitization and to 24 months beginning with the 2000-2 mortgage loan securitization.

         As we have accumulated experience with pools of loans that have a high percentage of loans with prepayment fees we have begun using a static pool analysis of prepayments, whereby we analyze historical prepayments by period, to determine average prepayments expected by period. For business loans we have found that prepayments for the first year are generally lower than we had anticipated, peak at a higher rate than previously anticipated by month 24 and decline by month 40. Home equity loan prepayments generally ramp faster in the first year than we had anticipated but level more slowly over 30 months and to a lower final rate than we had been using previously. We have utilized this information to modify our loan prepayment rates and ramping to better reflect the amount and timing of expected prepayments. For more detailed information on current prepayment assumptions see the following table " Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience." The effect of these changes was a net reduction in the value of our interest-only strips of less than 1% at March 31, 2001. This change in assumptions was recorded through an adjustment to comprehensive income in accordance with SFAS 115.

         The initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization were increased as a result of an increase in the percentage of second mortgage loans and our concerns regarding the high levels of real estate values. As shown on the prior table, "Summary of Selected Mortgage Loan Securitization Trust Information," the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The high real estate values affected our loss assumptions because in the event of an economic downturn, the loan-to-value ratios of the loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. Although our percentage of first mortgages have subsequently increased, we believe real estate values may limit our ability to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to the 1999-4 mortgage loan securitization generally continue to support the initial credit loss assumptions for those securitizations. The credit loss assumptions in three mortgage loan securitizations have been increased to reflect the higher level of losses experienced.

         The following tables provide information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights for each securitization trust.

                Summary of Material Mortgage Loan Securitization
          Valuation Assumptions and Actual Experience at March 31, 2001


                                             2001-1   2000-4   2000-3   2000-2  2000-1   1999-4   1999-3   1999-2  1999-1
                                             ------   ------   ------   ------  ------   ------   ------   ------  ------
Interest-only strip discount rate:
---------------------------------
   Initial valuation.......................    13%      13%      13%       13%     11%      11%      11%      11%     11%
   Current valuation.......................    13%      13%      13%       13%     13%      13%      13%      13%     13%

Servicing rights discounts rate:
-------------------------------
   Initial valuation.......................    11%      11%      11%       11%     11%      11%      11%      11%     11%
   Current valuation.......................    11%      11%      11%       11%     11%      11%      11%      11%     11%

Prepayment rates:
----------------
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b)....................    11%      10%      10%       10%     10%      10%      10%      10%     10%
     Home equity loans.....................    22%      24%      24%       24%     24%      24%      24%      24%     24%
   Ramp period (months) (a):
     Business loans........................     24       24       24        24      24       24       24       24      24
     Home equity loans.....................     30       24       24        24      18       18       18       18      18
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b)....................    11%      12%      12%       12%     13%      13%      13%      12%     12%
     Home equity loans.....................    22%      22%      22%       22%     22%      22%      22%      22%     22%
   Ramp period (months) (a):
     Business loans........................     24       24       24        24      24       24       24       24      na
     Home equity loans.....................     30       30       30        30      30       30       30       30      30
   CPR adjusted to reflect ramp:
     Business loans........................     3%       3%       4%        5%      7%      12%      17%      22%     26%
     Home equity loans.....................     2%       3%       6%       10%     13%      16%      17%      17%     17%
   Current prepayment experience (c):
     Business loans.........................    --       --       1%        3%      3%       9%      10%      11%     27%
     Home equity loans......................    --       --       4%        9%     14%      16%      20%      16%     20%

Credit loss rates:
-----------------
   Annual credit loss rate:
     Initial assumption....................  0.40%    0.40%    0.40%     0.40%   0.40%    0.30%    0.25%    0.25%   0.25%
     Current assumption....................  0.40%    0.40%    0.40%     0.40%   0.40%    0.30%    0.25%    0.25%   0.25%
     Actual experience.....................     --       --       --        --   0.13%    0.04%    0.12%    0.15%   0.21%
   Cumulative credit loss rate:
     Initial assumption....................  1.81%    1.89%    1.85%     1.85%   1.85%    1.35%    1.20%    1.20%   1.20%
     Current assumption....................  1.81%    1.89%    1.85%     1.85%   1.85%    1.35%    1.20%    1.20%   1.20%
     Cumulative experience to date.........     --       --       --        --   0.14%    0.06%    0.19%    0.28%   0.45%

Servicing fees:
--------------
   Contractual fees........................  0.50%    0.70%    0.50%     0.50%   0.50%    0.50%    0.50%    0.50%   0.50%
   Ancillary fees..........................  1.25%    1.25%    1.25%     1.25%   1.25%    1.25%    1.25%    1.25%   1.25%




(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(b) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak over 24 months then declines to the final expected CPR by month 40.
(c)  Rate is a six-month historical average.

na = not applicable

                Summary of Material Mortgage Loan Securitization
    Valuation Assumptions and Actual Experience at March 31, 2001 (Continued)



                                                 1998-4   1998-3    1998-2    1998-1   1997-2    1997-1    1996-2    1996-1
                                                 ------   ------    ------    ------   ------    ------    ------    ------

Interest-only strip discount rate:
---------------------------------
   Initial valuation.........................      11%       11%       11%      11%       11%       11%       11%      11%
   Current valuation.........................      13%       13%       13%      13%       13%       13%       13%      13%

Servicing rights discount rate:
------------------------------
   Initial valuation.........................      11%       11%       11%      11%       11%       11%       11%      11%
   Current valuation.........................      11%       11%       11%      11%       11%       11%       11%      11%

Prepayment rates:
----------------
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b)......................      13%       13%       13%      13%       13%       13%       13%      13%
     Home equity loans.......................      24%       24%       24%      24%       24%       24%       24%      24%
   Ramp period (months) (a):
     Business loans...........................      24        24        24       24        24        24        24       24
     Home equity loans........................      12        12        12       12        12        12        12       12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b).......................     12%       10%       10%      10%       10%        7%       11%      20%
     Home equity loans........................     22%       22%       19%      19%       25%       19%       25%      10%
   Ramp period (months): (a)
     Business loans...........................      na        na        na       na        na        na        na       na
     Home equity loans........................      30        30        na       na        na        na        na       na
   CPR adjusted to reflect ramp:
     Business loans...........................     24%       21%       18%      15%       10%        7%       11%      20%
     Home equity loans........................     19%       21%       19%      19%       25%       19%       25%      10%
   Current prepayment experience (c):
     Business loans..........................      13%       29%       19%      13%        9%        7%       10%      20%
     Home equity loans.......................      20%       18%       19%      19%       25%       19%       25%       2%

Credit loss rates:
-----------------
   Annual credit loss rate:
     Initial assumption.....................     0.25%     0.25%     0.25%    0.25%     0.25%     0.25%     0.25%    0.25%
     Current assumption.....................     0.25%     0.30%     0.50%    0.40%     0.25%     0.25%     0.25%    0.25%
     Actual experience......................     0.25%     0.30%     0.49%    0.38%     0.22%     0.28%     0.20%    0.25%
   Cumulative credit loss rate:
     Initial assumption.....................     1.20%     1.20%     1.20%    1.20%     1.20%     1.20%     1.20%    1.20%
     Current assumption.....................     1.20%     1.20%     1.85%    1.85%     1.20%     1.20%     1.20%    1.20%
     Cumulative experience to date..........     0.59%     0.78%     1.40%    1.18%     0.79%     1.15%     0.90%    1.25%

Servicing fees:
--------------
   Contractual fees.........................     0.50%     0.50%     0.50%    0.50%     0.50%     0.50%     0.50%    0.50%
   Ancillary fees...........................     1.25%     0.75%     0.75%    0.75%     0.75%     0.75%     0.75%    0.75%

-------------

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(b) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak over 24 months then declines to the final expected CPR by month 40.
(c)  Rate is a six-month historical average.

na = not applicable


     Although we believe we have made reasonable estimates of prepayment rates and credit loss assumptions, the actual prepayment and credit loss experience may materially vary from our estimates. To the extent that prepayments or credit losses differ materially from the estimates made, adjustments of our interest-only strips and servicing rights may be required in accordance with SFAS No. 115. Levels of future prepayments and credit loss assumptions higher than those initially estimated could result in a reduction in the value of interest-only strips and servicing rights which would adversely affect income in the period of adjustment. Additionally, some of our securitization trusts have issued floating rate certificates supported by fixed rate mortgages. The fair value of the excess cash flow we will receive may be affected by any changes in the rates paid on the floating rate certificates. See "Interest Rate Risk Management" for further description of the impact of changes in our assumptions.


         Lease Securitizations. Information related to our two lease securitizations is presented in the table below. As of December 31, 1999, we de-emphasized the lease origination business but continue to service the remaining leases in our managed portfolio.

              Summary of Selected Lease Securitization Information
                      Current Balances as of March 31, 2001
                              (dollars in millions)

                                                                                 1999-a            1998-a
                                                                                 ------            ------
Original balance of leases securitized..................................        $     82          $     80
Current balance of leases securitized...................................        $     40          $     18
Weighted average yield on leases securitized............................          11.17%            12.09%
Weighted average remaining term (months) on leases securitized..........              26                12
Original balance of Trust Certificates..................................        $     78          $     76
Current balance of Trust Certificates...................................        $     37          $     16
Weighted average pass-through interest rate to Trust Certificate Holders           6.55%             6.15%
Overcollateralization requirements......................................              3%                3%
Annual surety wrap fee..................................................           0.29%             0.29%
Valuation Assumptions
Residual interests discount rate:
   Initial valuation....................................................             11%               11%
   Current valuation....................................................             13%               13%
Servicing rights discount rate:
   Initial valuation....................................................             11%               11%
   Current valuation....................................................             11%               11%
Prepayment rates........................................................             (a)               (a)
Credit loss rates:
   Annual credit loss rate:
     Initial assumption.................................................           0.50%             0.50%
     Current assumption.................................................           0.70%             0.50%
     Actual experience..................................................           0.64%             0.49%
Servicing Fees:
   Contractual fees.....................................................           0.50%             0.50%
   Ancillary fees.......................................................           0.30%             0.30%




(a) The equipment leasing portfolio has experienced insignificant prepayments, less than 1.5% annualized. Should a lease terminate early, any impact on the valuation of lease securitization assets would be recorded upon termination of the lease.

         In addition to the above securitizations we had established a commercial paper conduit for lease production which provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases. The facility permitted us to sell leases in a two-step transfer that qualified for sale accounting under SFAS No. 125. First, we sold the leases to a special purpose entity which has been established for the limited purpose of buying and reselling the leases. Next the special purpose entity sold the leases to a qualified special purpose entity (the "facility") for cash. The facility is sponsored by a major financial institution which has the option to re-securitize the leases, ordinarily using longer-term certificates. Should a longer-term securitization not occur, the leases would remain in the commercial paper conduit until their contractual termination. We have no obligation to repurchase the leases and neither the facility nor the sponsor has a right to require such repurchase. The final two transfers into this facility in the amount of $10.6 million were accounted for as a financing transaction. The leases transferred in those final transfers were retained on our balance sheet and the financing raised by the commercial paper conduit was recorded as debt on the balance sheet.

         Servicing Rights. When loans or leases are sold through a securitization, the servicing on the loans or leases is retained and we capitalize the benefit associated with the rights to service securitized loans and leases based on those servicing rights allocated cost based upon their relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 to 70 basis points which are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. Prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us as servicer as payments are collected from the borrowers.

         Fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation for servicing. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value. Interest rates are not considered as a predominant risk characteristic for purposes of evaluating impairment.

         The origination of a high percentage of loans with prepayment fees impacts our servicing rights and income in two ways. Prepayment fees reduce the likelihood of a borrower prepaying their loan. This results in prolonging the length of time a loan is outstanding which increases the contractual servicing fees to be collected over the life of the loan. Additionally, the terms of our servicing agreements with the securitization trusts allow us to retain prepayment fees collected from borrowers as part of our compensation for servicing loans.

         In addition, we have generally found that the non-conforming mortgage market is less sensitive to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing. Also, a majority of loans to our borrowers require prepayment fees.

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows. At March 31, 2001, servicing rights totaled $96.6 million, compared to $74.9 million at June 30, 2000.

         As noted previously, in the third quarter of fiscal 2001, we changed certain assumptions used in the estimation of the impact of future prepayments in the valuation of our servicing rights, due to trends noted in actual experience. This change in assumptions had an immaterial impact on the fair value of our servicing rights and no valuation allowance for impairment of servicing rights was required as of March 31, 2001.

RESULTS OF OPERATIONS

Overview

         For the third quarter of fiscal 2001, net income decreased $1.0 million, or 26.4%, to $2.9 million from $3.9 million for the third quarter of fiscal 2000. Diluted earnings per common share decreased to $0.89 on average common shares of 3,156,000 compared to $1.12 per share on average common shares of 3,502,000 for the third quarter of fiscal 2000.

         For the nine months ended March 31, 2001, net income decreased $4.8 million, or 42.1%, to $6.6 million from $11.5 million for the same period in fiscal 2000. Diluted earnings per share decreased to $2.01 for the nine months ended March 31, 2001, on average common shares of 3,298,000 compared to $3.23 on average common shares of 3,538,000 for the same period in fiscal 2000. Dividends of $0.08 per share were paid for the quarters ended March 31, 2001 and 2000. The common dividend payout ratio based on diluted earnings per share was 11.1% for the third quarter of fiscal 2001 compared to 7.1% for the third quarter of fiscal 2000.

         The decrease in net income and earnings per share for the three and nine-month periods primarily resulted from an increase in interest expense due to higher levels of subordinated debt and higher rates paid on subordinated debt, increases in employee related costs and general and administrative expenses.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of our common stock, which was at the time, and has continued to, trade at below book value. In addition, our consistent earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. In November 2000, the Board of Directors extended this program through fiscal 2001 and authorized the purchase of up to 20% of our outstanding shares of common stock. In fiscal 2001, we repurchased 400,660 shares of common stock, representing 12% of the November 2000 outstanding shares. The cumulative effect of the stock repurchase program was an increase in diluted earnings per share of $0.13 for the third quarter of fiscal 2001 and $0.21 for the nine months ended March 31, 2001.

         The following schedule details our loan and lease originations (in thousands):

                                           Three Months Ended                      Nine Months Ended
                                                March 31,                              March 31,
                                      -----------------------------        -------------------------------
                                          2001             2000                2001               2000
                                         -----             ----                ----               ----

Business purpose loans.......          $ 30,650           $ 28,815           $  87,320           $  81,056
Home equity loans............           242,811            265,966             786,497             700,294
Equipment leases..............                -                 22                   -              19,631
                                       --------           --------           ---------           ---------
                                       $273,461           $294,803           $ 873,817           $ 800,981
                                       ========           ========           =========           =========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $6.3 million, or 7.7%, for the nine months ended March 31, 2001, to $87.3 million from $81.1 million for the nine months ended March 31, 2000. This increase is attributable to the continued geographic expansion of our business lending division.

         Home equity loans originated by our subsidiaries Upland Mortgage, American Business Mortgage Services and Processing Service Center, increased $86.2 million, or 12.3% to $786.5 million from $700.3 million for the nine months ended March 31, 2000. Upland Mortgage has continued to realize efficiencies in marketing expenses as noted by the $2.0 million decrease in marketing expenses for the nine-month period compared to the prior year period.

In addition, these business units have continued to phase in advanced Internet technology through our web sites, the use of our proprietary patent-pending Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog, and the roll out of this technology to our broker network.

                            Summary Financial Results
                  (dollars in thousands, except per share data)


                                        Three Months Ended                           Nine Months Ended
                                             March 31,                                    March 31,
                                      ---------------------       Percentage    --------------------------     Percentage
                                       2001           2000          Change         2001             2000         Change
                                      ------         ------       ----------      ------           ------      ----------
Total revenues................       $47,287       $34,146         38.5%       $130,225         $92,563             40.7%
Total expenses................        42,487        27,621         53.8%        119,166          73,458             62.2%
Net income....................         2,880         3,915        (26.4%)         6,635          11,463            (42.1%)

Return on average
  equity......................         16.83%        24.19%                       13.39%          24.35%
Return on average assets......          1.75%         3.06%                        1.38%           3.29%

Earnings per share:
  Basic......................        $  0.92       $  1.16        (20.7%)         $2.05         $  3.32            (38.3%)
  Diluted....................        $  0.89       $  1.12        (20.5%)         $2.01         $  3.23            (37.8%)
Dividends declared per share.        $  0.08       $  0.08             -          $0.24         $  0.22              9.1%


         Total Revenues. For the third quarter of fiscal 2001, total revenues increased $13.1 million, or 38.5%, to $47.3 million from $34.1 million for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, total revenues increased $37.7 million, or 40.7%, to $130.2 million from $92.6 million for the first nine months of fiscal 2000. Growth in total revenues was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $11.0 million, or 47.1%, to $34.4 million on the securitization of $263.6 million of loans for the third quarter of fiscal 2001 from $23.4 million on the securitization of $264.0 million of loans in the third quarter of fiscal 2000. For the nine months ended March 31, 2001, gains of $91.5 million were recorded on the securitization of $804.4 million of loans. This was an increase of $28.5 million, or 45.2%, over gains of $63.0 million recorded on securitizations of $711.0 million of loans and leases for the nine months ended March 31, 2000.

         The increase in securitization gains for the three months and nine months ended March 31, 2001 was mainly due to increases in spreads, and for the nine-month period, a higher volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 11.4% for the nine months ended March 31, 2001 from 8.9% on loans and leases securitized for the nine months ended March 31, 2000. In addition to the increase in spreads, a lower writeoff for capitalized SFAS No. 91 loan origination costs contributed to the increase.

         The increase in spread for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000 resulted from both an increase in the average coupon on loans securitized, and decreases in pass-through rates on investor certificates issued by securitization trusts. For loans securitized during the nine months ended March 31, 2001, the average coupon was 12.01%, an increase from 11.80% on loans securitized during the nine months ended March 31, 2000. The average interest rate on trust certificates issued in mortgage loan securitizations during the nine months ended March 31, 2001 was 6.67%, a decrease from 7.60% during the nine months ended March 31, 2000. The resulting net improvement in spread was 123 basis points.

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

         Changes in prepayment ramp and credit loss assumptions from those used in calculating securitization gains in the nine months ended March 31, 2001 had an insignificant net impact on the change in securitization gain percentage from the first nine months of fiscal 2000.

         Interest and Fees. Interest and fee income for the third quarter of fiscal 2001 increased $0.6 million, or 12.2%, to $5.3 million from $4.7 million in the third quarter of fiscal 2000. For the nine months ended March 31, 2001, interest and fee income increased $2.3 million, or 16.4%, to $16.5 million from $14.2 million for the nine months ended March 31, 2000. Interest and fee income consists primarily of interest income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan originations.

         Interest income for the third quarter of fiscal 2001 increased $1.0 million, or 58.6%, to $2.7 million from $1.7 million in the third quarter of fiscal 2000. During the nine months ended March 31, 2001, interest income increased $2.5 million, or 46.5%, to $7.8 million from $5.3 million for the nine months ended March 31, 2000. The increase in the third quarter was due to a modification of the terms of our securitization which allowed us to retain interest income we had accrued up until the point of the sale. Previously all accrued interest income was retained by the securitization trust when collected. In addition, the nine-month increase was attributable to an increase in our average balance of loans and leases available for sale during the period.

         Fee income decreased to $2.6 million for the third quarter of fiscal 2001 from $3.0 million for the third quarter of fiscal 2000. For the nine months ended March 31, 2001, fee income decreased $0.2 million, or 1.6%, to $8.7 million from $8.9 million for the nine months ended March 31, 2000. The decrease for the three-month and nine-month periods was the result of decreases in fees collected on loan originations.

         Premiums on whole loan sales were $1.5 million and $1.4 million for the nine-month periods ended March 31, 2001 and 2000, respectively. The volume of whole loan sales decreased 35.6%, to $50.0 million for the nine months ended March 31, 2001 from $77.6 million for the nine months ended March 31, 2000. The decrease was mainly the result of our decision to de-emphasize the origination of conventional first mortgage loans. The decrease in volume was offset by an increase in the average premium earned on whole loan sales in the period.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the yield component of cash flows received on interest-only strips. Interest accretion of $6.4 million and $17.9 million was earned in the three and nine-month periods ended March 31, 2001, respectively, compared to $4.8 million and $11.9 million in the three months and nine months ended March 31, 2000, respectively. The increase reflects the growth in the balance of our interest-only strips of $118.4 million, or 45.6%, to $377.2 million at

March 31, 2001 from $258.8 million at March 31, 2000. In addition, cash flows for the nine months ended March 31, 2001 from interest-only strips increased $22.6 million, or 65.5%, from the same period of fiscal 2000 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels.

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

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights assets that are recorded at the time loans and leases are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the third quarter of fiscal 2001, servicing income was level with income for the third quarter of fiscal 2000. For the nine months ended March 31, 2001, servicing income increased $0.9 million, or 25.4%, to $4.3 million from $3.4 million for the nine months ended March 31, 2000. The increase was due to an increase in the size of the managed portfolio from $1.7 billion at March 31, 2000 to $2.4 billion at March 31, 2001.

         The following table summarizes the components of servicing income for the three and nine-month periods ended March 31, 2001 and 2000 (in thousands):


                                                  Three Months Ended            Nine Months Ended
                                                     March 31,                      March 31,
                                             ----------------------------  ---------------------------
                                                2001           2000            2001          2000
                                             ------------ ---------------  ------------- -------------

Contractual and ancillary fees..........     $     6,356    $    4,411      $   17,684     $   11,980
Amortization of servicing rights........          (5,239)       (3,238)        (13,406)        (8,568)
                                             -----------    ----------      ----------     ----------
                                             $     1,117    $    1,173      $    4,278     $    3,412
                                             ===========    ==========      ==========     ==========



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

         Total Expenses. For the third quarter of fiscal 2001, total expenses increased $14.9 million, or 53.8%, to $42.5 million from $27.6 million for the third quarter of fiscal 2000. Total expenses increased $45.7 million, or 62.2%, to $119.2 million for the nine months ended March 31, 2001 compared to $73.5 million for the nine months ended March 31, 2000. As described in more detail below, these increases were a result of increased interest expense attributable to the sale of subordinated debt, increases in employee related costs, and an increase in general and administrative expense.

         Interest Expense. For the third quarter of fiscal 2001, interest expense increased $4.1 million, or 40.0%, to $14.2 million from $10.1 million for the third quarter of fiscal 2000. The increase was attributable to an increase in the average rate paid and amount of subordinated debt outstanding during the third quarter of fiscal 2001, the proceeds of which were used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems technology and Internet capabilities required to position us for future growth. Average subordinated debt outstanding during the three months ended March 31, 2001 was $454.9 million compared to $300.2 million during the three months ended March 31, 2000. Average interest rates paid on subordinated debt outstanding increased to 10.99% during the three months ended March 31, 2001 from 9.96% during the three months ended March 31, 2000.

         During the first nine months of fiscal 2001 interest expense increased $14.8 million, or 56.7%, to $41.0 million from $26.2 million for the nine months ended March 31, 2000. Average subordinated debt outstanding during the nine months ended March 31, 2001 was $427.8 compared to $260.0 during the nine months ended March 31, 2000. Average interest rates paid on subordinated debt outstanding increased to 10.93% during the nine months ended March 31, 2001 from 9.67% during the nine months ended March 31, 2000. Rates offered on subordinated debt in fiscal 2001 increased in response to increases in rates paid by competitors on their subordinated debt products, and to enhance our ability to attract additional funds.

         The increase in interest expense related to subordinated debt was partially offset by the impact of a decrease in the average outstanding balances under warehouse lines of credit. The average outstanding balances under warehouse lines of credit were $49.1 million during the three months ended March 31, 2001, compared to $111.5 million during the three months ended March 31, 2000. The average outstanding balances under warehouse lines of credit were $54.2 million during the nine months ended March 31, 2001, compared to $110.5 million during the nine months ended March 31, 2000. This decrease was due to the increased utilization of proceeds from the sale of subordinated debt to fund loan originations and greater utilization of off-balance sheet facilities. Borrowings under warehouse lines of credit are secured by mortgage loans and represent advances of cash to us, usually at 98% of the principal amount of the mortgage loan used as collateral. These borrowings are for a limited duration, generally no more than 270 days, pending the ultimate sale of the mortgage loans through securitization or whole loan sale, either of which will generate the proceeds necessary to retire the borrowing.

         Provision for Credit Losses. The provision for credit losses for the quarter ended March 31, 2001 increased to $1.2 million as compared to $0.3 million for the quarter ended March 31, 2000. The provision for credit losses on portfolio loans and leases for the nine months ended March 31, 2001 increased $1.6 million, to $2.6 million as compared to $1.0 million for the nine months ended March 31, 2000. The increase in the provision for credit losses was primarily due to higher loan charge-offs and an increase in loans and leases available for sale.

         The following tables summarize the changes in the allowance for credit losses by loan and lease type for the three-month and nine-month periods ended March 31, 2001 and 2000 (in thousands):




                                                Business
                                                Purpose      Home Equity   Equipment
Three Months Ended March 31, 2001                Loans          Loans       Leases        Total
-----------------------------------------       --------     -----------   ---------      -------
Balance at beginning of period...........           $520            $952        $467      $ 1,939

Provision for credit losses..............            626             204         387        1,217

(Charge-offs) recoveries, net............           (685)           (253)       (445)      (1,383)
                                                    ----            ----        ----      -------
Balance at end of period.................           $461            $903        $409      $ 1,773
                                                    ====            ====        ====      =======

                                                Business
                                                Purpose      Home Equity   Equipment
Nine Months Ended March 31, 2001                 Loans          Loans       Leases        Total
-----------------------------------------       --------     -----------   ---------      -------
Balance at beginning of period...........           $462            $507      $  320      $ 1,289

Provision for credit losses..............            748             883         994        2,625

(Charge-offs) recoveries, net............           (749)           (487)       (905)      (2,141)
                                                    ----            ----      ------      -------
Balance at end of period.................           $461            $903      $  409      $ 1,773
                                                    ====            ====      ======      =======



                                                Business
                                                Purpose      Home Equity   Equipment
Three Months Ended March 31, 2000                Loans         Loans         Leases        Total
-----------------------------------------       --------     -----------   ---------       -------
Balance at beginning of period...........           $ 23            $160      $  156      $   339

Provision for credit losses..............            108             (12)        235          331

(Charge-offs) recoveries, net............            (86)              -        (115)        (201)
                                                    ----            ----      ------      -------
Balance at end of period.................           $ 45            $148      $  276      $   469
                                                    ====            ====      ======      =======




                                                Business
                                                Purpose      Home Equity    Equipment
Nine Months Ended March 31, 2000                 Loans         Loans         Leases       Total
-----------------------------------------       --------     -----------    ---------     -------
Balance at beginning of period...........           $ 26            $243      $  433      $   702

Provision for credit losses..............            192              (1)        849        1,040

(Charge-offs) recoveries, net............           (173)            (94)     (1,006)      (1,273)
                                                    ----            ----      ------      -------
Balance at end of period.................           $ 45            $148      $  276      $   469
                                                    ====            ====      ======      =======

         The increase in charge-offs for the three and nine months ended March 31, 2001 was primarily attributable to an increase in the number of foreclosures on loans, moving them from non-accrual status where reserves have been established, to real estate owned, where the assets are carried at the lower of cost basis or fair value less estimated costs to sell.

         Additionally, loan repurchases from securitization trusts increased mainly due to an increase in the size of our managed portfolio, real estate owned and delinquencies. While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. Under the terms of the trust agreements, a foreclosed loan is one where we as servicer have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase must be 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 125 and other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the nine months ended March 31, 2001 and the three years ended June 30, 2000, 1999 and 1998. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases have occurred.




      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)


                                              2000-3     2000-2    2000-1      1999-3     1999-1     1998-4      1998-3
                                              ------     ------    ------      ------     ------     ------      ------


Nine Months ended March 31, 2001:
   Business loans......................      $   --      $   --    $   --      $   --     $    --     $   --     $   679
   Home equity loans..................           88         330        --          --          --        154       3,106
                                             ------      ------    ------      ------     -------      -----     -------
      Total............................      $   88      $  330    $   --      $   --     $    --     $  154     $ 3,785
                                             ======      ======    ======      ======     =======     ======     =======
   Number of loans repurchased ........           1           2        --          --          --          2          35
Year ended June 30, 2000:
   Business loans......................      $   --      $   --    $   --      $  101     $    --     $   --     $    --
   Home equity loans...................          --          --       167          --          --        363         106
                                             ------      ------    ------      ------     -------     ------     -------
     Total.............................      $   --      $   --    $  167      $  101     $    --     $  363     $   106
                                             ======      ======    ======      ======     =======     ======     =======
   Number of loans repurchased........           --          --         3           1          --          3           1
Year ended June 30, 1999:
   Business loans......................      $   --      $   --    $   --      $   --     $    --     $   --     $    --
   Home equity loans...................          --          --        --          --          35         15         311
                                             ------      ------    ------      ------     -------     ------     -------
     Total.............................      $   --      $   --    $   --      $   --     $    35     $   15     $   311
                                             ======      ======    ======      ======     =======     ======     =======
   Number of loans repurchased.........          --          --        --          --           1          1           2


(Continued)                                   1998-2     1998-1    1997-2      1997-1     1996-2      1996-1      Total
                                              ------     ------    ------      ------     ------      ------      ------
Nine months ended March 31, 2001:
   Business loans......................      $  215      $  168    $1,288      $   --     $   100     $  250     $ 2,700
   Home equity loans....................        398       1,497     1,306          --          --         --       6,879
                                             ------      ------    ------      ------     -------     ------     -------
      Total............................      $  613      $1,665    $2,594      $   --     $   100     $  250     $ 9,579
                                             ======      ======    ======      ======     =======     ======     =======
   Number of loans repurchased.........           6          23        21          --           2          3          95
Year ended June 30, 2000:
   Business loans......................      $  827      $   --    $  153      $2,441     $   337     $  259     $ 4,118
   Home equity loans..................        2,588         165        84       1,123         114         --       4,710
                                             ------      ------    ------      ------     -------     ------     -------
     Total.............................      $3,415      $  165    $  237      $3,564     $   451     $  259     $ 8,828
                                             ======      ======    ======      ======     =======     ======     =======
   Number of loans repurchased.........          24           1         6          35           6          1          81
Year ended June 30, 1999:
   Business loans......................      $   --      $   23    $   --      $   51     $    --     $   --     $    74
   Home equity loans...................          --         277       265         344          --         25       1,272
                                             ------      ------    ------      ------     -------     ------     -------
     Total.............................      $   --      $  300    $  265      $  395     $    --     $   25     $ 1,346
                                             ======      ======    ======      ======     =======    =======     =======
   Number of loans repurchased.........          --           4         4           6          --          1          19
Year ended June 30, 1998:
   Business loans......................      $   --      $   --    $   --      $   33     $   264     $   --     $   297
   Home equity loans...................          --          --        --          57         144         --         201
                                             ------      ------    ------      ------     -------     ------     -------
     Total.............................      $   --      $   --    $   --      $   90     $   408     $   --     $   498
                                             ======      ======    ======      ======     =======    =======     =======
   Number of loans repurchased.........          --          --        --          2            2         --           4

         An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $1.8 million, or 2.5% of gross receivables, at March 31, 2001 compared to $1.3 million, or 2.8% of gross receivables, at June 30, 2000.

         Employee Related Costs. For the third quarter of fiscal 2001, employee related costs increased $4.4 million, to $7.2 million, from $2.8 million in the third quarter of fiscal 2000. For the nine months ended March 31, 2001 employee related costs increased to $21.3 million from $7.3 million for the nine months ended March 31, 2000. The increase was primarily attributable to a shift in the number of employees directly involved with the loan origination process into areas of loan servicing and support related to the growth in our total managed portfolio. This shift and efficiencies and productivity gains achieved in our loan origination business have resulted in a reduction in the amount of employee related costs which were deferred and capitalized in accordance with SFAS No. 91.

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

         The number of employees throughout the Company has declined by almost 25 employees from last year to the current level of 864 employees. However, the number of employees involved in the loan origination process has declined by approximately 70 employees from the same time last year. Because of efficiencies and productivity gains achieved in certain aspects of our loan origination business, we have reviewed and revised our estimates of the direct costs related to time spent successfully originating loans and have lowered the amounts of employee related costs we defer and capitalize. The efficiencies in our loan origination processes have come mainly from the development of technology that is now utilized to streamline certain loan origination procedures. Our development of automatic loan structuring technology provides the capability to loan officers to present potential borrowers with an array of loan options in a shorter time. Previously, the development of customized options for the borrower was a labor-intensive manual effort. In addition, our integrated loan documentation technology now allows us to save significant time preparing loan documentation, including ensuring compliance with various state and local regulations and requirements. Additionally, we have restructured our commission incentive plans for those involved in the loan origination process. These changes have resulted in significant savings in the costs of originating loans which is not readily visible in our period to period comparative expense because many of these costs were previously deferred and capitalized. The savings in employee related costs we were able to achieve in the loan origination areas has been dedicated to other activities of the Company which are not eligible to be deferred in accordance with SFAS No. 91, and therefore are being recognized as expense in the period incurred.

         Sales and Marketing Expenses. For the third quarter of fiscal 2001, sales and marketing expenses increased $0.1 million, or 1.6%, to $6.2 million from $6.1 million for the third quarter of fiscal 2000. For the nine months ended March 31, 2001, sales and marketing expenses decreased $2.0 million, or

10.1%, to $17.9 million from $19.9 million for the nine months ended March 31, 2000. Expenses for direct mail advertising increased $4.6 million for the nine months ended March 31, 2001 compared to the prior year nine-month period due to increased use of targeted direct mail programs for our loan products. These targeted programs are considered to be more cost effective than the television and radio advertising campaigns utilized into the second quarter of fiscal 2000. Television and radio advertising costs decreased by $3.6 million in the first nine months of fiscal 2001 compared to the prior year nine-month period. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations.

         General and Administrative Expenses. For the third quarter of fiscal 2001, general and administrative expenses increased $5.4 million, to $13.7 million from $8.3 million for the third quarter of fiscal 2000. For the nine months ended March 31, 2001, general and administrative expenses increased $17.3 million, to $36.3 million from $19.0 million for the nine months ended March 31, 2000. The increases for both periods were primarily attributable to increases associated with servicing and collection of our larger managed portfolio including expenses associated with REO and delinquent loans, and the continued building of support area infrastructure and Internet capabilities.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(in thousands, except per share data)

                                                                                    March 31,   June 30,
                                                                                      2001        2000
                                                                                   ---------   ---------
Cash and cash equivalents....................................................      $  62,621   $  69,751
Loan and lease receivables, net:
   Available for sale........................................................         69,153      44,132
   Other.....................................................................         16,629      13,002

Interest-only strips.........................................................        377,190     277,872
Servicing rights.............................................................         96,641      74,919
Receivables for sold loans and leases........................................          8,580      51,283

Total assets.................................................................        693,194     592,668

Subordinated debt............................................................        482,263     390,676
Warehouse lines and other notes payable......................................         38,986      50,842
Total liabilities............................................................        622,425     530,553
Total stockholders' equity...................................................         70,769      62,115

Book value per common share..................................................      $    4.21   $   18.69

Debt to tangible equity (a)(d)...............................................          11.4x       11.6x

Adjusted debt to tangible equity (b)(d)......................................           9.0x        8.3x

Subordinated debt to tangible equity (d).....................................           8.8x        8.6x

Interest-only strips to adjusted  tangible equity (c)(d).....................           3.2x        2.6x

(a)Total liabilities to tangible equity.
(b)Total liabilities less cash and secured borrowings to tangible equity.
(c)Interest-only strips less overcollateralization to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.
(d)Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $100.5 million, or 17.0%, to $693.2 million at March 31, 2001 from $592.7 million at June 30, 2000 primarily due to increases in loans and leases available for sale, interest-only strips and servicing rights.

         Loans and leases available for sale increased $25.0 million, or 56.7%, to $69.1 million from $44.1 million due to the origination of $873.8 million and the securitization and whole loan sales of $854.4 million during the nine months ended March 31, 2001.

         Activity of our interest-only strips for the nine months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                                             March 31,
                                                                   --------------------------
                                                                      2001             2000
                                                                   ---------        ----------
Balance at beginning of period...................................  $ 277,872        $  178,218
Initial recognition of interest-only strips, including initial
      overcollateralization of $341 and $7,342...................     95,875            81,917
Required purchases of additional overcollateralization...........     31,726            20,710
Interest accretion...............................................     17,857            11,902
Cash flow from interest-only strips..............................    (57,039)          (34,474)
Net adjustments to fair value....................................     10,899               499
                                                                   ---------        ----------
Balance at end of period.........................................  $ 377,190        $  258,772
                                                                   =========        ==========

         The following table summarizes the purchases of overcollateralization by trust for the nine months ended March 31, 2001 and years ended June 30, 2000, 1999 and 1998. See "Securitization Accounting Considerations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                             (dollars in thousands)

                                       Off-
                                      Balance
                                       Sheet
                                     Facilities   2000-4    2000-3    2000-2   2000-1   1999-4   1999-3   1999-2   Other    Total
                                     ----------   ------    ------    ------   ------   ------   ------   ------   -----    -----
Nine Months Ended March 31, 2001
Initial overcollateralization.........$ (270)     $   --    $   --    $  611   $   --   $   --   $   --   $   --   $  --   $   341
Required purchases of additional
overcollateralization.................    --       3,514     2,887     7,647    5,681    5,809    3,724    2,316     148    31,726
                                      ------      ------    ------    ------   ------   ------   ------   ------   -----   -------
   Total..............................$ (270)     $3,514    $2,887    $8,258   $5,681   $5,809   $3,724   $2,316   $ 148   $32,067
                                      ======      ======    ======    ======   ======   ======   ======   ======   =====   =======

                                       Off-
                                      Balance
                                       Sheet
                                     Facilities   2000-2    2000-1    1999-4   1999-3   1999-2   1999-1   1998-4   1998-3    Total
                                     ----------   ------    ------    ------   ------   ------   ------   ------   ------    -----
Year Ended June 30, 2000
Initial overcollateralization.........$2,909      $2,114    $1,776    $2,222   $2,211   $   --   $   --   $   --   $   --  $11,232
Required purchases of additional
overcollateralization.................    --          --     2,303     4,040    5,125    7,585    6,601    1,348    2,923   29,925
                                      ------      ------    ------    ------   ------   ------   ------   ------   -----   -------
   Total..............................$2,909      $2,114    $4,079    $6,262   $7,336   $7,585   $6,601   $1,348   $2,923  $41,157
                                      ======      ======    ======    ======   ======   ======   ======   ======   ======  =======


                                      1999-2      1999-1    1998-4    1998-3   1998-2   1998-1   1997-2    Total
                                      ------      ------    ------    ------   ------   ------   ------    -----
Year Ended June 30, 1999
Initial overcollateralization.........$1,100      $  925    $  800    $2,000   $   --   $   --   $   --   $ 4,825
Required purchases of additional
overcollateralization.................    --       1,724     1,852     5,076    4,307    2,267    1,456    16,682
                                      ------      ------    ------    ------   ------   ------   ------    ------
   Total..............................$1,100      $2,649    $2,652    $7,076   $4,307   $2,267   $1,456   $21,507
                                      ======      ======    ======    ======   ======   ======   ======   =======


                                      1998-2      1998-1    1997-2    1997-1   1996-2   1996-1   Total
                                      ------      ------    ------    ------   ------   ------   -----
Year  Ended June 30, 1998
Initial overcollateralization.........$1,801      $1,575    $2,000    $   --   $   --   $   --   $ 5,376
Required purchases of additional
overcollateralization.................     3       1,938     3,544     2,972    1,334      170     9,961
                                      ------      ------    ------    ------   ------   ------   -------
  Total...............................$1,804      $3,513    $5,544    $2,972   $1,334   $  170   $15,337
                                      ======      ======    ======    ======   ======   ======   =======

         Servicing rights increased $21.7 million, or 29.0%, to $96.6 million from $74.9 million at June 30, 2000, due to the recording of $35.1 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights of $13.4 million for the nine months ended March 31, 2001.

         Total liabilities increased $91.9 million, or 17.3%, to $622.4 million from $530.5 million at June 30, 2000 due primarily to an increase in subordinated debt outstanding. For the first nine months of fiscal 2001 subordinated debt increased $91.6 million, or 23.4%, to $482.3 million due to sales of subordinated debt used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems and technology. Subordinated debt was 8.8 times tangible equity at March 31, 2001, compared to 8.6 times as of June 30, 2000. See "Liquidity and Capital Resources" for further information regarding outstanding debt.

         Accounts payable and accrued expenses increased $2.2 million, or 7.1%, to $33.7 million from $31.5 million at June 30, 2000 due to an increase in accrued interest payable on subordinated debt due to the higher level of subordinated debt and higher rates paid on subordinated debt.

         Deferred income taxes increased $9.2 million, or 40.6% to $32.0 million from $22.8 million at June 30, 2000. This increase was mainly due to the structuring of our first and second fiscal quarter securitizations as debt for tax transactions. As debt for tax transactions, the tax liability on securitization gains is deferred and becomes payable in future periods as cash is received from securitization trusts. In addition, the recognition of unrealized gains in the value of our interest-only strips, which are held as available for sale, are recorded as a component of other comprehensive income, net of deferred tax. The deferred tax on these unrealized gains was $4.3 million for the nine months ended March 31, 2001.

Managed Portfolio Quality

     The following table provides data concerning delinquency experience, real estate owned and loss experience for the loan and lease portfolio serviced (dollars in thousands):

                                         March 31, 2001           December 31, 2000        September 30, 2000
                                     ----------------------      -------------------       --------------------
Delinquency by Type                     Amount          %           Amount       %            Amount        %
-------------------                  ------------     -----      -----------   -----       -----------    -----
Business Purpose Loans
Total managed portfolio............. $    281,824                $   262,172               $   240,054
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $      2,057      .73%      $     1,603    .61%       $     1,550     .65%
    61-90 days......................        2,502      .89             2,534    .97              1,227     .51
    Over 90 days....................       16,131     5.72            16,388   6.25             13,851    5.77
                                     ------------     ----       -----------   ----        -----------    ----
    Total delinquencies............. $     20,690     7.34%      $    20,525   7.83%       $    16,628    6.93%
                                     ============     ====       ===========   ====        ===========    ====
REO................................. $      4,353                $     2,929               $     1,319
                                     ============                ===========               ===========
Home Equity Loans
Total managed portfolio............. $  2,075,899                $ 1,936,394               $ 1,786,801
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $     10,881      .52%      $    11,929    .62%       $     5,942     .33%
    61-90 days......................       12,185      .59             7,611    .39              7,116     .40
    Over 90 days....................       40,997     1.98            35,045   1.81             30,117    1.69
                                     ------------     ----       -----------   ----        -----------    ----
    Total delinquencies............. $     64,063     3.09%      $    54,585   2.82%       $    43,175    2.42%
                                     ============     ====       ===========   ====        ===========    ====
REO................................. $     21,760                $    16,650               $    13,428
                                     ============                ===========               ===========
Equipment Leases
Total managed portfolio............. $     77,792                $    91,615               $   105,458
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $        554      .71%      $       533    .58%       $       705     .67%
    61-90 days......................          215      .28               251    .27                347     .33
    Over 90 days....................          553      .71               374    .41                696     .66
                                     ------------     ----       -----------   ----        -----------    ----
    Total delinquencies............. $      1,322     1.70%      $     1,158   1.26%       $     1,748    1.66%
                                     ============     ====       ===========   ====        ===========    ====
Combined
Total managed portfolio............. $  2,435,515                $ 2,290,181               $ 2,132,313
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $     13,492      .55%      $    14,065    .61%       $     8,197     .38%
    61-90 days......................       14,902      .61            10,396    .45              8,690     .41
    Over 90 days....................       57,681     2.37            51,807   2.27             44,664    2.09
                                     ------------     ----       -----------   ----        -----------    ----
    Total delinquencies............. $     86,075     3.53%      $    76,268   3.33%       $    61,551    2.88%
                                     ============     ====       ===========   ====        ===========    ====
REO................................. $     26,113     1.07%      $    19,579    .85%       $    14,747     .69%
                                     ============     ====       ===========   ====        ===========    ====
Losses experienced during the
    three month period(a)(b) :
    Loans........................... $      2,448      .43%      $     2,005    .38%       $     2,265     .48%
                                                      ====                     ====                       ====
    Leases..........................          445     2.30%               44    .20%               453    1.79%
                                     ------------     ====       -----------   ====        -----------    ====
    Total managed portfolio......... $      2,893      .49%      $     2,049    .37%       $     2,718     .54%
                                     ============     ====       ===========   ====        ===========    ====

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $2.3 million ($1.4 million from charge-offs through the provision for loan losses and $0.9 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $0.6 million for the three months ended March 31, 2001. Losses recorded on our books were $0.7 million ($0.2 million from charge-offs through the provision for loan losses and $0.5 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.3 million for the three months ended December 31, 2000. Losses recorded on our books were $1.3 million and losses absorbed by loan securitization trusts were $1.4 million for the three months ended September 30, 2000. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

        Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $86.1 million at March 31, 2001 compared to $76.3 million at December 31, 2000 and $61.6 million at September 30, 2000. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") were 3.53% at March 31, 2001 compared to 3.33% at December 31, 2000 and 2.88% at September 30, 2000 on a total managed portfolio of $2.4 billion at March 31, 2001, $2.3 billion at December 31, 2000 and $2.1 billion at September 30, 2000. The increase in delinquencies and delinquency percentages was mainly due to the seasoning of the managed portfolio together with the leveling of the origination of new loans and the resulting slow down of the growth of the managed portfolio. As the managed portfolio continues to season we expect the delinquency rate to continue to increase.

         Delinquent loans and leases held as available for sale (which are included in total delinquencies) at March 31, 2001 were $2.1 million, or 3.0% compared to $2.7 million, or 3.7% at December 31, 2000, and $3.1 million, or 4.0% at September 30, 2000. The accrual of interest income on loans is suspended when a loan is contractually delinquent for 90 days or more. At March 31, 2001, $4.1 million, or 5.7% of available for sale loans were on non-accrual status compared to $4.2 million, or 5.7% at December 31, 2000, and $4.1 million, or 5.3% at September 30, 2000.

         Real estate owned. Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $26.1 million, or 1.07% of the total managed portfolio at March 31, 2001 compared to $19.6 million or 0.85% and $14.7 million or 0.69%, respectively, at December 31, 2000 and September 30, 2000. The increase in the volume of REO of $6.5 million and increase in percentage to 1.07% from the prior quarter is mainly due to the seasoning of the managed portfolio together with the leveling of the origination of new loans and the resulting slow down of the growth of the managed portfolio, and partly due to a concerted effort by management to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. Recently, additional company personnel have been dedicated to this process. The acceleration of the foreclosure process has caused a substantial increase in the balance of properties classified as REO. We are now implementing processes to decrease the cycle time in the disposition of REO properties, however, as our portfolio seasons we expect the REO balance to continue to increase.

         Included in total REO at March 31, 2001 was $3.7 million recorded on our balance sheet, and $22.4 million in loan securitization trusts. Property acquired by foreclosure or in settlement of loan receivables is recorded in our financial statements at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

         Loss experience. During the third quarter of fiscal 2001, we experienced net loan and lease charge-offs in our total managed portfolio of $2.9 million. On an annualized basis, net loan and lease charge-offs for the third quarter of fiscal 2001 represent 0.49% of the total managed portfolio. Loss severity experience on delinquent loans generally has ranged from 5% to 15% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. Of the $2.9 million of losses experienced on our total managed portfolio in the third quarter of fiscal 2001, $1.6 million was experienced in the loan pools of five of our mortgage loan securitization trusts. The credit loss assumptions in three mortgage loan securitizations have been increased to reflect the higher level of losses experienced in those trusts. We believe the estimates of credit loss assumptions for our other mortgage loan securitizations remain reasonable. See "Securitization Accounting Considerations" for more detail on credit loss assumptions compared to actual loss experience.

         The business purpose loans we originate have average loan-to-value ratios of 61.9%. The home equity loans we originate have average loan to value ratios of 78.6% and the predominant share of our home mortgage products are first liens as opposed to junior lien loans. We believe these factors may mitigate some potential losses on our managed portfolio.

INTEREST RATE RISK MANAGEMENT

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in interest rate swap yields, U.S. Treasury yields, LIBOR (London Bank Offer Rate) yields and the spread between the effective rate of interest received on loans and leases available for sale or securitized (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through rate to investors for interests issued in connection with securitizations. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and maintain our profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans and leases available for sale, interest-only strips, servicing rights and subordinated debt). We would address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible.

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

                                                                    Amount Maturing After March 31, 2001
                                         ------------------------------------------------------------------------------------------
                                          Months     Months      Months       Months       Months      There-                Fair
                                          1 to 12   13 to 24    25 to 36     37 to 48     49 to 60     after     Total       Value
                                          -------   --------    --------     --------     --------     ------    -----       -----
Rate Sensitive Assets:
Loans and leases available for sale (a)  $ 67,123   $     34    $     38     $     43     $     49   $   1,866  $ 69,153   $ 70,163
Interest-only strips..................     48,450     72,064      67,208       63,602       52,124     184,882   488,330    377,190
Servicing rights......................     32,656     26,435      20,741       16,181       12,635      40,708   149,356     96,641
Investments held to maturity..........         59         76          87          118          299         299       938        850


Rate Sensitive Liabilities:
Fixed interest rate borrowings........  $ 226,592  $ 151,477    $ 39,206     $ 21,088     $ 15,934   $  28,190  $482,487   $481,481
Average interest rate.................     10.73%     11.84%      11.93%       11.57%       11.66%      12.23%    11.14%
Variable interest rate borrowings.....  $  32,463  $     969    $  1,302     $  2,050     $  1,607   $     371  $ 38,762   $ 38,762
Average interest rate.................      6.81%      6.66%       6.66%        6.66%        6.66%       6.66%     6.78%

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

         From time to time derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. These derivative financial instruments include futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of our residual interests in mortgage loans in our conduit facility which we would expect to be included in a permanent securitization at a future date. The mortgage loans, loan commitments and mortgage loans underlying residual interests in mortgage conduit pools consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above Eurodollars or interest rate swap yield curves with a three-year maturity. We may hedge potential rate changes in Eurodollars and interest rate swap yield curves with futures contracts on similar underlying securities. This has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item no longer would be recognized as an adjustment to income.

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

         SFAS No. 133 was effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principal of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the nine months ended March 31, 2001. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         For the nine months ended March 31, 2001 we recorded cash losses on the fair value of derivative financial instruments of $4.3 million, which was offset by gains from the securitization of loans during the period. There were no derivative contracts or unrealized gains or losses from derivative contracts at March 31, 2001.

         During the nine-month period ended March 31, 2000, cash losses of $0.2 million, and cash gains of $0.3 million were incurred on hedging transactions (futures contracts), and were recognized as a component of gains on sale recorded on securitizations during the period.

         From time to time derivative financial instruments are used in an attempt to mitigate the effect of changes in market value of fixed rate mortgage loans held for sale and in the future, we may expand the types of derivative financial instruments we use to hedge interest rate risk to include other types of derivative contracts. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. Hedging involves transaction and other costs, which could increase as the period covered by the hedging protection increases. Although it is expected that such costs would be offset by income realized from securitizations in that period or in future periods, we may be prevented from effectively hedging fixed rate loans held for sale without reducing income in current or future periods. In addition, while Eurodollar rates, interest rate swap yield curves and the pass-through rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions (e.g. the so-called Russian Crisis in the later part of 1998).

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At March 31, 2001, $154.8 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 7.0% of total debt issued by mortgage loan securitization trusts. In accordance with generally accepted accounting principles, the changes in fair value are recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights are periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. See "Securitization Accounting Considerations" for further information regarding these assumptions.

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 90-95% of business purpose loans and 85% of home equity loans in the total managed portfolio are subject to prepayment fees.

         The table below outlines the sensitivity of the current fair value of our interest-only strips and servicing rights to a 10% and 20% adverse changes in the key assumptions used in determining the fair value of those assets. Our base prepayment, loss and discount rates are described in the table "Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience." (dollars in millions):

Collateral Balance                                             $2,359
Balance Sheet Carrying Value of Retained Interests.              $473
Weighted-average collateral life (in years)                       4.2

Prepay Speed Assumption Sensitivity
Impact on Fair Value for 10% adverse Change                     $15.8
Impact on Fair Value for 20% adverse Change                      29.5

Loss Rate Assumption Sensitivity
Impact on Fair Value for 10% adverse Change                      $2.2
Impact on Fair Value for 20% adverse Change                       4.4

Floating Rate Debt Assumption Sensitivity (a)
Impact on Fair Value for 10% adverse Change                      $1.5
Impact on Fair Value for 20% adverse Change                       3.0

Discount Rate Assumption Sensitivity
Impact on Fair Value for 10% adverse Change                     $15.3
Impact on Fair Value for 20% adverse Change                      29.6

(a) The floating rate bonds are indexed to 1 month LIBOR plus a deal specific spread. The base 1 month LIBOR rate assumption used in this sensitivity analysis was derived from a forward yield curve.

The sensitivity analysis in the table above is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% or 20% variation in assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. Changes in one assumption may result in changes in others, which might magnify or counteract the impact of the intended change.

The residual assets of lease securitizations represent an immaterial portion of the total residual assets and are therefore aggregated with the mortgage loans.

         Subordinated Debt. We also experience interest rate risk to the extent that as of March 31, 2001 approximately $255.9 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

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

         In addition, we act as the servicer of the loans and leases securitized and in that capacity will be obligated to advance funds in some circumstances which may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans and leases. When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization trust, we are required to advance interest for the delinquent loans if we deem that the advances will be ultimately recoverable. These advances require funding from our capital resources, but have priority of repayment from the succeeding month's mortgage loan payments.

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

         Cash flow from operations and the issuance of subordinated debt fund our remaining cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund the growth and to partially fund maturities of subordinated debt. Although we expect negative cash flow from operations to continue in the foreseeable future, we expect that our historical levels of negative cash flow from operations will decline in the future and then become positive. There can be no assurance that our projections regarding declining negative cash flow or positive cash flow will be achieved. Due to our expectation that our rate of growth in loan production will decrease, we expect the increase in our operating cash expenditures will level, then decline as we realize efficiencies in our infrastructure and our loan production channels. In addition, we expect the cash flows from our interest-only strips will increase as securitization pools mature and reach targeted overcollateralization levels. Even though our operations have expanded during the fiscal year, negative cash flow from operations was reduced by $3.8 million, or 5.0%, for the nine-months ended March 31, 2001 from the prior year nine-month period. Our cash balances are sufficient to cover approximately 28.9% of the $226.4 million of subordinated debt maturities due within one year. Cash balances were $62.6 million at March 31, 2001.

         As of March 31, 2001, $265.4 million of subordinated debt and other debt was scheduled to mature during the next twelve months. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. We intend to continue to utilize debt financing to fund operations in the future.

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

         A significant portion of our loan originations are non-conforming mortgages to subprime borrowers. Some participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization interest-only strips and servicing rights due to the effects of increased delinquencies, increased credit losses and increased prepayment rates. As a result, some competitors have exited the business or have recorded valuation allowances or write-downs for these conditions. Due to these circumstances, some participants experienced restricted access to capital required to fund loan originations, and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans. Factors that have minimized the effect of adverse market conditions on our business include our ability to originate loans through established retail channels, focus on credit underwriting, assessment of prepayment fees on loans, diversification of lending in the home equity and business loan markets and the ability to raise capital through sales of subordinated debt securities pursuant to a registered public offering. Subject to economic, market and interest rate conditions, we intend to continue to transact additional securitizations for future loan originations. Any delay or impairment in our ability to securitize loans, as a result of market conditions or otherwise, could adversely affect our liquidity and results of operations.

         To a limited extent, we intend to continue to augment the interest and fee income earned on loans and leases by selling loans in whole loan sales to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         Subordinated Debt Securities. During the first nine months of fiscal 2001, we sold $91.6 million in principal amount of subordinated debt securities, net of redemptions, with maturities ranging between three months and ten years. As of March 31, 2001, $482.3 million of subordinated debt was outstanding. We registered $350.0 million of subordinated debt under a registration statement which was declared effective by the Securities and Exchange Commission on October 30, 2000. As of March 31, 2001, $214.1 million of that debt was available for future issuance. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities and maturities of subordinated debt. We intend to meet our obligation to repay such debt as it matures with cash flow from operations, cash flows from interest-only strips, and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and our operations. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At March 31, 2001, we were in compliance with the terms of all loan covenants.

(in thousands)                                                                     Amount             Amount
                                                                   Amount        Utilized-on       Utilized-off
                                                                  Committed     Balance Sheet     Balance Sheet
                                                                  ---------     -------------     -------------
Revolving credit facilities:
Mortgage funding facility, expiring July 2001 (a) ..............  $ 200,000      $     na           $  86,193
Mortgage funding facility, expiring March 2002 (b) .............    200,000            na                  --
Warehouse revolving line of credit, expiring January 2002 (c) ..    200,000           279                  na
Warehouse and operating revolving line of credit,
  expiring December 2001 (d) ...................................     50,000        22,740                  na
Warehouse revolving line of credit, expiring February 2002 (e)       25,000         9,367                  na
                                                                  ---------      --------           ---------
Total revolving credit facilities...............................    675,000        32,386              86,193

Other credit facilities and notes payable:
Commercial paper conduit for lease production, maturity
  matches underlying leases (f).................................      7,233         6,376                 857
Other debt......................................................        224           224                  na
                                                                  ---------      --------           ---------
Total credit facilities.........................................  $ 682,457      $ 38,986           $  87,050
                                                                  =========      ========           =========

na - not applicable for facility

         (a) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services established a $200.0 million mortgage funding facility which expires July 2001. The facility provides for the sale of loans into an off-balance sheet funding facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.

         (b) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $200.0 million loan funding facility which expires in March 2002. The facility provides for the sale of loans into an off-balance sheet funding facility with Triple-A One Funding Corp., a commercial paper vehicle sponsored by MBIA Insurance Corporation. See "Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.

         (c) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $200 million warehouse line of credit with Morgan Stanley Dean Witter Mortgage Capital Inc., which will be used to fund on-balance sheet financing of loan receivables. The facility expires January 2002. The interest rate on the facility is based on LIBOR plus a margin.

         (d) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $50.0 million warehouse and operating credit facility from Chase Manhattan Bank which expires December 2001. Interest rates on the advances under this facility are based upon LIBOR plus a margin. Obligations under the facility are collateralized by specified pledged loans and other collateral related thereto. Advances on this line for operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trust 1998-2 and 1999-2.

         (e) Our subsidiaries, American Business Credit, HomeAmerican Credit and American Business Mortgage Services established a $25 million warehouse line of credit facility from Residential Funding Corporation which expires February 2002. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans.

         (f) The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases. See "Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None.

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

                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: May 14, 2001    BY:  Albert W. Mandia
                           ----------------------------------------------------
                           Albert W. Mandia
                           Executive Vice President and Chief Financial Officer