Form 10-K
period 2001-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2001-09-28
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X]   Annual Report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                  For the fiscal year ended June 30, 2001

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

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [X]

         The aggregate market value of the 1,129,312 shares of common stock, $.001 par value per share, held by non-affiliates of the Registrant as of September 20, 2001 was $16.2 million.

         The number of shares outstanding of the Registrant's sole class of common stock as of September 20, 2001 was 2,577,314 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Proxy Statement for 2001 Annual Meeting of Stockholders

                                     Part I

Item 1.   Business
          --------

Forward Looking Statements

         Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "are expected to," "will continue to," "is anticipated," "estimate," "believe," "projected," "intends to" or other similar words. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties described under "Risk Factors" as well as other portions of this Annual report on Form 10-K, which could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this Form 10-K. You should not place undue reliance on any forward-looking statement.

General

         We are a diversified financial services organization operating throughout the United States. Through our principal direct and indirect subsidiaries, American Business Credit, Inc., HomeAmerican Credit, Inc. (doing business as Upland Mortgage) and American Business Mortgage Services, Inc. (formerly New Jersey Mortgage and Investment Corp.), we originate, service and sell business purpose loans and home equity loans. Business purpose loans are loans to businesses secured by real estate and other business assets. Home equity loans are mortgage loans which are secured by first and second mortgages on single-family residences and which may not satisfy the eligibility requirements of Fannie Mae, Freddie Mac or similar buyers. We also underwrite, process and purchase home equity loans through our Bank Alliance Program. Through this program, we purchase home equity loans from other financial institutions. See "--Home Equity Loans" for further detail.

         The ongoing securitization of our loans is a central part of our current business strategy. We securitize business and home equity loans originated by our subsidiaries pursuant to our existing securitization program. A securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case, loans, to a trust in exchange for certificates, notes or other securities issued by the trust and representing an undivided interest in the trust assets. The transfer to the trust could involve a sale or pledge of the financial assets, as well as certain representations and warranties we make regarding these transferred assets, depending on the particular transaction. Next, the trust sells a portion of the certificates, notes or other securities to investors for cash. Often the originator of the loans retains the servicing rights, which is the right to service the loans for a fee. The originator may also retain an interest in the cash flows generated by the securitized loans which is subordinate to the regular interest sold to investors. This interest in the cash flows generated by the securitized loans is called an interest-only strip. See "--Securitizations" and "--Loan Servicing" for further detail.

         Loans and leases we hold as available for sale on our balance sheet and securitized loans and leases we service for others are referred to as our managed portfolio.

         We were incorporated in Delaware in 1985 and began operations as a finance company in 1988, initially offering business purpose loans to customers whose borrowing needs we believed were not being adequately serviced by commercial banks. Since our inception, we have significantly expanded our product line and geographic scope and currently have licenses, or are in the process of becoming licensed, to offer our home equity loan products in 47 states.

         Effective January 1, 2001, we de-emphasized the origination of conventional first mortgage loans as a result of our strategy of focusing on our most profitable lines of business. Conventional first mortgage loans included first mortgages on one-to four-unit residential properties, most of which satisfied the eligibility requirements of Fannie Mae and Freddie Mac. Prior to this time, we originated conventional first mortgage loans, which were sold in the secondary market. We may from time to time consider the origination of conventional first mortgage loans on a limited basis in the future.

         Effective December 31, 1999, we de-emphasized and subsequent to that date, we discontinued the equipment leasing origination business as a result of our strategy of focusing on our most profitable lines of business.

         Our principal executive office is located at 103 Springer Building, 3411 Silverside Road, Wilmington, Delaware 19810. The telephone number at that address is (302) 478-6160. Our principal operating office is located at Balapointe Office Centre, 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania 19004. The telephone number at the Balapointe Office Centre is (610) 668-2440. We maintain a site on the World Wide Web at www.abfsonline.com as well as web sites for our subsidiary companies. The information on our web site and any subsidiary web site is not and should not be considered part of this document and is not incorporated into this document by reference. This web address and the web address of each subsidiary are, and are only intended to be, inactive textual references.



Subsidiaries

         As a holding company, our activities have been limited to:

         (1)  holding the shares of our operating subsidiaries, and

         (2) raising capital for use in the subsidiaries' lending and loan servicing operations.

         American Business Financial Services, Inc. is the parent holding company of American Business Credit, Inc. and its primary subsidiaries, HomeAmerican Credit, Inc. (doing business as Upland Mortgage), American Business Mortgage Services, Inc., Processing Service Center, Inc., and Tiger Relocation Company (formerly ABC Holdings Corporation).

         American Business Credit, a Pennsylvania corporation incorporated in 1988 and acquired by us in 1993, originates, services and sells business purpose loans and services home equity loans.

         HomeAmerican Credit, a Pennsylvania corporation incorporated in 1991, originates and sells home equity loans. HomeAmerican Credit acquired Upland Mortgage Corp. in 1996 and since that time has conducted business as "Upland Mortgage." Upland Mortgage also purchases home equity loans through the Bank Alliance Program.

         American Business Mortgage Services, Inc., a New Jersey corporation organized in 1938 and acquired by us in October 1997, is currently engaged in the origination and sale of home equity loans. Prior to January 1, 2001, we sold conventional first mortgage loans originated in the secondary market with servicing released. American Business Mortgage Services, Inc. also purchases home equity loans through the Bank Alliance Program.

         Processing Service Center, Inc. administers the Bank Alliance Program and enters into business arrangements with financial institutions which provide for our purchase of home equity loans that meet our underwriting criteria but do not meet the guidelines of the selling institution for loans to be held in its portfolio.

         In January 2001, we completed a corporate reorganization, which included the renaming of our home equity loan subsidiary, New Jersey Mortgage and Investment Corporation, to better reflect its national presence. New Jersey Mortgage changed its name to American Business Mortgage Services, Inc. In addition, American Business Mortgage Services, Inc. will also utilize our proprietary loan structuring software in connection with loan products offered through its network of loan brokers.

         Tiger Relocation Company, formerly ABC Holdings Corporation, a Pennsylvania corporation, was incorporated in 1992 to hold properties acquired through foreclosure.

         We also have numerous special purpose subsidiaries that were incorporated solely to facilitate our securitizations and off-balance sheet conduit facilities. Some of those companies are Delaware investment holding companies. None of these corporations engage in any business activity other than holding the subordinated certificate, if any, and the interest-only strips created in connection with completed securitizations. See "-- Securitizations." We also have several additional subsidiaries that are inactive or not significant to our operations.

         The following chart sets forth our basic organizational structure and our primary subsidiaries.(a)

                 -------------------------------------------------
                |                    ABFS                        |
                |                                                |
                |-------------------------------------------------
                |               Holding Company                  |
                |     Issues subordinated debt securities        |
                |                                                |
                 -------------------------------------------------
                                       |
                                       |
                 -------------------------------------------------
                |         AMERICAN BUSINESS CREDIT, INC.         |
                |                                                |
                |-------------------------------------------------
                |    Originates and services business purpose    |
                |      loans and services home equity loans      |
                 -------------------------------------------------
                                       |
                                       |
        ----------------------------------------------------------------
        |                     |                     |                  |
        |                     |                     |                  |
-----------------     -----------------    ------------------  -----------------
|   AMERICAN    |     |   PROCESSING  |    |  HOMEAMERICAN  |  |    TIGER      |
|   BUSINESS    |     |    SERVICE    |    |  CREDIT, INC.  |  |  RELOCATION   |
|   MORTGAGE    |     |  CENTER, INC. |    |     D/B/A      |  |   COMPANY     |
|SERVICES, INC. |     |               |    |    UPLAND      |  |               |
|               |     |               |    |   MORTGAGE     |  |               |
|               |     |               |    |                |  |               |
|               |     |               |    |                |  |               |
-----------------     -----------------    ------------------  -----------------
|  Originates,  |     |   Processes   |    |   Originates,  |  |     Holds     |
| purchases and |     | Bank Alliance |    |  purchases and |  |foreclosed real|
| services home |     | Program home  |    |  services home |  |    estate     |
|equity loans(b)|     | equity loans  |    | equity loans(b)|  |               |
|               |     |               |    |                |  |               |
|               |     |               |    |                |  |               |
|               |     |               |    |                |  |               |
|               |     |               |    |                |  |               |
|               |     |               |    |                |  |               |
-----------------     -----------------    ------------------  -----------------


---------------------
(a) In addition to the corporations pictured in this chart, we organized at least one special purpose corporation for each securitization and have several other subsidiaries that are inactive or not significant to our operations.

(b)   Includes loans acquired through the Bank Alliance Program.

Lending Activities

         General. The following table sets forth information concerning our loan and lease origination, purchase and sale activities for the periods indicated.


                                                                 Year Ended June 30,
                                                     ----------------------------------------

                                                          2001          2000           1999
                                                     -------------   -----------    ----------
                                                                (dollars in thousands)
Loans/Leases Originated/Purchased
   Business purpose loans...........................  $  120,537     $ 106,187       $  64,818
   Home equity loans................................  $1,096,440     $ 949,014       $ 634,820
   Conventional first mortgage loans................         (a)     $  42,607       $  66,519
   Equipment leases.................................         (b)     $  19,631       $  96,289

Number of Loans/Leases Originated/Purchased
   Business purpose loans...........................       1,318         1,198             806
   Home equity loans................................      13,443        13,544           8,629
   Conventional first mortgage loans................         (a)           267             403
   Equipment leases.................................         (b)         1,020           4,138

Average Loan/Lease Size
   Business purpose loans...........................  $       91     $      89       $      80
   Home equity loans................................  $       82     $      70       $      74
   Conventional first mortgage loans................         (a)     $     160       $     165
   Equipment leases.................................         (b)     $      19       $      23

Weighted Average Interest Rate on Loans/Leases
  Originated/Purchased
   Business purpose loans...........................       15.99%        15.99%          15.91%
   Home equity loans................................       11.46%        11.28%          11.05%
   Conventional first mortgage loans................         (a)          8.75%           7.67%
   Equipment leases.................................         (b)         11.25%          11.40%
   Combined.........................................       11.91%        11.63%          11.30%

Weighted Average Term (in months)
   Business purpose loans...........................         163           171             169
   Home equity loans................................         259           259             261
   Conventional first mortgage loans................         (a)           345             322
   Equipment leases.................................         (b)            50              50

Loans/Leases Sold
   Business purpose loans...........................  $  109,892     $ 104,503       $  71,931
   Home equity and conventional first mortgage loans  $1,068,507     $ 990,606       $ 717,869
   Equipment leases.................................         (b)     $   9,263       $  92,597

Number of Loans/Leases Sold
   Business purpose loans...........................       1,208         1,163             911
   Home equity and conventional first mortgage loans      13,031        13,190           8,074
   Equipment leases.................................         (b)           459           4,363


(a) Effective January 1, 2001, we de-emphasized the origination of conventional first mortgage loans. As a result, amounts are not significant for the year ended June 30, 2001.
(b) Effective December 31, 1999, we de-emphasized and subsequent to that date, discontinued the equipment lease origination business. As a result, there were no equipment lease originations or sales for the year ended June 30, 2001.

         The following table sets forth information regarding the average loan-to-value ratios for loans we originated during the periods indicated.

                                                      Year Ended June 30,
                                       ---------------------------------------------------
Loan Type                                   2001            2000              1999
                                       --------------- ---------------  ------------------
Business purpose loans....................   62.2%          60.9%             61.5%
Home equity loans.........................   78.4           78.9              78.0
Conventional first mortgage loans.........    (a)           83.7              78.0

(a) Effective January 1, 2001, we de-emphasized the origination of conventional first mortgage loans. Amounts are not significant for the year ended June 30, 2001.

         The following table shows the geographic distribution of our loan and lease originations and purchases during the periods indicated.


                                              Year Ended June 30,
                     ---------------------------------------------------------------------
                        2001         %         2000          %         1999         %
                     ---------------------------------------------------------------------
                                            (dollars in thousands)
New York............ $  337,218    27.71%   $  300,380    26.88%   $   163,580    18.97%
New Jersey..........    161,087    13.24       184,123    16.48        236,976    27.48
Pennsylvania........    102,789     8.45       130,928    11.72        139,992    16.23
Florida.............     89,169     7.33        87,872     7.86         61,312     7.11
Massachusetts.......     75,958     6.24        27,138     2.43             --       --
Ohio................     66,877     5.50        42,561     3.81         17,155     1.99
Illinois............     51,904     4.26        43,181     3.86         27,663     3.21
Georgia.............     42,857     3.52        40,230     3.60         59,395     6.89
Michigan............     40,477     3.33        13,458     1.20             --       --
North Carolina......     34,065     2.80        23,826     2.13         13,648     1.58
Virginia............     33,739     2.77        27,722     2.48         17,126     1.99
Maryland............     26,632     2.19        24,582     2.20         19,625     2.28
Other(a)............    154,205    12.66       171,438    15.35        105,974    12.27
                     ----------   -------   ----------   -------   -----------   -------
   Total............ $1,216,977   100.00%   $1,117,439   100.00%   $   862,446   100.00%
                     ==========   ======+   ==========   ======    ===========   ======+

(a) No individual state constitutes more than 2% of total loan originations for fiscal 2001.

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

         Business Purpose Loans. Through our subsidiary, American Business Credit, we originate business purpose loans primarily in the eastern portion of the United States through a network of salespeople and through our business loan web site, which was launched in fiscal 2000. We focus our marketing efforts on small businesses that do not meet all of the credit criteria of commercial banks and small businesses that our research indicates may be predisposed to using our products and services.

         We originate business purpose loans to corporations, partnerships, sole proprietors and other business entities for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition and debt-consolidation. We do not target any particular industries or trade groups and, in fact, take precautions against concentration of loans in any one industry group. All business purpose loans generally are collateralized by a first or second mortgage lien on a principal residence of the borrower or a guarantor of the borrower or some other parcel of real property, such as office and apartment buildings and mixed use buildings, owned by the borrower, a principal of the borrower, or a guarantor of the borrower. In addition, in most cases, these loans are further collateralized by personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets.

         Our business purpose loans generally ranged from $15,000 to $500,000 and had an average loan size of approximately $91,000 for the loans originated during fiscal 2001. Generally, our business purpose loans are made at fixed rates and for terms ranging from five to fifteen years. We generally charge origination fees for these loans of 5.0% to 6.0% of the original principal balance. The weighted average interest rate charged on the business purpose loans originated by us was 15.99% for fiscal 2001. The business purpose loans we originated during the past fiscal year had a weighted average loan-to-value ratio, based solely upon the real estate collateral securing the loans, of 62.2%. We originated $120.5 million of business purpose loans during fiscal 2001.

         Generally, we compute interest due on our outstanding loans using the simple interest method. We generally impose a prepayment fee. Although prepayment fees imposed vary based upon applicable state law, the prepayment fees on our business purpose loan documents can be a significant portion of the outstanding loan balance. Whether a prepayment fee is imposed and the amount of such fee, if any, is negotiated between the individual borrower and American Business Credit prior to closing of the loan.

         Home Equity Loans. We originate home equity loans through our Consumer Mortgage Group, which includes Upland Mortgage and American Business Mortgage Services, Inc. We also purchase loans through the Bank Alliance Program. We originate home equity loans primarily to credit-impaired borrowers through various channels including retail marketing which includes telemarketing operations, direct mail, radio and television advertisements as well as through our interactive web site. We entered the home equity loan market in 1991. Currently, we are, or are in the process of becoming, licensed to originate home equity loans in 47 states throughout the United States. Home equity loans originated and funded by our subsidiaries are generally securitized. In addition, we may sell home equity loans to one of several third parties, at a premium and with servicing released.

         Home equity loan applications are obtained from potential borrowers over the phone, in writing or in person. The loan request is then processed and closed. The loan processing staff generally provides its home equity applicants who qualify for loans with a loan approval within 24 hours and closes its home equity loans within approximately ten to fifteen days of obtaining a loan approval.

         Home equity loans generally range from $10,000 to $250,000 and had an average loan size of approximately $82,000 for the loans originated during fiscal 2001. During fiscal 2001, we originated $1.1 billion of home equity loans. Home equity loans are made at fixed rates of interest and for terms ranging from five to thirty years, generally, with average origination fees of less than 1.5% of the aggregate loan amount. For fiscal 2001, the weighted average interest rate received on such loans was 11.46%. The average loan-to-value ratio was 78.4% for the loans originated by us during the year ended June 30, 2001. We attempt to maintain our interest and other charges on home equity loans to be competitive with the lending rates of other finance companies and banks. To the extent permitted by law, a prepayment fee may be negotiated with the borrower and is generally charged to the borrower on the prepayment of a home equity loan except in the event the borrower refinances a home equity loan with us.

         Beginning in fiscal 1996, we entered into exclusive business arrangements with several financial institutions which provide for our purchase of home equity loans that meet our underwriting criteria, but do not meet the guidelines of the selling institution for loans to be held in its portfolio. This program is called the Bank Alliance Program. The Bank Alliance Program is designed to provide an additional source of home equity loans. This program targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines have generally provided mortgage financing only to the most credit-worthy borrowers. This program allows these financial institutions to originate loans to credit-impaired borrowers in order to achieve community reinvestment goals and to generate fee income and subsequently sell such loans to one of our subsidiaries. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization.

         Under this program, a borrower who fails to meet a financial institution's underwriting guidelines for portfolio loans will be referred to one of our subsidiaries which will process the loan application and underwrite the loan pursuant to our underwriting guidelines. If the borrower qualifies under our underwriting standards, the loan will be originated by the financial institution and subsequently sold to one of our subsidiaries.

         Since the introduction of this program, we have entered into agreements with approximately 30 financial institutions to provide us with the opportunity to underwrite, process and purchase loans generated by the branch networks of such institutions which consist of over 1,500 branches located in various states throughout the country. During fiscal 2001, our subsidiaries purchased approximately $97.6 million of loans pursuant to this program. We intend to continue to expand the Bank Alliance Program with financial institutions across the United States.

         During fiscal 1999, we launched an Internet loan distribution channel through Upland Mortgage's web site. Through this interactive web site, borrowers can examine available loan options and calculate interest payments. The Upland Mortgage Internet platform provides borrowers with convenient access to the mortgage loan information 7 days a week, 24 hours a day. Throughout the loan processing period, borrowers who submit applications are supported by our staff of highly trained loan officers. Currently, in addition to the ability to utilize an automated rapid credit approval process, which we believe reduces time and manual effort required for loan approval, the site features our proprietary software, Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog. We have applied to the U.S. Patent and Trademark Office to patent this product.

         Conventional First Mortgage Loans. Prior to January 1, 2001, we originated conventional first mortgage loans and sold them in the secondary market with servicing released. Effective January 1, 2001, we de-emphasized the origination of conventional first mortgage loans, as a result of our strategy of focusing on our most profitable lines of business. We may from time to time consider the origination of conventional first mortgage loans on a limited basis in the future.

         Equipment Leases. Effective December 31, 1999, we de-emphasized and subsequent to that date, we discontinued the equipment leasing origination business as a result of our strategy of focusing on our most profitable lines of business.

         Prepayment Fees. We currently charge prepayment fees on substantially all of our business purpose loans and approximately 85% of home equity loans originated. Home equity loans comprise approximately 90% of all loans we originate and the remaining 10% are business purpose loans. The type of prepayment fee we obtain on a home equity loan is generally a certain percentage of the outstanding principal balance of the loan. One typical prepayment fee on a home equity loan provides for a fee of 5% of the outstanding principal loan balance if paid within the first three years after the loan's origination and 2% of the outstanding principal loan balance if prepaid between three and five years after the loan's origination and no prepayment fee if the loan is prepaid after five years from the date of origination. In the case of newly originated business purpose loans, the prepayment fee generally amounts to 8% to12% of the outstanding principal balance, provided that no prepayment option is available until after the 24th scheduled payment is made and no prepayment fee is due after the 60th scheduled payment is made.

         Our ability to charge a prepayment fee is sometimes impacted by state law, with respect to both home equity loans and business purpose loans. In the case of home equity loans which have a "balloon" payment feature, whenever possible, we use the Federal Alternative Mortgage Transactions Parity Act of 1982, referred to as the "Parity Act," to preempt state laws which limit or restrict prepayment fees. In states which have overridden the Parity Act and in the case of some fully amortizing home equity loans, state laws may restrict prepayment fees either by the amount of the prepayment fee or the time period during which it can be imposed. Federal law restrictions in connection with certain high rate and fee loans may also preclude the imposition of prepayment fees on these loans. Similarly, in the case of business purpose loans, some states prohibit or limit prepayment fees where the loan is below a specific dollar threshold or is secured by residential property.

Marketing Strategy

         We concentrate our marketing efforts primarily on two potential customer groups. One group, based on historical profiles, has a tendency to select our loan products because of our personalized service and timely response to loan requests. The other group is comprised of credit-impaired borrowers who satisfy our underwriting guidelines. See "Risk Factors -- Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio which could result in a reduction in profits."

         Our marketing efforts for business purpose loans focus on our niche market of selected small businesses located in our market area, which generally includes the eastern half of the United States. We target businesses, which we believe would qualify for loans from traditional lending sources but would elect to use our products and services. Our experience has indicated that these borrowers are attracted to us as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan applications. Historically, such customers have been willing to pay our origination fees and interest rates, which are generally higher than those charged by traditional lending sources.

         We market business purpose loans through various forms of advertising, our business loan web site and a direct sales force. Advertising media used includes large direct mail campaigns, newspaper and radio advertising. Our commissioned sales staff, which consists of full-time highly trained salespersons, is responsible for converting advertising leads into loan applications. We use a proprietary training program involving extensive and on-going training of our lending officers. Our sales staff uses significant person-to-person contact to convert advertising leads into loan applications and maintains contact with the borrower throughout the application process. See "-- Lending Activities - Business Purpose Loans."

         We market home equity loans through telemarketing, radio and television advertising, direct mail campaigns and through our Upland Mortgage web site. During fiscal 2000, the Consumer Mortgage Group redirected its marketing mix to focus on targeted direct mail, which we believe delivers more leads at a lower cost than broadcast marketing channels. Our integrated approach to media advertising that utilizes a combination of direct mail and Internet advertising is intended to maximize the effect of our advertising campaigns. We also use a network of loan brokers, the Bank Alliance Program and our website as additional sources of loans.

         Our marketing efforts for home equity loans are focused on the eastern region of the United States. We currently utilize branch offices in various eastern states to market our loans. Loan processing, underwriting, servicing and collection procedures are performed at our centralized operating office located in Bala Cynwyd, Pennsylvania. See "--Lending Activities -- Home Equity Loans."

Loan Servicing

         We service the loans we hold as available for sale or which we securitize in accordance with our established servicing procedures. Our servicing procedures include practices regarding processing of mortgage payments, processing of disbursements for tax and insurance payments, maintenance of mortgage loan records, performance of collection efforts, including disposition of delinquent loans, foreclosure activities and disposition of real estate owned and performance of investor accounting and reporting processes, which in general conform to the mortgage servicing practices of prudent mortgage lending institutions. At June 30, 2001, our total managed portfolio included approximately 39,000 loans and leases with an aggregate outstanding balance of $2.6 billion. We generally receive contractual servicing fees for our servicing responsibilities. In addition, we receive other ancillary fees related to the loans serviced. Our servicing and collections activities are centralized at the processing center located at our operating office in Bala Cynwyd, Pennsylvania.

         In servicing loans, we typically send an invoice to obligors on a monthly basis advising them of the required payment and its due date. We begin the collection process immediately after a borrower fails to make a monthly payment. When a loan becomes 45 to 60 days delinquent, it is referred to our legal collection group for the initiation of foreclosure proceedings or other legal remedies. In addition, after a loan becomes 61 days delinquent, our loss mitigation unit becomes involved. Our loss mitigation unit tries to reinstate a delinquent loan, seek a payoff, or occasionally enter into a modification agreement with the borrower to avoid foreclosure. All proposed work-out arrangements are evaluated on a case-by-case basis, based upon the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If the loan becomes delinquent 61 days or more and a satisfactory work-out arrangement with the borrower is not achieved or the borrower declares bankruptcy, a foreclosure, replevin or other legal action is initiated. Legal action may be initiated prior to a loan becoming more than 60 days delinquent if management determines that the circumstances warrant such action.

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

         Our ability to foreclose on some properties may be affected by state and federal environmental laws. The costs of investigation, remediation or removal of hazardous substances may be substantial and can easily exceed the value of the property. The presence of hazardous substances, or the failure to properly eliminate the substances from the property, can hurt the owner's ability to sell or rent the property and prevent the owner from using the property as collateral for a loan. Even people who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person who arranged for the disposal or treatment. See "Risk Factors - Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could reduce our profitability." The technical nature of certain regulatory schemes, such as the Truth in Lending Act, can also contribute to difficulties in foreclosing against defaulting borrowers, as even immaterial errors can trigger foreclosure delays or other difficulties.

         As the servicer of securitized loans and leases, we are obligated to advance funds for scheduled payments that have not been received from the borrower unless we determine that our advances will not be recoverable from subsequent collections in respect to the related loans or leases. See "--Securitizations."

Underwriting Procedures and Practices

         Summarized below are some of the policies and practices which are followed in connection with the origination of business purpose loans and home equity loans. These policies and practices may be altered, amended and supplemented as conditions warrant. We reserve the right to make changes in our day-to-day practices and policies.

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

         The following table outlines the key parameters of the major credit grades of our current underwriting guidelines.


------------------------------------------------------------------------------------------------------------------------------------
                                          "A" Credit Grade                "B" Credit Grade                  "C" Credit Grade
------------------------------------------------------------------------------------------------------------------------------------
General Repayment                  Has good credit but might       Pays the majority of accounts    Marginal credit history which
                                   have some minor delinquency.    on time but has some 30-         is offset by other positive
                                                                   and/or 60-day delinquency.       attributes.


------------------------------------------------------------------------------------------------------------------------------------
Existing Mortgage Loans            Current at application time     Current at application time      Cannot exceed four 30-day
                                   and a maximum of two 30-day     and a maximum of four 30-day     delinquencies or two 60-day
                                   delinquencies in the past 12    delinquencies in the past 12     delinquencies in the past 12
                                   months.                         months.                          months.
------------------------------------------------------------------------------------------------------------------------------------
Non-Mortgage Credit                Major credit and installment    Major credit and installment     Major credit and installment
                                   debt should be current but      debt can exhibit some minor 30   debt can exhibit some minor 30-
                                   may exhibit some minor 30-day   and/or 60 day delinquency.       and/or 90-day delinquency.
                                   delinquency.  Minor credit      Minor credit may exhibit up to   Minor credit may exhibit more
                                   may exhibit some minor          90-day delinquency.              serious delinquency.
                                   delinquency.
------------------------------------------------------------------------------------------------------------------------------------
Bankruptcy Filings                 Discharged more than 2 years    Discharged more than 2 years     Discharged more than 2 years
                                   with reestablished credit.      with reestablished credit.       with reestablished credit.
------------------------------------------------------------------------------------------------------------------------------------
Debt Service-to-Income             Generally not to exceed 50%.    Generally not to exceed 50%.     Generally not to exceed 55%.
------------------------------------------------------------------------------------------------------------------------------------
Owner Occupied:                    Generally 80% (or 90%) for a    Generally 80% (or 85%) for a 1   Generally 70% (or 85%) for a 1
Loan-to-value ratio                1 to 4 family dwelling          to 4 family dwelling             to 4 family dwelling residence;
                                   residence;  80% for a           residence; 75% for a             65% for a condominium.
                                   condominium.                    condominium.
------------------------------------------------------------------------------------------------------------------------------------
Non-Owner Occupied:                Generally 80% for a 1 to 2      Generally 70% for a 1 to 2       Generally 60% for a 1 to 2
Loan-to-value ratio                family dwelling or              family dwelling or               family dwelling or condominium;
                                   condominium; 90% for a 3 to 4   condominium; 70% for a 3 to 4    60% for a 3 to 4 family.
                                   family.                         family.
------------------------------------------------------------------------------------------------------------------------------------


[RESTUBBED TABLE]


--------------------------------------------------------------------------------
                                      "D" Credit Grade
--------------------------------------------------------------------------------
General Repayment             Designed to provide a borrower
                              with poor credit history an
                              opportunity to correct past
                              credit problems through lower
                              monthly payments.
--------------------------------------------------------------------------------
Existing Mortgage Loans       Must be paid in full from loan
                              proceeds and no more than 120
                              days delinquent.

--------------------------------------------------------------------------------
Non-Mortgage Credit           Major and minor credit
                              delinquency is acceptable, but
                              must demonstrate some payment
                              regularity.


--------------------------------------------------------------------------------
Bankruptcy Filings            Discharged prior to closing.

--------------------------------------------------------------------------------
Debt Service-to-Income        Generally not to exceed 55%.
--------------------------------------------------------------------------------
Owner Occupied:               Generally 60% (or 70%) for a 1
Loan-to-value ratio           to 4 family dwelling residence.

--------------------------------------------------------------------------------
Non-Owner Occupied:           N/A
Loan-to-value ratio


--------------------------------------------------------------------------------

         Generally, business purpose loans collateralized by residential real estate must have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) on the properties collateralizing the loans of no greater than 75%. Business purpose loans collateralized by commercial real estate must generally have an overall loan-to-value ratio (based solely on the independent appraised fair market value of the real estate collateral securing the loan) of no greater than 60%. In addition, in substantially all instances, we also receive additional collateral in the form of, among other things, personal guarantees, pledges of securities, assignments of contract rights, assignments of life insurance and lease payments and liens on business equipment and other business assets, as available. The business purpose loans we originated in fiscal 2001 had an average loan-to-value ratio of 62.2% based solely on the real estate collateral securing the loan.

         The maximum acceptable loan-to-value ratio for home equity loans to be securitized is generally 90%. The home equity loans we originated in fiscal 2001 had an average loan-to-value ratio of 78.4%. Occasionally, exceptions to these maximum loan-to-value ratios are made if other collateral is available or if there are other compensating factors. From time to time, we make loans with loan-to-value ratios in excess of 90% which may be sold with servicing released. Title insurance is generally obtained in connection with all real estate secured loans.

         We believe that the consistent application of the criteria described above may mitigate some of the risks associated with lending to non-conforming borrowers.

         In determining whether the mortgaged property is adequate as collateral, we have an appraisal performed for each property considered for financing. The appraisal is completed by an independent qualified appraiser and generally includes pictures of comparable properties and pictures of the property securing the loan. With respect to business purpose loans and home equity loans, the appraisal is completed by an independent qualified appraiser on a Fannie Mae form.

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

         In servicing business purpose loans and home equity loans, we typically send an invoice to borrowers on a monthly basis advising them of the required payment and its due date. We begin the collection process immediately after a borrower fails to make a monthly payment. We believe we begin the collection process earlier than lenders who provide financing to creditworthy borrowers. When a loan becomes 45 to 60 days delinquent, it is transferred to a workout specialist in the collections department. The workout specialist tries to reinstate a delinquent loan, seek a payoff, or occasionally enter into a modification agreement with the borrower to avoid foreclosure. All proposed workout arrangements are evaluated on a case-by-case basis, based upon the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If the loan becomes delinquent 61 days or more and a satisfactory workout arrangement with the borrower is not achieved or the borrower declares bankruptcy, the matter is immediately referred to our in-house attorneys for collection. Due to this timing, the foreclosure process on most delinquent loans is commenced before the loan is 100 days past due.

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

Securitizations

         During fiscal 2001, we securitized $109.9 million of business purpose loans and $992.2 million of home equity loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitization Accounting Considerations" for additional information regarding our securitizations.

         Securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the sale of a pool of financial assets, in our case loans, to a trust in exchange for cash and a retained interest in the securitized loans which is called an interest-only strip. The trust issues multi-class securities which derive their cash flows from a pool of securitized loans. These securities, which are senior to our retained interest-only strips in the trust, are sold to public or private investors. We also retain servicing on securitized loans. See "--Loan Servicing."

         As the holder of the interest-only strips received in a securitization, we are entitled to receive excess (or residual) cash flows. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to the investors in the trust, servicing fees, trustee fees and, if applicable, surety fees. Surety fees are paid to an unrelated insurance entity to provide protection for the trust investors. These cash flows also include cash flows from overcollateralization. Overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over investor interests. Overcollateralization requirements are established to provide credit enhancement for the trust investors.

         We may be required either to repurchase or to replace loans which do not conform to the representations and warranties we made in the agreements entered into when the loans are sold through a securitization. As of June 30, 2001, we have been required to repurchase or replace only one such loan from our securitization trusts.

         When borrowers are delinquent in making scheduled payments on loans included in a securitization trust, we are required to advance interest payments with respect to such delinquent loans to the extent that we determine that such advances will be ultimately recoverable. These advances require funding from our capital resources, but have priority of repayment from the succeeding month's collections relating to such securitization trust.

         At times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loan's outstanding contractual balance. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flows from securitization trusts.

         Our securitizations can include a prefunding option where a portion of the cash received from investors is withheld until additional loans are transferred to the trust. The loans to be transferred to the trust to satisfy the prefund option must be substantially similar in terms of collateral, size, term, interest rate, geographic distribution and loan-to-value ratio as the loans initially transferred to the trust. To the extent we fail to originate a sufficient number of qualifying loans for the prefund account within the specified time period, our earnings during the quarter in which the funding was to occur would be reduced. We had no prefund obligations at June 30, 2001.

         The securitization of loans generated gains on sale of loans during fiscal 2001 of $129.0 million. Subject to market conditions, we anticipate that we will continue to securitize business purpose loans and home equity loans. We believe that a securitization program provides a number of benefits by allowing us to diversify our funding base, provide liquidity and lower our cost of funds.

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

         We have significant competition for home equity loans. Through Upland Mortgage and American Business Mortgage Services, Inc., we compete with banks, thrift institutions, mortgage bankers and other finance companies, which may have greater resources and name recognition. We attempt to mitigate these factors through a highly trained staff of professionals, rapid response to prospective borrowers' requests and by maintaining a relatively short average loan processing time. In addition, we implemented our Bank Alliance Program in order to generate additional loan volume. See "Risk Factors -- Competition from other lenders could adversely affect our profitability."

Regulation

         General. Our business is regulated by both federal, state and in certain cases, local, laws. All home equity loans must meet the requirements of, among other statutes and regulations, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act of 1974, and their associated Regulations Z, X and B.

         Truth in Lending. The Truth-in-Lending Act and Regulation Z contain disclosure requirements designed to provide consumers with uniform, understandable information about the terms and conditions of loans and credit transactions so that consumers may compare credit terms. The Truth-in-Lending Act also guarantees consumers a three-day right to cancel certain transactions described in the act and imposes specific loan feature restrictions on some loans including some of the same types of loans originated by us. If we were found not to be in compliance with the Truth-in-Lending Act, some aggrieved borrowers could, depending on the nature of the non-compliance, have the right to recover actual damages, statutory damages, penalties, rescind their loans and/or to demand, among other things, the return of finance charges and fees paid to us. Other fines and penalties can also be imposed under the Truth in Lending Act and Regulation Z.

         Equal Credit Opportunity and Other Laws. We are also required to comply with the Equal Credit Opportunity Act and Regulation B, which prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining certain types of information from loan applicants. Among other things, it requires lenders to advise applicants of the reasons for any credit denial. Equal Credit Opportunity Act violations can also result in fines, penalties and other remedies.

         In instances where the applicant is denied credit or the rate of interest for a loan increases as a result of information obtained from a consumer credit reporting agency, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency whose credit report was used in making such determinations. It also requires that lenders provide other information and disclosures about the loan application rejection. In addition, we are subject to the Fair Housing Act and regulations under the Fair Housing Act, which broadly prohibit specific discriminatory practices in connection with our home equity and other lending businesses.

         We are also required to report statistical information on loan applicants to the Department of Housing and Urban Development, which monitors compliance with fair lending laws.

         We are also subject to the Real Estate Settlement Procedures Act and Regulation X. This law and regulation, which is administered by the Department of Housing and Urban Development, imposes limits on the amount of funds a borrower can be required to deposit with us in any escrow account for the payment of taxes, insurance premiums or other charges; limits the fees which may be paid to third parties; and imposes various disclosure requirements.

         We are subject to various other federal, state and local laws, rules and regulations governing the licensing of mortgage lenders and servicers, procedures that must be followed by mortgage lenders and servicers, and disclosures that must be made to consumer borrowers. Failure to comply with these laws, as well as with the laws described above, may result in civil and criminal liability.

         Several of our subsidiaries are licensed and regulated by the departments of banking or similar entities in the various states in which they are licensed. The rules and regulations of the various states impose licensing and other restrictions on lending activities such as prohibiting discrimination and regulating collection, foreclosure procedures and claims handling, disclosure obligations, payment features, and, in some cases, these laws fix maximum interest rates and fees. Failure to comply with these requirements can lead to termination or suspension of licenses, rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement actions. Upland Mortgage and American Business Mortgage Services, Inc. monitor their compliance obligations with the various federal and state laws through their in-house and outside counsel which review their lending policies and procedures and monitor and inform them of various changes in the laws.

         The previously described laws and regulations are subject to legislative, administrative and judicial interpretation. Some of these laws and regulations have recently been enacted. Some of these laws and regulations are rarely challenged in or interpreted by the courts. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can make it difficult for us to always know what is permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations. See "Risk Factors - Our residential lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably."

         Federal, state and local governments have recently begun to consider, and in some instances have adopted, legislation to restrict lenders' ability to charge rates and fees in connection with certain subprime residential mortgage loans and certain loans to borrowers with problem credit. Such legislation also imposes various restrictions, e.g., limits on balloon loan features, offering of insurance products, and restrictions on imposing prepayment fees. Frequently referred to generally as "predatory lending" legislation, such legislation may limit our ability to impose fees, charge interest rates on consumer loans to those borrowers with problem credit and may impose additional regulatory restrictions on our business. The Pennsylvania Attorney General has required us to provide information in connection with designated loans made to Pennsylvania customers by our subsidiary, Upland Mortgage. Based on our discussions with representatives of the Attorney General, the Attorney General is examining specific fees charged to Pennsylvania customers of Upland Mortgage. Upland Mortgage has provided the required information to the Attorney General's Office regarding these fees charged during the loan origination process. It is uncertain at this time how or when this matter will be resolved. See "Risk Factors - Our residential lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably."

         The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999, contains comprehensive consumer financial privacy restrictions. The various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act; however, compliance with the new regulations was voluntary until July 1, 2001. These restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about such institution's privacy policies and practices. Second, this act imposes restrictions on a financial institution and gives consumers the right to prevent a financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. As with any new regulations, we have prepared the appropriate disclosures and internal procedures to assure compliance with these new requirements.

         If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

Risk Factors

Since we have historically experienced negative cash flows from our operations and expect to do so in the foreseeable future, our ability to repay our subordinated debt could be impaired.

         We have historically experienced negative cash flow from operations since 1996 primarily because our strategy of selling loans through securitization requires us to build an inventory of loans over time. During the period we are building this inventory of loans, we incur costs and expenses. We do not recognize a gain on the sale of loans until we complete a securitization, which may not occur until a subsequent period. In addition, our gain on a securitization results from our retained interests in the securitized loans, consisting primarily of interest-only strips, which do not generate cash flow immediately. We expect this negative cash flow from operations to continue in the foreseeable future. Should we continue to experience negative cash flows from operations, it could impair our ability to make principal and interest payments due under the terms of the subordinated debt securities. At June 30, 2001, there were $292.7 million of notes that will mature through June 30, 2002.

         We obtain the funds to repay the notes at their maturities by securitizing our loans, selling whole loans and selling additional notes. We may in the future generate cash flows by securitizing or selling interest-only strips and selling servicing rights generated in past securitizations. If we are unable in the future to securitize our loans, to sell whole loans, or to realize cash flows from interest-only strips and servicing rights generated in past securitizations, our ability to repay our subordinated debt securities could be impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could result in reduced profits.

         We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon discount rates established by management of our company and prepayment and default assumptions. The value of our interest-only strips totaled $398.5 million and the value of our servicing rights totaled $102.4 million at June 30, 2001. Together, these two assets represent 65.4% of our total assets at June 30, 2001. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using discount rates, established by us, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from our estimates. Even a small unfavorable change in these assumptions utilized could have a significant adverse impact on the fair value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment and impair our ability to repay the notes. During the year ended June 30, 2000, a write down of $12.6 million was recorded on our interest-only strips due to changes in these assumptions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations."

Since we depend upon the availability of financing to fund our continuing operations, any failure to obtain adequate funding could hurt our profitability.

         For our ongoing operations, we depend upon frequent financings, including the sale of unsecured subordinated debt securities and warehouse credit facilities and lines of credit. If we are unable to renew or obtain adequate funding under a warehouse credit facility or other borrowings, including the sale of subordinated debt securities, the lack of adequate funds would reduce our profitability and restrict our ability to repay our debt securities upon maturity. To the extent that we are not successful in maintaining or replacing existing subordinated debt securities upon maturity, we may have to limit our loan originations or sell loans earlier than intended and restructure our operations. Limiting our originations or earlier sales of loans could reduce our profitability or restrict our ability to repay the debt securities upon maturity. Our ability to repay the debt securities at maturity may depend, in part, on our ability to raise new funds through the sale of additional debt securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Terrorist attacks in the United States may cause disruption in our business and operations and other attacks or acts of war may adversely affect the markets in which our common stock trades, the markets in which we operate, our profitability and our ability to repay our subordinated debt.

         Recent terrorists' attacks in the United States have caused major instability in the U.S. financial markets. These attacks and any response on behalf of the U.S. Government may lead to armed hostilities or to further acts of terrorism in the United States which may cause a further decline in the financial market and may contribute to a further decline in economic conditions. These events may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debentures, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent we experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to effectively hedge our loan portfolio against market interest rate changes which could cause our stock price to decline. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired.

Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio, which could result in a reduction in profits.

         We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. Loans made to these borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. Historically, we have experienced a higher rate of delinquencies on loans made to these credit-impaired borrowers as compared to delinquency rates experienced by banks on loans to borrowers who are not credit-impaired. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses in our sold and serviced loans, would reduce our profits, which could restrict our ability to repay our subordinated debt securities upon maturity. See "Business -- Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality."

Our reliance upon the sale of our loans through securitization may result in fluctuating operating results.

         A significant portion of our revenue and net income represents gain on the sale of loans in securitization transactions. Operating results for a given period can fluctuate significantly as a result of the timing and size of securitizations. If we do not close securitizations when expected, we could experience a loss for a period. In addition, we rely primarily on securitizations to generate cash proceeds for the repayment of our warehouse credit facilities and origination of additional loans.

         Our ability to complete securitizations depends on several factors, including:

         o conditions in the securities markets generally including market interest rates;
         o  conditions in the asset-backed securities markets specifically; and
         o  the credit quality of our managed portfolio.

Any substantial impairment in the size or availability of the market for our loans could result in our inability to continue to originate loans and repay our debt securities upon maturity. See "Business -- Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations."

Because our business operations are generally not subject to regulation and examination by federal banking regulators, these protections are not available to protect investors.

Currently, our operations are not regulated or subject to examination in the same manner as commercial banks, savings banks and thrift institutions. Our operations are not subject to the stringent regulatory requirements imposed upon the operations of those entities and are not subject to periodic compliance examinations by federal banking regulators designed to protect investors. See "Business."

Our residential lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably and repay our subordinated debt securities.

         Our residential lending business is subject to extensive regulation, supervision and licensing by various state departments of banking or similar agencies. Our lending business is also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our home equity lending activities. We are also subject to examinations by state departments of banking or similar agencies in the 47 states where we are, or are in the process of becoming, licensed with respect to originating, processing, underwriting, selling and servicing home equity loans. We are also subject to certain Federal Reserve Board, Department of Housing and Urban Development and other federal agency regulations related to residential mortgage lending, servicing and reporting. Failure to comply with these requirements can lead to, among other remedies, termination or suspension of licenses, rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

         Federal, state and local governments have recently begun to consider, and in some instances have adopted, legislation and regulations to restrict lenders' ability to charge rates and fees in connection with subprime residential mortgage loans and loans to borrowers with impaired credit. Such legislation also imposes various loan term restrictions, e.g., limits on balloon loan features, offering of insurance products and restrictions on imposing prepayment fees. Frequently referred to generally as "predatory lending" legislation, this legislation may limit our ability to impose fees, charge interest rates on consumer loans to those borrowers with problem credit and may impose additional regulatory restrictions on our business. The Pennsylvania Attorney General has required us to provide information in connection with designated loans made to Pennsylvania customers by our subsidiary, Upland Mortgage. Based on our discussions with representatives of the Attorney General, the Attorney General is examining specific fees charged to Pennsylvania customers of Upland Mortgage. Upland Mortgage has provided the required information to the Attorney General's Office regarding these fees charged during the loan origination process. It is uncertain at this time how or when this matter will be resolved.

         More restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive and hinder our ability to operate profitably and repay the subordinated debt securities. See "Business -- Regulation."

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

         o reduce the profit we will realize in securitizations or other sales of loans; and

         o  limit our access to borrowings in the capital markets.

         Gain on sale of loans may be unfavorably impacted to the extent that we hold fixed rate mortgages prior to a securitization and an increase in interest rates reduces the spread between the average coupon rate on fixed rate loans and the weighted average pass-through rate to investors for interests issued in connection with a securitization. Although the average loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Therefore, if market interest rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated which would reduce or eliminate our profit on the sale of the loans. Any reduction in our profits could impair our ability to repay our subordinated debt securities upon maturity. In addition, an increase in interest rates could increase interest costs on all sources of borrowed funds and reduce spreads on securitized loans which could negatively impact our liquidity and capital resources by reducing cash flows which would decrease our profitability.

         Since a portion of the certificates issued to investors by securitization trusts are floating rate certificates, the interest rates on these certificates adjust based on an established index plus a spread. The fair value of the excess cash flow we will receive from these trusts would be reduced as a result of any increases in rates paid on the floating certificates. At June 30, 2001, $203.2 million of debt issued by securitization trusts was floating rate debt representing 8.6% of total debt issued by securitization trusts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity" for further discussion of the impact on our interest-only strips of rate changes in floating rate debt issued by securitization trusts.

         We are subject to risks associated with decreases in interest rates to the extent that we have issued fixed rate subordinated debt securities with scheduled maturities of one to ten years. At June 30, 2001, we had $245.3 million of subordinated debt securities with scheduled maturities greater than one year which are not subject to early redemption at our option. If market interest rates decrease in the future, the rates paid on our long term subordinated debt securities could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability which could impair our ability to repay the debt securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

If we are not able to sustain the levels of loan originations that we experienced in the past, our future profits may be reduced.

         During fiscal 2001 we experienced record levels of loan originations. Our ability to sustain the levels of loan originations experienced in prior periods depends upon a variety of factors outside our control, including:

         o  interest rates;

         o  conditions in the asset-backed securities markets;

         o  economic conditions in our primary market area;

         o  competition; and

         o  regulatory restrictions.

         In a rising interest rate environment, we would expect our ability to originate loans at interest rates that will maintain our current level of profitability will become more difficult compared to a falling or stable interest rate environment. If we are unable to sustain our levels of growth, our profits may be reduced and our ability to repay our subordinated debt securities upon maturity may be impaired. See " -- A change in market interest rates may result in a reduction in our profits" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

If we are unable to continue to successfully implement our business strategy, our revenues may decrease.

         Our business strategy seeks to increase our loan volume through further development of existing markets while maintaining our customary origination fees, underwriting criteria, and the spread between loan interest rates and the interest rates we pay for capital. Implementation of this strategy will depend in large part on our ability to:

         o expand in markets with a sufficient concentration of borrowers who meet our underwriting criteria;

         o  obtain adequate financing on favorable terms;

         o profitably securitize our loans in the secondary market on a regular basis;

         o  hire, train and retain skilled employees; and

         o  successfully implement our marketing campaigns.

         If we are unable to achieve any or all of these factors our ability to implement our business strategy and successfully leverage our fixed costs could be impaired which could result in a reduction in our revenues and impair our ability to repay our subordinated debt. See "Business -- Lending Activities."

If loan prepayment rates are higher than anticipated, our profits could be reduced.

         A significant decline in market interest rates could increase the level of loan prepayments, which would decrease the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of our interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment which would result in a reduction in our profitability and impair our ability to repay our subordinated debt securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

A decline in real estate values could result in a reduction in loan originations, which could reduce our revenues.

         Our business may be adversely affected by declining real estate values. Any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This reduction in real estate values may reduce the number of loans we are able to make, which will reduce the gain on sale of loans and servicing and origination fees we will collect which could reduce our revenues and limit our ability to repay the debt securities upon maturity. See "Business -- Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could reduce our profitability.

         Declining real estate values will also increase the loan-to-value ratios of loans we previously made, which in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies and foreclosures generally increase during economic slowdowns or recessions. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans which could reduce our profitability and limit our ability to repay the debt securities. See "Business--Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

If we are unable to implement an effective hedging strategy, our net income may be reduced.

         From time to time derivative financial instrument strategies are used in an attempt to mitigate the effect of changes in interest rates on our fixed rate mortgage loans prior to securitization that may involve the use of, among other things, futures, interest rate swaps and forward pricing of securitizations. An effective hedging strategy is complex and no strategy can completely insulate us from interest rate risk. In fact, poorly designed strategies or improperly executed transactions may increase rather than mitigate interest rate risk. Hedging involves transaction and other costs, and these costs could increase as the period covered by the hedging protection increases or in periods of rising and fluctuating interest rates. In addition, an interest rate hedging strategy may not be effective against the risk that the interest rate spread needed to attract potential buyers of asset backed securities may widen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

Competition from other lenders could adversely affect our profitability.

         The lending markets in which we compete are evolving. Some competitors have been acquired by companies with substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, we may be forced to reduce the rates and fees we currently charge in order to maintain and expand our market share. Any reduction in our rates or fees could have an adverse impact on our profitability and our ability to repay the subordinated debt securities. Our profitability and the profitability of other similar lenders may attract additional competitors into this market. See "Business -- Competition."

An economic downturn in the eastern half of the United States could result in reduced profitability.

         We currently originate loans primarily in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn in this region could result in reduced profitability, which would reduce the funds available to repay the subordinated debt securities. See "Business -- Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our securitization agreements require us to retain some risk on loans that do not meet the requirements in these agreements, which could result in a reduction in profitability.

         Although we sell substantially all of the loans we originate through securitizations, all of the securitization agreements require that we replace or repurchase loans which do not conform to the representations and warranties made by us at the time of sale. Additionally, when borrowers are delinquent in making monthly payments on loans included in a securitization trust, we are required to advance interest payments for the delinquent loans if we deem that the advances will be ultimately recoverable. These advances require funding from our capital resources but have priority of repayment from the succeeding month's collections. In addition, the securitization agreements allow us to purchase a limited amount of foreclosed or delinquent loans from the securitization trusts, which we do at our discretion, from time to time. See "Business -- Securitizations."

Claims by borrowers or purchasers of loans could result in reduced profitability.

         In the ordinary course of our business, we are subject to claims made against us by borrowers and purchasers of loans arising from, among other things:

         o losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentation, error and omission by our employees, officers and agents (including our appraisers);

         o  incomplete documentation; and

         o failure to comply with various laws and regulations applicable to our business.

         Although there are currently no material claims asserted, pending legal actions or judgments against us, any claims asserted in the future may result in legal expenses, liability, and reduced profitability. See "Business--Legal Proceedings."

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

         To date there have been two instances where we have determined not to foreclose on the real estate collateralizing a delinquent loan because of environmental considerations. Any losses we may sustain on these two loans will not have a material adverse effect on our profitability.

         In addition to federal or state regulations, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. See "Business -- Loan Servicing."

Employees

         At June 30, 2001, we employed 884 people on a full-time equivalent basis and 6 people on a part-time basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers Who Are Not Also Directors

         The following is a description of the business experience of each executive officer who is not also a director.

         Beverly Santilli, age 42, is First Executive Vice President, a position she has held since September 1998 and Secretary, a position she has held since our inception. Mrs. Santilli has held a variety of positions including Executive Vice President and Vice President. Mrs. Santilli is also the President of American Business Credit. Mrs. Santilli is responsible for all sales, marketing and the day-to-day operation of American Business Credit. Mrs. Santilli is also responsible for human resources of American Business Financial Services, Inc. and its subsidiaries. Prior to joining American Business Credit and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with that bank's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli.

         Jeffrey M. Ruben, age 38, is Executive Vice President, a position he has held since September 1998. Mr. Ruben was general counsel from April 1992 to April 2001. He is also Executive Vice President of some of our subsidiaries, positions he has held since April 1992. Mr. Ruben is responsible for the loan and the lease collections departments, the asset allocation unit and the legal department. Mr. Ruben served as Vice President rising to Senior Vice President from April 1992 to September 1998. From June 1990 until he joined us in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June

1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         Albert W. Mandia, age 54, is Executive Vice President and Chief Financial Officer of American Business Financial Services, Inc., positions he has held since June 1998 and October 1998, respectively. Mr. Mandia is responsible for all financial, treasury, information systems, facilities and investor relations functions. From 1974 to 1998, Mr. Mandia was associated with CoreStates Financial Corp. where he last held the position of Chief Financial Officer from February 1997 to April 1998.

         Milt Riseman, age 64, is Chairman of the Consumer Mortgage Group, a position he has held since June 1999. Mr. Riseman is responsible for the sales, marketing and day-to-day operation of Upland Mortgage, including the Upland Mortgage retail operation at the Bala Cynwyd, Pennsylvania headquarters, and the Upland branch operation, which includes our offices throughout the United States. He is also responsible for the consumer mortgage web site. Mr. Riseman was President of Advanta Mortgage from February 1994 until 1999. He joined Advanta in 1992 as Senior Vice President, Administration. From 1986 until 1992, Mr. Riseman was President of Citicorp Acceptance Corp. He joined Citicorp in 1965, and in 1978, he moved into general management positions in the bank's New York region.

Item 2.     Properties
            ----------

         Except for real estate acquired in foreclosure in the normal course of our business, we do not presently hold title to any real estate for operating purposes. The interests which we presently hold in real estate are in the form of mortgages against parcels of real estate owned by our borrowers or their affiliates and real estate acquired through foreclosure.

         We presently lease office space at 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania, just outside the city limits of Philadelphia. We are currently leasing this office space with an annual rental cost of approximately $2.6 million. The current lease term expires July 31, 2003. In addition, we lease office space at 1 Presidential Boulevard, Bala Cynwyd, Pennsylvania. We are currently leasing the 1 Presidential office space with an annual rental cost of approximately $650,000. The current lease term expires October 31, 2004. We also lease the Roseland, New Jersey office, which functions as the headquarters for American Business Mortgage Services, Inc. and its subsidiary. The Roseland office lease term expires in July 2003 and contains a renewal option for an additional term of five years. The Roseland office facility has a current annual rental cost of approximately $766,000. In addition, we lease branch offices on a short-term basis in various cities throughout the United States. We do not believe that the leases for the branch offices are material to our operations.

Item 3.     Legal Proceedings
            -----------------

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
        ------------------------------------------------------------------------

         Our common stock is currently traded on the NASDAQ National Market System under the symbol "ABFI." Our common stock began trading on the NASDAQ National Market System on February 14, 1997.

         The following table sets forth the high and low sales prices of our common stock for the periods indicated. The stock price information for June 1999 and prior, appearing in the table below has been retroactively adjusted to reflect the effect of a 5% stock dividend declared on August 18, 1999 and paid on September 27, 1999. On September 20, 2001, the closing price of the common stock on the NASDAQ National Market System was $14.30.

           Quarter Ended                            High             Low
-------------------------------------------       --------         --------
June 30, 1999..............................        $18.93           $10.23
September 30, 1999.........................         13.75            11.69
December 31, 1999..........................         13.00             9.34
March 31, 2000.............................         26.00            11.63
June 30, 2000..............................         18.38             9.88
September 30, 2000.........................         15.31             4.88
December 31, 2000..........................          7.88             5.00
March 31, 2001.............................         13.25             6.00
June 30, 2001..............................         15.84             9.50


         As of July 31, 2001, there were 140 record holders and approximately 1,700 beneficial holders of our common stock.

         During the year ended June 30, 2001, we paid dividends of $0.32 per share on our common stock for an aggregate dividend payment of $1.0 million. During the year ended June 30, 2000, we paid $0.30 per share in dividends on our common stock, for an aggregate dividend payment of $1.0 million. During fiscal 1999, we paid $0.165 per share in dividends on our common stock, for an aggregate dividend payment of $575,000. The payment of dividends in the future is in the sole discretion of our Board of Directors and will depend upon, among other things, earnings, capital requirements and financial condition, as well as other relevant factors.

         As a Delaware corporation, we may not declare and pay dividends on capital stock if the amount paid exceeds an amount equal to the excess of our net assets over paid-in-capital or, if there is no excess, our net profits for the current and/or immediately preceding fiscal year.

         On October 27, 1997, we issued 20,240 shares of common stock to Stanley
L. Furst and Joel E. Furst as partial consideration for their 100% interest in American Business Mortgage Services, Inc. On April 2, 2001, we issued 2,500 shares to our director, Richard Kaufman as a result of services rendered in connection with the stock buyback program. Both of the aforementioned transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data
        ------------------------------------

         You should consider our selected consolidated financial information set forth below together with the more detailed consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                                Year Ended June 30,
                                               --------------------------------------------------------
Statement of Income Data:                         2001       2000        1999       1998        1997
                                               ---------    --------   --------    --------   --------
Revenues:                                              (In thousands, except per share data)
  Gain on sale of loans and leases.............$ 128,978    $ 90,380   $ 64,490    $ 40,778   $ 19,942
  Interest and fees............................   22,582      19,400     16,553      17,386      5,584
  Interest accretion on interest-only strips...   26,069      16,616      2,021         538        101
  Other........................................    5,707       4,250      3,360         633        335
                                               ---------    --------   --------    --------   --------
Total revenues.................................  183,336     130,646     86,424      59,335     25,962
Total expenses(a)..............................  170,151     120,284     64,573      41,445     16,960
                                               ---------    --------   --------    --------   --------
Operating income before income taxes...........   13,185      10,362     21,851      17,890      9,002
Income taxes...................................    5,274       3,938      7,763       6,435      3,062
                                               ---------    --------   --------    --------   --------
Income before cumulative effect of a change in
    accounting principle.......................    7,911       6,424     14,088      11,455      5,940
Cumulative effect of a change in accounting
    principle..................................      174          --         --          --         --
                                               ---------    --------   --------    --------   --------
Net income.....................................$   8,085    $  6,424   $ 14,088    $ 11,455    $ 5,940
                                               =========    ========   ========    ========    =======
Per Common Share Data:
Income before  cumulative effect of a change
in accounting principle:
     Basic earnings per common share(b) .......$    2.52    $   1.88   $ 3.83        $ 3.10     $ 2.03
     Diluted earnings per common share(b)......     2.46        1.83     3.72          2.98       1.95
Net income:
     Basic earnings per common share(b)........$    2.58    $   1.88   $ 3.83        $ 3.10     $ 2.03
     Diluted earnings per common share(b)......     2.52        1.83     3.72          2.98       1.95
Cash dividends declared per common share.......     0.32        0.30    0.165          0.06       0.06


(a) Includes an interest-only strip fair value adjustment of $12.6 million in the year ended June 30, 2000.
(b) Amounts for the years ended June 30, 1999, 1998 and 1997 have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999 as if the additional shares had been outstanding for each period presented.

                                                                         June 30,
                                                 --------------------------------------------------------
                                                   2001        2000       1999       1998        1997
                                                 --------  ----------  ---------  ----------  ----------
Balance Sheet Data:                                                 (In thousands)
Cash and cash equivalents...................     $ 91,092  $   69,751  $  22,395  $    4,486  $    5,014
Loan and lease receivables, net
  Available for sale........................       83,241      45,746     33,776      62,382      35,712
  Other.....................................       16,549      13,002      6,863       4,096       1,144
Interest-only strips........................      398,519     277,872    178,218      95,913      37,507
Servicing rights............................      102,437      74,919     43,210      18,472       8,083
Receivables for sold loans and leases.......       14,157      51,283     66,086       2,377         960
Total assets................................      766,487     594,282    396,301     226,551     103,989
Subordinated debt...........................      537,950     390,676    211,652     115,182      56,486
Total liabilities...........................      699,625     532,167    338,055     183,809      73,077
Stockholders' equity........................       66,862      62,115     58,246      42,742      30,912


                                                                  Year Ended June 30,
                                               --------------------------------------------------------
                                                  2001       2000        1999       1998        1997
                                               ----------  ---------- ----------   ---------  ---------
Other Data:                                                     (Dollars in thousands)
Total managed loan and lease portfolio........ $2,589,395  $1,918,540 $1,176,918   $ 559,398  $ 176,651
Originations:
  Business purpose loans......................    120,537     106,187     64,818      52,335     38,721
  Home equity loans...........................  1,096,440     949,014    634,820     328,089     91,819
  Conventional first mortgage loans...........         (a)     42,607     66,519      33,671         --
  Equipment leases............................         (b)     19,631     96,289      70,480      8,004
Average loan/lease size on loans and leases
  originated:
    Business purpose loans....................         91          89         80          83         78
    Home equity loans.........................         82          70         74          62         51
    Conventional first mortgage loans.........         (a)        160        165         154         --
    Equipment leases..........................         (b)         19         23          21         11
Weighted average interest rate on loans
   and leases originated:
    Business purpose loans....................      15.99%      15.99%     15.91%      15.96%     15.91%
    Home equity loans.........................      11.46       11.28      11.05       11.95      11.69
    Conventional first mortgage loans.........         (a)       8.75       7.67        8.22         --
    Equipment leases..........................         (b)      11.25      11.40       12.19      15.48
    Combined..................................      11.91       11.63      11.30       11.63      13.09
Loans and leases sold:
  Securitizations............................. $1,102,066  $1,001,702   $777,598    $384,700   $115,000
  Other.......................................     76,333     102,670    105,751      51,594      3,817

(a) Effective January 1, 2001, we de-emphasized the origination of conventional first mortgage loans. Amounts are not significant for the year ended
     June 30, 2001.

(b) Effective December 31, 1999, we de-emphasized and subsequent to that date, discontinued the equipment lease origination business. As a result, there are no equipment lease originations or sales for the year ended June 30, 2001.

                                                                Year Ended June 30,
                                               -----------------------------------------------------
Financial Ratios:                                2001       2000        1999      1998         1997
                                                ------     ------      ------    ------       ------
Return on average assets......................   1.22%      1.31%       4.56%      6.93%       7.87%
Return on average equity......................  12.22      10.29       28.10      31.10       33.65
Total delinquencies as a percentage of total
  managed portfolio at end of period .........   4.13       2.91        3.19       3.01        2.15
Real estate owned as a percentage of
  total managed portfolio at end of period....   1.10       0.68        0.85       0.16        0.34
Loan and lease losses as a percentage of the
  average total managed portfolio during the
  period (a)..................................   0.53       0.31        0.12       0.12        0.07
Pre-tax income as a percentage of total          7.19       7.93       25.28      30.15       33.99
revenues......................................
Ratio of earnings to fixed charges............   1.23x      1.26x       1.92x      2.23x       2.56x

(a) Percentage based on annualized losses and average managed portfolio.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

         The following financial review and analysis of the financial condition and results of operations for years ended June 30, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

         We are a diversified financial services organization operating throughout the United States. We originate, sell and service business purpose loans and home equity loans through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program. Through this program we purchase home equity loans from other financial institutions which may have more stringent underwriting guidelines than ours. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization.

         The loans we originate primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. We originate loans through a combination of channels including a centralized processing center located in Bala Cynwyd, Pennsylvania and a retail branch network of offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and our operations and for general corporate purposes including, but not limited to repurchases of our outstanding common stock.

         Prior to January 1, 2001, the Company originated conventional first mortgage loans, which were sold in the secondary mortgage market. Effective January 1, 2001 we de-emphasized this business as a result of our strategy of focusing on our most profitable lines of business. We may from time to time consider originating conventional first mortgage loans on a limited basis in the future.

         In January 2001, we renamed our subsidiary, formerly New Jersey Mortgage and Investment Corporation, to American Business Mortgage Services, Inc. to better reflect its national presence.

         Effective December 31, 1999, we de-emphasized and subsequent to such date, we discontinued the equipment leasing origination business as a result of our strategy of focusing on our most profitable lines of business.

         During fiscal 2001, declines in market interest rates resulted in average interest rate spreads related to our loans securitized during this period improving approximately 134 basis points from the fourth quarter of fiscal 2000. Spread refers to the difference between the average coupon rate we charge on our fixed rate loans, and the weighted average pass-through rate we pay to investors for interests issued in connection with a securitization. There can be no assurances that interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of profitability would become more difficult than during a stable or falling interest rate environment. We would address the challenge presented by a rising rate environment by carefully monitoring our product pricing, the actions of our competition, market trends, and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "--Interest Rate Risk Management - Loans Available for Sale" for a discussion of our hedging strategies.

         A rising rate environment could also unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor spread requirements in pricing future securitizations as described above, increasing the levels of overcollateralization required in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. See "--Liquidity and Capital Resources" for a discussion of both long and short-term liquidity and "Risk Factors -- A change in market interest rates may result in a reduction in our profits."

         There has been an increased focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and local governmental authorities on subprime lending practices by companies in our industry, sometimes referred to as "predatory lending" practices. Sanctions have been imposed on selected industry competitors for practices including but not limited to charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. To date, no sanctions or recommendations from the governmental regulatory agencies regarding practices related to predatory lending have been imposed or recommended against us. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability. The Pennsylvania Attorney General has required us to provide information in connection with designated loans made to Pennsylvania customers by our subsidiary, Upland Mortgage. Based on our discussions with representatives of the Attorney General, the Attorney General is examining specific fees charged to Pennsylvania customers of Upland Mortgage. Upland Mortgage has provided the required information to the Attorney General's Office regarding these fees charged during the loan origination process. It is uncertain at this time how or when this matter will be resolved. See "Risk Factors - Our residential lending business is subject to government regulation and licensing requirements which may hinder our ability to operate profitably."

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

         The following table summarizes the volume of loan and lease securitizations and whole loan sales for the years ended June 30, 2001, 2000, and 1999 (in millions):

                                                            Year Ended June 30,
                                                   ----------------------------------
 Securitizations:                                      2001        2000        1999
                                                    ---------   ---------   ---------
 Business loans..................................   $   109.9   $   104.5    $  71.9
 Home equity loans...............................       992.2       887.9      613.0
 Equipment leases................................          --         9.3       92.6
                                                    ---------   ---------    -------
    Total .......................................   $ 1,102.1   $ 1,001.7    $ 777.5
                                                    =========   =========    =======

 Gain on sale of loans and  leases  through
   securitization................................   $   129.0   $    90.4    $  64.5
 Securitization gains as a percentage of total
   revenue.......................................       70.4%       69.2%      74.6%
 Whole loan sales................................   $    76.3   $   102.7    $ 105.8
 Premiums on whole loan sales....................   $     2.7   $     1.7    $   2.3

         Our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The strategy of selling loans through securitizations requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and their subsequent sale through the securitization process, we have operated on a negative cash flow basis in the past and anticipate that we will continue to do so in the foreseeable future, which could adversely impact our results of operations and financial condition. See "--Liquidity and Capital Resources" for a discussion of our liquidity and cash flows and "Risk Factors - Since we have historically experienced negative cash flows from our operations and expect to do so in the foreseeable future, our ability to repay our subordinated debt could be impaired."

         Several factors affect our ability to complete securitizations on a profitable basis. These include conditions in the securities markets generally, such as fluctuations in interest rates described below, conditions in the asset-backed securities markets relating to the types of financial assets we originate and credit quality of the managed portfolio of loans. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         From our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization, the pass-through rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period of September 1998 through June 2000, the average coupon on our loans securitized increased only 71 basis points. Because the coupon on our loans securitized had been relatively high, we were able to absorb this increase in pass-through rates and have continued access to the asset-backed securities markets. As noted previously, during fiscal 2001, declines in market interest rates resulted in interest rate spreads related to our securitized loans improving by an average of 134 basis points from the fourth quarter of fiscal 2000. There can be no assurances that spreads will continue to improve or remain at current levels.

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. The value of our interest-only strips totaled $398.5 million and the value of our servicing rights totaled $102.4 million at June 30, 2001. Together, these two assets represent 65.4% of our total assets at June 30, 2001. Although we believe our carrying value represents the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from our estimates. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "--Interest Rate Risk Management - Interest-Only Strips and Servicing Rights" for further discussion of the impact of changes in the assumptions described above.

         Our business strategy is dependent upon our ability to identify and emphasize lending related activities that will provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms and to profitably securitize our loans on a regular basis. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which would adversely affect our results of operations and financial condition. See "Risk Factors - If we are unable to continue to successfully implement our business strategy, our revenues may decrease."

         In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value the residual portion of our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that led to this other than temporary decline in fair value included:

         o Sustained increase in market interest rates through the fourth quarter of fiscal 2000;
         o Increases in the all-in cost of our mortgage loan trust investor certificates from September 1998 through June 2000;

         o Increases in the cost of funding our interest-only strips, particularly the interest rate paid on subordinated debt; and
         o Events and conditions in the mortgage lending industry and the actions by others in that industry.

         The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by our securitization trusts have floating interest rates based on the value of an adjustable market interest rate index, one-month LIBOR, plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate. Additionally, the write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. See "--Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "--Interest Rate Risk Management - Interest-Only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR and "Risk Factors - Our estimates of the value of our interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could result in reduced profits."

Whole Loan Sales

         We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the loans' net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees. Gains from these sales are recorded as fee income.

Subordinated Debt and Other Borrowings

         We rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay maturing subordinated debt. At June 30, 2001, $538.0 million of subordinated debt was outstanding and warehouse and other revolving credit facilities totaling $775.0 million were available, of which $73.4 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund loans prior to securitization. See "--Liquidity and Capital Resources" for a discussion of short-term and long-term liquidity.

Securitization Accounting Considerations

         Our securitizations involve a two-step transfer that qualified for sale accounting under Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and also qualifies under SFAS No. 140, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and leases. Next, the special purpose entity then sells the loans and leases to a qualified special purpose entity ("the Trust"), transferring title of the loans and isolating those assets from our Company's. Finally, the Trust issues certificates to investors to raise the cash purchase price, collects proceeds on behalf of the certificate holders, distributes proceeds and has a distinct legal standing from the Company.

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

         As the holder of the interest-only strips received in a securitization, we are entitled to receive excess (or residual) cash flows and cash flows from overcollateralization. These cash flows are the difference between the payments made by the borrowers on securitized loans and leases and the sum of the scheduled and prepaid principal and pass-through interest paid to the investors in the trust, servicing fees, trustee fees and, if applicable, surety fees. Surety fees are paid to an unrelated insurance entity to provide protection for the trust investors.

         Generally, all residual cash flows are initially retained by the trust to establish overcollateralization levels in the trust. Overcollateralization is the excess of the aggregate principal balances of loans and leases in a securitized pool over investor interests. Overcollateralization requirements are established to provide credit enhancement for the trust investors.

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

         (2) The final target is a percentage of the original balance of loans securitized and is funded from the monthly excess cash flow; and

         (3) The stepdown overcollateralization requirement is a percentage of the remaining balance of loans securitized. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us. The stepdown period generally begins at the later of 30 months or when the remaining balance of loans securitized is less than 50% of the original balance of securitized loans.

         The fair value of our interest-only strips is a combination of the fair value of our residual cash flows and our overcollateralization cash flows. At June 30, 2001, investments in interest-only strips in securitizations totaled $398.5 million, including the fair value of overcollateralization related cash flows of $183.1 million.

         In July 2000, we established a $200.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility with UBS Warburg. This facility was increased to $300 million in June 2001. Sales into the off-balance sheet conduit facility involve a two-step transfer that qualified for sale accounting under SFAS No. 125 and with the June 2001 amendment, qualified under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility can be directed by the sponsor to dispose of the loans, typically this has been accomplished by re-securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the conduit facility are treated as sales for financial reporting purposes. As of June 30, 2001, there were $28.1 million in principal amount of loans in the Warburg conduit facility.

         Prior to March 2001, we had an arrangement with a warehouse lender, which included an off-balance sheet mortgage loan conduit facility. The sale into this off-balance sheet conduit facility involved a two-step transfer that also qualified for sale accounting under SFAS No. 125. We terminated this facility in March 2001.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.


       Summary of Selected Mortgage Loan Securitization Trust Information
                      Current Balances as of June 30, 2001
                              (dollars in millions)

                                                            2001-2   2001-1   2000-4   2000-3   2000-2   2000-1   1999-4
                                                           -------   ------   ------   ------  -------  -------   ------
Original balance of loans securitized:
--------------------------------------
   Business loans..........................................$    35   $   29   $   27   $   16  $    28  $    25   $   25
   Home equity loans.......................................    320      246      248      134      275      212      197
                                                           -------      ---   ------   ------  -------  -------   ------
   Total...................................................$   355   $  275   $  275   $  150  $   303  $   237   $  222
                                                           =======      ===   ======   ======  =======  =======   ======
Current balance of loans securitized:
-------------------------------------
   Business loans..........................................$    35   $   28   $   26   $   15  $    25  $    23   $   22
   Home equity loans.......................................    319      237      227      118      234      165      149
                                                           -------      ---   ------   ------  -------  -------   ------
   Total...................................................$   354   $  265   $  253   $  133  $   259  $   188   $  171
                                                           =======   ======   ======   ======  =======  =======   ======

Weighted average coupon on loans securitized:
---------------------------------------------
   Business loans..........................................  15.95%   16.06%   16.08%   16.06%   16.00%   16.09%   16.09%
   Home equity loans.......................................  11.23%   11.48%   11.59%   11.51%   11.51%   11.34%   11.08%
   Total...................................................  11.69%   11.97%   12.05%   12.02%   12.02%   11.91%   11.73%

Percentage of first mortgage loans.........................     87%      88%      85%      84%      78%      78%      80%
Weighted average loan-to-value.............................     76%      76%      76%      77%      77%      77%      76%
Weighted average remaining term (months) on loans
    securitized............................................    251      247      236      236      244      232      225

Original balance of Trust Certificates.....................$   355   $  275   $  275   $  150  $   300  $   235   $  220
Current balance of Trust Certificates......................$   354   $  262   $  247   $  129  $   246  $   176   $  159
Weighted average pass-through interest rate to Trust
    Certificate holders....................................   6.92%    6.90%    7.05%    7.61%    7.48%    7.40%    7.07%
Highest Trust Certificate pass-through rate................   6.99%    6.28%    7.05%    7.61%    8.04%    7.93%    7.68%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial.................................................     --       --       --       --     0.90%    0.75%    1.00%
   Final target............................................   4.40%    4.10%    4.50%    4.75%    5.95%    5.95%    5.50%
   Stepdown overcollateralization..........................   8.80%    8.20%    9.00%    9.50%   11.90%   11.90%   11.00%
Required dollar amounts:
     Initial...............................................     --       --       --       --  $     3  $     2   $    2
     Final target..........................................$    16   $   11   $   12   $    7  $    18  $    14   $   12
Current status:
    Overcollateralization amount...........................     --   $    3   $    6   $    4  $    13  $    12   $   12
    Final target reached or anticipated date to reach......10/2002   5/2002   3/2002   3/2002   2/2002  12/2001      Yes
    Stepdown reached or anticipated date to reach.......... 2/2005   9/2004   5/2004   2/2004  12/2003   8/2003   6/2003

Annual surety wrap fee.....................................   0.20%    0.20%    0.21%    0.21%    0.21%    0.19%    0.21%

Servicing rights:
-----------------
   Original balance........................................$    15   $   11   $   14   $    7  $    14  $    10   $   10
   Current balance.........................................$    15   $   11   $   12   $    6  $    11  $     8   $    7

(RESTUBBED TABLE)

                                                             1999-3   1999-2
                                                             ------   ------
Original balance of loans securitized:
--------------------------------------
   Business loans..........................................  $   28   $   30
   Home equity loans.......................................     194      190
                                                             ------   ------
   Total...................................................  $  222   $  220
                                                             ======   ======
Current balance of loans securitized:
-------------------------------------
   Business loans..........................................  $   21   $   24
   Home equity loans.......................................     142      137
                                                             ------   ------
   Total...................................................  $  163   $  161
                                                             ======   ======

Weighted average coupon on loans securitized:
---------------------------------------------
   Business loans..........................................   15.93%   15.76%
   Home equity loans.......................................   10.89%   10.45%
   Total...................................................   11.55%   11.23%

Percentage of first mortgage loans.........................      82%      88%
Weighted average loan-to-value.............................      75%      75%
Weighted average remaining term (months) on loans
    securitized............................................     229      234

Original balance of Trust Certificates.....................  $  219   $  219
Current balance of Trust Certificates......................  $  152   $  150
Weighted average pass-through interest rate to Trust
    Certificate holders....................................    7.05%    6.82%
Highest Trust Certificate pass-through rate................    7.49%    7.13%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial.................................................    1.00%    0.50%
   Final target............................................    5.00%    5.00%
   Stepdown overcollateralization..........................   10.00%   10.00%
Required dollar amounts:
     Initial...............................................  $    2   $    1
     Final target..........................................  $   11   $   11
Current status:
    Overcollateralization amount...........................  $   11   $   11
    Final target reached or anticipated date to reach......     Yes      Yes
    Stepdown reached or anticipated date to reach..........  4/2003   1/2003

Annual surety wrap fee.....................................    0.21%    0.19%

Servicing rights:
-----------------
   Original balance........................................  $   10   $   10
   Current balance.........................................  $    7   $    6

                      Current Balances as of June 30, 2001
                              (dollars in millions)

                                                           1999-1    1998-4    1998-3    1998-2    1998-1     1997-2     1997-1
                                                           ------    ------   -------   -------   -------   --------   --------
Original balance of loans securitized:
--------------------------------------
   Business loans..........................................$   16    $    9   $    17   $    15   $    16   $     23   $     22
   Home equity loans.......................................   169        71       183       105        89         77         53
                                                           ------    ------   -------   -------   -------   --------   --------
   Total...................................................$  185    $   80   $   200   $   120   $   105   $    100   $     75
                                                           ======    ======   =======   =======   =======   ========   ========

Current balance of loans securitized:
-------------------------------------
   Business loans..........................................$   11    $    5   $    10   $     8   $     8   $     10   $      9
   Home equity loans.......................................   112        44       110        51        38         25         16
                                                           ------    ------   -------   -------   -------   --------   --------
   Total...................................................$  123    $   49   $   120   $    59   $    46   $     35   $     25
                                                           ======    ======   =======   =======   =======   ========   ========

Weighted average coupon on loans securitized:
---------------------------------------------
   Business loans.......................................... 16.00%    16.06%   15.95%     15.94%    16.00%    15.92%     15.89%
   Home equity loans....................................... 10.66%    10.82%   10.70%     10.69%    11.02%    11.53%     11.47%
   Total................................................... 11.14%    11.38%   11.13%     11.36%    11.83%    12.78%     13.04%

Percentage of first mortgage loans.........................    90%       90%      90%        88%       79%       72%        70%
Weighted average loan-to-value.............................    77%       76%      78%        77%       74%       71%        70%
Weighted average remaining term (months) on loans
  securitized..............................................   232       228      228        204       192       180        157

Original balance of Trust Certificates.....................$  184    $   79   $  198    $   118   $   103   $    98    $    73
Current balance of Trust Certificates......................$  114    $   45   $  110    $    53   $    41   $    30    $    21
Weighted average pass-through interest rate to
  Trust Certificate holders................................  6.56%     6.22%    6.08%      6.54%     6.76%     6.86%      7.50%
Highest Trust Certificate pass-through rate................  6.58%     6.51%    6.30%      6.85%     7.15%     7.13%      7.53%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial.................................................  0.50%     1.00%    1.00%      1.50%     1.50%     2.00%      3.00%
   Final target............................................  5.00%     5.00%    5.00%      5.00%     5.50%     7.00%      8.00%
   Stepdown overcollateralization.......................... 10.00%    10.00%   10.00%     10.00%    11.00%    14.00%     16.00%
Required dollar amounts:
     Initial...............................................$    1    $    1   $    2    $     2   $     2   $     2    $     2
     Final target..........................................$    9    $    4   $   10    $     6   $     6   $     7    $     6
Current status:
    Overcollateralization amount...........................$    9    $    4   $   10    $     6   $     5   $     5    $     4
    Final target reached or anticipated date to reach......   Yes       Yes      Yes        Yes       Yes       Yes        Yes
    Stepdown reached or anticipated date to reach..........8/2002    4/2002   3/2002        Yes       Yes       Yes        Yes

Annual surety wrap fee.....................................  0.19%     0.20%    0.20%      0.22%     0.23%     0.26%      0.26%

Servicing rights:
-----------------
   Original balance........................................$    8    $    3   $    7    $     4   $     4   $     4    $     3
   Current balance.........................................$    4    $    2   $    3    $     2   $     2   $     2    $     2

(RESTUBBED TABLE)

                                                             1996-2   1996-1
                                                            -------   -------
Original balance of loans securitized:
--------------------------------------
   Business loans.......................................... $    16   $    13
   Home equity loans.......................................      24         9
                                                            -------   -------
   Total................................................... $    40   $    22
                                                            =======   =======

Current balance of loans securitized:
-------------------------------------
   Business loans.......................................... $     5   $     3
   Home equity loans.......................................       5         3
                                                            -------   -------
   Total................................................... $    10   $     6
                                                            =======   =======

Weighted average coupon on loans securitized:
---------------------------------------------
   Business loans..........................................   15.98%    15.87%
   Home equity loans.......................................   11.22%    10.47%
   Total...................................................   13.42%    13.46%

Percentage of first mortgage loans.........................      73%       68%
Weighted average loan-to-value.............................      67%       67%
Weighted average remaining term (months) on loans
  securitized..............................................     132       131

Original balance of Trust Certificates..................... $    39   $    22
Current balance of Trust Certificates...................... $     8   $     4
Weighted average pass-through interest rate to
  Trust Certificate holders................................    7.53%     7.95%
Highest Trust Certificate pass-through rate................    7.53%     7.95%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial.................................................    3.00%       --
   Final target............................................   10.00%     7.00%
   Stepdown overcollateralization..........................   20.00%       Na
Required dollar amounts:
     Initial............................................... $     1        --
     Final target.......................................... $     4   $     2
Current status:
    Overcollateralization amount........................... $     2   $     2
    Final target reached or anticipated date to reach......     Yes       Yes
    Stepdown reached or anticipated date to reach..........     Yes        Na

Annual surety wrap fee.....................................    0.28%       Na

Servicing rights:
-----------------
   Original balance........................................ $     2   $     2
   Current balance......................................... $     1   $     1

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

         The calculation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and prepayment and credit loss rates on the pool of loans. Estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based, in part, on historical experience and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers and the type of loan. Our interest-only strips and servicing rights are periodically re-evaluated based upon the present value of the expected future cash flows from our interest-only strips and servicing rights related to the loans remaining in the trusts. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and would be adjusted if necessary.

         We use discount rates, which we believe are commensurate with the risks involved in our securitization assets. While quoted market prices on comparable interest-only strips are not available, we have performed comparisons of our valuation assumptions and performance experience to others in the non-conventional mortgage industry. We quantify the risks in our securitization assets by comparing the asset quality and performance experience of the underlying securitized mortgage pools to comparable industry performance.

         In determining the discount rates applied to the residual cash flows, we believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rates. The all-in cost of the trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees which generally range from 19 to 22 basis points combined. From industry experience comparisons, we have determined a spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate that we apply to our residual cash flow portion of our interest-only strips compared to rates used by others in the industry reflects our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below.

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

         o A portfolio credit grade mix comprised of 63% A credits, 23% B credits, 12% C credits, and 2% D credits. In addition, our loss experience is below what is experienced by others in the non-conventional mortgage industry.

         The increase in the discount rate applicable to the residual portion of our interest-only strips at June 30, 2000 from 11% to 13% reflected the overall sustained increase in market interest rates experienced in fiscal 2000 including increases in the all-in cost of the mortgage loan securitization trusts' investor certificates, and increases in the costs of our funding. Although market rates have declined in fiscal 2001, no reduction to the discount rate used to value the residual portion of our interest-only strips has been made. We do not believe a decrease in the discount rate is warranted. The reason for the current market interest rate decline was mainly due to actions taken by the Federal Reserve Board in an attempt to prevent the potential adverse effect of unstable economic conditions. Additionally, the mortgage lending industry generally has taken no actions to reduce discount rates.


         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate rate in the mortgage securitization. At June 30, 2001, the average discount rate applied to projected overcollateralization cash flows was 7%. The risk characteristics of the projected overcollateralization cash flows to us do not include prepayment risk and have minimal credit risk. For example, if the entire collateral balance in a securitized pool of loans would prepay, we would fully recover our investment in overcollateralization. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses. Stepdowns of overcollateralization have occurred as scheduled. Overcollateralization represents our investment in the excess collateral in a securitized pool of mortgage loans. Overcollateralization serves as a form of credit enhancement for trust investors.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, at June 30, 2001 was 10%.

         The assumptions for prepayment and credit loss rates are compared to actual experience and adjusted if warranted.

         The assumptions for prepayment rates are compared to actual prepayment experience of the individual securitization pool of mortgage loans and an average of the actual experience of other similar pools of mortgage loans at the same number of months after their inception. The length of time before a pool of mortgage loans reaches its expected constant prepayment rate is referred to as the "prepayment ramp period." It is our practice to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans is less than a year old even though actual experience may be different. During this ramp period, actual experience both quantitatively and qualitatively is not sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different than the average. For pools of mortgage loans greater than one year old, but still in the ramp period, historical average prepayment experience trends for similar pools are also considered and adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the trend is expected to continue. We adjust prepayment assumptions used for pools of mortgage loans, which have reached their expected constant prepayment rate to actual.

         Due to increases in the volume of loans originated with prepayment fees, we had reduced the initial annual prepayment rate assumption on business purpose loans and lengthened the prepayment ramp period for home equity loans for mortgage loan securitizations beginning with the 1999-1 securitization. Our experience indicates that when a loan has a prepayment fee provision, fewer borrowers will prepay, and those prepaying will do so more slowly. During the nine-month period ending October 1998 the percentage of home equity loans containing prepayment fees increased from less than 50% of loans originated to over 85%, which has been maintained since that time. Our actual cumulative prepayment experience demonstrates that only 25% of home equity loans having prepayment fees are actually prepaid by the borrowers, while 47% of home equity loans without prepayment fees are prepaid. This cumulative historical performance confirms that it is nearly twice as likely that a loan without a prepayment fee will be prepaid. As a result of this analysis, we had reduced the initial annual prepayment rate assumption on business loans and lengthened the initial assumptions used for the prepayment ramp period on home equity loans from 12 to 18 months beginning with the 1999-1 mortgage loan securitization through the 2000-1 mortgage loan securitization and to 24 months beginning with the 2000-2 mortgage loan securitization.

         As we have accumulated experience with pools of loans that have a high percentage of loans with prepayment fees we have begun using a static pool analysis of prepayments, whereby we analyze historical prepayments by period, to determine average prepayments expected by period. For business purpose loans we have found that prepayments for the first year are generally lower than we had anticipated, peak at a higher rate than previously anticipated by month 24 and decline by month 40. Home equity loan prepayments generally ramp faster in the first year than we had anticipated but level more slowly over 30 months and to a lower final rate than we had been using previously. We have utilized this information to modify our loan prepayment rates and ramp periods to better reflect the amount and timing of expected prepayments. For more detailed information on current prepayment assumptions see the following table " Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual

Experience." The effect of these changes adopted in the third quarter of fiscal 2001 was a net reduction in the value of our interest-only strips of less than 1%. This change in assumptions was recorded through an adjustment to comprehensive income in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." We continue to analyze all factors involved in the determination of prepayment estimations and will continue to modify our assumptions as necessary.

         The initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization were increased as a result of an increase in the percentage of second mortgage loans and our concerns regarding high levels of real estate values. As shown on the prior table, "Summary of Selected Mortgage Loan Securitization Trust Information," the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The high real estate values affected our loss assumptions because in the event of an economic downturn, the loan-to-value ratios of the loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. Although our percentage of first mortgages have subsequently increased, we believe real estate values may limit our ability to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to the 1999-4 mortgage loan securitization generally continue to support the initial credit loss assumptions for those securitizations. The credit loss assumptions in four mortgage loan securitizations have been increased to reflect the higher level of losses experienced.

         The following tables provide information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights for each securitization trust.

                Summary of Material Mortgage Loan Securitization
          Valuation Assumptions and Actual Experience at June 30, 2001

                                                 2001-2   2001-1   2000-4   2000-3  2000-2   2000-1   1999-4   1999-3  1999-2
                                                 ------   ------   ------   ------  ------   ------   ------   ------  ------
Interest-only strip residual discount rate (a):
-----------------------------------------------
   Initial valuation.............................    13%      13%      13%      13%     13%      11%      11%      11%     11%
   Current valuation.............................    13%      13%      13%      13%     13%      13%      13%      13%     13%

Servicing rights discounts rate:
--------------------------------
   Initial valuation.............................    11%      11%      11%      11%     11%      11%      11%      11%     11%
   Current valuation.............................    11%      11%      11%      11%     11%      11%      11%      11%     11%

Prepayment rates:
----------------
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)..........................    11%      11%      10%      10%     10%      10%      10%      10%     10%
     Home equity loans...........................    22%      22%      24%      24%     24%      24%      24%      24%     24%
   Ramp period (months) (b):
     Business loans..............................    24       24       24       24      24       24       24       24      24
     Home equity loans...........................    30       30       24       24      24       18       18       18      18
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)..........................    11%      11%      11%      11%     12%      12%      11%      11%     11%
     Home equity loans...........................    22%      22%      22%      22%     22%      22%      22%      22%     22%
   Ramp period (months) (b):
     Business loans..............................    24       24       24       24      24       24       24       24      Na
     Home equity loans...........................    30       30       30       30      30       30       30       30      30
   CPR adjusted to reflect ramp:
     Business loans..............................     3%       3%       4%       5%      9%      14%      19%      23%     26%
     Home equity loans...........................     2%       4%       7%      11%     14%      16%      17%      17%     17%
   Current prepayment experience (d):
     Business loans..............................    --       --       --        7%      5%       6%       9%      12%     14%
     Home equity loans...........................    --       --       --       12%     13%      19%      21%      20%     16%

Annual credit loss rates:
-------------------------
     Initial assumption..........................  0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.30%    0.25%   0.25%
     Current assumption..........................  0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.30%    0.25%   0.25%
     Actual experience...........................    --       --       --     0.04%     --     0.14%    0.11%    0.13%   0.17%

Servicing fees:
--------------
   Contractual fees..............................  0.50%    0.50%    0.70%    0.50%   0.50%    0.50%    0.50%    0.50%   0.50%
   Ancillary fees................................  1.25%    1.25%    1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   1.25%

(a) Projected cash flows from overcollateralization are discounted at the highest trust certificate pass through rate for each securitization averaging 7% at June 30, 2001. See Summary of Selected Mortgage Loan Securitization Trust Information table for rates specific to each securitization.
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(c) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 24 months then declines to the final expected CPR by month 40.
(d) Rate is a six-month historical average.
Na = not applicable

                Summary of Material Mortgage Loan Securitization
    Valuation Assumptions and Actual Experience at June 30, 2001 (Continued)


                                                 1999-1   1998-4   1998-3   1998-2    1998-1   1997-2   1997-1   1996-2    1996-1
                                                 ------   ------   ------   ------    ------   ------   ------   ------    ------
Interest-only strip residual discount rate (a):
-----------------------------------------------
   Initial valuation.............................    11%      11%      11%      11%       11%      11%      11%      11%       11%
   Current valuation.............................    13%      13%      13%      13%       13%      13%      13%      13%       13%

Servicing rights discount rate:
-------------------------------
   Initial valuation.............................    11%      11%      11%      11%       11%      11%      11%      11%       11%
   Current valuation.............................    11%      11%      11%      11%       11%      11%      11%      11%       11%

Prepayment rates:
----------------
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)..........................    10%      13%      13%      13%       13%      13%      13%      13%       13%
     Home equity loans...........................    24%      24%      24%      24%       24%      24%      24%      24%       24%
   Ramp period (months) (b):
     Business loans..............................    24       24       24       24        24       24       24       24        24
     Home equity loans...........................    18       12       12       12        12       12       12       12        12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)..........................    10%      10%      10%      10%       10%      15%      10%      10%       10%
     Home equity loans...........................    22%      22%      22%      15%       16%      20%      17%      20%       14%
   Ramp period (months) (b):
     Business loans..............................    Na       Na       Na       Na        Na       Na       Na       Na        Na
     Home equity loans...........................    30       30       Na       Na        Na       Na       Na       Na        Na
   CPR adjusted to reflect ramp:
     Business loans..............................    23%      20%      17%      14%       11%      15%      10%      10%       10%
     Home equity loans...........................    20%      22%      22%      15%       16%      20%      17%      20%       14%
   Current prepayment experience (d):
     Business loans..............................    18%      19%      20%      17%       21%      15%       8%       4%        3%
     Home equity loans...........................    22%      19%      22%      15%       16%      20%      17%      20%       14%

Annual credit loss rates:
-------------------------
     Initial assumption..........................  0.25%    0.25%    0.25%    0.25%     0.25%    0.25%    0.25%    0.25%     0.25%
     Current assumption..........................  0.25%    0.35%    0.40%    0.55%     0.45%    0.25%    0.25%    0.25%     0.25%
     Actual experience...........................  0.26%    0.36%    0.39%    0.56%     0.45%    0.26%    0.28%    0.28%     0.26%

Servicing fees:
--------------
   Contractual fees..............................  0.50%    0.50%    0.50%    0.50%     0.50%    0.50%    0.50%    0.50%     0.50%
   Ancillary fees................................  1.25%    1.25%    1.25%    0.75%     0.75%    0.75%    0.75%    0.75%     0.75%

(a) Projected cash flows from overcollateralization are discounted at the highest trust certificate pass through rate for each securitization averaging 7% at June 30, 2001. See Summary of Selected Mortgage Loan Securitization Trust Information table for rates specific to each securitization.
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(c) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 24 months then declines to the final expected CPR by month 40.
(d) Rate is a six-month historical average.

Na = not applicable

         Although we believe we have made reasonable estimates of prepayment rates and credit loss assumptions, the actual prepayment and credit loss experience may materially vary from our estimates. To the extent that prepayments or credit losses differ materially from the estimates made, adjustments of our interest-only strips and servicing rights may be required in accordance with SFAS No. 115. Levels of future prepayments and credit loss assumptions higher than those initially estimated could result in a reduction in the value of interest-only strips and servicing rights which would adversely affect income in the period of adjustment. Additionally, some of our securitization trusts have issued floating rate certificates supported by fixed rate mortgages. The fair value of the excess cash flow we will receive may be affected by any changes in the rates paid on the floating rate certificates. See "--Interest Rate Risk Management" for further description of the impact of changes in our assumptions.

         Lease Securitizations. Information related to our two lease securitizations is presented in the table below. As of December 31, 1999, we de-emphasized, and subsequent to such date, discontinued the equipment lease origination business.

              Summary of Selected Lease Securitization Information
                      Current Balances as of June 30, 2001
                              (dollars in millions)

Securitization trust information:                                            1999-a      1998-a
---------------------------------                                           --------    --------
Original balance of leases securitized..................................    $     82    $     80
Current balance of leases securitized...................................    $     34    $     15
Weighted average yield on leases securitized............................      10.82%      11.48%
Weighted average remaining term (months) on leases securitized..........          28          20
Original balance of Trust Certificates..................................    $     78    $     76
Current balance of Trust Certificates...................................    $     32    $     13
Weighted average pass-through interest rate to Trust Certificate Holders       6.55%       6.15%
Overcollateralization requirements......................................          3%          3%
Annual surety wrap fee..................................................       0.29%       0.29%

Valuation assumptions:
----------------------
Residual interests discount rate:
   Initial valuation....................................................         11%         11%
   Current valuation....................................................         13%         13%
Servicing rights discount rate:
   Initial valuation....................................................         11%         11%
   Current valuation....................................................         11%         11%
Prepayment rates........................................................         (a)         (a)
Annual credit loss rates:
   Initial assumption...................................................       0.50%       0.50%
   Current assumption...................................................       0.70%       0.50%
   Actual experience....................................................       0.68%       0.52%
Servicing Fees:
   Contractual fees.....................................................       0.50%       0.50%
   Ancillary fees.......................................................       0.30%       0.30%

(a) The equipment leasing portfolio has experienced insignificant prepayments, less than 1.5% annualized. Should a lease terminate early, any impact on the valuation of lease securitization assets would be recorded upon termination of the lease.

         Servicing Rights. When loans or leases are sold through a securitization, the servicing on the loans or leases is retained and we capitalize the benefit associated with the rights to service securitized loans and leases, net of adequate compensation for servicing the loans, based on those servicing rights allocated cost based upon their relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 to 70 basis points which are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. Prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us as servicer as payments are collected from the borrowers. In addition we are allowed to retain the interest paid on funds held in trust collection accounts until these funds are distributed to trust investors.

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

         In addition, we have generally found that the non-conforming mortgage market is less sensitive to prepayments due to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing.

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows. At June 30, 2001, servicing rights totaled $102.4 million, compared to $74.9 million at June 30, 2000.

         As noted previously, in the third quarter of fiscal 2001, we updated certain assumptions used in the estimation of the impact of future prepayments in the valuation of our servicing rights, due to trends noted in actual experience. This change in assumptions had an immaterial impact on the fair value of our servicing rights and no valuation allowance for impairment of servicing rights was required as of June 30, 2001. As a result of adjustments to prepayment assumptions to reflect actual experience on earlier mortgage loan securitizations, a servicing rights write down of $0.7 million was recorded in fiscal 2000.

Results of Operations

Summary Financial Results
(Dollars in thousands, except per share data)


                                                                                         Percentage
                                                  Year Ended June 30,                      Change
                                           --------------------------------------   ---------------------
                                              2001            2000         1999     `01/'00       `00/'99
                                           --------         --------      -------     ----          ----
Total revenues...................          $183,336         $130,646      $86,424     40.3%         51.2%
Total expenses...................          $170,151         $120,284      $64,573     41.5%         86.3%
Net income.......................          $  8,085         $  6,424      $14,088     25.9%       (54.4)%

Return on average equity.........             12.22%           10.29%       28.10%
Return on average assets.........              1.22%            1.31%        4.56%

Earnings per share (net income):
   Basic.........................          $   2.58         $   1.88      $  3.83     37.2%       (50.9)%
   Diluted.......................          $   2.52         $   1.83      $  3.72     37.7%       (50.8)%
Dividends declared per share.....          $   0.32         $   0.30      $ 0.165      6.7%         81.8%

Overview

         Fiscal Year Ended June 30, 2001. For fiscal 2001, net income increased $1.7 million, or 25.9%, to $8.1 million from $6.4 million for fiscal 2000. Diluted net income per share increased to $2.52 for the year ended June 30, 2001, on average common shares of 3,211,000 compared to $1.83 on average common shares of 3,509,000 for fiscal 2000. Dividends of $0.32 and $0.30 per share were paid for fiscal years ended June 30, 2001 and 2000, respectively. The common dividend payout ratio based on diluted net income per share was 12.7% for the year ended June 30, 2001 compared to 16.4% for fiscal 2000.

         The increase in net income and net income per share primarily resulted from an increase in the gain on sale recognized during the year due to increased spreads earned on our securitizations and increases in the volume of loans securitized, as well as increases in interest accretion earned on our interest-only strips. In addition there was a $12.6 million write down in the fair value of our interest-only strips in fiscal 2000. No write down was required in fiscal 2001. These favorable items were partially offset by increases in interest expense, which includes interest on subordinated debt, employee related costs, and general and administrative costs.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of our common stock, which was at the time, and has continued to, trade at below book value. In addition, our consistent earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. In November 2000, the Board of Directors extended this program through fiscal 2001, and authorized the purchase of up to 20% of our outstanding shares of common stock. In fiscal 2001, the Company repurchased 627,460 shares of common stock, representing 19% of the November 2000 outstanding shares. The cumulative effect of the stock repurchase program was an increase in diluted net income per share of $0.35 for the year ended June 30, 2001, and $0.06 for the year ended June 30, 2000.

         Subsequent to June 30, 2001, the stock repurchase program was completed, and in July 2001 the board of directors extended the program through fiscal 2002 and authorized the purchase of up to 10% of the then outstanding shares which totaled approximately 2,661,000 shares at that date.

         In April 2000, the FASB issued interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The guidance, among other things, changed the accounting for stock options issued to non-employee directors. Previously, accounting rules required that options issued to non-employees including directors be expensed, based on the fair value of the options at the time the options were granted. The new interpretation allows options granted to directors to be accounted for consistently with those granted to employees if certain conditions are met, and therefore, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. In accordance with the guidance, in fiscal 2001, we recorded $174 thousand as a cumulative effect of a change in accounting principle, which represents the cumulative amount of expense recognized, net of taxes, in prior years for stock options issued to non-employee directors.


         The following schedule details loan and lease originations during the fiscal years ended June 30, 2001, 2000 and 1999 (in thousands):

                                                    Year Ended June 30,
                                           ------------------------------------
                                                2001       2000          1999
                                           ----------    ----------    --------
    Business purpose loans ..............  $  120,537   $  106,187     $ 64,818
    Home equity loans ...................   1,096,440      991,621      701,339
    Equipment leases.....................          --       19,631       96,289
                                           ----------    ----------    --------
                                           $1,216,977    $1,117,439    $862,446
                                           ==========    ==========    ========

         Loan originations by our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $14.4 million, or 13.5%, for the year ended June 30, 2001, to $120.5 million from $106.2 million for the year ended June 30, 2000. This increase is attributable to the continued geographic expansion of our business lending division.

         Home equity loans originated by our subsidiaries, Upland Mortgage, American Business Mortgage Services, Inc. and Processing Service Center, Inc., increased $104.8 million, or 10.6% to $1.1 billion from $991.6 million for the year ended June 30, 2000. These business units have continued to phase in advanced Internet technology through our web sites, the use of our proprietary patent-pending Easy Loan Advisor, which automates the loan structuring process for our loan officers and provides personalized services and solutions directly to retail customers through interactive web dialog, and the roll out of this technology to our broker network. This technology has enabled us to originate more loans and close loans more efficiently than in the past.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

         Total Revenues. For fiscal 2001, total revenues increased $52.7 million, or 40.3%, to $183.3 million from $130.6 million for fiscal 2000. Growth in total revenues was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans and Leases. For the year ended June 30, 2001, gains of $129.0 million were recorded on the securitization of $1.1 billion of loans. This was an increase of $38.6 million, or 42.7%, over gains of $90.4 million recorded on securitizations of $1.0 billion of loans and leases for the year ended June 30, 2000.

         The increase in securitization gains was mainly due to increases in interest rate spreads, and a higher volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 11.7% for the year ended June 30, 2001 from 9.0% on loans and leases securitized for the year ended June 30, 2000. In addition to the increase in interest rate spreads, a lower write-off for capitalized loan origination costs in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" contributed to the increase.

         The increase in interest rate spread for the year ended June 30, 2001 compared to the year ended June 30, 2000 resulted from both an increase in the average coupon on loans securitized and decreases in pass-through rates on investor certificates issued by securitization trusts. For loans securitized during the year ended June 30, 2001, the average coupon was 11.90%, an increase from 11.77% on loans securitized during the year ended June 30, 2000. The average interest rate on trust certificates issued in mortgage loan securitizations during the year ended June 30, 2001 was 7.05%, a decrease from 7.65% during the year ended June 30, 2000. The resulting net improvement in interest rate spread was approximately 73 basis points.

         SFAS No. 91 requires that certain direct loan origination costs related to the time spent successfully originating loans be deferred and recorded as an addition to the cost basis of loans originated. These costs are then recognized as a reduction of the gain on sale recorded at the time loans are securitized. Because of efficiencies and productivity gains achieved in our loan origination businesses, we have reviewed and revised our estimates of costs related to time spent successfully originating loans and have lowered the amount of employee related costs previously deferred and recorded as a reduction to securitization gains. See "--Employee Related Costs."

         These increases were partially offset by an increase in the discount rate used to estimate the fair value of the residual portion of interest-only strips received in fiscal 2001 securitizations to 13% from 11% used in the securitization gain calculations in the first three quarters of fiscal 2000. Changes in prepayment ramp and credit loss assumptions used in calculating securitization gains in the year ended June 30, 2001 had an insignificant net impact on the change in securitization gain percentage from fiscal 2000.

         Interest and Fees. For fiscal 2001, interest and fee income increased $3.2 million, or 16.4%, to $22.6 million from $19.4 million for fiscal 2000. Interest and fee income consists primarily of interest income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan originations.

         Interest income increased $3.0 million, or 41.2%, to $10.2 million from $7.2 million for fiscal 2000. The increase was due to a modification of the terms of our third and fourth fiscal quarter securitizations, which allowed us to retain interest income we had accrued up until the point of the sale. Previously, all accrued interest income was retained by the securitization trust when collected. In addition, the increase was attributable to an increase in our average balance of loans and leases available for sale during the period as well as an increase in the average coupon rate on the loans originated during the current year.

         Premiums on whole loan sales increased $1.0 million, to $2.7 million for fiscal 2001 from $1.7 million for fiscal 2000. The volume of whole loan sales decreased 25.7%, to $76.3 million for the year ended June 30, 2001 from $102.7 million for the year ended June 30, 2000. The decrease in the volume of whole loan sales was mainly the result of our decision to de-emphasize the origination of conventional first mortgage loans, which were sold on a whole loan basis. The decrease in volume was offset by an increase in the average premium earned on whole loan sales during this period.

         Other fees collected in connection with loan originations declined $0.8 million primarily due to the lower volume of loans originated for whole loan sale.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the yield component of cash flows received on interest-only strips. Interest accretion of $26.1 million was earned in fiscal 2001, compared to $16.6 million in fiscal 2000. The increase reflects the growth in the balance of our interest-only strips of $120.6 million, or 43.4%, to $398.5 million at June 30, 2001 from $277.9 million at June 30, 2000. In addition, cash flows for fiscal 2001 from interest-only strips increased $33.4 million, or 67.5%, to $82.9 million for fiscal 2001 from $49.5 million for fiscal 2000 due to the larger size of our more recent securitizations, an additional three securitizations reached final target overcollateralization levels, and two securitizations reached their stepdown requirements.

         We use a prospective approach to estimate interest accretion. Periodically, we update estimates of residual cash flow from our securitizations. When it is probable that there is a favorable or unfavorable change in estimated residual cash flow from the cash flow previously projected, we prospectively adjust the estimated interest accretion earned by the securitization. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows. See "--Securitization Accounting Considerations" for additional discussion.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing rights assets that are recorded at the time loans and leases are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For fiscal 2001, servicing income increased $1.5 million, or 34.5%, to $5.7 million from $4.2 million for fiscal 2000. The increase was due to the increase in the size of the managed portfolio from $1.9 billion at June 30, 2000 to $2.6 billion at June 30, 2001.

         The following table summarizes the components of servicing income for the years ended June 30, 2001, 2000 and 1999 (in thousands):


                                                      Year Ended June 30,
                                               ---------------------------------
                                                  2001        2000       1999
                                               ---------    --------   --------
Contractual and ancillary fees................ $  25,651    $ 17,104   $  8,872
Amortization of servicing rights..............   (19,951)    (12,181)    (5,551)
Servicing rights write down...................        --        (684)        --
                                               ---------    --------   --------
Net servicing income.......................... $   5,700    $  4,239   $  3,321
                                               =========    ========   ========

         Amortization of the servicing rights asset for securitized loans and leases is calculated individually for each securitized pool and is recognized in proportion to, and over the period of, estimated future servicing income on that particular pool of loans and leases. We perform a valuation analysis of servicing rights on a quarterly basis to determine the fair value of our servicing rights. If our valuation analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be required. To date, our valuation analysis has not indicated any impairment, other than a $0.7 million write down recorded in the fourth quarter of fiscal 2000, and no valuation allowance has been required. Impairment is measured as the excess of carrying value over fair value.

         Total Expenses. Total expenses increased $49.9 million, or 41.5%, to $170.2 million for fiscal 2001 compared to $120.3 million for fiscal 2000. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt, increases in employee related costs, and an increase in general and administrative expense. These increases were partially offset by a $12.6 million write down on the fair value of our interest-only strips in fiscal 2000. No write down was required in fiscal 2001.

         Interest Expense. For fiscal 2001 interest expense increased $18.4 million, or 48.3%, to $56.5 million from $38.1 million for fiscal 2000. Average subordinated debt outstanding during fiscal 2001 was $448.5 compared to $286.6 during fiscal 2000. Average interest rates paid on subordinated debt outstanding increased to 11.04% during fiscal 2001 from 10.14% during fiscal 2000. Interest rates paid on subordinated debt increased in fiscal 2001 in response to increases in rates paid by competitors on their subordinated debt products and to enhance our ability to attract additional funds. Beginning in the fourth quarter of fiscal 2001, we began reducing the rates paid on our subordinated debt in response to decreases in market rates as well as our lower cash needs.

         The increase in interest expense related to subordinated debt was partially offset by the impact of a decrease in the average outstanding balances under warehouse lines of credit. The average outstanding balances under warehouse lines of credit were $52.5 million during fiscal 2001, compared to $102.7 million during fiscal 2000. This decrease was due to the increased utilization of proceeds from the sale of subordinated debt to fund loan originations and greater utilization of off-balance sheet facilities. Borrowings under warehouse lines of credit are secured by mortgage loans and represent advances of cash to us, usually at 98% of the principal amount of the mortgage loan used as collateral. These borrowings are for a limited duration, generally no more than 270 days, pending the ultimate sale of the mortgage loans through securitization or whole loan sale, either of which will generate the proceeds necessary to retire the borrowing.

         Provision for Credit Losses. The provision for credit losses on loans and leases held as available for sale for fiscal 2001 increased $3.2 million, to $5.2 million as compared to $2.0 million for fiscal 2000. The increase in the provision for credit losses was primarily due to higher loan charge-offs, an increase in the allowance for credit losses on non-accrual loans and an increase in loans and leases available for sale.

         An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization as well as to account for estimates of credit losses on loans and leases that are current. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrower's ability to repay and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $2.5 million, or 2.9% of gross receivables, at June 30, 2001 compared to $1.3 million, or 2.8% of gross receivables, at June 30, 2000.

         The following table summarizes changes in the allowance for credit losses for the fiscal years ended June 30, 2001, 2000 and 1999 (in thousands):

                                                              Year Ended June 30,
                                                     ------------------------------------
                                                       2001          2000          1999
                                                     --------      --------      --------
Balance at beginning of  period................      $  1,289      $    702      $    881
Provision for credit losses....................         5,190         2,045           928
(Charge-offs) recoveries, net..................        (3,999)       (1,458)       (1,107)
                                                     --------      --------      --------
Balance at end of period.......................      $  2,480      $  1,289      $    702
                                                     ========      ========      ========

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 2001 (in thousands).

                                                 Business        Home
                                                 Purpose        Equity       Equipment
                                                  Loans         Loans         Leases         Total
                                                --------       --------      --------       -------
Balance at beginning of period...........       $    462      $     507      $    320       $ 1,289
Provision for credit losses..............          1,503          2,600         1,087         5,190
(Charge-offs) recoveries, net............         (1,374)        (1,634)         (991)       (3,999)
                                                --------       --------      --------       -------
Balance at end of period.................       $    591       $  1,473      $    416       $ 2,480
                                                ========       ========      ========       =======

         The following table summarizes net charge-off experience by loan type for the fiscal years ended June 30, 2001, 2000 and 1999 (in thousands):

                                                          Year Ended June 30,
                                                   -------------------------------
                                                    2001        2000          1999
                                                   -------       -----       -----
Business purpose loans.........................    $ 1,374      $  225      $  301
Home equity loans..............................      1,634          85         486
Equipment leases...............................        991       1,148         320
                                                   -------      ------      ------
Total..........................................    $ 3,999      $1,458      $1,107
                                                   =======      ======      ======

         The increase in charge-offs was primarily attributable to an increase in the number of foreclosures on loans, moving them from non-accrual status where reserves have been established, to real estate owned, where the assets are carried at the lower of cost basis or fair value less estimated costs to sell.

         Additionally, loan repurchases from securitization trusts increased mainly due to an increase in the size of our managed portfolio, real estate owned and delinquencies. While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loan's outstanding contractual balance. Under the terms of the trust agreements, a foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 125 or SFAS No. 140, which was adopted on a prospective basis in the fourth quarter of fiscal 2001, or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The new standard requires that we record the obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans whether or not we actually repurchase the loans.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the years ended June 30, 2001, 2000 and 1999. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases have occurred.

      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                      2000-3        2000-2        2000-1        1999-3        1999-1        1998-4        1998-3
                                      ------        ------        ------        ------        ------        ------        ------
Year Ended June 30, 2001:
   Business loans ................   $    --       $    --       $    --       $    --       $    --       $   173       $   803
   Home equity loans .............        88           330            --            --            --         1,310         3,886
                                     -------       -------       -------       -------       -------       -------       -------
       Total .....................   $    88       $   330       $    --       $    --       $    --       $ 1,483       $ 4,689
                                     =======       =======       =======       =======       =======       =======       =======
   Number of loans repurchased ...         1             2            --            --            --            10            48

Year Ended June 30, 2000:
   Business loans ................   $    --       $    --       $    --       $   101       $    --       $    --       $    --
   Home equity loans .............        --            --           167            --            --           363           106
                                     -------       -------       -------       -------       -------       -------       -------
     Total .......................   $    --       $    --       $   167       $   101       $    --       $   363       $   106
                                     =======       =======       =======       =======       =======       =======       =======
   Number of loans repurchased ...        --            --             3             1            --             3             1

Year Ended June 30, 1999:
   Business loans ................   $    --       $    --       $    --       $    --       $    --       $    --       $    --
   Home equity loans .............        --            --            --            --            35            15           311
                                     -------       -------       -------       -------       -------       -------       -------
     Total .......................   $    --       $    --       $    --       $    --       $    35       $    15       $   311
                                     =======       =======       =======       =======       =======       =======       =======
   Number of loans repurchased ...        --            --            --            --             1             1             2



(Continued)                           1998-2        1998-1        1997-2        1997-1        1996-2        1996-1         Total
                                      ------        ------        ------        ------        ------        ------         -----
Year Ended June 30, 2001:
   Business loans ................   $   215       $   428       $ 2,252       $    --       $   380       $   250       $ 4,501
   Home equity loans .............     1,284         1,686         1,764            --            92           109        10,549
                                     -------       -------       -------       -------       -------       -------       -------
      Total ......................   $ 1,499       $ 2,114       $ 4,016       $    --       $   472       $   359       $15,050
                                     =======       =======       =======       =======       =======       =======       =======
   Number of loans repurchased ...        13            31            37            --             8             4           154

Year Ended June 30, 2000:
   Business loans ................   $   827       $    --       $   153       $ 2,441       $   337       $   259       $ 4,118
   Home equity loans .............     2,588           165            84         1,123           114            --         4,710
                                     -------       -------       -------       -------       -------       -------       -------
     Total .......................   $ 3,415       $   165       $   237       $ 3,564       $   451       $   259       $ 8,828
                                     =======       =======       =======       =======       =======       =======       =======
   Number of loans repurchased ...        24             1             6            35             6             1            81

Year Ended June 30, 1999:
   Business loans ................   $    --       $    23       $    --       $    51       $    --       $    --       $    74
   Home equity loans .............        --           277           265           344            --            25         1,272
                                     -------       -------       -------       -------       -------       -------       -------
     Total .......................   $    --       $   300       $   265       $   395       $    --       $    25       $ 1,346
                                     =======       =======       =======       =======       =======       =======       =======
   Number of loans repurchased ...        --             4             4             6            --             1            19

         Employee Related Costs. For fiscal 2001 employee related costs increased to $28.9 million from $12.8 million for fiscal 2000. The increase was primarily attributable to a shift in the number of employees directly involved with the loan origination process into areas of loan servicing and support related to the growth in our total managed portfolio. This shift and efficiencies and productivity gains achieved in our loan origination business have resulted in a reduction in the amount of employee related costs which were deferred and capitalized in accordance with SFAS No. 91.

         SFAS No. 91 requires that certain direct loan origination costs related to the time spent successfully originating loans be deferred and recorded as an addition to the cost basis of loans originated. These costs are then recognized as a reduction of the gain on sale recorded at the time loans are securitized.

         The number of employees throughout our organization has declined by almost 25 employees from June 30, 2000 to the current level of 884 employees as of June 30, 2001. However, the number of employees involved in the loan origination process has declined by approximately 94 employees over the same period of time. Because of efficiencies and productivity gains achieved in certain aspects of our loan origination business, we have reviewed and revised our estimates of the direct costs related to time spent successfully originating loans and have lowered the amount of employee related costs we defer and capitalize. The efficiencies in our loan origination processes have come mainly from the development of technology that is now utilized to streamline certain loan origination procedures. Our development of automatic loan structuring technology provides the capability to loan officers to present potential borrowers with an array of loan options in a shorter time. Previously, the development of customized options for the borrower was a labor-intensive manual effort. In addition, our integrated loan documentation technology now allows us to save significant time preparing loan documentation, including ensuring compliance with various state and local regulations and requirements. Additionally, we have restructured our commission incentive plans for those involved in the loan origination process. These changes have resulted in significant savings in the costs of originating loans which is not readily visible in our period to period comparative expense because many of these costs were previously deferred and capitalized. The savings in employee related costs we were able to achieve in the loan origination areas has been dedicated to other activities and processes which are not eligible to be deferred in accordance with SFAS No. 91, and therefore, are being recognized as expense in the period incurred.

         Sales and Marketing Expenses. For fiscal 2001, sales and marketing expenses decreased $0.4 million, or 1.5%, to $24.9 million from $25.3 million for fiscal 2000. Expenses for direct mail advertising increased $6.1 million for fiscal 2001 compared to the prior year due to increased use of targeted direct mail programs for our loan products. These targeted programs are considered to be more cost effective than the television and radio advertising campaigns which were utilized into the second quarter of fiscal 2000. Television and radio advertising costs decreased by $3.6 million in fiscal 2001 compared to the prior year. Other marketing sources such as telemarketing and Internet advertising were reduced by $2.9 million in fiscal 2001 from fiscal 2000. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations.

         General and Administrative Expenses. For fiscal 2001, general and administrative expenses increased $25.2 million, to $54.6 million from $29.3 million for fiscal 2000. The increase was primarily attributable to: increases of approximately $10.8 million in costs associated with servicing and collection of our larger total managed portfolio including expenses associated with REO and delinquent loans, $3.4 million of expenses related to investments in Internet and other technology capabilities, a $2.5 million increase in costs related to loan originations, a $1.1 million increase in expenses related to the sale of subordinated debt, a $0.6 million charge related to the closing of branches and consolidating distribution channels through the creation of American Business Mortgage Services, Inc., a $0.4 million increase in professional fees, a one-time expense related to the 1997 acquisition of ABMS, and the costs related to continued building of support area infrastructure.

         Provision for Income Taxes. In fiscal 2001, our effective tax rate increased to 40.0% from 38.0% in fiscal 2000, due to an increase in state tax liabilities. As a result of our geographic expansion, we have increased the number of states in which we are now doing significant business and have increased our tax provision for additional tax liabilities in certain states.

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

         The increase in securitization gains for the year ended June 30, 2000 was primarily due to the higher volume of loans securitized. The securitization gain as a percentage of mortgage loans securitized, 9.0% for fiscal 2000, was down slightly from 9.1% on mortgage loans securitized for fiscal 1999. Including less profitable lease securitizations in fiscal 1999, the securitization gain percentage was 8.3% for that year. The decrease in the mortgage loan securitization gain percentage for fiscal 2000 was due to a reduction in the spread between the average pass-through rate paid to investors, increases in the credit loss assumptions beginning with the 1999-4 mortgage loan securitization, an increase in the discount rate used in the 2000-2 mortgage loan securitization and the impact of the January 1, 1999 adoption of SFAS No. 134, "Accounting for

Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." See "--Securitization Accounting Considerations" for more information on the calculation of securitization gains, the average coupons on loans securitized, pass-through rates paid to investors and credit loss assumptions. The impact of SFAS No. 134 is discussed below. These decreases in the gain percentage for fiscal 2000 were partially offset by a higher percentage of business loans securitized and a reduction in prepayment rate assumptions as discussed below.

         The increase in the initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization resulted from an increase in the percentage of second mortgage loans included in fiscal 2000 securitizations and our concerns regarding high levels of real estate values. As shown on the table "Summary of Selected Mortgage Loan Securitization Trust Information" in "--Securitization Accounting Considerations" the average percentage of first mortgage loans securitized declined approximately 10% from fiscal 1999 to fiscal 2000 securitizations. The high real estate values affected our loss assumptions on recent securitizations because in the event of an economic downturn, the loan-to-value ratios of the recently originated loans could be understated. Both of these factors increase the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure was required. We believe these factors may limit our ability in recent securitizations to maintain the credit loss experience realized in prior securitizations. Actual credit loss experience for securitizations prior to the 1999-4 mortgage loan securitization generally continue to support the initial credit loss assumptions for those securitizations.

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

         o A reduction in the annual prepayment rate assumption on business loans and an increase in the length of the prepayment ramp period for home equity loans. Due to increases in the volume of loans originated with prepayment fees, we have reduced the annual prepayment rate assumption on business loans and lengthened the prepayment ramp period for home equity loans for mortgage loan securitizations beginning with the 1999-1 securitization. Reducing the annual prepayment assumption and lengthening the prepayment ramp period is supported by our experience with loans having prepayment fees, as discussed below, that fewer borrowers will prepay, and those prepaying will do so more slowly. The percentage of home equity loans containing prepayment fees increased from less than 50% of loans originated to over 85% over the nine-month period ending October 31, 1998. As a result of this increase in the percentage of loans originated having prepayment fees, we had lengthened the initial assumptions used for the prepayment ramp period on home equity loans from 12 to 18 months beginning with the 1999-1 mortgage loan securitization through the 2000-1 mortgage loan securitization and to 24 months for the 2000-2 mortgage loan securitization. This increase in the length of the prepayment ramp period for home equity loans was supported by actual cumulative prepayment experience through June 30, 2000, which demonstrated that only 25% of home equity loans having prepayment fees were actually prepaid by the borrowers, while 47% of home equity loans without prepayment fees were prepaid. This cumulative historical performance demonstrates that it is nearly twice as likely that a loan without a prepayment fee will be prepaid. See "--Securitization Accounting Considerations" for a comparison of the prepayment assumptions used in our valuation of interest-only strips and servicing rights to actual historical experience.

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

         Interest and Fees. Interest and fee income for fiscal 2000 increased $2.8 million, or 17.2%, to $19.4 million from $16.6 million for fiscal 1999. Interest and fee income consists primarily of interest income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan and lease originations.

         Interest income remained relatively consistent at $7.2 million for fiscal 2000 from $7.3 million for fiscal 1999.

         Premiums on whole loan sales decreased 24.4% to $1.7 million for fiscal 2000, from $2.3 million for fiscal 1999. The decrease in premium income was due to a decline in the average premium earned on whole loan sales from 2.2% in fiscal 1999 to 1.4% in fiscal 2000 and a decrease in the volume of whole loan sales from $105.8 million for fiscal 1999, to $102.7 million for fiscal 2000.

         Loan origination related fees which are mainly comprised of application fees and other fees collected in connection with the loan approval and closing process increased $3.3 million, or 57.0%, for fiscal 2000 from fiscal 1999 mainly due to a 29.6% increase in loan originations in fiscal 2000 from fiscal 1999.

         Interest Accretion on Interest-Only Strips. Interest accretion of $16.6 million was recorded for fiscal 2000 and $2.0 million was recorded for fiscal 1999. The increase in interest accretion was affected by two factors. First, the increase reflects growth of $94.4 million, or 69.6% in the average balance of interest-only strips from $135.5 million for fiscal 1999 to $229.9 million for fiscal 2000 and growth in cash flow received from interest-only strips. Second, cash flows received on interest-only strips were $49.5 million for fiscal 2000 compared to $32.9 million for fiscal 1999. As of June 30, 1998, only one of our existing securitizations had satisfied its final target overcollateralization requirement and was generating residual cash flow. As of June 30, 1999, five securitizations had met final overcollateralization requirements and as of June 30, 2000, nine securitizations had met final overcollateralization requirements. Meeting these final targets as well as the fact that our more recent securitizations were much larger resulted in a significant increase in cash flow to us through fiscal 2000.

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

         Servicing Income. For fiscal 2000, servicing income increased $0.9 million, or 27.6%, to $4.2 million, from $3.3 million for fiscal 1999. The increase was mainly due to an increase in the managed portfolio from $1.2 billion at June 30 1999 to $1.9 billion at June 30, 2000. A servicing rights write down of $0.7 million was recorded in fiscal 2000 to reflect the impact of adjustments to prepayment assumptions on earlier mortgage loan securitizations to reflect actual prepayment experience.

         As an annualized percentage of the average managed portfolio, servicing income before the fiscal 2000 servicing rights write down was 0.33% compared to 0.39% for 1999. The decrease resulted from a lower percentage of loans prepaying in fiscal 2000. In fiscal 2000, prepayment fees collected as a percentage of the average managed portfolio were 0.26% compared to 0.39% for fiscal 1999.

         Total Expenses. For fiscal 2000, total expenses increased $55.7 million, or 86.3%, to $120.3 million from $64.6 million for fiscal 1999. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt and borrowings used to fund loan and lease originations and increases in employee related costs, sales and marketing, and general and administrative expenses related to growth in loan originations, the growth of the total managed portfolio and the continued building of support area infrastructure and Internet capabilities. In addition, a write down of our interest-only strips of $12.6 million was recorded primarily as a result of an increase from 11% to 13% in the discount rate used to value the residual portion of our interest-only strips.

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

         Provision for Credit Losses. The provision for credit losses for fiscal 2000 was $2.0 million, compared to $0.9 million for fiscal 1999. The increase in the provision for fiscal 2000 was primarily due to higher charge-offs and an increase in non-accrual loans. The increase in charge-offs for fiscal 2000 related to deterioration in our lease portfolio.

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 2000 (in thousands).


                                           Business     Home
                                           Purpose     Equity       Equipment
                                            Loans       Loans        Leases        Total
                                           -----        -----       -------       -------
Balance at beginning of period...........  $  27        $ 243       $   432       $   702
Provision for credit losses..............    660          350         1,035         2,045
(Charge-offs) recoveries, net............   (225)         (85)       (1,148)       (1,458)
                                           -----        -----       -------       -------
Balance at end of period.................  $ 462        $ 508       $   319       $ 1,289
                                           =====        =====       =======       =======

         Employee Related Costs. For fiscal 2000, employee related costs increased $7.5 million, to $12.8 million, from $5.3 million for fiscal 1999. The increase was primarily attributable to an increase in the number of staff in the marketing, loan servicing and other business support areas to support the growth in loan originations and total managed portfolio. The number of employees, including part-time employees, was 954 at June 30, 2000 and 894 at June 30, 1999.

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

         Interest-Only Strips Fair Value Adjustment. In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value the residual portion of our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that led to this other than temporary decline in fair value included:

          o Sustained increase in market interest rates through the fourth quarter of fiscal 2000;
          o Increases in the all-in cost of our mortgage loan trust investor certificates from September 1998 through June 2000;
          o Increases in the cost of funding our interest-only strips, particularly the interest rate paid on subordinated debt; and
          o Events and conditions in the mortgage lending industry and the actions by others in that industry.

         The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. The fair value of our interest-only strips at June 30, 2000 was $277.9 million. See "--Securitization Accounting Considerations" for a discussion of the discount rates and prepayment assumptions. See "--Interest Rate Risk Management - Interest-Only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR.

         Provision for Income Taxes. In fiscal 2000, our effective tax rate increased to 38.0% from 35.5% in fiscal 1999 due to increased state tax liabilities. As a result of our geographic expansion, we have increased the number of states we were doing significant business in and have increased our tax provision for additional tax liabilities in certain states.

Financial Condition
                            Balance Sheet Information
                  (Dollars in thousands, except per share data)

                                                                          June 30,
                                                          --------------------------------------
                                                            2001            2000          1999
                                                          --------        --------      --------
Cash and cash equivalents ............................... $ 91,092       $ 69,751       $ 22,395
Loan and lease receivables, net:
   Available for sale ...................................   83,241         45,746         33,776
   Interest, fees and other .............................   16,549         13,002          6,863
Interest-only strips ....................................  398,519        277,872        178,218
Servicing rights ........................................  102,437         74,919         43,210
Receivable for sold loans and leases ....................   14,157         51,283         66,086
Total assets ............................................  766,487        594,282        396,301

Subordinated debt .......................................  537,950        390,676        211,652
Warehouse lines and other notes payable .................   51,064         50,842         58,691
Total liabilities .......................................  699,625        532,167        338,055
Total stockholders' equity ..............................   66,862         62,115         58,246

Book value per common share ............................. $  24.77       $  18.69       $  16.24
Total liabilities to tangible equity(c) .................    13.5x          11.6x           7.8x
Adjusted debt to tangible equity (a)(c) .................    10.2x           8.3x           7.0x
Subordinated debt to tangible equity(c) .................    10.4x           8.6x           4.9x
Interest-only strips to adjusted ........................
   tangible equity (b)(c) ...............................     3.5x           2.6x           2.5x

-----------------------------
(a)  Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than five years.
(c)  Tangible equity is calculated as total stockholders' equity less goodwill.

June 30, 2001 Compared to June 30, 2000

         Total assets increased $172.2 million, or 29.0%, to $766.5 million at June 30, 2001 from $594.3 million at June 30, 2000 primarily due to increases in cash and cash equivalents, loans and leases available for sale, interest-only strips and servicing rights.

         Cash and cash equivalents increased $21.3 million, or 30.6% due to receipts from our sales of subordinated debt in excess of our cash needs.

         Loans and leases available for sale increased $37.5 million, or 82.0%, to $83.2 million from $45.7 million due to originations of $1,217.0 million and securitizations and whole loan sales of $1,178.4 million during the year ended June 30, 2001.

         Activity of our interest-only strips for fiscal 2001, 2000 and 1999 were as follows (in thousands):

                                                                                      June 30,
                                                                     -------------------------------------------
                                                                        2001             2000            1999
                                                                     ---------        ---------        ---------
Balance at beginning of period ....................................  $ 277,872        $ 178,218        $  95,913
Initial recognition of interest-only strips, including initial
      overcollateralization of $611, $11,232 and $4,825 ...........    125,408          111,714           93,175
Required purchases of additional overcollateralization ............     43,945           29,925           16,682
Interest accretion ................................................     26,069           16,616            2,021
Cash flow from interest-only strips ...............................    (82,905)         (49,508)         (32,927)
Net temporary adjustments to fair value ...........................      8,130            3,510            3,354
Other than temporary adjustments to fair value ....................         --          (12,603)              --
                                                                     ---------        ---------        ---------
Balance at end of period ..........................................  $ 398,519        $ 277,872        $ 178,218
                                                                     =========        =========        =========

         In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value the residual portion of our interest-only strips. See "--Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions.

         The following table summarizes the purchases of overcollateralization by trust for years ended June 30, 2001, 2000, and 1999. See "--Securitization Accounting Considerations" for a discussion of overcollateralization requirements.

      Summary of Mortgage Loan Securitization Overcollateralization Purchases
                              (dollars in thousands)

                                    2001-2  2001-1   2000-4   2000-3    2000-2   2000-1   1999-4   1999-3   1999-2   Other    Total
                                    ------  ------   ------   ------    ------   ------   ------   ------   ------   -----    -----
Year Ended June 30, 2001:
Initial overcollateralization ..... $  --   $   --   $   --   $   --   $   611   $   --   $   --   $   --   $   --   $  --   $   611
Required purchases of additional
   overcollateralization ..........   959    2,574    6,049    4,051    10,160    7,519    5,960    3,719    2,316     638    43,945
                                    -----   ------   ------   ------   -------   ------   ------   ------   ------   -----   -------
   Total .......................... $ 959   $2,574   $6,049   $4,051   $10,771   $7,519   $5,960   $3,719   $2,316   $ 638   $44,556
                                    =====   ======   ======   ======   =======   ======   ======   ======   ======   =====   =======

                                   Off-
                                  Balance
                                   Sheet
                                 Facilities    2000-2   2000-1    1999-4    1999-3    1999-2    1999-1    1998-4    1998-3    Total
                                 ----------    ------   ------    ------    ------    ------    ------    ------    ------    -----
Year Ended June 30, 2000:
Initial overcollateralization .... $ 2,909   $ 2,114   $ 1,776   $ 2,222   $ 2,211   $    --   $    --   $    --   $    --   $11,232
Required purchases of additional
   overcollateralization .........      --        --     2,303     4,040     5,125     7,585     6,601     1,348     2,923    29,925
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
   Total ......................... $ 2,909   $ 2,114   $ 4,079   $ 6,262   $ 7,336   $ 7,585   $ 6,601   $ 1,348   $ 2,923   $41,157
                                   =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

                                    1999-2     1999-1     1998-4     1998-3     1998-2     1998-1     1997-2     Total
                                   -------    -------    -------    -------    -------    -------    -------    -------
Year Ended June 30, 1999:
Initial overcollateralization .... $ 1,100    $   925    $   800    $ 2,000    $    --    $    --    $    --    $ 4,825
Required purchases of additional
   overcollateralization .........      --      1,724      1,852      5,076      4,307      2,267      1,456     16,682
                                   -------    -------    -------    -------    -------    -------    -------    -------
   Total ......................... $ 1,100    $ 2,649    $ 2,652    $ 7,076    $ 4,307    $ 2,267    $ 1,456    $21,507
                                   =======    =======    =======    =======    =======    =======    =======    =======

         Servicing rights increased $27.5 million, or 36.7%, to $102.4 million from $74.9 million at June 30, 2000, due to the recording of $47.5 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights of $20.0 million for fiscal 2001.

         Total liabilities increased $167.5 million, or 31.5%, to $699.6 million from $532.2 million at June 30, 2000 due primarily to an increase in subordinated debt outstanding. For fiscal 2001 subordinated debt increased $147.3 million, or 37.7%, to $538.0 million due to sales of subordinated debt used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems and technology. Subordinated debt was 10.4 times tangible equity at June 30, 2001, compared to 8.6 times as of June 30, 2000. See "--Liquidity and Capital Resources" for further information regarding outstanding debt.

         Accounts payable and accrued expenses increased $9.5 million, or 30.2% to $41.0 million from $31.5 million at June 30, 2000 due to an increase in accrued interest payable on subordinated debt due to the higher level of subordinated debt and higher rates paid on subordinated debt.

         Deferred income taxes increased $8.2 million, or 35.9% to $31.0 million from $22.8 million at June 30, 2000. This increase was mainly due to the structuring of our first and second fiscal quarter securitizations as debt for tax transactions. In addition, the recognition of unrealized gains in the value of our interest-only strips, which are held as available for sale, are recorded as a component of other comprehensive income, net of deferred tax. The deferred tax on these unrealized gains was $3.3 million for fiscal 2001.

June 30, 2000 Compared to June 30, 1999

         Total assets increased $198.0 million, or 50.0%, to $594.3 million at June 30, 2000 from $396.3 million at June 30, 1999 due primarily to increases in interest-only strips, cash and cash equivalents and servicing rights.

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

         Total liabilities increased $194.1 million, or 57.4%, to $532.2 million at June 30, 2000 from $338.1 million at June 30, 1999 due primarily to increases in subordinated debt, deferred income taxes and other liabilities. Subordinated debt increased $179.0 million, or 84.6%, to $390.7 million at June 30, 2000 due to net sales of subordinated debt securities. Deferred income taxes increased $6.2 million, or 37.2%, to $22.8 million at June 30, 2000 due to the structuring of securitization transactions as debt for tax transactions. As debt for tax transactions, the tax liability on securitization gains is deferred and becomes payable in future periods as cash is received from securitization trusts. Accounts payable and accrued expenses increased $4.7 million, or 17.4%, to $31.5 million at June 30, 2000 primarily due to an increase in accrued interest payable on subordinated debt.

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                                                                        June 30,
                                                  --------------------------------------------------------------------------------
                                                              2001                        2000                       1999
                                                  --------------------------    -----------------------     ----------------------
              Delinquency by Type                    Amount             %          Amount          %          Amount          %
-----------------------------------------------   ----------         -------    ----------      -------     ----------      ------
Business Purpose Loans
Total managed portfolio .....................     $  300,192                    $  221,546                  $  148,932
                                                  ==========                    ==========                  ==========

Period of delinquency:
  31-60 days ................................     $    3,460          1.15%     $      908         .41%     $    1,506       1.01%
  61-90 days ................................          1,837           .61           1,757         .79             475        .32
  Over 90 days ..............................         22,687          7.56          11,362        5.13           8,612       5.78
                                                  ----------          ----      ----------        ----      ----------       ----
  Total delinquencies .......................     $   27,984          9.32%     $   14,027        6.33%     $   10,593       7.11%
                                                  ==========          ====      ==========        ====      ==========       ====
REO .........................................     $    4,530                    $    1,299                  $    2,881
                                                  ==========                    ==========                  ==========

Home Equity Loans
Total managed portfolio .....................     $2,223,429                    $1,578,038                  $  858,806
                                                  ==========                    ==========                  ==========

Period of delinquency:
  31-60 days ................................     $   16,227           .73%     $    6,596         .42%     $    4,836        .56%
  61-90 days ................................         14,329           .64           5,659         .36           4,149        .48
  Over 90 days ..............................         47,325          2.13          27,600        1.75          15,346       1.79
                                                  ----------          ----      ----------        ----      ----------       ----
  Total delinquencies .......................     $   77,881          3.50%     $   39,855        2.53%     $   24,331       2.83%
                                                  ==========          ====      ==========        ====      ==========       ====
REO .........................................     $   23,902                    $   11,823                  $    7,067
                                                  ==========                    ==========                  ==========

Equipment Leases
Total managed portfolio .....................     $   65,774                    $  118,956                  $  169,180
                                                  ==========                    ==========                  ==========
Period of delinquency:
  31-60 days ................................     $      595           .90%     $      475         .40%     $      389        .23%
  61-90 days ................................            206           .31             478         .40             425        .25
  Over 90 days ..............................            347           .53             992         .83           1,826       1.08
                                                  ----------          ----      ----------        ----      ----------       ----
  Total delinquencies .......................     $    1,148          1.74%     $    1,945        1.63%     $    2,640       1.56%
                                                  ==========          ====      ==========        ====      ==========       ====

                   Combined
-----------------------------------------------
Total managed portfolio .....................     $2,589,395                    $1,918,540                  $1,176,918
                                                  ==========                    ==========                  ==========

Period of delinquency:
  31-60 days ................................     $   20,282           .78%     $    7,979         .42%     $    6,731        .57%
  61-90 days ................................         16,372           .63           7,894         .41           5,049        .43
  Over 90 days ..............................         70,359          2.72          39,954        2.08          25,784       2.19
                                                  ----------          ----      ----------        ----      ----------       ----
  Total delinquencies .......................     $  107,013          4.13%     $   55,827        2.91%     $   37,564       3.19%
                                                  ==========          ====      ==========        ====      ==========       ====
REO .........................................     $   28,432          1.10%     $   13,122         .68%     $    9,948        .85%
                                                  ==========          ====      ==========        ====      ==========       ====


Losses experienced during the period(a)(b)
  Loans .....................................     $   10,886           .50%     $    3,319         .25%     $      817        .11%
                                                                      ====                        ====                       ====
  Leases ....................................          1,003          1.20%          1,339        1.04%            320        .27%
                                                  ----------          ====      ----------        ====      ----------       ====
  Total losses ..............................     $   11,889           .53%     $    4,658         .31%     $    1,137        .12%
                                                  ==========          ====      ==========        ====      ==========       ====

(a)   Percentage based on average total managed portfolio.
(b) Losses recorded on our books were $7.1 million ($4.0 million from charge-offs through the provision for loan losses and $3.1 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $4.8 million for fiscal 2001. Losses recorded on our books were $2.1 million ($1.5 million from charge-offs through the provision for credit losses and $0.6 million for write downs of real estate owned) for the year ended June 30, 2000. Losses absorbed by loan securitization trusts were $2.6 million for fiscal 2000. Losses recorded on our books were $1.1 million and losses absorbed by securitization trusts were $30,000 for the year ended June 30, 1999. Losses recorded on our books include losses for loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and real estate owned on our balance sheet and their related percentage of our available for sale portfolio (dollars in millions):

                                                                                 June 30,
                                                                     --------------------------------
                                                                      2001         2000         1999
                                                                     ------       ------       ------

Delinquencies held as available for sale (a) ......................  $  3.4       $  3.0       $  1.8
                                                                        4.0%         6.6%         5.3%

Available for sale loans and leases in non-accrual status (b) .....  $  4.5       $  4.3       $  0.1
                                                                        5.4%         9.4%         0.3%

Real estate owned on balance sheet ................................  $  2.3       $  1.7       $  0.8

(a) Delinquent loans and leases held as available for sale are included in total delinquencies in the previously presented "Managed Portfolio Quality" table.
(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table.

Delinquent Loans and Leases

         Total delinquencies are comprised of loans and leases with payments past due greater than 30 days. The increase in delinquencies and delinquency percentages in the managed portfolio from June 30, 2000 was mainly due to the seasoning of the managed portfolio together with the slowing of the growth in the origination of new loans and the resulting slow down of the growth of the managed portfolio. As the managed portfolio continues to season we expect the delinquency rate to continue to increase. In addition to these factors, recent economic conditions have resulted in general increases in delinquencies noted by our industry. See "Risk Factors -- Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio which could result in a reduction in profits" for a discussion of risks associated with increases in delinquencies.

Real Estate Owned

         Total real estate owned is comprised of foreclosed properties and deeds acquired in lieu of foreclosure. Real estate owned is referred to as REO in this document. The increase in the balance and percentage of REO reflects the seasoning of the managed portfolio and the results of loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs. Cash for Keys is a program utilized in select situations. When collateral values of loans support the action, a delinquent borrower may be offered a monetary payment in exchange for the deed to a property held as collateral for a loan. This process eliminates the need to initiate a formal foreclosure process, which could take many months. The increase in the balance of REO and increase in percentage from the prior year is mainly due to the seasoning of the managed portfolio together with the leveling of the origination of new loans and the resulting slow down of the growth of the managed portfolio, and partly due to a concerted effort by management to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. Recently, additional company personnel have been dedicated to this process. The acceleration of the foreclosure process has caused a substantial increase in the balance of properties classified as REO and losses recognized for the final disposition of properties. We are now implementing processes to decrease the cycle time in the disposition of REO properties, however, as our portfolio seasons and delinquencies increase, we expect the REO balance to also continue to increase.

Loss Experience

         During fiscal 2001, we experienced net loan and lease charge-offs in our total managed portfolio of $11.9 million, or 0.53% of the average total managed portfolio. For fiscal 2000, net loan and lease charge-offs in our total managed portfolio were $4.7 million, or 0.31% of the average total managed portfolio. Principal loss severity experience on delinquent loans generally has ranged from 5% to 15% of principal and loss severity experience on real estate owned generally has ranged from 25% to 35% of principal. The increase in net charge-offs in fiscal 2001 was due to increases in charge-offs in four mortgage securitization trusts whose credit loss assumptions have been increased to reflect the higher level of losses experienced, losses experienced as expected in more recent and larger mortgage securitization trusts due to aging of those trusts' delinquent assets, and increases on losses on loans never securitized. We believe the estimates of credit loss assumptions for our other mortgage loan securitizations remain reasonable. See "Securitization Accounting Considerations" for more detail on credit loss assumptions compared to actual loss experience.

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

         A rising rate environment could also unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing interest rate spreads on our securitized loans, which would reduce our cash flows. See "--Liquidity and Capital Resources" for a discussion of both long and short-term liquidity. "Risk Factors - A change in market interest rates may result in a reduction in our profits."

         Interest Rate Sensitivity. The following table provides information about financial instruments that are sensitive to changes in interest rates. For interest-only strips and servicing rights, the table presents projected principal cash flows utilizing assumptions including prepayment and default rates. See "--Securitization Accounting Considerations" for more information on these assumptions. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates (dollars in thousands):

                                                                      Amount Maturing After June 30, 2001
                                               -----------------------------------------------------------------------------------
                                                Months    Months     Months     Months     Months     There-                 Fair
                                               1 to 12   13 to 24   25 to 36   37 to 48   49 to 60     after      Total      Value
                                               -------   --------   --------   --------   --------     -----      -----      -----
Rate Sensitive Assets:
Loans and leases available for sale (a) ..... $ 80,234   $     56   $     64   $     72   $     81   $  2,734   $ 83,241   $ 83,565
Interest-only strips ........................   57,419     82,715     82,880     76,323     62,745    223,983    586,065    398,519
Servicing rights ............................   34,327     27,706     21,759     16,995     13,294     43,115    157,196    104,747
Investments held to maturity ................       60         65         72         84        103        561        945        983

Rate Sensitive Liabilities:
Fixed interest rate borrowings .............. $292,848   $148,857   $ 33,161   $ 20,351   $ 14,252   $ 28,637   $538,106   $537,078
Average interest rate .......................    10.81%     11.65%     11.54%     12.23%    12,71%      12.09%     11.12%
Variable interest rate borrowings ........... $ 45,434   $    446   $  1,050   $  1,417   $  2,082   $    479   $ 50,908   $ 50,908
Average interest rate .......................     5.78%      5.61%      5.61%      5.61%      5.61%      5.61%      5.76%

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

         From time to time derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. Derivative financial instruments include futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of our residual interests in mortgage loans in our conduit facility, which we would expect to be included in a permanent securitization at a future date. The mortgage loans, loan commitments and mortgage loans underlying residual interests in mortgage conduit pools consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above Eurodollars or interest rate swap yield curves with a three-year maturity. We may hedge potential rate changes in Eurodollars and interest rate swap yield curves with futures contracts on similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. Fair value of derivative financial instruments is based on quoted market prices. Fair value of the items hedged is based on current pricing of these assets in a securitization. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item no longer would be recognized as an adjustment to income.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

         SFAS No. 133 was effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principle of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the year ended June 30, 2001. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

         For fiscal 2001, we recorded cash losses on the fair value of derivative financial instruments of $4.3 million, which were offset by gains in the fair value of loans, which were realized from the securitization of the hedged loans during the period. There were no derivative contracts or unrealized gains or losses from derivative contracts at June 30, 2001. During fiscal year 2000 and 1999, net cash losses of $2.1 million and $2.0 million, respectively, were incurred on hedging transactions, and were recognized as a component of gains on sale recorded on securitizations during the periods as was required prior to the adoption of SFAS No. 133.

         Outstanding derivative contracts by items hedged and associated unrealized losses as of June 30, 2000 were as follows. There were no outstanding derivative contracts at June 30, 2001 or 1999 (in thousands):

                                       Eurodollar          Forward
                                         Futures          Treasury
                                        Contracts          Sales               Total
                                     --------------------------------------------------
 Loans available for sale:
    Notional amount                   $   20,000         $       --         $    20,000
    Unrealized losses                        (54)                --                 (54)
 Mortgage conduit facility Assets:
    Notional amount                       25,000             35,000              60,000
    Unrealized losses                        (19)              (114)               (133)
 Loan commitments:
    Notional amount                       20,000             10,000              30,000
    Unrealized losses                        (25)               (23)                (48)
                                     ---------------------------------------------------
 Total:
    Notional amount                   $   65,000         $   45,000         $   110,000
    Unrealized losses                        (98)              (137)               (235)
                                     ===================================================

         In addition to the above derivative contracts, at June 30, 2000 the Company had an obligation to satisfy a mortgage securitization prefund requirement of $67.9 million, which was satisfied in July 2000. There were no such obligations at June 30, 2001 or 1999.

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At June 30, 2001, $203.2 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 8.6% of total debt issued by mortgage loan securitization trusts. In accordance with generally accepted accounting principles, the changes in fair value are recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights is periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. See "--Securitization Accounting Considerations" for further information regarding these assumptions.

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business purpose loans and home equity loans, where permitted by law. Currently, approximately 90-95% of business purpose loans and 85% of home equity loans in the total managed portfolio are subject to prepayment fees.

         The table below outlines the sensitivity of the current fair value of our interest-only strips and servicing rights to 10% and 20% adverse changes in the key assumptions used in determining the fair value of those assets. Our base prepayment, loss and discount rates are described in the table "Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience." (dollars in millions):

Securitized collateral balance                               $2,494.6
Balance sheet carrying value of retained interests           $  501.0
Weighted-average collateral life (in years)                       4.2

Prepay Speed Assumption Sensitivity:
Impact on fair value for 10% adverse change                  $   18.0
Impact on fair value for 20% adverse change                  $   34.3

Loss Rate Assumption Sensitivity:
Impact on fair value for 10% adverse change                  $    2.6
Impact on fair value for 20% adverse change                  $    5.1

Floating Rate Debt Assumption Sensitivity (a):
Impact on fair value for 10% adverse change                  $    2.0
Impact on fair value for 20% adverse change                  $    4.1

Discount Rate Assumption Sensitivity:
Impact on fair value for 10% adverse change                  $   17.0
Impact on fair value for 20% adverse change                  $   35.0

(a) The floating rate bonds are indexed to one-month LIBOR plus a trust specific spread. The base one-month LIBOR rate assumption used in this sensitivity analysis was derived from a forward yield curve.

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

         The residual assets of lease securitizations represent an immaterial portion of the total residual assets and are therefore aggregated with mortgage loans in the above sensitivity analysis.

         Subordinated Debt. We also experience interest rate risk to the extent that as of June 30, 2001 approximately $245.3 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

Liquidity and Capital Resources

         Recent terrorists' attacks in the United States have caused major instability in the U.S. financial markets. These attacks and any response on behalf of the U.S. Government may lead to armed hostilities or to further acts of terrorism in the United States which may cause a further decline in the financial market and may contribute to a further decline in economic conditions. These events may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debentures, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent we experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to effectively hedge our loan portfolio against market interest rate changes which could cause our stock price to decline. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired.

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

         As the servicer of securitized loans and leases we are obligated to advance funds in some circumstances which may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans and leases. When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization trust, we are required to advance interest for the delinquent loans if we deem that the advances will be ultimately recoverable. These advances require funding from our capital resources, but have priority of repayment from the succeeding month's mortgage loan payments.

         Borrowings against warehouse and credit facilities and sales into off-balance sheet facilities provide the primary funding source for loan originations. Borrowings against warehouse and other credit facilities represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by the loans. The ultimate sale of the loans through securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. See "--Credit Facilities" below for a more detailed description of these facilities.

         Cash flow from operations and the issuance of subordinated debt fund our remaining cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund the growth and to partially fund maturities of subordinated debt. Although we expect negative cash flow from operations to continue in the foreseeable future, we expect that our historical levels of negative cash flow from operations will decline in the future and then become positive. As we expect the rates of growth in our loan production and future securitization levels to decline from prior growth rates, if we manage expenses and realize expected efficiencies in our infrastructure and loan production channels, and if the cash flows from our interest-only strips increase as expected when securitization pools mature and reach targeted overcollateralization levels, we would expect our current level of negative cash flows to decline and then become positive. In addition, the current low interest rate environment may provide an opportunity to reduce the interest rates and extend the maturities offered on our subordinated debt in future periods. There can be no assurances that our projections regarding declining negative cash flow or positive cash flow from operations will ultimately be achieved.

         Even though our operations have expanded during the 2001 fiscal year, negative cash flow from operations has not increased for year ended June 31, 2001 from the prior year. Our cash balances are sufficient to cover approximately 31.1% of the $292.7 million of subordinated debt maturities due within one year. Cash balances were $91.1 million, $69.8 million and $22.4 million at June 30, 2001, 2000 and 1999, respectively.

         As of June 30, 2001, $343.8 million of subordinated debt and other debt was scheduled to mature during the next twelve months. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. We intend to continue to utilize debt financing to fund operations in the future.

         A failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size or pricing in the markets for loans, could have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail loan production activities or sell loans rather than securitize them, thereby having a material adverse effect on our results of operations and financial condition. See "Risk Factor--Since we depend upon the availability of financing to fund our continuing operations, any failure to obtain adequate funding could hurt our profitability."

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

         Subordinated Debt Securities. During fiscal 2001, we sold $147.3 million in principal amount of subordinated debt securities, net of redemptions, with maturities of up to ten years with an average maturity of 19 months. As of June 30, 2001, $538.0 million of subordinated debt was outstanding. We registered $350.0 million of subordinated debt under a registration statement, which was declared effective by the Securities and Exchange Commission on October 30, 2000. As of June 30, 2001, $117.9 million of that debt was available for future issuance. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities and maturities of subordinated debt. We intend to meet our obligation to repay such debt as it matures with cash flow from operations, cash flows from interest-only strips, and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and our operations. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At June 30, 2001, we were in compliance with the terms of all loan covenants.

                                                                                              Amount             Amount
                                                                           Amount          Utilized On-       Utilized Off-
                                                                         Committed         Balance Sheet       Balance Sheet
                                                                         ---------         -------------       -------------
                                                                                          (in thousands)
Revolving credit facilities:
   Mortgage funding facility, expiring June 2002 (a) .................  $  300,000         $       Na           $  27,946
   Warehouse revolving line of credit, expiring March 2002 (b) .......     200,000                 --                  Na
   Warehouse revolving line of credit, expiring January 2002 .........     200,000                 --                  Na
   Warehouse and operating revolving line of credit, expiring
     December 2001 (d) ...............................................      50,000             34,199                  Na
   Warehouse revolving line of credit, expiring February 2002 ........      25,000             11,235                  Na
                                                                        ----------         ----------           ---------
Total revolving credit facilities ....................................     775,000             45,434              27,946
Other credit facilities and notes payable:
   Commercial paper conduit for lease production, maturity
     matches underlying leases (f) ...................................       6,244              5,474                 770
   Other debt ........................................................         156                156                  Na
                                                                        ----------         ----------           ---------
Total credit facilities ..............................................  $  781,400         $   51,064           $  28,716
                                                                        ==========         ==========           =========

Na - not applicable for facility

         (a) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services established a $200.0 million mortgage funding facility which was increased to $300.0 million in June 2001 and expires June 2002. The facility provides for the sale of loans into an off-balance sheet funding facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "--Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.

         (b) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $200.0 million warehouse line of credit with Triple-A One Funding Corp., an affiliate of MBIA Insurance Corporation. The facility expires in March 2002. Interest rates on this facility are based on commercial paper rates plus a margin. Advances under this facility are collateralized by pledged loans.

         (c) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $200.0 million warehouse line of credit with Morgan Stanley Dean Witter Mortgage Capital Inc. The facility expires January 2002. The interest rate on the facility is based on LIBOR plus a margin. Advances under this facility are collateralized by pledged loans.

         (d) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $50.0 million warehouse and operating credit facility with Chase Manhattan Bank which expires December 2001. Interest rates on the advances under this facility are based upon LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans and other collateral related thereto. Advances on this line for operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trust 1998-2 and 1999-2.

         (e) Our subsidiaries, American Business Credit, HomeAmerican Credit and American Business Mortgage Services established a $25.0 million warehouse line of credit facility from Residential Funding Corporation which expires February 2002. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans.

         (f) The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases.

         We lease our corporate headquarters facilities in Bala Cynwyd, Pennsylvania under a five-year operating lease expiring in July 2003 at a minimum annual rental of approximately $2.6 million. We lease additional space in Bala Cynwyd under a five-year lease expiring October 2004 at an annual rental of approximately $0.6 million. We also lease a facility in Roseland, New Jersey under an operating lease expiring July 2003 at an annual rental of $0.8 million. The corporate headquarters and Roseland leases have a renewal provision at an increased annual rental. In addition, branch offices are leased on a short-term basis in various cities throughout the United States. The leases for the branch offices are not material to operations.

Recent Accounting Pronouncements

         Set forth below are recent accounting pronouncements which may have a future effect on operations. The following descriptions of recent pronouncements should be read in conjunction with the significant accounting policies, which have been adopted, that are set forth in Note 1 of the notes to the consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Interest Rate Risk Management" for a discussion of the impact of SFAS No. 133.

         In September 2000, the FASB issued SFAS No. 140, which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140's standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         SFAS No. 140 is effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard in the fourth quarter of fiscal 2001 did not have a material effect on our financial condition or results of operations and is not expected to have a material effect on our financial condition or results of operations in future periods.

         The new standard also requires that we record the obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans whether or not we actually repurchase the loan. Under the terms of our securitization agreements, we as the servicer of the securitized loans, are permitted to repurchase loans which are generally foreclosed or delinquent loans, on a limited basis.

         In July 2000, the Emerging Issues Task Force ("EITF"), a standard-setting group under the Financial Accounting Standards Board ("the FASB"), reached a consensus in EITF 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the recognition of interest income and the measurement of impairment on beneficial interests retained in securitization transactions. If upon evaluation, the retained interest holder determines there is a change in the estimated cash flows from the retained interests, the amount of accretable yield should be recalculated and in certain circumstances, if that change in estimated cash flows is an adverse change, an other than temporary impairment should be considered to have occurred. This accounting guidance is effective for fiscal quarters beginning after March 15, 2001. The new standard is not expected to have a material effect on the Company's financial condition or results of operations.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 establishes standards for how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In addition, SFAS No. 142 requires additional disclosure for goodwill and other intangibles. Under the new standard, amortization of goodwill and intangible assets with an indefinite useful life will be discontinued. After a transitional impairment test, goodwill and intangible assets will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized.

         Because our goodwill will no longer be amortized after the adoption of the new standard, the reported amounts of goodwill will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses, if any, are likely to occur irregularly and in varying amounts. As of June 30, 2001, we performed a transitional impairment test which did not indicate any impairment of goodwill under the provisions of the new standard. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. We plan to adopt the new standard beginning July 1, 2001.

         In April 2000, the FASB issued interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The guidance, among other things, changed the accounting for stock options issued to non-employee directors. Previously, accounting rules required that options issued to non-employees including directors be expensed, based on the fair value of the options at the time the options were granted. The new interpretation allows options granted to directors to be accounted for consistently with those granted to employees if certain conditions are met, and therefore, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. In accordance with the guidance, in fiscal 2001, we recorded $174 thousand as a cumulative effect of a change in accounting principle, which represents the cumulative amount of expense recognized, net of taxes, in prior years for stock options issued to non-employee directors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

         The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management."

Item 8.  Financial Statements
         --------------------

Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   86
Consolidated Balance Sheets as of June 30, 2001 and 2000.................   87
Consolidated Statements of Income for the years ended
         June 30, 2001, 2000 and 1999....................................   88
Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 2001, 2000 and 1999....................................   89
Consolidated Statements of Cash Flow for the years ended
         June 30, 2001, 2000 and 1999....................................   90
Notes to Financial Statements............................................   92

Report of Independent Certified Public Accountants



American Business Financial Services, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of American Business Financial Services, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income and stockholders' equity, and cash flow for each of the years in the three-year period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flow for each of the years in the three-year period ended June 30, 2001 in conformity with generally accepted accounting principles.


/s/ BDO Seidman LLP

BDO Seidman LLP
Philadelphia, Pennsylvania
September 21, 2001

           American Business Financial Services, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                June 30,
                                                                                        2001              2000
                                                                                    -----------------------------
                                                                                    (dollar amounts in thousands)
Assets
Cash and cash equivalents                                                           $  91,092           $  69,751
Loan and lease receivables, net
    Available for sale                                                                 83,241              45,746
    Interest, fees and other                                                           16,549              13,002
Interest - only strips (includes the fair value of overcollateralization
    related cash flows of $183,087 and $133,755 at June 30, 2001 and 2000)            398,519             277,872
Servicing rights                                                                      102,437              74,919
Receivable for sold loans and leases                                                   14,157              51,283
Prepaid expenses                                                                        3,457               2,209
Property and equipment, net                                                            20,750              17,756
Other assets                                                                           36,285              41,744
                                                                                    -----------------------------
Total assets                                                                        $ 766,487           $ 594,282
                                                                                    =============================

Liabilities
Subordinated debt                                                                   $ 537,950           $ 390,676
Warehouse lines and other notes payable                                                51,064              50,842
Accounts payable and accrued expenses                                                  41,023              31,496
Deferred income taxes                                                                  30,954              22,773
Other liabilities                                                                      38,634              36,380
                                                                                    -----------------------------
Total liabilities                                                                     699,625             532,167
                                                                                    -----------------------------

Stockholders' equity
Preferred stock, par value $.001, authorized, 1,000,000 shares;
    Issued and outstanding, none                                                           --                  --
Common stock, par value $.001, authorized, 9,000,000 shares, issued: 3,645,092 shares in 2001 and 3,642,592 shares in 2000
    (including Treasury shares of 946,378 in 2001 and 318,918 in 2000)                      4                   4
Additional paid-in capital                                                             23,984              24,291
Accumulated other comprehensive income                                                 10,337               5,458
Retained earnings                                                                      43,922              36,850
Treasury stock at cost                                                                (10,785)             (3,888)
                                                                                    -----------------------------
                                                                                       67,462              62,715
Note receivable                                                                          (600)               (600)
                                                                                    -----------------------------
Total stockholders' equity                                                             66,862              62,115
                                                                                    -----------------------------
Total liabilities and stockholders' equity                                          $ 766,487           $ 594,282
                                                                                    =============================


See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                       Year ended June 30,
                                                             2001              2000             1999
                                                         ---------------------------------------------
                                                                   (dollar amounts in thousands
                                                                      except per share data)
Revenues
Gain on sale of loans and leases                         $   128,978       $   90,380       $   64,490
Interest and fees                                             22,582           19,400           16,553
Interest accretion on interest-only strips                    26,069           16,616            2,021
Servicing income                                               5,700            4,239            3,321
Other income                                                       7               11               39
                                                         ---------------------------------------------
Total revenues                                               183,336          130,646           86,424
                                                         ---------------------------------------------

Expenses
Interest                                                      56,547           38,122           22,427
Provision for credit losses                                    5,190            2,045              928
Employee related costs                                        28,897           12,847            5,318
Sales and marketing                                           24,947           25,336           21,859
General and administrative                                    54,570           29,331           14,041
Interest-only strips fair value adjustment                        --           12,603               --
                                                         ---------------------------------------------
Total expenses                                               170,151          120,284           64,573
                                                         ---------------------------------------------
Income before provision for income taxes                      13,185           10,362           21,851
Provision for income taxes                                     5,274            3,938            7,763
                                                         ---------------------------------------------
Income before cumulative effect of a change in
    accounting principle                                       7,911            6,424           14,088
Cumulative effect of a change in accounting principle            174               --               --
                                                         ---------------------------------------------
Net income                                               $     8,085       $    6,424       $   14,088
                                                         =============================================
Earnings per common share
Income before cumulative effect of a change in
    accounting principle:
        Basic                                            $     2.52        $    1.88        $    3.83
        Diluted                                          $     2.46        $    1.83        $    3.72
Net income:
    Basic                                                $     2.58        $    1.88        $    3.83
    Diluted                                              $     2.52        $    1.83        $    3.72
Average common shares (in thousands)
    Basic                                                      3,138            3,424            3,682
    Diluted                                                    3,211            3,509            3,791


See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                              ---------------------------------------------------------------------------
                                                                                                             Accumulated
                                                      Number of                            Additional           Other
                                                        Shares                              Paid-In        Comprehensive
                                                      Outstanding           Amount          Capital             Income
                                              ---------------------------------------------------------------------------
                                                                           (dollar amounts in thousands)
Balance, June 30, 1998                                   3,700           $      3          $ 23,256           $     --
Comprehensive income:
    Net income                                              --                 --                --                 --
    Unrealized gains on interest-only strips                --                 --                --              3,354
                                           ---------------------------------------------------------------------------
 Total comprehensive income                                 --                 --                --              3,354
Issuance of non-employee stock options                      --                 --                73                 --
Exercise of stock options                                    4                 --                10                 --
Cash dividends ($0.165 per share)                           --                 --                --                 --
Repurchase of treasury shares                             (117)                --                --                 --
                                           ---------------------------------------------------------------------------
Balance, June 30, 1999                                   3,587                  3            23,339              3,354
Comprehensive income:
    Net income                                              --                 --                --                 --
    Unrealized gains on interest-only strips                --                 --                --              2,104
                                           ---------------------------------------------------------------------------
Total comprehensive income                                  --                 --                --              2,104
Issuance of non-employee stock options                      --                 --               130                 --
Exercise of stock options                                   64                  1               218                 --
Cash dividends ($0.30 per share)                            --                 --                --                 --
Repurchase of treasury shares                             (327)                --                --                 --
Stock dividend (5% of outstanding shares)
     Issuance of treasury shares                            --                 --                --                 --
     Issuance of new shares                                 --                 --               604                 --
                                           ---------------------------------------------------------------------------
Balance, June 30, 2000                                   3,324                  4            24,291              5,458
Comprehensive income:
    Net income                                              --                 --                --                 --
    Unrealized gains on interest-only strips                --                 --                --              4,879
                                           ---------------------------------------------------------------------------
Total comprehensive income                                  --                 --                --              4,879
                                           ---------------------------------------------------------------------------
Issuance of non-employee stock options                      --                 --              (333)                --
Cash dividends ($0.32 per share)                            --                 --                --                 --
Repurchase of treasury shares                             (627)                --                --                 --
Issuance of new shares                                       2                 --                26                 --
                                           ---------------------------------------------------------------------------
Balance, June 30, 2001                                   2,699           $      4          $ 23,984           $ 10,337
                                           ===========================================================================

[RESTUBBED TABLE]

                                              ------------------------------------------------------------------------

                                                                                                              Total
                                                     Retained            Treasury              Note       Stockholders'
                                                     Earnings              Stock             Receivable       Equity
                                              ------------------------------------------------------------------------
                                                                      (dollar amounts in thousands)
Balance, June 30, 1998                                $ 20,083           $     --           $   (600)          $ 42,742
Comprehensive income:
    Net income                                          14,088                 --                 --             14,088
    Unrealized gains on interest-only strips                --                 --                 --              3,354
                                               ------------------------------------------------------------------------
 Total comprehensive income                             14,088                 --                 --             17,442
Issuance of non-employee stock options                      --                 --                 --                 73
Exercise of stock options                                   --                 --                 --                 10
Cash dividends ($0.165 per share)                         (575)                --                 --               (575)
Repurchase of treasury shares                               --             (1,446)                --             (1,446)
                                               ------------------------------------------------------------------------
Balance, June 30, 1999                                  33,596             (1,446)              (600)            58,246
Comprehensive income:
    Net income                                           6,424                 --                 --              6,424
    Unrealized gains on interest-only strips                --                 --                 --              2,104
                                               ------------------------------------------------------------------------
Total comprehensive income                               6,424                 --                 --              8,528
Issuance of non-employee stock options                      --                 --                 --                130
Exercise of stock options                                   --                 --                 --                219
Cash dividends ($0.30 per share)                        (1,014)                --                 --             (1,014)
Repurchase of treasury shares                               --             (3,994)                --             (3,994)
Stock dividend (5% of outstanding shares)
     Issuance of treasury shares                            --              1,552                 --              1,552
     Issuance of new shares                             (2,156)                --                 --             (1,552)
                                               ------------------------------------------------------------------------
Balance, June 30, 2000                                  36,850             (3,888)              (600)            62,115
Comprehensive income:
    Net income                                           8,085                 --                 --              8,085
    Unrealized gains on interest-only strips                --                 --                 --              4,879
                                               ------------------------------------------------------------------------
Total comprehensive income                               8,085                 --                 --             12,964
                                               ------------------------------------------------------------------------
Issuance of non-employee stock options                      --                 --                 --               (333)
Cash dividends ($0.32 per share)                        (1,013)                --                 --             (1,013)
Repurchase of treasury shares                               --             (6,897)                --             (6,897)
Issuance of new shares                                      --                 --                 --                 26
                                               ------------------------------------------------------------------------
Balance, June 30, 2001                                $ 43,922           $(10,785)          $   (600)          $ 66,862
                                               ========================================================================

See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                                                       Year ended June 30,
                                                             2001              2000             1999
                                                       -----------------------------------------------------
                                                                  (dollar amounts in thousands)
Cash flows from operating activities
Net income                                                $      8,085      $      6,424     $     14,088
Adjustments to reconcile net income to net cash used
    in operating activities:
       Gain on sales of loans and leases                      (128,978)          (90,380)         (64,490)
       Depreciation and amortization                            30,434            21,452           10,826
       Interest accretion on interest-only strips              (26,069)          (16,616)          (2,021)
       Interest-only strips fair value adjustment                    -            12,603                -
       Provision for credit losses                               5,190             2,045              928
       Net charge-offs                                          (3,999)           (1,458)          (1,107)
Loans and leases originated for sale                        (1,256,090)       (1,174,518)        (918,477)
Proceeds from sale of loans and leases                       1,218,370         1,112,686          812,454
Principal payments on loans and leases                           7,658             9,686            9,200
Increase in accrued interest and fees on loan and
    lease receivables                                           (3,547)           (6,139)          (2,767)
Required purchases of initial overcollateralization
    on securitized loans and leases                                  -           (11,232)          (4,825)
Required purchase of additional overcollateralization
    for securitized loans and leases                           (43,945)          (29,925)         (16,682)
Cash flow from interest-only strips                             82,905            49,508           32,927
(Increase) decrease in prepaid expenses                         (1,248)             (538)             901
Increase in accounts payable and accrued expenses                9,527             4,670           11,465
Increase in deferred income taxes                                4,930             6,169            5,539
(Decrease) increase in loans in process                         (4,012)           10,484           11,484
Other, net                                                      11,184             4,565            5,729
                                                       -----------------------------------------------------
Net cash used in operating activities                          (89,605)          (90,514)         (94,828)
                                                       -----------------------------------------------------

Cash flows from investing activities
Purchase of property and equipment                              (9,210)          (11,523)          (5,819)
Proceeds from sale of property and equipment                         -                 -              684
Purchase of investments                                              -              (713)               -
Principal receipts and maturity of investments                     751                32            3,428
                                                       -----------------------------------------------------
Net cash used in investing activities                           (8,459)          (12,204)          (1,707)
                                                       -----------------------------------------------------


           American Business Financial Services, Inc. and Subsidiaries

                                                                       Year ended June 30,
                                                              2001              2000             1999
                                                       -----------------------------------------------------
                                                                  (dollar amounts in thousands)
Cash flows from financing activities
Proceeds from issuance of subordinated debentures         $    217,694      $    254,281     $    161,725
Principal payments on subordinated debentures                  (86,446)          (86,567)         (70,636)
Net proceeds from (borrowings on) revolving lines of
    credit                                                       8,095           (14,153)          25,241
Borrowings, lease funding facility                                   -            12,294                -
Principal payments, lease funding facility                      (3,866)           (2,955)               -
(Principal payments on) proceeds from repurchase
    agreement                                                   (3,605)           (1,072)           4,677
Principal payments on notes payable, other                        (402)           (1,963)          (1,566)
Financing costs incurred                                        (4,155)           (5,002)          (2,986)
Exercise of employee stock options                                   -               219               10
Cash dividends paid                                             (1,013)           (1,014)            (575)
Purchase of treasury stock                                      (6,897)           (3,994)          (1,446)
                                                       -----------------------------------------------------
Net cash provided by financing activities                      119,405           150,074          114,444
                                                       -----------------------------------------------------

Net increase in cash and cash equivalents                       21,341            47,356           17,909
Cash and cash equivalents at beginning of year                  69,751            22,395            4,486
                                                       -----------------------------------------------------
Cash and cash equivalents at end of year                  $     91,092      $     69,751     $     22,395
                                                       =====================================================

Supplemental disclosures of cash flow information:
Cash paid (net refunds received) during
    the year for:
       Interest                                           $     25,620      $     17,767     $     12,268
       Income taxes                                       $        662      $       (469)    $      3,750

Supplemental disclosure of noncash financing activity:
Noncash transaction recorded in connection with
    acquisition of subsidiary
Decrease in acquisition debt                              $          -      $       (457)    $     (1,001)
Decrease in loan and lease receivables                    $          -      $        457     $      1,001


See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                          Notes to Financial Statements



                                  June 30, 2001


1. Summary of Significant Accounting Policies

Business

American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a diversified financial service organization operating throughout the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets, mortgage and home equity loans, typically to credit impaired borrowers secured by first and second mortgages. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used to fund loan originations and the Company's operations.

Prior to January 1, 2001, the Company originated conventional first mortgage loans, which were sold in the secondary market. Effective January 1, 2001 the Company de-emphasized this business as a result of its strategy of focusing on its most profitable lines of business, however, the Company may from time to time consider originating conventional first mortgage loans on a limited basis in the future.

Effective December 31, 1999 the Company de-emphasized and subsequent to this date, discontinued the equipment leasing origination business as a result of its strategy of focusing on its most profitable lines of business.

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

           American Business Financial Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

The Company has historically experienced negative cash flow from operations since 1996 primarily because its business strategy of selling loans through securitization does not generate cash flow immediately. The Company expects this negative cash flow from operations to continue in the foreseeable future. If the Company continues to experience negative cash flows from operations, its ability to make principal and interest payments due under the terms of the subordinated debentures could be impaired. At June 30, 2001, there were approximately $292.7 million of subordinated debentures which will mature through June 30, 2002.

The Company obtains the funds to repay the subordinated debentures at their maturities by securitizing loans, selling whole loans and selling additional subordinated debentures. The Company could, in the future, generate cash flows by securitizing, selling, or borrowing against its interest-only strips and selling servicing rights generated in past securitizations. If the Company is unable in the future to securitize loans, to sell whole loans, or to realize cash flows from interest-only strips and servicing rights generated in past securitizations, its ability to repay the subordinated debentures could be impaired.

In the event the Company was for any reason prohibited from offering additional subordinated debentures, the Company has developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on the Company's current cash flow projections, the Company anticipates being able to make all scheduled subordinated maturities and vendor payments.

The contingent financial restructuring plan is based on actions that the Company would take to reduce its operating expenses and conserve cash. These actions would include reducing capital expenditures, transitioning from securitizing the majority of loans originated to selling those loans on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and scaling back the development of new business distribution channels and less profitable businesses.

           American Business Financial Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of ABFS and its subsidiaries (all of which are wholly owned). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, among other things, estimated prepayment, credit loss and discount rates on interest-only strips and servicing rights, estimated servicing revenues and costs, valuation of real estate owned, the net recoverable value of interest and fee receivables and determination of the allowance for credit losses.

Certain prior period financial statement balances have been reclassified to conform to current period presentation. All outstanding share, average common share, earnings per common share and stock option amounts reported as of June 30, 1999 have been retroactively adjusted to reflect the effect of a 5% stock dividend declared August 18, 1999. See Note 10 for further description.

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

           American Business Financial Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses

The Company's allowance for credit losses on available for sale loans and leases is maintained to account for loans and leases that are delinquent and are expected to be ineligible for sale into a securitization as well as to account for estimates for credit losses on loans and leases that are current. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral considerations.

Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan and lease charge-offs reduce the allowance.

Loan and Lease Origination Costs and Fees

Direct loan and lease origination costs and loan fees such as points and other closing fees are recorded as an adjustment to the cost basis of the related loan and lease receivable. This asset is recognized in the Consolidated Statement of Income, in the case of loans, as an adjustment to the gain on sale recorded at the time the loans are securitized, or in the case of leases, are recognized as amortization expense over the term of the leases.

Interest-Only Strips

The Company sells a majority of its originated loans and has in the past sold leases through securitizations. In connection with these securitizations, the Company receives cash and an interest-only strip which represents our retained interest in the securitized loans and leases. As a holder of the interest-only strips, the Company is entitled to receive certain excess (or residual) cash flows and overcollateralization cash flows, which are derived from payments made to the trust from the securitized loans and leases after deducting payments to investors in the securitization trust and other miscellaneous fees. These cash flows are projected over the life of the loans and leases using certain prepayment and default assumptions. Excess cash flows are retained by the trust until certain overcollateralization levels are established. The overcollateralization is the excess of the aggregate principal balances of loans and leases in a securitized pool over investor

           American Business Financial Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

interests. The overcollateralization serves as credit enhancement for the investors. The securitization trusts and its investors have no recourse to other assets of the Company for failure of the securitized loans and leases to pay when due.

The fair values of the excess and overcollateralization cash flows are estimated based on a discounted cash flow analysis, and are recorded by the Company at the time loans and leases are securitized. Cash flows are discounted from the date the cash is expected to be available to the Company (the "cash-out method"). Cash flows are discounted at rates management believes are commensurate with the risks involved in the Company's securitization assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitization Accounting Considerations" for further discussion of how the discount rates are determined.

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

Servicing Rights

When loans or leases are sold through a securitization, the servicing on the loans or leases is retained and we capitalize the benefit associated with the rights to service securitized loans and leases. The amount of servicing rights to be capitalized is calculated by allocating their relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 to 70 basis points which are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. Prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us as servicer as payments are collected from the borrowers.

Fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation for servicing. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the

           American Business Financial Services, Inc. and Subsidiaries interest-only strips retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value. The servicing rights are stratified by loan type (business, home equity loan or lease) which is the predominant risk characteristic of the underlying financial asset. Impairment, if any, is measured by strata. The assumptions for prepayment and default rates used in updating the projection of the fair value of servicing rights are monitored against actual experience and adjusted if warranted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitization Accounting Considerations" for more information regarding these assumptions and actual experience.

Prepaid Assets

Prepaid assets are comprised mainly of amounts paid for insurance coverage and printed marketing materials and customer lists, which have not yet been utilized. Costs for printed materials and customer lists are expensed as they are utilized. Other marketing and advertising costs are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets ranging from 3 to 15 years.

Financing Costs and Amortization

Financing costs incurred in connection with public offerings of subordinated debt securities are recorded in other assets and are amortized over the term of the related debt.

Investments Held to Maturity

Investments classified as held to maturity recorded in other assets consist of asset-backed securities that the Company has the positive intent and ability to hold to maturity. These investments are stated at amortized cost.

           American Business Financial Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Real Estate Owned

Property acquired by foreclosure or in settlement of loan and lease receivables is recorded in other assets, and is carried at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

Goodwill

Goodwill is recorded in other assets and represents the excess of cost over the fair value of the net assets acquired from the Company's 1997 acquisition of New Jersey Mortgage and Investment Corp. (now known as American Business Mortgage Services, Inc.) Goodwill is amortized on a straight-line basis over the expected period of benefit, which approximates 15 years. Periodically the Company performs a review for events or changes in circumstances that may indicate that the carrying amount of goodwill might exceed the fair value, which would require an adjustment, for impairment, to the goodwill balance. The Company utilizes estimated future cash flows of purchased subsidiary compared to the carrying value of the subsidiary including goodwill to determine if impairment exists. At June 30, 2001 no goodwill impairment existed.

Revenue Recognition

The Company derives its revenue principally from gain on sale of loans and leases, interest accretion on interest-only strips, interest and fee income on loans and leases, and servicing income.

Gains on sales of loans and leases through securitizations represent the difference between the net proceeds to the Company, including retained interests in the securitization, and the allocated cost of loans or leases securitized. The allocated cost of loans or leases securitized is determined by allocating their net carrying value between the loans or leases, the interest-only strips and the servicing rights retained by the Company based upon their relative fair values.

Interest accretion on interest-only strips represents the yield component of cash flows received on interest-only strips. The basis for recognizing interest accretion on interest-only strips is the prospective approach. Periodically, the Company updates estimates of

           American Business Financial Services, Inc. and Subsidiaries residual cash flow from its securitizations. When it is probable that there is a favorable or unfavorable change in estimated residual cash flow from the cash flow previously projected, the Company prospectively adjusts the estimated interest accretion earned by the securitization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended June 30, 2001 Compared to Year Ended June 30, 2000" for additional discussion of interest accretion.

Interest and fee income consists of interest earned on loans and leases while held in the Company's portfolio, premiums earned on loans sold with servicing released and other ancillary fees collected in connection with loan and lease origination. Interest income is recognized based on the simple interest or scheduled interest method depending on the original structure of the loan. Accrual of interest income is suspended when the receivable is contractually delinquent for 90 days or more. The accrual is resumed when the receivable becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review will cause earlier suspension if collection is doubtful. Premiums earned on loans sold with servicing released, referred to as whole loan sales, are the difference between the net proceeds from the sale and the loans net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees.

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

These strategies include the utilization of derivative financial instruments such as futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the

           American Business Financial Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of residual interests in mortgage loans in the Company's conduit facilities, which we would expect to be included in a permanent securitization at a future date. The mortgage loans, loan commitments and mortgage loans underlying the residual interests in the conduit facilities consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above Eurodollar or interest rate swap yield curves with a three-year maturity. The Company hedges potential rate changes in the Eurodollar or interest rate swap yield curves with futures contracts or forward sales contracts on a similar underlying security. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we have received on the subsequent securitizations. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. Fair value of derivative financial instruments is based on quoted market prices. Fair value of the items hedged is based on current pricing of these assets in a securitization. Cash flow related to hedging activities is reported as it occurs. Gains and losses on terminated contracts are recognized when the termination occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the contract would be recognized as an adjustment to income in the period incurred. See Footnote 17 for further discussion of the Company's use of derivative financial instruments.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.

Under the asset and liability method used by the Company to provide for income taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities.

           American Business Financial Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("the FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Investments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Interest Rate Risk Management" for a discussion of the impact of SFAS No. 133.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, which had the same title. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140's standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

SFAS No. 140 is effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard in the fourth quarter of fiscal 2001 did not have a material effect on the Company's financial condition or results of operations and is not expected to have a material effect on the Company's financial condition or results of operations in future periods. However, the new standard requires that we record the obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans whether or not we actually repurchase the loan.

In July 2000, the Emerging Issues Task Force ("EITF"), a standard-setting group under the Financial Accounting Standards Board, reached a consensus in EITF 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained

           American Business Financial Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

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

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 establishes standards for how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In addition, SFAS No. 142 requires additional disclosure for goodwill and other intangibles. Under the new standard, amortization of goodwill and intangible assets with an indefinite useful life will be discontinued. After a transitional impairment test, goodwill and intangible assets will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized.

Because the Company's goodwill will no longer be amortized after the adoption of the new standard, the reported amounts of goodwill will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses, if any, are likely to occur irregularly and in varying amounts. As of June 30, 2001, the Company performed a transitional impairment test which did not indicate impairment of goodwill under the provisions of the new standard. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company plans to adopt the new standard beginning July 1, 2001.

In April 2000, the FASB released interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The guidance, among other things, changed the accounting for stock options issued to non-employee directors. Previously, accounting rules required that options issued to non-employees including directors be expensed, based on the fair value of the options, at the time the options were granted. The new interpretation allows options granted to directors to be accounted for consistently with those granted to employees if certain conditions are met, and therefore, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. In accordance with the guidance, in fiscal 2001, the Company recorded $174 thousand as a cumulative effect of a change in accounting principle, which represents the cumulative amount of expense recognized in prior years for stock options issued to non-employee directors.

           American Business Financial Services, Inc. and Subsidiaries

2. Loan and Lease Receivables

Loan and lease receivables - available for sale were comprised of the following (in thousands):

                                                                    June 30,
                                                            2001                2000
                                                     ---------------------------------------
Real estate secured loans                              $   71,266             $   28,203
Leases (net of unearned income of
    $1,324 and $2,503)                                     14,455                 18,832
                                                     ---------------------------------------

                                                           85,721                 47,035
Less: allowance for credit losses on loan and lease
    receivables available for sale                          2,480                  1,289
                                                     ---------------------------------------
                                                       $   83,241             $   45,746
                                                     =======================================

Real estate secured loans have contractual maturities of up to 30 years.

At June 30, 2001 and 2000, the accrual of interest income was suspended on real estate secured loans of $4.5 million and $4.3 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

           American Business Financial Services, Inc. and Subsidiaries

3. Allowance for Credit Losses

The activity for the allowance of credit losses is summarized as follows (in thousands):

                                                          Year ended June 30,
                                              2001              2000              1999
                                        -----------------------------------------------------
Balance at beginning of year              $   1,289         $     702          $     881
Provision for credit losses:
     Business purpose loans                   1,503               660                278
     Home equity loans                        2,600               350                296
     Equipment leases                         1,087             1,035                354
                                        -----------------------------------------------------
Total provision                               5,190             2,045                928
                                        -----------------------------------------------------
Charge-offs, net of recoveries:
     Business purpose loans                  (1,374)             (225)              (301)
     Home equity loans                       (1,634)              (85)              (486)
     Equipment leases                          (991)           (1,148)              (320)
                                        -----------------------------------------------------
Total charge-offs, net                       (3,999)           (1,458)            (1,107)
                                        -----------------------------------------------------

Balance at end of year                    $   2,480         $   1,289          $     702
                                        =====================================================

Ratio of losses in the portfolio
    during the period to the average
    managed portfolio (a)                     0.53%             0.31%              0.12%
Ratio of allowance to gross
    receivables                               2.89%             2.84%              2.04%


(a) The average managed portfolio includes loans and leases we hold as available for sale and securitized loans and leases we service for others. See Note 6 for detail of the total managed portfolio.

Recoveries of loans and leases previously charged-off were $434 thousand, $53 thousand and $3 thousand during the years ended June 30, 2001, 2000 and 1999, respectively.

While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loans' outstanding contractual balance. We elect

           American Business Financial Services, Inc. and Subsidiaries

3. Allowance for Credit Losses (continued)

to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flows from securitization trusts. The related charge-offs on these repurchased loans are included in our provision for credit losses in the period of charge-off.

The following table summarizes the principal balances of loans repurchased from securitization trusts (in thousands):

                                                          Year ended June 30,
                                                  2001            2000            1999
                                             ------------------------------------------------
Business loans                                 $  4,501        $  4,118        $     74
Home equity loans                                10,549           4,710           1,272
                                             ------------------------------------------------
Total                                          $ 15,050        $  8,828        $  1,346
                                             ================================================

Number of loans repurchased                         154              81              19
                                             ================================================


           American Business Financial Services, Inc. and Subsidiaries

4. Securitizations

The following schedule details loan and lease securitizations (dollars in millions):

                                                           Year ended June 30,
                                                  2001            2000            1999
                                             ------------------------------------------------
Loans and leases securitized:
    Business loans                             $   109.9      $   104.5       $    71.9
    Home equity loans                              992.2          887.9           613.0
    Equipment leases                                  --            9.3            92.6
                                             ------------------------------------------------
                                               $ 1,102.1      $ 1,001.7       $   777.5
                                             ================================================

Number of term securitizations:
    Business and home equity loans                     4              4               4
    Equipment leases                                  --              1               2

Cash proceeds:
    Business and home equity loans             $ 1,113.8      $   993.0       $   685.0
    Equipment leases                                  --           10.0            91.1

Gains:
    Business and home equity loans             $   129.0      $    90.2       $    61.9
    Equipment leases                                  --            0.2             2.6
                                             ------------------------------------------------
                                               $   129.0      $    90.4       $    64.5
                                             ================================================

The table below summarizes certain cash flows received from and paid to securitization trusts for the year ended June 30, 2001 ($ in millions):

       Proceeds from new securitizations                          $1,113.8
       Contractual servicing fees received                            25.6
       Other cash flows received on retained interests (a)            36.2
       Purchases of delinquent or foreclosed assets                  (15.1)
       Servicing advances                                             (5.2)
       Repayments of servicing advances                                2.8

       (a) Amount is net of required purchases of additional overcollateralization.

           American Business Financial Services, Inc. and Subsidiaries

4. Securitizations (continued)

The Company's securitizations involve a two-step transfer that qualified for sale accounting under SFAS No. 125 and also qualify under SFAS No. 140. First, the Company sells the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and leases. Next, the special purpose entity then sells the loans and leases to a qualified special purpose entity ("the Trust"), transferring title of the loans and isolating those assets from the Company. Finally, the Trust issues certificates to investors to raise the cash purchase price, collects proceeds on behalf of the certificate holders, distributes proceeds and has a distinct legal standing from the Company.

In July 2000, the Company established a $200.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility with UBS Warburg. This facility was increased to $300 million in June 2001. Sales into the off-balance sheet conduit facility involves a two-step transfer that qualified for sale accounting under Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and with the June 2001 amendment, qualifies under SFAS No. 140, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." First, the Company sells the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. The Company has no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility can be directed by the sponsor to dispose of the loans, typically this has been accomplished by re-securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from the Company; and, as a result, transfers to the conduit facility are treated as sales for financial reporting purposes. As of June 30, 2001, there were $28.1 million in principal amount of loans in the Warburg conduit facility.

Prior to March 2001, we had an arrangement with a warehouse lender, which included an off-balance sheet facility. The sale into this off-balance sheet conduit facility involved a two step transfer that also qualified for sale accounting under SFAS No. 125. The Company terminated this facility in March 2001.

           American Business Financial Services, Inc. and Subsidiaries

4. Securitizations (continued)

In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value the residual portion of our interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that led to this other than temporary decline in fair value include:

o   Sustained increase in market interest rates;
o Increases in the all-in cost of the Company's mortgage loan trust investor certificates;
o Increases in the Company's cost of funding its interest-only strips, particularly the interest rate paid on subordinated debt; and
o Events and conditions in the mortgage lending industry and the actions by others in that industry.

The write down also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitization Accounting Considerations" for a discussion of the discount rate and prepayment assumptions. See "Interest Rate Risk Management - Interest-only Strips and Servicing Rights" for a discussion of the impact of one-month LIBOR. The write down reduced net income by $7.8 million and reduced diluted earnings per share by $2.23.

Information regarding the initial and current assumptions applied in determining the fair values of our mortgage and lease related interest-only strips and servicing rights are detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitization Accounting Considerations."

           American Business Financial Services, Inc. and Subsidiaries

4. Securitizations (continued)

Information regarding the sensitivity of the current fair value of interest-only strips and servicing rights to adverse changes in the key assumptions used to value these assets is detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management, Interest-Only Strips and Servicing Rights."

5. Interest-Only Strips

Interest-only strips were comprised of the following (in thousands)

                                               June 30,
                                        2001              2000
                                  -----------------------------------

Interest-only strips
    Available for sale             $     395,520     $     273,629
    Trading assets                         2,999             4,243
                                  -----------------------------------
                                   $     398,519     $     277,872
                                  ===================================

Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At June 30, 2001 and 2000, the fair value of overcollateralization related cash flows were $183.1 million and $133.8 million, respectively.

           American Business Financial Services, Inc. and Subsidiaries

5. Interest-Only Strips (continued)

The activity for interest-only strip receivables is summarized as follows (in thousands):

                                                                 Year ended June 30,
                                                               2001               2000
                                                        ---------------------------------------
Balance at beginning of year                              $      277,872     $      178,218
Initial recognition of interest-only strips, including
    initial overcollateralization of $611 and $11,232,
    respectively                                                 125,408            111,714
Required purchases of additional overcollateralization            43,945             29,925
Interest accretion                                                26,069             16,616
Cash flow from interest-only strips                              (82,905)           (49,508)
Net adjustments to fair value                                      8,130              3,510
Other than temporary fair value adjustment                            --            (12,603)
                                                        ---------------------------------------
Balance at end of year                                    $      398,519     $      277,872
                                                        =======================================

In Fiscal 2000, a write down of $12.6 million was recorded on the Company's interest-only strips. See Note 4 - "Securitizations" for further description of the write down.

SFAS No. 134, "Accounting for Mortgage Backed Securities Retained After Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which became effective January 1, 1999, requires that after the securitization of a mortgage loan held for sale, the resulting mortgage-backed security or other retained interests be classified based on the Company's ability and intent to hold or sell the investments. As a result, retained interests previously classified as trading assets, as required by prior accounting principles, have been reclassified to available for sale. The effect of SFAS No. 134 on net income and net income per share in fiscal 1999 was $3.3 million and $0.88, respectively.

           American Business Financial Services, Inc. and Subsidiaries

6. Servicing Rights

The total managed loan and lease portfolio, which includes loans and leases held by the Company as available for sale, and securitized loans and leases we service for others, is as follows (in thousands):

                                                                       June 30,
                                                               2001               2000
                                                        ---------------------------------------
Home equity loans                                         $    2,223,429     $    1,578,038
Business purpose loans                                           300,192            221,546
Equipment leases                                                  65,774            118,956
                                                        ---------------------------------------
                                                          $    2,589,395     $    1,918,540
                                                        =======================================

The activity for the loan and lease servicing rights asset is summarized as follows (in thousands):

                                                                 Year ended June 30,
                                                               2001               2000
                                                        ---------------------------------------
Balance at beginning of year                              $      74,919      $      43,210
Initial recognition of servicing rights                          47,469             44,574
Amortization                                                    (19,951)           (12,181)
Write down                                                           --               (684)
                                                        ---------------------------------------
Balance at end of year                                    $     102,437      $      74,919
                                                        =======================================

Servicing rights are periodically valued by the Company based on the current estimated fair value of the servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitization Accounting Considerations." Impairments, if they occurred, would be recognized in a valuation allowance for each impaired stratum in the period of impairment. To date, our valuation analysis has not indicated any impairment other than the $0.7 million write down recorded in fiscal 2000 and no valuation allowance has been required. At June 30, 2001 and 2000, the periodic valuations supported the carrying value of servicing rights.

           American Business Financial Services, Inc. and Subsidiaries

7. Property and Equipment

Property and equipment is comprised of the following (in thousands):



                                                                       June 30,
                                                               2001               2000
                                                        ---------------------------------------

Computer equipment and software                           $    24,771          $   16,809
Office furniture and equipment                                 10,849              10,119
Leasehold improvements                                          2,985               2,481
                                                        ---------------------------------------
                                                               38,605              29,409
Less accumulated depreciation and
    amortization                                               17,855              11,653
                                                        ---------------------------------------
                                                          $    20,750          $   17,756
                                                        =======================================

Depreciation and amortization expense was $6.2 million, $4.4 million and $2.9 million for the years ended June 30, 2001, 2000 and 1999, respectively.

8. Other Assets and Other Liabilities

Other assets are comprised of the following (in thousands):

                                                                       June 30,
                                                               2001               2000
                                                        ---------------------------------------
Goodwill, net of accumulated amortization of $4,477
    and $3,132                                            $      15,121      $      16,465
Due from securitization trusts for servicing related
    activities                                                    5,430             10,075
Financing costs, debt offerings                                   7,707              6,244
Other                                                             4,760              5,605
Real estate owned                                                 2,322              1,659
Investments held to maturity                                        945                983
Investments available for sale (U.S. Treasury
    Securities)                                                      --                713
                                                        ---------------------------------------
                                                          $      36,285      $      41,744
                                                        =======================================


           American Business Financial Services, Inc. and Subsidiaries

8. Other Assets and Other Liabilities (continued)

Other liabilities are comprised of the following (in thousands):

                                                                       June 30,
                                                               2001               2000
                                                        ---------------------------------------
Commitments to fund closed loans                          $      29,130      $      33,142
Escrow deposits held                                              6,425              3,238
Other                                                             3,079                 --
                                                        ---------------------------------------
                                                          $      38,634      $      36,380
                                                        =======================================


9. Subordinated Debt and Warehouse Lines and Other Notes Payable

Subordinated debt was comprised of the following (in thousands):

                                                                       June 30,
                                                               2001               2000
                                                        ---------------------------------------
Subordinated debentures (a)                               $     524,003      $     379,836
Subordinated debentures - money market notes (b)                 13,947             10,840
                                                        ---------------------------------------
Total subordinated debentures                             $     537,950      $     390,676
                                                        =======================================

           American Business Financial Services, Inc. and Subsidiaries

9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                                 June 30,
                                                                          2001             2000
                                                                     ----------------------------------
                                                                              (in thousands)
Warehouse and operating revolving line of credit (c)                  $   34,199          $       --
Warehouse revolving line of credit (d)                                    11,235               3,861
Warehouse revolving line of credit (e)                                        --                 250
Warehouse revolving line of credit (f)                                        --              28,229
Revolving line of credit (g)                                                  --               5,000
Repurchase agreement (h)                                                      --               3,606
Lease funding facility (i)                                                 5,474               9,339
Other debt                                                                   156                 557
                                                                     ----------------------------------
Total warehouse lines and other notes payable                         $   51,064          $   50,842
                                                                     ==================================

(a) Subordinated debentures due July 2001 through June 2011, interest rates ranging from 6.85% to 13.50%; subordinated to all of the Company's senior indebtedness.
(b) Subordinated debentures-money market notes due upon demand, interest rate at 6.15%; subordinated to all of the Company's senior indebtedness.
(c) $50 million warehouse and operating revolving line of credit expiring December 2001, interest rates ranging from LIBOR plus 1.5% to LIBOR plus 2.0%, collateralized by certain loan receivables and certain interest-only strips from securitization trusts. At any time the amount drawn for operating purposes is limited to $5 million.
(d) $25 million warehouse revolving line of credit expiring February 2002, interest rate of LIBOR plus 1.75%, collateralized by certain loan receivables.
(e) $250 million warehouse line of credit terminated March 2001, interest rate of LIBOR plus 1.0%, collateralized by certain loan receivables. The credit facility also provided for the sale of loans into an off-balance sheet facility. See "Management's Discussion and Analysis - Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.
(f) $150 million warehouse revolving line of credit expired October 2000, interest rates ranged from LIBOR plus 1.375% to 2.0%, collateralized by certain loan receivables.
(g) $5 million revolving line of credit expired December 2000, interest rate of LIBOR plus 2.0%, collateralized by certain interests in securitization trusts.

           American Business Financial Services, Inc. and Subsidiaries

9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

(h) Repurchase agreement repaid January 2001, interest rate of LIBOR plus 0.5%, collateralized by certain lease backed securities.
(i) Lease funding facility matures through December 2004, interest rate of LIBOR plus 1.77% collateralized by certain lease receivables.

Warehouse lines and other notes payable were collateralized by $47.5 million of loan and lease receivables and $20.0 million of interest-only strips at June 30, 2001.

In addition to the above the Company had available to it the following credit facilities:

o $200 million revolving line of credit expiring January 2002, interest rate ranges from LIBOR plus 0.95% to 1.15%, fundings to be collateralized by certain loan receivables. This line was unused at June 30, 2001.
o $200 million revolving line of credit expiring March 2002, interest rate of commercial paper rates plus 0.99%, fundings to be collateralized by certain loan receivables. This line was unused at June 30, 2001.
o $300.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility expiring June 2002. See Note 4 for further discussion of the off-balance sheet features of this facility.

Under a registration statement declared effective by the Securities and Exchange Commission on October 30, 2000, we registered $350 million of subordinated debt. As of June 30, 2001, $117.9 million of debt was available for future issuance. The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. There is no limit on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

           American Business Financial Services, Inc. and Subsidiaries

10. Stockholders' Equity

In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of the Company's common stock, which was at the time, and has continued to, trade at below book value. In addition, the Company's consistent earnings growth over the past several years did not result in a corresponding increase in the market value of its common stock. In November 2000, the Board of Directors extended this program through fiscal 2001, and authorized the purchase of up to 20% of our outstanding shares of common stock. In fiscal 2001, the Company repurchased 627,460 shares of common stock, representing 19% of the November 2000 outstanding shares. The cumulative effect of the stock repurchase program was an increase in diluted earnings per share of $0.32 for the year ended June 30, 2001, and $0.06 for the year ended June 30, 2000.

Subsequent to June 30, 2001, the stock repurchase program was completed, and in July 2001 the board of directors extended the program through fiscal 2002 and authorized the purchase of up to 10% of the then outstanding shares which was approximately 2,661,000 shares at that date.

On August 18, 1999, the Company's Board of Directors declared a 5% stock dividend to be paid on September 27, 1999 to shareholders of record on September 3, 1999. In addition the Board resolved that all outstanding stock options would be adjusted for the dividend. Accordingly, all outstanding shares, earnings per common share, average common share and stock option amounts for fiscal 1999 have been retroactively adjusted to reflect the effect of the stock dividend.

The Company increased its quarterly dividend to $0.08 per share in fiscal 2000. Dividends of $0.32, $0.30 and $0.165 were paid in the years ended June 30, 2001, 2000 and 1999, respectively.

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

           American Business Financial Services, Inc. and Subsidiaries

11. Employee Benefit Plan

The Company has a 401(k) defined contribution plan, which was established in 1995, available to all employees who have been with the Company for one year and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, subject to IRS imposed limitations. The Company, at its discretion, may match up to 25% of the first 5% of salary contributed by the employee, and may match an additional 25% of the first 5% of salary contributed by the employee in Company stock. The Company's contribution was $307 thousand, $304 thousand and $263 thousand for the years ended June 30, 2001, 2000 and 1999, respectively.

12. Stock Option Plans

The Company has stock option plans that provide for the periodic granting of options to key employees and non-employee directors. Options are generally granted to key employees at the market price of the Company's stock on the date of grant and expire five to ten years from date of grant. Options either fully vest when granted or over periods of up to five years. At June 30, 2001, 153,500 shares were available for future grant under the company's stock option plans.

           American Business Financial Services, Inc. and Subsidiaries

12. Stock Option Plans (continued)

A summary of key employee stock option activity for the years ended June 30, 2001, 2000 and 1999 follows. Stock option activity for the years ended June 30, 1999 and 1998 have been retroactively adjusted for the effect of the 5% stock dividend described in Note 10.



                                                                             Weighted-Average
                                                   Number of Shares           Exercise Price
                                               -----------------------------------------------------
Options outstanding, June 30, 1998                     336,000                 $   18.10
Options granted                                         14,175                     17.86
Options exercised                                       (3,937)                     2.54
Options canceled                                       (41,475)                    20.48
                                               -----------------------------------------------------
Options outstanding, June 30, 1999                     304,763                     16.74
Options granted                                        225,650                     13.00
Options exercised                                      (41,738)                     2.58
Options canceled                                       (22,575)                    20.79
                                               -----------------------------------------------------
Options outstanding, June 30, 2000                     466,100                     16.00
Options granted                                         67,500                      6.44
Options canceled                                       (75,250)                    19.14
                                               -----------------------------------------------------
Options outstanding, June 30, 2001                     458,350                 $   14.08
                                               =====================================================


The Company also issues stock options to non-employee directors. Options generally are granted to non-employee directors at or above the market price of the stock on the date of grant, fully vest when granted and expire three to ten years after the date of grant.

           American Business Financial Services, Inc. and Subsidiaries

12. Stock Option Plans (continued)

A summary of non-employee director stock option activity under the Director Plan for the three years ended June 30, 2001, 2000 and 1999 follows. Stock option activity for the years ended June 30, 1999 and 1998 have been retroactively adjusted for the effect of the 5% stock dividend described in Note 10.



                                                                               Weighted-Average
                                                     Number of Shares           Exercise Price
                                               -----------------------------------------------------
Options outstanding, June 30, 1998                       136,500               $      9.30
Options granted                                           21,000                     14.29
                                               -----------------------------------------------------
Options outstanding, June 30, 1999                       157,500                      9.97
Options granted                                           40,000                     13.00
Options exercised                                        (22,500)                     5.00
                                               -----------------------------------------------------
Options outstanding, June 30, 2000                       175,000                     11.43
Options granted                                           40,000                      6.38
Options canceled                                         (21,000)                    22.14
                                               -----------------------------------------------------
Options outstanding, June 30, 2001                       194,000              $       9.23
                                               =====================================================


           American Business Financial Services, Inc. and Subsidiaries

12. Stock Option Plans (continued)

The Company accounts for stock options issued under these plans using the intrinsic value method, and, accordingly, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. Had the Company accounted for stock options granted under these plans using the fair value method, pro forma net income and earnings per share would have been as follows (in thousands except per share amounts):

                                                             June 30,
                                            2001               2000               1999
                                     ----------------------------------------------------------

Net income
    As reported                           $    8,085       $    6,424          $   14,088
    Pro forma                                  8,168            6,161              13,811

Earnings per share - basic
    As reported                           $     2.58       $     1.88          $     3.83
    Pro forma                                   2.60             1.80                3.75

Earnings per share -diluted
    As reported                           $     2.52       $     1.83          $     3.72
    Pro forma                                   2.54             1.75                3.64


The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          June 30,
                                       2001                 2000                 1999
                               ---------------------------------------------------------------
Expected volatility                    40%                  30%                  30%
Expected life                         8 yrs.               8 yrs.             5-10 yrs.
Risk-free interest rate           4.99% - 5.89%        6.12% - 6.70%        4.50% - 5.68%


           American Business Financial Services, Inc. and Subsidiaries

12. Stock Option Plans (continued)

The following tables summarize information about stock options outstanding under these plans at June 30, 2001:

                               Options Outstanding
--------------------------------------------------------------------------------
                                         Weighted
                                         Remaining              Weighted
  Range of Exercise     Number of       Contractual              Average
  Prices of Options       Shares       Life in Years          Exercise Price
--------------------------------------------------------------------------------
  $ 4.76 to 6.81          200,625           5.8                  $   5.63
    13.00                 250,650           7.3                     13.00
    14.29 to 19.05        145,425           4.7                     17.80
    20.83 to 24.76         55,650           6.5                     22.77
                       ---------------------------------------------------------
                          652,350           6.2                  $  12.64
                       =========================================================

                               Options Exercisable
--------------------------------------------------------------------------------
                                         Weighted
                                         Remaining              Weighted
  Range of Exercise     Number of       Contractual              Average
  Prices of Options       Shares       Life in Years          Exercise Price
--------------------------------------------------------------------------------
  $ 4.76 to 6.81          133,625           4.4                  $   5.35
    13.00                  89,630           5.2                     13.00
    14.29 to 19.05        126,840           4.5                     17.62
    20.83 to 24.76         35,490           6.5                     22.79
                       ---------------------------------------------------------
                          385,585           4.8                  $  12.77
                       =========================================================

In April 2000, the FASB released interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The guidance, among other things, changed the accounting for stock options issued to non-employee directors. Previously, accounting rules required that options issued to non-employees including directors be expensed, based on the fair value of the options, at the time the options were granted. The new interpretation allows options granted to directors to be accounted for consistently with those granted to employees if certain conditions are met, and therefore, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. In accordance with the guidance, in fiscal 2001, the Company recorded $174 thousand as a cumulative effect of a change in accounting principle, which represents the cumulative amount of expense recognized in prior years for stock options issued to non-employee directors.

           American Business Financial Services, Inc. and Subsidiaries

13. Income Taxes

The provision for income taxes consists of the following (in thousands):


                                                           Year ended June 30,
                                                2001              2000              1999
                                          -----------------------------------------------------
Current
   Federal                                   $   383           $   935           $ 1,268
   State                                          76                --                --
                                          -----------------------------------------------------
                                                 459               935             1,268
                                          -----------------------------------------------------
Deferred
   Federal                                     4,641             3,003             6,495
   State                                         174                --                --
                                          -----------------------------------------------------
                                               4,815             3,003             6,495
                                          -----------------------------------------------------
Total provision for income taxes            $  5,274           $ 3,938           $ 7,763
                                          =====================================================

Tax benefits from the utilization of net operating loss carryforwards were $3.6 million for the year ended June 30, 2001. There were no tax benefits from the utilization of net operating loss carryforwards in the years ended June 30, 2000 or 1999.

           American Business Financial Services, Inc. and Subsidiaries

13. Income Taxes (continued)

The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of the following (in thousands):


                                                    Year ended June 30,
                                                  2001                2000
                                           ---------------------------------------
Deferred income tax assets:
Allowance for credit losses                   $     867           $   1,575
Net operating loss carryforwards                 39,633              33,657
Other                                             2,353                 125
                                           ---------------------------------------
                                                 42,853              35,357

Less valuation allowance                         20,156              12,121
                                           ---------------------------------------
                                             $   22,697           $  23,236
                                           ---------------------------------------

Deferred income tax liabilities:
Loan and lease origination costs/fees, net   $    1,799           $   1,301
Interest-only strips and other receivables       49,371              41,585
Servicing rights                                  2,481               3,123
                                           ---------------------------------------
                                                 53,651              46,009
                                           ---------------------------------------
Net deferred income tax liability            $   30,954           $  22,773
                                           =======================================


The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

           American Business Financial Services, Inc. and Subsidiaries

13. Income Taxes (continued)

A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows (in thousands):

                                                               Year ended June 30,
                                                     2001              2000             1999
                                               -----------------------------------------------------

Federal income tax at statutory rates            $    4,615        $    3,627        $   7,429
Nondeductible items                                     534               623              528
Other, net                                              125              (312)            (194)
                                               -----------------------------------------------------
                                                 $    5,274        $    3,938        $   7,763
                                               =====================================================


For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $251.9 million available to reduce future state income taxes for various states as of June 30, 2001. If not used, substantially all of the carryforwards will expire at various dates from June 30, 2002 to June 30, 2004.

14. Commitments and Contingencies

Operating Leases

As of June 30, 2001, the Company leases property under noncancelable operating leases requiring minimum annual rentals as follows (in thousands):

          Year ending June 30,                   Amount
                                            ----------------

          2002                                $    4,600
          2003                                     4,366
          2004                                       938
          2005                                       253
          2006                                        --
                                            ----------------
                                              $   10,157
                                            ================

Rent expense for leased property was $5.2 million, $3.6 million, $2.9 million, respectively, for the years ended June 30, 2001, 2000, and 1999.

           American Business Financial Services, Inc. and Subsidiaries

14. Commitments and Contingencies (continued)

Employment Agreements

In January 1997, the Company entered into employment agreements, as amended, with three executives under which they are entitled to an initial annual base compensation of $625 thousand, collectively, automatically adjusted for increases in the Consumer Price Index and may be adjusted for merit increases. The agreements also provide for bonus payments up to 225% of the executive's annual salary under a cash bonus plan established by the Company's Board of Directors. The agreements terminate upon the earlier of: (a) the executive's death, permanent disability, termination of employment for cause, voluntary resignation or 70th birthday; (b) the later of three to five years from any anniversary date of the agreements; or (c) three to five years from the date of notice to the executive of the Company's intention to terminate the agreement. In addition, two of the executives are entitled to a cash payment equal to 299% of the last five years average annual compensation in the event of a "change in control," as defined in the agreement. The remaining executive is entitled to a similar payment but only if he is terminated in connection with a change in control.

The Company has also entered into an employment agreement with another executive under which the executive is entitled to receive an initial annual base compensation of $335 thousand which shall be reviewed annually and may be adjusted for merit increases. The executive is also entitled to participate in the Company's cash bonus plan based upon performance and achievement of specific goals. This agreement terminates upon: (a) the earlier of the executive's death, permanent disability, termination of employment for cause, voluntary resignation (except that no voluntary resignation may occur prior to June 2001) or 70th birthday; or (b) upon notice to the executive of the Company's intention to terminate the agreement without cause in which case the executive will receive a cash payment equal to his annual base salary. This agreement is binding upon any successor of the Company by merger, consolidation, purchase or otherwise. In the event of a change in control, this executive will receive his highest annual salary for the twelve-month period preceding the termination of his employment and his highest annual bonus paid in any of the three fiscal years preceding termination. In addition, this executive is eligible for a cash bonus payment of up to 50% of the executive's annual base compensation at the time of award based upon the executive achieving specific goals and objectives.

The Company has also entered into an employment arrangement with another executive under which the executive is entitled to receive an initial annual base compensation of $275 thousand. In addition, this executive is eligible for a cash bonus payment of up to 50% of the executive's annual base compensation based upon the executive achieving specific goals and objectives.

           American Business Financial Services, Inc. and Subsidiaries

14. Commitments and Contingencies (continued)

Other

Federal, state and local governments have recently begun to consider, and in some instances have adopted, legislation to restrict lenders' ability to charge rates and fees in connection with certain subprime residential mortgage loans and certain loans to borrowers with problem credit. Such legislation also imposes various restrictions, e.g., limits on balloon loan features, offering of insurance products, and restrictions on imposing prepayment fees. Frequently referred to generally as "predatory lending" legislation, such legislation may limit our ability to impose fees, charge interest rates on consumer loans to those borrowers with problem credit and may impose additional regulatory restrictions on our business. The Pennsylvania Attorney General has required the Company to provide information in connection with designated loans made to Pennsylvania customers by our subsidiary, Upland Mortgage. Based on our discussions with representatives of the Attorney General, the Attorney General is examining specific fees charged to Pennsylvania customers of Upland
Mortgage. Upland Mortgage has provided the required additional information to the Attorney General's Office regarding these fees charged during the loan origination process. It is uncertain at this time how or when this matter will be resolved.

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

16. Fair Value of Financial Instruments

No active market exists for certain of the Company's assets and liabilities. Therefore, fair value estimates are based on judgments regarding credit risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rates and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table summarizes the carrying amounts and fair value estimates of financial instruments recorded on the Company's financial statements at June 30, 2001 and 2000 (in thousands):

                                                          June 30, 2001                   June 30, 2000
                                                 Carrying Value    Fair Value     Carrying Value    Fair Value
                                                 -------------------------------  -------------------------------
Assets
Cash and cash equivalents                        $      91,092   $    91,092      $    69,751     $    69,751
Loans and leases available for sale                     83,241        83,565           45,746          46,944
Interest-only strips                                   398,519       398,519          277,872         277,872
Servicing rights                                       102,437       104,747           74,919          75,400
Investments available for sale                              --            --              713             713
Investments held to maturity                               945           983              983             859
Liabilities
Subordinated debt and warehouse lines
   and notes payable                             $     589,014    $  587,986       $  441,518     $   438,433



           American Business Financial Services, Inc. and Subsidiaries

16. Fair Value of Financial Instruments (continued)

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

         Investments held to maturity - Represent mortgage loan backed securities retained in securitizations. Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and credit loss rates of the underlying loans and pass through investment certificate interest rates of current securitizations.

         Subordinated debt and notes payable - The fair value of fixed debt is estimated using the rates currently available to the Company for debt of similar terms.

           American Business Financial Services, Inc. and Subsidiaries

16. Fair Value of Financial Instruments (continued)

The carrying value of investment securities at June 30, 2001 was as follows (in thousands):

                                                              Gross         Gross
                                             Amortized     Unrealized     Unrealized
                                               Cost           Gains         Losses        Fair Value
                                      -----------------------------------------------------------------
Held-to-Maturity:
Mortgage backed securities retained
    in securitizations                      $      945      $     38       $      --      $      983
Available for sale:
U.S. Treasury securities                            --            --              --              --
                                      -----------------------------------------------------------------
Total                                       $      945      $     38       $      --      $      983
                                      =================================================================


Mortgage backed securities mature through April 2010.

In fiscal 2001 $713 thousand of available for sale securities were sold at cost. There were no gains or losses associated with the sale of these securities.

The carrying value of investment securities at June 30, 2000 was as follows (in thousands):


                                                              Gross        Gross
                                              Amortized    Unrealized    Unrealized
                                                Cost          Gains       Losses        Fair Value
                                      ------------------------------------------------------------------
Held-to-Maturity:
Mortgage backed securities retained
    in securitizations                    $     983        $     --       $    (124)      $     859
Available for sale:
U.S. Treasury securities                        713              --              --             713
                                     -------------------------------------------------------------------
Total                                     $   1,696        $     --       $    (124)      $   1,572
                                     ===================================================================



           American Business Financial Services, Inc. and Subsidiaries

17. Derivative Financial Instruments

SFAS No. 133 was effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principle of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the year ended June 30, 2001. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

For fiscal 2001 the Company recorded cash losses on the fair value of derivative financial instruments of $4.3 million, which were offset by gains in the fair value of loans, which were realized from the securitization of the hedged loans during the period. There were no derivative contracts or unrealized gains or losses from derivative contracts at June 30, 2001.

During fiscal year 2000 and 1999, net cash losses of $2.1 million and $2.0 million, respectively, were incurred on hedging transactions, and were recognized as a component of gains on sale recorded on securitizations during the periods as was required prior to the adoption of SFAS No. 133.

           American Business Financial Services, Inc. and Subsidiaries

17. Derivative Financial Instruments (continued)

Outstanding derivative contracts by items hedged and associated unrealized losses as of June 30, 2000 were as follows. There were no outstanding derivative contracts at June 30, 2001 or 1999 (in thousands):


                                        Eurodollar       Forward Treasury
                                    Futures Contracts        Sales               Total
                                    ---------------------------------------------------------
 Loans available for sale:
    Notional amount                   $     20,000       $         --       $     20,000
    Unrealized losses                          (54)                --                (54)
 Mortgage conduit facility Assets:
    Notional amount                         25,000             35,000             60,000
    Unrealized losses                          (19)              (114)              (133)
 Loan commitments:
    Notional amount                         20,000             10,000             30,000
    Unrealized losses                          (25)               (23)               (48)
                                    ---------------------------------------------------------
 Total:
    Notional amount                   $     65,000       $     45,000       $    110,000
    Unrealized losses                          (98)              (137)              (235)
                                    =========================================================


In addition to the above derivative contracts, at June 30, 2000 the Company had an obligation to satisfy a mortgage securitization prefund requirement of $67.9 million which was satisfied in July 2000. There were no such obligations at June 30, 2001 or 1999.

           American Business Financial Services, Inc. and Subsidiaries

18. Reconciliation of Basic and Diluted Earnings Per Common Share

                                                               Year ended June 30,
                                                     2001              2000             1999
                                               -----------------------------------------------------
                                                       (in thousands except per share data)
(Numerator)
Income before cumulative effect of
   a change in accounting principle              $    7,911        $    6,424       $   14,088
Cumulative effect of a change in accounting
   principle                                            174                --               --
                                               -----------------------------------------------------
Net income                                       $    8,085        $    6,424       $   14,088
                                               =====================================================
(Denominator)
Average Common Shares:
   Average common shares outstanding                  3,138             3,424            3,682
   Average potentially dilutive shares                   73                85              109
                                               -----------------------------------------------------
   Average common and potentially dilutive
      shares                                          3,211             3,509            3,791
                                               =====================================================

Earnings per common share:
   Basic:
   Income before cumulative effect
       of a change in accounting principle       $     2.52        $     1.88        $    3.83
   Cumulative effect
       of a change in accounting principle             0.06                --               --
                                               -----------------------------------------------------
   Net income                                    $     2.58        $     1.88        $    3.83
                                               =====================================================

   Diluted:
   Income before cumulative
   effect of a a change in accounting
       principle                                 $     2.46        $     1.83        $    3.72
   Cumulative effect
       of a change in accounting principle             0.06                --               --
                                               -----------------------------------------------------
   Net income                                    $     2.52        $     1.83        $    3.72
                                               =====================================================



           American Business Financial Services, Inc. and Subsidiaries

19. Segment Information

The Company has three operating segments: Loan Origination, Servicing, and Treasury and Funding.

The Loan Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans typically to credit-impaired borrowers, loans secured by one to four family residential real estate, prior to January 1, 2001, conventional first mortgage loans and prior to December 31, 1999, small ticket and middle market business equipment leases.

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

19. Segment Information (continued)

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

           American Business Financial Services, Inc. and Subsidiaries

19. Segment Information (continued)

                                                                       Year ended June 30, 2001
                                         -------------------------------------------------------------------------------------------
                                              Loan        Treasury and                              Reconciling
                                           Origination       Funding      Servicing    All Other       Items        Consolidated
                                         -------------------------------------------------------------------------------------------
                                          (in thousands)
External revenues:
    Gain on sale of loans and leases      $  128,978      $       -       $       -     $        -     $       -      $  128,978
    Interest income                            7,298          1,033           1,898         26,069             -          36,298
    Non-interest income                       12,279              -          25,456              -       (19,675)         18,060
Inter-segment revenues                             -         66,358               -         56,362      (122,720)              -
Operating expenses:
    Interest expense                          22,965         51,715             526         47,699       (66,358)         56,547
    Non-interest expense                      37,488         12,312          24,340         31,763             -         105,903
    Depreciation and amortization              3,713            124             895          2,969             -           7,701
    Inter-segment expense                     76,037              -               -              -       (76,037)              -
Income tax expense                             3,342          1,295             637              -             -           5,274
                                         -------------------------------------------------------------------------------------------
Income before the cumulative effect
  of a change in accounting principle     $    5,010      $   1,945       $     956      $       -      $      -       $   7,911
                                         ===========================================================================================
Segment assets                            $  109,716      $ 150,754       $ 106,107      $ 399,910      $      -       $ 766,487
                                         ===========================================================================================


           American Business Financial Services, Inc. and Subsidiaries

19. Segment Information (continued)


                                                                        Year ended June 30, 2000
                                         -------------------------------------------------------------------------------------------
                                              Loan        Treasury and                              Reconciling
                                           Origination       Funding      Servicing    All Other       Items        Consolidated
                                         -------------------------------------------------------------------------------------------
                                          (in thousands)
External revenues:
    Gain on sale of loans and leases        $   90,380       $      -      $       -    $       -     $       -       $  90,380
    Interest income                              5,179             848         1,218       16,615             -          23,860
    Non-interest income                         12,414               -        14,938            -       (10,946)         16,406
Inter-segment revenues                               -          43,909             -       21,070       (64,979)              -
Operating expenses:
    Interest expense                            22,892          29,471           385       29,283       (43,909)         38,122
    Non-interest expense                        32,309          10,918        11,238        9,296             -          63,761
    Depreciation and amortization                4,646              42           260          850             -           5,798
    Interest-only strips fair value
        adjustment                                   -               -             -       12,603             -          12,603
    Inter-segment expense                       32,016               -             -            -       (32,016)              -
Income tax expense                               6,122           1,644         1,624       (5,452)            -           3,938
                                         -------------------------------------------------------------------------------------------
Net income                                  $    9,988       $   2,682      $  2,649    $  (8,895)     $      -       $   6,424
                                         ===========================================================================================
Segment assets                              $  120,563       $ 128,402      $ 77,499    $ 267,818      $      -       $ 594,282
                                         ===========================================================================================



           American Business Financial Services, Inc. and Subsidiaries

20. Quarterly Data Statement (unaudited)

The following tables summarize financial data by quarters (in thousands):

                                                             Fiscal 2001 Quarters Ended
                                   -------------------------------------------------------------------------------
                                        June 30,               March 31,       December 31,      September 30,
                                   -------------------------------------------------------------------------------
Revenues
Gain on sale of loans and leases     $    37,449            $     34,430      $     31,009       $    26,090
Interest and fees                          6,027                   5,300             6,017             5,238
Interest accretion on
    interest-only strips                   8,212                   6,438             5,821             5,598
Servicing income                           1,422                   1,117             1,666             1,495
Other income                                   1                       2                 2                 2
                                   -------------------------------------------------------------------------------
Total revenues                            53,111                  47,287            44,515            38,423

Total expenses                            50,985                  42,487            40,512            36,167
                                   -------------------------------------------------------------------------------

Income before provision for
    income taxes                           2,126                   4,800             4,003             2,256
Provision for income taxes                   850                   1,920             1,602               902
                                   -------------------------------------------------------------------------------
Income before cumulative effect            1,276                   2,880             2,401             1,354
    of a change in accounting
    principle
Cumulative effect of a change in
    accounting principle                     174                      --                --                --
                                   -------------------------------------------------------------------------------

Net income                           $     1,450            $      2,880      $      2,401       $     1,354
                                   ===============================================================================

Earnings per common share:
Income before cumulative effect
    of a change in accounting
    principle:
        Basic                        $       .47            $        .92      $        .72       $       .41
        Diluted                      $       .45            $        .89      $        .72       $       .40
Net income:
    Basic                            $       .53            $        .92      $        .72       $       .41
    Diluted                          $       .51            $        .89      $        .72       $       .40


           American Business Financial Services, Inc. and Subsidiaries

20. Quarterly Data Statement (unaudited) (continued)

                                                             Fiscal 2000 Quarters Ended
                                   -------------------------------------------------------------------------------
(in thousands)                          June 30,               March 31,       December 31,      September 30,
                                   -------------------------------------------------------------------------------
Revenues
Gain on sale of loans and leases     $     27,355            $     23,412      $    20,492        $    19,121
Interest and fees                           5,181                   4,723            4,737              4,759
Interest accretion on
    interest-only strips                    4,714                   4,836            4,316              2,750
Servicing income                              827                   1,173            1,050              1,189
Other income                                    6                       2                2                  1
                                   -------------------------------------------------------------------------------
Total revenues                             38,083                  34,146           30,597             27,820

Total expenses                             46,826 (a)              27,621           24,334             21,503
                                   -------------------------------------------------------------------------------

Income (loss) before provision
    for income taxes                       (8,743)                  6,525            6,263              6,317
Provision for income taxes                 (3,704)                  2,610            2,505              2,527
                                   -------------------------------------------------------------------------------
Net income (loss)                    $     (5,039)           $      3,915      $     3,758        $     3,790
                                   ===============================================================================

Earnings per common share:
Basic                                $      (1.44)           $       1.16      $      1.10        $      1.06
Diluted                              $      (1.44)           $       1.12      $      1.08        $      1.03



(a)  Includes an interest-only strips fair value adjustment of $12.6 million.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On August 2, 2001, Ernst & Young LLP resigned as the independent accountants for the Company. Ernst & Young LLP had been engaged as the Company's auditor on May 17, 2001, replacing BDO Seidman, LLP. During the period of engagement through August 2, 2001, Ernst & Young LLP did not issue any reports on the financial statements of the Company.

         During the Company's most recent fiscal year and the subsequent interim period through August 2, 2001, the Company did not have any disagreements with Ernst & Young LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report. During the Company's most recent fiscal year and the subsequent interim period through August 2, 2001, none of the events described in Regulation S-K Item 304 (a)(1)(v) occurred.

         The Company's Board of Directors approved the reengagement of BDO Seidman, LLP as the Company's independent accountants effective August 8, 2001. BDO Seidman, LLP acted as the Company's independent accountants during the two-year period ended June 30, 2000 through May 17, 2001. During the two years ended June 30, 2000 and the subsequent interim period through May 17, 2001, the Company consulted with BDO Seidman, LLP regarding the application of accounting principles in the normal course of BDO Seidman, LLP's engagement as the Company's independent auditors. BDO Seidman, LLP issued reports on the Company's financial statements during the two-year period ended June 30, 2000. The reports of BDO Seidman, LLP on the financial statements of the Company during the two-year period ended June 30, 2000 did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the two-year period ended June 30, 2000, and interim period from July 1, 2000 through May 17, 2001, the Company did not have any disagreements with BDO Seidman, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required to be included in Item 10 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2001 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

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

         Our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2001, was that its officers, directors and greater than 10% beneficial owners had complied with all Section 16(a) filing requirements except for the late filing of a Form 4 by Milt Riseman and Leonard Becker.

Item 11. Executive Compensation

         The information required to be included in Item 11 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2001 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required to be included in Item 12 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2001 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

         The information required to be included in Item 13 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2001 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

                                     PART IV

Item 14.       Exhibits and Reports on Form 8-K
               --------------------------------
Exhibit
Number                             Description
-------        -----------------------------------------------------------------

  3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 of the ABFS Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 filed on September 27, 1996, File No. 0-22472 (The 1996 Form 10-KSB)

  3.2 Bylaws of ABFS (Incorporated by reference from Exhibit 3.2 of the Registration Statement on Form SB-2 filed December 27, 1996, Registration Number 333-18919 (the 1996 Form SB-2))

  4.1          Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form SB-2 filed April 29, 1994, Registration Number 33-76390).

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

  4.5          Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.5 of the 1997 Form SB-2).

  4.6 Form of Indenture by and between ABFS and First Trust, National Association, a national banking association (Incorporated by reference from Exhibit 4.4 of the Registration Statement on Form SB-2 filed May 23, 1997, Registration Number 333-24115).

  4.7          Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.5 of the Registration Statement on Form SB-2 filed May 23, 1997, Registration Number 333-24115).

  4.8 Form of Indenture by and between ABFS and U.S. Bank Trust, National Association, a national banking association (Incorporated by reference from Exhibit 4.8 of Registrant's Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

  4.9          Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.9 of Registrants Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

  4.10 Form of Indenture by and between ABFS and U.S. Bank Trust National Association (Incorporated by reference from Exhibit 4.10 of Registrants Registration Statement on Form S-2, No. 333-87333, filed September 17, 1999).

  4.11 Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by reference from Exhibit
               4.11 of Registrant's Registration Statement on Form S-2, No. 333-40248, filed June 27, 2000.)

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

  4.12         Form of Investment Note. (Incorporated by reference from Exhibit
               4.12 of Registrant's Registration Statement on Form S-2, No. 333-40248, filed June 27, 2000.)

  4.13 Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by reference from Exhibit
               4.13 of the Registrant's Registration Statement on Form S-2, No. 333-63014, filed June 14, 2001.)

  4.14         Form of Investment Note. (Incorporated by reference from Exhibit
               4.14 of the Registrant's Registration Statement on Form S-2, No. 333-63014, filed June 14, 2001.)

 10.1 Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of ABFS Quarterly Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474).

 10.2          Stock Option Award Agreement (Incorporated by reference from
               Exhibit 10.1 of the Registration Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the "Form S-11")).

 10.3 1995 Stock Option Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.6 of the Amendment No. 1 to the 1996 Form SB-2 filed on February 4, 1996 Registration No. 333-18919 (the "Amendment No. 1 to the 1997 Form SB-2")).

 10.4 Form of Option Award Agreement for Non-Employee Directors Plan for Formula Awards (Incorporated by reference from Exhibit 10.13 of the 1996 Form 10-KSB).

 10.5 1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit 10.1 of the September 30, 1997 Form 10-QSB).

 10.6 Lease dated January 7, 1994 by and between TCW Realty Fund IV Pennsylvania Trust and ABFS (Incorporated by reference from Exhibit 10.9 of the Registration Statement on Form SB-2 filed March 15, 1994, File No. 33-76390).

 10.7 First Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 24, 1994. (Incorporated by reference from Exhibit 10.9 of ABFS Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 (the "1995 Form 10-KSB")).

 10.8 Second Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated December 23, 1994 (Incorporated by reference from Exhibit 10.10 of the 1995 Form 10-KSB).

 10.9 Third Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated July 25, 1995 (Incorporated by reference from Exhibit 10.11 of the 1995 Form 10-KSB).

 10.10 Promissory Note of Anthony J. Santilli and Stock Pledge Agreement dated September 29, 1995 (Incorporated by reference from Exhibit
               10.14 of the 1995 Form SB-2).

 10.11 Form of Employment Agreement with Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben (Incorporated by reference from
               Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.12 Amendment One to Anthony J. Santilli Employment Agreement (Incorporated by reference from Exhibit 10.3 of the September 30, 1997 Form 10-QSB).

 10.13 Amendment One to Beverly Santillis Employment Agreement (Incorporated by reference from Exhibit 10.4 of the September 30, 1997 Form 10-QSB).

 10.14         Management Incentive Plan (Incorporated by reference from Exhibit
               10.16 of the 1996 Form SB-2).

 10.15 Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards (Incorporated by reference from Exhibit
               10.18 of the Amendment No. 1 to the 1996 Form SB-2).

 10.16 Form of Pooling and Servicing Agreement related to the Company's loan securitizations dated May 1, 1996, August 31, 1996, February 28, 1997, September 1, 1997, February 1, 1998, June 1, 1998, and
               September 1, 1998 (Incorporated by reference from Exhibit 4.1 of ABFS Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10-QSB")).

 10.17 Form of Sales and Contribution Agreement related to the Company's loan securitizations dated May 1, 1996 and September 27, 1996 (Incorporated by reference from Exhibit 4.1 of the March 31, 1995 Form 10-QSB).

 10.18 Form of Indenture related to the Company's loan securitizations dated December 1, 1998, March 1, 1999, June 1, 1999, September 1, 1999, December 1, 1999, March 1, 2000, June 1, 2000, September 1,
               2000 and December 1, 2000.*

 10.19 Form of Unaffiliated Sellers Agreement related to the Company's loan securitizations dated December 1, 1998, March 1, 1999, June 1, 1999, September 1, 1999, December 1, 1999, March 1, 2000, June
               1, 2000, September 1, 2000 and December 1, 2000.*

 10.20 Fourth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated April 9, 1996 (Incorporated by reference from Exhibit 10.22 to the Amendment No. 1 to the 1997 SB-2).

 10.21 Fifth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 8, 1996 (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the 1997 SB-2).

 10.22 Sixth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated March 31, 1997 (Incorporated by reference from Exhibit 10.24 to the Amendment No. 1 to the 1997 SB-2).

 10.23         Agreement for Purchase and Sale of Stock between Stanley L.
               Furst, Joel E. Furst and ABFS dated October 27, 1997 (Incorporated by reference from ABFS Current Report on Form 8-K dated October 27, 1997, File No. 0-22747).

 10.24 Standard Form of Office Lease and Rider to Lease dated April 2, 1993 by and between 5 Becker Associates and NJMIC (Incorporated by reference from Exhibit 10.29 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.25 First Amendment of Lease by and between 5 Becker Associates and NJMIC dated July 27, 1994 (Incorporated by reference from Exhibit
               10.30 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.26 Form of Debenture Note related to NJMIC's subordinated debt (Incorporated by reference from Exhibit 10.31 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.27 Form of Standard Terms and Conditions of Servicing Agreement related to NJMIC's lease securitizations dated May 1, 1995 and March 1, 1996. (Incorporated by reference from Exhibit 10.33 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.28 Form of Standard Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitizations dated May 1, 1995 and March 1, 1996 (Incorporated by reference from Exhibit
               10.34 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.29 Amended and Restated Specific Terms and Conditions of Servicing Agreement related to NJMIC's lease securitization dated May 1, 1995 (Incorporated by reference from Exhibit 10.35 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.30 Amended and Restated Specific Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitization dated May 1, 1995 (Incorporated by reference from Exhibit 10.36 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.31 Specific Terms and Conditions of Servicing Agreement related to NJMIC's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.37 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.32 Specific Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.38 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.33 Form of Indenture related to the lease-backed securitizations among ABFS Equipment Contract Trust 1998-A, American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1998 and among ABFS Equipment Contract Trust 1999-A, American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1999. (Incorporated by reference from Exhibit 10.39 of Registrant's Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

 10.34 Form of Receivables Sale Agreement related to the lease-backed securitizations ABFS Equipment Contract Trust 1998-A, dated June 1, 1998, and ABFS Equipment Contract Trust 1999-A, dated June 1, 1999.*

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.35 Form of Unaffiliated Seller's Agreement related to the Company's home equity loan securitizations dated March 27, 1997, September 29, 1997, February 1, 1998, June 1, 1998, and September 1, 1998
               (Incorporated by reference from Exhibit 10.40 of Registrant's Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

 10.36 $100.0 Million Receivables Purchase Agreement, dated September 30, 1998 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Capital Markets and First Union National Bank, as liquidity agent. (Incorporated by reference from Exhibit 10.1 of the Registrant's September 30, 1998 Form 10-Q).

 10.37 Lease Agreement dated August 30, 1999 related to One Presidential Boulevard (Incorporated by reference to Exhibit 10.1 of the Registrant's September 30, 1999 Form 10-Q).

 10.38 Employment Agreement between American Business Financial Services, Inc. and Albert Mandia (Incorporated by reference to
               Exhibit 10.2 of the Registrant's September 30, 1999 Form 10-Q).

 10.39 Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia (Incorporated by reference to
               Exhibit 10.3 of the Registrant's September 30, 1999 Form 10-Q).

 10.40 American Business Financial Services Inc. 1999 Stock Option Plan (Incorporated by reference from Exhibit 10.2 of the Registrant's December 31, 1999 Form 10-Q).

 10.41 Amendment No. 3 to Receivables Purchase Agreement, dated as of October 13, 1999 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.3 of the Registrant's December 31, 1999 Form 10-Q).

 10.42 Amendment No. 4, dated as of November 12, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.4 of the Registrant's December 31, 1999 Form 10-Q).

 10.43 Amendment No. 5, dated as of November 29, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.5 of the Registrant's December 31, 1999 Form 10-Q).

 10.44 Amendment No. 6, dated as of December 14, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.6 of the Registrant's December 31, 1999 Form 10-Q).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.45 Seventh Amendment, dated as of December 31, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.7 of the Registrant's December 31, 1999 Form 10-Q).

 10.46 Eight Amendment, dated as of January 10, 2000, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.8 of the Registrant's December 31, 1999 Form 10-Q).

 10.47 Sale and Servicing Agreement, dated as of March 1, 2000, by and among Prudential Securities Secured Financing Corporation, ABFS Mortgage Loan Trust 2000-1, Chase Bank of Texas, N.A., as collateral agent, The Chase Manhattan Bank, as indenture trustee and American Business Credit, Inc., as Servicer (Incorporated by reference from Exhibit 10.1 of the Registrant's March 31, 2000 Form 10-Q).

 10.48 Warehousing Credit and Security Agreement dated as of May 5, 2000 between New Jersey Mortgage and Investment Corp., American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and Residential Funding Corporation. (Incorporated by reference from Exhibit 10.63 of Registrant's Registration Statement on Form S-2, No. 333-40248, filed June 27, 2000.)

 10.49 Sale and Servicing Agreement dated as of July 6, 2000 by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and New Jersey Mortgage and Investment Corp., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.64 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 Form 10-K")).

 10.50 Indenture dated as of July 6, 2000 between ABFS Mortgage Loan Warehouse Trust 2000-2 and The Chase Manhattan Bank. (Incorporated by reference from Exhibit 10.65 of the 2000 Form 10-K).

 10.51 Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman (Incorporated by reference from
               Exhibit 10.66 of the 2000 Form 10-K).

 10.52 Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph Hall (Incorporated by reference from Exhibit 10.67 of the 2000 Form 10-K).

 10.53 Master Loan and Security Agreement, dated as of January 22, 2001, between American Business Credit, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and American Business Mortgage Services, Inc., f/k/a New Jersey Mortgage and Investment Corp., as Borrowers, American Business Financial Services, Inc., as Guarantor, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender (Incorporated by reference from Exhibit 10.1 of Registrant's December 31, 2000 Form 10-Q).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.54         Secured Credit Agreement, among: American Business Credit, Inc.
               ("ABC"), a Pennsylvania corporation, HomeAmerican Credit, Inc. ("HAC"), a Pennsylvania corporation doing business under the assumed or fictitious name Upland Mortgage, and New Jersey Mortgage and Investment Corp., a New Jersey corporation whose name will be changed in January 2001 to American Business Mortgage, American Business Financial Services, Inc. (the "Parent"), and The Chase Manhattan Bank (Incorporated by reference from Exhibit 10.2 of Registrant's December 31, 2000 Form 10-Q).

 10.55 Sale and Servicing Agreement, dated as of March 1, 2001, by and among ABFS OSO, Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation, as the Originators, American Business Financial Services Inc., a Delaware corporation, as the Guarantor, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware business trust, as the Trust, American Business Credit, Inc., a Pennsylvania corporation, as the Servicer, EMC Mortgage Corporation, a Delaware corporation, as the Back-up Servicer, and The Chase Manhattan Bank, a New York banking corporation, as the Indenture Trustee and the Collateral Agent. (Incorporated by reference from Exhibit 10.72 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

 10.56 Indenture, dated as of March 1, 2001, by and among Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware statutory business trust, and its successors and assigns, as the Trust or the Issuer, The Chase Manhattan Bank, a New York banking corporation, and its successors, as the Indenture Trustee, and American Business Financial Services, Inc., as the Guarantor. (Incorporated by reference from Exhibit 10.73 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

 10.57 Insurance and Reimbursement Agreement, dated as of March 28, 2001, among MBIA Insurance Corporation, a New York stock insurance company, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware business trust, as the Trust, ABFS OSO, Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a Pennsylvania corporation, as the Originator and the Servicer, HomeAmerican Credit, Inc., a Pennsylvania corporation, d/b/a Upland Mortgage, as the Originator, American Business Mortgage Services, Inc., a New Jersey corporation, as the Originator, American Business Financial Services, Inc., a Delaware corporation, as the Guarantor, The Chase Manhattan Bank, as the Indenture Trustee, and Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser. (Incorporated by reference from Exhibit 10.74 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

 10.58 Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2001-1, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a Pennsylvania corporation, as the Servicer, and The Chase Manhattan Bank, a New York banking corporation, as the Trustee. (Incorporated by reference from Exhibit 10.75 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.59 Unaffiliated Seller's Agreement, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I, Inc., a Delaware corporation, and its successors and assigns, as the Depositor, ABFS 2001-1, Inc., a Delaware corporation, and its successors, as the Unaffiliated Seller, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage Services Inc., a New Jersey corporation, as the Originators. (Incorporated by reference from Exhibit 10.76 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)


 10.60 Amended and Restated Sale and Servicing Agreement dated as of June 28, 2001 by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. f/k/a New Jersey Mortgage and Investment Corp., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.


 12            Computation of Ratio of Earnings to Fixed Charges.

 16.1 Letter regarding change in certifying accountants. (Incorporated by reference from Exhibit 16.1 of the Registrant's Current Report on Form 8-K dated May 17, 2001.)

 16.2 Letter regarding change in certifying accountants. (Incorporated by reference from Exhibit 16.2 of the Registrant's Current Report on Form 8-K dated August 2, 2001.)

 21            Subsidiaries of ABFS.

 23            Consents of BDO Seidman LLP.

---------------------
*  Previously filed.

(b)      Reports on Form 8-K:

There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2001 except for the Current Report on Form 8-K dated May 17, 2001 reporting a change in accountants.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: September 25, 2001         By: /s/ Anthony J. Santilli
                                     -------------------------------------------
                                     Name:  Anthony J. Santilli
                                     Title: Chairman, President, Chief Executive
                                            Officer, Chief Operating Officer and
                                            Director (Duly Authorized Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Anthony J. Santilli                            /s/ Michael DeLuca
-------------------------------------------        -----------------------------
Name:  Anthony J. Santilli                         Name:  Michael DeLuca
Title: Chairman, President, Chief Executive        Title: Director
       Officer, Chief Operating Officer and
       Director (Principal Executive and
       Operating Officer)

Date:  September 25, 2001                          Date:  September 25, 2001


/s/ Harold Sussman                                 /s/ Richard Kaufman
-------------------------------------------        -----------------------------
Name:  Harold Sussman                              Name:  Richard Kaufman
Title: Director                                    Title: Director

Date:  September 25, 2001                          Date:  September 25, 2001


/s/ Albert W. Mandia                               /s/ Leonard Becker
-------------------------------------------        -----------------------------
Name:  Albert W. Mandia                            Name:  Leonard Becker
Title: Executive Vice President                    Title: Director
       and Chief Financial Officer
       (Principal Financial and Accounting
       Officer)

Date:  September 25, 2001                          Date:  September 25, 2001

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                             Description
-------        -----------------------------------------------------------------

  3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 of the ABFS Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 filed on September 27, 1996, File No. 0-22472 (The 1996 Form 10-KSB)

  3.2 Bylaws of ABFS (Incorporated by reference from Exhibit 3.2 of the Registration Statement on Form SB-2 filed December 27, 1996, Registration Number 333-18919 (the 1996 Form SB-2))

  4.1          Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form SB-2 filed April 29, 1994, Registration Number 33-76390).

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

  4.5          Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.5 of the 1997 Form SB-2).

  4.6 Form of Indenture by and between ABFS and First Trust, National Association, a national banking association (Incorporated by reference from Exhibit 4.4 of the Registration Statement on Form SB-2 filed May 23, 1997, Registration Number 333-24115).

  4.7          Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.5 of the Registration Statement on Form SB-2 filed May 23, 1997, Registration Number 333-24115).

  4.8 Form of Indenture by and between ABFS and U.S. Bank Trust, National Association, a national banking association (Incorporated by reference from Exhibit 4.8 of Registrant's Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

  4.9          Form of Unsecured Investment Note (Incorporated by reference from
               Exhibit 4.9 of Registrants Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

  4.10 Form of Indenture by and between ABFS and U.S. Bank Trust National Association (Incorporated by reference from Exhibit 4.10 of Registrants Registration Statement on Form S-2, No. 333-87333, filed September 17, 1999).

  4.11 Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by reference from Exhibit
               4.11 of Registrant's Registration Statement on Form S-2, No. 333-40248, filed June 27, 2000.)

  4.12         Form of Investment Note. (Incorporated by reference from Exhibit
               4.12 of Registrant's Registration Statement on Form S-2, No. 333-40248, filed June 27, 2000.)

  4.13 Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by reference from Exhibit
               4.13 of the Registrant's Registration Statement on Form S-2, No. 333-63014, filed June 14, 2001.)

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

  4.14         Form of Investment Note. (Incorporated by reference from Exhibit
               4.14 of the Registrant's Registration Statement on Form S-2, No. 333-63014, filed June 14, 2001.)

 10.1 Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of ABFS Quarterly Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474).

 10.2          Stock Option Award Agreement (Incorporated by reference from
               Exhibit 10.1 of the Registration Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the "Form S-11")).

 10.3 1995 Stock Option Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.6 of the Amendment No. 1 to the 1996 Form SB-2 filed on February 4, 1996 Registration No. 333-18919 (the "Amendment No. 1 to the 1997 Form SB-2")).

 10.4 Form of Option Award Agreement for Non-Employee Directors Plan for Formula Awards (Incorporated by reference from Exhibit 10.13 of the 1996 Form 10-KSB).

 10.5 1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit
               10.1 of the September 30, 1997 Form 10-QSB).

 10.6 Lease dated January 7, 1994 by and between TCW Realty Fund IV Pennsylvania Trust and ABFS (Incorporated by reference from Exhibit 10.9 of the Registration Statement on Form SB-2 filed March 15, 1994, File No. 33-76390).

 10.7 First Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 24, 1994. (Incorporated by reference from Exhibit 10.9 of ABFS Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 (the "1995 Form 10-KSB")).

 10.8 Second Amendment to Agreement of Lease by and between TCW Realty Fund IV Pennsylvania Trust and ABFS dated December 23, 1994 (Incorporated by reference from Exhibit 10.10 of the 1995 Form 10-KSB).

 10.9 Third Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated July 25, 1995 (Incorporated by reference from Exhibit 10.11 of the 1995 Form 10-KSB).

 10.10 Promissory Note of Anthony J. Santilli and Stock Pledge Agreement dated September 29, 1995 (Incorporated by reference from Exhibit
               10.14 of the 1995 Form SB-2).

 10.11 Form of Employment Agreement with Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben (Incorporated by reference from
               Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2).

 10.12 Amendment One to Anthony J. Santilli Employment Agreement (Incorporated by reference from Exhibit 10.3 of the September 30, 1997 Form 10-QSB).

 10.13 Amendment One to Beverly Santillis Employment Agreement (Incorporated by reference from Exhibit 10.4 of the September 30, 1997 Form 10-QSB).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.14         Management Incentive Plan (Incorporated by reference from Exhibit
               10.16 of the 1996 Form SB-2).

 10.15 Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards (Incorporated by reference from Exhibit
               10.18 of the Amendment No. 1 to the 1996 Form SB-2).

 10.16 Form of Pooling and Servicing Agreement related to the Company's loan securitizations dated May 1, 1996, August 31, 1996, February 28, 1997, September 1, 1997, February 1, 1998, June 1, 1998, and
               September 1, 1998 (Incorporated by reference from Exhibit 4.1 of ABFS Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10-QSB")).

 10.17 Form of Sales and Contribution Agreement related to the Company's loan securitizations dated May 1, 1996 and September 27, 1996 (Incorporated by reference from Exhibit 4.1 of the March 31, 1995 Form 10-QSB).

 10.18 Form of Indenture related to the Company's loan securitizations dated December 1, 1998, March 1, 1999, June 1, 1999, September 1, 1999, December 1, 1999, March 1, 2000, June 1, 2000, September 1,
               2000 and December 1, 2000.*

 10.19 Form of Unaffiliated Sellers Agreement related to the Company's loan securitizations dated December 1, 1998, March 1, 1999, June 1, 1999, September 1, 1999, December 1, 1999, March 1, 2000, June
               1, 2000, September 1, 2000 and December 1, 2000.*

 10.20 Fourth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated April 9, 1996 (Incorporated by reference from Exhibit 10.22 to the Amendment No. 1 to the 1997 SB-2).

 10.21 Fifth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 8, 1996 (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the 1997 SB-2).

 10.22 Sixth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated March 31, 1997 (Incorporated by reference from Exhibit 10.24 to the Amendment No. 1 to the 1997 SB-2).

 10.23         Agreement for Purchase and Sale of Stock between Stanley L.
               Furst, Joel E. Furst and ABFS dated October 27, 1997 (Incorporated by reference from ABFS Current Report on Form 8-K dated October 27, 1997, File No. 0-22747).

 10.24 Standard Form of Office Lease and Rider to Lease dated April 2, 1993 by and between 5 Becker Associates and NJMIC (Incorporated by reference from Exhibit 10.29 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.25 First Amendment of Lease by and between 5 Becker Associates and NJMIC dated July 27, 1994 (Incorporated by reference from Exhibit
               10.30 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.26 Form of Debenture Note related to NJMIC's subordinated debt (Incorporated by reference from Exhibit 10.31 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.27 Form of Standard Terms and Conditions of Servicing Agreement related to NJMIC's lease securitizations dated May 1, 1995 and March 1, 1996. (Incorporated by reference from Exhibit 10.33 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.28 Form of Standard Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitizations dated May 1, 1995 and March 1, 1996 (Incorporated by reference from Exhibit
               10.34 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.29 Amended and Restated Specific Terms and Conditions of Servicing Agreement related to NJMIC's lease securitization dated May 1, 1995 (Incorporated by reference from Exhibit 10.35 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.30 Amended and Restated Specific Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitization dated May 1, 1995 (Incorporated by reference from Exhibit 10.36 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.31 Specific Terms and Conditions of Servicing Agreement related to NJMIC's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.37 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.32 Specific Terms and Conditions of Lease Acquisition Agreement related to NJMIC's lease securitization dated March 1, 1996 (Incorporated by reference from Exhibit 10.38 of Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

 10.33 Form of Indenture related to the lease-backed securitizations among ABFS Equipment Contract Trust 1998-A, American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1998 and among ABFS Equipment Contract Trust 1999-A, American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1999. (Incorporated by reference from Exhibit 10.39 of Registrant's Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

 10.34 Form of Receivables Sale Agreement related to the lease-backed securitizations ABFS Equipment Contract Trust 1998-A, dated June 1, 1998, and ABFS Equipment Contract Trust 1999-A, dated June 1, 1999.*

 10.35 Form of Unaffiliated Seller's Agreement related to the Company's home equity loan securitizations dated March 27, 1997, September 29, 1997, February 1, 1998, June 1, 1998, and September 1, 1998
               (Incorporated by reference from Exhibit 10.40 of Registrant's Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.36 $100.0 Million Receivables Purchase Agreement, dated September 30, 1998 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Capital Markets and First Union National Bank, as liquidity agent. (Incorporated by reference from Exhibit 10.1 of the Registrant's September 30, 1998 Form 10-Q).

 10.37 Lease Agreement dated August 30, 1999 related to One Presidential Boulevard (Incorporated by reference to Exhibit 10.1 of the Registrant's September 30, 1999 Form 10-Q).

 10.38 Employment Agreement between American Business Financial Services, Inc. and Albert Mandia (Incorporated by reference to
               Exhibit 10.2 of the Registrant's September 30, 1999 Form 10-Q).

 10.39 Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia (Incorporated by reference to
               Exhibit 10.3 of the Registrant's September 30, 1999 Form 10-Q).

 10.40 American Business Financial Services Inc. 1999 Stock Option Plan (Incorporated by reference from Exhibit 10.2 of the Registrant's December 31, 1999 Form 10-Q).

 10.41 Amendment No. 3 to Receivables Purchase Agreement, dated as of October 13, 1999 among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.3 of the Registrant's December 31, 1999 Form 10-Q).

 10.42 Amendment No. 4, dated as of November 12, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.4 of the Registrant's December 31, 1999 Form 10-Q).

 10.43 Amendment No. 5, dated as of November 29, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.5 of the Registrant's December 31, 1999 Form 10-Q).

 10.44 Amendment No. 6, dated as of December 14, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.6 of the Registrant's December 31, 1999 Form 10-Q).

 10.45 Seventh Amendment, dated as of December 31, 1999, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.7 of the Registrant's December 31, 1999 Form 10-Q).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.46 Eight Amendment, dated as of January 10, 2000, to the Receivables Purchase Agreement, dated as of September 30, 1998, among American Business Lease Funding Corporation, American Business Leasing, Inc. and a syndicate of financial institutions led by First Union Securities, Inc. as Deal Agent (Incorporated by reference from Exhibit 10.8 of the Registrant's December 31, 1999 Form 10-Q).

 10.47 Sale and Servicing Agreement, dated as of March 1, 2000, by and among Prudential Securities Secured Financing Corporation, ABFS Mortgage Loan Trust 2000-1, Chase Bank of Texas, N.A., as collateral agent, The Chase Manhattan Bank, as indenture trustee and American Business Credit, Inc., as Servicer (Incorporated by reference from Exhibit 10.1 of the Registrant's March 31, 2000 Form 10-Q).

 10.48 Warehousing Credit and Security Agreement dated as of May 5, 2000 between New Jersey Mortgage and Investment Corp., American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and Residential Funding Corporation. (Incorporated by reference from Exhibit 10.63 of Registrant's Registration Statement on Form S-2, No. 333-40248, filed June 27, 2000.)

 10.49 Sale and Servicing Agreement dated as of July 6, 2000 by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and New Jersey Mortgage and Investment Corp., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor, and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.64 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 Form 10-K")).

 10.50 Indenture dated as of July 6, 2000 between ABFS Mortgage Loan Warehouse Trust 2000-2 and The Chase Manhattan Bank. (Incorporated by reference from Exhibit 10.65 of the 2000 Form 10-K).

 10.51 Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman (Incorporated by reference from
               Exhibit 10.66 of the 2000 Form 10-K).

 10.52 Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph Hall (Incorporated by reference from Exhibit 10.67 of the 2000 Form 10-K).

 10.53 Master Loan and Security Agreement, dated as of January 22, 2001, between American Business Credit, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and American Business Mortgage Services, Inc., f/k/a New Jersey Mortgage and Investment Corp., as Borrowers, American Business Financial Services, Inc., as Guarantor, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender (Incorporated by reference from Exhibit 10.1 of Registrant's December 31, 2000 Form 10-Q).

 10.54         Secured Credit Agreement, among: American Business Credit, Inc.
               ("ABC"), a Pennsylvania corporation, HomeAmerican Credit, Inc. ("HAC"), a Pennsylvania corporation doing business under the assumed or fictitious name Upland Mortgage, and New Jersey Mortgage and Investment Corp., a New Jersey corporation whose name will be changed in January 2001 to American Business Mortgage, American Business Financial Services, Inc. (the "Parent"), and The Chase Manhattan Bank (Incorporated by reference from Exhibit 10.2 of Registrant's December 31, 2000 Form 10-Q).

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.55 Sale and Servicing Agreement, dated as of March 1, 2001, by and among ABFS OSO, Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation, as the Originators, American Business Financial Services Inc., a Delaware corporation, as the Guarantor, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware business trust, as the Trust, American Business Credit, Inc., a Pennsylvania corporation, as the Servicer, EMC Mortgage Corporation, a Delaware corporation, as the Back-up Servicer, and The Chase Manhattan Bank, a New York banking corporation, as the Indenture Trustee and the Collateral Agent. (Incorporated by reference from Exhibit 10.72 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

 10.56 Indenture, dated as of March 1, 2001, by and among Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware statutory business trust, and its successors and assigns, as the Trust or the Issuer, The Chase Manhattan Bank, a New York banking corporation, and its successors, as the Indenture Trustee, and American Business Financial Services, Inc., as the Guarantor. (Incorporated by reference from Exhibit 10.73 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

 10.57 Insurance and Reimbursement Agreement, dated as of March 28, 2001, among MBIA Insurance Corporation, a New York stock insurance company, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware business trust, as the Trust, ABFS OSO, Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a Pennsylvania corporation, as the Originator and the Servicer, HomeAmerican Credit, Inc., a Pennsylvania corporation, d/b/a Upland Mortgage, as the Originator, American Business Mortgage Services, Inc., a New Jersey corporation, as the Originator, American Business Financial Services, Inc., a Delaware corporation, as the Guarantor, The Chase Manhattan Bank, as the Indenture Trustee, and Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser. (Incorporated by reference from Exhibit 10.74 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

 10.58 Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2001-1, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a Pennsylvania corporation, as the Servicer, and The Chase Manhattan Bank, a New York banking corporation, as the Trustee. (Incorporated by reference from Exhibit 10.75 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

 10.59 Unaffiliated Seller's Agreement, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I, Inc., a Delaware corporation, and its successors and assigns, as the Depositor, ABFS 2001-1, Inc., a Delaware corporation, and its successors, as the Unaffiliated Seller, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage Services Inc., a New Jersey corporation, as the Originators. (Incorporated by reference from Exhibit 10.76 of Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001.)

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

 10.60 Amended and Restated Sale and Servicing Agreement dated as of June 28, 2001 by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. f/k/a New Jersey Mortgage and Investment Corp., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent.


 12            Computation of Ratio of Earnings to Fixed Charges.

 16.1 Letter regarding change in certifying accountants. (Incorporated by reference from Exhibit 16.1 of the Registrant's Current Report on Form 8-K dated May 17, 2001.)

 16.2 Letter regarding change in certifying accountants. (Incorporated by reference from Exhibit 16.2 of the Registrant's Current Report on Form 8-K dated August 2, 2001.)

 21            Subsidiaries of ABFS.

 23            Consents of BDO Seidman LLP.

---------------------
*  Previously filed.