Form 10-Q
period 2001-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2001-11-14
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission File Number: 0-22474


                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   87-0418807
----------------------------------         ------------------------------------
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

                                  Yes [X]     No [ ]


As of November 6, 2001, there were 2,627,881 shares of the registrant's Common Stock issued and outstanding.

           American Business Financial Services, Inc. and Subsidiaries

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Information

   Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001.........................................1
   Consolidated Statements of Income for the three months ended September 30, 2001 and 2000.......................2
   Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2001 ..................3
   Consolidated Statements of Cash Flow for the three months ended September 30, 2001 and 2000....................4
   Notes to Consolidated Financial Statements.....................................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .................15

Item 3.   Quantitative and Qualitative Disclosure about Market Risk .............................................48

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................49
Item 2.   Changes in Securities..................................................................................49
Item 3.   Defaults Upon Senior Securities........................................................................49
Item 4.   Submission of Matters to a Vote of Security Holders....................................................49
Item 5.   Other Information......................................................................................49
Item 6.   Exhibits and Reports on Form 8-K.......................................................................49


PART I - FINANCIAL INFORMATION
Item 1. Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                      September 30,         June 30,
                                                                           2001              2001
                                                                        ---------          ---------
                                                                       (Unaudited)           (Note)
Assets
Cash and cash equivalents                                               $ 105,594          $  91,092
Loan and lease receivables, net
   Available for sale                                                      76,268             83,241
   Interest, fees and other                                                15,085             16,549
Interest-only strips (includes the fair value of over-
    collateralization related cash flows of $195,686
    at September 30, 2001 and $183,087 at June 30, 2001)                  430,188            398,519
Servicing rights                                                          105,312            102,437
Receivable for sold loans                                                  21,518             14,157
Prepaid expenses                                                            2,791              3,457
Property and equipment, net                                                20,354             20,750
Other assets                                                               41,420             36,285
                                                                        ---------          ---------
Total assets                                                            $ 818,530          $ 766,487
                                                                        =========          =========
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt                                                       $ 582,211          $ 537,950
Warehouse lines and other notes payable                                    51,181             51,064
Accounts payable and accrued expenses                                      47,972             41,023
Deferred income taxes                                                      32,786             30,954
Other liabilities                                                          38,997             38,634
                                                                        ---------          ---------
Total liabilities                                                         753,147            699,625
                                                                        ---------          ---------
Stockholders' Equity
Preferred stock, par value $.001, authorized, 1,000,000
   shares; issued and outstanding, none                                        --                 --
Common stock, par value $.001, authorized, 9,000,000 shares
   issued:  3,645,192 shares at September 30, 2001 and
   3,645,092 shares at June 30, 2001 (including treasury shares of 915,716 at September 30, 2001 and 676,507 at
   June 30, 2001)                                                               4                  4
Additional paid-in capital                                                 23,985             23,984
Accumulated other comprehensive income                                     11,049             10,337
Retained earnings                                                          45,074             43,922
Treasury stock, at cost                                                   (14,129)           (10,785)
                                                                        ---------          ---------
                                                                           65,983             67,462
Note receivable                                                              (600)              (600)
                                                                        ---------          ---------
Total stockholders' equity                                                 65,383             66,862
                                                                        ---------          ---------
Total liabilities and stockholders' equity                              $ 818,530          $ 766,487
                                                                        =========          =========


Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date.
See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                    ------------------------
                                                      2001             2000
                                                    -------          -------
Revenues
Gain on sale of loans                               $35,356          $26,090
Interest and fees                                     5,941            5,238
Interest accretion on interest-only strips            7,736            5,598
Servicing income                                      1,636            1,495
Other income                                              3                2
                                                    -------          -------
Total revenues                                       50,672           38,423
                                                    -------          -------
Expenses
Interest                                             16,983           12,807
Provision for credit losses                           1,436              868
Employee related costs                                7,824            6,907
Sales and marketing                                   6,064            5,718
General and administrative                           16,017            9,867
                                                    -------          -------
Total expenses                                       48,324           36,167
                                                    -------          -------
Income before provision for income taxes              2,348            2,256

Provision for income taxes                              986              902
                                                    -------          -------
Net income                                          $ 1,362          $ 1,354
                                                    =======          =======
Earnings per common share:
   Basic                                            $  0.47          $  0.37
                                                    =======          =======
   Diluted                                          $  0.44          $  0.36
                                                    =======          =======
Average common shares:
   Basic                                              2,907            3,656
                                                    =======          =======
   Diluted                                            3,093            3,717
                                                    =======          =======


See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                  For the three months ended September 30, 2001
                             (amounts in thousands)
                                   (unaudited)

                                           Common Stock
                                      --------------------                Accumulated
                                        Number of             Additional     Other                                       Total
                                         Shares                 Paid-In  Comprehensive  Retained  Treasury     Note   Stockholders'
                                      Outstanding   Amount      Capital     Income      Earnings    Stock   Receivable   Equity
                                        -------    -------     --------    --------     --------   --------  --------   --------
Balance June 30, 2001                     2,969   $     4      $ 23,984   $ 10,337     $ 43,922   $(10,785)  $   (600)   $ 66,862
Comprehensive income:
  Net income                                 --        --            --         --        1,362         --         --       1,362
  Net unrealized gain on interest-only
   strips                                    --        --            --        712           --         --         --         712
                                        -------   -------      --------   --------     --------   --------   --------    --------

Total comprehensive income                   --        --            --        712        1,362         --         --       2,074


Issuance of new shares                       --        --             1         --           --         --         --           1
Repurchase of treasury shares              (240)       --            --         --           --     (3,344)        --      (3,344)
Cash dividends ($0.07 per share)             --        --            --         --         (210)        --         --        (210)
                                        -------   -------      --------   --------     --------   --------   --------    --------
Balance September 30, 2001                2,729   $     4      $ 23,985   $ 11,049     $ 45,074   $(14,129)  $   (600)   $ 65,383
                                        =======   =======      ========   ========     ========   ========   ========    ========


See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                        2001               2000
                                                                     ---------          ---------
Cash Flow from Operating Activities:
Net income                                                           $   1,362          $   1,354
Adjustments to reconcile net income to net cash
   used in operating activities:
         Gain on sale of loans                                         (35,356)           (26,090)
         Depreciation and amortization                                   9,346              6,130
         Interest accretion on interest-only strips                     (7,736)            (5,598)
         Provision for credit losses                                     1,436                868
         Accounts written off, net                                        (560)              (561)
Loans originated for sale                                             (328,269)          (320,904)
Proceeds from sale of loans                                            318,891            317,904
Principal payments on loans and leases                                   2,266              1,934
Decrease (increase) in accrued interest and fees on loan and
   lease receivables                                                     1,464             (1,479)
Purchase of initial overcollateralization on securitized
   loans                                                                    --             (2,331)
Required purchase of additional overcollateralization on
   securitized loans                                                   (13,508)            (9,649)
Cash flow from interest-only strips                                     23,987             17,251
Decrease (increase) in prepaid expenses                                    666               (913)
Increase in accounts payable and accrued expenses                        7,149              3,888
Increase in deferred income taxes                                          469              1,232
Increase (decrease) in loans in process                                  2,123             (6,566)
Other, net                                                              (3,125)            (1,293)
                                                                     ---------          ---------

Net cash used in operating activities                                  (19,395)           (24,823)
                                                                     ---------          ---------

Cash Flows from Investing Activities:
   Purchase of property and equipment, net                              (1,305)            (2,714)
   Principal receipts and maturities of investments                          7                 11
                                                                     ---------          ---------

Net cash used in investing activities                                   (1,298)            (2,703)
                                                                     ---------          ---------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (Continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                           Three Months Ended
                                                                               September 30,
                                                                    --------------------------------
                                                                       2001                   2000
                                                                    ---------              ---------
Cash Flow from Financing Activities:
   Proceeds from issuance of subordinated debt                      $  67,467              $  44,864
   Redemptions of subordinated debt                                   (28,058)               (21,436)
   Net borrowings on revolving lines of credit                          1,064                  5,850
   Principal payments on lease financing facility                        (867)                (1,197)
   Repayments of repurchase agreement                                      --                   (293)
   Repayments of other notes payable                                      (80)                  (192)
   Financing costs incurred                                              (777)                  (628)
   Cash dividends paid                                                   (210)                  (266)
   Repurchase of treasury stock                                        (3,344)                    --
                                                                    ---------              ---------

Net cash provided by financing activities                              35,195                 26,702
                                                                    ---------              ---------

   Net increase (decrease) in cash and cash equivalents                14,502                   (824)
   Cash and cash equivalents, beginning of period                      91,092                 69,751
                                                                    ---------              ---------

   Cash and cash equivalents, end of period                         $ 105,594              $  68,927
                                                                    =========              =========

Supplemental disclosure of cash flow information

   Cash paid during the period for:
      Interest                                                      $   6,721              $   5,331
                                                                    =========              =========
      Income taxes                                                  $     200              $      --
                                                                    =========              =========


See accompanying note to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2001

1.       Basis of Financial Statement Presentation

         American Business Financial Services, Inc., together with its subsidiaries (the "Company"), is a diversified financial service organization operating throughout the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets and home equity loans, typically to credit impaired borrowers secured by first and second mortgages. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and the Company's operations and for general corporate purposes including purchases of our outstanding common stock.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

         On October 1, 2001, the Company's Board of Directors declared a 10% stock dividend to be paid on November 5, 2001 to shareholders of record on October 22, 2001. In conjunction with the Board's resolution, all outstanding stock option shares and exercise prices were adjusted. Accordingly, all outstanding shares, earnings per common share, dividends per share, average common share and stock option amounts for all periods presented have been retroactively adjusted to reflect the effect of the stock dividend.

         Certain prior period financial statement balances have been reclassified to conform to current period presentation.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001

1.       Basis of Financial Statement Presentation (Continued)

         Recent Accounting Pronouncements

         In September 2000, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

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

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard in the fourth quarter of the fiscal year ended June 30, 2001 did not have a material effect on the Company's financial condition or results of operations and is not expected to have a material effect on the Company's financial condition or results of operations in future periods. However, the new standard requires that the Company record the obligation to repurchase loans from securitization trusts at the time the Company has the contractual right to repurchase loans whether or not the Company actually repurchases the loan.

         In July 2000, the Emerging Issues Task Force ("EITF"), a standard-setting group under the FASB, reached a consensus in EITF 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the recognition of interest income and the measurement of impairment on beneficial interests retained in securitization transactions. If upon evaluation, the retained interest holder determines there is a change in the estimated cash flows from the retained interests, the amount of accretable yield should be recalculated and in certain circumstances, if that change in estimated cash flows is an adverse change, an other than temporary impairment should be considered to have occurred. This accounting guidance was effective for fiscal quarters beginning after March 15, 2001. The new standard did not and is not expected to have a material effect on the Company's financial condition or results of operations.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 establishes standards for how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In addition, SFAS No. 142 requires

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001

1.       Basis of Financial Statement Presentation - (Continued)

         additional disclosure for goodwill and other intangibles. Under the new standard, amortization of goodwill and intangible assets with an indefinite useful life will be discontinued. After a transitional impairment test, goodwill and intangible assets will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized.

         Because the Company's goodwill will no longer be amortized after the adoption of the new standard, the reported amounts of goodwill will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses, if any, are likely to occur irregularly and in varying amounts. As of July 1, 2001, the Company performed a transitional impairment test which did not indicate impairment of goodwill under the provisions of the new standard. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the new standard July 1, 2001.

         For the three months ended September 30, 2000, the Company recorded amortization of goodwill in the amount of $336 thousand. Adjusted to exclude amortization of goodwill, net income and diluted net income per share for the three months ended September 30, 2000 were $1,556 thousand and $0.42, respectively.

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held by the Company were as follows (in thousands):

                                                                       September 30,         June 30,
                                                                           2001                2001
                                                                       -------------         --------
         Real estate secured loans ....................................  $67,106             $71,266
         Leases, net of unearned income of $1,071 and $1,324 ..........   12,518              14,455
                                                                         -------             -------
                                                                          79,624              85,721

         Less: Allowance for credit losses on loans and leases
            available for sale ........................................    3,356               2,480
                                                                         -------             -------
                                                                         $76,268             $83,241
                                                                         =======             =======

         At September 30, 2001 and June 30, 2001, the accrual of interest was suspended on real estate secured loans of $6.7 million and $4.5 million, respectively.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001

3.       Interest-Only Strips

         Activity for interest-only strips for the three-month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                                          September 30,
                                                                                    ------------------------
                                                                                       2001           2000
                                                                                    ---------      ---------
         Balance at beginning of period..........................................   $ 398,519      $ 277,872
         Initial recognition of interest-only strips, including initial
             overcollateralization of $0 and $2,331..............................      33,636         27,545
         Required purchases of additional overcollateralization..................      13,508          9,649
         Interest accretion......................................................       7,736          5,598
         Cash flow from interest-only strips.....................................     (23,987)       (17,251)
         Net adjustments to fair value...........................................         776            599
                                                                                    ---------      ---------
         Balance at end of period................................................   $ 430,188      $ 304,012
                                                                                    =========      =========

         Interest-only strips include overcollateralization balances that represent undivided interests in securitization trusts maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains cash flows until overcollateralization requirements, which are specific to each securitization, are met. At September 30, 2001, the fair value of overcollateralization related cash flows was $195.7 million.

4.       Servicing Rights

         Activity for servicing rights for the three-month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                                   September 30,
                                                                           ---------------------------
                                                                              2001              2000
                                                                           ---------         ---------
         Balance at beginning of period................................    $ 102,437         $  74,919
         Initial recognition of servicing rights.......................        9,471            11,373
         Amortization..................................................       (6,596)           (3,753)
                                                                           ---------         ---------
         Balance at end of period......................................    $ 105,312         $  82,539
                                                                           =========         =========

         Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis -- Securitization Accounting Considerations." Impairments, if they occur, would be recognized in a valuation allowance for each impaired stratum in the period of adjustment. As of September 30, 2001, no valuation allowance for impairment was required.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001

5.       Other Assets and Other Liabilities

         Other assets were comprised of the following (in thousands):

                                                                                         September 30,         June 30,
                                                                                             2001                2001
                                                                                         -------------         -------
         Goodwill, net of amortization of $3,469 .............................             $15,121             $15,121
         Financing costs, debt offering ......................................               7,821               7,707
         Due from securitization trusts for servicing related activities .....               5,002               5,430
         Other ...............................................................               9,332               4,760
         Real estate owned ...................................................               3,206               2,322
         Investments held to maturity ........................................                 938                 945
                                                                                           -------             -------
                                                                                           $41,420             $36,285
                                                                                           =======             =======

         Other liabilities were comprised of the following (in thousands):

                                                                                         September 30,         June 30,
                                                                                             2001                2001
                                                                                         -------------         -------
         Commitments to fund closed loans .....................................            $31,253             $29,130
         Escrow deposits held .................................................              6,889               6,425
         Other ................................................................                855               3,079
                                                                                           -------             -------
                                                                                           $38,997             $38,634
                                                                                           =======             =======

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable

         Subordinated debt was comprised of the following (in thousands):

                                                                                         September 30,         June 30,
                                                                                             2001                2001
                                                                                         -------------         --------
         Subordinated debt (a).................................................            $568,546            $524,003
         Subordinated debt - money market notes (b)............................              13,665              13,947
                                                                                           --------            --------
         Total subordinated debt...............................................            $582,211            $537,950
                                                                                           ========            ========

         Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                                         September 30,         June 30,
                                                                                             2001                2001
                                                                                         -------------         --------
         Warehouse and operating revolving line of credit (c)..................             $ 31,797           $ 34,199
         Warehouse revolving line of credit (d)................................               14,701             11,235
         Lease funding facility (e)............................................                4,606              5,474
         Other debt............................................................                   77                156
                                                                                            --------           --------
         Total warehouse lines and other notes payable.........................             $ 51,181           $ 51,064
                                                                                            ========           ========


         (a) Subordinated debt due October 2001 through September 2011, interest rates ranging from 6.25% to 13.5%; subordinated to all of the Company's senior indebtedness.
         (b) Subordinated debt-money market notes due upon demand, interest rates ranging from 5.35% to 6.15%; subordinated to all of the Company's senior indebtedness.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable (continued)

         (c) $50 million warehouse and operating revolving line of credit expiring December 2001, interest rates ranging from LIBOR plus 1.5% to LIBOR plus 2.0%, collateralized by certain loan receivables and certain interest-only strips from securitization trusts. At any time the amount drawn for operating purposes is limited to $5 million.
         (d) $25 million warehouse revolving line of credit expiring February 2002, interest rate of LIBOR plus 1.75%, collateralized by certain loan receivables.
         (e) Lease funding facility matures through December 2004, interest rate of LIBOR plus 1.77%, collateralized by certain lease receivables.

         Warehouse lines and other notes payable were collateralized by $46.5 million of loan and lease receivables and $37.2 million of interest-only strips at September 30, 2001.

         In addition to the above the Company had available to it the following credit facilities:

         o $200 million revolving line of credit expiring January 2002, interest rate ranges from LIBOR plus 0.95% to 1.15%, fundings to be collateralized by certain loan receivables. This line was unused at September 30, 2001.
         o $200 million revolving line of credit expiring March 2002, interest rate of commercial paper rates plus 0.99%, fundings to be collateralized by certain loan receivables. This line was unused at September 30, 2001.
         o $300 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility expiring July 2002. See "Management's Discussion and Analysis-- Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.

         Under a registration statement declared effective by the Securities and Exchange Commission on October 30, 2000, we registered $350.0 million of subordinated debt. $338.8 million of subordinated debt was issued under this registration during fiscal 2001 and in fiscal 2002 until, on October 16, 2001, the Securities and Exchange Commission declared a new registration statement effective for the issuance of an additional $325.0 million of subordinated debt. The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. Under the terms of the subordinated debt agreements there are no limit on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001

7.       Contingencies

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

8.       Derivative Financial Instruments

         A primary market risk exposure that the Company faces is interest rate risk. Interest rate risk occurs due to potential changes in interest rates between the date fixed rate loans are originated and the date of securitization. The Company utilizes hedging strategies to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. See "Management's Discussion and Analysis -- Interest Rate Risk Management" for further discussion of the Company's hedging strategy and use of derivative financial instruments.

9.       Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):

                                                        Three Months Ended
                                                           September 30,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
         Earnings
         (a) Net Income                               $ 1,362       $ 1,354
                                                      =======       =======
         Average Common Shares
         (b) Average common shares outstanding          2,907         3,656

             Average potentially dilutive shares          186            61
                                                      -------       -------
         (c) Average common and potentially
             Dilutive shares                            3,093         3,717
                                                      =======       =======
         Earnings Per Common Share
         Basic (a/b)                                  $  0.47       $  0.37
         Diluted (a/c)                                $  0.44       $  0.36

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001

10.      Segment Information

         The Company has three operating segments: Loan Origination, Treasury and Funding, and Servicing.

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

         The All Other segment mainly represents activities that do not meet the thresholds for determining reportable segments as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This segment includes financial assets not related to operating segments, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified. Transactions between reportable segments are reported at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Reconciling items represent elimination of inter-segment income and expense items.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001


10.      Segment Information (continued)


Three months ended September 30, 2001
(in thousands)                             Loan        Treasury                             Reconciling
                                       Origination   and Funding   Servicing    All Other      Items      Consolidated
                                       -----------   -----------   ---------    ---------   -----------   ------------
External revenues:
   Gain on sale of loans...........    $ 35,356       $     --      $     --     $     --     $    --       $ 35,356
   Interest income.................       1,752            276           514        7,736          --         10,278
   Non-interest income.............       3,449             --         8,137           --      (6,548)         5,038
Inter-segment revenues.............          --         17,225            --       16,202     (33,427)            --
Operating expenses:
   Interest expense................       4,971         16,588           144       12,505     (17,225)        16,983
   Non-interest expense............       9,390          2,638         6,772       10,805          --         29,605
   Depreciation and amortization...         819             33           256          628          --          1,736
   Inter-segment expense...........      22,750             --            --           --     (22,750)            --
Income tax expense.................       1,104           (739)          621           --          --            986
                                       --------       --------      --------     --------     -------       --------
Net income (loss)..................    $  1,523       $ (1,019)     $    858     $     --     $    --       $  1,362
                                       --------       --------      --------     --------     -------       --------
Segment assets.....................    $107,871       $180,371      $109,382     $420,906     $    --       $818,530
                                       ========       ========      ========     ========     =======       ========


Three months ended September 30, 2000
(in thousands)                             Loan        Treasury                             Reconciling
                                       Origination   and Funding   Servicing    All Other      Items      Consolidated
                                       -----------   -----------   ---------    ---------   -----------   ------------
External revenues:
   Gain on sale of loans...........      26,090             --            --           --          --         26,090
   Interest income.................       1,562            197           442        5,598          --          7,799
   Non-interest income.............       3,028             --         5,176           --      (3,670)         4,534
Inter-segment revenues.............          --         12,759            --        9,919     (22,678)            --
Operating expenses:
   Interest expense................       5,003         11,420           166        8,977     (12,759)        12,807
   Non-interest expense............       9,463          2,823         3,419        5,834          --         21,539
   Depreciation and amortization...         888             34           193          706          --          1,821
   Inter-segment expense...........      13,589             --            --           --     (13,589)            --
Income tax expense.................         694           (528)          736           --          --            902
                                       --------       --------      --------     --------     -------       --------
Net income (loss)..................    $  1,043       $   (793)     $  1,104     $     --     $    --       $  1,354
                                       --------       --------      --------     --------     -------       --------
Segment assets.....................    $103,169       $127,496      $ 87,035     $310,040     $    --       $627,740
                                       ========       ========      ========     ========     =======       ========

           American Business Financial Services, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1 of this Quarterly Report, and the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2001, incorporated by reference in this Form 10-Q in their entirety.

Forward-Looking Statements

         Some information in this Quarterly Report on Form 10-Q may contain forward-looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "are expected to," "will continue to," "is anticipated," "believes," "estimate," "projected," "intends to" or other similar words. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties which could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this document. You should not place undue reliance on any forward-looking statement.


General

         We are a diversified financial services organization operating throughout the United States. We originate, sell and service loans to businesses secured by real estate and other business assets and home equity loans, typically to credit impaired borrowers secured by first and second mortgages, through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program. Through this program we purchase home equity loans from other financial institutions which may have more stringent underwriting guidelines than ours. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization.

         The loans we originate primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. We originate loans through a combination of channels including a centralized processing center located in Bala Cynwyd, Pennsylvania and a retail branch network of offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and our operations and for general corporate purposes including, but not limited to, repurchases of our outstanding common stock.

         Prior to January 1, 2001, the Company originated conventional first mortgage loans, which were sold in the secondary mortgage market. Effective January 1, 2001 we de-emphasized this business as a result of our strategy of focusing on our most profitable lines of business. We may from time to time consider originating conventional first mortgage loans on a limited basis in the future.

         In January 2001, we renamed our subsidiary, formerly New Jersey Mortgage and Investment Corporation, to American Business Mortgage Services, Inc., to better reflect its national presence.

         Effective December 31, 1999, we de-emphasized and subsequent to such date, we discontinued the equipment leasing origination business as a result of our strategy of focusing on our most profitable lines of business.

         During fiscal 2001 and the first quarter of fiscal 2002, declines in market interest rates resulted in average interest rate spreads related to our loans securitized during this period improving approximately 195 basis points at September 30, 2001 from the fourth quarter of fiscal 2000. Spread refers to the difference between the average coupon rate we charge on our fixed rate loans, and the weighted average pass-through rate we pay to investors for interests issued in connection with a securitization. Increased spreads result in increases in the residual cash flow we will receive on securitized loans and corresponding increases in the gains we recognized on the sale on loans in securitization. See "-- Securitization Accounting Considerations" for further details. There can be no assurances that interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of profitability would become more difficult than during a stable or falling interest rate environment. We would address the challenge presented by a rising rate environment by carefully monitoring our product pricing, the actions of our competition, market trends, and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "--Interest Rate Risk Management - Loans Available for Sale" for a discussion of our hedging strategies.

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

         The following table summarizes the volume of loan securitizations and whole loan sales for the three months ended September 30, 2001 and 2000 (in millions):

                                                          Three Months Ended
                                                             September 30,
                                                         --------------------
Securitizations:                                           2001         2000
                                                         -------      -------
Business loans.........................................  $  29.9      $  23.2
Home equity loans......................................    259.9        233.6
                                                         -------      -------
   Total...............................................  $ 289.8      $ 256.8
                                                         =======      =======

Gain on sale of  loans through securitization..........  $  35.4      $  26.1
Securitization gains as a percentage of total revenue..     69.8%        67.9%
Whole loan sales.......................................  $  28.9      $  16.2
Premiums on whole loan sales...........................  $   1.2      $   0.4

         Our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The strategy of selling loans through securitizations requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. In addition, due to the timing difference between the period when costs are incurred in connection with the origination of loans and their subsequent sale through the securitization process, we have operated on a negative cash flow basis in the past and anticipate that we will continue to do so in the foreseeable future, which could adversely impact our results of operations and financial condition. See "--Liquidity and Capital Resources" for a discussion of our liquidity and cash flows.

         Several factors affect our ability to complete securitizations on a profitable basis. These include conditions in the securities markets generally, such as fluctuations in interest rates described below, conditions in the asset-backed securities markets relating to the types of financial assets we originate and credit quality of the managed portfolio of loans, which includes loans on our balance sheet and securitized loans we service for others. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         From our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization, the pass-through rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period of September 1998 through June 2000, the average coupon on our loans securitized increased only 71 basis points. As noted previously, during fiscal 2001 and the first quarter of fiscal 2002, declines in market interest rates resulted in interest rate spreads related to our securitized loans improving by an average of 195 basis points from the fourth quarter of fiscal 2000. There can be no assurances that spreads will continue to improve or remain at current levels.

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. The value of our interest-only strips totaled $430.2 million and the value of our servicing rights totaled $105.3 million at September 30, 2001. Together, these two assets represent 65.4% of our total assets at September 30, 2001. Although we believe our carrying value represents the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from our estimates. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "--Interest Rate Risk Management - Interest-Only Strips and Servicing Rights" for further discussion of the impact of changes in the assumptions described above.

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

Subordinated Debt and Other Borrowings

         We rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay maturing subordinated debt. At September 30, 2001, $582.2 million of subordinated debt was outstanding and warehouse and other revolving credit facilities totaling $775.0 million were available, of which $61.2 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund loans prior to securitization. See "--Liquidity and Capital Resources" for a discussion of short-term and long-term liquidity.

Securitization Accounting Considerations

         Our securitizations involve a two-step transfer that qualified for sale accounting under Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and also qualifies under SFAS No. 140, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity then sells the loans to a qualified special purpose entity ("the Trust"), transferring title of the loans and isolating those assets from our Company's. Finally, the Trust issues certificates to investors to raise the cash purchase price, collects proceeds on behalf of the certificate holders, distributes proceeds and has a distinct legal standing from the Company.

         When we securitize our loans by selling them to trusts we receive cash and an interest-only strip, which represents our retained interest in the securitized loans. The trust issues multi-class securities, which derive their cash flows from the pool of securitized loans. These securities, which are senior to our interest-only strips in the trusts, are sold to public investors. In addition, when we securitize our loans we retain the right, for a fee paid to us, to service the loans which creates an asset that we refer to as our servicing rights. Servicing includes billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

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

         The overcollateralization requirements for a mortgage loan securitization, which are different for each securitization, include:

         (1) The initial requirement, if any, is a percentage of the original balance of loans securitized and is paid in cash at the time of sale;
         (2) The final target is a percentage of the original balance of loans securitized and is funded from the monthly excess cash flow; and
         (3) The stepdown overcollateralization requirement is a percentage of the remaining balance of loans securitized. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us until the overcollateralization balance declines to a specific floor. The stepdown period generally begins at the later of 30 months or when the remaining balance of loans securitized is less than 50% of the original balance of securitized loans.

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At September 30, 2001, investments in interest-only strips in securitizations totaled $430.2 million, including the fair value of overcollateralization related cash flows of $195.7 million.

         We established a $300.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet funding facility with UBS Warburg. Sales into the off-balance sheet conduit facility involve a two-step transfer that qualifies for sale accounting under SFAS No. 125 and with the June 2001 amendment, qualifies under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility can be directed by the sponsor to dispose of the loans, typically this has been accomplished by re-securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the conduit facility are treated as sales for financial reporting purposes. As of September 30, 2001, there was $15.8 million in principal amount of loans in the Warburg conduit facility.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.


       Summary of Selected Mortgage Loan Securitization Trust Information
                    Current Balances as of September 30, 2001
                              (dollars in millions)

                                                2001-3    2001-2    2001-1   2000-4    2000-3    2000-2   2000-1   1999-4   1999-3
                                                ------    ------    ------   ------    ------    ------   ------   ------   ------
Original balance of loans securitized:
--------------------------------------
   Business loans..............................  $  31     $  35    $  29     $  27     $  16    $  28     $  25    $  25    $  28
   Home equity loans...........................    269       320      246       248       134      275       212      197      194
                                                 -----     -----    -----     -----     -----    -----     -----    -----    -----
   Total.......................................  $ 300     $ 355    $ 275     $ 275     $ 150    $ 303     $ 237    $ 222    $ 222
                                                 =====     =====    =====     =====     =====    =====     =====    =====    =====
Current balance of loans securitized:
-------------------------------------
   Business loans..............................  $  30     $  35    $  28     $  25     $  14    $  24     $  22    $  21    $  20
   Home equity loans...........................    269       311      223       213       105      213       150      138      129
                                                 -----     -----    -----     -----     -----    -----     -----    -----    -----
   Total.......................................  $ 299     $ 346    $ 251     $ 238     $ 119    $ 237     $ 172    $ 159    $ 149
                                                 =====     =====    =====     =====     =====    =====     =====    =====    =====
Weighted average coupon on loans securitized:
---------------------------------------------
   Business loans..............................  15.93%    15.95%   16.05%    16.07%    16.06%   16.00%    16.09%   16.10%   15.92%
   Home equity loans...........................  11.17%    11.21%   11.47%    11.58%    11.50%   11.41%    11.35%   11.07%   10.89%
   Total.......................................  11.65%    11.69%   11.97%    12.06%    12.03%   11.88%    11.95%   11.75%   11.55%

Percentage of first mortgage loans.............     86%       87%      88%       85%       85%      79%       78%      80%      82%
Weighted average loan-to-value.................     76%       76%      76%       76%       77%      77%       77%      76%      75%
Weighted average remaining term (months) on
   loans securitized...........................    249       249      244       234       232      241       228      222      227


Original balance of Trust Certificates......... $  306    $  355   $  275    $  275    $  150   $  300    $  235   $  220   $  219
Current balance of Trust Certificates.......... $  305    $  343   $  246    $  229    $  114   $  222    $  159   $  147   $  138
Weighted average pass-through interest rate
   to Trust Certificate holders................   5.72%     6.83%    6.94%     7.05%     7.61%    7.48%     7.35%    7.01%    6.99%
Highest Trust Certificate pass-through rate....   6.14%     6.99%    6.28%     7.05%     7.61%    8.04%     7.93%    7.68%    7.49%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial.....................................     --        --       --        --        --     0.90%     0.75%    1.00%    1.00%
   Final target................................   4.00%     4.40%    4.10%     4.50%     4.75%    5.95%     5.95%    5.50%    5.00%
   Stepdown overcollateralization..............   8.00%     8.80%    8.20%     9.00%     9.50%   11.90%    11.90%   11.00%   10.00%
Required dollar amounts:
   Initial..................................... $   --    $   --   $   --    $   --    $   --   $    3    $    2   $    2   $    2
   Final target................................ $   12    $   16   $   11    $   12    $    7   $   18    $   14   $   12   $   11
Current status:
    Overcollateralization amount............... $   --    $    3   $    5    $    9    $    5   $   15    $   13   $   12   $   11
    Final target reached or anticipated date
      to reach................................. 1/2003   11/2002   6/2002    3/2002    4/2002   2/2002   12/2001      Yes      Yes
    Stepdown reached or anticipated date to
      reach.................................... 4/2005    1/2005  11/2004    4/2004    1/2004  10/2003    6/2003   4/2003   2/2003

Annual surety wrap fee.........................   0.20%     0.20%    0.20%     0.21%     0.21%    0.21%     0.19%    0.21%    0.21%

Servicing rights:
-----------------
   Original balance............................ $   12    $   15   $   11    $   14    $    7   $   14    $   10   $   10   $   10
   Current balance............................. $   12    $   14   $   10    $   11    $    5   $   10    $    7   $    7   $    6

                    Current Balances as of September 30, 2001
                              (dollars in millions)


                                                    1999-2   1999-1   1998-4   1998-3   1998-2   1998-1  1997 (a)  1996 (a)
                                                    ------   ------   ------   ------   ------   ------  --------  --------
Original balance of loans securitized:
--------------------------------------
   Business loans..............................    $    30   $   16   $    9   $   17   $   15   $   16   $   45    $   29
   Home equity loans...........................        190      169       71      183      105       89      130        33
                                                   -------   ------   ------   ------   ------   ------   ------    ------
   Total.......................................    $   220   $  185   $   80   $  200   $  120   $  105   $  175    $   62
                                                   =======   ======   ======   ======   ======   ======   ======    ======

Current balance of loans securitized:
-------------------------------------
   Business loans..............................    $    21   $   10   $    5   $   10   $    6   $    6   $   17    $    8
   Home equity loans...........................        128      104       40      100       48       34       37         8
                                                   -------   ------   ------   ------   ------   ------   ------    ------
   Total.......................................    $   149   $  114   $   45   $  110   $   54   $   40   $   54    $   16
                                                   =======   ======   ======   ======   ======   ======   ======    ======

Weighted average coupon on loans securitized:
---------------------------------------------
   Business loans..............................      15.71%   15.97%   16.06%   15.95%   15.86%   16.00%   15.90%    15.95%
   Home equity loans...........................      10.45%   10.67%   10.77%   10.67%   10.69%   11.04%   11.53%    10.97%
   Total.......................................      11.19%   11.14%   11.33%   11.13%   11.29%   11.80%   12.89%    13.49%

Percentage of first mortgage loans.............         88%      90%      90%      91%      88%      80%      71%       71%
Weighted average loan-to-value.................         76%      77%      76%      78%      77%      74%      71%       67%
Weighted average remaining term (months) on
   loans securitized...........................        232      229      226      224      202      183      169       129

Original balance of Trust Certificates.........    $   219   $  184   $   79   $  198   $  118   $  103   $  171    $   61
Current balance of Trust Certificates..........    $   138   $  105   $   41   $  100   $   49   $   34   $   46    $   12
Weighted average pass-through interest rate to
   Trust Certificate holders...................       6.76%    6.56%    6.03%    5.97%    6.56%    6.79%    7.13%     7.67%
Highest Trust Certificate pass-through rate....       7.13%    6.58%    6.51%    6.30%    6.85%    7.15%    7.29%     7.67%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial.....................................       0.50%    0.50%    1.00%    1.00%    1.50%    1.50%    2.43%     1.94%
   Final target................................       5.00%    5.00%    5.00%    5.00%    5.00%    5.50%    7.43%     8.94%
   Stepdown overcollateralization..............      10.00%   10.00%   10.00%   10.00%   10.00%   11.00%   14.86%    12.90%
Required dollar amounts:
   Initial.....................................    $     1   $    1   $    1   $    2   $    2   $    2   $    4    $    1
   Final target................................    $    11   $    9   $    4   $   10   $    6   $    6   $   13    $    6
Current status:
   Overcollateralization amount................    $    11   $    9   $    4   $   10   $    5   $    6   $    8    $    4
   Final target reached or anticipated date to
      reach....................................        Yes      Yes      Yes      Yes      Yes      Yes      Yes       Yes
   Stepdown reached or anticipated date to
      reach....................................     2/2003   9/2002   3/2002   3/2002      Yes      Yes      Yes       Yes

Annual surety wrap fee.........................       0.19%    0.19%    0.20%    0.20%    0.22%    0.23%    0.26%    0.18%

Servicing rights:
-----------------
   Original balance............................    $    10   $    8   $    3   $    7   $    4   $    4   $    7    $   4
   Current balance.............................    $     6   $    4   $    2   $    3   $    2   $    2   $    4    $   2

(a) Amounts represent combined balances and weighted average percentages for two 1997 securitization pools and two 1996 securitization pools.
Na = not applicable

         Gains on sale of loans through securitizations represent the difference between our net proceeds and the allocated cost of loans securitized. The allocated cost of the loans securitized is determined by allocating their net carrying value between the loans securitized, the interest-only strips and the servicing rights retained, based upon their relative fair values.

         The calculation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and prepayment and credit loss rates on the pool of loans. Estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers and the type of loan. Our interest-only strips and servicing rights are periodically re-evaluated based upon the present value of the expected future cash flows from our interest-only strips and servicing rights related to the loans remaining in the trusts. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and would be adjusted if necessary.

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

         In determining the discount rate applied to residual cash flows, we believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rates. The all-in cost of the trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees which generally range from 19 to 22 basis points combined. From industry experience comparisons, we have determined a spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate that we apply to our residual cash flow portion of our interest-only strips compared to rates used by others in the industry reflects our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below:

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

         o A portfolio credit grade mix comprised of 62% A credits, 23% B credits, 13% C credits, and 2% D credits. In addition, our loss experience is below what is experienced by others in the non-conventional mortgage industry.

         The increase in the discount rate applicable to the residual portion of our interest-only strips at June 30, 2000 from 11% to 13% reflected the overall sustained increase in market interest rates experienced in fiscal 2000 including increases in the all-in cost of the mortgage loan securitization trusts' investor certificates, and increases in the costs of our funding. Although market rates have declined in fiscal 2001 and 2002, no reduction to the discount rate used to value the residual portion of our interest-only strips has been made. We do not believe a decrease in the discount rate is warranted as the current market interest rate decline was mainly due to actions taken by the Federal Reserve Board in an attempt to prevent the potential adverse effect of unstable economic conditions. Additionally, the mortgage lending industry generally has taken no actions to reduce discount rates.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate rate in the mortgage securitization. At September 30, 2001, the average discount rate applied to projected overcollateralization cash flows was 7%. The risk characteristics of the projected overcollateralization cash flows to us do not include prepayment risk and have minimal credit risk. For example, if the entire collateral balance in a securitized pool of loans would prepay, we would fully recover our investment in overcollateralization. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses. Stepdowns of overcollateralization have occurred as scheduled. Overcollateralization represents our investment in the excess collateral in a securitized pool of mortgage loans. Overcollateralization serves as a form of credit enhancement for trust investors.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, at September 30, 2001 was 10%.

         The assumptions for prepayment rates are compared to actual prepayment experience of the individual securitization pool of mortgage loans and an average of the actual experience of other similar pools of mortgage loans at the same number of months after their inception. It is our practice to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans is less than a year old even though actual experience may be different. During this ramp period, before a pool of mortgage loans reaches its expected constant prepayment rate, actual experience both quantitatively and qualitatively is generally not sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different than the average. For pools of mortgage loans greater than one year old prepayment experience trends for the individual pool is considered to be more significant and adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the variance from average experience is significant and is expected to continue.

         During the quarter ended September 30, 2001 our actual prepayment experience was generally higher than our historical averages for prepayments. We have generally maintained our prepayment assumptions, but for some securitization trusts we have increased our prepayment assumptions for the near term, then ramped down to the average historical levels, depending on the seasoning of the trust and the amount of variance of recent experience to average prepayment levels. These changes had an immaterial effect on the value of our interest-only strips and were recorded on an adjustment to comprehensive income in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Our recent increase in prepayment experience has been mainly due to loan refinancings. We do not believe that the current growth in the rate of refinancings is indicative of a long term trend in the non-conforming mortgage market. We believe this recent activity is due to significant decreases in interest rates which have occured over a short period of time which have generated a larger than normal volume of refinancing activity during this period. We believe our assumptions based on average prepayment levels remain valid indicators of future prepayment expectations.

         Credit losses are analyzed in a similar manner to prepayments. Credit loss assumptions are compared to actual experience averages for similar pools and for individual pools. If our analysis indicates that loss experience may be different than our assumptions an adjustment to our assumptions may be made to more closely conform the assumptions to actual experience.

         See "Interest Rate Risk Management -- Interest-Only Strips and Servicing Rights" for further discussion of the impact of changes in the key assumptions used to value our interest-only strips.

         The following tables provide information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights for each securitization trust.

                Summary of Material Mortgage Loan Securitization
        Valuation Assumptions and Actual Experience at September 30, 2001

                                                       2001-3   2001-2   2001-1   2000-4  2000-3   2000-2   2000-1   1999-4  1999-3
                                                       ------   ------   ------   ------  ------   ------   ------   ------  ------
Interest-only strip residual discount rate (a):
   Initial valuation...........................           13%      13%      13%      13%     13%      13%      11%      11%     11%
   Current valuation...........................           13%      13%      13%      13%     13%      13%      13%      13%     13%
Servicing rights discount rate:
   Initial valuation...........................           11%      11%      11%      11%     11%      11%      11%      11%     11%
   Current valuation...........................           11%      11%      11%      11%     11%      11%      11%      11%     11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)........................           11%      11%      11%      10%     10%      10%      10%      10%     10%
     Home equity loans.........................           22%      22%      22%      24%     24%      24%      24%      24%     24%
   Ramp period (months) (b):
     Business loans............................           24       24       24       24      24       24       24       24      24
     Home equity loans.........................           30       30       30       24      24       24       18       18      18
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c) .......................           11%      11%      11%      11%     11%      12%      12%      11%     11%
     Home equity loans ........................           22%      22%      22%      22%     22%      22%      22%      22%     22%
   Ramp period (months) (b):
     Business loans............................           24       24       24       24      24       24       24       24      Na
     Home equity loans.........................           30       30       30       30      30       30       30       30      30
   CPR adjusted to reflect ramp:
     Business loans............................            3%       4%       4%       5%     10%      15%      20%      25%     24%
     Home equity loans.........................            2%       6%      10%      14%     17%      17%      17%      17%     18%
   Current prepayment experience (d):
     Business loans............................           --       --        1%       2%     16%      15%      11%      13%     29%
     Home equity loans.........................           --       --       14%      19%     23%      29%      32%      29%     26%

Annual credit loss rates:
   Initial assumption..........................         0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%    0.30%   0.25%
   Current assumption..........................         0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%    0.30%   0.25%
   Actual experience...........................           --       --       --       --    0.07%    0.04%    0.20%    0.16%   0.19%

Servicing fees:
   Contractual fees............................         0.50%    0.50%    0.50%    0.70%   0.50%    0.50%    0.50%    0.50%   0.50%
   Ancillary fees..............................         1.25%    1.25%    1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   1.25%

(a) Projected cash flows from overcollateralization are discounted at the highest trust certificate pass through rate for each securitization averaging 7% at September 30, 2001. See Summary of Selected Mortgage Loan Securitization Trust Information table for rates specific to each securitization.
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(c) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 24 months then declines to the final expected CPR by month 40.
(d)      Rate is a six-month historical average.

Na = not applicable

                Summary of Material Mortgage Loan Securitization
  Valuation Assumptions and Actual Experience at September 30, 2001 (Continued)

                                                      1999-2   1999-1   1998-4   1998-3   1998-2   1998-1   1997 (f)  1996 (f)
                                                      ------   ------   ------   ------   ------   ------   --------  --------
Interest-only strip residual discount rate (a):
   Initial valuation...........................          11%      11%      11%      11%      11%      11%      11%       11%
   Current valuation...........................          13%      13%      13%      13%      13%      13%      13%       13%
Servicing rights discount rate:
   Initial valuation...........................          11%      11%      11%      11%      11%      11%      11%       11%
   Current valuation...........................          11%      11%      11%      11%      11%      11%      11%       11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)........................          10%      10%      13%      13%      13%      13%      13%       13%
     Home equity loans.........................          24%      24%      24%      24%      24%      24%      24%       24%
   Ramp period (months) (b):
     Business loans............................          24       24       24       24       24       24       24        24
     Home equity loans.........................          18       18       12       12       12       12       12        12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c) (e)....................          11%      10%      10%      10%      15%      15%      15%       13%
     Home equity loans (e).....................          22%      22%      22%      22%      22%      22%      22%       19%
   Ramp period (months) (b):
     Business loans............................          Na       Na       Na       Na       Na       Na       Na        Na
     Home equity loans.........................          30       30       Na       Na       Na       Na       Na        Na
   CPR adjusted to reflect ramp:
     Business loans............................          22%      19%      16%      13%      30%      33%      30%       13%
     Home equity loans.........................          20%      22%      28%      25%      22%      22%      22%       19%
   Current prepayment experience (d):
     Business loans............................          17%      15%      28%      10%      30%      33%      30%       12%
     Home equity loans.........................          22%      24%      32%      25%      21%      26%      22%       19%

Annual credit loss rates:
   Initial assumption..........................        0.25%    0.25%    0.25%    0.25%    0.25%    0.25%    0.25%     0.25%
   Current assumption..........................        0.25%    0.30%    0.40%    0.40%    0.55%    0.45%    0.28%     0.28%
   Actual experience...........................        0.22%    0.30%    0.41%    0.41%    0.53%    0.42%    0.27%     0.29%

Servicing fees:
   Contractual fees............................        0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%     0.50%
   Ancillary fees..............................        1.25%    1.25%    1.25%    1.25%    0.75%    0.75%    0.75%     0.75%

(a) Projected cash flows from overcollateralization are discounted at the highest trust certificate pass through rate for each securitization averaging 7% at September 30, 2001. See Summary of Selected Mortgage Loan Securitization Trust Information table for rates specific to each securitization.
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(c) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 24 months then declines to the final expected CPR by month 40.
(d)      Rate is a six-month historical average.
(e) Business loan assumption ramps down from current rate to 15% over 6 months remaining constant at 15% for deals 1997-1, 1997-2, 1998-1 and 1998-2. Home equity loan assumption ramps down from current rate to 22% over 6 months, remaining constant at 22% for Trusts 1998-3 and 1998-4.
(f) Amounts represent weighted average percentages for two 1997 securitization pools and two 1996 securitization pools.

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

         Lease Securitizations. We have in the past securitized two pools of leases. As of December 31, 1999, we de-emphasized the lease origination business but continue to service the remaining leases in our managed portfolio. The interest-only strips and servicing rights we retain on these securitized pools represent only 1% of our securitization residual assets at September 30, 2001.

         Servicing Rights. When loans are sold through a securitization, the servicing on the loans is retained and we capitalize the benefit associated with the rights to service securitized loans, net of estimated compensation that would be required by a substitute servicer, based on those servicing rights allocated cost based upon their relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 to 70 basis points which are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. Prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us as servicer as payments are collected from the borrowers. In addition we are allowed to retain the interest paid on funds held in trust collection accounts until these funds are distributed to trust investors.

         Fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation which would be required by a substitute servicer for servicing. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value.

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

         In addition, although prepayments increased during the quarter ended September 30, 2001 compared to our historical averages, we have generally found that the non-conforming mortgage market is less sensitive to prepayments due to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing.

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows. At September 30, 2001, servicing rights totaled $105.3 million, compared to $102.4 million at June 30, 2001.

RESULTS OF OPERATIONS

Overview

         For the first quarter of fiscal 2002, net income remained level at $1.4 million compared to the first quarter of fiscal 2001. Diluted earnings per common share increased to $0.44 on average common shares of 3,093,000 compared to $0.36 per share on average common shares of 3,717,000 for the first quarter of fiscal 2001. The increase in earnings per share was due to the lower number of shares outstanding due to our repurchases of our common stock. Dividends of $0.07 per share were paid for the quarters ended September 30, 2001 and 2000. The common dividend payout ratio based on diluted earnings per share was 15.9% for the first quarter of fiscal 2002 compared to 19.4% for the first quarter of fiscal 2001.

         On October 1, 2001, the Company's Board of Directors declared a 10% stock dividend to be paid on November 5, 2001 to shareholders of record on October 22, 2001. In conjunction with the Board's resolution, all outstanding stock option shares and exercise prices were adjusted. Accordingly, all outstanding shares, earnings per common share, dividend per share, average common share and stock option amounts have been retroactively adjusted to reflect the effect of the stock dividend.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the market price level of our common stock, which was at the time, and has continued to, trade at below book value. In addition, our earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. The repurchase program was extended in fiscal 2002 to authorize the purchase of up to 10% of the then outstanding shares which totaled approximately 2,661,000 shares at that date. In the first quarter of fiscal 2002, we repurchased 240,000 shares of common stock and subsequent to September 30, 2001 the full 10% repurchase was completed. The cumulative effect of the stock repurchase program was an increase in diluted earnings per share of $0.08 for the first quarter of fiscal 2002. In November 2001, the Board of Directors authorized the repurchase of an additional 10% of the then outstanding shares which totaled approximately 2,628,000 shares.

         The following schedule details our loan originations (in thousands):

                                           Three Months Ended
                                              September 30,
                                          ---------------------
                                            2001           2000
                                          --------       --------
Business purpose loans.................   $ 29,624       $ 29,854
Home equity loans......................    289,425        281,060
                                          --------       --------
                                          $319,049       $310,914
                                          ========       ========

Loan Originations

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, decreased $0.2 million, or 0.8%, for the three months ended September 30, 2001, to $29.6 million from $29.8 million for the three months ended September 30, 2000.

         Home equity loans originated by our subsidiaries Upland Mortgage and American Business Mortgage Services and through the Bank Alliance Program, increased $8.4 million, or 3.0% to $289.4 million from $281.1 million for the three months ended September 30, 2000. The consumer mortgage group continues to focus on increasing efficiencies and productivity gains made in fiscal 2001 by refining marketing techniques and integrating technological improvements into the loan origination process. In addition, they are continuing to realize the benefits of changes made in fiscal 2001 to management structures and consolidation of branch offices.

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                   Three Months Ended
                                      September 30,
                                ------------------------      Percentage
                                  2001            2000          Change
                                --------        --------      ----------
Total revenues...............   $ 50,672        $ 38,423         31.9%
Total expenses...............   $ 48,324        $ 36,167         33.6%
Net income...................   $  1,362        $  1,354          0.6%

Return on average equity.....       8.17%           8.58%
Return on average assets.....       0.68%           0.88%

Earnings per share:
   Basic.....................   $   0.47        $   0.37         27.0%
   Diluted...................   $   0.44        $   0.36         22.2%
Dividends declared per share.   $   0.07        $   0.07           --%

         Total Revenues. For the first quarter of fiscal 2002, total revenues increased $12.2 million, or 31.9%, to $50.7 million from $38.4 million for the first quarter of fiscal 2001. Growth in total revenues was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans. Gain on sale of loans increased $9.3 million, or 35.5%, to $35.4 million on the securitization of $289.8 million of loans for the first quarter of fiscal 2002 from $26.1 million on the securitization of $256.8 million of loans in the first quarter of fiscal 2001.

         The increase in securitization gains for the three months ended September 30, 2001 was mainly due to an increase in interest rate spreads. The securitization gain as a percentage of loans securitized increased to 12.2% for the three months ended September 30, 2001 from 10.2% on loans securitized for the three months ended September 30, 2000. Increases in interest rate spreads increase residual cash flows to us and corresponding increases in the gains we recognize on the sale of loans into Securitizations. See "-- Securitization Accounting Considerations" for further detail.

         The increase in spread for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 resulted from decreases in pass-through rates on investor certificates issued by securitization trusts. For loans securitized during the three months ended September 30, 2001, the average coupon was 11.65%, a decrease from 12.01% on loans securitized during the three months ended September 30, 2000. However, the average interest rate on trust certificates issued in mortgage loan securitizations during the three months ended September 30, 2001 was 5.72%, a decrease from 7.61% during the three months ended September 30, 2000. The resulting net improvement in spread was approximately 153 basis points.

         Interest and Fees. Interest and fee income for the first quarter of fiscal 2002 increased $0.7 million, or 13.4%, to $5.9 million from $5.2 million in the first quarter of fiscal 2001. Interest and fee income consists primarily of interest income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loan originations.

         Interest income for the first quarter of fiscal 2002 increased $0.3 million, or 15.5%, to $2.5 million from $2.2 million in the first quarter of fiscal 2001. The increase in the first quarter was due to a modification of the terms of our securitization, which allowed us to retain interest income we had accrued up until the point of the sale. Previously all accrued interest income was retained by the securitization trust when collected.

         Premiums on whole loan sales increased $0.8 million, to $1.2 million for the first quarter of fiscal 2002 from $0.4 million in the first quarter of fiscal 2001. The volume of whole loan sales increased 78.4%, to $28.9 million for the three months ended September 30, 2001 from $16.2 million for the three months ended September 30, 2000. In addition to increases in the volume of whole loan sales, the average premium earned on whole loan sales increased during the period.

         Other fees collected in connection with the origination process declined by $0.4 million, mainly due to the decrease in average points earned on loan originations in the first quarter of fiscal 2001 from the first quarter of fiscal 2000.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the yield component of cash flows received on interest-only strips. Interest accretion of $7.7 million was earned in the three-month period ended September 30, 2001, compared to $5.6 million in the three months ended September 30, 2000. The increase reflects the growth in the balance of our interest-only strips of $126.2 million, or 41.5%, to $430.2 million at September 30, 2001 from $304.0 million at September 30, 2000. In addition, cash flows for the three months ended September 30, 2001 from interest-only strips increased $6.7 million, or 39.0%, from the same period of fiscal 2001 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels.

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

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended September 30, 2001, servicing income increased $0.1 million, or 9.4%, to $1.6 million from $1.5 million for the three months ended September 30, 2000 as both fees collected and amortization of fees increased proportionally from those of the prior year period.

         The following table summarizes the components of servicing income for the three-month periods ended September 30, 2001 and 2000 (in thousands):

                                                     Three Months Ended
                                                        September 30,
                                                     ------------------
                                                        2001     2000
                                                     --------- --------
        Contractual and ancillary fees...........    $  8,232  $  5,248
        Amortization of servicing rights.........      (6,596)   (3,753)
                                                     --------  --------
                                                     $  1,636  $  1,495
                                                     ========= ========

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans. We periodically perform a valuation analysis of servicing rights to determine their fair value. If our valuation analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be required. To date, our valuation analysis has not indicated any impairment, other than a $0.7 million writedown recorded in the fourth quarter of fiscal 2000, and no valuation allowance has been required. Impairment is measured as the excess of carrying value over fair value.

         Total Expenses. Total expenses increased $12.2 million, or 33.6%, to $48.3 million for the three months ended September 30, 2001 compared to $36.2 million for the three months ended September 30, 2000. As described in more detail below, these increases were a result of increased interest expense attributable to the issuance of subordinated debt, increases in employee related costs, and an increase in general and administrative expense.

         Interest Expense. For the first quarter of fiscal 2002, interest expense increased $4.2 million, or 32.6%, to $17.0 million from $12.8 million for the first quarter of fiscal 2001. The increase was attributable to an increase in the amount of subordinated debt outstanding and the average rate paid during the first quarter of fiscal 2002. The proceeds from the subordinated debt were used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems technology and Internet capabilities required to position us for future growth. Average subordinated debt outstanding during the three months ended September 30, 2001 was $567.0 million compared to $405.5 million during the three months ended September 30, 2000. Average interest rates paid on subordinated debt outstanding were 11.14% during the three months ended September 30, 2001 compared to 10.81% during the three months ended September 30, 2000. Rates offered on subordinated debt decreased in the fourth quarter of fiscal 2001 and have continued to decrease in fiscal 2002 in response to decreases in market rates as well as our lower cash needs.

         The increase in interest expense related to subordinated debt was partially offset by the impact of a decrease in the average outstanding balances under warehouse lines of credit and decreased rates paid on warehouse lines. The average outstanding balances under warehouse lines of credit were $28.0 million during the three months ended September 30, 2001, compared to $56.7 million during the three months ended September 30, 2000. This decrease was due to the increased utilization of proceeds from the sale of subordinated debt to fund loan originations and greater utilization of off-balance sheet facilities. Interest rates paid on warehouse lines are generally based on LIBOR (London Inter Bank Offered Rate) plus a spread. LIBOR has decreased from approximately 6.7% at September 30, 2000 to 2.6% at September 30, 2001. Borrowings under warehouse lines of credit are secured by mortgage loans and represent advances of cash to us, usually at 98% of the principal amount of the mortgage loan used as collateral. These borrowings are for a limited duration, generally no more than 270 days, pending the ultimate sale of the mortgage loans through securitization or whole loan sale, either of which will generate the proceeds necessary to retire the borrowing.

         Provision for Credit Losses. The provision for credit losses for the quarter ended September 30, 2001 increased to $1.4 million as compared to $0.9 million for the quarter ended September 30, 2000. The increase in the provision for credit losses was primarily due to increases in delinquencies and loans in non-accrual status held as available for sale. See "--Managed Portfolio Quality" for further detail.

         The following tables summarize the changes in the allowance for credit losses by loan and lease type for the three-month periods ended September 30, 2001 and 2000 (in thousands):

                                            Business     Home Equity    Equipment
Three Months Ended September 30, 2001         Loans         Loans         Leases         Total
-------------------------------------       --------     -----------    ---------        ------
Balance at beginning of period...........    $  591        $1,473         $ 416          $2,480
Provision for credit losses..............       617           758            61           1,436
(Charge-offs) recoveries, net............       (94)         (348)         (118)           (560)
                                             ------        ------         -----          ------
Balance at end of period.................    $1,114        $1,883         $ 359          $3,356
                                             ======        ======         =====          ======

                                            Business     Home Equity    Equipment
Three Months Ended September 30, 2000         Loans         Loans         Leases         Total
-------------------------------------       --------     -----------    ---------        ------
Balance at beginning of period...........     $ 462        $  508         $ 319          $1,289
Provision for credit losses..............        44           370           454             868
(Charge-offs) recoveries, net............        (1)         (145)         (415)           (561)
                                              -----        ------         -----          ------
Balance at end of period.................     $ 505        $  733         $ 358          $1,596
                                              =====        ======         =====          ======

         An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $3.4 million, or 4.2% of gross receivables, at September 30, 2001 compared to $2.5 million, or 2.9% of gross receivables, at June 30, 2001.

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

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The new standard requires that we record the obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans whether or not we actually repurchase the loans. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the three months ended September 30, 2001 and the years ended June 30, 2001 and 2000. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases have occurred.

      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                                   2000-3   2000-2   2000-1   1999-3   1999-1   1998-4   1998-3
                                                   ------   ------   ------   ------   ------   ------   ------
Three months ended September 30, 2001:
    Business loans.............................    $   --   $   --   $   --   $   --   $   40   $  283  $    --
    Home equity loans..........................                                           865    1,020      610
                                                   ------   ------   ------   ------   ------   ------  -------
        Total..................................    $   --   $   --   $   --   $   --   $  905   $1,303  $   610
                                                   ======   ======   ======   ======   ======   ======  =======
    Number of loans repurchased................        --       --       --       --        7       14        3

Year ended June 30, 2001:
   Business loans..............................    $   --   $   --   $   --   $   --   $   --   $  173  $   803
   Home equity loans...........................        88      330       --       --       --    1,310    3,886
                                                   ------   ------   ------   ------   ------   ------  -------
        Total..................................    $   88   $  330   $   --   $   --   $   --   $1,483  $ 4,689
                                                   ======   ======   ======   ======   ======   ======  =======
   Number of loans repurchased.................         1        2       --       --       --       10       48

Year ended June 30, 2000:
   Business loans..............................    $   --   $   --   $   --   $  101   $   --   $   --  $    --
   Home equity loans...........................        --       --      167       --       --      363      106
                                                   ------   ------   ------   ------   ------   ------  -------
        Total..................................    $   --   $   --   $  167   $  101   $   --   $  363  $   106
                                                   ======   ======   ======   ======   ======   ======  =======
   Number of loans repurchased.................    $   --   $   --   $    3   $    1   $   --        3        1


(Continued)                                        1998-2   1998-1   1997-2   1997-1   1996-2   1996-1   Total
                                                   ------   ------   ------   ------   ------   ------   -----
Three months ended September 30, 2001:
     Business loans............................    $  175   $1,103   $   --   $   --   $   --   $  103  $ 1,704
     Home equity loans.........................       271    1,345       --       --       --       --    4,111
                                                   ------   ------   ------   ------   ------   ------  -------
        Total..................................    $  446   $2,448   $   --   $   --   $   --   $  103  $ 5,815
                                                   ======   ======   ======   ======   ======   ======  =======
     Number of loans repurchased...............         5       29       --       --       --        1       59

Year ended June 30, 2001:
   Business loans..............................    $  215   $  428   $2,252   $   --   $  380   $  250  $ 4,501
   Home equity loans...........................     1,284    1,686    1,764       --       92      109   10,549
                                                   ------   ------   ------   ------   ------   ------  -------
      Total....................................    $1,499   $2,114   $4,016   $   --   $  472   $  359  $15,050
                                                   ======   ======   ======   ======   ======   ======  =======
   Number of loans repurchased.................        13       31       37       --        8        4      154

Year ended June 30, 2000:
   Business loans..............................    $  827   $   --   $  153   $2,441   $  337   $  259  $ 4,118
   Home equity loans                                2,588      165       84    1,123      114       --    4,710
                                                   ------   ------   ------   ------   ------   ------  -------
     Total.....................................    $3,415   $  165   $  237   $3,564   $  451   $  259  $ 8,828
                                                   ======   ======   ======   ======   ======   ======  =======
   Number of loans repurchased.................        24        1        6       35        6        1       81

         Employee Related Costs. For the first quarter of fiscal 2002, employee related costs increased $0.9 million, or 13.3%, to $7.8 million, from $6.9 million in the first quarter of fiscal 2001. The increase was attributable to annual salary increases as well as increases in the costs of providing group insurance benefits to employees.

         Sales and Marketing Expenses. For the first quarter of fiscal 2001, sales and marketing expenses increased $0.3 million, or 6.1%, to $6.1 million from $5.7 million for the first quarter of fiscal 2000. Expenses for direct mail advertising increased $1.2 million for the three months ended September 30, 2001 compared to the prior year three-month period. This increase was partially offset by a $0.7 million decrease in newspaper advertising costs for our subordinated debt products. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations.

         General and Administrative Expenses. For the first quarter of fiscal 2002, general and administrative expenses increased $6.1 million, to $16.0 million from $9.9 million for the first quarter of fiscal 2001. The increase was primarily attributable to increases of approximately $4.8 million in costs associated with servicing and collection of our larger total managed portfolio including expenses associated with REO and delinquent loans, and $0.8 million in expenses related to the issuance of subordinated debt, and $0.3 million of expenses related to investments in Internet and other technology capabilities.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(in thousands, except per share data)

                                                                                 September 30,     June 30,
                                                                                      2001           2001
                                                                                 -------------  --------------
Cash and cash equivalents....................................................    $    105,594    $    91,092
Loan and lease receivables, net:
   Available for sale........................................................          76,268         83,241
   Interest, fees and other..................................................          15,085         16,549
Interest-only strips.........................................................         430,188        398,519
Servicing rights.............................................................         105,312        102,437
Receivables for sold loans ..................................................          21,518         14,157
Total assets.................................................................         818,530        766,487

Subordinated debt............................................................         582,211        537,950
Warehouse lines and other notes payable......................................          51,181         51,064
Total liabilities............................................................         753,147        699,625
Total stockholders' equity...................................................          65,383         66,862

Book value per common share..................................................    $      23.96    $     22.52
Total liabilities to tangible equity (c).....................................           15.0x          13.5x
Adjusted debt to tangible equity (a)(c)......................................           11.2x          10.2x
Subordinated debt to tangible equity (c).....................................           11.6x          10.4x
Interest-only strips to adjusted  tangible equity (b)(c).....................            4.1x           3.5x

(a)      Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.
(c) Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $52.0 million, or 6.8%, to $818.5 million at September 30, 2001 from $766.5 million at June 30, 2001 primarily due to increases in cash and cash equivalents, interest-only strips and receivables for sold loans.

         Cash and cash equivalents increased $14.5 million, or 15.9%, due to receipts from sales of subordinated debt and cash receipts from our interest-only strips in excess of our cash needs.

         Activity of our interest-only strips for the three months ended September 30, 2001 and 2000 was as follows (in thousands):

                                                                                September 30,
                                                                            --------------------
                                                                              2001        2000
                                                                            --------    --------
         Balance at beginning of period...................................  $398,519    $277,872
         Initial recognition of interest-only strips, including initial
               overcollateralization of $0 and $2,331.....................    33,636      27,545
         Required purchases of additional overcollateralization...........    13,508       9,649
         Interest accretion...............................................     7,736       5,598
         Cash flow from interest-only strips..............................   (23,987)    (17,251)
         Net adjustments to fair value....................................       776         599
                                                                            --------    --------
         Balance at end of period.........................................  $430,188    $304,012
                                                                            ========    ========

         The following table summarizes the purchases of overcollateralization by trust for the three months ended September 30, 2001 and the years ended June 30, 2001 and 2000. See "-- Securitization Accounting Considerations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                             (dollars in thousands)


                                          2001-2  2001-1  2000-4  2000-3  2000-2  2000-1  Other   Total
                                          ------  ------  ------  ------  ------  ------  -----   -----
Three Months Ended September 30, 2001:
Required purchases of additional
   overcollateralization................  $2,197  $2,886  $2,749  $1,197  $2,434  $1,496  $ 549  $13,508


                                          2001-2  2001-1  2000-4  2000-3  2000-2  2000-1  1999-4  1999-3  1999-2  Other    Total
                                          ------  ------  ------  ------  ------  ------  ------  ------  ------  -----    -----
Year Ended June 30, 2001:
Initial overcollateralization...........  $   --  $   --  $   --  $   --  $  611  $   --  $   --  $   --  $   --  $  --  $   611
Required purchases of additional
   overcollateralization................     959   2,574   6,049   4,051  10,160   7,519   5,960   3,719   2,316    638   43,945
                                          ------  ------  ------  ------ -------  ------  ------  ------  ------  -----  -------
   Total................................  $  959  $2,574  $6,049  $4,051 $10,771  $7,519  $5,960  $3,719  $2,316  $ 638  $44,556
                                          ======  ======  ======  ====== =======  ======  ======  ======  ======  =====  =======


                                            Off-
                                           Balance
                                            Sheet
                                          Facilities  2000-2   2000-1   1999-4   1999-3   1999-2   1999-1   1998-4   1998-3   Total
                                          ----------  ------   ------   ------   ------   ------   ------   ------   ------   -----
Year Ended June 30, 2000
Initial overcollateralization...........   $  2,909   $2,114   $1,776   $2,222   $2,211   $   --   $   --   $   --   $   --  $11,232
Required purchases of additional
   overcollateralization................         --       --    2,303    4,040    5,125    7,585    6,601    1,348    2,923   29,925
                                           --------   ------   ------   ------   ------   ------   ------   ------   ------  -------
   Total................................   $  2,909   $2,114   $4,079   $6,262   $7,336   $7,585   $6,601   $1,348   $2,923  $41,157
                                           ========   ======   ======   ======   ======   ======   ======   ======   ======  =======

         Receivables for sold loans increased $7.4 million, or 52.0%, due to timing settlements for whole loan sales.

         Total liabilities increased $53.5 million, or 7.7%, to $753.1 million from $699.6 million at June 30, 2001 due primarily to an increase in subordinated debt outstanding and accounts payable and accrued expenses. For the first three months of fiscal 2001 subordinated debt increased $44.3 million, or 8.2%, to $582.2 million due to sales of subordinated debt used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems and technology. Subordinated debt was 11.6 times tangible equity at September 30, 2001, compared to 10.4 times as of June 30, 2000. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Accounts payable and accrued expenses increased $6.9 million, or 16.9%, to $48.0 million from $41.0 million at June 30, 2001 primarily due to an increase in accrued interest payable on subordinated debt due to the higher level of subordinated debt.

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                          September 30, 2001         June 30, 2001             March 31, 2001
                                        ----------------------   ----------------------    ----------------------
Delinquency by Type                        Amount         %         Amount          %         Amount        %
                                        ------------  --------   ------------  --------    ------------  --------
Business Purpose Loans
Total managed portfolio............     $    314,076             $   300,192               $   281,824
                                        ============             ===========               ===========
Period of delinquency:
    31-60 days.....................     $      2,626     0.84%   $     3,460      1.15%    $     2,057       .73%
    61-90 days.....................            3,100     0.99          1,837       .61           2,502       .89
    Over 90 days...................           26,958     8.58         22,687      7.56          16,131      5.72
                                        ------------    -----    -----------      ----     -----------      ----
    Total delinquencies............     $     32,684    10.41%   $    27,984      9.32%    $    20,690      7.34%
                                        ============    =====    ===========      ====     ===========      ====
REO................................     $      5,408             $     4,530               $     4,353
                                        ============             ===========               ===========
Home Equity Loans
Total managed portfolio............     $  2,336,007             $ 2,223,429               $ 2,075,899
                                        ============             ===========               ===========
Period of delinquency:
    31-60 days.....................     $     29,477     1.26%   $    16,227       .73%    $    10,881       .52%
    61-90 days.....................           23,519     1.01         14,329       .64          12,185       .59
    Over 90 days...................           58,681     2.51         47,325      2.13          40,997      1.98
                                        ------------    -----    -----------      ----     -----------      ----
    Total delinquencies............     $    111,677     4.78%   $    77,881      3.50%    $    64,063      3.09%
                                        ============    =====    ===========      ====     ===========      ====
REO................................     $     24,662             $    23,902               $    21,760
                                        ============             ===========               ===========
Equipment Leases
Total managed portfolio............     $     55,299             $    65,774               $    77,792
                                        ============             ===========               ===========
Period of delinquency:
    31-60 days.....................     $      1,179     2.13%   $       595       .90%    $       554       .71%
    61-90 days.....................              530     0.96            206       .31             215       .28
    Over 90 days...................              700     1.27            347       .53             553       .71
                                        ------------    -----    -----------      ----     -----------      ----
    Total delinquencies............     $      2,409     4.36%   $     1,148      1.74%    $     1,322      1.70%
                                        ============    =====    ===========      ====     ===========      ====
Combined
Total managed portfolio............     $  2,705,382             $ 2,589,395               $ 2,435,515
                                        ============             ===========               ===========
Period of delinquency:
    31-60 days.....................     $     33,282     1.23%   $    20,282       .78%    $    13,492       .55%
    61-90 days.....................           27,149     1.00         16,372       .63          14,902       .61
    Over 90 days...................           86,339     3.19         70,359      2.72          57,681      2.37
                                        ------------    -----    -----------      ----     -----------      ----
    Total delinquencies............     $    146,770     5.42%   $   107,013      4.13%    $    86,075      3.53%
                                        ============    =====    ===========      ====     ===========      ====
REO................................     $     30,070     1.11%   $    28,432      1.10%    $    26,113      1.07%
                                        ============    =====    ===========      ====     ===========      ====
Losses experienced during the
    three month period(a)(b):
    Loans..........................     $      2,644     0.41%   $     4,168       .68%    $     2,448       .43%
                                                        =====                     ====                      ====
    Leases.........................              118     0.83%            61       .37%            445      2.30%
                                        ------------    =====    -----------      ====     -----------      ====
    Total managed portfolio........     $      2,762     0.42%   $     4,229       .68%    $     2,893       .49%
                                        ============    =====    ===========      ====     ===========      ====

(a)      Percentage based on annualized losses and average managed portfolio.

(b) Losses recorded on our books were $0.9 million ($0.6 million from charge-offs through the provision for loan losses and $0.3 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.9 million for the three months ended September 30, 2001. Losses recorded on our books were $2.7 million ($1.8 million from charge-offs through the provision for loan losses and $0.9 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.5 million for the three months ended June 30, 2001. Losses recorded on our books were $2.3 million ($1.4 million from charge-offs through the provision for loan losses and $0.9 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $0.6 million for the three months ended March 31, 2001. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and real estate owned recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in millions):

                                                                September 30,   June 30,    March 31,
                                                                    2001          2001         2001
                                                                -------------   --------    ---------
Delinquencies held as available for sale (a)................       $ 4.7         $ 3.4        $ 2.1
                                                                     6.2%          4.0%         3.0%

Available for sale loans and leases in non-accrual status (b)      $ 6.7         $ 4.5        $ 4.1
                                                                     8.8%          5.4%         5.7%

Real estate owned on balance sheet..........................       $ 3.2         $ 2.3        $ 3.7

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

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding real estate owned) in the total managed portfolio were $146.8 million at September 30, 2001 compared to $107.0 million at June 30, 2001 and $86.1 million at March 31, 2001. Total delinquencies as a percentage of the total managed portfolio were 5.42% at September 30, 2001 compared to 4.13% at June 30, 2001 and 3.53% at March 31, 2001 on a total managed portfolio of $2.7 billion at September 30, 2001, $2.6 billion at June 30, 2001 and $2.4 billion at March 31, 2001. The increase in delinquencies and delinquency percentages was mainly due to the continued decline in economic conditions and the seasoning of the managed portfolio together with the leveling of the origination of new loans and the resulting slow down of the growth of the managed portfolio. As the managed portfolio continues to season we expect the delinquency rate to continue to increase.

         Real estate owned. Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $30.1 million, or 1.11% of the total managed portfolio at September 30, 2001 compared to $28.4 million or 1.10% and $26.1 million or 1.07%, respectively, at June 30, 2001 and March 31, 2001. The increase in the volume of REO of $1.7 million from the prior quarter was mainly due to the seasoning of the managed portfolio together with a concerted effort by management to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. Recently, additional company personnel have been dedicated to this process. The acceleration of the foreclosure process has caused a substantial increase in the balance of properties classified as REO. We are now implementing processes to decrease the cycle time in the disposition of REO properties, however, as our portfolio seasons we expect the REO balance to continue to increase.

         Loss experience. During the first quarter of fiscal 2002, we experienced net loan and lease charge-offs in our total managed portfolio of $2.8 million. On an annualized basis, net loan and lease charge-offs for the first quarter of fiscal 2002 represent 0.42% of the total managed portfolio, a decrease from 0.68% and 0.49% for the June 30, 2001 and March 31, 2001 quarters, respectively. Loss severity experienced on delinquent loans generally has ranged from 5% to 15% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. The credit loss assumptions in our mortgage loan securitizations are monitored against actual loss experience and adjusted for future loss expectations if warranted. See "-- Securitization Accounting Considerations" for more detail on credit loss assumptions compared to actual loss experience.

INTEREST RATE RISK MANAGEMENT

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in interest rate swap yields, U.S. Treasury yields, LIBOR yields and the spread between the effective rate of interest received on loans and leases available for sale or securitized (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through rate to investors for interests issued in connection with securitizations. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and maintain our profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans available for sale, interest-only strips, servicing rights and subordinated debt). We would address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible.

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

         Interest Rate Sensitivity. The following table provides information about financial instruments that are sensitive to changes in interest rates. For interest-only strips and servicing rights, the table presents projected principal cash flows utilizing assumptions including prepayment and default rates. See "-- Securitization Accounting Considerations" for more information on these assumptions. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates (dollars in thousands):

                                                                   Amount Maturing After September 30, 2001
                                                ------------------------------------------------------------------------------
                                                  Months   Months    Months    Months    Months     There-             Fair
                                                 1 to 12  13 to 24  25 to 36  37 to 48  49 to 60    after     Total    Value
                                                --------  --------  --------  --------  --------  --------  --------  --------
Rate Sensitive Assets:
Loans and leases available for sale (a)...      $ 70,821  $     68  $     77  $     88  $    100  $  5,114  $ 76,268  $ 75,030
Interest-only strips......................        67,655    90,124    91,713    81,909    66,656   240,429   638,486   430,188
Servicing rights..........................        36,179    29,142    22,913    17,919    14,033    45,612   165,798   105,312
Investments held to maturity..............            66        73        86       110       196       407       938       976

Rate Sensitive Liabilities:
Fixed interest rate borrowings............      $321,717  $154,161  $ 43,858  $ 22,647  $ 12,310  $ 27,592  $582,285  $581,573
Average interest rate.....................         10.60%    11.52%    10.92%    12.20%    12.40%    12.35%    11.12%
Variable interest rate borrowings.........      $ 46,498  $    699  $    696  $  2,501  $    349  $    364  $ 51,107  $ 51,106
Average interest rate.....................          4.56%     4.42%     4.42%     4.42%     4.42%     4.42%     4.55%

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

         We recorded cash losses on the fair value of derivative financial instruments of $2.6 million in the first quarter of fiscal 2002 and $1.4 million in the first quarter of fiscal 2001, which were offset by gains from the securitization of loans during the period.

         Outstanding derivative contracts by items hedged and associated unrealized losses as of September 30, 2001 were as follows. There were no open derivative contracts at June 30, 2001. (in thousands):

                                              Eurodollar
                                          Futures Contracts
                                          -------------------

 Loans available for sale:
    Notional amount....................        $41,000
    Unrealized losses..................           (989)
 Mortgage conduit facility assets:
    Notional amount....................         10,000
    Unrealized losses..................           (241)
 Loan commitments:
    Notional amount....................         11,000
    Unrealized losses..................           (265)
                                               --------
 Total:
    Notional amount....................        $62,000
    Unrealized losses..................         (1,495)
                                               ========

         Unrealized losses were offset during the period by unrealized gains on the designated hedged items. If interest rates on Eurodollar futures contracts decreased by an additional 100 basis points the above hedge position would result in a loss of an additional $2.0 million. We would expect that these losses would be offset by corresponding gains on the hedged items.

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At September 30, 2001, $152.9 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 6.3% of total debt issued by mortgage loan securitization trusts. In accordance with generally accepted accounting principles, the changes in fair value are recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings.

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

         We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. Currently, approximately 90-95% of business loans and 85% of home equity loans in the total managed portfolio are subject to prepayment fees.

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

Securitized collateral balance                                    $2,607.7
Balance sheet carrying value of retained interests                $  535.5
Weighted-average collateral life (in years)                            4.2

Sensitivity of assumptions used to value retained interests:

Prepayment speed:
Impact on fair value for 10% adverse change                          $20.4
Impact on fair value for 20% adverse change                          $39.0

Credit Loss rate:
Impact on fair value for 10% adverse change                           $3.0
Impact on fair value for 20% adverse change                           $6.0

Floating Rate Debt (a):
Impact on fair value for 10% adverse change                           $1.4
Impact on fair value for 20% adverse change                           $2.8

Discount Rate:
Impact on fair value for 10% adverse change                          $18.3
Impact on fair value for 20% adverse change                          $35.6

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

         Subordinated Debt. We also experience interest rate risk to the extent that as of September 30, 2001 approximately $260.6 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

Liquidity and Capital Resources

         Recent terrorists' attacks in the United States have caused major instability in the U.S. financial markets. These attacks and any response on behalf of the U.S. Government may lead to increased armed hostilities or to further acts of terrorism in the United States which may cause a further decline in the financial market and may contribute to a further decline in economic conditions. These events may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debt securities, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent we experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to effectively hedge our loan portfolio against market interest rate changes which could cause our stock price to decline. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired.

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

         As the servicer of securitized loans we are obligated to advance funds in some circumstances which may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans. When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization trust, we are required to advance interest for the delinquent loans if we deem that the advances will be ultimately recoverable. These advances require funding from our capital resources, but have priority of repayment from the succeeding month's mortgage loan payments.

         Borrowings against warehouse and credit facilities and sales into off-balance sheet facilities provide a primary funding source for loan originations. Borrowings against warehouse and other credit facilities represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by the loans. The ultimate sale of the loans through securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. See "--Credit Facilities" below for a more detailed description of these facilities.

         Cash flow from operations and the issuance of subordinated debt fund our remaining cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In addition, at times we may elect to utilize proceeds from the issuance of subordinated debt to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. In order to expand our businesses we have issued subordinated debt to partially fund the growth and to partially fund maturities of subordinated debt. Although we expect negative cash flow from operations to continue in the foreseeable future, we expect that our historical levels of negative cash flow from operations will decline in the future and then become positive. As we expect the rates of growth in our loan production and future securitization levels to decline from prior growth rates, and if we manage expenses and realize expected efficiencies in our infrastructure and loan production channels, and if the cash flows from our interest-only strips increase as expected when securitization pools mature and reach targeted overcollateralization levels, we would expect our current level of negative cash flows to decline and then become positive. There can be no assurances that our projections regarding declining negative cash flow or positive cash flow from operations will ultimately be achieved.

         The current low interest rate environment has provided an opportunity to reduce the interest rates and extend the maturities offered on our subordinated debt. The weighted average rate of our subordinated debt issued in September 2001 was 8.74% and 52.3% of that debt was for terms of two years or longer, compared to debt issued in June 2001 which had a weighted average rate of 9.52% and only 47.6% was for terms of two years or longer and debt issued in March 2001 which had a weighted average rate of 11.24% and only 39.9% was for terms of two years or longer.

         Even though our operations have expanded during fiscal 2001 and 2002, negative cash flow from operations decreased $5.4 million, or 21.9%, for the three months ended September 30, 2001 from the prior year period. Our cash balances are sufficient to cover approximately 32.8% of the $321.6 million of subordinated debt maturities due within one year. Cash balances were $105.6 million at September 30, 2001, an increase from $91.1 million at June 30, 2001.

         As of September 30, 2001, $372.8 million of subordinated debt and other debt was scheduled to mature during the next twelve months. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. We intend to continue to utilize debt financing to fund operations in the future.

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

         Subordinated Debt Securities. During fiscal 2002, we sold $44.3 million in principal amount of subordinated debt securities, net of redemptions, with maturities of up to ten years with an average maturity of 18 months. As of September 30, 2001, $582.2 million of subordinated debt was outstanding. We registered $350.0 million of subordinated debt under a registration statement, which was declared effective by the Securities and Exchange Commission on October 30, 2000. $338.8 million of subordinated debt was issued under this registration statement in fiscal 2001 and 2002 until, on October 16, 2001, the Securities and Exchange Commission declared a registration statement effective for the issuance of an additional $325.0 million of subordinated debt. The proceeds from sales of subordinated debt securities will be used to fund general operating and lending activities and maturities of subordinated debt. We intend to meet our obligation to repay such debt as it matures with cash flow from operations, cash flows from interest-only strips, and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and our operations. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At September 30, 2001, we were in compliance with the terms of all loan covenants.


                                                                                                              Amount
                                                                                               Amount       Utilized Off-
                                                                                Amount      Utilized On-      Balance
                                                                              Committed     Balance Sheet      Sheet
                                                                              ---------     -------------   -------------
                                                                                            (in thousands)
Revolving credit facilities:
   Mortgage funding facility, expiring July 2002 (a)..............            $ 300,000        $    Na        $ 14,734
   Warehouse revolving line of credit, expiring March 2002 (b)....              200,000             --              Na
   Warehouse revolving line of credit, expiring January 2002 (c)..              200,000             --              Na
   Warehouse and operating revolving line of credit, expiring
     December 2001 (d)............................................               50,000         31,797              Na
   Warehouse revolving line of credit, expiring February 2002 (e).               25,000         14,701              Na
                                                                              ---------        -------        --------
Total revolving credit facilities.................................              775,000         46,498          14,734
Other credit facilities and notes payable:
   Commercial paper conduit for lease production, maturity
     matches underlying leases (f)................................                6,244          4,606           1,638
   Other debt.....................................................                   77             77              Na
                                                                              ---------        -------        --------
Total credit facilities...........................................            $ 781,321        $51,181        $ 16,372
                                                                              =========        =======        ========

Na - not applicable for facility

(a) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services established a $300.0 million mortgage funding facility which expires July 2002. The facility provides for the sale of loans into an off-balance sheet funding facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "--Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number   Description of Agreement
-------  ------------------------
10.1     American Business Financial Services, Inc. 2001 Stock Incentive Plan

10.2 American Business Financial Services, Inc. 2001 Stock Incentive Plan Restricted Stock Agreement

10.3 American Business Financial Services, Inc. Executive Management Incentive Plan

10.4 American Business Financial Services, Inc. Amended and Restated 1999 Stock Option Plan.

21.1     Subsidiaries.

(b) Reports on Form 8-K:

         During the quarter ended September 30, 2001, the Company filed a current report on Form 8-K on July 30, 2001 reporting financial information under Item 5 with respect to the completion of the previously announced stock repurchase program in which 651,860 shares were repurchased. In addition, the Company announced a new stock repurchase program with the intention of buying back an additional 10% of the Company's outstanding shares over the next year.

         On August 9, 2001, the Company filed a current report on Form 8-K reporting financial information under Item 4 with respect to the resignation on August 2, 2001 of Ernst & Young LLP as independent accountants. Ernst & Young LLP did not issue any reports on the financial statement and did not have any disagreements with the Company. Effective August 8, 2001, the Company reengaged BDO Seidman, LLP as independent accountants.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.



DATE: November 13, 2001     BY: /S/ Albert W. Mandia
     ------------------     ------------------------
                            Albert W. Mandia
                            Executive Vice President and Chief Financial Officer