Form 10-Q
period 2001-12-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2002-02-14
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER  31, 2001

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         Commission File Number: 0-22474


                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
             -----------------------------------------------------
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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes /X/     No / /

As of February 11, 2002, there were 2,584,881 shares of the registrant's Common Stock issued and outstanding.

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

   Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001..........................................1
   Consolidated Statements of Income for the three and six months ended December 31, 2001 and 2000................2
   Consolidated Statement of Stockholders' Equity for the six months ended December 31, 2001 .....................3
   Consolidated Statements of Cash Flow for the six months ended December 31, 2001 and 2000.......................4
   Notes to Consolidated Financial Statements.....................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................... 16

Item 3. Quantitative and Qualitative Disclosure about Market Risk................................................51


PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................52
Item 2. Changes in Securities....................................................................................52
Item 3. Defaults Upon Senior Securities..........................................................................52
Item 4. Submission of Matters to a Vote of Security Holders......................................................52
Item 5. Other Information........................................................................................52
Item 6. Exhibits and Reports on Form 8-K........................................................................ 53

PART I - FINANCIAL INFORMATION
Item 1. Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                 December 31,                  June 30,
                                                                                    2001                        2001
                                                                                 -----------                  ---------
                                                                                  (Unaudited)                   (Note)
Assets
Cash and cash equivalents                                                         $ 111,556                  $  91,092
Loan and lease receivables, net
   Available for sale                                                                78,144                     83,241
   Interest, fees and other                                                          13,812                     16,549
Interest-only strips (includes the fair value of over-
    collateralization related cash flows of $209,254
    at December 31, 2001 and $183,087 at June 30, 2001)                             460,601                    398,519
Servicing rights                                                                    112,084                    102,437
Receivable for sold loans                                                            14,949                     14,157
Prepaid expenses                                                                      3,397                      3,457
Property and equipment, net                                                          19,575                     20,750
Other assets                                                                         32,885                     36,285
                                                                                  ---------                  ---------
Total assets                                                                      $ 847,003                  $ 766,487
                                                                                  =========                  =========
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt                                                                 $ 611,939                  $ 537,950
Warehouse lines and other notes payable                                              55,172                     51,064
Accounts payable and accrued expenses                                                48,153                     41,023
Deferred income taxes                                                                32,971                     30,954
Other liabilities                                                                    33,011                     38,634
                                                                                  ---------                  ---------
Total liabilities                                                                   781,246                    699,625
                                                                                  ---------                  ---------

Stockholders' Equity
Preferred stock, par value $.001, authorized, 1,000,000
   shares; issued and outstanding, none                                                   -                          -
Common stock, par value $.001, authorized, 9,000,000 shares
   issued:  3,645,192 shares at December 31, 2001 and
   3,645,092 shares at June 30, 2001 (including treasury shares of 1,060,311 at December 31, 2001 and 676,507 at
   June 30,  2001)                                                                        4                          4
Additional paid-in capital                                                           23,985                     23,984
Accumulated other comprehensive income                                               11,492                     10,337
Retained earnings                                                                    44,334                     43,922
Treasury stock, at cost                                                             (13,458)                   (10,785)
                                                                                  ---------                  ---------
                                                                                     66,357                     67,462
Note receivable                                                                        (600)                      (600)
                                                                                  ---------                  ---------
Total stockholders' equity                                                           65,757                     66,862
                                                                                  ---------                  ---------
Total liabilities and stockholders' equity                                        $ 847,003                  $ 766,487
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

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                                 Three Months Ended                   Six Months Ended
                                                                    December 31,                        December 31,
                                                               -------------------------         -------------------------
                                                                 2001             2000              2001            2000
                                                               --------         --------         ---------        --------
Revenues
Gain on sale of loans                                          $ 44,563         $ 31,009         $  79,919        $ 57,099
Interest and fees                                                 5,526            6,017            11,467          11,255
Interest accretion on interest-only strips                        8,646            5,821            16,382          11,419
Servicing income                                                  1,298            1,666             2,934           3,161
Other income                                                          1                2                 4               4
                                                               --------         --------         ---------        --------

Total revenues                                                   60,034           44,515           110,706          82,938
                                                               --------         --------         ---------        --------

Expenses
Interest                                                         17,293           14,057            34,276          26,864
Provision for credit losses                                       1,270              540             2,706           1,408
Employee related costs                                            8,662            7,156            16,486          14,063
Sales and marketing                                               6,375            6,034            12,439          11,752
General and administrative                                       17,748           12,725            33,765          22,592
Interest-only strips valuation adjustment                         4,462              -               4,462              -
                                                               --------         --------         ---------        --------

Total expenses                                                   55,810           40,512           104,134          76,679
                                                               --------         --------         ---------        --------

Income before provision for income taxes                          4,224            4,003             6,572           6,259

Provision for income taxes                                        1,774            1,602             2,760           2,504
                                                               --------         --------         ---------        --------

Net Income                                                     $  2,450         $  2,401         $   3,812        $  3,755
                                                               ========         ========         =========        ========

Earnings per common share:
   Basic                                                       $   0.96         $   0.66         $    1.43        $   1.03
                                                               ========         ========         =========        ========
   Diluted                                                     $   0.87         $   0.65         $    1.31        $   1.01
                                                               ========         ========         =========        ========

Average common shares:
   Basic                                                          2,585            3,640             2,667           3,648
                                                               ========         ========         =========        ========
   Diluted                                                        2,835            3,661             2,899           3,704
                                                               ========         ========         =========        ========

See accompanying notes to consolidated financial statements

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the six months ended December 31, 2001
                             (amounts in thousands)
                                   (unaudited)



                                                    Common Stock
                                              ----------------------                       Accumulated
                                               Number of                   Additional         Other
                                                Shares                       Paid-In      Comprehensive     Retained
                                              Outstanding     Amount         Capital         Income         Earnings
                                              -----------     -----        ----------     -------------     --------
Balance June 30, 2001                           2,969        $    4        $ 23,984        $ 10,337         $ 43,922
Comprehensive income:
  Net income                                       --            --              --              --            3,812
  Net unrealized gain on interest-only strips      --            --              --           1,155               --
                                                -----        ------        --------        --------         --------
Total comprehensive income                         --            --              --           1,155            3,812

Issuance of new shares                             --            --               1              --               --
Stock dividend (10% of outstanding shares)         --            --              --              --           (2,979)
Repurchase of treasury shares                    (384)           --              --              --               --
Cash dividends ($0.15 per share)                   --            --              --              --             (421)
                                                -----        ------        --------        --------         --------
Balance December 31, 2001                       2,585        $    4        $ 23,985        $ 11,492         $ 44,334
                                                =====        ======        ========        ========         ========

(RESTUBBED TABLE)

                                                                                    Total
                                                   Treasury          Note       Stockholders'
                                                     Stock        Receivable        Equity
                                                   ----------     ----------     ------------
Balance June 30, 2001                              $ (10,785)      $ (600)        $ 66,862
Comprehensive income:
  Net income                                              --           --            3,812
  Net unrealized gain on interest-only strips             --           --            1,155
                                                    ---------      ------         --------
Total comprehensive income                                --           --            4,967

Issuance of new shares                                    --           --                1
Stock dividend (10% of outstanding shares)             2,979           --               --
Repurchase of treasury shares                         (5,652)          --           (5,652)
Cash dividends ($0.15 per share)                          --           --             (421)
                                                    ---------      ------         --------
Balance December 31, 2001                           $(13,458)      $ (600)        $ 65,757
                                                    =========      ======         ========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)


                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                     ------------------------------
                                                                                       2001                  2000
                                                                                     ---------            ---------
Cash Flow from Operating Activities:
Net income                                                                           $   3,812            $   3,755
Adjustments to reconcile net income to net cash
   used in operating activities:
         Gain on sale of loans                                                         (79,919)             (57,099)
         Depreciation and amortization                                                  19,255               13,038
         Interest accretion on interest-only strips                                    (16,382)             (11,419)
         Interest-only strips fair value adjustment                                      4,462                   --
         Provision for credit losses                                                     2,706                1,408
         Accounts written off, net                                                      (2,308)                (758)
Loans originated for sale                                                             (696,470)            (620,391)
Proceeds from sale of loans                                                            681,706              608,583
Principal payments on loans and leases                                                   5,587                3,649
Decrease (increase) in accrued interest and fees on loan and
   lease receivables                                                                     2,737               (3,716)
Purchase of initial overcollateralization on securitized
   loans                                                                                    --               (2,211)
Required purchase of additional overcollateralization on
   securitized loans                                                                   (26,245)             (19,777)
Cash flow from interest-only strips                                                     48,894               35,310
Decrease (increase) in prepaid expenses                                                     60                 (581)
Increase in accounts payable and accrued expenses                                        7,130                6,614
Accrued interest payable reinvested in subordinated debt                                11,915                7,389
Increase in deferred income taxes                                                        2,668                2,833
Decrease in loans in process                                                            (5,780)              (9,390)
Other, net                                                                                  39               (5,908)
                                                                                     ---------            ---------

Net cash used in operating activities                                                  (36,133)             (48,671)
                                                                                     ---------            ---------

Cash Flows from Investing Activities:
   Purchase of property and equipment, net                                              (2,225)              (5,112)
   Principal receipts and maturities of investments                                         14                  238
                                                                                     ---------            ---------

Net cash used in investing activities                                                $  (2,211)           $  (4,874)
                                                                                     ---------            ---------

                                       4

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                     ------------------------------
                                                                                       2001                  2000
                                                                                     ---------            ---------
Cash Flow from Financing Activities:
   Proceeds from issuance of subordinated debt                                       $ 123,092            $  76,014
   Redemptions of subordinated debt                                                    (61,018)             (43,462)
   Net borrowings on revolving lines of credit                                           5,634                1,168
   Principal payments on lease financing facility                                       (1,370)              (1,954)
   Repayments of repurchase agreement                                                       --                 (490)
   Repayments of other notes payable                                                      (156)                (303)
   Financing costs incurred                                                             (1,301)              (2,660)
   Cash dividends paid                                                                    (421)                (530)
   Repurchase of treasury stock                                                         (5,652)                (589)
                                                                                     ---------            ---------

Net cash provided by financing activities                                               58,808               27,194
                                                                                     ---------            ---------

   Net increase (decrease) in cash and cash equivalents                                 20,464              (26,351)
   Cash and cash equivalents, beginning of period                                       91,092               69,751
                                                                                     ---------            ---------

   Cash and cash equivalents, end of period                                          $ 111,556            $  43,400
                                                                                     =========            =========

Supplemental disclosure of cash flow information Cash paid during the period for:
      Interest                                                                       $  13,499            $  11,423
                                                                                     =========            =========
      Income taxes                                                                   $     601            $     528
                                                                                     =========            =========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1.       Basis of Financial Statement Presentation

         American Business Financial Services, Inc., together with its subsidiaries (the "Company"), is a diversified financial service organization operating throughout the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets and home equity loans, typically to credit impaired borrowers secured by first and second mortgages. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and the Company's operations and for general corporate purposes including repurchases of our outstanding common stock.

         Prior to January 1, 2001, the Company originated conventional first mortgage loans, which were sold in the secondary mortgage market. Effective January 1, 2001 we de-emphasized this business however, we may from time to time consider originating conventional first mortgage loans on a limited basis in the future.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

         On October 1, 2001, the Company's Board of Directors declared a 10% stock dividend which was paid on November 5, 2001 to shareholders of record on October 22, 2001. In conjunction with the Board's resolution, all outstanding stock options and the related exercise prices were adjusted. Accordingly, all outstanding shares, earnings per common share, dividends per share, average common share and stock option amounts for all periods presented have been retroactively adjusted to reflect the effect of the stock dividend.

         Certain prior period financial statement balances have been reclassified to conform to current period presentation.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

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

         In the second quarter of fiscal 2002, due to increases in prepayment experience, a write down of $4.5 million was recorded on the Company's interest-only strips. This adjustment reflects the impact of higher prepayment experience on home equity loans than anticipated during the second quarter, as well as the impact of an increase in the prepayment rate assumptions used to value our interest-only strips. The impact of increased prepayments were considered to be other than temporary and

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001


1.       Basis of Financial Statement Presentation (Continued)

         were therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and EITF 99-20. We have increased our prepayment rate assumptions for home equity loans and certain pools of business loans due to our expectation that the increased trend of prepayments noted throughout the mortgage industry will continue, but at a declining rate, through the end of the current fiscal year.

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

         For the six months ended December 31, 2000, the Company recorded amortization of goodwill in the amount of $672 thousand. Adjusted to exclude amortization of goodwill, net income and diluted net income per share for the six months ended December 31, 2000 were $4.2 million and $1.12, respectively.

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held by the Company were as follows (in thousands):


                                                                     December 31,        June 30,
                                                                         2001             2001
                                                                     ------------      ----------
         Real estate secured loans.................................    $ 70,116          $ 71,266
         Leases, net of unearned income of $882 and $1,324.........      10,906            14,455
                                                                       --------          --------
                                                                         81,022            85,721
         Less: Allowance for credit losses on loans and leases
          available for sale.....................................         2,878             2,480
                                                                       --------          --------
                                                                       $ 78,144          $ 83,241
                                                                       ========          ========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

2.       Loan and Lease Receivables - Available for Sale (Continued)

         At December 31, 2001 and June 30, 2001, the accrual of interest was suspended on real estate secured loans of $5.1 million and $4.5 million, respectively.

3.       Interest-Only Strips

         Activity for interest-only strips for the six-month periods ended December 31, 2001 and 2000 were as follows (in thousands):


                                                                                               December 31,
                                                                                         -----------------------
                                                                                            2001           2000
                                                                                         ---------     ---------
          Balance at beginning of period...............................................  $ 398,519     $ 277,872
          Initial recognition of interest-only strips, including initial
                overcollateralization of  $0 and $2,211................................     72,307        59,978
          Required purchases of additional overcollateralization.......................     26,245        19,777
          Interest accretion...........................................................     16,382        11,419
          Cash flow from interest-only strips..........................................    (48,894)      (35,310)
          Net adjustments to fair value................................................        504         5,293
          Other than temporary fair value adjustment...................................     (4,462)            -
                                                                                         ---------     ---------
          Balance at end of period.....................................................  $ 460,601     $ 339,029
                                                                                         =========     =========

         Interest-only strips include overcollateralization balances that represent undivided interests in securitization trusts maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains cash flows until overcollateralization requirements, which are specific to each securitization, are met. At December 31, 2001, the fair value of overcollateralization related cash flows was $209.3 million.

4.       Servicing Rights

         Activity for servicing rights for the six-month periods ended December 31, 2001 and 2000 were as follows (in thousands):


                                                                                               December 31,
                                                                                         -----------------------
                                                                                            2001           2000
                                                                                         ---------     ---------
         Balance at beginning of period................................................  $ 102,437     $  74,919
         Initial recognition of servicing rights.......................................     23,393        25,377
         Amortization..................................................................    (13,746)       (8,167)
                                                                                         ---------     ---------
         Balance at end of period......................................................  $ 112,084     $  92,129
                                                                                         =========     =========

         Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis - Securitization Accounting Considerations." Impairments, if they occur, would be recognized in a valuation allowance for each impaired stratum in the period of adjustment. As of December 31, 2001, no valuation allowance for impairment was required.

          American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               December 31, 2001

5.       Other Assets and Other Liabilities

         Other assets were comprised of the following (in thousands):

                                                                      December 31,            June 30,
                                                                         2001                   2001
                                                                       --------               --------
         Goodwill..................................................    $ 15,121               $ 15,121
         Financing costs, debt offering ...........................       7,103                  7,707
         Due from securitization trusts for servicing related
             activities............................................       3,569                  5,430
         Other ....................................................       3,579                  4,760
         Real estate owned.........................................       2,581                  2,322
         Investments held to maturity..............................         932                    945
                                                                       --------               --------
                                                                       $ 32,885               $ 36,285
                                                                       ========               ========

         Other liabilities were comprised of the following (in thousands):

                                                                      December 31,            June 30,
                                                                         2001                   2001
                                                                       --------               --------
         Commitments to fund closed loans..........................    $ 23,350               $ 29,130
         Escrow deposits held......................................       7,263                  6,425
         Other.....................................................       2,398                  3,079
                                                                       --------               --------
                                                                       $ 33,011               $ 38,634
                                                                       ========               ========

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable

         Subordinated debt was comprised of the following (in thousands):

                                                                      December 31,            June 30,
                                                                         2001                   2001
                                                                       --------               --------
         Subordinated debt (a).....................................    $592,411               $524,003
         Subordinated debt - money market notes (b)................      19,528                 13,947
                                                                       --------               --------
         Total subordinated debt...................................    $611,939               $537,950
                                                                       ========               ========

         Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                      December 31,            June 30,
                                                                         2001                   2001
                                                                       --------               --------
         Warehouse and operating revolving line of credit (c) .....    $ 38,288               $ 34,199
         Warehouse revolving line of credit (d)....................       5,461                 11,235
         Warehouse revolving line of credit (e)....................       7,320                      -
         Lease funding facility (f)................................       4,103                  5,474
         Other debt................................................           -                    156
                                                                       --------               --------
         Total warehouse lines and other notes payable.............    $ 55,172               $ 51,064
                                                                       ========               ========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable (Continued)

         (a) Subordinated debt due January 2002 through December 2011, interest rates ranging from 5.83% to 13.5%; subordinated to all of the Company's senior indebtedness.
         (b) Subordinated debt-money market notes due upon demand, interest rate at 4.88%; subordinated to all of the Company's senior indebtedness.
         (c) $50 million warehouse and operating revolving line of credit expiring December 2002, interest rates ranging from LIBOR plus 1.5% to LIBOR plus 2.0%, collateralized by certain loan receivables and certain interest-only strips. At any time the amount drawn for operating purposes is limited to $5 million.
         (d) $25 million warehouse revolving line of credit expiring February 2002, interest rate of LIBOR plus 1.75%, collateralized by certain loan receivables. The Company is currently renegotiating this credit facility. No assurances can be given that this new credit facility will be extended, or if extended, will be on the same terms as described above.
         (e) $200 million revolving line of credit expiring January 2002, interest rate ranges from LIBOR plus 0.95% to 1.15%, fundings to be collateralized by certain loan receivables. The Company did not renew this credit facility upon its expiration in January 2002.
         (f) Lease funding facility matures through December 2004, interest rate of LIBOR plus 1.77%, collateralized by certain lease receivables.

         Warehouse lines and other notes payable were collateralized by $51.1 million of loan and lease receivables and $36.4 million of interest-only strips at December 31, 2001.

         In addition to the above, the Company had available to it the following credit facilities:

         o $200 million revolving line of credit expiring March 2002, interest rate of commercial paper rates plus 0.99%, fundings to be collateralized by certain loan receivables. This line was unused at December 31, 2001. The Company currently intends to renegotiate this credit facility. No assurances can be given that this new credit facility will be extended, or if extended, will be on the same terms as described above.
         o $200 million revolving line of credit expiring November 2002, interest rate of LIBOR plus 1.25%, collateralized by certain loan receivables. This line was unused at December 31, 2001.
         o $300 million facility, expiring July 2002, which provides for the sale of mortgage loans into an off-balance sheet facility. See "Management's Discussion and Analysis-- Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.

         Under a registration statement declared effective by the Securities and Exchange Commission on October 16, 2001, we registered $325.0 million of subordinated debt. As of December 31, 2001, $264.4 million of this debt was available for future issuance. The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. Under the terms of the subordinated debt agreements there are no limits on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable (Continued)

         payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

7.       Contingencies

         There has been an increased focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and local governmental authorities on subprime lending practices by companies in our industry, sometimes referred to as "predatory lending" practices. Sanctions have been imposed on selected industry competitors for practices including, but not limited to, charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. To date, no sanctions or recommendations from the governmental regulatory agencies regarding practices related to predatory lending have been imposed or recommended against us. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability. The Pennsylvania Attorney General has required us to provide information in connection with designated loans made to Pennsylvania customers by our subsidiary, Upland Mortgage. The Pennsylvania Attorney General has asserted certain claims against Upland Mortgage based on its review of specific fees charged to Pennsylvania customers of Upland Mortgage. Although we are unable to accurately predict the ultimate cost related to the resolution of this matter at this time, the Company has established a reserve which we believe is adequate to cover this matter.

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

         The Company recorded cash losses on the fair value of derivative financial instruments of $3.4 million during the six months ended December 31, 2001, and $4.3 million during the six months ended December 31, 2000. There were no open derivative contracts or unrealized gains or losses from derivative contracts at December 31, 2001.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001

9.       Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands except per share data):

                                                                Three Months Ended               Six Months Ended
                                                                   December 31,                     December 31,
                                                                ------------------            ----------------------
                                                                2001          2000              2001           2000
                                                              -------       -------           -------        -------
         Earnings
         (a)   Net Income                                     $ 2,450       $ 2,401           $ 3,812        $ 3,755
                                                              =======       =======           =======        =======
         Average Common Shares
         (b)   Average common shares outstanding                2,585         3,640             2,667          3,648
               Average potentially dilutive shares                250            21               232             56
                                                              -------       -------           -------        -------
         (c)   Average common and potentially
               dilutive shares                                  2,835         3,661             2,899          3,704
                                                              =======       =======           =======        =======
         Earnings Per Common Share
         Basic (a/b)                                          $  0.96       $   0.66          $   1.43       $  1.03
         Diluted (a/c)                                        $  0.87       $   0.65          $   1.31       $  1.01

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2001


10.      Segment Information (Continued)

                                                       Treasury
Six months ended December 31, 2001         Loan          and                                 Reconciling
(in thousands):                        Origination     Funding   Servicing      All Other       Items          Consolidated
                                       -----------    --------   ---------      ---------    -----------       ------------
External revenues:
   Gain on sale of loans...........     $ 79,919     $      -    $      -       $      -      $      -          $ 79,919
   Interest income.................        3,731          517         807         16,382             -            21,437
   Non-interest income.............        6,390            -      16,617              -       (13,657)            9,350
Inter-segment revenues.............            -       36,353           -         34,484       (70,837)                -
Operating expenses:
   Interest expense................       10,389       33,472         147         26,621       (36,353)           34,276
   Non-interest expense............       18,855        5,545      14,495         23,029             -            61,924
   Depreciation and amortization...        1,677           69         510          1,216             -             3,472
   Interest-only strips valuation
      adjustment...................            -            -           -          4,462             -             4,462
   Inter-segment expense...........       48,141            -           -              -       (48,141)                -
Income tax expense.................        4,611         (932)        954         (1,873)            -             2,760
                                        --------     --------    --------       --------      --------          --------
Net income (loss)..................     $  6,367     $ (1,284)   $  1,318       $ (2,589)     $      -          $  3,812
                                        ========     ========    ========       ========      ========          ========
Segment assets.....................     $104,836     $185,703    $114,122       $442,342      $      -          $847,003
                                        ========     ========    ========       ========      ========          ========

                                                       Treasury
Six months ended December 31, 2000         Loan          and                                 Reconciling
(in thousands):                        Origination     Funding   Servicing      All Other       Items          Consolidated
                                       -----------    --------   ---------      ---------    -----------       ------------

External revenues:
   Gain on sale of loans...........     $ 57,099     $      -     $     -       $     -       $      -          $ 57,099
   Interest income.................        3,535          617         919         11,419             -            16,490
   Non-interest income.............        6,052            -      11,308              -        (8,011)            9,349
Inter-segment revenues.............            -       28,617           -         23,652       (52,269)                -
Operating expenses:
   Interest expense................       11,381       23,670         292         20,138       (28,617)           26,864
   Non-interest expense............       17,374        6,121       9,075         13,520             -            46,090
   Depreciation and amortization...        1,845           65         402          1,413             -             3,725
   Inter-segment expense...........       31,663            -           -              -       (31,663)                -
Income tax expense.................        1,770         (249)        983              -             -             2,504
                                        --------     --------     -------       --------      --------          --------
Net income (loss)..................     $  2,653     $   (373)    $ 1,475       $      -      $      -          $  3,755
                                        ========     ========     =======       ========      ========          ========
Segment assets.....................     $100,934     $103,203     $96,101       $343,763      $      -          $644,001
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

         In January 2001, our subsidiary formerly named New Jersey Mortgage and Investment Corporation, was renamed American Business Mortgage Services, Inc. to better reflect its national presence.

         During fiscal 2001 and the first six months of fiscal 2002, declines in market interest rates resulted in average interest rate spreads related to our loans securitized during this period improving approximately 190 basis points at December 31, 2001 from the fourth quarter of fiscal 2000. Spread refers to the difference between the average coupon rate we charge on our fixed rate loans, and the weighted average pass-through rate we pay to investors for interests issued in connection with a securitization. Increased spreads result in increases in the residual cash flow we will receive on securitized loans and corresponding increases in the gains we recognized on the sale on loans in securitization. See "-- Securitization Accounting Considerations" for further details. There can be no assurances that interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of profitability would become more difficult than during a stable or falling interest rate environment. We would address the challenge presented by a rising rate environment by carefully monitoring our product pricing, the actions of our competition, market trends, and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "--Interest Rate Risk Management - Loans Available for Sale" for a discussion of our hedging strategies.

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

         There has been an increased focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and local governmental authorities on subprime lending practices by companies in our industry, sometimes referred to as "predatory lending" practices. Sanctions have been imposed on selected industry competitors for practices including, but not limited to, charging borrowers excess fees, imposing higher interest rates than the borrower's credit risk warrants and failing to disclose the material terms of loans to the borrowers. To date, no sanctions or recommendations from the governmental regulatory agencies regarding practices related to predatory lending have been imposed or recommended against us. We are unable to predict whether state or federal regulatory authorities will require changes in our lending practices in the future or the impact of those changes on our profitability. The Pennsylvania Attorney General has required us to provide information in connection with designated loans made to Pennsylvania customers by our subsidiary, Upland Mortgage. The Pennsylvania Attorney General has asserted certain claims against Upland Mortgage based on its review of specific fees charged to Pennsylvania customers of Upland Mortgage. Although we are unable to accurately predict the ultimate cost related to the resolution of this matter at this time, the Company has established a reserve which we believe is adequate to cover this matter. 17

Securitizations

         In the second quarter of fiscal 2002, due to increases in prepayment experience, a write down of $4.5 million was recorded on our interest-only strips. This adjustment reflects the impact of higher prepayment experience on home equity loans than anticipated during the second quarter, as well as the impact of an increase in the prepayment rate assumptions used to value our interest-only strips. The impact of increased prepayments were considered to be other than temporary and were therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 "Accounting for Certain Investmetns in Debt and Equity Securities," and EITF 99-20. We have increased our prepayment rate assumptions for home equity loans and certain pools of business loans due to our expectation that the increased trend of prepayments noted throughout the mortgage industry will continue, but at a declining rate, through the end of the current fiscal year.

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

         The following table summarizes the volume of loan securitizations and whole loan sales for the three and six-month periods ended December 31, 2001 and 2000 (in millions):

                                                           Three Months Ended            Six Months Ended
                                                               December 31,                 December 31,
                                                         ---------------------       -----------------------
Securitizations:                                           2001          2000          2001           2000
                                                         -------       -------       -------         -------
Business loans.......................................... $  29.3       $  27.5       $  59.3         $  50.7
Home equity loans.......................................   312.9         256.5         572.7           490.1
                                                         -------       -------       -------         -------
   Total................................................ $ 342.2       $ 284.0       $ 632.0         $ 540.8
                                                         =======       =======       =======         =======

Gain on sale of  loans through securitization........... $  44.6       $  31.0       $  79.9         $  57.1
Securitization gains as a percentage of total revenue...    74.2%         69.6%         72.2%           68.9%
Whole loan sales........................................ $  14.8       $  23.0       $  43.7         $  39.2
Premiums on whole loan sales............................ $   0.6       $   0.7       $   1.8         $   1.1


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

         From our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization, the pass-through rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period of September 1998 through June 2000, the average coupon on our loans securitized increased only 71 basis points. As noted previously, during fiscal 2001 through the second quarter of fiscal 2002, declines in market interest rates resulted in interest rate spreads related to our securitized loans improving by an average of 190 basis points from the fourth quarter of fiscal 2000. There can be no assurances that spreads will continue to improve or remain at current levels.

         Our strategy of securitizing loans could also impact our future profitability to the extent that the carrying value of our interest-only strips may require negative adjustments. The value of our interest-only strips totaled $460.6 million and the value of our servicing rights totaled $112.1 million at December 31, 2001. Together, these two assets represent 67.6% of our total assets at December 31, 2001. Although we believe our carrying value represents the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using estimated discount rates, prepayment rates and default rate assumptions. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from our estimates. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "--Interest Rate Risk Management - Interest-Only Strips and Servicing Rights" for further discussion of the impact of changes in the assumptions described above.

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

Whole Loan Sales

         We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the loans' net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees. Gains from these sales are recorded as fee income. See "--Securitizations" for information on the volume of whole loan sales and premiums recorded for the three and six-month periods ended December 31, 2001 and 2000.

Subordinated Debt and Other Borrowings

         We rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay maturing subordinated debt. At December 31, 2001, $611.9 million of subordinated debt was outstanding and warehouse and other revolving credit facilities totaling $975.0 million were available, of which $91.0 million was drawn upon on that date. Of the amount available at December 31, 2001, $200.0 million expired after the period end and was not renewed. We expect to continue to rely on the borrowings to fund loans prior to securitization. See "--Liquidity and Capital Resources" for a discussion of short-term and long-term liquidity.

Securitization Accounting Considerations

         Our securitizations involve a two-step transfer that qualified for sale accounting under Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and also qualifies under SFAS No. 140, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and establishing a true sale under law. Next, the special purpose entity then sells the loans to a qualified special purpose entity ("the Trust"), transferring title of the loans and isolating those assets from our Company's assets. Finally, the Trust issues certificates to investors to raise the cash purchase price, collects proceeds on behalf of the certificate holders, distributes proceeds and has a distinct legal standing from the Company. The Trusts do not qualify for consolidation in our financial statements and hold both the loan collateral as assets and the certificates issued to investors as liabilities. See "Summary of Selected Mortgage Loan Securitization Trust Information" for detail of the assets and liabilities held by each securitization trust.

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

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At December 31, 2001, investments in interest-only strips totaled $460.6 million, including the fair value of overcollateralization related cash flows of $209.3 million.

         We established a $300.0 million facility, which provides for the sale of mortgage loans into an off-balance sheet facility with UBS Warburg. Sales into the off-balance sheet facility involve a two-step transfer that qualified for sale accounting under SFAS No. 125 and with the June 2001 amendment, qualifies under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "facility") for cash proceeds generated by its sale of notes to a third party purchaser. We have no obligation to repurchase the loans except under certain conditions where loans do not conform to representations and warranties made by us at the time of sale, and neither the third party note purchaser nor the sponsor has a right to require such repurchase. The facility can be directed by the sponsor to dispose of the loans, typically this has been accomplished by re-securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries; and, as a result, transfers to the facility are treated as sales for financial reporting purposes. As of December 31, 2001, there was $41.0 million in principal amount of loans in the Warburg facility.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.


       Summary of Selected Mortgage Loan Securitization Trust Information
                    Current Balances as of December 31, 2001
                              (dollars in millions)


                                                2001-4   2001-3    2001-2   2001-1    2000-4    2000-3   2000-2    2000-1    1999-4
                                               -------   -------   -------  -------   -------   -------  -------   -------   ------
Original balance of loans securitized:
--------------------------------------
   Business loans............................. $    29   $    31   $    35  $    29   $    27   $    16  $    28   $    25   $   25
   Home equity loans..........................     287       269       320      246       248       134      275       212      197
                                               -------   -------   -------  -------   -------   -------  -------   -------   ------
   Total...................................... $   316   $   300   $   355  $   275   $   275   $   150  $   303   $   237   $  222
                                               =======   =======   =======  =======   =======   =======  =======   =======   ======
Current balance of loans securitized:
-------------------------------------
   Business loans............................. $    29   $    30   $    34  $    27   $    24   $    12  $    23   $    21   $   20
   Home equity loans..........................     286       261       295      207       188        92      192       137      126
                                               -------   -------   -------  -------   -------   -------  -------   -------   ------
   Total...................................... $   315   $   291   $   329  $   234   $   212   $   104  $   215   $   158   $  146
                                               =======   =======   =======  =======   =======   =======  =======   =======   ======

Weighted average coupon on loans securitized:
---------------------------------------------
   Business loans.............................   15.77%    15.94%    15.95%    16.05%   16.07%    16.10%   15.99%    16.09%   16.11%
   Home equity loans..........................   10.76%    11.15%    11.20%    11.47%   11.57%    11.48%   11.40%    11.34%   11.09%
   Total......................................   11.23%    11.64%    11.69%    12.00%   12.08%    12.02%   11.90%    11.97%   11.79%

Percentage of first mortgage loans............      88%       86%       88%       87%      85%       86%      79%       79%      80%
Weighted average loan-to-value................      77%       76%       76%       76%      76%       77%      77%       77%      76%
Weighted average remaining term (months) on
    loans securitized.........................      255      247       247       241      231       228      237       225      218

Original balance of Trust Certificates........ $   322   $   306   $   355  $    275  $   275   $   150  $   300   $   235   $  220
Current balance of Trust Certificates......... $   321   $   294   $   322  $    226  $   201   $    98  $   197   $   144   $  134
Weighted average pass-through interest rate
    to Trust Certificate holders..............    5.35%     5.72%     6.81%     6.97%    7.05%     7.61%    7.19%     7.15%    6.84%
Highest Trust Certificate pass-through rate...    5.35%     6.14%     6.99%     6.28%    7.05%     7.61%    8.04%     7.93%    7.68%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial....................................      --        --        --        --       --        --     0.90%     0.75%    1.00%
   Final target...............................    4.25%     4.00%     4.40%     4.10%    4.50%     4.75%    5.95%     5.95%    5.50%
   Stepdown overcollateralization.............    8.50%     8.00%     8.80%     8.20%    9.00%     9.50%   11.90%    11.90%   11.00%
Required dollar amounts:
   Initial....................................      --        --        --        --       --        --  $     3   $     2   $    2
   Final target............................... $    13   $    12   $    16  $     11  $    12   $     7  $    18   $    14   $   12
Current status:
   Overcollateralization amount............... $    --   $   --    $     7  $      8  $    11   $     6  $    18   $    14   $   12
   Final target reached or anticipated date
     to reach.................................  6/2003    3/2003   11/2002    6/2002   3/2002    5/2002   2/2002       Yes      Yes
   Stepdown reached or anticipated date to
     reach....................................  7/2005    5/2005   11/2004    6/2004   1/2004    8/2003   8/2003    4/2003   3/2003

Annual surety wrap fee........................    0.20%     0.20%     0.20%     0.20%    0.21%     0.21%    0.21%     0.19%   0.21%

Servicing rights:
-----------------
   Original balance........................... $    13   $    12   $    15  $     11  $    14   $     7  $    14   $    10   $   10
   Current balance............................ $    13   $    12   $    13  $      9  $    10   $     5  $    10   $     7   $    6


                    Current Balances as of December 31, 2001
                              (dollars in millions)

                                                1999-3    1999-2    1999-1   1998-4   1998-3    1998-2   1998-1    1997(a)   1996(a)
                                               -------   -------   -------  -------   -------   -------  -------   -------   ------

Original balance of loans securitized:
--------------------------------------
   Business loans............................. $    28   $    30   $    16  $      9  $    17   $    15  $    16   $    45   $   29
   Home equity loans..........................     194       190       169        71      183       105       89       130       33
                                               -------   -------   -------  --------  -------   -------  -------   -------   ------
   Total...................................... $   222   $   220   $   185  $     80  $   200   $   120  $   105   $   175   $   62
                                               =======   =======   =======  ========  =======   =======  =======   =======   ======
Current balance of loans securitized:
-------------------------------------
   Business loans............................. $    19   $    19   $     9  $      5  $     9   $     6  $     6   $    17   $    8
   Home equity loans..........................     119       121        96        35       91        43       32        34        7
                                               -------   -------   -------  --------  -------   -------  -------   -------   ------
   Total...................................... $   138   $   140   $   105  $     40  $   100   $    49  $    38   $    51   $   15
                                               =======   =======   =======  ========  =======   =======  =======   =======   ======

Weighted average coupon on loans securitized:
---------------------------------------------
   Business loans.............................   15.90%    15.75%    15.96%    16.06%   15.95%    15.84%   16.02%    15.91%   15.93%
   Home equity loans..........................   10.89%    10.44%    10.67%    10.79%   10.69%    10.72%   11.04%    11.53%   10.98%
   Total......................................   11.57%    11.18%    11.13%    11.40%   11.16%    11.31%   11.79%    12.90%   13.50%

Percentage of first mortgage loans............      83%       88%       90%       90%      91%       88%      81%       75%      74%
Weighted average loan-to-value................      77%       76%       77%       76%      78%       77%      74%       73%      66%
Weighted average remaining term (months) on
   loans securitized..........................     224       230       226       219      221       198      186       166      126

Original balance of Trust Certificates........ $   219   $   219   $   184  $     79  $   198   $   118  $   103   $   171   $   61
Current balance of Trust Certificates......... $   127   $   129   $    96  $     36  $    90   $    44  $    34   $    43   $   12
Weighted average pass-through interest rate to
   Trust Certificate holders..................    6.80%     6.64%     6.56%     6.95%    5.93%     6.57%    6.79%     7.13%    7.67%
Highest Trust Certificate pass-through rate...    7.49%     7.13%     6.58%     6.51%    6.30%     6.85%    7.15%     7.29%    7.67%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial....................................    1.00%     0.50%     0.50%     1.00%    1.00%     1.50%    1.50%     2.43%    1.94%
   Final target...............................    5.00%     5.00%     5.00%     5.00%    5.00%     5.00%    5.50%     7.43%    8.94%
   Stepdown overcollateralization.............   10.00%    10.00%    10.00%    10.00%   10.00%    10.00%   11.00%    14.86%   12.90%
Required dollar amounts:
   Initial.................................... $     2   $     1   $     1  $      1  $     2   $     2  $     2   $     4   $    1
   Final target............................... $    11   $    11   $     9  $      4  $    10   $     6  $     6   $    13   $    6
Current status:
   Overcollateralization amount............... $    11   $    11   $     9  $      4  $    10   $     5  $     4   $     8   $    3
   Final target reached or anticipated date
      to reach................................     Yes       Yes       Yes       Yes      Yes       Yes      Yes       Yes      Yes
   Stepdown reached or anticipated date to
      reach................................... 12/2002    1/2003    7/2002    2/2002   2/2002       Yes      Yes       Yes      Yes

Annual surety wrap fee........................    0.21%     0.19%     0.19%     0.20%    0.20%     0.22%    0.23%     0.26%    0.18%

Servicing rights:
-----------------
   Original balance........................... $    10   $    10   $     8  $      3  $     7   $     4  $     4   $     7   $    4
   Current balance............................ $     6   $     5   $     4  $      2  $     3   $     2  $     2   $     3   $    2

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



         Although market rates have declined in fiscal 2001 and 2002, no reduction to the discount rate used to value the residual portion of our interest-only strips has been made. We do not believe a decrease in the discount rate is warranted as the current market interest rate decline was mainly due to actions taken by the Federal Reserve Board in an attempt to prevent the potential adverse effect of unstable economic conditions and to stimulate economic growth. Additionally, the mortgage lending industry generally has taken no actions to reduce discount rates.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate rate in the mortgage securitization. At December 31, 2001, the average discount rate applied to projected overcollateralization cash flows was 7%. The risk characteristics of the projected overcollateralization cash flows to us do not include prepayment risk and have minimal credit risk. For example, if the entire collateral balance in a securitized pool of loans would prepay, we would fully recover our investment in overcollateralization. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses. Stepdowns of overcollateralization have occurred as scheduled. Overcollateralization represents our investment in the excess collateral in a securitized pool of mortgage loans. Overcollateralization serves as a form of credit enhancement for trust investors.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, at December 31, 2001 was 10%.

         The assumptions for prepayment rates are compared to actual prepayment experience of the individual securitization pool of mortgage loans and an average of the actual experience of other similar pools of mortgage loans at the same number of months after their inception. It is our practice to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans is less than a year old even though actual experience may be different. During this ramp period, before a pool of mortgage loans reaches its expected constant prepayment rate, actual experience both quantitatively and qualitatively is generally not sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different than the average. For pools of mortgage loans greater than one year old, prepayment experience trends for the individual pool is considered to be more significant and adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the variance from average experience is significant and is expected to continue.

         As was previously discussed, during the six months ended December 31, 2001 our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments as was noted throughout the mortgage industry. We have increased our prepayment assumptions for the near term, then ramped down to the average historical levels, depending on the seasoning of the trust and the amount of variance of recent experience to average prepayment levels. Our recent increase in prepayment experience has been mainly due to loan refinancings. We do not believe that the current growth in the rate of refinancings is indicative of a long-term trend in the non-conforming mortgage market. We believe this recent activity is due to significant decreases in market interest rates which have occurred over a short period of time which have generated a larger than normal volume of refinancing activity during this period. We believe our assumptions based on average prepayment levels remain reasonable indicators of future prepayment expectations.

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

                Summary of Material Mortgage Loan Securitization
        Valuation Assumptions and Actual Experience at December 31, 2001


                                                  2001-4   2001-3   2001-2   2001-1  2000-4   2000-3   2000-2   2000-1  1999-4
                                                  ------   ------   ------   ------  ------   ------   ------   ------  ------
Interest-only strip residual discount rate (a):
-----------------------------------------------
   Initial valuation...........................    13%      13%      13%      13%     13%      13%      13%      11%     11%
   Current valuation...........................    13%      13%      13%      13%     13%      13%      13%      13%     13%
Servicing rights discount rate:
-------------------------------
   Initial valuation...........................    11%      11%      11%      11%     11%      11%      11%      11%     11%
   Current valuation...........................    11%      11%      11%      11%     11%      11%      11%      11%     11%

Prepayment rates:
----------------
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)........................    11%      11%      11%      11%     10%      10%      10%      10%     10%
     Home equity loans.........................    22%      22%      22%      22%     24%      24%      24%      24%     24%
   Ramp period (months) (b):
     Business loans.............................   27       24       24       24      24       24       24       24      24
     Home equity loans..........................   30       30       30       30      24       24       24       18      18
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c) .......................    11%      11%      11%      11%     11%      11%      12%      12%     11%
     Home equity loans ........................    22%      22%      22%      22%     22%      22%      22%      22%     22%
   Ramp period (months) (b):
     Business loans.............................   27       27       27       27      27       27       27       27      27
     Home equity loans..........................   30       30       30       30      30       30       30       30      30
   CPR adjusted to reflect ramp:
     Business loans.............................    3%       5%       8%      10%     12%      15%      17%      20%     22%
     Home equity loans(e).......................    2%      10%      14%      19%     17%      21%      21%      21%     22%
   Current prepayment experience (d):
     Business loans..............................  --       --       --        5%      5%      24%      15%      10%     15%
     Home equity loans...........................  --       --       --       18%     22%      33%      33%      31%     31%

Annual credit loss rates:
-------------------------
   Initial assumption............................0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%    0.40%   0.30%
   Current assumption............................0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%    0.40%   0.30%
   Actual experience.............................  --       --       --     0.01%     --     0.14%    0.07%    0.24%   0.21%

Servicing fees:
--------------
   Contractual fees..............................0.50%    0.50%    0.50%    0.50%   0.70%    0.50%    0.50%    0.50%   0.50%
   Ancillary fees................................1.25%    1.25%    1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   1.25%


(a) Projected cash flows from overcollateralization are discounted at the highest trust certificate pass through rate for each securitization averaging 7% at December 31, 2001. See Summary of Selected Mortgage Loan Securitization Trust Information table for rates specific to each securitization.
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(c) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40.
(d) Rate is a six-month historical average.
(e) The home equity loan prepayment rates have been increased for the next six months to provide for the expected near term continuation of higher than average prepayment experience

                Summary of Material Mortgage Loan Securitization
  Valuation Assumptions and Actual Experience at December 31, 2001 (Continued)

                                                 1999-3   1999-2   1999-1   1998-4   1998-3    1998-2   1998-1  1997(f)   1996(f)
                                                 ------   ------   ------   ------   ------    ------   ------  -------   -------
Interest-only strip residual discount rate (a):
-----------------------------------------------
   Initial valuation...........................    11%      11%      11%      11%       11%      11%      11%      11%       11%
   Current valuation...........................    13%      13%      13%      13%       13%      13%      13%      13%       13%
Servicing rights discount rate:
-------------------------------
   Initial valuation...........................    11%      11%      11%      11%       11%      11%      11%      11%       11%
   Current valuation...........................    11%      11%      11%      11%       11%      11%      11%      11%       11%

Prepayment rates:
----------------
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)........................    10%      10%      10%      13%       13%      13%      13%      13%       13%
     Home equity loans.........................    24%      24%      24%      24%       24%      24%      24%      24%       24%
   Ramp period (months) (b):
     Business loans............................    24       24       24       24        24       24       24       24        24
     Home equity loans.........................    18       18       18       12        12       12       12       12        12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c) (e)....................    11%      11%      10%      10%       10%      15%      15%      15%       13%
     Home equity loans (e).....................    22%      22%      22%      22%       22%      22%      22%      26%       15%
   Ramp period (months) (b):
     Business loans.............................   Na       Na       Na       Na        Na       Na       Na       Na        Na
     Home equity loans..........................   30       30       30       Na        Na       Na       Na       Na        Na
   CPR adjusted to reflect ramp:
     Business loans............................    23%      20%      16%      13%       10%      23%      24%      20%       13%
     Home equity loans(g)......................    24%      25%      26%      24%       23%      22%      22%      26%       15%
   Current prepayment experience (d):
     Business loans............................    23%      21%      18%      23%        5%      39%      31%      18%        9%
     Home equity loans.........................    28%      22%      26%      29%       28%      24%      29%      28%       14%

Annual credit loss rates:
-------------------------
   Initial assumption..........................  0.25%    0.25%    0.25%    0.25%     0.25%    0.25%    0.25%    0.25%     0.25%
   Current assumption..........................  0.25%    0.25%    0.35%    0.50%     0.45%    0.55%    0.45%    0.30%     0.30%
   Actual experience...........................  0.25%    0.23%    0.36%    0.48%     0.43%    0.53%    0.45%    0.29%     0.29%

Servicing fees:
--------------
   Contractual fees............................  0.50%    0.50%    0.50%    0.50%     0.50%    0.50%    0.50%    0.50%     0.50%
   Ancillary fees..............................  1.25%    1.25%    1.25%    1.25%     1.25%    0.75%    0.75%    0.75%     0.75%

(a) Projected cash flows from overcollateralization are discounted at the highest trust certificate pass through rate for each securitization averaging 7% at December 31, 2001. See Summary of Selected Mortgage Loan Securitization Trust Information table for rates specific to each securitization.
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(c) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40.
(d) Rate is a six-month historical average.
(e) Business loan assumption ramps down from current rate to 15% remaining constant at 15% for Trusts 1997-1, 1997-2, 1998-1 and 1998-2. Home equity loan assumption ramps down from current rate to 22% remaining constant at 22% for Trusts 1998-3 and 1998-4.
(f) Amounts represent weighted average percentages for two 1997 securitization pools and two 1996 securitization pools.
(g) The home equity loan prepayment rates have been increased for the next six months to provide for the expected near term continuation of higher average prepayment experience.
Na = not applicable

     Although we believe we have made reasonable estimates of prepayment rates and credit loss assumptions, the actual prepayment and credit loss experience may materially vary from our estimates. To the extent that prepayments or credit losses differ materially from the estimates made, adjustments to our interest-only strips and servicing rights may be required in accordance with SFAS No. 115 and EITF 99-20. Levels of future prepayments and credit loss assumptions higher than those initially estimated could result in a reduction in the value of interest-only strips and servicing rights which would adversely affect income in the period of adjustment. Additionally, some of our securitization trusts have issued floating rate certificates supported by fixed rate mortgages. The fair value of the excess cash flow we will receive may be affected by any changes in the rates paid on the floating rate certificates. See "--Interest Rate Risk Management" for further description of the impact of changes in our assumptions.

         Lease Securitizations. We have in the past securitized two pools of leases. As of December 31, 1999, we de-emphasized the lease origination business but continue to service the remaining leases in our managed portfolio. The interest-only strips and servicing rights we retain on these securitized pools represent only 1% of our securitization residual assets at December 31, 2001.

         Servicing Rights. When loans are sold through a securitization, the servicing on the loans is retained and we capitalize the benefit associated with the rights to service securitized loans, net of estimated compensation that would be required by a substitute servicer, based on those servicing rights allocated cost based upon their relative fair value to other consideration received in the securitization. We receive annual contractual servicing fees of 50 to 70 basis points which are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. Prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us, as servicer, as payments are collected from the borrowers. In addition, we are allowed to retain the interest paid on funds held in trust collection accounts until these funds are distributed to trust investors.

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

         In addition, although prepayments increased during the quarter ended December 31, 2001 compared to our historical averages, we have generally found that the non-conforming mortgage market is less sensitive to prepayments due to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing.

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows. At December 31, 2001, servicing rights totaled $112.1 million, compared to $102.4 million at June 30, 2001.

RESULTS OF OPERATIONS

Overview

         For the second quarter of fiscal 2002, net income increased $0.1 million, or 2.0%, to $2.5 million compared to $2.4 million in the second quarter of fiscal 2001. Diluted earnings per common share increased to $0.87 on average common shares of 2,835,000 compared to $0.65 per share on average common shares of 3,661,000 for the second quarter of fiscal 2001. Dividends of $0.08 and $0.07 per share were paid for the quarters ended December 31, 2001 and 2000, respectively. The common dividend payout ratio based on diluted earnings per share was 9.2% for the second quarter of fiscal 2002 compared to 10.8% for the second quarter of fiscal 2001.

         For the six months ended December 31, 2001, net income remained level at $3.8 million compared to the same period in fiscal 2001. Diluted earnings per share increased to $1.31 for the six months ended December 31, 2001, on average common shares of 2,899,000 compared to $1.01 on average common shares of 3,704,000 for the same period in fiscal 2001.

         Increases in the gain on sale recorded during the periods were offset by increases in general and administrative expenses and other expenses and a $4.5 million interest-only strips valuation adjustment recorded during the period. See below for further discussion of gain on sale, general and administrating expenses, other expenses and the interest-only strips valuation adjustment recorded during the periods.


         The increase in earnings per share for both the three and six-month periods was due to the lower number of shares outstanding due to our repurchases of our common stock.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the market price level of our common stock, which was at the time, and has continued to, trade at below book value. In addition, our earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. The repurchase program was extended in fiscal 2002 to authorize the purchase of up to 10% of the then outstanding shares which totaled approximately 2,661,000 shares at that date. The repurchase program was completed in November 2001. In addition, in November 2001, the Board of Directors authorized the repurchase of an additional 10% of the then outstanding shares. To date, we have repurchased 43,000 shares.

         On October 1, 2001, the Company's Board of Directors declared a 10% stock dividend paid on November 5, 2001 to shareholders of record on October 22, 2001. In conjunction with the Board's resolution, all outstanding stock options and the related exercise prices were adjusted. Accordingly, all outstanding shares, earnings per common share, dividend per share, average common share and stock option amounts have been retroactively adjusted to reflect the effect of the stock dividend.

Loan Originations

         The following schedule details our loan originations (in thousands):


                                           Three Months Ended                     Six Months Ended
                                              December 31,                          December 31,
                                        ------------------------            --------------------------
                                          2001             2000                2001              2000
                                        -------          -------             -------           -------
Business purpose loans.......          $ 32,268         $ 26,816            $ 61,892          $ 56,670
Home equity loans............           326,538          262,626             615,963           543,686
                                        -------          -------             -------           -------
                                       $358,806         $289,442            $677,855          $600,356
                                       ========         ========            ========          ========


         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $5.2 million, or 9.2%, for the six months ended December 31, 2001, to $61.9 million from $56.7 million for the six months ended December 31, 2000.

         Home equity loans originated by our subsidiaries Upland Mortgage and American Business Mortgage Services and through the Bank Alliance Program, increased $72.3 million, or 13.3%, for the six months ended December 31, 2001, to $616.0 million from $543.7 million for the six months ended December 31, 2000. The consumer mortgage group continues to focus on increasing efficiencies and productivity gains made in fiscal 2001 by refining marketing techniques and integrating technological improvements into the loan origination process. In addition, they are continuing to realize the benefits of changes made in fiscal 2001 to management structures and consolidation of branch offices.

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                    Three Months Ended                            Six Months Ended
                                       December 31,                                 December 31,
                              ----------------------------   Percentage   ------------------------------   Percentage
                                  2001           2000         Increase        2001             2000          Increase
                                  ----           ----         --------        ----             ----          --------

Total revenues...............   $60,034        $44,515          34.9%       $110,706          $82,938          33.5%
Total expenses...............    55,810         40,512          37.8%        104,134           76,679          35.8%
Net income...................     2,450          2,401           2.0%          3,812            3,755           1.5%

Return on average equity.....     14.82%         14.53%                        11.48%           11.62%
Return on average assets.....      1.17%          1.50%                         0.93%            1.20%

Earnings per share:
Basic........................     $0.96          $0.66          45.5%          $1.43            $1.03          38.8%
  Diluted....................     $0.87          $0.65          33.8%          $1.31            $1.01          29.7%
Dividends declared per share.     $0.08          $0.07          14.3%          $0.15            $0.14           7.1%


         Total Revenues. For the second quarter of fiscal 2002, total revenues increased $15.5 million, or 34.9%, to $60.0 million from $44.5 million for the second quarter of fiscal 2001. For the first six months of fiscal 2002, total revenues increased $27.8 million, or 33.5%, to $110.7 million from $82.9 million for the first six months of fiscal 2001. Growth in total revenues for both periods was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans. Gain on sale of loans increased $13.6 million, or 43.7%, to $44.6 million on the securitization of $342.2 million of loans for the second quarter of fiscal 2002 from $31.0 million on the securitization of $284.0 million of loans in the second quarter of fiscal 2001. For the six months ended December 31, 2001, gains of $79.9 were recorded on the securitization of $632.0 million of loans. This was an increase of $22.8, or 40.0% over gains of $57.1 million recorded on securitizations of $540.8 million of loans for the six months ended December 31, 2000.

         The increase in securitization gains for the three months and six months ended December 31, 2001 was due to both an increase in interest rate spreads and an increase in the volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 12.6% for the six months ended December 31, 2001 from 10.6% on loans securitized for the six months ended December 31, 2000. Increases in interest rate spreads increase expected residual cash flows to us and result in increases in the gains we recognize on the sale of loans into Securitizations. See "-- Securitization Accounting Considerations" for further detail.

         The increase in spread for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 resulted from decreases in pass-through rates on investor certificates issued by securitization trusts. For loans securitized during the six months ended December 31, 2001, the average loan coupon was 11.40%, a decrease from 12.03% on loans securitized during the six months ended December 31, 2000. However, the average interest rate on trust certificates issued in mortgage loan securitizations during the six months ended December 31, 2001 was 5.53%, a decrease from 7.24% during the six months ended December 31, 2000. The resulting net improvement in spread was approximately 108 basis points.

         Interest and Fees. Interest and fee income for the second quarter of fiscal 2002 decreased $0.5 million, or 8.2%, to $5.5 million from $6.0 million in the second quarter of fiscal 2001. For the six months ended December 31, 2001, interest and fee income increased $0.2 million, or 1.9%, to $11.5 million compared to $11.3 million for the six months ended December 31, 2000. Interest and fee income consists primarily of interest income earned on available for sale loans and leases, premiums earned on whole loan sales and other ancillary fees collected in connection with loans and leases.

         Interest income for the second quarter of fiscal 2002 decreased $0.4 million, or 13.8%, to $2.5 million from $2.9 million in the second quarter of fiscal 2001. During the six months ended December 31, 2001, interest income remained level at $5.1 million compared to the six months ended December 31, 2000. The decrease in the second quarter was due to a lower weighted average coupon on loans available for sale from prior year and lower rates earned on invested cash balances due to general decreases in market interest rates, which was partially offset by a modification of the terms of our securitization, which allowed us to retain interest income we had accrued up until the point of the sale. Previously all accrued interest income was retained by the securitization trust when collected.

         For the second quarter of fiscal 2002, premiums on whole loan sales decreased $0.1 million to $0.6 million from $0.7 million in the second quarter of fiscal 2001. The decrease was due to a 35.7% decrease in the volume of whole loan sales partially offset by increases in the average premiums earned on whole loan sales. Premiums on whole loan sales increased $0.7 million, to $1.8 million for the six-months ended December 31, 2001 from $1.1 million for the six months ended December 31, 2000. The volume of whole loan sales increased 11.5%, to $43.7 million for the six months ended December 31, 2001 from $39.2 million for the six months ended December 31, 2000. In addition to increases in the volume of whole loan sales, the average premium earned on whole loan sales increased during the period.

         Other fees were level for the quarter ended December 31, 2001 compared to the prior year, and decreased $0.5 million for the six months ended December 31, 2001 from the prior year mainly due to the decrease in fees collected in connection with our leasing portfolio. Our leasing portfolio has decreased due to our decision in fiscal 1999 to discontinue the origination of new leases.

         Interest Accretion on Interest-Only Strips. Interest accretion represents the yield component of cash flows received on interest-only strips. Interest accretion of $8.6 million and $16.4 million was earned in the three-month and six-month periods ended December 31, 2001, respectively, compared to $5.8 million and $11.4 million in the three-month and six-month periods ended December 31, 2000, respectively. The increase reflects the growth in the balance of our interest-only strips of $121.6 million, or 35.9%, to $460.6 million at December 31, 2001 from $339.0 million at December 31, 2000. In addition, cash flows from interest-only strips for the six months ended December 31, 2001, increased $13.6 million, or 38.5%, from the same period of fiscal 2001 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels.

         We use a prospective approach to estimate interest accretion. As previously discussed, we periodically update estimates of residual cash flow from our securitizations. When it is probable that there is a favorable change in estimated residual cash flow from the cash flow previously projected, we recognize a greater percentage of estimated interest accretion earned by the securitization. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows. See "--Securitization Accounting Considerations" for additional discussion.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended December 31, 2001, servicing income decreased $0.4 million, or 22.1%, to $1.3 million from $1.7 million for the three months ended December 31, 2000. For the six months ended December 31, 2001, servicing income decreased $0.2 million, or 7.2%, to $2.9 million from $3.2 million for the six months ended December 31, 2000.

         The following table summarizes the components of servicing income for the three-month and six-month periods ended December 31, 2001 and 2000 (in thousands):

                                                         Three Months Ended            Six Months Ended
                                                            December 31,                 December 31,
                                                     ------------------------      -----------------------
                                                        2001           2000           2001          2000
                                                     --------        --------      --------       --------
        Contractual and ancillary fees........       $  8,448        $  6,080      $ 16,680       $ 11,328
        Amortization of servicing rights......         (7,150)         (4,414)      (13,746)        (8,167)
                                                     --------        --------      --------       --------
                                                     $  1,298        $  1,666      $  2,934       $  3,161
                                                     ========        ========      ========       ========

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans. We periodically perform a valuation analysis of servicing rights to determine their fair value. If our valuation analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be required. As of December 31, 2001, our valuation analysis has not indicated any impairment. Impairment is measured as the excess of carrying value over fair value.

         Total Expenses. Total expenses increased $15.3 million, or 37.8%, to $55.8 million for the three months ended December 31, 2001 compared to $40.5 million for the three months ended December 31, 2000. Total expenses increased $27.5 million, or 35.8%, to $104.1 million for the six months ended December 31, 2001 compared to $76.7 million for the six months ended December 31, 2000. As described in more detail below, these increases were mainly a result of increased interest expense attributable to the issuance of additional subordinated debt, increases in employee related costs, increases in general and administrative expense, and a $4.5 million interest-only strips valuation adjustment recorded in the quarter ended December 31, 2001.

         Interest Expense. For the second quarter of fiscal 2002, interest expense increased $3.2 million, or 23.0%, to $17.3 million from $14.1 million for the second quarter of fiscal 2001. The increase was attributable to an increase in the amount of subordinated debt outstanding which was partially offset by a reduction in the average rate paid on both subordinated debt and warehouse lines of credit during the second quarter of fiscal 2002. The proceeds from the subordinated debt were used to repay existing debt, to fund loan originations and our operatings and for general corporate purposes including repurchases of our common stock. Average subordinated debt outstanding during the three months ended December 31, 2001 was $594.4 million compared to $423.0 million during the three months ended December 31, 2000. Average interest rates paid on subordinated debt outstanding were 10.9% during the three months ended December 31, 2001 compared to 11.0% during the three months ended December 31, 2000.

         During the first six months of fiscal 2002 interest expense increased $7.4 million, or 27.6%, to $34.3 million from $26.9 million for the six months ended December 31, 2000. Average subordinated debt outstanding during the six months ended December 31, 2001 was $580.7 million compared to $414.2 during the six months ended December 31, 2000. Average interest rates paid on subordinated debt outstanding increased to 11.0% during the six months ended December 31, 2001 from 10.9% during the six months ended December 31, 2000.

         Rates offered on subordinated debt decreased in the fourth quarter of fiscal 2001 and have continued to decrease in fiscal 2002 in response to decreases in market rates as well as our lower cash needs. The average rate of subordinated debt offered in February 2001 was 11.85% compared to the average rate of subordinated debt offered in December 2001 of 8.54%. As the higher rate notes mature we expect the average rate paid on subordinated debt to decline provided that market rates do not significantly increase.

         The increase in interest expense for the three and six-month periods ended December 31, 2001 related to subordinated debt was partially offset by the impact of a decrease in the average outstanding balances under warehouse lines of credit and decreased rates paid on warehouse lines. The average outstanding balances under warehouse lines of credit were $29.9 million during the three months ended December 31, 2001, compared to $67.5 million during the three months ended December 31, 2000. The average outstanding balances under warehouse lines of credit were $29.0 million during the six months ended December 31, 2001, compared to $56.7 million during the six months ended December 31, 2000. This decrease was due to the increased utilization of proceeds from the sale of subordinated debt to fund loan originations and greater utilization of off-balance sheet facilities. Interest rates paid on warehouse lines are generally based on LIBOR (London Inter Bank Offered Rate) plus a spread. LIBOR has decreased from approximately 6.6% at December 31, 2000 to 1.9% at December 31, 2001. Borrowings under warehouse lines of credit are secured by mortgage loans and represent advances of cash to us, usually at 98% of the principal amount of the mortgage loan used as collateral. These borrowings are for a limited duration, generally no more than 270 days, pending the ultimate sale of the mortgage loans through securitization or whole loan sale, either of which will generate the proceeds necessary to retire the borrowing.

         Provision for Credit Losses. The provision for credit losses for the quarter ended December 31, 2001 increased to $1.3 million as compared to $0.5 million for the quarter ended December 31, 2000. The provision for credit losses on available for sale loans and leases for the six months ended December 31, 2001 increased $1.3 million, or 92.2%, to $2.7 million, compared to $1.4 million for the six months ended December 31, 2000. The increase in the provision for credit losses was primarily due to increases in loans in non-accrual status and increases in delinquent loans and leases held as available for sale. Non-accrual loans were $5.1 million and $4.2 million at December 31, 2001 and 2000, respectively. Delinquent loans and leases held as available for sale were 5.0% and 3.7% of available for sale loans and leases at December 31, 2001 and 2000, respectively. See "--Managed Portfolio Quality" for further detail.

         The following tables summarize the changes in the allowance for credit losses by loan and lease type for the three-month and six-month periods ended December 31, 2001 and 2000 (in thousands):

                                                  Business
                                                  Purpose        Home Equity    Equipment
Three Months Ended December 31, 2001:              Loans            Loans        Leases          Total
-------------------------------------             -------        -----------    ---------        -----
Balance at beginning of period...........       $ 1,114            $ 1,883      $   359          $ 3,356
Provision for credit losses..............           275                787          208            1,270
(Charge-offs) recoveries, net............          (588)              (931)        (229)          (1,748)
                                                -------            -------      -------          -------
Balance at end of period.................       $   801            $ 1,739      $   338          $ 2,878
                                                =======            =======      =======          =======




                                                  Business
                                                  Purpose        Home Equity    Equipment
Six Months Ended December 31, 2001:                Loans            Loans        Leases          Total
-----------------------------------               -------        -----------    ---------        -----
Balance at beginning of period...........       $   591            $ 1,473      $   416          $ 2,480
Provision for credit losses..............           892              1,545          269            2,706
(Charge-offs) recoveries, net............          (682)            (1,279)        (347)          (2,308)
                                                -------            -------      -------          -------
Balance at end of period.................       $   801            $ 1,739      $   338          $ 2,878
                                                =======            =======      =======          =======

                                                  Business
                                                  Purpose        Home Equity    Equipment
Three Months Ended December 31, 2000:             Loans            Loans        Leases          Total
-------------------------------------             -------        -----------    ---------        -----
Balance at beginning of period...........       $   505            $   733      $   358         $  1,596
Provision for credit losses..............            78                309          153              540
(Charge-offs) recoveries, net............           (63)               (90)         (44)            (197)
                                                -------            -------      -------          -------
Balance at end of period.................       $   520            $   952      $   467          $ 1,939
                                                =======            =======      =======          =======


                                                  Business
                                                  Purpose        Home Equity    Equipment
Six Months Ended December 31, 2000:                Loans            Loans        Leases          Total
-----------------------------------               -------        -----------    ---------        -----
Balance at beginning of period...........       $   462            $   507      $   320          $ 1,289
Provision for credit losses..............           122                679          607            1,408
(Charge-offs) recoveries, net............           (64)              (234)        (460)            (758)
                                                -------            -------      -------          -------
Balance at end of period.................       $   520            $   952      $   467          $ 1,939
                                                =======            =======      =======          =======

         An allowance for credit losses for available for sale loans and leases is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization and for delinquent loans that have been repurchased from securitization trusts. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers ability to repay, and collateral considerations. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required. The allowance for credit losses was $2.9 million, or 3.6% of gross receivables, at December 31, 2001 compared to $2.5 million, or 2.9% of gross receivables, at June 30, 2001.

         While we are under no obligation to do so, at times we elect to repurchase some foreclosed and delinquent loans from the securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for foreclosed and delinquent loans and the purchase prices are at the loan's outstanding contractual balance. Under the terms of the trust agreements, a foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The related charge-off on these repurchased loans are included in our provision for credit losses in the period of charge-off. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 125 or SFAS No. 140, which was adopted on a prospective basis in the fourth quarter of fiscal 2001, or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

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

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the six months ended December 31, 2001 and the years ended June 30, 2001 and 2000. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases have occurred.

      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                           2000-3    2000-2    2000-1    1999-3   1999-2   1999-1    1998-4   1998-3
                                           ------    ------    ------    ------   ------   ------   -------   ------
Six months ended  December 31, 2001:
    Business loans......................   $   --    $   --    $   --    $   --   $  290   $  259   $   325   $   27
    Home equity loans...................                                             364    1,364     2,488    1,480
                                           ------    ------    ------    ------   ------   ------   -------   ------
        Total...........................   $   --    $   --    $   --    $   --   $  654   $1,623   $ 2,813   $1,507
                                           ======    ======    ======    ======   ======   ======   =======   ======
    Number of loans repurchased.........       --        --        --        --        6       19        32       15

Year ended June 30, 2001:
   Business loans.......................   $   --    $   --    $   --    $   --   $   --   $   --   $   173   $  803
   Home equity loans....................       88       330        --        --       --       --     1,310    3,886
                                           ------    ------    ------    ------   ------   ------   -------   ------
      Total.............................   $   88    $  330    $   --    $   --   $   --   $   --   $ 1,483   $4,689
                                           ======    ======    ======    ======   ======   ======   =======   ======
   Number of loans repurchased..........        1         2        --        --       --       --        10       48

Year ended June 30, 2000:
   Business loans.......................   $   --    $   --    $   --    $  101   $   --   $   --   $    --    $  --
   Home equity loans....................       --        --       167        --       --       --       363      106
                                           ------    ------    ------    ------   ------   ------   -------   ------
     Total..............................   $   --    $   --    $  167    $  101   $   --   $   --   $   363    $ 106
                                           ======    ======    ======    ======   ======   ======   =======   ======
   Number of loans repurchased..........       --        --         3         1       --       --         3        1


(Continued)                                1998-2    1998-1    1997-2    1997-1   1996-2   1996-1    Total
                                           ------    ------    ------    ------   ------   ------   -------
Six months ended December 31, 2001:
   Business loans.......................   $  175    $1,266    $   --    $   --   $   --   $  103   $ 2,445
   Home equity loans....................      469     1,690        --       112       60       --     8,027
                                           ------    ------    ------    ------   ------   ------   -------
     Total..............................   $  644    $2,956    $   --    $  112   $   60   $  103   $10,472
                                           ======    ======    ======    ======   ======   ======   =======
   Number of loans repurchased..........        6        36        --         1        1        1       117

Year ended June 30, 2001:
   Business loans.......................   $  215    $  428    $2,252    $   --   $  380   $  250   $ 4,501
   Home equity loans....................    1,284     1,686     1,764        --       92      109    10,549
                                           ------    ------    ------    ------   ------   ------   -------
      Total.............................   $1,499    $2,114    $4,016    $   --   $  472   $  359   $15,050
                                           ======    ======    ======    ======   ======   ======   =======
   Number of loans repurchased..........       13        31        37        --        8        4       154

Year ended June 30, 2000:
   Business loans.......................   $  827    $   --    $  153    $2,441   $  337   $  259   $ 4,118
   Home equity loans....................    2,588       165        84     1,123      114       --     4,710
                                           ------    ------    ------    ------   ------   ------   -------
     Total..............................   $3,415    $  165    $  237    $3,564   $  451   $  259   $ 8,828
                                           ======    ======    ======    ======   ======   ======   =======
   Number of loans repurchased..........       24         1         6        35        6        1       81

         Employee Related Costs. For the second quarter of fiscal 2002, employee related costs increased $1.5 million, or 21.0%, to $8.7 million, from $7.2 million in the second quarter of fiscal 2001. For the six months ended December 31, 2001, employee related costs increased $2.4 million, or 17.2%, to $16.5 million from $14.1 million in the prior year. The increase in both periods was primarily attributable to additions of personnel in the loan servicing and collections area to service the larger managed portfolio. Total employees at December 31, 2001 were 963 compared to 861 at December 31, 2000. The remaining increase was attributable to annual salary increases as well as increases in the costs of providing insurance benefits to employees.

         Sales and Marketing Expenses. For the second quarter of fiscal 2002, sales and marketing expenses increased $0.3 million, or 5.7%, to $6.4 million from $6.0 million for the second quarter of fiscal 2001. For the six months ended December 31, 2001, sales and marketing expenses increased $0.7 million, or 5.8%, to $12.4 million from $11.8 million for the six months ended December 31, 2000. Expenses for direct mail advertising increased $6.1 million for the six months ended December 31, 2001 compared to the prior year six-month period. This increase was partially offset by a decrease of $3.6 million for television advertising used in the prior year and a decrease of $1.8 million in telemarketing costs from the prior year. Subject to market conditions, we plan to selectively increase the funding for advertising in markets where we believe we can generate significant additional increases in loan originations.

         General and Administrative Expenses. For the second quarter of fiscal 2002, general and administrative expenses increased $5.0 million, or 39.5%, to $17.7 million from $12.7 million for the second quarter of fiscal 2001. For the six months ended December 31, 2001, general and administrative expenses increased $11.2 million, or 49.5%, to $33.8 million from $22.6 million for the six months ended December 31, 2000. The increase was primarily attributable to increases of approximately $8.9 million in costs associated with servicing and collection of our larger total managed portfolio including expenses associated with REO and delinquent loans, in addition to increases of $0.9 million in costs related to the issuance of our subordinated debt and a $0.4 million increase related to investments in technology.

         Interest-Only Strips Valuation Adjustment. In the second quarter of fiscal 2002, due to increases in prepayment experience, a write down of $4.5 million was recorded on our interest-only strips. This adjustment reflects the impact of higher prepayment experience on home equity loans than anticipated during the second quarter, as well as the impact of an increase in the prepayment rate assumptions used to value our interest-only strips. The impact of increased prepayments were considered to be other than temporary and were therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20. We have increased our prepayment rate assumptions for home equity loans and certain pools of business loans due to our expectation that the increased trend of prepayments noted throughout the mortgage industry will continue, but at a declining rate, through the end of the current fiscal year.


         Provision for income taxes. In fiscal 2002, our effective tax rate increased to 42% from 40% in fiscal 2001 due to increase state tax liabilities. As a result of our geographic expansion, we have increased the number of states we were doing significant business in and have increased our tax provision for additional tax liabilities in certain states.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(in thousands, except per share data)


                                                                                December 31,         June 30,
                                                                                    2001               2001
                                                                                ------------        ---------
Cash and cash equivalents....................................................    $ 111,556          $  91,092

Loan and lease receivables, net:
   Available for sale........................................................       78,144             83,241
   Interest, fees and other..................................................       13,812             16,549
Interest-only strips.........................................................      460,601            398,519
Servicing rights.............................................................      112,084            102,437
Receivables for sold loans ..................................................       14,949             14,157
Total assets.................................................................      847,003            766,487

Subordinated debt............................................................      611,939            537,950
Warehouse lines and other notes payable......................................       55,172             51,064
Total liabilities............................................................      781,246            699,625
Total stockholders' equity...................................................       65,757             66,862

Book value per common share..................................................    $   25.44          $   22.52
Total liabilities to tangible equity (c).....................................        15.4x              13.5x
Adjusted debt to tangible equity (a)(c)......................................        11.7x              10.2x
Subordinated debt to tangible equity (c).....................................        12.1x              10.4x
Interest-only strips to adjusted  tangible equity (b)(c).....................         4.1x               3.5x

(a) Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.
(c) Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $80.5 million, or 10.5%, to $847.0 million at December 31, 2001 from $766.5 million at June 30, 2001 primarily due to increases in cash and cash equivalents, interest-only strips and serving rights.

         Cash and cash equivalents increased $20.5 million, or 22.5%, due to receipts from sales of subordinated debt and cash receipts from our interest-only strips.

         Activity of our interest-only strips for the six months ended December 31, 2001 and 2000 was as follows (in thousands):

                                                                               December 31,
                                                                        ---------------------------
                                                                          2001               2000
                                                                        --------           --------
 Balance at beginning of period..................................       $398,519           $277,872
 Initial recognition of interest-only strips, including initial
       overcollateralization of $0 and $2,211 ...................         72,307             59,978
 Required purchases of additional overcollateralization..........         26,245             19,777
 Interest accretion..............................................         16,382             11,419
 Cash flow from interest-only strips.............................        (48,894)           (35,310)
 Net adjustments to fair value...................................            504              5,293
 Other than temporary fair value adjustment......................         (4,462)                --
                                                                        --------           --------
 Balance at end of period........................................       $460,601           $339,029
                                                                        ========           ========

         The following table summarizes the purchases of overcollateralization by trust for the six months ended December 31, 2001 and the years ended June 30, 2001 and 2000. See "-- Securitization Accounting Considerations" for a discussion of overcollateralization requirements.


     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                             (dollars in thousands)


                                        2001-2   2001-1  2000-4   2000-3    2000-2   2000-1    Other    Total
                                        ------   ------  ------   ------    ------   ------    -----    -----
Six Months Ended December 31, 2001:
Required purchases of additional
   overcollateralization............ $ 5,613  $ 5,638  $ 5,266  $ 2,046   $ 4,643   $ 2,490   $   549   $26,245


                                     2001-2   2001-1  2000-4   2000-3    2000-2   2000-1   1999-4  1999-3  1999-2   Other   Total
                                     ------   ------  ------   ------    ------   ------   ------  ------  ------   -----   -----
Year Ended June 30, 2001:
Initial overcollateralization.....   $ --   $   --   $   --   $   --   $   611   $   --   $   --   $  --   $   --   $  --  $  611
Required purchases of additional
   overcollateralization...........   959    2,574    6,049    4,051    10,160     7,519    5,960   3,719    2,316     638   43,945
                                      ---   ------   ------   ------   -------   -------   ------  ------   ------  ------  -------
   Total...........................   959   $2,574   $6,049   $4,051   $10,771   $ 7,519   $5,960  $3,719   $2,316  $  638  $44,556
                                      ===   ======   ======   ======   =======   =======   ======  ======   ======  ======  =======

                                     Off-Balance
                                        Sheet
                                     Facilities   2000-2   2000-1   1999-4   1999-3    1999-2  1999-1   1998-4   1998-3    Total
                                     ----------   ------   ------   ------   ------    ------  ------   ------   ------    -----
Year Ended June 30, 2000
Initial overcollateralization......   $2,909     $2,114   $1,776    $2,222   $2,211    $   --   $   --  $   --   $   --    $11,232
Required purchases of additional
     overcollateralization.........       --         --    2,303     4,040    5,125     7,585    6,601   1,348    2,923     29,925
                                      ------     ------   ------    ------   ------    ------   ------  ------   ------    -------
   Total...........................   $2,909     $2,114   $4,079    $6,262   $7,336    $7,585   $6,601  $1,348   $2,923    $41,157
                                      ======     ======   ======    ======   ======    ======   ======  ======   ======    =======


         Servicing rights increased $9.6 million or 9.4% to $112.1 million at December 31, 2001 from $102.4 at June 30, 2001 due to the securitization of $632.0 million of loans during the period offset by amortization of the servicing asset for fees collected during the period.

         Total liabilities increased $81.6 million, or 11.7%, to $781.2 million from $699.6 million at June 30, 2001 due primarily to an increase in subordinated debt outstanding and accounts payable and accrued expenses. For the first six months of fiscal 2001 subordinated debt increased $74.0 million, or 13.8%, to $611.9 million due to sales of subordinated debt used to fund loan originations, operating activities, repayments of maturing subordinated debt and investments in systems and technology. Subordinated debt was 12.1 times tangible equity at December 31, 2001, compared to 10.4 times as of June 30, 2001. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Accounts payable and accrued expenses increased $7.1 million, or 17.4%, to $48.2 million from $41.0 million at June 30, 2001 primarily due to an increase in accrued interest payable on subordinated debt due to the higher level of subordinated debt.

Managed Portfolio Quality

     The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                         December 31, 2001       September 30, 2001           June 30, 2001
                                      ---------------------     --------------------      ---------------------
Delinquency by Type                      Amount        %            Amount       %            Amount       %
-------------------                   -------------- ------     ------------- ------      ------------- -------
Business Purpose Loans
Total managed portfolio.............  $  329,594                $  314,076                 $  300,192
                                      ==========                ==========                 ==========
Period of delinquency:
    31-60 days......................  $    3,693     1.12%      $    2,626     0.84%       $    3,460    1.15%
    61-90 days......................       3,031     0.92            3,100     0.99             1,837     .61
    Over 90 days....................      27,605     8.38           26,958     8.58            22,687    7.56
                                      ----------    -----       ----------    -----        ----------    ----
    Total delinquencies.............  $   34,329    10.42%      $   32,684    10.41%       $   27,984    9.32%
                                      ==========    =====       ==========    =====        ==========    ====
REO.................................  $    7,207                $    5,408                 $    4,530
                                      ==========                ==========                 ==========
Home Equity Loans
Total managed portfolio.............  $2,472,365                $2,336,007                 $2,223,429
                                      ==========                ==========                 ==========
Period of delinquency:
    31-60 days......................  $   38,538     1.56%      $   29,477     1.26%       $   16,227     .73%
    61-90 days......................      24,054     0.97           23,519     1.01            14,329     .64
    Over 90 days....................      73,725     2.98           58,681     2.51            47,325    2.13
                                      ----------    -----       ----------    -----        ----------    ----
    Total delinquencies.............  $  136,317     5.51%      $  111,677     4.78%       $   77,881    3.50%
                                      ==========     ====       ==========     ====        ==========    ====
REO.................................  $   28,596                $   24,662                 $   23,902
                                      ==========                ==========                 ==========
Equipment Leases
Total managed portfolio.............  $   45,619                $   55,299                 $   65,774
                                      ==========                ==========                 ==========
Period of delinquency:
    31-60 days......................  $    1,383     3.03%      $    1,179     2.13%       $      595     .90%
    61-90 days......................         524     1.15              530     0.96               206     .31
    Over 90 days....................         602     1.32              700     1.27               347     .53
                                      ----------    -----       ----------    -----        ----------    ----
    Total delinquencies.............  $    2,509     5.50%      $    2,409     4.36%       $    1,148    1.74%
                                      ==========     ====       ==========     ====        ==========    ====
Combined
--------
Total managed portfolio.............  $2,847,578                $2,705,382                 $2,589,395
                                      ==========                ==========                 ==========
Period of delinquency:
    31-60 days......................  $   43,614     1.53%      $   33,282     1.23%       $   20,282     .78%
    61-90 days......................      27,609     0.97           27,149     1.00            16,372     .63
    Over 90 days....................     101,932     3.58           86,339     3.19            70,359    2.72
                                      ----------    -----       ----------    -----        ----------    ----
    Total delinquencies.............  $  173,155     6.08%      $  146,770     5.42%       $  107,013    4.13%
                                      ==========     ====       ==========     ====        ==========    ====
REO.................................  $   35,803     1.26%      $   30,070     1.11%       $   28,432    1.10%
                                      ==========     ====       ==========     ====        ==========    ====
Losses experienced during the
    three month period(a)(b) :
    Loans...........................  $    3,772     0.56%      $    2,644     0.41%       $    4,168     .68%
                                                     ====                      ====                      ====
    Leases..........................         229     1.91%             118     0.83%               61     .37%
                                      ----------     ====       ----------     ====        ----------    ====
    Total managed portfolio.........  $    4,001     0.58%      $    2,762     0.42%       $    4,229     .68%
                                      ==========     ====       ==========     ====        ==========     ===


(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $2.2 million ($1.0 million from charge-offs through the provision for loan losses and $1.2 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.8 million for the three months ended December 31, 2001. Losses recorded on our books were $0.9 million ($0.6 million from charge-offs through the provision for loan losses and $0.3 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.9 million for the three months ended September 30, 2001. Losses recorded on our books were $2.7 million ($1.8 million from charge-offs through the provision for loan losses and $0.9 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $1.5 million for the three months ended June 30, 2001. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and real estate owned recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in millions):


                                                               December 31,     September 30,   June 30,
                                                                   2001             2001          2001
                                                               ------------     -------------   --------
Delinquencies held as available for sale (a)................    $ 4.0             $ 4.7          $ 3.4
                                                                  5.0%              6.2%           4.0%

Available for sale loans and leases in non-accrual status (b)   $ 5.1             $ 6.7          $ 4.5
                                                                  7.6%              8.8%           5.4%

Real estate owned on balance sheet..........................    $ 2.6             $ 3.2          $ 2.3

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

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding real estate owned) in the total managed portfolio were $173.2 million at December 31, 2001 compared to $146.8 million at September 30, 2001 and $107.0 million at June 30, 2001. Total delinquencies as a percentage of the total managed portfolio were 6.08% at December 31, 2001 compared to 5.42% at September 30, 2001 and 4.13% at June 30, 2001 on a total managed portfolio of $2.8 billion at December 31, 2001, $2.7 billion at September 30, 2001 and $2.6 billion at June 30, 2001. The increase in delinquencies and delinquency percentages was mainly due to the continued decline in economic conditions and the seasoning of the managed portfolio. As the managed portfolio continues to season we expect the delinquency rate to continue to increase.

         Real estate owned. Total real estate owned ("REO"), comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $35.8 million, or 1.26% of the total managed portfolio at December 31, 2001 compared to $30.1 million, or 1.11%, and $28.4 million, or 1.10%, respectively, at September 30, 2001 and June 30, 2001. The $5.7 million increase in the volume of REO from the prior quarter was mainly due to the seasoning of the managed portfolio together with a concerted effort by management to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. We continue to add additional company personnel to this process. The acceleration of the foreclosure process has caused a substantial increase in the balance of properties classified as REO. We are now implementing processes to decrease the cycle time in the disposition of REO properties, however, as our portfolio seasons we expect the REO balance to continue to increase.

         Loss experience. During the second quarter of fiscal 2002, we experienced net loan and lease charge-offs in our total managed portfolio of $4.0 million. On an annualized basis, net loan and lease charge-offs for the second quarter of fiscal 2002 represent 0.58% of the total managed portfolio, an increase from 0.42% for the quarter ended September 30, 2001 and a decrease from 0.68% for the quarter ended June 30, 2001. Loss severity experienced on delinquent loans generally has ranged from 10% to 15% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. The credit loss assumptions in our mortgage loan securitizations are monitored against actual loss experience and adjusted for future loss expectations if warranted. See "-- Securitization Accounting Considerations" for more detail on credit loss assumptions compared to actual loss experience.

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

                                                                   Amount Maturing After December 31, 2001
                                         ------------------------------------------------------------------------------------------
                                          Months     Months     Months      Months      Months     There-                   Fair
                                         1 to 12     13 to 24   25 to 36    37 to 48    49 to 60    after        Total      Value
                                         -------     --------   --------    --------    --------    -----        -----      -----
Rate Sensitive Assets:
Loans and leases available for sale (a) $ 74,433   $     49     $     56    $     64    $     72    $  3,470    $ 78,144   $ 81,070
Interest-only strips..................    70,630    100,787       93,537      78,462      64,460     230,188     638,064    460,601
Servicing rights......................    38,040     30,629       24,103      18,857      14,770      48,005     174,404    112,084
Investments held to maturity..........        80         88          100         123         156         385         932        945

Rate Sensitive Liabilities:
Fixed interest rate borrowings........  $340,946   $160,486     $ 50,154    $ 21,111    $ 11,408    $ 27,834    $611,939   $610,856
Average interest rate.................    10.53%     11.52%       10.93%      12.34%      12.57%      12.39%      11.09%
Variable interest rate borrowings.....  $ 51,068   $    536     $    581    $  2,537    $     96    $    354    $ 55,172   $ 55,172
Average interest rate.................     4.06%      3.90%        3.90%       3.90%       3.90%       3.90%       4.05%

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

         From time to time derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest between the date rate commitments on loans are made and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. Derivative financial instruments include futures and forward pricing on securitizations. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans, loan commitments or of our residual interests in mortgage loans in our facility, which we would expect to be included in a permanent securitization at a future date. The mortgage loans, loan commitments and mortgage loans underlying residual interests in mortgage pools consist of essentially similar pools of fixed rate loans and loan commitments, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed rate pass-through certificates issued by securitization trusts are generally priced to yield a spread above Eurodollars or interest rate swap yield curves with a three-year maturity. We may hedge potential rate changes in Eurodollars and interest rate swap yield curves with futures contracts on similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. Fair value of derivative financial instruments is based on quoted market prices. Fair value of the items hedged is based on current pricing of these assets in a securitization. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item no longer would be recognized as an adjustment to income.

         We recorded cash losses on the fair value of derivative financial instruments of $3.4 million during the six months ended December 31, 2001, and $4.3 million during the six months ended December 31, 2000. There were no open derivative contracts or unrealized gains or losses from derivative contracts at December 31, 2001.

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus a spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At December 31, 2001, $134.0 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 5.2% of total debt issued by mortgage loan securitization trusts. In accordance with generally accepted accounting principles, the changes in fair value are recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights is periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. See "--Securitization Accounting Considerations" for further information regarding these assumptions and the impact of prepayments during this period.

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

Securitized collateral balance                                       $2,753.6
Balance sheet carrying value of retained interests                     $572.7
Weighted-average collateral life (in years)                               4.2

Sensitivity of assumptions used to value retained interests:

Prepayment speed:
Impact on fair value for 10% adverse change                             $23.6
Impact on fair value for 20% adverse change                             $44.8

Credit Loss rate:
Impact on fair value for 10% adverse change                              $3.4
Impact on fair value for 20% adverse change                              $6.7

Floating Rate Debt (a):
Impact on fair value for 10% adverse change                              $1.2
Impact on fair value for 20% adverse change                              $2.3

Discount Rate:
Impact on fair value for 10% adverse change                             $19.2
Impact on fair value for 20% adverse change                             $37.5

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

         Subordinated Debt. We also experience interest rate risk to the extent that as of December 31, 2001 approximately $271.0 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

Liquidity and Capital Resources

         A further decline in economic conditions, continued instability in financial markets or further acts of terrorism in the United States may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debt securities, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent we experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to effectively hedge our loan portfolio against market interest rate changes which could cause our stock price to decline. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired.

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

         As was previously discussed, during the six months ended December 31, 2001, our actual prepayment experience on our managed portfolio was generally higher than our average historical levels for prepayments. Prepayments result in decreases in the size of our managed porfolio and decreases in the expected future cash flows to us from our interest-only strips and servicing rights. However, due to the favorable interest rate spreads and favorable overcollateralizaiton requirements received on our more recent securitizations, resulting in an increase in cash flows from interest-only strips and servicing rights we do not believe our recent increase in prepayment experience will have a significant impact on our expected cash flows from retained interests in securitizations.

         The current low interest rate environment has provided an opportunity to reduce the interest rates and extend the maturities offered on our subordinated debt. The weighted average rate of our subordinated debt issued in December 2001 was 8.54% and 64.7% of that debt was for terms of 18 months or longer, compared to debt issued in June 2001 which had a weighted average rate of 9.52% and 49.6% with terms of 18 months or longer and debt issued in March 2001 which had a weighted average rate of 11.24% and only 40.0% was for terms of 18 months or longer.

         Even though our operations have expanded during fiscal 2002, negative cash flow from operations decreased $5.4 million in the first quarter and $7.1 million in the second quarter from the same periods of the prior year totaling a decrease of $12.5 million, or 25.8%, for the six months ended December 31, 2001 from the prior year period. Our cash balances are sufficient to cover approximately 32.7% of the $340.9 million of subordinated debt maturities due within one year. Cash balances were $111.6 million at December 31, 2001, up from $91.1 million at June 30, 2001.

         As of December 31, 2001, $396.1 million of subordinated debt and other debt was scheduled to mature during the next twelve months. We currently expect to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. We intend to continue to utilize debt financing to fund operations in the future.

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

         Subordinated Debt Securities. During fiscal 2002, we sold $74.0 million in principal amount of subordinated debt securities, net of redemptions, with maturities of up to ten years with an average maturity of 21 months. As of December 31, 2001, $611.9 million of subordinated debt was outstanding. We registered $325.0 million of subordinated debt under a registration statement, which was declared effective by the Securities and Exchange Commission on October 16, 2001. As of December 31, 2001, $264.4 of this debt was available for future issuance. The proceeds from sales of subordinated debt securities will be used to repay existing debt, to fund loan originations and our operations and for general corporate purposes including repurchases of our common stock. We intend to meet our obligation to repay such debt as it matures with cash flow from operations, cash flows from interest-only strips, and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations.

         Credit Facilities. The following is a description of the warehouse and line of credit facilities that are utilized to fund origination of loans and our operations. The warehouse credit agreements require that we maintain specific covenants regarding net worth, leverage and other standards. At December 31, 2001, we were in compliance with the terms of all loan covenants.


                                                                                    Amount           Amount
                                                                      Amount      Utilized On-    Utilized Off-
                                                                    Committed     Balance Sheet   Balance Sheet
                                                                    ---------     -------------   -------------
                                                                                 (in thousands)
Revolving credit facilities:
   Mortgage facility, expiring July 2002 (a)..............          $300,000         $    Na          $39,882
   Warehouse revolving line of credit, expiring March 2002 (b)       200,000              --               Na
   Warehouse revolving line of credit, expiring January 2002 (c)     200,000           7,320               Na
   Warehouse revolving line of credit, expiring November 2002 (D)    200,000              --               Na
   Warehouse and operating revolving line of credit, expiring
     December 2002 (e)....................................            50,000          38,288               Na
   Warehouse revolving line of credit, expiring February 2002 (f)     25,000           5,461               Na
                                                                    --------         -------          -------

Total revolving credit facilities.........................           975,000          51,069           39,882
Other credit facilities and notes payable:
   Commercial paper conduit for lease production, maturity
     matches underlying leases (g)........................             4,834           4,103              731
                                                                    --------         -------          -------
Total credit facilities...................................          $979,834         $55,172          $40,613
                                                                    ========         =======          =======

Na - not applicable for facility

         (a) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services established a $300.0 million mortgage facility which expires July 2002. The facility provides for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "--Securitization Accounting Considerations" for further discussion of the off-balance sheet features of this facility.

         (b) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $200.0 million warehouse line of credit with Triple-A One Funding Corp., an affiliate of MBIA Insurance Corporation. The facility expires in March 2002. Interest rates on this facility are based on commercial paper rates plus a margin. Advances under this facility are collateralized by pledged loans. We intend to negotiate a new credit facility with MBIA. No assurances can be given that this credit facility will be extended or, if extended will be on the same terms as described above.

         (c) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $200.0 million warehouse line of credit with Morgan Stanley Dean Witter Mortgage Capital Inc. The interest rate on the facility is based on LIBOR plus a margin. Advances under this facility are collateralized by pledged loans. The facility expired January 2002 and we did not renew this facility.

         (d) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. The facility expires November 2002. The interest rate on the facility is based on LIBOR plus a margin. Advances under this facility are collateralized by pledged loans.

         (e) We and our subsidiaries, American Business Credit, HomeAmerican Credit, and American Business Mortgage Services, established a $50.0 million warehouse and operating credit facility with Chase Manhattan Bank which expires December 2002. Interest rates on the advances under this facility are based upon LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans and other collateral related thereto. Advances on this line for operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trust 2001-1.

         (f) Our subsidiaries, American Business Credit, HomeAmerican Credit and American Business Mortgage Services established a $25.0 million warehouse line of credit facility from Residential Funding Corporation which expires February 2002. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans. We are currently negotiating a new credit facility with Residential Funding Corporation. No assurances can be given that this new credit facility will be extended, or if extended, will be on the same terms as described above.

         (g) The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases.

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders -

         The Company's Annual Meeting of Stockholders was held on December 7, 2001. The following is a description of matters submitted to stockholders for their approval at the Meeting and votes cast with respect thereto:

Proposal:                                             Votes Cast
                                         For          Against          Abstain
Election of Directors:
  Anthony J. Santilli               2,397,946           26,771            0
  Richard Kaufman                   2,397,946           26,771            0

(Directors continuing in office include Michael DeLuca, Harold Sussman and Leonard Becker.)


To approve the proposal to amend and restate the 1999 Stock Option Plan to increase the number of shares of Common Stock that may be issued pursuant to such plan by 200,000 shares from 550,000 shares to 750,000 shares:

                         For              Against                    Abstain

                      1,886,906           149,341                      2,390

To approve the proposal to adopt the Company's 2001 Stock Incentive Plan:

                         For              Against                    Abstain

                      1,928,049           109,119                      2,470


Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number            Description of Agreement
------            ------------------------


10.1 12/01 AMENDMENT TO SENIOR SECURED CREDIT AGREEMENT dated December 22, 2000, among: AMERICAN BUSINESS CREDIT, INC., a Pennsylvania corporation, HOMEAMERICAN CREDIT, INC, a Pennsylvania corporation doing business under the assumed or fictitious name Upland Mortgage, and AMERICAN BUSINESS MORTGAGE SERVICES and JPMorgan Chase Bank.

10.2 MASTER REPURCHASE AGREEMENT between Credit Suisse First Boston Mortgage Capital LLC, as buyer, or as agent pursuant hereto, and ABFS REPO 2001, Inc., as seller.

10.3 MASTER CONTRIBUTION AGREEMENT, dated as of November 16, 2001, by and between American Business Financial Services, Inc., as owner and contributor and ABFS REPO 2001, Inc., as Company.

10.4 CUSTODIAL AGREEMENT dated as of November 16, 2001, made by and among ABFS REPO 2001, INC., a Delaware corporation; (ii) AMERICAN BUSINESS CREDIT, INC., a Pennsylvania corporation; (iii) JPMORGAN CHASE BANK, a New York banking corporation, and (iv)CREDIT SUISSE FIRST BOSTON MORTGAGE CAPITAL LLC.

10.5 GUARANTY, dated as of November 16, 2001, is made by and among American Business Financial Services, Inc. ("ABFS"), American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage , American Business Mortgage Services, Inc. and Credit Suisse First Boston Mortgage Capital LLC.

Reports on Form 8-K:

On October 1, 2001 the Company filed a current report on Form 8-K, reporting financial information under Item 5 with respect to the completion of a $306 million securitization on September 26, 2001.

On October 4, 2001, the Company filed a current report on Form 8-K reporting financial information under Item 5 with respect to an October 1, 2001 announcement by its Board of Directors of a 10% stock dividend. The stock dividend was paid on November 5, 2001 to shareholders on record on October 22, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: February 14, 2002                         BY: /s/ Albert W. Mandia
     ------------------                             ----------------------------
                                                Albert W. Mandia
                                                Executive Vice President and
                                                Chief Financial Officer