Form 10-Q
period 2002-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2002-05-15
CIK 772349

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q



(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                            Yes [X]  No [ ]

As of May 10, 2002, there were 2,584,881 shares of the registrant's Common Stock issued and outstanding.

          American Business Financial Services, Inc. and Subsidiaries

                                     INDEX

                                                                                                               Page
                                                                                                               ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Information

   Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001.............................................1
   Consolidated Statements of Income for the three and nine months ended March 31, 2002 and 2001..................2
   Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 2002 .......................3
   Consolidated Statements of Cash Flow for the nine months ended March 31, 2002 and 2001.........................4
   Notes to Consolidated Financial Statements.....................................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................17

Item 3.   Quantitative and Qualitative Disclosure about Market Risk..............................................55


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................56
Item 2.   Changes in Securities..................................................................................56
Item 3.   Defaults Upon Senior Securities........................................................................56
Item 4.   Submission of Matters to a Vote of Security Holders....................................................56
Item 5.   Other Information......................................................................................56
Item 6.   Exhibits and Reports on Form 8-K.......................................................................56

PART I  FINANCIAL INFORMATION
Item 1. Financial Information

          American Business Financial Services, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             (dollars in thousands)

                                                                               March 31,                  June 30,
                                                                                 2002                       2001
                                                                              -----------                ------------
                                                                              (Unaudited)                    (Note)
Assets
Cash and cash equivalents                                                     $   131,560                $     91,092
Loan and lease receivables, net
   Available for sale                                                              67,547                      83,241
   Interest, fees and other                                                        13,333                      16,549
Interest-only strips (includes the fair value of over-
    collateralization related cash flows of $223,054
    at March 31, 2002 and $183,087 at June 30, 2001)                              490,147                     398,519
Servicing rights                                                                  118,194                     102,437
Receivable for sold loans                                                           8,216                      14,157
Prepaid expenses                                                                    3,407                       3,457
Property and equipment, net                                                        18,757                      20,750
Other assets                                                                       34,185                      36,285
                                                                              -----------                ------------
Total assets                                                                  $   885,346                $    766,487
                                                                              ===========                ============
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt                                                             $   640,736                $    537,950
Warehouse lines and other notes payable                                            41,123                      51,064
Accrued interest payable                                                           44,419                      32,699
Accounts payable and accrued expenses                                              10,447                       8,324
Deferred income taxes                                                              33,929                      30,954
Other liabilities                                                                  47,520                      38,634
                                                                              -----------                ------------
Total liabilities                                                                 818,174                     699,625
                                                                              -----------                ------------

Stockholders' Equity
Preferred stock, par value $.001, authorized, 1,000,000
   shares; issued and outstanding, none                                                --                          --
Common stock, par value $.001, authorized, 9,000,000 shares
   issued:  3,645,192 shares at March 31, 2002 and
   3,645,092 shares at June 30, 2001 (including treasury shares of 1,060,311 at March 31, 2002 and 676,507 at
   June 30, 2001)                                                                       4                           4
Additional paid-in capital                                                         23,985                      23,984
Accumulated other comprehensive income                                             11,353                      10,337
Retained earnings                                                                  45,888                      43,922
Treasury stock, at cost                                                           (13,458)                    (10,785)
                                                                              -----------                ------------
                                                                                   67,772                      67,462
Note receivable                                                                      (600)                       (600)
                                                                              -----------                ------------
Total stockholders' equity                                                         67,172                      66,862
                                                                              -----------                ------------
Total liabilities and stockholders' equity                                    $   885,346                $    766,487
                                                                              ===========                ============

Note:    The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date.
See accompanying notes to consolidated financial statements.

          American Business Financial Services, Inc. and Subsidiaries
                       Consolidated Statements of Income
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended      Nine Months Ended
                                                            March 31,              March 31,
                                                     --------------------   ----------------------
                                                        2002       2001       2002          2001
                                                     ---------  ---------   ---------    ---------
Revenues
Gain on sale of loans                                $  49,220  $  34,430   $ 129,139    $  91,529
Interest and fees                                        5,292      5,300      16,759       16,555
Interest accretion on interest-only strips               9,538      6,438      25,920       17,857
Servicing income                                         1,282      1,117       4,216        4,278
Other income                                               103          2         107            6
                                                     ---------  ---------   ---------    ---------

Total revenues                                          65,435     47,287     176,141      130,225
                                                     ---------  ---------   ---------    ---------

Expenses
Interest                                                17,191     14,156      51,467       41,020
Provision for credit losses                              1,728      1,217       4,434        2,625
Employee related costs                                   9,467      7,214      25,953       21,277
Sales and marketing                                      6,498      6,178      18,937       17,930
General and administrative                              18,824     13,722      52,589       36,314
Interest-only strips valuation adjustment                8,691         --      13,153           --
                                                     ---------  ---------   ---------    ---------

Total expenses                                          62,399     42,487     166,533      119,166
                                                     ---------  ---------   ---------    ---------

Income before provision for income taxes                 3,036      4,800       9,608       11,059

Provision for income taxes                               1,275      1,920       4,035        4,424
                                                     ---------  ---------   ---------    ---------

Net Income                                           $   1,761  $   2,880   $   5,573    $   6,635
                                                     =========  =========   =========    =========

Earnings per common share:
   Basic                                             $    0.64  $    0.83   $    2.07    $    1.86
                                                     =========  =========   =========    =========
   Diluted                                           $    0.60  $    0.82   $    1.91    $    1.83
                                                     =========  =========   =========    =========

Average common shares:
   Basic                                                 2,585      3,397       2,694        3,565
                                                     =========  =========   =========    =========
   Diluted                                               2,758      3,472       2,911        3,628
                                                     =========  =========   =========    =========

See accompanying notes to consolidated financial statements.

          American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                    For the nine months ended March 31, 2002
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                      Common Stock
                                 ---------------------
                                                                     Accumulated
                                  Number of              Additional    Other                                              Total
                                    Shares                Paid-In   Comprehensive   Retained   Treasury     Note      Stockholders'
                                 Outstanding    Amount    Capital      Income       Earnings     Stock    Receivable     Equity
                                 -----------    ------   ---------- -------------   --------   --------   ----------  -------------
Balance June 30, 2001              2,969        $    4   $   23,984  $    10,337    $ 43,922  $ (10,785)   $   (600)   $  66,862

Comprehensive income:
  Net income                          --            --           --           --       5,573         --          --        5,573
  Net unrealized gain on
    interest-only strips              --            --           --        1,016          --         --          --        1,016
                                   -----        ------   ----------  -----------    --------  ---------    --------    ---------

Total comprehensive income            --            --           --        1,016       5,573         --          --        6,589

Issuance of new shares                --            --            1           --          --         --          --            1
Stock dividend (10% of
  outstanding shares)                 --            --           --           --      (2,979)     2,979          --           --
Repurchase of treasury shares       (384)           --           --           --          --     (5,652)         --       (5,652)
Cash dividends ($0.23
  per share)                          --            --           --           --        (628)        --          --         (628)
                                   -----        ------   ----------  -----------    --------  ---------    --------    ---------
Balance March 31, 2002             2,585        $    4   $   23,985  $    11,353    $ 45,888  $ (13,458)   $   (600)   $  67,172
                                   =====        ======   ==========  ===========    ========  =========    ========    =========

See accompanying notes to consolidated financial statements.

          American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                  (unaudited)

                                                                                           Nine Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                      2002                  2001
                                                                                  ------------           ----------
Cash Flow from Operating Activities:
Net income                                                                        $      5,573           $    6,635
Adjustments to reconcile net income to net cash
   used in operating activities:
         Gain on sale of loans                                                        (129,139)             (91,529)
         Depreciation and amortization                                                  29,806               20,913
         Interest accretion on interest-only strips                                    (25,920)             (17,857)
         Interest-only strips fair value adjustment                                     13,153                   --
         Provision for credit losses                                                     4,434                2,625
         Accounts written off, net                                                      (3,618)              (2,141)
Loans originated for sale                                                           (1,048,706)            (902,808)
Proceeds from sale of loans                                                          1,049,999              886,153
Principal payments on loans and leases                                                   8,098                5,109
Decrease (increase) in accrued interest and fees on loan and
   lease receivables                                                                     3,216               (3,627)
Purchase of initial overcollateralization on securitized
   loans                                                                                    --                 (341)
Required purchase of additional overcollateralization on
   securitized loans                                                                   (35,468)             (31,726)
Cash flow from interest-only strips                                                     70,729               57,039
Decrease (increase) in prepaid expenses                                                     50               (1,033)
Increase in accounts payable and accrued expenses                                       13,843                2,224
Accrued interest payable reinvested in subordinated debt                                20,545               13,049
Increase in deferred income taxes                                                        2,738                4,896
Increase (decrease) in loans in process                                                    762               (3,508)
Other, net                                                                              (1,079)              (4,251)
                                                                                  ------------           ----------
Net cash used in operating activities                                                  (20,984)             (60,178)
                                                                                  ------------           ----------

Cash Flows from Investing Activities:
   Purchase of property and equipment, net                                              (3,090)              (7,248)
   Principal receipts and maturities of investments                                         19                  740
                                                                                  ------------           ----------

Net cash used in investing activities                                             $     (3,071)          $   (6,508)
                                                                                  ------------           ----------

          American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (Continued)
                             (dollars in thousands)
                                  (unaudited)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                      2002                  2001
                                                                                  ------------           ----------
Cash Flow from Financing Activities:
   Proceeds from issuance of subordinated debt                                    $    177,820           $  143,680
   Redemptions of subordinated debt                                                    (95,579)             (65,142)
   Net repayments of revolving lines of credit                                          (7,311)              (4,954)
   Principal payments on lease financing facility                                       (2,474)              (2,963)
   Repayments of repurchase agreement                                                       --               (3,606)
   Repayments of other notes payable                                                      (156)                (333)
   Financing costs incurred                                                             (1,497)              (2,516)
   Cash dividends paid                                                                    (628)                (775)
   Repurchase of treasury stock                                                         (5,652)              (3,835)
                                                                                  ------------           ----------
Net cash provided by financing activities                                               64,523               59,556
                                                                                  ------------           ----------
   Net increase (decrease) in cash and cash equivalents                                 40,468               (7,130)
   Cash and cash equivalents, beginning of period                                       91,092               69,751
                                                                                  ------------           ----------
   Cash and cash equivalents, end of period                                       $    131,560           $   62,621
                                                                                  ============           ==========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                    $     19,324           $   17,162
                                                                                  ============           ==========
      Income taxes                                                                $      1,086           $      572
                                                                                  ============           ==========

See accompanying notes to consolidated financial statements.

          American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

1.       Basis of Financial Statement Presentation

         American Business Financial Services, Inc., together with its subsidiaries (the "Company"), is a diversified financial services organization operating throughout the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, and a retail branch network of offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets and home equity loans, typically to credit impaired borrowers secured by first and second mortgages. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and the Company's operations and for general corporate purposes including, but not limited to, repurchases of our outstanding common stock.

         Prior to January 1, 2001, the Company originated conventional first mortgage loans, which were sold in the secondary mortgage market. Effective January 1, 2001 we de-emphasized this business, however, we may, from time to time, consider originating conventional first mortgage loans on a limited basis in the future.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

          American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

1.       Basis of Financial Statement Presentation (Continued)

         Recent Accounting Pronouncements

         In July 2000, the Emerging Issues Task Force ("EITF"), a standard-setting group under the Financial Accounting Standards Board (the "FASB"), reached a consensus in EITF 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the recognition of interest income and the measurement of impairment of beneficial interests retained in securitization transactions. If upon evaluation, the retained interest holder determines there is a change in the estimated cash flows from the retained interests, the amount of accretable yield should be recalculated and in certain circumstances, if that change in estimated cash flows is an adverse change, an other than temporary impairment should be considered to have occurred. This accounting guidance was effective for fiscal quarters beginning after March 15, 2001. The new standard did not and is not expected to have a material effect on the Company's financial condition or results of operations.

         During the first nine months of fiscal 2002, due to increases in prepayment experience, a write down of $13.2 million was recorded on the Company's interest-only strips. This adjustment reflects the impact of higher prepayment experience on home equity loans than anticipated during the nine-month period. The impact of increased prepayments were considered to be other than temporary and were therefore recorded as an adjustment to earnings in the current period in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and EITF 99-20. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitizations" for further detail of this write down.

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

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard in the fourth quarter of the fiscal year ended June 30, 2001 did not have a material effect on the Company's financial condition or results of operations and is not expected to have a material

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

1.       Basis of Financial Statement Presentation (Continued)

         effect on the Company's financial condition or results of operations in future periods. However, the new standard requires that the Company record the obligation to repurchase loans from securitization trusts at the time the Company has the contractual right to repurchase loans whether or not the Company actually repurchases the loans.

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosure regarding business combinations. Although SFAS No. 141 may impact the accounting for business combinations we may enter into in the future, the adoption of the statement did not have an impact on our present financial condition or results of operations.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 establishes standards for how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In addition, SFAS No. 142 requires additional financial statement disclosure for goodwill and other intangibles. Under the new standard, amortization of goodwill and intangible assets with an indefinite useful life will be discontinued. After a transitional impairment test, goodwill and intangible assets will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. Early application was permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the new standard on July 1, 2001.

         Because the Company's goodwill is no longer being amortized, the reported amounts of goodwill will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses, if any, are likely to occur irregularly and in varying amounts. As of July 1, 2001, the Company performed a transitional impairment test, which did not indicate impairment of goodwill under the provisions of the new standard.

         For the nine months ended March 31, 2001, the Company recorded amortization of goodwill in the amount of $1.0 million. Adjusted to exclude amortization of goodwill, net income and diluted net income per share for the nine months ended March 31, 2001 were $7.2 million and $2.00, respectively.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of the statement is not expected to have an impact on the Company's present financial condition or results of operations.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

1.       Basis of Financial Statement Presentation (Continued)

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 provides guidance on the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and certain provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions." The adoption of the statement is not expected to have an impact on the Company's present financial condition or results of operations.

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held by the Company were as follows (in thousands):

                                                       March 31,        June 30,
                                                         2002             2001
                                                      ---------        ---------
Real estate secured loans............................ $  54,757        $  68,838
Leases, net of unearned income of $787 and $1,324....     9,560           14,455
                                                      ---------        ---------
                                                         64,317           83,293
Less: Allowance for credit losses on loans and
   leases available for sale.........................     3,297            2,480
                                                      ---------        ---------
                                                         61,020           80,813
Receivable for securitized loans.....................     6,527            2,428
                                                      ---------        ---------
                                                      $  67,547        $  83,241
                                                      =========        =========

         In accordance with our securitization trust servicing agreements, the Company has the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. In accordance with the provisions of SFAS No. 140, the Company has recorded a liability for the repurchase of loans subject to these removal of accounts provisions, whether or not the Company plans to repurchase the loans. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         At March 31, 2002 and June 30, 2001, the accrual of interest was suspended on real estate secured loans of $8.8 million and $4.5 million, respectively.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

3.       Interest-Only Strips

         Activity for interest-only strips for the nine-month periods ended March 31, 2002 and 2001 were as follows (in thousands):

                                                                     March 31,
                                                             -----------------------
                                                                2002         2001
                                                             ---------    ----------
 Balance at beginning of period...........................   $ 398,519    $  277,872
 Initial recognition of interest-only strips, including
    initial overcollateralization of  $0 and $341.........     112,869        95,875
 Interest accretion.......................................      25,920        17,857
 Required purchases of additional overcollateralization...      35,468        31,726
 Cash flow from interest-only strips......................     (70,729)      (57,039)
 Net adjustments to fair value............................       1,253        10,899
 Other than temporary fair value adjustment...............     (13,153)           --
                                                             ---------    ----------
 Balance at end of period.................................   $ 490,147    $  377,190
                                                             =========    ==========

         Interest-only strips include overcollateralization balances that represent undivided interests in securitization trusts maintained to provide credit enhancement to investors in securitization trusts. In order to meet the required overcollateralization levels, the trust initially retains cash flows until overcollateralization requirements, which are specific to each securitization, are met. At March 31, 2002, the fair value of overcollateralization related cash flows were $223.1 million.

4.       Servicing Rights

         Activity for servicing rights for the nine-month periods ended March 31, 2002 and 2001 were as follows (in thousands):

                                                                     March 31,
                                                             -----------------------
                                                                2002         2001
                                                             ---------    ----------
Balance at beginning of period............................   $ 102,437    $   74,919
Initial recognition of servicing rights...................      37,371        35,128
Amortization..............................................     (21,614)      (13,406)
                                                             ---------    ----------
Balance at end of period..................................   $ 118,194    $   96,641
                                                             =========    ==========

         Servicing rights are periodically valued by the Company based on the current estimated fair value of the mortgage servicing asset. A review for impairment is performed by stratifying the serviced loans based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securitizations." Impairments, if they occur, would be recognized in a valuation allowance for each impaired stratum in the period of adjustment. As of March 31, 2002, no valuation allowance for impairment was required.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

5.       Other Assets and Other Liabilities

         Other assets were comprised of the following (in thousands):

                                                                   March 31,          June 30,
                                                                     2002               2001
                                                                   ---------         ----------
Goodwill..................................................         $  15,121         $   15,121
Financing costs, debt offering ...........................             6,401              7,707
Real estate owned.........................................             4,289              2,322
Due from securitization trusts for servicing related
    activities............................................             1,841              5,430
Investments held to maturity..............................               926                945
Trading assets, at fair value ............................               529                 --
Other ....................................................             5,078              4,760
                                                                   ---------         ----------
                                                                   $  34,185         $   36,285
                                                                   =========         ==========

         Other liabilities were comprised of the following (in thousands):

                                                                   March 31,          June 30,
                                                                     2002               2001
                                                                   ---------         ----------
Commitments to fund closed loans..........................         $  29,892         $   29,130
Escrow deposits held......................................             8,608              6,425
Obligation for repurchase of securitized loans............             7,679              2,478
Other.....................................................             1,341                601
                                                                   ---------         ----------
                                                                   $  47,520         $   38,634
                                                                   =========         ==========

         See Note 2 for an explanation of the obligation for securitized loans subject to removal of accounts provisions.

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable

         Subordinated debt was comprised of the following (in thousands):

                                                                   March 31,          June 30,
                                                                     2002               2001
                                                                   ---------         ----------
Subordinated debt (a).....................................         $ 624,677         $  524,003
Subordinated debt - money market notes (b)................            16,059             13,947
                                                                   ---------         ----------
Total subordinated debt...................................         $ 640,736         $  537,950
                                                                   =========         ==========

         Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                   March 31,          June 30,
                                                                     2002               2001
                                                                   ---------         ----------
Warehouse and operating revolving line of credit (c) .....         $  34,612         $   34,199
Warehouse revolving line of credit (d)....................             2,439             11,235
Lease funding facility (e)................................             2,999              5,474
Operating line of credit (f)..............................             1,073                 --
Other debt................................................                --                156
                                                                   ---------         ----------
Total warehouse lines and other notes payable.............         $  41,123         $   51,064
                                                                   =========         ==========

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable (Continued)

         (a) Subordinated debt due April 2002 through March 2012, interest rates ranging from 5.25% to 13.5%; subordinated to all of the Company's senior indebtedness.
         (b) Subordinated debt-money market notes due upon demand, interest rate at 4.88%; subordinated to all of the Company's senior indebtedness.
         (c) $50 million warehouse and operating revolving line of credit expiring December 2002, collateralized by certain loan receivables, advances to securitization trusts, real estate owned and certain interest-only strips.
         (d) $25 million warehouse revolving line of credit expiring May 2002, collateralized by certain loan receivables. The Company is currently renegotiating this credit facility. No assurances can be given that this credit facility will be extended, or if extended, will be on the same terms as described above.
         (e) Lease funding facility matures through December 2004, collateralized by certain lease receivables.
         (f) $1.2 million operating line of credit expiring January 2003, collateralized by our investment in the 99-A lease securitization trust.

        Warehouse lines and other notes payable were collateralized by $28.4 million of loan and lease receivables, $5.0 million of receivables from securitization trusts, $3.0 million of real estate owned and $28.8 million of interest-only strips at March 31, 2002.

        In addition to the above, the Company had available to it the following credit facilities:

         o $100 million revolving line of credit expiring March 2003, fundings to be collateralized by certain loan receivables. This line was unused at March 31, 2002.
         o $200 million revolving line of credit expiring November 2002, collateralized by certain loan receivables. This line was unused at March 31, 2002.
         o $300 million facility, expiring July 2002, which provides for the sale of mortgage loans into an off-balance sheet facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies-Special Purpose Entities and Off-Balance Sheet Facilities" for further discussion of the off-balance sheet features of this facility.

        Interest rates on our revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 1.25% to LIBOR plus 2.5%. The weighted average interest rate paid on our revolving credit facilities was 3.46% and 3.69% for the three and nine-month periods ended March 31, 2002.

        Under a registration statement declared effective by the Securities and Exchange Commission on October 16, 2001, we registered $325.0 million of subordinated debt. As of March 31, 2002, $174.4 million of this debt was available for future issuance. The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the prior payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. Under the terms of the subordinated debt agreements there are no limits on the amount of senior debt the Company may incur. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

6.       Subordinated Debt, Warehouse Lines and Other Notes Payable (Continued)

         holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

7.       Contingencies

         There has been an increased focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities on certain lending practices by some companies in the subprime industry, sometimes referred to as "predatory lending" practices. Sanctions have been imposed by state, local and federal governmental agencies for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, the Company is unable to predict whether state, local or federal authorities will require changes in the Company's lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on our profitability. The Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although the Company believes that these fees were fair and in compliance with applicable federal and state laws, the Company agreed to reimburse borrowers approximately $221,000 with respect to a particular fee and to reimburse the Commonwealth of Pennsylvania $50,000 for their costs of investigation and for future public protection purposes. The reserve which the Company previously established was adequate to cover the resolution of this matter.

8.       Legal Proceedings

         On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against the Company's subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The plaintiff alleges that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. The plaintiff seeks restitution, compensatory and punitive damages and attorney's fees and costs, in unspecified amounts. The Company believes that its imposition of this fee is permissible under applicable law and intends to vigorously defend the case.

         The Company's lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending activities from time to time, including the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, described above. Due to the Company's current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on the Company's

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

8.       Legal Proceedings (Continued)

         consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of the Company's control, it is possible that the Company's estimated liability under these proceedings may change or that actual results will differ from its estimates.

9.       Derivative Financial Instruments

         A primary market risk exposure that the Company faces is interest rate risk. Interest rate risk occurs due to potential changes in interest rates between the date fixed rate loans are originated and the date of securitization. The Company may, from time to time, utilize hedging strategies to mitigate the effect of changes in interest between the date loans are originated and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days.

         The Company recorded cash losses on the fair value of derivative financial instruments of $4.9 million during the nine months ended March 31, 2002, and $4.3 million during the nine months ended March 31, 2001, which were offset by securitization gains during the periods. There were no open derivative contracts designated as hedges or unrealized gains or losses from derivative contracts designated as hedges at March 31, 2002.

         An additional interest rate risk exposure is changes in the fair value of certain interest-only strips due to changes in LIBOR rates. The structure of certain securitization trusts include a floating rate certificate tranche where trust certificates pay interest based on LIBOR plus an interest rate spread. Floating rate tranches in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificateholders. In order to manage this exposure, we have entered into an interest rate swap agreement to lock in a fixed rate on our third quarter fiscal 2002 securitization's fixed rate tranche. This derivative financial instrument is not designated as a hedge, and therefore, all gains or losses on this contract have been recorded through current income. For the three months ended March 31, 2002, the Company recognized a gain of $0.5 million in the fair value of this interest rate swap. The fair value is recorded on the balance sheet in trading assets, which are reported in other assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management" for further discussion of the Company's strategy for use of derivative financial instruments.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

10.      Earnings Per Share

         Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands, except per share data):

                                                              Three Months Ended               Nine Months Ended
                                                                   March 31,                       March 31,
                                                          ---------------------------     ---------------------------
                                                              2002            2001            2002            2001
                                                          ------------    -----------     -----------      ----------
         Earnings
         (a)   Net Income                                 $      1,761    $     2,880     $     5,573      $    6,635
                                                          ============    ===========     ===========      ==========
         Average Common Shares
         (b)   Average common shares outstanding                 2,585          3,397           2,694           3,565
               Average potentially dilutive shares                 173             75             217              63
                                                          ------------    -----------     -----------      ----------
         (c)   Average common and potentially
                 dilutive shares                                 2,758          3,472           2,911           3,628
                                                          ============    ===========     ===========      ==========
         Earnings Per Common Share
         Basic (a/b)                                      $       0.64    $      0.83     $      2.07      $     1.86
         Diluted (a/c)                                    $       0.60    $      0.82     $      1.91      $     1.83

11.      Segment Information

         The Company has three operating segments: Loan Origination, Treasury and Funding, and Servicing.

         The Loan Origination segment originates business purpose loans secured by real estate and other business assets and home equity loans including loans to credit impaired borrowers.

         The Treasury and Funding segment administers the issuance of the Company's subordinated debt securities and its related interest payments and obtains other sources of funding for the Company's general operating and lending activities.

         The Servicing segment services the loans the Company originates both while held by the Company and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2002

11.      Segment Information (Continued)

                                                   Treasury
Nine months ended March 31, 2002        Loan         and                              Reconciling
(in thousands):                     Origination    Funding    Servicing   All Other     Items        Consolidated
                                    -----------    --------   ---------   ---------   -----------    ------------
External revenues:
   Gain on sale of loans...........  $ 129,139    $      --   $      --   $      --    $      --      $   129,139
   Interest income.................      5,705          738       1,041      25,920           --           33,404
   Non-interest income.............      9,222            1      25,762         102      (21,489)          13,598
Inter-segment revenues.............         --       56,028          --      53,754     (109,782)              --
Operating expenses:
   Interest expense................     14,485       50,417          99      42,494      (56,028)          51,467
   Non-interest expense............     30,005        8,297      22,883      35,537           --           96,722
   Depreciation and amortization...      2,518          105         823       1,745           --            5,191
   Interest-only strips valuation
     adjustment....................         --           --          --      13,153           --           13,153
   Inter-segment expense...........     75,243           --          --          --      (75,243)              --
Income tax expense.................      9,162         (862)      1,259      (5,524)          --            4,035
                                     ---------    ---------   ---------   ---------    ---------      -----------
Net income (loss)..................  $  12,653    $  (1,190)  $   1,739   $  (7,629)   $      --      $     5,573
                                     =========    =========   =========   =========    =========      ===========
Segment assets.....................  $  87,211    $ 204,993   $ 119,069   $ 474,073    $      --      $   885,346
                                     =========    =========   =========   =========    =========      ===========

                                                   Treasury
Nine months ended March 31, 2001        Loan         and                              Reconciling
(in thousands):                     Origination    Funding    Servicing   All Other     Items        Consolidated
                                    -----------    --------   ---------   ---------   -----------    ------------

External revenues:
   Gain on sale of loans...........  $  91,529    $      --   $      --   $      --    $      --      $    91,529
   Interest income.................      5,641          828       1,345      17,857           --           25,671
   Non-interest income.............      8,639           --      17,571          --      (13,185)          13,025
Inter-segment revenues.............         --       47,032          --      40,354      (87,386)              --
Operating expenses:
   Interest expense................     16,894       36,807         380      33,971      (47,032)          41,020
   Non-interest expense............     26,062        9,171      15,143      22,082           --           72,458
   Depreciation and amortization...      2,801           96         633       2,158           --            5,688
   Inter-segment expense...........     53,539           --          --          --      (53,539)              --
Income tax expense.................      2,606          714       1,104          --           --            4,424
                                     ---------    ---------   ---------   ---------    ---------      -----------
Net income ........................  $   3,907    $   1,072   $   1,656   $      --    $      --      $     6,635
                                     =========    =========   =========   =========    =========      ===========
Segment assets.....................  $  92,425    $ 121,917   $ 100,104   $ 378,748    $      --      $   693,194
                                     =========    =========   =========   =========    =========      ===========

           American Business Financial Services, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2001.

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

General

         We are a diversified financial services organization operating throughout the United States. We originate, sell and service loans to businesses secured by real estate and other business assets and home equity loans, typically to credit impaired borrowers, secured by first and second mortgages, through our principal direct and indirect subsidiaries. We also underwrite, process and purchase home equity loans through the Bank Alliance Program. Through this program we purchase home equity loans from other financial institutions which may have more stringent underwriting guidelines than ours. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization.

         Our loans primarily consist of fixed rate loans secured by first or second mortgages on single family residences. Our customers include credit impaired borrowers and other borrowers who would qualify for loans from traditional sources but who are attracted to our loan products due to our personalized service and timely response to loan applications. We originate loans through a combination of channels including a centralized processing center located in Bala Cynwyd, Pennsylvania and a retail branch network of offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used to repay existing debt, to fund loan originations and our operations and for general corporate purposes including, but not limited to, repurchases of our outstanding common stock.

         Initially, we finance our loans under one of several different secured and committed credit facilities. These credit facilities are generally revolving lines of credit, which we have with several financial institutions that enable us to borrow on a short-term basis against our loans. We then securitize our loans or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these credit facilities. We also have a committed mortgage conduit facility with a financial institution, which enables us to sell our loans into an off-balance sheet facility. Additionally, we rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay maturing subordinated debt. At March 31, 2002, $640.7 million of subordinated debt was outstanding and warehouse and other revolving credit facilities totaling $676.2 million were available, of which $96.7 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund our operations and to repay maturing subordinated debt. For a description of our credit facilities, subordinated debt and off-balance sheet facilities, see "--Liquidity and Capital Resources."

         In our mortgage loan securitizations, pools of mortgage loans are sold to a trust. The trust then issues to third-party investors, certificates representing the right to receive a pass-through interest rate and principal collected on the mortgage loans each month. The difference between the average coupon rate charged to borrowers on the fixed rate pools of mortgage loans and the weighted average pass-through interest rate paid to investors is referred to as the interest rate spread.

         Our business strategy is dependent on our ability to emphasize lending related activities that provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms and to profitably securitize our loans on a regular basis. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which could adversely affect our results of operations and financial condition.

         During fiscal 2001 and the first nine months of fiscal 2002, declines in market interest rates resulted in average interest rate spreads related to our loans securitized during this period improving approximately 173 basis points at March 31, 2002 compared to the fourth quarter of fiscal 2000. Increased interest rate spreads result in increases in the residual cash flow we will receive on securitized loans and corresponding increases in the gains we recognized on the sale of loans in a securitization. See "-- Securitizations" for further details. There can be no assurances that interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of profitability to become more difficult than during a stable or falling interest rate environment. This situation occurred from our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization when the pass-through interest rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period, the average coupon on our loans securitized increased only 71 basis points. We would address the challenge presented by a rising rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "--Interest Rate Risk Management--Strategies for use of Derivative Financial Instruments" for a discussion of our hedging strategies.

         A rising rate environment could unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor interest rate spread requirements in pricing future securitizations as described above, increasing the levels of overcollateralization required in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. See "--Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

         There has been an increased focus by state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities on certain lending practices by some companies in the subprime industry, sometimes referred to as "predatory lending" practices. Sanctions have been imposed by state, local and federal governmental agencies for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on our profitability. The Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although we believe that these fees were fair and in compliance with applicable federal and state laws, we agreed to reimburse borrowers approximately $221,000 with respect to a particular fee and to reimburse the Commonwealth of Pennsylvania $50,000 for their costs of investigation and for future public protection purposes. The reserve which we previously established was adequate to cover the resolution of this matter.

         In addition to the regulatory initiatives with respect to so-called "predatory lending" practices, we are also subject, from time to time, to private litigation, including actual and purported class action suits, resulting from alleged "predatory lending" practices. See "Legal Proceedings" for one purported class suit currently pending. We expect, that as a result of the publicity surrounding predatory lending practices, we may be subject to other class action suits in the future.

         Although we are licensed to originate loans throughout the United States, we currently originate loans predominately in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn in this region could result in reduced profitability.

         Prior to January 1, 2001, the Company originated conventional first mortgage loans, which were sold in the secondary mortgage market. Effective January 1, 2001 we de-emphasized this business as a result of our strategy of focusing on our most profitable lines of business. We may, from time to time, consider originating conventional first mortgage loans on a limited basis in the future.

         In January 2001, our subsidiary formerly named New Jersey Mortgage and Investment Corporation, was renamed American Business Mortgage Services, Inc. to better reflect its national presence.

Critical Accounting Policies

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting policies discussed below are considered by management to be critical to understanding our financial condition and results of operations. The application of these accounting policies requires significant judgement and assumptions by management, which are based upon historical experience and future expectations. The nature of our business and our accounting methods make our financial condition, changes in financial condition and results of operations highly dependent on management's estimates. Some of the line items on our income statement and balance sheet impacted by management's estimates are described below.

         Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the nine-month period ended March 31, 2002 were 73.3% of total revenues. Securitization gains represent the difference between the net proceeds to the Company, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we retain are discussed below. Since only a small portion of the securitization gains are cash items, the amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States, is highly dependent on management's estimates.

         Interest-only strips, which represent the right to receive future cash flows from securitized loans represent 55.4% of our total assets at March 31, 2002 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on the pools of loans sold through securitizations. Estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. Our expected future cash flows from our interest-only strips are periodically re-evaluated. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if necessary. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "--Securitizations" for more detail on the estimation and changes made to the assumptions used in the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions.

         Interest accretion income represents the yield component of cash flows received on interest-only strips. We use a prospective approach to estimate interest accretion. As previously discussed, we periodically update estimates of residual cash flow from our securitizations. Under the prospective approach, when it is probable that there is a favorable or unfavorable change in estimated residual cash flow from the cash flow previously projected, we recognize a larger or smaller percentage of the cash flow as interest accretion. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows.

         Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers net of estimated compensation that would be required by a substitute servicer represented 13.4% of our total assets at March 31, 2002. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if necessary. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "--Securitizations" for more detail on the estimation and changes made to the assumptions used in the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans. If our analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be required. As of March 31, 2002, our valuation analysis has not indicated any impairment. Impairment is measured as the excess of carrying value over fair value.

         Special purpose entities and off-balance sheet facilities are used in our mortgage loan securitizations. Asset securitizations are one of the most common off-balance sheet arrangements in which a company transfers assets off its balance sheet by selling them to a special purpose entity. The special purpose entities described below meet our objectives for mortgage loan securitization structures and comply with accounting principles generally accepted in the United States. Accounting for special purpose entities is under review by the FASB. In the event that accounting rules are changed in the future, our use of special purpose entities and our off-balance sheet accounting treatment could be materially impacted.

         Our securitizations involve a two-step transfer that qualifies for sale accounting under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and establishing a true sale under legal standards. Next, the special purpose entity sells the loans to a qualified special purpose entity (the "Trust"), transferring title of the loans and isolating those assets from our Company's assets. Finally, the Trust issues certificates to investors to raise the cash purchase price, collects proceeds on behalf of the certificateholders, distributes proceeds and has a distinct legal standing, independent from the Company. Under current accounting rules, the Trusts do not qualify for consolidation in our financial statements and carry the loan collateral as assets and the certificates issued to investors as liabilities. At March 31, 2002, the mortgage securitization trusts held $2.8 billion of loan collateral as assets and owed $2.6 billion of investor certificates to third parties.

         We also use special purpose entities in our sales of loans to a $300 million off-balance sheet mortgage conduit facility sponsored by UBS Warburg. Sales into the off-balance sheet facility involve a two-step transfer that qualifies for sale accounting under SFAS No. 140, similar to the process described above. This facility has a revolving feature and can be directed by the sponsor to dispose of the loans, typically this has been accomplished by re-securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility are treated as sales for financial reporting purposes. At March 31, 2002, the off-balance sheet mortgage conduit facility held $59.9 million of loan collateral as assets and owed $58.1 million to third parties.

         The allowance for loan and lease losses is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization and for delinquent loans that have been repurchased from securitization trusts. It is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral considerations. Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan and lease charge-offs reduce the allowance.

         Development of Critical Accounting Estimates. On a periodic basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform our estimates described above.

         Adoption of New Accounting Policies. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 establishes standards for how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In addition, SFAS No. 142 requires additional financial statement disclosure for goodwill and other intangibles. Under the new standard, amortization of goodwill and intangible assets with an indefinite useful life was discontinued. After a transitional impairment test, goodwill and intangible assets will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. Early application was permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the new standard on July 1, 2001.

         At March 31, 2002, our goodwill balance was $15.1 million. Because our goodwill is no longer being amortized, the reported amounts of goodwill will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses, if any, are likely to occur irregularly and in varying amounts. As of July 1, 2001, we performed a transitional impairment test, which did not indicate impairment of goodwill under the provisions of the new standard.

         For the nine months ended March 31, 2001, we recorded amortization of goodwill in the amount of $1.0 million. Adjusted to exclude amortization of goodwill, net income and diluted net income per share for the nine months ended March 31, 2001 were $7.2 million and $2.00, respectively.

Securitizations

         During the first nine months of fiscal 2002, due to increases in prepayment experience, a write down of $13.2 million was recorded on our interest-only strips. In fiscal 2002, we recorded $8.7 million of the write down in the third quarter and $4.5 million in the second quarter. These adjustments reflect the impact of higher prepayment experience on home equity loans than previously anticipated during the periods. The impact of increased prepayments were considered to be other than temporary and were therefore recorded as an adjustment to earnings in the periods in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force Statement ("EITF") 99-20. Based on current economic conditions, including the stabilization of mortgage interest rates, published mortgage industry surveys and our own decrease in payoff requests and refinancing inquiries by our borrowers, we currently believe prepayments will return to our historical levels in the future. However, we cannot predict with certainty what our prepayment experience will be in the future and any unfavorable difference between our assumptions used to value our interest-only strips and our actual experience may have a significant adverse impact on the value of these assets.

         The following table summarizes the volume of loan securitizations and whole loan sales for the three and nine-month periods ended March 31, 2002 and 2001 (in millions):

                                                            Three Months Ended          Nine Months Ended
                                                                March 31,                    March 31,
                                                           -------------------        --------------------
Securitizations:                                            2002         2001          2002          2001
                                                           ------       ------        ------        ------
Business loans..........................................   $ 34.4       $ 27.9        $  93.7       $  78.6
Home equity loans.......................................    306.4        235.7          879.4         725.8
                                                           ------       ------        -------       -------
   Total................................................   $340.8       $263.6        $ 973.1       $ 804.4
                                                           ======       ======        =======       =======
Gain on sale of  loans through securitization...........   $ 49.2       $ 34.4        $ 129.1       $  91.5
Securitization gains as a percentage of total revenue...     75.2%        72.8%          73.3%         70.3%
Whole loan sales........................................   $ 12.2       $ 10.8        $  55.9       $  50.0
Premiums on whole loan sales............................   $  0.5       $  0.5        $   2.4       $   1.5

         Our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The strategy of selling loans through securitizations requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. See "--Liquidity and Capital Resources" for a discussion of the impact of securitizations on our cash flows.

         Several factors affect our ability to complete securitizations on a profitable basis. These include conditions in the securities markets generally, such as fluctuations in interest rates described below, conditions in the asset-backed securities markets relating to the mortgage loans we originate and credit quality of the managed portfolio of loans, which includes loans on our balance sheet and securitized loans we service for others. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         When we securitize our loans by selling them to trusts we receive cash and an interest-only strip, which represent our retained interest in securitized loans. The trust issues multi-class securities, which derive their cash flows from the pool of securitized loans. These securities, which are senior in right to our interest-only strips in the trusts, are sold to public investors. In addition, when we securitize our loans we retain the right, for a fee, to service the loans, which creates an asset that we refer to as our servicing rights. Servicing includes billing and collecting payments from borrowers, transmitting payments to investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned ("REO").

         Interest-Only Strips. As the holder of the interest-only strips received in a securitization, we are entitled to receive excess (or residual) cash flows and cash flows from overcollateralization. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to the investors in the trust, servicing fees, trustee fees and, if applicable, surety fees. Surety fees are paid to an unrelated insurance entity to provide protection for the trust investors.

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

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At March 31, 2002, investments in interest-only strips totaled $490.1 million, including the fair value of overcollateralization related cash flows of $223.1 million.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                      Current Balances as of March 31, 2002
                              (dollars in millions)

                                       2002-1   2001-4    2001-3   2001-2    2001-1    2000-4   2000-3    2000-2    2000-1   1999-4
                                       ------   ------    ------   ------    ------    ------   ------    ------    ------   ------
Original balance of loans
securitized:
   Business loans.....................$    32  $    29   $    31  $    35   $    29   $    27  $    16   $    28   $    25  $    25
   Home equity loans..................    288      287       269      320       246       248      134       275       212      197
                                      -------  -------   -------  -------   -------   -------  -------   -------   -------  -------
   Total..............................$   320  $   316   $   300  $   355   $   275   $   275  $   150   $   303   $   237  $   222
                                      =======  =======   =======  =======   =======   =======  =======   =======   =======  =======
Current balance of loans
securitized:
   Business loans.....................$    31  $    29   $    29  $    32   $    26   $    22  $    11   $    22   $    19  $    19
   Home equity loans..................    288      277       248      272       182       164       84       170       124      115
                                      -------  -------   -------  -------   -------   -------  -------   -------   -------  -------
   Total..............................$   319  $   306   $   277  $   304   $   208   $   186  $    95   $   192   $   143  $   134
                                      =======  =======   =======  =======   =======   =======  =======   =======   =======  =======
Weighted average coupon on loans
securitized:
   Business loans.....................  15.82%   15.77%    15.94%   15.97%    16.04%    16.05%   16.10%    16.02%    16.07%   16.10%
   Home equity loans..................  10.89%   10.75%    11.13%   11.20%    11.46%    11.58%   11.48%    11.44%    11.34%   11.08%
   Total..............................  11.37%   11.22%    11.64%   11.71%    12.03%    12.12%   12.04%    11.96%    11.97%   11.80%

Percentage of first mortgage loans....     89%      88%       87%      88%       87%       85%      85%       79%       79%      81%
Weighted average loan-to-value........     76%      77%       76%      77%       76%       77%      77%       77%       77%      76%
Weighted average remaining term
    (months) on loans securitized.....    254      253       245      244       237       228      224       233       223      216


Original balance of Trust
    Certificates......................$   320  $   322   $   306  $   355   $   275   $   275  $   150   $   300   $   235  $   220
Current balance of Trust Certificates.$   319  $   309   $   276  $   294   $   198   $   174  $    88   $   174   $   129  $   122
Weighted average pass-through
    interest rate to Trust
    Certificateholders................   5.66%    5.35%     5.72%    6.87%     7.04%     7.05%    7.61%     7.16%     7.12%    6.82%
Highest Trust Certificate
    pass-through interest rate........   6.51%    5.35%     6.14%    6.99%     6.28%     7.05%    7.61%     8.04%     7.93%    7.68%

Overcollateralization requirements:
Required percentages:
   Initial............................     --       --        --       --        --        --       --      0.90%     0.75%    1.00%
   Final target.......................   4.50%    4.25%     4.00%    4.40%     4.10%     4.50%    4.75%     5.95%     5.95%    5.50%
   Stepdown overcollateralization.....   9.00%    8.50%     8.00%    8.80%     8.20%     9.00%    9.50%    11.90%    11.90%   11.00%
Required dollar amounts:
   Initial............................     --       --        --       --        --        --       --   $     3   $     2  $     2
   Final target.......................$    14  $    13   $    12  $    16   $    11   $    12  $     7   $    18   $    14  $    12
Current status:
   Overcollateralization amount.......$    --  $    --   $     1  $    10   $    10   $    12  $     7   $    18   $    14  $    12
   Final target reached or
     anticipated date to reach........ 4/2003   7/2003    3/2003  11/2002    4/2002       Yes   4/2002       Yes       Yes      Yes
   Stepdown reached or anticipated
     date to reach....................10/2005   6/2005    2/2005   8/2004    3/2004    9/2003   5/2003    4/2003    2/2003   1/2003

Annual surety wrap fee................   0.21%    0.20%     0.20%    0.20%     0.20%     0.21%    0.21%     0.21%     0.19%    0.21%

Servicing rights:
   Original balance...................$    13  $    13   $    12  $    15   $    11   $    14  $     7   $    14   $    10  $    10
   Current balance....................$    13  $    12   $    11  $    12   $     9   $    10  $     5   $     9   $     6  $     6

                      Current Balances as of March 31, 2002
                              (dollars in millions)

                                                  1999-3   1999-2   1999-1   1998-4   1998-3   1998-2    1998-1   1997(a)   1996(a)
                                                  ------   ------   ------   ------   ------   ------    ------   -------   -------
Original balance of loans securitized:
   Business loans................................$    28  $    30  $    16  $     9  $    17  $    15   $    16  $     45  $    29
   Home equity loans.............................    194      190      169       71      183      105        89       130       33
                                                 -------  -------  -------  -------  -------  -------   -------  --------  -------
   Total.........................................$   222  $   220  $   185  $    80  $   200  $   120   $   105  $    175  $    62
                                                 =======  =======  =======  =======  =======  =======   =======  ========  =======
Current balance of loans securitized:
   Business loans................................$    17  $    18  $     9  $     4  $     8  $     5   $     5  $     14  $     7
   Home equity loans.............................    108      111       87       30       83       39        29        32        6
                                                 -------  -------  -------  -------  -------  -------   -------  --------  -------
   Total.........................................$   125  $   129  $    96  $    34  $    91  $    44   $    34  $     46  $    13
                                                 =======  =======  =======  =======  =======  =======   =======  ========  =======

Weighted average coupon on loans securitized:
   Business loans................................  15.89%   15.74%   15.96%   16.06%   15.94%   15.82%    16.02%    15.89%   15.92%
   Home equity loans.............................  10.89%   10.44%   10.67%   10.86%   10.66%   10.72%    11.03%    11.49%   10.94%
   Total.........................................  11.57%   11.19%   11.14%   11.44%   11.14%   11.29%    11.82%    12.87%   13.56%

Percentage of first mortgage loans...............     83%      88%      91%      89%      91%      89%       81%       75%      74%
Weighted average loan-to-value...................     77%      76%      77%      76%      78%      77%       74%       74%      66%
Weighted average remaining term (months) on
   loans securitized.............................    220      226      223      215      217      193       183       163      123


Original balance of Trust Certificates...........$   219  $   219  $   184  $    79  $   198  $   118   $   103  $    171  $    61
Current balance of Trust Certificates............$   114  $   118  $    87  $    30  $    81  $    39   $    30  $     38  $     9
Weighted average pass-through interest rate to
   Trust Certificateholders......................   6.78%    6.64%    6.56%    5.85%    5.90%    6.60%     6.82%     7.13%    7.67%
Highest Trust Certificate pass-through
   interest rate.................................   7.49%    7.13%    6.58%    6.51%    6.30%    6.85%     7.15%     7.29%    7.67%


Overcollateralization requirements:
Required percentages:
   Initial.......................................   1.00%    0.50%    0.50%    1.00%    1.00%    1.50%     1.50%     2.43%    1.94%
   Final target..................................   5.00%    5.00%    5.00%    5.00%    5.00%    5.00%     5.50%     7.43%    8.94%
   Stepdown overcollateralization................  10.00%   10.00%   10.00%   10.00%   10.00%   10.00%    11.00%    14.86%   12.90%
Required dollar amounts:
   Initial.......................................$     2  $     1  $     1  $     1  $     2  $     2   $     2  $      4  $     1
   Final target..................................$    11  $    11  $     9  $     4  $    10  $     6   $     6  $     13  $     6
Current status:
   Overcollateralization amount..................$    11  $    11  $     9  $     4  $    10  $     5   $     4  $      8  $     4
   Final target reached or anticipated date to
     reach.......................................     Yes      Yes      Yes      Yes      Yes      Yes       Yes       Yes      Yes
   Stepdown reached or anticipated date to
     reach....................................... 10/2002  12/2002   7/2002      Yes   5/2002      Yes       Yes       Yes      Yes

Annual surety wrap fee...........................   0.21%    0.19%    0.19%    0.20%    0.20%    0.22%     0.23%     0.26%    0.18%

Servicing rights:
   Original balance..............................$    10  $    10  $     8  $     3  $     7  $     4   $     4  $      7  $     4
   Current balance...............................$     5  $     5  $     4  $     1  $     3  $     2   $     2  $      3  $     1

(a) Amounts represent combined balances and weighted average percentages for two 1997 securitization pools and two 1996 securitization pools.

         The estimation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, prepayment rates and credit loss rates on the pool of loans. Our methodology for determining the discount rates, prepayment rates and credit loss rates used to calculate the fair value of our interest-only strips is described below.

         Discount rates. We use discount rates, which we believe are commensurate with the risks involved in our securitization assets. While quoted market prices on comparable interest-only strips are not available, we have performed comparisons of our valuation assumptions and performance experience to others in the non-conventional mortgage industry. We quantify the risks in our securitization assets by comparing the asset quality and performance experience of the underlying securitized mortgage pools to comparable industry performance.

         In determining the discount rate applied to residual cash flows, we believe that the practice of many companies in the non-conventional mortgage industry has been to add an interest rate spread for risk to the all-in cost of securitizations to determine their discount rates. The all-in cost of the trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees, which generally range from 19 to 22 basis points combined. From industry experience comparisons, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate that we apply to our residual cash flow portion of our interest-only strips compared to rates used by others in the industry reflects our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below:

         o Underlying loan collateral with fixed yields, which are higher than others in the non-conventional mortgage industry. Average coupons of securitized loans exceed the industry average by 100 basis points or more. All of our securitized loans have fixed interest rates, which are more predictable than adjustable rate loans.

         o Approximately 90% to 95% of our business purpose loans have prepayment fees. Approximately 85% to 90% of our home equity loans have prepayment fees. Our historical experience indicates that prepayment fees lengthen the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the loans securitized.

         o A portfolio mix of first and second mortgage loans of 80-85% and 15-20%, respectively. Historically, the high proportion of first mortgages has resulted in lower delinquencies and losses.

         o A portfolio credit grade mix comprised of 62% A credits, 23% B credits, 13% C credits, and 2% D credits. In addition, our historical loss experience is below what is experienced by others in the non-conventional mortgage industry.

         Although market rates have declined in fiscal 2001 and 2002, no reduction to the discount rate used to value the residual portion of our interest-only strips has been made. We do not believe a decrease in the discount rate is warranted as the current market interest rate decline was mainly due to actions taken by the Federal Reserve Board in an attempt to prevent the potential adverse effect of uncertain economic conditions and to stimulate economic growth. Additionally, the mortgage lending industry generally has taken no actions to reduce discount rates.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. At March 31, 2002, the average discount rate applied to projected overcollateralization cash flows was 7%. The risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire collateral balance in a securitized pool of loans would prepay, we would fully recover our investment in overcollateralization. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses. Stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess collateral in a securitized pool of mortgage loans. Overcollateralization serves as a form of credit enhancement for trust investors.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, at March 31, 2002 was 10%.

         Prepayment rates. The assumptions we use to estimate future prepayment rates are periodically compared to actual prepayment experience of the individual securitization pool of mortgage loans and an average of the actual experience of other similar pools of mortgage loans at the same number of months after their inception. It is our practice to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans is less than a year old even though actual experience may be different. During this ramp period, before a pool of mortgage loans reaches its expected constant prepayment rate, actual experience both quantitatively and qualitatively is generally not sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different than the average. For pools of mortgage loans greater than one year old, prepayment experience trends for the individual pool is considered to be more significant and adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the variance from average experience is significant and is expected to continue. Current economic conditions, current interest rates and other factors are also considered in our analysis.

         As was previously discussed, during the nine months ended March 31, 2002 our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments, an experience noted throughout the mortgage industry. Our recent increase in prepayment experience has been mainly due to loan refinancings. We do not believe that the current growth in the rate of refinancings is indicative of a long-term trend in the non-conforming mortgage market. We believe this recent activity was due to significant decreases in market interest rates which have occurred over a short period of time which have generated a larger than normal volume of refinancing activity during this period. Based on current economic conditions including the stabilization of mortgage interest rates, published mortgage industry surveys and our own decrease in payoff requests and refinancing inquiries by our borrowers, we believe prepayments will return to our historically normal levels in the future. We cannot predict with certainty what our prepayment experience will be in the future and any unfavorable difference between our assumptions used to value our interest-only strips and our actual experience may have a significant adverse impact on the value of these assets.

         Credit loss rates. Credit loss rates are analyzed in a similar manner to prepayments. Credit loss assumptions are compared to actual loss experience averages for similar loan pools and for individual loan pools. Delinquency trends and economic conditions are also considered. If our periodic analysis indicates that loss experience may be different than our assumptions, an adjustment to our assumptions may be made to more closely conform the assumptions to actual experience.

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

Securitized collateral balance                                   $2,864.6
Balance sheet carrying value of retained interests                 $608.3
Weighted-average collateral life (in years)                           4.1

Sensitivity of assumptions used to value retained interests:

Prepayment speed:
Impact on fair value for 10% adverse change.                        $23.6
Impact on fair value for 20% adverse change.                        $43.8

Credit Loss rate:
Impact on fair value for 10% adverse change.                        $ 3.7
Impact on fair value for 20% adverse change.                        $ 7.5

Floating Rate Debt (a):
Impact on fair value for 10% adverse change.                        $ 1.2
Impact on fair value for 20% adverse change.                        $ 2.5

Discount Rate:
Impact on fair value for 10% adverse change.                        $20.1
Impact on fair value for 20% adverse change.                        $39.0

(a) The floating rate bonds are indexed to one-month London Inter-Bank Offered Rate ("LIBOR") plus a trust specific interest rate spread. The base one-month LIBOR rate assumption used in this sensitivity analysis was derived from a forward yield curve.

         The sensitivity analysis in the table above is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% or 20% variation in management's assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. Changes in one assumption may result in changes in other assumptions, which might magnify or counteract the impact of the intended change.

         These sensitivities reflect the approximate amount of the fair value that our interest-only strips and servicing rights would be reduced for the indicated adverse changes. These reductions would result in a charge to expense in the income statement in the period incurred and a resulting reduction of stockholders' equity, net of income taxes.

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

                Summary of Material Mortgage Loan Securitization
          Valuation Assumptions and Actual Experience at March 31, 2002

                                             2002-1   2001-4   2001-3   2001-2  2001-1   2000-4   2000-3   2000-2  2000-1   1999-4
                                             ------   ------   ------   ------  ------   ------   ------   ------  ------   ------
Interest-only strip residual discount
   rate (a):
   Initial valuation.........................  13%      13%      13%      13%     13%      13%      13%      13%     11%      11%
   Current valuation.........................  13%      13%      13%      13%     13%      13%      13%      13%     13%      13%
Servicing rights discount rate:
   Initial valuation.........................  11%      11%      11%      11%     11%      11%      11%      11%     11%      11%
   Current valuation.........................  11%      11%      11%      11%     11%      11%      11%      11%     11%      11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c)......................  11%      11%      11%      11%     11%      10%      10%      10%     10%      10%
     Home equity loans.......................  22%      22%      22%      22%     22%      24%      24%      24%     24%      24%
   Ramp period (months) (b):
     Business loans..........................  27       27       24       24      24       24       24       24      24       24
     Home equity loans.......................  30       30       30       30      30       24       24       24      18       18
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c) .....................  11%      11%      11%      11%     11%      11%      11%      12%     12%      11%
     Home equity loans ......................  22%      22%      22%      22%     22%      22%      22%      22%     22%      22%
   Ramp period (months) (b):
     Business loans..........................  27       27       27       27      27       27       27       27      27       27
     Home equity loans.......................  30       30       30       30      30       30       30       30      30       30
   CPR adjusted to reflect ramp:
     Business loans..........................   3%       5%       8%      10%     12%      15%      17%      20%     22%      22%
     Home equity loans.......................   2%      10%      14%      15%     17%      17%      17%      17%     18%      20%
   Current prepayment experience (d):
     Business loans..........................  --       --        2%       7%      6%      19%      29%      11%     15%      15%
     Home equity loans.......................  --       --       11%      20%     27%      38%      37%      34%     30%      30%

Annual credit loss rates:
   Initial assumption........................0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%    0.40%   0.40%    0.30%
   Current assumption........................0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%    0.40%   0.40%    0.30%
   Actual experience.........................  --       --       --       --    0.01%    0.01%    0.17%    0.11%   0.30%    0.25%

Servicing fees:
   Contractual fees..........................0.50%    0.50%    0.50%    0.50%   0.50%    0.70%    0.50%    0.50%   0.50%    0.50%
   Ancillary fees............................1.25%    1.25%    1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   1.25%    1.25%

(a) Projected cash flows from overcollateralization are discounted at the highest trust certificate pass-through interest rate for each securitization averaging 7% at March 31, 2002. See Summary of Selected Mortgage Loan Securitization Trust Information table for rates specific to each securitization.
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(c) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40.
(d) Rate is a six-month historical average.

                Summary of Material Mortgage Loan Securitization
   Valuation Assumptions and Actual Experience at March 31, 2002 (Continued)

                                             1999-3   1999-2    1999-1   1998-4    1998-3   1998-2   1998-1   1997(f)  1996(f)
                                             ------   ------    ------   ------    ------   ------   ------   -------  -------
Interest-only strip residual discount
   rate (a):
   Initial valuation........................   11%       11%      11%      11%       11%      11%      11%      11%       11%
   Current valuation........................   13%       13%      13%      13%       13%      13%      13%      13%       13%
Servicing rights discount rate:
   Initial valuation........................   11%       11%      11%      11%       11%      11%      11%      11%       11%
   Current valuation........................   11%       11%      11%      11%       11%      11%      11%      11%       11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c).....................   10%       10%      10%      13%       13%      13%      13%      13%       13%
     Home equity loans......................   24%       24%      24%      24%       24%      24%      24%      24%       24%
   Ramp period (months) (b):
     Business loans.........................   24        24       24       24        24       24       24       24        24
     Home equity loans......................   18        18       18       12        12       12       12       12        12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (c).....................   11%       11%      10%      10%       10%      15%      15%      10%       10%
     Home equity loans......................   22%       22%      22%      22%       22%      22%      22%      27%       20%
   Ramp period (months) (b):
     Business loans.........................   Na        Na       Na       Na        Na       Na       Na       Na        Na
     Home equity loans......................   30        30       30       Na        Na       Na       Na       Na        Na
   CPR adjusted to reflect ramp:
     Business loans(e)......................   19%       16%      13%      10%       14%      23%      19%      13%       10%
     Home equity loans(e)...................   22%       22%      22%      33%       27%      29%      25%      27%       20%
   Current prepayment experience (d):
     Business loans.........................   15%       26%      19%      20%       17%      36%      27%      15%        2%
     Home equity loans......................   29%       23%      26%      43%       31%      29%      25%      26%       18%

Annual credit loss rates:
   Initial assumption....................... 0.25%     0.25%    0.25%    0.25%     0.25%    0.25%    0.25%    0.25%     0.25%
   Current assumption....................... 0.30%     0.25%    0.35%    0.50%     0.45%    0.55%    0.45%    0.33%     0.35%
   Actual experience........................ 0.28%     0.24%    0.36%    0.48%     0.45%    0.51%    0.45%    0.32%     0.36%

Servicing fees:
   Contractual fees......................... 0.50%     0.50%    0.50%    0.50%     0.50%    0.50%    0.50%    0.50%     0.50%
   Ancillary fees........................... 1.25%     1.25%    1.25%    1.25%     1.25%    0.75%    0.75%    0.75%     0.75%

(a) Projected cash flows from overcollateralization are discounted at the highest trust certificate pass-through interest rate for each securitization averaging 7% at March 31, 2002. See Summary of Selected Mortgage Loan Securitization Trust Information table for rates specific to each securitization.
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(c) Rate is the estimated expected weighted average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40.
(d)  Rate is a six-month historical average.
(e) Business loan assumption ramps down from current rate to 10% remaining constant at 10% for Trusts 1997-2 through 1999-2. Home equity loan assumption ramps down from current rate to 22% remaining constant at 22% for Trusts 1998-3 and 1998-4.
(f) Amounts represent weighted average percentages for two 1997 securitization pools and two 1996 securitization pools.
Na = not applicable

         Lease Securitizations. We have in the past securitized two pools of leases. As of December 31, 1999, we de-emphasized the lease origination business but continue to service the remaining leases in our managed portfolio. The interest-only strips and servicing rights we retain on these securitized pools represent less than 1% of our securitization residual assets at March 31, 2002.

         Servicing Rights. As the holder of servicing rights on securitized loans, we are entitled to receive annual contractual servicing fees of 50 to 70 basis points which are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificateholders. In addition, ancillary fees such as prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us, as servicer, as payments are collected from the borrowers. We also retain the interest paid on funds held in trust collection accounts until these funds are distributed to trust investors.

         The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. Periodically, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value.

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

         In addition, although prepayments increased during the nine months ended March 31, 2002 compared to our historical averages, we have generally found that the non-conforming mortgage market is less sensitive to prepayments due to changes in interest rates than the conventional mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conventional mortgage rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing.

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. This stability favorably impacts our ability to value the future cash flows from our servicing rights and interest-only strips because it increases the predictability of future cash flows. At March 31, 2002, servicing rights totaled $118.2 million, compared to $102.4 million at June 30, 2001.

Whole Loan Sales

         We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the loans' net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees. Gains from these sales are recorded as fee income. See "--Securitizations" for information on the volume of whole loan sales and premiums recorded for the three and nine-month periods ended March 31, 2002 and 2001.

RESULTS OF OPERATIONS

Overview

         For the third quarter of fiscal 2002, net income decreased $1.1 million, or 38.9%, to $1.8 million compared to $2.9 million in the third quarter of fiscal 2001. Diluted earnings per common share decreased to $0.60 on average common shares of 2,758,000 compared to $0.82 per share on average common shares of 3,472,000 for the third quarter of fiscal 2001. Dividends of $0.08 and $0.07 per share were paid for the quarters ended March 31, 2002 and 2001, respectively. The common dividend payout ratio based on diluted earnings per share was 13.3% for the third quarter of fiscal 2002 compared to 8.5% for the third quarter of fiscal 2001.

         For the nine months ended March 31, 2002, net income decreased $1.0 million, or 16.0%, to $5.6 million compared to $6.6 million for the same period in fiscal 2001. Diluted earnings per share increased to $1.91 for the nine months ended March 31, 2002, on average common shares of 2,911,000 compared to $1.83 on average common shares of 3,628,000 for the same period in fiscal 2001. The increase in earnings per share for the nine-month period was due to the lower number of shares outstanding due to our repurchases of our common stock.

         Increases in the gain on sale recorded during the three and nine-month periods were offset by increases in general and administrative expenses and other expenses and an $8.7 million and $13.2 million valuation adjustment recorded on interest-only strips during the three and nine-month periods ended March 31, 2002, respectively. See below for further discussion of gain on sale, general and administrative expenses, other expenses and the interest-only strips valuation adjustments recorded during the periods.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the market price level of our common stock, which was at the time and has continued to, trade at below book value. In addition, our earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. The repurchase program was extended in fiscal 2002 to authorize the purchase of up to 10% of the then outstanding shares which totaled approximately 2,661,000 shares at that date. The repurchase program was completed in November 2001 and the Board of Directors authorized the additional repurchase of up to 10% of the then outstanding shares. To date, we have repurchased 43,000 shares under the current repurchase program.

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

Loan Originations

         The following schedule details our loan originations (in thousands):

                                           Three Months Ended                     Nine Months Ended
                                                March 31,                             March 31,
                                       --------------------------          -----------------------------
                                          2002             2001                2002              2001
                                         ------           ------              ------            ------
Business purpose loans.......         $   37,143       $   30,650          $    99,035        $   87,320
Home equity loans............            291,631          242,811              907,594           786,497
                                      ----------       ----------          -----------        ----------
                                      $  328,774       $  273,461          $ 1,006,629        $  873,817
                                      ==========       ==========          ===========        ==========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $11.7 million, or 13.4%, for the nine months ended March 31, 2002, to $99.0 million from $87.3 million for the nine months ended March 31, 2001.

         Home equity loans originated by our subsidiaries, Upland Mortgage and American Business Mortgage Services, and through the Bank Alliance Program, increased $121.1 million, or 15.4%, for the nine months ended March 31, 2002, to $907.6 million from $786.5 million for the nine months ended March 31, 2001. The consumer mortgage group continues to focus on increasing efficiencies and productivity gains made in fiscal 2001 by refining marketing techniques and integrating technological improvements into the loan origination process.

                           Summary Financial Results
                  (dollars in thousands, except per share data)

                                  Three Months Ended                           Nine Months Ended
                                      March 31,                                   March 31,
                                 -------------------        Percentage        --------------------       Percentage
                                                             Increase/                                    Increase/
                                 2002           2001        (Decrease)        2002            2001       (Decrease)
                                 ----           ----        ----------        ----            ----       ----------
Total revenues..............   $65,435        $47,287         38.4%         $176,141        $130,225        35.3%
Total expenses..............    62,399         42,487         46.9%          166,533         119,166        39.7%
Net income..................     1,761          2,880        (38.9%)           5,573           6,635       (16.0%)

Return on average equity....     10.75%         16.83%                         11.20%          13.39%
Return on average assets....      0.82%          1.75%                          0.90%           1.38%

Earnings per share:
  Basic.....................     $0.64          $0.83        (22.9%)           $2.07           $1.86        11.3%
  Diluted...................     $0.60          $0.82        (26.8%)           $1.91           $1.83         4.4%
Dividends declared per
  share.....................     $0.08          $0.07         14.3%            $0.23           $0.21         9.5%

         Total Revenues. For the third quarter of fiscal 2002, total revenues increased $18.1 million, or 38.4%, to $65.4 million from $47.3 million for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, total revenues increased $45.9 million, or 35.3%, to $176.1 million from $130.2 million for the first nine months of fiscal 2001. Growth in total revenues for both periods was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans. Gain on sale of loans increased $14.8 million, or 43.0%, to $49.2 million on the securitization of $340.8 million of loans for the third quarter of fiscal 2002 from $34.4 million on the securitization of $263.6 million of loans in the third quarter of fiscal 2001. For the nine months ended March 31, 2002, gains of $129.1 million were recorded on the securitization of $1.0 billion of loans. This represents an increase of $37.6 million, or 41.1% over gains of $91.5 million recorded on securitizations of $804.4 million of loans for the nine months ended March 31, 2001.

         The increase in securitization gains for the three and nine months ended March 31, 2002 was due to both an increase in interest rate spreads and an increase in the volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 13.3% for the nine months ended March 31, 2002 from 11.4% on loans securitized for the nine months ended March 31, 2001. Increases in interest rate spreads increase expected residual cash flows to us and result in increases in the gains we recognize on the sale of loans into Securitizations. See "-- Securitizations" for further detail of how securitization gains are calculated.

         The increase in interest rate spread for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 resulted from decreases in pass-through interest rates on investor certificates issued by securitization trusts. For loans securitized during the nine months ended March 31, 2002, the average loan coupon was 11.38%, a 0.63% decrease from 12.01% on loans securitized during the nine months ended March 31, 2001. However, the average interest rate on trust certificates issued in mortgage loan securitizations during the nine months ended March 31, 2002 was 5.57%, a 1.10% decrease from 6.67% during the nine months ended March 31, 2001. The resulting net improvement in interest rate spread was approximately 47 basis points.

         Also contributing to the increase in the securitization gain percentages for the three and nine-month periods ended March 31, 2002, was the increase in the amount of cash received at the closing of our securitizations. The improvement in the interest rate spread this fiscal year enabled us to enter into securitization transactions structured to provide additional cash at the closing of the securitization through the sale of trust certificates to investors at a premium, or through the sale of notional bonds. During the nine months ended March 31, 2002 we received additional cash at the closing of our securitizations, due to these modified structures, of $19.4 million.

         Interest and Fees. Interest and fee income for the third quarter of fiscal 2002 remained level at $5.3 million compared to the third quarter of fiscal 2001. For the nine months ended March 31, 2002, interest and fee income increased $0.2 million, or 1.2%, to $16.8 million compared to $16.6 million for the nine months ended March 31, 2001. Interest and fee income consists primarily of interest income earned on available for sale loans, premiums earned on whole loan sales and other ancillary fees collected in connection with loans and leases.

         Interest income for the third quarter of fiscal 2002 decreased $0.3 million, or 11.1%, to $2.4 million from $2.7 million for the third quarter of fiscal 2001. During the nine months ended March 31, 2002, interest income decreased $0.3 million, or 4.2%, to $7.5 million from $7.8 million for the nine months ended March 31, 2001. The decrease in the third quarter was due to a lower weighted average coupon on loans available for sale from the prior fiscal year and lower rates earned on invested cash balances due to general decreases in market interest rates. This decrease was partially offset by the effect of a modification of the terms of our securitization beginning in the second quarter of fiscal 2001, which allowed us to retain interest income we had accrued up until the point of the sale. Prior to the second quarter of fiscal 2001, all accrued interest income was retained by the securitization trust when collected.

         For the third quarter of fiscal 2002, premiums on whole loan sales remained level with the third quarter of fiscal 2001 at $0.5 million. Premiums on whole loan sales increased $0.9 million, to $2.4 million for the nine months ended March 31, 2002 from $1.5 million for the nine months ended March 31, 2001. The volume of whole loan sales increased 11.8%, to $55.9 million for the nine months ended March 31, 2002 from $50.0 million for the nine months ended March 31, 2001. In addition to increases in the volume of whole loan sales, the average premium earned on whole loan sales increased during the nine-month period due to the general reduction in market interest rates.

         Other fees increased $0.2 million for the quarter ended March 31, 2002 compared to the prior year. Other fees decreased $0.4 million for the nine months ended March 31, 2002 from the prior year mainly due to the decrease in fees collected in connection with our leasing portfolio. Our leasing portfolio has decreased due to our decision in fiscal 1999 to discontinue the origination of new leases.

         Interest Accretion on Interest-Only Strips. Interest accretion of $9.5 million and $25.9 million was earned in the three and nine-month periods ended March 31, 2002, respectively, compared to $6.4 million and $17.9 million in the three and nine-month periods ended March 31, 2001, respectively. The increase reflects the growth in the balance of our interest-only strips of $112.9 million, or 29.9%, to $490.1 million at March 31, 2002 from $377.2 million at March 31, 2001. In addition, cash flows from interest-only strips for the nine months ended March 31, 2002 increased $13.7 million, or 24.0%, from the same period of fiscal 2001 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended March 31, 2002, servicing income increased $0.2 million, or 14.8%, to $1.3 million from $1.1 million for the three months ended March 31, 2001. For the nine months ended March 31, 2002, servicing income decreased $0.1 million, or 1.4%, to $4.2 million from $4.3 million for the nine months ended March 31, 2001.

         The following table summarizes the components of servicing income for the three and nine-month periods ended March 31, 2002 and 2001 (in thousands):

                                                  Three Months Ended           Nine Months Ended
                                                      March  31,                  March 31,
                                             ----------------------------  --------------------------
                                                2002           2001           2002          2001
                                             ------------ ---------------  ------------ -------------
Contractual and ancillary fees...............$    9,150   $       6,356    $     25,830 $     17,684
Amortization of servicing rights.............    (7,868)         (5,239)        (21,614)     (13,406)
                                             ----------   -------------    ------------ ------------
                                             $    1,282   $       1,117    $      4,216 $      4,278
                                             ==========   =============    ============ ============

         Total Expenses. Total expenses increased $19.9 million, or 46.9%, to $62.4 million for the three months ended March 31, 2002 compared to $42.5 million for the three months ended March 31, 2001. Total expenses increased $47.4 million, or 39.7%, to $166.5 million for the nine months ended March 31, 2002 compared to $119.2 million for the nine months ended March 31, 2001. As described in more detail below, these increases were mainly a result of increased interest expense attributable to the issuance of additional subordinated debt, increases in employee related costs, increases in general and administrative expenses, and $13.2 million interest-only strips valuation adjustments recorded during the nine-month period ended March 31, 2002.

         Interest Expense. For the third quarter of fiscal 2002, interest expense increased $3.0 million, or 21.4%, to $17.2 million from $14.2 million for the third quarter of fiscal 2001. The increase was attributable to an increase in the amount of subordinated debt outstanding which was partially offset by a reduction in the average interest rate paid on both subordinated debt and warehouse lines of credit during the third quarter of fiscal 2002. The proceeds from the subordinated debt were used to repay existing debt, to fund loan originations and our operations, and for general corporate purposes, including repurchases of our common stock. Average subordinated debt outstanding during the three months March 31, 2002 was $628.9 million compared to $454.9 million during the three months ended March 31, 2001. Average interest rates paid on subordinated debt outstanding were 10.5% during the three months ended March 31, 2002 compared to 11.0% during the three months ended March 31, 2001.

         During the first nine months of fiscal 2002 interest expense increased $10.4 million, or 25.5%, to $51.5 million from $41.0 million for the nine months ended March 31, 2001. Average subordinated debt outstanding during the nine months ended March 31, 2002 was $603.2 million compared to $427.8 during the nine months ended March 31, 2001. Average interest rates paid on subordinated debt outstanding decreased to 10.8% during the nine months ended March 31, 2002 from 10.9% during the nine months ended March 31, 2001.

         Rates offered on subordinated debt were reduced beginning in the fourth quarter of fiscal 2001 and have continued downward in fiscal 2002 in response to decreases in market interest rates as well as our lower cash needs. The average rate of subordinated debt at its peak which was February 2001 was 11.85% compared to the average rate of subordinated debt offered in March 2002 of 7.76%. As the higher rate notes mature, we expect the average rate paid on subordinated debt to decline provided that market rates do not significantly increase.

         The increase in interest expense for the three and nine-month periods ended March 31, 2002 related to subordinated debt was partially offset by the impact of a decrease in the average outstanding balances under warehouse lines of credit and decreased interest rates paid on warehouse lines. The average outstanding balances under warehouse lines of credit were $22.3 million during the three months ended March 31, 2002, compared to $49.1 million during the three months ended March 31, 2001. The average outstanding balances under warehouse lines of credit were $26.7 million during the nine months ended March 31, 2002, compared to $54.2 million during the nine months ended March 31, 2001. This decrease was due to the increased utilization of our available cash balances and proceeds from the sale of subordinated debt to fund loan originations and greater utilization of an off-balance sheet mortgage conduit facility for the sale of loans. Interest rates paid on warehouse lines are generally based on LIBOR plus an interest rate spread. LIBOR has decreased from approximately 5.1% at March 31, 2001 to 1.9% at March 31, 2002.

         Provision for Credit Losses. The provision for credit losses for the quarter ended March 31, 2002 increased to $1.7 million as compared to $1.2 million for the quarter ended March 31, 2001. The provision for credit losses on available for sale loans and leases for the nine months ended March 31, 2002 increased $1.8 million, or 68.9%, to $4.4 million, compared to $2.6 million for the nine months ended March 31, 2001. The increase in the provision for credit losses was primarily due to increases in loans in non-accrual status, which were generally repurchased from securitization trusts, and increases in delinquent loans and leases held as available for sale. Non-accrual loans were $8.8 million and $4.1 million at March 31, 2002 and 2001, respectively. Delinquent loans and leases held as available for sale were $7.9 million, $3.4 million and $2.1 million at March 31, 2002, June 30, 2001 and March 31, 2001, respectively. See "--Managed Portfolio Quality" for further detail.

         While we are under no obligation to do so, at times we elect to repurchase delinquent loans from the securitization trusts, some of which may be in foreclosure. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for delinquent loans and the purchase prices are at the loans' outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses on these repurchased loans are included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 125 or SFAS No. 140, which was adopted on a prospective basis in the fourth quarter of fiscal 2001, or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited.

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The new standard requires that we record an obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans, whether or not we actually repurchase them. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due.

         The following table summarizes the principal balances of loans we have repurchased from the mortgage loan securitization trusts for the nine months ended March 31, 2002 and the years ended June 30, 2001 and 2000. All loans were repurchased at the contractual outstanding balances at the time of repurchase. Mortgage loan securitization trusts are listed only if loan repurchases have occurred.

      Summary of Loans Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                        2000-3    2000-2   2000-1    1999-3   1999-2   1999-1    1998-4   1998-3
                                        ------    ------   ------    ------   ------   ------    ------   ------
Nine months ended March 31, 2002:
   Business loans...................... $   --    $   --   $   --    $  271   $  341   $  259    $  632   $  260
   Home equity loans...................                        60     1,805    1,600    1,429     4,649    3,920
                                        ------    ------   ------    ------   ------   ------    ------   ------
     Total............................. $   --    $   --   $   60    $2,076   $1,941   $1,688    $5,281   $4,180
                                        ======    ======   ======    ======   ======   ======    ======   ======
   Number of loans repurchased.........     --        --        1        24       18       20        58       42

Year ended June 30, 2001:
   Business loans...................... $   --    $   --   $   --    $   --   $   --   $   --    $  173   $  803
   Home equity loans...................     88       330       --        --       --       --     1,310    3,886
                                        ------    ------   ------    ------   ------   ------    ------   ------
      Total............................ $   88    $  330   $   --    $   --   $   --   $   --    $1,483   $4,689
                                        ======    ======   ======    ======   ======   ======    ======   ======
   Number of loans repurchased.........      1         2       --        --       --       --        10       48

Year ended June 30, 2000:
   Business loans...................... $   --    $   --   $   --    $  101   $   --   $   --    $   --   $   --
   Home equity loans...................     --        --      167        --       --       --       363      106
                                        ------    ------   ------    ------   ------   ------    ------   ------
     Total............................. $   --    $   --   $  167    $  101   $   --   $   --    $  363   $  106
                                        ======    ======   ======    ======   ======   ======    ======   ======
   Number of loans repurchased.........     --        --        3         1       --       --         3        1


(Continued)                             1998-2    1998-1   1997-2    1997-1   1996-2   1996-1     Total
                                        ------    ------   ------    ------   ------   ------     -----
Nine months ended March 31, 2002:
   Business loans...................... $  516    $1,266   $1,355    $   --   $   --   $  104    $ 5,004
   Home equity loans...................  1,444     1,690      154       239       60       66     17,116
                                        ------    ------   ------    ------   ------   ------    -------
     Total............................. $1,960    $2,956   $1,509    $  239   $   60   $  170    $22,120
                                        ======    ======   ======    ======   ======   ======    =======
   Number of loans repurchased.........     22        36       14         6        1        2        244


Year ended June 30, 2001:
   Business loans...................... $  215    $  428   $2,252    $   --   $  380   $  250    $ 4,501
   Home equity loans...................  1,284     1,686    1,764        --       92      109     10,549
                                        ------    ------   ------    ------   ------   ------    -------
      Total............................ $1,499    $2,114   $4,016    $   --   $  472   $  359    $15,050
                                        ======    ======   ======    ======   ======   ======    =======
   Number of loans repurchased.........     13        31       37        --        8        4        154

Year ended June 30, 2000:
   Business loans...................... $  827    $   --   $  153    $2,441   $  337   $  259    $ 4,118
   Home equity loans...................  2,588       165       84     1,123      114       --      4,710
                                        ------    ------   ------    ------   ------   ------    -------
     Total............................. $3,415    $  165   $  237    $3,564   $  451   $  259    $ 8,828
                                        ======    ======   ======    ======   ======   ======    =======
   Number of loans repurchased.........     24         1        6        35        6        1         81

         The allowance for credit losses was $3.3 million, or 5.1% of gross receivables, at March 31, 2002 compared to $2.5 million, or 2.9% of gross receivables, at June 30, 2001. This increase was due to an additional provision for delinquent and non-accrual loans. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required.

         The following tables summarize the changes in the allowance for credit losses by loan and lease type for the three and nine-month periods ended March 31, 2002 and 2001 (in thousands):

                                                  Business
                                                  Purpose         Home Equity       Equipment
Three Months Ended March 31, 2002:                 Loans             Loans            Leases         Total
-----------------------------------------        ---------       -------------      ----------      -------
Balance at beginning of period...........        $    801           $  1,739         $   338       $   2,878
Provision for credit losses..............             242                823             663           1,728
(Charge-offs) recoveries, net............            (140)              (493)           (676)         (1,309)
                                                 --------           --------         -------       ---------
Balance at end of period.................        $    903           $  2,069         $   325       $   3,297
                                                 ========           ========         =======       =========

                                                  Business
                                                  Purpose         Home Equity       Equipment
Nine Months Ended March 31, 2002:                  Loans             Loans            Leases         Total
-----------------------------------------        ---------       -------------      ----------      -------
Balance at beginning of period...........        $    591           $  1,473         $   416       $   2,480
Provision for credit losses..............           1,134              2,368             932           4,434
(Charge-offs) recoveries, net............            (822)            (1,772)         (1,023)         (3,617)
                                                 --------           --------         -------       ---------
Balance at end of period.................        $    903           $  2,069         $   325       $   3,297
                                                 ========           ========         =======       =========

                                                  Business
                                                  Purpose         Home Equity       Equipment
Three Months Ended March 31, 2001:                 Loans             Loans            Leases         Total
-----------------------------------------        ---------       -------------      ----------      -------
Balance at beginning of period...........        $    520           $    952         $   467       $   1,939
Provision for credit losses..............             626                204             387           1,217
(Charge-offs) recoveries, net............            (685)              (253)           (445)         (1,383)
                                                 --------           --------         -------       ---------
Balance at end of period.................        $    461           $    903         $   409       $   1,773
                                                 ========           ========         =======       =========

                                                  Business
                                                  Purpose         Home Equity       Equipment
Nine Months Ended March 31, 2001:                  Loans             Loans            Leases         Total
-----------------------------------------        ---------       -------------      ----------      -------
Balance at beginning of period...........        $    462           $    507         $   320       $   1,289
Provision for credit losses..............             748                883             994           2,625
(Charge-offs) recoveries, net............            (749)              (487)           (905)         (2,141)
                                                 --------           --------         -------       ---------
Balance at end of period.................        $    461           $    903         $   409       $   1,773
                                                 ========           ========         =======       =========

         Employee Related Costs. For the third quarter of fiscal 2002, employee related costs increased $2.3 million, or 31.2%, to $9.5 million, from $7.2 million in the third quarter of fiscal 2001. For the nine months ended March 31, 2002, employee related costs increased $4.7 million, or 22.0%, to $26.0 million from $21.3 million in the prior year. The increase in both periods was primarily attributable to additions of personnel primarily in the loan servicing and collections areas to service the larger managed portfolio. Total employees at March 31, 2002 were 968 compared to 864 at March 31, 2001. The remaining increase was attributable to annual salary increases as well as increases in the costs of providing insurance benefits to employees.

         Sales and Marketing Expenses. For the third quarter of fiscal 2002, sales and marketing expenses increased $0.3 million, or 5.2%, to $6.5 million from $6.2 million for the third quarter of fiscal 2001. Expenses for direct mail advertising related to loan originations increased $0.9 million for the third quarter of fiscal 2002, compared to the prior year third quarter. This increase was partially offset by a decrease of $0.6 million in advertising costs.

         For the nine months ended March 31, 2002, sales and marketing expenses increased $1.0 million, or 5.6%, to $18.9 million from $17.9 million for the nine months ended March 31, 2001. Expenses for direct mail advertising for loan originations increased $3.2 million for the nine months ended March 31, 2002, compared to the prior year nine-month period. This increase was partially offset by a decrease of $2.2 million in newspaper advertising.

         General and Administrative Expenses. For the third quarter of fiscal 2002, general and administrative expenses increased $5.1 million, or 37.2%, to $18.8 million from $13.7 million for the third quarter of fiscal 2001. The increase for the third quarter was primarily attributable to increases of approximately $3.9 million in costs associated with servicing and collection of our larger total managed portfolio including expenses associated with REO and delinquent loans. We expect the cost associated with servicing and collecting our managed portfolio will increase as the size of the managed portfolio increases. In addition, we incurred increases of $0.3 million in costs related to the issuance of our subordinated debt and $0.2 million in costs for business insurance.

         For the nine months ended March 31, 2002, general and administrative expenses increased $16.3 million, or 44.8%, to $52.6 million from $36.3 million for the nine months ended March 31, 2001. The increase for nine months was primarily attributable to increases of approximately $13.1 million in costs associated with servicing and collection of our larger total managed portfolio including expenses associated with REO and delinquent loans, in addition to increases of $1.2 million in costs related to the issuance of our subordinated debt, $0.5 million in depreciation expense and $0.4 million in business insurance expense.

         Interest-Only Strips Valuation Adjustment. During the third quarter of fiscal 2002, a write down of $8.7 million was recorded on our interest-only strips. During the first nine months of fiscal 2002, a write down of $13.2 million was recorded on our interest-only strips. This adjustment reflects the impact of higher prepayment experience on home equity loans than anticipated during the periods. The impact of increased prepayments were considered to be other than temporary and were therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20. See"--Securitizations" for further detail of this adjustment.

         Provision for income taxes. In fiscal 2002, our effective tax rate increased to 42% from 40% in fiscal 2001 due to increased state tax liabilities. As a result of our geographic expansion, we have increased the number of states we were doing significant business in and have increased our tax provision for tax liabilities in certain states.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(in thousands, except per share data)

                                                                                   March 31,       June 30,
                                                                                     2002           2001
                                                                                 ----------       ---------
Cash and cash equivalents....................................................    $  131,560       $  91,092
Loan and lease receivables, net:
   Available for sale........................................................        67,547          83,241
   Interest, fees and other..................................................        13,333          16,549
Interest-only strips.........................................................       490,147         398,519
Servicing rights.............................................................       118,194         102,437
Receivables for sold loans ..................................................         8,216          14,157
Total assets.................................................................       885,346         766,487

Subordinated debt............................................................       640,736         537,950
Warehouse lines and other notes payable......................................        41,123          51,064
Total liabilities............................................................       818,174         699,625
Total stockholders' equity...................................................        67,172          66,862

Book value per common share..................................................    $    25.99       $   22.52
Total liabilities to tangible equity (c).....................................         15.7x           13.5x
Adjusted debt to tangible equity (a)(c)......................................         11.8x           10.2x
Subordinated debt to tangible equity (c).....................................         12.3x           10.4x
Interest-only strips to adjusted  tangible equity (b)(c).....................          4.2x            3.5x

(a)  Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization to tangible equity plus subordinated debt with a remaining maturity greater than 5 years.
(c)  Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $118.9 million, or 15.5%, to $885.3 million at March 31, 2002 from $766.5 million at June 30, 2001 primarily due to increases in cash and cash equivalents, interest-only strips and servicing rights which were offset by decrease in loan and lease receivables available for sale and receivables for sold loans.

         Cash and cash equivalents increased $40.5 million, or 44.4%, due to receipts from sales of subordinated debt and cash receipts from our interest-only strips.

         Activity of our interest-only strips for the nine months ended March 31, 2002 and 2001 was as follows (in thousands):

                                                                                March 31,
                                                                         -----------------------
                                                                          2002             2001
                                                                         ------           ------
 Balance at beginning of period...................................     $ 398,519       $ 277,872
 Initial recognition of interest-only strips, including initial
   overcollateralization of $0 and $341...........................       112,869          95,875
 Interest accretion...............................................        25,920          17,857
 Required purchases of additional overcollateralization...........        35,468          31,726
 Cash flow from interest-only strips..............................       (70,729)        (57,039)
 Net adjustments to fair value....................................         1,253          10,899
 Other than temporary fair value adjustment.......................       (13,153)             --
                                                                       ---------       ---------
 Balance at end of period.........................................     $ 490,147       $ 377,190
                                                                       =========       =========

         The following table summarizes the purchases of overcollateralization by trust for the nine months ended March 31, 2002 and the years ended June 30, 2001 and 2000. See "-- Securitizations" for a discussion of overcollateralization requirements.


     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                             (dollars in thousands)

                                    2001-4   2001-3  2001-2   2001-1   2000-4   2000-3   2000-2  2000-1   Other     Total
                                    ------   ------  ------   ------   ------   ------   ------  ------   -----     -----
Nine Months Ended March 31, 2002:
Required purchases of additional
   overcollateralization...........$    --   $1,065  $8,994   $8,258   $6,326   $2,865   $4,643  $2,490   $  827   $35,468



                                    2001-2   2001-1  2000-4   2000-3   2000-2   2000-1   1999-4  1999-3   1999-2    Other   Total
                                    ------   ------  ------   ------   ------   ------   ------  ------   ------    -----   -----
Year Ended June 30, 2001:
Initial overcollateralization......$    --   $   --  $   --   $   --  $   611   $   --   $   --  $   --   $   --    $  --  $   611
Required purchases of additional
   overcollateralization...........    959    2,574   6,049    4,051   10,160    7,519    5,960   3,719    2,316      638   43,945
                                   -------   ------  ------   ------  -------   ------   ------  ------   ------    -----  -------
   Total...........................$   959   $2,574  $6,049   $4,051  $10,771   $7,519   $5,960  $3,719   $2,316    $ 638  $44,556
                                   =======   ======  ======   ======  =======   ======   ======  ======   ======    =====  =======

                                    Off-
                                   Balance
                                   Sheet
                                 Facilities  2000-2  2000-1   1999-4   1999-3   1999-2   1999-1  1998-4   1998-3    Total
                                 ----------  ------  ------   ------   ------   ------   ------  ------   ------    -----
Year Ended June 30, 2000:
Initial overcollateralization......$2,909    $2,114  $1,776   $2,222   $2,211   $   --   $  --   $   --   $   --   $11,232
Required purchases of
additional overcollateralization...    --        --   2,303    4,040    5,125    7,585    6,601   1,348    2,923    29,925
                                   ------    ------  ------   ------   ------   ------   ------  ------   ------   -------
   Total...........................$2,909    $2,114  $4,079   $6,262   $7,336   $7,585   $6,601  $1,348   $2,923   $41,157
                                   ======    ======  ======   ======   ======   ======   ======  ======   ======   =======

         Servicing rights increased $15.8 million, or 15.4%, to $118.2 million at March 31, 2002 from $102.4 at June 30, 2001 due to the securitization of $1.0 billion of loans during the period offset by amortization of the servicing asset for fees collected during the period.

         Loans and lease receivables decreased $15.7 million or 18.9% due to the securitization of more loans than were originated during the period. Receivables for sold loans decreased $5.9 million, or 42.0%, due to a greater emphasis placed on securitizing loans rather than selling loans on a whole loan basis during the quarter.

         Total liabilities increased $118.5 million, or 16.9%, to $818.2 million from $699.6 million at June 30, 2001 primarily due to increases in subordinated debt outstanding, accrued interest payable and other liabilities offset by a decrease in warehouse lines and other notes payable.

         For the first nine months of fiscal 2002 subordinated debt increased $102.8 million, or 19.1%, to $640.7 million due to sales of subordinated debt used to repay existing debt, to fund loan originations and our operations and for general corporate purposes including, but not limited to, repurchases of our outstanding common stock. Subordinated debt was 12.3 times tangible equity at March 31, 2002, compared to 10.4 times as of June 30, 2001. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt. Accrued interest payable increased $11.7 million, or 35.8%, to $44.4 million from $32.7 million at June 30, 2001 primarily due to an increase in the level of subordinated debt.

         Other liabilities increased $8.9 million, or 23.0%, due to increases in obligations for securitized loans subject to removal of accounts provisions. Warehouse lines and other notes payable decreased $9.9 million due to the lower balance of loan receivables held at March 31, 2002.

Managed Portfolio Quality

     The following table provides data concerning delinquency experience, REO and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                         March 31, 2002            December 31, 2001        September 30, 2001
                                    -----------------------     --------------------      ---------------------
Delinquency by Type                     Amount        %            Amount       %            Amount       %
                                    -------------- --------     ------------- ------      ------------- -------
Business Purpose Loans
Total managed portfolio............. $    347,879                $   329,594               $   314,076
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $      2,932     0.84%      $     3,693   1.12%       $     2,626    0.84%
    61-90 days......................        2,577     0.74             3,031   0.92              3,100    0.99
    Over 90 days....................       31,371     9.02            27,605   8.38             26,958    8.58
                                     ------------    -----       -----------  -----        -----------   -----
    Total delinquencies............. $     36,880    10.60%      $    34,329  10.42%       $    32,684   10.41%
                                     ============   ======       =========== ======        ===========  ======
REO................................. $      8,227                $     7,207               $     5,408
                                     ============                ===========               ===========
Home Equity Loans
Total managed portfolio............. $  2,551,902                $ 2,472,365               $ 2,336,007
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $     37,700     1.48%      $    38,538   1.56%       $    29,477    1.26%
    61-90 days......................       18,385     0.72            24,054   0.97             23,519    1.01
    Over 90 days....................       79,138     3.10            73,725   2.98             58,681    2.51
                                     ------------    -----       -----------  -----        -----------   -----
    Total delinquencies............. $    135,223     5.30%      $   136,317   5.51%       $   111,677    4.78%
                                     ============   ======       =========== ======        ===========  ======
REO................................. $     29,212                $    28,596               $    24,662
                                     ============                ===========               ===========
Equipment Leases
Total managed portfolio............. $     36,381                $    45,619               $    55,299
                                     ============                ===========               ===========
Period of delinquency:
     31-60 days......................$        506     1.38%      $     1,383   3.03%       $     1,179    2.13%
     61-90 days......................         173     0.48               524   1.15                530    0.96
     Over 90 days....................         632     1.74               602   1.32                700    1.27
                                     ------------    -----       -----------  -----        -----------   -----
     Total delinquencies.............$      1,311     3.60%      $     2,509   5.50%       $     2,409    4.36%
                                     ============   ======       =========== ======        ===========  ======
Combined
Total managed portfolio............. $  2,936,162                $ 2,847,578               $ 2,705,382
                                     ============                ===========               ===========

Period of delinquency:
    31-60 days...................... $     41,138     1.40%      $    43,614   1.53%       $    33,282    1.23%
    61-90 days......................       21,135     0.72            27,609   0.97             27,149    1.00
    Over 90 days....................      111,141     3.79           101,932   3.58             86,339    3.19
                                     ------------    -----       -----------  -----        -----------   -----
    Total delinquencies............. $    173,414     5.91%      $   173,155   6.08%       $   146,770    5.42%
                                     ============   ======       =========== ======        ===========  ======
REO................................. $     37,439     1.28%      $    35,803   1.26%       $    30,070    1.11%
                                     ============   ======       =========== ======        ===========  ======

Losses experienced during the
    three month period(a)(b) :
    Loans........................... $      3,747     0.53%      $     3,772   0.56%       $     2,644    0.41%
                                                    ======                    =====                     ======
    Leases..........................          678     6.90%              229   1.91%               118    0.83%
                                     ------------   ======       -----------  =====        -----------  ======
    Total managed portfolio......... $      4,425     0.62%      $     4,001   0.58%       $     2,762    0.42%
                                     ============   ======       =========== ======        ===========  ======

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $2.4 million ($1.3 million from charge-offs through the provision for loan losses and $1.1 million for write downs of REO) and losses absorbed by loan securitization trusts were $2.0 million for the three months ended March 31, 2002. Losses recorded on our books were $2.2 million ($1.0 million from charge-offs through the provision for loan losses and $1.2 million for write downs of REO) and losses absorbed by loan securitization trusts were $1.8 million for the three months ended December 31, 2001. Losses recorded on our books were $0.9 million ($0.6 million from charge-offs through the provision for loan losses and $0.3 million for write downs of REO) and losses absorbed by loan securitization trusts were $1.9 million for the three months ended September 30, 2001. Losses recorded on our books include losses for loans we hold as available for sale or REO and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in millions):

                                                                  March 31,     December 31,    September 30,
                                                                    2002            2001           2001
                                                                  ---------     ------------    ------------
Delinquencies held as available for sale (a)................       $  7.9         $  4.0          $  4.7
                                                                     12.2%           5.0%            6.2%

Available for sale loans and leases in non-accrual status (b)      $  8.8         $  5.1          $  6.7
                                                                     13.5%           7.6%            8.8%

Allowance for losses on available for sale loans and leases        $  3.3         $  2.9          $  3.4
                                                                      5.1%           3.6%            4.2%

Real estate owned on balance sheet..........................       $  4.3         $  2.6          $  3.2

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

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total managed portfolio were $173.4 million at March 31, 2002 compared to $173.2 million at December 31, 2001 and $146.8 million at September 30, 2001. Total delinquencies as a percentage of the total managed portfolio were 5.91% at March 31, 2002 compared to 6.08% at December 31, 2001 and 5.42% at September 30, 2001 on a total managed portfolio of $2.9 billion at March 31, 2002, $2.8 billion at December 31, 2001 and $2.7 billion at September 30, 2001. The increase in delinquencies and delinquency percentages was mainly due to the impact on our borrowers of continued uncertain economic conditions and the seasoning of the managed portfolio. As the managed portfolio continues to season we expect the delinquency rate to continue to increase. Delinquent loans and leases held as available for sale on our balance sheet increased primarily due to repurchases of loans from our mortgage securitization trusts.

         Real estate owned. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $37.4 million, or 1.28% of the total managed portfolio at March 31, 2002 compared to $35.8 million, or 1.26%, and $30.1 million, or 1.11%, respectively, at December 31, 2001 and September 30, 2001. The $1.6 million increase in the volume of REO from the prior quarter was mainly due to the seasoning of the managed portfolio together with a concerted effort by management to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. We continue to add additional personnel to this process. The acceleration of the foreclosure process has caused a substantial increase in the balance of properties classified as REO. We are now implementing processes to decrease the cycle time in the disposition of REO properties. These actions have resulted in the leveling of the growth of the REO balance as a percentage of the managed portfolio. However, as our portfolio seasons we expect the REO balance to continue to increase. REO held by us on our balance sheet increased primarily due to repurchases of foreclosed loans from our mortgage securitization trusts.

         Loss experience. During the third quarter of fiscal 2002, we experienced net loan and lease charge-offs in our total managed portfolio of $4.4 million. On an annualized basis, net loan and lease charge-offs for the third quarter of fiscal 2002 represent 0.62% of the total managed portfolio, an increase from 0.58% for the quarter ended December 31, 2001 and 0.42% for the quarter ended September 30, 2001. On an annualized basis, during the first nine months of fiscal 2002, net loan and lease charge-offs were 0.54% of the total managed portfolio compared to 0.47% in the first nine months of fiscal 2001. Loss severity experienced on delinquent loans generally has ranged from 10% to 15% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. The credit loss assumptions in our mortgage loan securitizations are monitored against actual loss experience and adjusted for future loss expectations if warranted. See "-- Securitizations" for more detail on credit loss assumptions compared to actual loss experience.

INTEREST RATE RISK MANAGEMENT

     A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in interest rate swap yields, U.S. Treasury yields, LIBOR yields and the interest rate spread between the effective rate of interest received on loans available for sale or securitized (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through interest rate to investors for interests issued in connection with securitizations. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and maintain our profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans available for sale, interest-only strips, servicing rights and subordinated debt). We would address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible.

     A component of our interest rate risk exposure relates to changes in the fair value of certain interest-only strips due to changes in LIBOR rates. The structure of certain securitization trusts include a floating rate certificate tranche, which pay interest based on LIBOR plus an interest rate spread. Floating rate tranches in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificateholders.

     A rising rate environment could unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor interest rate spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing interest rate spreads on our securitized loans, which would reduce our cash flows. See "--Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

         Interest Rate Sensitivity. The following table provides information about financial instruments that are sensitive to changes in interest rates. For interest-only strips and servicing rights, the table presents projected principal cash flows utilizing assumptions including prepayment and credit loss rates. See "-- Securitizations" for more information on these assumptions. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates (dollars in thousands):

                                                                    Amount Maturing After March 31, 2002
                                             -----------------------------------------------------------------------------------
                                              Months     Months     Months      Months     Months      There-             Fair
                                             1 to 12    13 to 24   25 to 36    37 to 48   49 to 60     after     Total    Value
                                             -------    --------   --------    --------   --------    --------  -------  -------
Rate Sensitive Assets:
Loans and leases available for sale (a).... $  59,780  $     88   $    100     $    113   $    128    $  7,337  $ 67,547 $ 67,992
Interest-only strips.......................    82,212   112,093    101,977       89,369     73,100     258,132   716,883  490,147
Servicing rights...........................    39,378    31,775     24,989       19,549     15,314      49,763   180,768  118,194
Investments held to maturity...............        83        91        105          131        173         343       926      964

Rate Sensitive Liabilities:
Fixed interest rate borrowings............. $ 364,122  $161,051   $ 58,506      $19,200   $  9,888    $ 27,969  $640,736 $639,634
Average interest rate......................    10.82%    11.01%     11.52%       11.69%     12.91%      11.35%    11.04%
Variable interest rate borrowings.......... $  38,123  $    333   $    328      $ 1,986   $     35    $    318  $ 41,123 $ 41,123
Average interest rate......................     3.96%     3.76%      3.76%        3.76%      3.76%       3.76%     3.95%

(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than three months prior to securitization.

     Loans Available for Sale. Gain on sale of loans may be unfavorably impacted to the extent fixed rate available for sale mortgage loans are held prior to securitization. A significant variable affecting the gain on sale of loans in a securitization is the interest rate spread between the average coupon interest rate on fixed rate loans, and the weighted average pass-through interest rate to investors for interests issued in connection with the securitization. Although the average loan coupon interest rate is fixed at the time the loan is originated, the pass-through interest rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. If market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average coupon interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated, which could have a material adverse effect on our results of operations and financial condition. We estimate that each 0.1% reduction in the interest rate spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.25%. See "--Strategies for use of Derivative Financial Instruments" for further detail of our interest rate risk management for available for sale loans.

     Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in rates paid on the floating rate certificates. At March 31, 2002, $220.6 million of debt issued by loan securitization trusts was floating rate debt based on LIBOR, representing 7.4% of total debt issued by mortgage loan securitization trusts. In accordance with accounting principles generally accepted in the United States, the changes in fair value are recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of March 31, 2002, the interest rate sensitivity for $107.2 million of floating rate debt issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "--Strategies for use of Derivative Financial Instruments" for further detail.

     A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. Currently, approximately 90-95% of business loans and 85-90% of home equity loans in the total managed portfolio are subject to prepayment fees. However, higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights is periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. See "--Securitizations" for further information regarding these assumptions and the impact of prepayments during this period.

         Subordinated Debt. We also experience interest rate risk to the extent that as of March 31, 2002 approximately $276.6 million of our liabilities were comprised of fixed rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the rates paid on replacement debt could exceed rates currently paid thereby increasing interest expense and reducing net income.

Strategies for use of Derivative Financial Instruments

         From time to time derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest rates between the date loans are originated and the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days. Derivative financial instruments we use for hedging changes in fair value due to interest rate changes may include interest rate swaps, futures and forward contracts. The nature and quality of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans or our residual interests in mortgage loans in our mortgage conduit facility, which we would expect to be included in a permanent securitization at a future date. The mortgage loans and mortgage loans underlying residual interests in mortgage pools consist of essentially similar pools of fixed rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above Eurodollars or interest rate swap yield curves with a three-year maturity. We may hedge potential rate changes in Eurodollars and interest rate swap yield curves with derivative contracts of similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The fair value of derivative financial instruments are based on quoted market prices. The fair value of the items hedged are based on current pricing of these assets in a securitization. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item no longer would be recognized as an adjustment to income.

         We recorded cash losses on the fair value of derivative financial instruments of $4.9 million during the nine months ended March 31, 2002, and $4.3 million during the nine months March 31, 2001 which were offset by securitization gains during the periods. Any ineffectiveness related to hedging transactions during the periods was immaterial. There were no open derivative contracts accounted for as hedges or unrealized gains or losses from derivative contracts accounted for as hedges at March 31, 2002.

         We do not enter into derivative financial instrument contracts for trading purposes. However, we have entered into a derivative financial instrument contract which we have not designated as an accounting hedge. This contract was designed to reduce our exposure to changes in the fair value of certain interest-only strips due to changes in LIBOR rates. The structure of certain securitization trusts include a floating rate tranche based on LIBOR plus an interest rate spread. Floating rate tranches in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificateholders. In order to manage this exposure we have entered into an interest rate swap agreement to lock in a fixed rate on our third quarter fiscal 2002 securitization's variable rate tranche. The swap agreement requires a net cash settlement on a monthly basis of the difference between the fixed rate on the swap and the floating rate paid on the bonds. The fair value of this swap agreement is based on estimated market values for the sale of the contract provided by a third party. As of March 31, 2002 the change in the fair value of this derivative financial instrument was $0.5 million and was recognized as income during the quarter. The net unrealized gain of $0.5 million is included in trading assets, which are reported in other assets. Our interest-only strips are held as available for sale securities and therefore changes in the fair value of the interest-only strip is recorded as a component of equity unless the fair value of the interest-only strip falls below its cost basis, which would require a write-down through current period income.

Terms of the interest rate swap agreement at March 31, 2002 were as follows (dollars in thousands):

                      Notional amount ................... $ 107,200
                      Rate received - Floating (a) ......      2.09%
                      Rate paid - Fixed .................      2.89%
                      Maturity in years .................       2.0
                      Unrealized gain ................... $     529
                      Sensitivity to 0.1% change in
                       interest rates ................... $     106

(a) Rate represents the spot rate paid on the securitized floating rate tranche at the end of the period.

         Derivative transactions are measured in terms of a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but, is only used as a basis to determine fair value, which is recorded on the balance sheet, and to determine interest and other payments between the counterparties. Our exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. We attempt to manage this exposure by limiting our derivative financial instruments to those traded on major exchanges and our counterparties are major financial institutions.

         In the future, we may expand the types of derivative financial instruments we use to hedge interest rate risk to include other types of derivative contracts. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. Hedging involves transaction and other costs, which could increase as the period covered by the hedging protection increases. Although it is expected that such costs would be offset by income realized from securitizations in that period or in future periods, we may be prevented from effectively hedging fixed rate loans held for sale without reducing income in current or future periods. In addition, while Eurodollar rates, interest rate swap yield curves and the pass-through interest rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions (e.g. the so-called Russian Crisis in the later part of 1998).

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash needs. We have used a substantial portion of our funding sources to build our managed portfolio and investments in securitization residual assets with the expectation that they will generate sufficient cash flows in the future to cover our operating requirements, including repayment of maturing subordinated debt. Our cash needs change as the managed portfolio grows, as our interest-only strips grow and release more cash, as subordinated debt matures, as operating expenses change and revenues increase. Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our cash requirements include funding loan originations and capital expenditures, repaying existing subordinated debt, paying interest expense and operating expenses, and in connection with our securitizations, funding overcollateralization requirements and servicer obligations. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated.)

         The following discussion of liquidity and capital resources should be read in conjunction with the discussion of our Critical Accounting Policies.

         When loans are sold through a securitization, we retain the rights to service the loans. As the servicer of securitized loans we are obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in the trusts' collection accounts, then from our operating cash if there are insufficient funds in the trusts' accounts. These advances, including those made from the trusts' collection accounts, which require reimbursement from us, require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on balance sheet. However, these advances have priority of repayment from the succeeding month's mortgage loan payments.

         While we are under no obligation to do so, at times we elect to repurchase delinquent loans from the securitization trusts, some of which may be in foreclosure. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. Under the terms of the securitization agreements, repurchases are permitted only for delinquent loans and the purchase prices are at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. Allowance for loan losses for these repurchased loans are included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 125 or SFAS No. 140 or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited. See "-- Results of Operations -- Summary of Loan Repurchases from Mortgage Securitization Trusts" for further detail of our repurchase activity.

         Cash flow from operations, the issuance of subordinated debt, and lines of credit fund our operating cash needs. Loan originations are funded through borrowings against warehouse credit facilities and sales into an off-balance sheet facility. Each funding source is described in more detail below.

         Cash Flow From Operations. One of our corporate goals is to achieve positive cash flow from operations. To achieve this goal we expect to:

         o Continue to grow a portfolio of mortgage loans which will generate income and cash flows through our servicing activities and the residual interests we hold in the securitized loans;
         o Build on our disciplined approaches to underwriting loans, servicing and collecting loans and managing credit risks;
         o Continue to develop cost efficiencies in our loan origination and loan servicing processes;
         o Continue to invest in technology to support our loan production channels and our servicing practices; and,
         o    Focus on overall expense management.

         Although we expect negative cash flow from operations to continue in the foreseeable future, we expect that our historical levels of negative cash flow from operations will decline and then become positive. Even though our operations have expanded during fiscal 2002, negative cash flow from operations decreased $39.2 million, or 65.1%, for the nine months ended March 31, 2002 from the prior year period. Cash flow from operations for the three months ended March 31, 2002 was positive $15.1 million. This positive cash flow from operations occurred mainly because we securitized more loans than we originated during the quarter and is not expected to continue in the near term as a trend. We do however, expect our negative cash flow to continue to decline.

         Our decline in negative cash flow from operations over the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, has been achieved through a combination of efforts. Our focus has included controlling expenses and realizing efficiencies from our investments in systems and technology (most significantly in our loan origination areas), increasing cash flows from our interest-only strips and servicing rights and the negotiation of more favorable execution for our securitizations allowing us to maximize the amount of cash we receive at the closing of our securitizations. If these trends continue as we expect, our current level of negative cash flows will continue to decline and then become positive. There can be no assurances that our projections regarding declining negative cash flow or positive cash flow from operations will ultimately be achieved.

         As was previously discussed, during the nine months ended March 31, 2002, our actual prepayment experience on our managed portfolio was generally higher than our average historical levels for prepayments. Prepayments result in decreases in the size of our managed portfolio and decreases in the expected future cash flows to us from our interest-only strips and servicing rights. However, due to the favorable interest rate spreads and favorable overcollateralization requirements received on our more recent securitizations, resulting in an increase in projected cash flows from interest-only strips and servicing rights, we do not believe our recent increase in prepayment experience will have a significant impact on our expected cash flows from retained interests in securitizations.

         Credit Facilities. Borrowings against warehouse credit facilities represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by the loans. These credit facilities provide the primary funding source for loan originations. The ultimate sale of the loans through securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. We also have a committed mortgage conduit facility, which enables us to sell our loans into an off-balance sheet facility. In addition, we have the availability of revolving credit facilities, which may be used to fund our operations. These credit facilities are generally extended for a one-year term before the renewal of the facility must be re-approved by the lender. We periodically review our expected future credit needs and negotiate credit commitments for those needs as well as excess capacity in order to allow us flexibility in the timing of the securitization of our loans.

         The following is a description of the warehouse and operating line of credit and mortgage conduit facilities which are available to us.

                                                                                                             Amount
                                                                                             Amount       Utilized Off-
                                                                               Amount     Utilized On-       Balance
                                                                             Committed    Balance Sheet       Sheet
                                                                             ---------    -------------   -------------
                                                                                          (in thousands)
Revolving credit facilities:
   Mortgage conduit facility, expiring July 2002 (a)...................       $ 300,000       $     Na       $ 58,531
   Warehouse revolving line of credit, expiring November 2002 (b)......         200,000             --             Na
   Warehouse revolving line of credit, expiring March 2003 (c) ........         100,000             --             Na
   Warehouse and operating revolving line of credit, expiring
     December 2002 (d).................................................          50,000         34,612             Na
   Warehouse revolving line of credit, expiring May 2002 (e)...........          25,000          2,439             Na
   Operating revolving line of credit, expiring January 2003 (f).......           1,200          1,073             Na
                                                                              ---------       --------       --------
Total revolving credit facilities......................................         676,200         38,124         58,531
Other facilities:
   Commercial paper conduit for lease production, maturity
     matches underlying leases (g).....................................           3,308          2,999            309
                                                                              ---------       --------       --------
Total credit facilities................................................       $ 679,508       $ 41,123       $ 58,840
                                                                              =========       ========       ========

Na - not applicable for facility

(a) $300.0 million mortgage conduit facility. The facility provides for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "--Critical Accounting Policies" for further discussion of the off-balance sheet features of this facility.

(b) $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. The interest rate on the facility is based on LIBOR plus a margin. Advances under this facility are collateralized by pledged loans.

(c) $100.0 million warehouse line of credit with Triple-A One Funding Corp., an affiliate of MBIA Insurance Corporation. This facility was renewed in March 2002 and, based upon our review of our credit needs, the credit limit was reduced from $200.0 million. Interest rates on this facility are based on commercial paper rates plus a margin. Advances under this facility are collateralized by pledged loans.

(d) $50.0 million warehouse and operating credit facility with Chase Manhattan Bank. Interest rates on the advances under this facility are based upon LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans, REO, and advances to securitization trusts. Advances on this line for general operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trusts 1997-2 and 1998-3.

(e) $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans. We are currently negotiating a new credit facility with Residential Funding Corporation. No assurances can be given that this new credit facility will be extended, or if extended, will be on the same terms as described above.

(f) We established a $1.2 million revolving line of credit facility from Firstrust Savings Bank. The obligations under this facility are collateralized by the cash flows from our investment in the ABFS 99-A lease securitization trust. The interest rate on the advances from this facility is LIBOR plus a margin.

(g) The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases.

     The warehouse credit agreements require that we maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits, which we must meet to enable us to continue to draw on that particular line of credit. At March 31, 2002, we were in compliance with the terms of all financial covenants. Some of our financial covenants have minimal flexibility and we cannot say with certainty that we will continue to comply with the terms of all debt covenants. If we did not comply with the debt covenants in one of our credit facilities, we can utilize excess capacity in our other credit facilities for loan funding, request a waiver from our lender or request a renegotiation of the terms of the agreement in order to allow us to continue to draw down on the facility. While there can be no assurance that a waiver or modification of terms would be granted us should one be requested, we did ask for and obtained a modification of certain financial covenants under our revolving credit facility with Residential Funding Corporation.

         Subordinated Debt Securities. The issuance of subordinated debt funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund the growth and to partially fund maturities of subordinated debt. In addition, at times we may elect to utilize proceeds from the issuance of subordinated debt to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During fiscal 2002, we sold $102.8 million in principal amount of subordinated debt securities, net of redemptions, with maturities of up to ten years with an average maturity of 21 months.

         We registered $325.0 million of subordinated debt under a registration statement, which was declared effective by the Securities and Exchange Commission on October 16, 2001. As of March 31, 2002, $174.4 million of this debt was available for future issuance.

         Maturities of our subordinated debt and related accrued interest payable on subordinated debt as of March 31, 2002 are as follows (in thousands):

                                                                     Accrued
                                                     Debt            Interest
                                                  ----------        ---------

Maturities in 1 year ...........................  $  364,122        $  26,306
Maturities in over 1 year to 5 years ...........     248,645           15,171
Maturities in over 5 years to 10 years .........      27,969            2,870
                                                  ----------        ---------
Total subordinated debt ........................  $  640,736        $  44,347
                                                  ==========        =========

         We intend to meet our obligation to repay such debt and interest as it matures with cash flow from operations, cash flows from interest-only strips and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations. Our cash balances are sufficient to cover approximately 36.1% of the $364.1 million of subordinated debt maturities due within one year. Cash balances were $131.6 million at March 31, 2002, up from $91.1 million at June 30, 2001.

         The current low interest rate environment has provided an opportunity to reduce the interest rates and extend the maturities offered on our subordinated debt. The weighted average rate of our subordinated debt issued in the month of March 2002 was 7.76% and 45.5% of that debt was for terms of 18 months or longer, compared to debt issued in June 2001 which had a weighted average rate of 9.52% and 49.6% with terms of 18 months or longer and debt issued in March 2001, which had a weighted average rate of 11.24% and only 40.0% was for terms of 18 months or longer.

         Sales into Special Purpose Entities and Off-Balance Sheet Facilities. We continue to significantly rely on access to the asset-backed securities market through securitizations to provide permanent funding of our loan production. Asset securitizations are one of the most common off-balance sheet arrangements to apply special purpose entities, such as securitization trusts, in their structures. The securitization trusts sell certificates to third party investors which generate cash proceeds for the repayment of borrowings under warehouse and credit facilities. The off-balance sheet trusts' activities are restricted to holding title to the loan collateral, issuing certificates to investors and acting as a passthrough for the distribution of the loan payments to the investors and us in accordance with the trust agreement. We also retain the right to service the loans. Residual cash from the loans after required principal and interest payments are made to the investors provide us with cash flows from our interest-only strips. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt and our operating cash needs.

         There are currently $2.8 billion of loans held as collateral in 21 separate off-balance sheet facilities which have $2.6 billion in investor certificates outstanding. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and are not required to make any additional investments in the trusts. See "-Securitizations- Summary of Selected Mortgage Loan Securitization Trust Information" for detail of the composition of each securitization trust.

Other Liquidity Considerations

         A failure to renew or obtain adequate funding under a warehouse credit facility, offerings of subordinated debt, or any substantial reduction in the size or pricing in the markets for loans, could have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail loan production activities or sell loans rather than securitize them, thereby having a material adverse effect on our results of operations and financial condition.

         A significant portion of our loan originations are non-conforming mortgages to subprime borrowers. Some participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization interest-only strips and servicing rights due to the effects of increased delinquencies, increased credit losses and increased prepayment rates. As a result, some competitors have exited the business or have recorded valuation allowances or write-downs for these conditions. Due to these circumstances, some participants experienced restricted access to capital required to fund loan originations and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans. Factors that have minimized the effect of adverse market conditions on our business include our ability to originate loans through established retail channels, focus on credit underwriting, assessment of prepayment fees on loans, diversification of lending in the home equity and business loan markets and the ability to raise capital through sales of subordinated debt securities pursuant to a registered public offering. Subject to economic, market and interest rate conditions, we intend to continue to transact additional securitizations for future loan originations. Any delay or impairment in our ability to securitize loans, as a result of market conditions or otherwise, could adversely affect our liquidity and results of operations.

A further decline in economic conditions, continued instability in financial markets or further acts of terrorism in the United States may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debt securities, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent the United States experiences an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to effectively hedge our loan portfolio against market interest rate changes which could cause our stock price to decline. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired.

Related Party Transactions

         We have a loan receivable from one of our officers, Anthony J. Santilli, for $0.6 million, which was an advance for the exercise of stock options to purchase 225,012 shares of the our common stock. The loan is due in September 2005 (earlier if the stock is disposed of). Interest at 6.46% is payable annually. The loan is secured by 225,012 shares of our common stock, and is shown as a reduction of stockholders' equity in our financial statements.

         On April 2, 2001, we awarded 2,500 shares of our common stock to Richard Kaufman, a director of the Company, as a result of services rendered in connection with our stock repurchases.

         Additionally, we have business relationships with other related parties through which we have purchased appraisal services and real estate advisory services. None of our related party transactions, individually or collectively, are material to our results of operations.

Property

         We lease our corporate headquarters facilities in Bala Cynwyd, Pennsylvania under a five-year operating lease expiring in July 2003 at a minimum annual rental of approximately $2.6 million. We lease additional space in Bala Cynwyd under a five-year lease expiring November 2004 at an annual rental of approximately $0.6 million. We also lease a facility in Roseland, New Jersey under an operating lease expiring July 2003 at an annual rental of $0.8 million. The corporate headquarters and Roseland leases have a renewal provision at an increased annual rental. In addition, branch offices are leased on a short-term basis in various cities throughout the United States. The leases for the branch offices are not material to operations.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against the Company's subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The plaintiff alleges that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. The plaintiff seeks restitution, compensatory and punitive damages and attorney's fees and costs, in unspecified amounts. The Company believes that its imposition of this fee is permissible under applicable law and intends to vigorously defend the case.

The Company's lending subsidiaries, including Home American Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending activities from time to time, including the purported class action entitled, Calvin Hale v. Home American Credit, Inc., d/b/a Upland Mortgage, described above. Due to the Company's current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of the Company's control, it is possible that the Company's estimated liability under these proceedings may change or that actual results will differ from its estimates.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

Exhibit

Number   Description of Agreement
------   ------------------------

10.1 Amendment No. 1 to the Indenture dated March 1, 2001 among Triple-A One Funding Corporation, ABFS Mortgage Loan Warehouse Trust 2001-1 and JPMorgan Chase Bank.

10.2 Amendment No. 2 to the Sale and Servicing Agreement dated as of March 1, 2001 by and among ABFS OSO Inc., a Delaware corporation, as Depositor, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware business trust, as the Trust, American Business Financial Services, Inc., a Delaware corporation, as Guarantor, American Business Credit, Inc., a Pennsylvania corporation, as Servicer, JPMorgan Chase Bank f/k/a The Chase Manhattan Bank, a New York banking corporation, as Indenture Trustee and as Collateral Agent and MBIA Insurance Corporation, a New York stock insurance company, as Note Insurer.

10.3 3/02 Amended and Restated Senior Secured Credit Agreement dated as of March 15, 2002 among: American Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank, as Agent and as a Lender.

10.4 $1.2 million Committed Line of Credit Note between American Business Financial Services, Inc. and Firstrust Savings Bank dated January 18, 2002.

Reports on form 8-K-None

                                   SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE:    May 15, 2002      BY:  Albert W. Mandia
         ------------          --------------------------
                               Albert W. Mandia
                               Executive Vice President and Chief Financial
                               Officer