Form 10-K
period 2002-07-01
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2002-09-20
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the fiscal year ended June 30, 2002

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

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [X]

         The aggregate market value of the 1,739,875 shares of common stock, $.001 par value per share, held by non-affiliates of the Registrant as of September 6, 2002 was $22.8 million.

         The number of shares outstanding of the Registrant's sole class of common stock as of September 6, 2002 was 2,854,369 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Proxy Statement for 2002 Annual Meeting of Stockholders

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

General

         American Business Financial Services, Inc. is a diversified financial services organization operating predominantly in the eastern and central portions of the United States. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Bala Cynwyd, Pennsylvania, a regional processing center in Roseland, New Jersey, and a network of retail branch offices. Through our principal direct and indirect subsidiaries, we originate, service and sell:

         o mortgage loans, which are secured by first and second mortgages on single-family residences and may not satisfy the eligibility requirements of Fannie Mae, Freddie Mac or similar buyers, which we refer to in this document as home equity loans; and
         o loans to businesses, secured by real estate and other business assets, which we refer to in this document as business purpose loans.

         We also process and purchase home equity loans through our Bank Alliance Program. Through this program, we purchase home equity loans from other financial institutions that meet our underwriting criteria but do not meet the underwriting guidelines of the selling institution for loans it holds in its portfolio. The loans are originated by the selling institution and subsequently sold to us. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization. See "-- Home Equity Loans."

         Our loan customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. See "-- Lending Activities."

         The ongoing securitization of our loans is a central part of our current business strategy. We securitize business and home equity loans originated by our subsidiaries pursuant to our existing securitization program. A securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case, loans, to a trust in exchange for certificates, notes or other securities issued by the trust and representing an undivided interest in the trust assets. The transfer to the trust involves a sale and pledge of the financial assets, as well as providing representations and warranties regarding these transferred assets, depending on the particular transaction. Next, the trust sells a portion of the certificates, notes or other securities to investors for cash. Often the originator of the loans retains the servicing rights, which is the right to service the loans for a fee. The originator may also retain an interest in the cash flows generated by the securitized loans which is subordinate to the interest represented by the notes or certificates sold to investors. This interest in the cash flows generated by the securitized loans is called an interest-only strip. See "-- Securitizations" and "-- Loan Servicing" for further detail.

         In addition to other sources, we fund our operations with subordinated debt that we offer from our principal office located in Bala Cynwyd, Pennsylvania and a branch office located in Arizona. We offer this debt without the assistance of an underwriter or dealer. At June 30, 2002, we had $655.7 million in subordinated debt outstanding. This debt had a weighted-average interest rate of 9.82% and a weighted average maturity of 17 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         We were incorporated in Delaware in 1985 and began operations as a finance company in 1988, initially offering business purpose loans to customers whose borrowing needs we believed were not being adequately serviced by commercial banks. Since our inception, we have significantly expanded our product line and geographic scope and currently have licenses, or are in the process of becoming licensed, to offer our home equity loan products in 44 states.

         Our principal corporate office in Delaware is located at 103 Springer Building, 3411 Silverside Road, Wilmington, Delaware 19810. The telephone number at that address is (302) 478-6160. Our principal operating office is located at BalaPointe Office Centre, 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania 19004. The telephone number at our principal operating office is (610) 668-2440. We maintain a site on the World Wide Web at www.abfsonline.com as well as web sites for most of our primary subsidiary companies.

         We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. You can also access these reports and other filings electronically on the SEC's web site, www.sec.gov.

         We also make these reports and other filings available free of charge on our web site, www.abfsonline.com, as soon as reasonably practicable after filing with the SEC. We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

                           Stephen M. Giroux, Esquire
                   American Business Financial Services, Inc.
                            BalaPointe Office Centre
                           111 Presidential Boulevard
                              Bala Cynwyd, PA 19004
                                 (610) 668-2440

         The information on the web sites listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. These web sites are and are only intended to be inactive textual references.

Subsidiaries

         As a holding company, our activities have been limited to:

         (1) holding the shares of our subsidiaries, and

         (2) raising capital for use in the subsidiaries' lending and loan servicing operations.

         We are the parent holding company of American Business Credit, Inc. and its primary subsidiaries, HomeAmerican Credit, Inc. (doing business as Upland Mortgage), American Business Mortgage Services, Inc., Processing Service Center, Inc., and Tiger Relocation Company.

         American Business Credit, Inc., a Pennsylvania corporation incorporated in 1988 and acquired by us in 1993, originates, services and sells business purpose loans and services home equity loans.

         HomeAmerican Credit, a Pennsylvania corporation incorporated in 1991, originates and sells home equity loans. HomeAmerican Credit acquired Upland Mortgage Corp. in 1996 and since that time has conducted business as "Upland Mortgage." HomeAmerican Credit also purchases home equity loans through the Bank Alliance Program.

         In January 2001, we completed a corporate reorganization, which included the renaming of our home equity loan subsidiary, New Jersey Mortgage and Investment Corp. (a New Jersey corporation organized in 1938 and acquired by us in October 1997) to American Business Mortgage Services, Inc. The new name better reflects our subsidiary's national presence. American Business Mortgage Services, Inc., is currently engaged in the origination and sale of home equity loans.

         Processing Service Center, Inc., a subsidiary of American Business Credit, Inc., administers the Bank Alliance Program. American Business Mortgage Services, Inc., through one of its divisions, is also involved in the administration of the Bank Alliance Program. Under the Bank Alliance Program, we enter into business arrangements with financial institutions which provide for the purchase of home equity loans through our lending subsidiaries that meet our underwriting criteria but do not meet the guidelines of the selling institution for loans to be held in its portfolio. We anticipate that the current responsibilities of Processing Service Center, Inc. under the Bank Alliance Program will be transferred to one of our lending subsidiaries at some point in the future.

         Tiger Relocation Company, formerly ABC Holdings Corporation, a Pennsylvania corporation, was incorporated in 1992 to hold, maintain and sell properties acquired through foreclosure or deeds-in-lieu of foreclosure.

         We also have numerous special purpose subsidiaries that were incorporated solely to facilitate our securitizations and off-balance sheet mortgage conduit facilities. Some of those companies are Delaware investment holding companies. None of these corporations engage in any business activity other than holding the subordinated certificate, if any, and the interest-only strips created in connection with completed securitizations. See "-- Securitizations." We also have several additional subsidiaries that are inactive or not significant to our operations.

         The following chart sets forth our basic organizational structure and our primary subsidiaries.(a)

                                  ----------------------------------------
                                        AMERICAN BUSINESS FINANCIAL
                                              SERVICES, INC.
                                  ----------------------------------------
                                             Holding Company
                                    Issues subordinated debt securities

                                  ----------------------------------------
                                                   |
                                  ----------------------------------------
                                       AMERICAN BUSINESS CREDIT, INC.

                                  ----------------------------------------
                                  Originates and services business purpose
                                     loans and services home equity loans
                                  ----------------------------------------
                                                   |
--------------------------------------------------------------------------------------------------------
           |                        |                            |                          |
---------------------     ---------------------        ---------------------       ---------------------
       AMERICAN                PROCESSING                  HOMEAMERICAN              TIGER RELOCATION
       BUSINESS              SERVICE CENTER,               CREDIT, INC.                  COMPANY
       MORTGAGE                   INC.                        D/B/A
    SERVICES, INC.                                            UPLAND
                                                             MORTGAGE

---------------------     ---------------------        ---------------------       ---------------------
Originates, purchases        Processes Bank            Originates, purchases       Holds foreclosed real
  and services home         Alliance Program             and services home                 estate
   equity loans(b)          home equity loans             equity loans(b)


---------------------     ---------------------        ---------------------       ---------------------

---------------------
(a) In addition to the corporations pictured in this chart, we organized at least one special purpose corporation for each securitization and have several other subsidiaries that are inactive or not significant to our operations.

(b)   Includes loans acquired through the Bank Alliance Program.

Lending Activities

         General. The following table sets forth information concerning our loan origination, purchase and sale activities for the periods indicated. Leases and conventional first mortgages originated in the year ended June 30, 2000 have been excluded because we no longer originate these types of loans or leases.

                                                                 Year Ended June 30,
                                                     ---------------------------------------
                                                       2002          2001           2000
                                                      ------        ------         ------
                                                               (dollars in thousands)
Loans Originated/Purchased
   Business purpose loans........................... $   133,352   $   120,537   $   106,187
   Home equity loans................................ $ 1,246,505   $ 1,096,440   $   949,014

Number of Loans Originated/Purchased
   Business purpose loans...........................       1,372         1,318         1,198
   Home equity loans................................      14,015        13,443        13,544

Average Loan Size
   Business purpose loans........................... $        97   $        91   $        89
   Home equity loans................................ $        89   $        82   $        70

Weighted-Average Interest Rate on Loans
  Originated/Purchased
   Business purpose loans...........................      15.75%        15.99%        15.99%
   Home equity loans................................      10.91%        11.46%        11.28%
   Combined.........................................      11.38%        11.91%        11.64%

Weighted-Average Term (in months)
   Business purpose loans...........................         161           163           171
   Home equity loans................................         260           259           259

Loans Securitized or Sold
   Business purpose loans........................... $   129,074   $   109,892   $   104,503
   Home equity loans................................ $ 1,279,740   $ 1,068,507   $   990,606

Number of Loans Securitized or Sold
   Business purpose loans...........................       1,331         1,208         1,163
   Home equity loans................................      14,379        13,031        13,190

         The following table sets forth information regarding the average loan-to-value ratios for loans we originated during the periods indicated.

                                                      Year Ended June 30,
                                       ---------------------------------------------------
Loan Type                                   2002            2001              2000
                                       --------------- --------------- ------------------
Business purpose loans..............       62.6%           62.2%              60.9%
Home equity loans...................       77.8            78.4               78.9



         The following table shows the geographic distribution of our loan originations and purchases during the periods indicated.

                                               Year Ended June 30,
                      ---------------------------------------------------------------------
                          2002         %         2001         %           2000         %
                         ------       ---       ------       ---         ------       ---
                                             (dollars in thousands)
New York............  $  341,205     24.73%   $  337,218     27.71%    $  298,813    27.22%
New Jersey..........     159,117     11.53       161,087     13.24        182,969    16.67
Pennsylvania........     103,865      7.53       102,789      8.45        129,900    11.83
Massachusetts.......     101,383      7.35        75,958      6.24         26,776     2.44
Florida.............      97,686      7.08        89,169      7.33         86,365     7.87
Michigan............      89,224      6.47        40,477      3.33         12,939     1.18
Illinois............      73,152      5.30        51,904      4.26         42,179     3.84
Ohio................      65,884      4.77        66,877      5.50         41,979     3.82
Georgia.............      49,956      3.62        42,857      3.52         39,684     3.61
North Carolina......      38,060      2.76        34,065      2.80         23,055     2.10
Virginia............      33,169      2.40        33,739      2.77         27,147     2.47
Connecticut.........      30,461      2.21        18,741      1.54         18,479     1.68
Indiana.............      27,833      2.02        21,489      1.77          7,088     0.65
Other(a)............     168,862     12.23       140,607     11.54        160,435    14.62
                      ----------    ------    ----------    ------     ----------   ------
   Total............  $1,379,857    100.00%   $1,216,977    100.00%    $1,097,808   100.00%
                      ==========    ======    ==========    ======     ==========   ======

(a) No individual state constitutes more than 2% of total loan originations for fiscal 2002.

         Customers. Our loan customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. These institutions have historically provided loans only to individuals with the most favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit histories and/or unverifiable income. Our experience has indicated that these borrowers are attracted to our loan products as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan requests. Historically, our customers have been willing to pay our origination fees and interest rates even though they are generally higher than those charged by traditional lending sources.

         Business Purpose Loans. Through our subsidiary, American Business Credit, we originate business purpose loans predominately in the eastern and central portions of the United States through a network of salespeople and through our business loan web site, which was launched in fiscal 2000. We focus our marketing efforts on small businesses that do not meet all of the credit criteria of commercial banks and small businesses that our research indicates may be predisposed to using our products and services.

         We originate business purpose loans to corporations, partnerships, sole proprietors and other business entities, or to individuals, for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition, tax payments and debt-consolidation. We do not target any particular industries or trade groups and, in fact, take precautions against concentration of loans in any one industry group. All business purpose loans generally are collateralized by a first or second mortgage lien on a principal residence of the borrower or a guarantor of the borrower or some other parcel of real property, such as office and apartment buildings and mixed use buildings, owned by the borrower, a principal of the borrower, or a guarantor of the borrower. In most cases, these loans are further collateralized by personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets. Business purpose loans are generally securitized subsequent to their origination.

         Our business purpose loans generally range from $15,000 to $500,000 and had an average loan size of approximately $97,000 for the loans originated during fiscal 2002. Generally, our business purpose loans are made at fixed interest rates and for terms ranging from five to fifteen years. We generally charge origination fees for these loans of 4.75% to 5.75% of the original principal balance. The weighted-average interest rate charged on the business purpose loans originated by us was 15.75% for fiscal 2002. Business purpose loans we originated during fiscal 2002 have a loan-to-value-ratio, based solely upon the real estate collateral securing the loans, of 62.6%. We originated $133.4 million of business purpose loans during fiscal 2002.

         Generally, we compute interest due on our outstanding business purpose loans using the simple interest method. We generally impose a prepayment fee. Although prepayment fees imposed vary based upon applicable state law, the prepayment fees on our business purpose loans can be a significant portion of the outstanding loan balance. Whether a prepayment fee is imposed and the amount of such fee, if any, is negotiated between the individual borrower and American Business Credit prior to closing of the loan. We may waive the collection of a prepayment fee, if any, in the event the borrower refinances a business loan with us.

         Home Equity Loans. We originate home equity loans through Upland Mortgage and American Business Mortgage Services, Inc. We also process and purchase loans through the Bank Alliance Program. We originate home equity loans primarily to credit-impaired borrowers through various channels of retail marketing which include direct mail and our subsidiaries' interactive web sites, and have included radio and television advertisements. We entered the home equity loan market in 1991. Currently, we are licensed or otherwise qualified to originate home equity loans in 44 states and originate home equity loans predominantly in the eastern and central portions of the United States. Home equity loans originated and funded by our subsidiaries are generally securitized. In addition, we may sell home equity loans to one of several third parties, at a premium and with servicing released.

         Home equity loan applications are obtained from potential borrowers over the phone, in writing, in person or through our Internet web site. The loan request is then evaluated for possible loan approval. The loan processing staff generally provides its home equity applicants who qualify for loans with a conditional loan approval within 24 hours and closes its home equity loans within approximately ten to fifteen days of obtaining a conditional loan approval.

         Home equity loans generally range from $10,000 to $250,000 and had an average loan size of approximately $89,000 for the loans originated during fiscal 2002. During the fiscal year ended June 30, 2002, we originated $1.2 billion of home equity loans. Home equity loans are generally made at fixed rates of interest and for terms ranging from five to thirty years, generally, with average origination fees of approximately 1.5% of the aggregate loan amount. During fiscal 2002, the weighted-average interest rate received on such loans was 10.91%. The average loan-to-value ratio was 77.8% for the loans originated by us during fiscal 2002. We attempt to maintain our interest and other charges on home equity loans to be competitive with the lending rates of other non-conforming mortgage finance companies. Interest on home equity loans originated subsequent to January 2001 is generally computed based on the scheduled interest method. Prior to January 2001, most of the home equity loans we originated computed interest on the simple interest method. To the extent permitted by law, borrowers are given an option to choose between a loan without a prepayment fee at a higher interest rate, or a loan with a prepayment fee at a lower interest rate. We may waive the collection of a prepayment fee, if any, in the event the borrower refinances a home equity loan with us.

         We have exclusive business arrangements with several financial institutions which provide for our purchase of home equity loans that meet our underwriting criteria, but do not meet the guidelines of the selling institution for loans to be held in its portfolio. This program is called the Bank Alliance Program. The Bank Alliance Program is designed to provide an additional source of home equity loans. This program targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines for loans held in their portfolio have generally provided mortgage financing only to the most credit-worthy borrowers. This program allows these financial institutions to originate loans to credit-impaired borrowers in order to achieve community reinvestment goals and to generate fee income and subsequently sell such loans to one of our subsidiaries. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization.

         Since the introduction of this program, we have entered into agreements with approximately 39 financial institutions to provide us with the opportunity to process and purchase loans generated by the branch networks of such institutions which consist of over 1,800 branches located in various states throughout the country. During fiscal 2002, our subsidiaries purchased approximately $145.9 million of loans pursuant to this program. We intend to continue to expand the Bank Alliance Program with financial institutions across the United States.

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

         Prepayment Fees. We currently charge prepayment fees on approximately 90-95% of our business purpose loans and approximately 85-90% of home equity loans originated. Home equity loans comprise approximately 90% of all loans we originate and the remaining 10% are business purpose loans. On home equity loans where the borrower has elected the prepayment fee option, the prepayment fee is generally a certain percentage of the outstanding principal balance of the loan. Our typical prepayment fee structure provides for a fee of 5% or less of the outstanding principal loan balance and will not extend beyond the first three years after a loan's origination. Prepayment fees on our existing home equity loans range from 1% to 5% of the outstanding principal balance and remain in effect for one to five years. The prepayment fee on business purpose loans is generally 8% to 12% of the outstanding principal balance, provided that no prepayment option is available until after the 24th scheduled payment is made and no prepayment fee is due after the 60th scheduled payment is made. From time to time, a different prepayment fee arrangement may be negotiated or we may waive prepayment fees for borrowers who refinance their loans with us.

         Our ability to offer a loan with a prepayment fee is sometimes impacted by state law, with respect to both home equity loans and business purpose loans. In the case of home equity loans which have a "balloon" payment feature, whenever possible, we use the Federal Alternative Mortgage Transactions Parity Act of 1982, referred to as the "Parity Act," to preempt state laws which limit or restrict prepayment fees. However, the Office of Thrift Supervision has recently proposed a rule which, if promulgated as proposed, would preclude us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws and regulations. We cannot predict whether or in what form this proposed rule will be adopted. We are currently evaluating the impact of the adoption of this rule on our lending activities and results of operations.

         In states which have overridden the Parity Act and in the case of some fully amortizing home equity loans, state laws may restrict prepayment fees either by the amount of the prepayment fee or the time period during which it can be imposed. Federal law restrictions in connection with certain high interest rate and fee loans may also preclude the imposition of prepayment fees on these loans. Similarly, in the case of business purpose loans, some states prohibit or limit prepayment fees when the loan is below a specific dollar threshold or is secured by residential property.

Marketing Strategy

         We concentrate our marketing efforts primarily on credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. See "Risk Factors -- Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio, which could result in a reduction in profitability and impair our ability to repay our subordinated debt." The managed portfolio includes loans on our balance sheet and loans we service for others.

         Our marketing efforts for business purpose loans focus on our niche market of selected small businesses located in our market area, which generally includes the eastern and central portion of the United States. We target businesses, which might qualify for loans from traditional lending sources, but would elect to use our products and services. Our experience has indicated that these borrowers are attracted to us as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan applications. Historically, such customers have been willing to pay our origination fees and interest rates, which are generally higher than those charged by traditional lending sources.

         We market business purpose loans through various forms of advertising, including large direct mail campaigns, our business loan web site and a direct sales force, and have in the past used newspaper and radio advertising. Our commissioned sales staff, which consists of full-time salespersons, is responsible for converting advertising leads into loan applications. We use a proprietary training program involving extensive and on-going training of our lending officers. Our sales staff uses significant person-to-person contact to convert advertising leads into loan applications and maintains contact with the borrower throughout the application process. See "-- Lending Activities -- Business Purpose Loans."

         We market home equity loans through direct mail campaigns and our interactive web sites, and have in the past used telemarketing, radio and television advertising. We believe that our targeted direct mail strategy delivers more leads at a lower cost than broadcast marketing channels. Our integrated approach to media advertising that utilizes a combination of direct mail and Internet advertising is intended to maximize the effect of our advertising campaigns. We also use a network of loan brokers along with the Bank Alliance Program as additional sources of loans.

         Our marketing efforts for home equity loans are focused on the eastern and central portions of the United States. In addition we utilize branch offices in various states to market our loans. Loan processing, underwriting, servicing and collection procedures are performed at our centralized operating office located in Bala Cynwyd, Pennsylvania and a regional processing center in Roseland, New Jersey. See "-- Lending Activities -- Home Equity Loans."

Loan Servicing

         We service the loans we hold as available for sale or that we securitize, in accordance with our established servicing procedures. Our servicing procedures include practices regarding processing of mortgage payments, processing of disbursements for tax and insurance payments, maintenance of mortgage loan records, performance of collection efforts, including disposition of delinquent loans, foreclosure activities and disposition of real estate owned and performance of investor accounting and reporting processes, which in general conform to the mortgage servicing practices of prudent mortgage lending institutions. At June 30, 2002, our total managed portfolio included approximately 38,000 loans with an aggregate outstanding balance of $3.0 billion. We generally receive contractual servicing fees for our servicing responsibilities for securitized loans. In addition, we receive other ancillary fees related to the loans serviced. Our servicing and collections activities are principally located at our operating office in Bala Cynwyd, Pennsylvania.

         In servicing loans, we send an invoice to borrowers on a monthly basis advising them of the required payment and its scheduled due date. We begin the collection process promptly after a borrower fails to make a scheduled monthly payment. When a loan becomes 45 to 60 days delinquent for a home equity loan or 90 days delinquent for a business purpose loan, it is transferred to a specialist in the collections department. The specialist tries to reinstate a delinquent loan, seek a payoff, or enter into a forbearance or other agreement with the borrower to avoid foreclosure. All proposed arrangements are evaluated on a case-by-case basis, based on, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If a loan becomes 61 or more days delinquent for a home equity loan or 91 or more days delinquent for a business purpose loan and a satisfactory arrangement with the borrower is not achieved or the borrower declares bankruptcy, our in-house attorneys and paralegals promptly address the matter. Legal action may be initiated earlier if we determine that the circumstances warrant such action.

         Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed-in-lieu of foreclosure, we record it at the lower of cost or estimated fair value, less estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are accounted for as expenses.

         Our ability to foreclose on some properties may be affected by state and federal environmental laws. The costs of investigation, remediation or removal of hazardous substances may be substantial and can easily exceed the value of the property. The presence of hazardous substances, or the failure to properly eliminate the substances from the property, can hurt the owner's ability to sell or rent the property and prevent the owner from using the property as collateral for another loan. Even parties who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of removal and remediation, whether or not the facility is owned or operated by the party who arranged for the disposal or treatment. See "Risk Factors -- Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could reduce our profitability and the funds available to repay our subordinated debt." The technical nature of some laws and regulations, such as the Truth in Lending Act, can also contribute to difficulties in foreclosing on real estate and other assets, as even immaterial errors can trigger foreclosure delays or other difficulties.

         As the servicer of securitized loans, we are obligated to advance funds for scheduled interest payments that have not been received from the borrower unless we determine that our advances will not be recoverable from subsequent collections of the related loan payments. See "-- Securitizations."

Underwriting Procedures and Practices

         Summarized below are some of the policies and practices which are followed in connection with the origination of business purpose loans and home equity loans. These policies and practices may be altered, amended and supplemented, from time to time, as conditions warrant. We reserve the right to make changes in our day-to-day practices and policies at any time.

         Our loan underwriting standards are applied to evaluate prospective borrowers' credit standing and repayment ability as well as the value and adequacy of the mortgaged property as collateral. Initially, the prospective borrower is required to provide pertinent credit information in order to complete a detailed loan application. As part of the description of the prospective borrower's financial condition, the borrower is required to provide information concerning assets, liabilities, income, credit, employment history and other demographic and personal information. If the application demonstrates the prospective borrower's ability to repay the debt as well as sufficient income and equity, loan processing personnel generally obtain and review an independent credit bureau report on the credit history of the borrower and verification of the borrower's income. Once all applicable employment, credit and property information is obtained, a determination is made as to whether sufficient unencumbered equity in the property exists and whether the prospective borrower has sufficient monthly income available to meet the prospective borrower's monthly obligations.

         The following table outlines the key parameters of the major credit grades of our current home equity loan underwriting guidelines. Home equity loans represent approximately 90% of the loans we originate.

--------------------------------------------------------------------------------------------------------
                                           "A" Credit Grade                   "B" Credit Grade
---------------------------------- ---------------------------------- ----------------------------------
General Repayment                  Has good credit but might have     Pays the majority of accounts on
                                   some minor delinquency.            time but has some 30 and/or 60
                                                                      day delinquency.



---------------------------------- ---------------------------------- ----------------------------------
Existing Mortgage Loans            Current at application time and    Current at application time and
                                   a maximum of two 30 day            a maximum of four 30 day
                                   delinquencies in the past 12       delinquencies in the past 12
                                   months.                            months.
---------------------------------- ---------------------------------- ----------------------------------
Non-Mortgage Credit                Major credit and installment       Major credit and installment
                                   debt should be current but may     debt can exhibit some minor 30
                                   exhibit some minor 30 day          and/or 60 day delinquency.
                                   delinquency.  Minor credit may     Minor credit may exhibit up to
                                   exhibit some minor delinquency.    90 day delinquency.
---------------------------------- ---------------------------------- ----------------------------------
Bankruptcy Filings                 Discharged more than 2 years       Discharged more than 2 years
                                   with reestablished credit.         with reestablished credit.

---------------------------------- ---------------------------------- ----------------------------------
Debt Service-to-Income             Generally not to exceed 50%.       Generally not to exceed 50%.
---------------------------------- ---------------------------------- ----------------------------------
Owner Occupied:                    Generally 80% to 90% for a 1-4     Generally 80% to 85% for a 1-4
Loan-to-value ratio                family dwelling residence;  80%    family dwelling residence; 80%
                                   for a condominium.                 for a condominium.
---------------------------------- ---------------------------------- ----------------------------------
Non-Owner Occupied:                Generally 80% for a 1-4 family     Generally 70% for a 1-4 family
Loan-to-value ratio                dwelling or condominium.           dwelling or condominium.
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                           "C" Credit Grade                  "D" Credit Grade
---------------------------------- ---------------------------------- ----------------------------------
General Repayment                  Marginal credit history which is   Designed to provide a
                                   offset by other positive           borrower with poor credit
                                   attributes.                        history an opportunity to
                                                                      correct past credit problems
                                                                      through lower monthly
                                                                      payments.
---------------------------------- ---------------------------------- ----------------------------------
Existing Mortgage Loans            Cannot exceed four 30 day          Must be paid in full from
                                   delinquencies and/or two 60 day    loan proceeds and no more
                                   delinquencies in the past 12       than 120 days delinquent.
                                   months.
---------------------------------- ---------------------------------- ----------------------------------
Non-Mortgage Credit                Major credit and installment       Major and minor credit
                                   debt can exhibit some minor 30     delinquency is acceptable,
                                   and/or 90 day delinquency.         but must demonstrate some
                                   Minor credit may exhibit more      payment regularity.
                                   serious delinquency.
---------------------------------- ---------------------------------- ----------------------------------
Bankruptcy Filings                 Discharged more than 1 year with   Discharged prior to closing
                                   reestablished credit.              or payoff of bankruptcy debts
                                                                      with proceeds.
---------------------------------- ---------------------------------- ----------------------------------
Debt Service-to-Income             Generally not to exceed 55%.       Generally not to exceed 55%.
---------------------------------- ---------------------------------- ----------------------------------
Owner Occupied:                    Generally 70% to 80% for a 1-4     Generally 60% to 65% for a
Loan-to-value ratio                family dwelling residence; 70%     1-4 family dwelling residence.
                                   for a condominium.
---------------------------------- ---------------------------------- ----------------------------------
Non-Owner Occupied:                Generally 60% for a 1-4 family     N/A
Loan-to-value ratio                dwelling or condominium.
--------------------------------------------------------------------------------------------------------

         Generally, business purpose loans are secured by residential real estate and at times commercial real estate. Loan amounts generally range from $15,000 to $500,000. The loan-to-value ratio (based solely on the appraised fair market value of the real estate collateral securing the loan) on the properties collateralizing the loans generally, have a maximum range of 50% to 75%. The actual maximum loan to value varies depending on a variety of factors including, the credit grade of the borrower, whether the collateral is a one to four family residence, a condominium or a commercial property and whether the property is owner occupied or non-owner occupied. The credit grade of a business purpose loan borrower will vary depending on the payment history of their existing mortgages, major lines of credit and minor lines of credit, allowing for delinquency but generally requiring major credit to be current at closing. The underwriting of the business purpose loan includes confirmation of income or cash flow through tax returns, bank statements and other forms of proof of income and business cash flow. Generally, we make loans to businesses whose bankruptcy was discharged at least two years prior to closing, but we make exceptions to allow for the bankruptcy to be discharged just prior to or at closing. In addition, we generally receive additional collateral in the form of, among other things, personal guarantees, pledges of securities, assignments of contract rights, assignments of life insurance and lease payments and liens on business equipment and other business assets, as available. The business purpose loans we originated during fiscal 2002 had an average loan-to-value ratio of 62.6% based solely on the real estate collateral securing the loan.

         Generally, the maximum acceptable loan-to-value ratio for home equity loans to be securitized is 100%. The home equity loans we originated during fiscal 2002 had an average loan-to-value ratio of 77.8%. From time to time, we may originate loans under our guidelines with loan-to-value ratios in excess of 100%, which may be sold with servicing released. It is our policy to obtain title insurance in connection with all loans.

         In determining whether the mortgaged property is adequate as collateral, we have an appraisal performed for each property considered for financing. The appraisal is completed by a licensed qualified appraiser on a Fannie Mae form and generally includes pictures of comparable properties and pictures of the property securing the loan.

         Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. As a result, we cannot assure that the market value of the real estate underlying the loans will at any time be equal to or in excess of the outstanding principal amount of those loans. Although we have expanded the geographic area in which we originate loans, a downturn in the economy generally or in a specific region of the country may have an effect on our originations. See "Risk Factors -- A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could reduce our profitability and limit our ability to repay our subordinated debt."

Loan Administration Procedures

         We employ a staff of experienced collectors and supervisors working in shifts to manage non-performing loans. In addition, a staff of in-house attorneys and paralegals work closely with the collections staff to optimize collection efforts. The primary goal of our labor-intensive collections program is to emphasize delinquency and loss prevention.

         In servicing loans we send an invoice to borrowers on a monthly basis advising them of the required payment and its scheduled due date. We begin the collection process promptly after a borrower fails to make a scheduled monthly payment. We believe we begin the collection process earlier than lenders who provide financing to conforming mortgage borrowers. When a loan becomes 45 to 60 days delinquent for a home equity loan or 90 days delinquent for a business purpose loan, it is transferred to a specialist in the collections department. The specialist tries to reinstate a delinquent loan, seek a payoff, or enter into a forbearance or other agreement with the borrower to avoid foreclosure. All proposed arrangements are evaluated on a case-by-case basis, based on, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If a loan becomes 61 or more days delinquent for a home equity loan or 91 or more days delinquent for a business purpose loan and a satisfactory arrangement with the borrower is not achieved or the borrower declares bankruptcy, our in-house attorneys and paralegals promptly address the matter. Due to this timing, the foreclosure process on most delinquent loans is commenced before the loan is 100 days past due.

         We believe we are among a small number of non-conforming mortgage lenders that have an in-house legal staff dedicated to the collection of delinquent loans and the handling of bankruptcy cases. As a result, we believe our delinquent loans are reviewed from a legal perspective earlier in the collection process than is the case with loans made by traditional lenders so that troublesome legal issues can be noted and, if possible, resolved earlier. Our in-house legal staff also attempts to find solutions for delinquent loans, other than foreclosure. Every loan is analyzed to compare the property value against the loan balance and solutions are presented to the borrower based on the results of that analysis, when appropriate.

         Most foreclosures are handled by outside counsel who are managed by our in-house legal staff to ensure that the time period for handling foreclosures meets or exceeds established industry standards. Frequent contact between in-house and outside counsel ensures that the process moves quickly and efficiently in an attempt to achieve a timely and economical resolution to contested matters.

Securitizations

         During fiscal 2002, we securitized $129.1 million of business purpose loans and $1.2 billion of home equity loans. During fiscal 2001, we securitized $109.9 million of business purpose loans and $992.2 million of home equity loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for additional information regarding our securitizations.

         Securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the sale of a pool of financial assets, in our case loans, to a trust in exchange for cash and a retained interest in the securitized loans which is called an interest-only strip. The trust issues multi-class securities which derive their cash flows from a pool of securitized loans. These securities, which are senior to our retained interest-only strips in the trust, are sold to public or private investors. We also retain servicing on securitized loans. See "-- Loan Servicing."

         As the holder of the interest-only strips received in a securitization, we are entitled to receive excess (or residual) cash flows. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to trust investors, servicing fees, trustee fees and, if applicable, surety fees. Surety fees are paid to an unrelated insurance entity to provide protection for the trust investors. These cash flows also include cash flows from overcollateralization. Overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over investor interests. Overcollateralization requirements are established to provide credit enhancement for the trust investors.

         We may be required either to repurchase or to replace loans which do not conform to the representations and warranties we made in the agreements entered into when the loans are sold through a securitization. As of June 30, 2002, we have been required to repurchase or replace only one such loan from the securitization trusts.

         When borrowers are delinquent in making scheduled payments on loans included in a securitization trust, we are obligated to advance interest payments with respect to such delinquent loans if we deem that advances will ultimately be recoverable. These advances can first be made out of funds available in the respective trust's collection account, then from our operating cash if there are insufficient funds in the trust's collection account. These advances, including those made from the trust's collection account, which if not recovered from the borrowers or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on balance sheet. However, these advances have priority of repayment from the succeeding month's mortgage loan payments.

         At times we elect to repurchase some delinquent loans from the securitization trusts, some of which may be in foreclosure. The purchase price of a delinquent loan is at the loan's outstanding contractual balance plus accrued and unpaid interest and unreimbursed servicing advances. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flows from securitization trusts. See "Risk Factors -- Our securitization agreements require us to retain some risk on loans that do not meet the requirements in these agreements or require us, as servicer, to advance interest payments for delinquent loans and allow us to repurchase a limited amount of delinquent loans, which could result in a reduction in profitability and reduce the funds we have available to repay our subordinated debt."

         Our securitizations can include a prefunding option where a portion of the cash received from investors is withheld until additional loans are transferred to the trust. The loans to be transferred to the trust to satisfy the prefund option must be substantially similar in terms of collateral, size, term, interest rate, geographic distribution and loan-to-value ratio as the loans initially transferred to the trust. To the extent we fail to originate a sufficient number of qualifying loans for the prefund account within the specified time period, our earnings during the quarter in which the funding was to occur would be reduced. We had no prefund obligations at June 30, 2002.

         The securitization of loans generated gains on sale of loans during fiscal 2002 of $185.6 million. Subject to market conditions, we anticipate that we will continue to securitize business purpose loans and home equity loans. We believe that a securitization program provides a number of benefits by allowing us to diversify our funding base, provide liquidity and lower our cost of funds.

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

         We have significant competition for home equity loans. Through Upland Mortgage and American Business Mortgage Services, Inc., we compete with banks, thrift institutions, mortgage bankers and other finance companies, which may have greater resources and name recognition. We attempt to mitigate these factors through a highly trained staff of professionals, rapid response to prospective borrowers' requests and by maintaining a relatively short average loan processing time. In addition, we implemented our Bank Alliance Program in order to generate additional loan volume. See "Risk Factors -- Competition from other lenders could adversely affect our profitability and our ability to repay our subordinated debt."

Regulation

         General. Our business is regulated by federal, state and, in certain cases, local laws. All home equity loans must meet the requirements of, among other statutes and regulations, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act of 1974, and their associated Regulations Z, X and B, respectively.

         Truth in Lending. The Truth in Lending Act and Regulation Z contain disclosure requirements designed to provide consumers with uniform, understandable information about the terms and conditions of loans and credit transactions so that consumers may compare credit terms. The Truth in Lending Act also guarantees consumers a three-day right to cancel certain transactions described in the act and imposes specific loan feature restrictions on some loans, including some of the same types of loans originated by us. If we were found not to be in compliance with the Truth in Lending Act, some aggrieved borrowers could, depending on the nature of the non-compliance, have the right to recover actual damages, statutory damages, penalties, rescind their loans and/or to demand, among other things, the return of finance charges and fees paid to us and third parties. Other fines and penalties can also be imposed under the Truth in Lending Act and Regulation Z.

         Equal Credit Opportunity and Other Laws. We are also required to comply with the Equal Credit Opportunity Act and Regulation B, which prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires lenders to advise applicants of the reasons for any credit denial. Equal Credit Opportunity Act violations can also result in fines, penalties and other remedies.

         In instances where the applicant is denied credit or the rate of interest for a loan increases as a result of information obtained from a consumer credit reporting agency, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency whose credit report was used in making such determinations. It also requires that lenders provide other information and disclosures about the loan application rejection. In addition, we are subject to the Fair Housing Act and regulations under the Fair Housing Act, which broadly prohibit discriminatory practices in connection with our home equity and other lending businesses.

         Pursuant to the Home Mortgage Disclosure Act and Regulation C, we are also required to report information on loan applicants and certain other borrowers to the Department of Housing and Urban Development, which is among several federal and state agencies which monitor compliance with fair lending laws.

         We are also subject to the Real Estate Settlement Procedures Act and Regulation X. This law and regulation, which is administered by the Department of Housing and Urban Development, imposes limits on the amount of funds a borrower can be required to deposit with us in any escrow account for the payment of taxes, insurance premiums or other charges; limits the fees which may be paid to third parties; and imposes various disclosure and other requirements.

         The Office of Thrift Supervision has recently proposed a rule which, if promulgated as proposed, would preclude us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws and regulations. We cannot predict whether or in what form this proposed rule will be adopted. We are currently evaluating the impact of the adoption of this rule on our lending activities and results of operations.

         We are subject to various other federal, state and local laws, rules and regulations governing the licensing of mortgage lenders and servicers, procedures that must be followed by mortgage lenders and servicers, and disclosures that must be made to consumer applicants and borrowers. Failure to comply with these laws, as well as with the laws described above, may result in civil and criminal liability.

         Several of our subsidiaries are licensed and regulated by the departments of banking or similar entities in the various states in which they are conducting business. The rules and regulations of the various states impose licensing and other restrictions on lending activities, such as prohibiting discrimination and regulating collection, foreclosure procedures and claims handling, disclosure obligations, payment feature restrictions and, in some cases, these laws fix maximum interest rates and fees. Failure to comply with these requirements can lead to termination or suspension of licenses, rights of rescission for mortgage loans, individual and class action lawsuits and/or administrative enforcement actions. Our in house compliance staff, which includes attorneys, and our outside counsel review and monitor the lending policies of our subsidiaries for compliance with the various federal and state laws.

         The previously described laws and regulations are subject to legislative, administrative and judicial interpretation. Some of these laws and regulations have recently been enacted or amended. Some of these laws and regulations are rarely challenged in, or interpreted by the courts. Infrequent interpretations, an insignificant number of interpretations and / or conflicting interpretations of these enacted or amended laws and regulations can make it difficult for us to always know what is permitted conduct under these laws and regulations. Any ambiguity or vagueness under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, as well as private litigation, which may hinder our ability to operate profitably and repay our subordinated debt."

         State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including the reimbursement to borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on our profitability. The Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although we believe that these fees were fair and in compliance with applicable federal and state laws, we agreed to reimburse borrowers approximately $221,000 with respect to a particular fee and to reimburse the Commonwealth of Pennsylvania $50,000 for its costs of investigation and for future public protection purposes. We have satisfied the monetary commitments and obligations to the Pennsylvania Attorney General. The reserve, which we previously established, was adequate to cover the resolution of this matter. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, as well as private litigation, which may hinder our ability to operate profitably and repay our subordinated debt."

         Additionally, the U.S. Congress is currently considering a number of proposed bills or proposed amendments to existing laws which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are allowed to charge, including prepayment fees, restricting the terms we are allowed to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. While we can not predict whether or in what form Congress may adopt these bills or amendments, we are currently evaluating the potential impact of these bills and amendments, if adopted, on our lending practices and results of operations. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, as well as private litigation, which may hinder our ability to operate profitably and repay our subordinated debt." and "Business -- Lending Activities."

         The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999, contains comprehensive consumer financial privacy restrictions. The various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act; however, compliance with the new regulations was voluntary until July 1, 2001. These restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about such institution's privacy policies and practices. Second, this act imposes restrictions on a financial institution and gives consumers the right to prevent a financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. We have prepared the appropriate consumer disclosures and internal procedures to address these requirements.

         We have procedures and controls to monitor compliance with numerous federal, state and local laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or as a result of inadvertent errors, we may, from time to time, unknowingly violate these laws and regulations.

         If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

Risk Factors

Investors in our common stock or subordinated debt should carefully consider these risk factors together with all of the information contained in this Form 10-K, and incorporated by reference in this Form 10-K including the risk factors described below which could impact the value of our common stock.

Since we have historically experienced negative cash flows from our operations and expect to do so in the foreseeable future, our ability to repay our subordinated debt could be impaired.

         We have historically experienced negative cash flow from operations since 1996 primarily because our strategy of selling loans through securitization requires us to build an inventory of loans over time. During the period we are building this inventory of loans, we incur costs and expenses. We do not recognize a gain on the sale of loans until we complete a securitization, which may not occur until a subsequent period. In addition, our gain on a securitization results from our retained interests in the securitized loans, consisting primarily of interest-only strips, which do not generate cash flow immediately. We expect this negative cash flow from operations to continue in the foreseeable future. Should we continue to experience negative cash flows from operations, it could impair our ability to make principal and interest payments due under the terms of our subordinated debt. At June 30, 2002, there was $367.1 million of subordinated debt, which will mature through June 30, 2003.

         We obtain the funds to repay our subordinated debt at their maturities by securitizing our loans, selling whole loans and selling additional notes. We may in the future generate cash flows by securitizing or selling interest-only strips and selling servicing rights generated in past securitizations. If we are unable in the future to securitize our loans, to sell whole loans, or to realize cash flows from interest-only strips and servicing rights generated in past securitizations, our ability to repay our subordinated debt could be impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could result in reduced profitability and impair our ability to repay our subordinated debt.

         We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon discount rates, prepayment and default assumptions established by the management of our company. The value of our interest-only strips totaled $512.6 million and the value of our servicing rights totaled $125.3 million at June 30, 2002. Together, these two assets represent 72.8% of our total assets at June 30, 2002. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using discount rate, prepayment rate and credit loss rate assumptions established by us. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment, which would adversely affect our income in the period of adjustment and impair our ability to repay our subordinated debt. During fiscal 2002, a write down of $22.1 million was recorded, as a reduction to our pre-tax income, on our interest-only strips due to prepayment experience that was higher than anticipated in our assumptions. During fiscal 2000, a write down of $12.6 million was recorded, as a reduction to our pre-tax income, on our interest-only strips due to changes in the discount rate assumption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Application of Critical Accounting Policies -- Impact of Changes in Critical Accounting Estimates in Prior Years." and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for information on the sensitivities of interest-only strips and servicing rights to changes in assumptions.

Since we depend upon the availability of financing to fund our continuing operations, any failure to obtain adequate funding could hurt our profitability and restrict our ability to repay our subordinated debt on maturity.

         For our ongoing operations, we depend upon frequent financings, including the sale of our unsecured subordinated debt and warehouse credit facilities or lines of credit. If we are unable to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, including the sale of our subordinated debt, the lack of adequate funds would reduce our profitability and restrict our ability to repay our subordinated debt upon maturity. To the extent that we are not successful in maintaining or replacing existing subordinated debt upon maturity, we may have to limit our loan originations or sell loans earlier than intended and restructure our operations. Limiting our originations or earlier sales of loans could reduce our profitability or restrict our ability to repay our subordinated debt upon maturity. Our ability to repay our subordinated debt at maturity may depend, in part, on our ability to raise new funds through the sale of additional subordinated debt. In addition, as the servicer of securitized loans, we may incur certain cash requirements to the securitization trusts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Terrorist attacks in the United States may cause disruption in our business and operations and other attacks or acts of war may adversely affect the markets in which our common stock trades, the markets in which we operate and our profitability and our ability to repay our subordinated debt.

         Terrorists' attacks in the United States in September 2001 have caused major instability in the U.S. financial markets. These attacks and the response on behalf of the U.S. government may lead to armed hostilities or to further acts of terrorism in the U.S. which may cause a further decline in the financial market and may contribute to a further decline in economic conditions. These events may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debt, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent we experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to effectively hedge our loan portfolio against market interest rate changes which could cause our stock price to decline. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired.

Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio, which could result in a reduction in profitability and impair our ability to repay our subordinated debt.

         We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. Loans made to these borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. Historically, we have experienced higher rates of delinquency on loans made to these credit-impaired borrowers as compared to delinquency rates experienced by banks on loans to borrowers who are not credit-impaired. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses in our sold and serviced loans, would reduce our profitability, which could restrict our ability to repay our subordinated debt upon maturity. See "Business -- Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality."

Our reliance upon the sale of our loans through securitization may result in fluctuating operating results which could restrict our ability to repay our subordinated debt when due.

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

         Our ability to complete securitizations depends on several factors, including:

         o conditions in the securities markets generally, including market interest rates;
         o    conditions in the asset-backed securities markets specifically;
              and
         o    the credit quality of our managed portfolio.

         Any substantial impairment in the size or availability of the market for our loans could result in our inability to continue to originate loans and repay our subordinated debt upon maturity. See "Business -- Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Because our business operations are generally not subject to regulation and examination by federal banking regulators, these protections are not available to protect investors.

         Currently, our operations are not regulated or subject to examination in the same manner as commercial banks, savings banks and thrift institutions. Our operations are not subject to the stringent regulatory requirements imposed upon the operations of those entities and are not subject to periodic compliance examinations by federal banking regulators designed to protect investors. See "Business -- Regulation."

Our residential lending business is subject to government regulation and licensing requirements, as well as private litigation, which may hinder our ability to operate profitably and repay our subordinated debt.

         Our residential lending business is subject to extensive regulation, supervision and licensing by various state departments of banking and other state and federal agencies. Our lending business is also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our home equity lending activities, such as the recently proposed Office of Thrift Supervision rule which would preclude our lending subsidiaries from utilizing a federal statute to preempt state law restriction on certain fees we may charge borrowers. We are currently evaluating the impact of the adoption of this rule on our lending activities and results of operations. See "Business -- Lending Activities -- Prepayment Fees."

         We are also subject to examinations by state departments of banking or similar agencies in the 44 states where we are licensed or otherwise qualified with respect to originating, processing, underwriting, selling and servicing home equity loans. We are also subject to certain Federal Reserve Board, Department of Housing and Urban Development and other federal agency regulations related to residential mortgage lending, servicing and reporting. Failure to comply with these requirements can lead to, among other remedies, termination or suspension of licenses, rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

         State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices, including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including the reimbursement to borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on our profitability. The Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although we believe that these fees were fair and in compliance with applicable federal and state laws, we agreed to reimburse borrowers approximately $221,000 with respect to a particular fee and to reimburse the Commonwealth of Pennsylvania $50,000 for its costs of investigation and for future public protection purposes. We have satisfied the monetary commitments and obligations to the Pennsylvania Attorney General. The reserve, which we previously established, was adequate to cover the resolution of this matter.

         In addition to the regulatory initiatives with respect to so-called "predatory lending" practices, we are also subject, from time to time, to private litigation, including actual and purported class action suits, resulting from alleged "predatory lending" practices. Our lending subsidiaries, including HomeAmerican Credit, Inc., which does business as Upland Mortgage, are involved in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending activities, including the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, filed on behalf of borrowers in several states alleging that the charging of, and failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. Due to our current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on the consolidated financial position or results of our operations. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. We expect, that as a result of the publicity surrounding predatory lending practices, we may be subject to other class action suits in the future. See "Business -- Legal Proceedings."

         Additionally, the U.S. Congress is currently considering a number of proposed bills or proposed amendments to existing laws which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are allowed to charge, including prepayment fees, restricting the terms we are allowed to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. While we can not predict whether or in what form Congress may adopt these bills or amendments, we are currently evaluating the potential impact of these bills and amendments, if adopted, on our lending practices and results of operations. See "Business -- Lending Activities" and "Business -- Regulation."

         We have procedures and controls to monitor compliance with numerous federal, state and local laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or as a result of inadvertent errors, we may, from time to time, unknowingly violate these laws and regulations.

         More restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or we may be subject to additional litigation or governmental reviews of our lending practices which could hinder our ability to operate profitably and repay our subordinated debt. See "Business -- Regulation."

A change in market interest rates may result in a reduction in our profitability and impair our ability to repay our subordinated debt.

         Rapid changes, either upward or downward, in interest rates may adversely affect our profitability. Any future rise in interest rates could unfavorably impact our liquidity and profitability by:

         o    reducing customer demand for our products;
         o    widening investor interest rate spread requirements and increasing overcollateralization requirements in future securitizations;
         o    reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding credit facilities and subordinated debt securities;
         o reducing the profit we will realize in securitizations or other sales of loans;
         o    limiting our access to borrowings in the capital markets; and
         o impacting our ability to sell our subordinated debt at favorable interest rates.

         Gain on sale of loans may be unfavorably impacted to the extent that we hold fixed interest rate mortgages prior to securitization. An increase in interest rates reduces the interest rate spread between the average interest rate on fixed interest rate loans and the weighted-average pass-through interest rate to investors for interests issued in connection with the securitization. Although the average loan interest rate is fixed at the time the loan is originated, the pass-through interest rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Therefore, if market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor would reduce or eliminate our profit on the sale of the loans. Any reduction in our profitability could impair our ability to repay our subordinated debt upon maturity. In addition, an increase in interest rates could increase interest costs on all sources of borrowed funds and reduce interest rate spreads on securitized loans which could negatively impact our liquidity and capital resources by reducing cash flows which would decrease our profitability.

         A portion of the certificates issued to investors by some of the securitization trusts are floating interest rate certificates based on an established index plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be reduced as a result of any increases in interest rates paid on the floating interest rate certificates. At June 30, 2002, $188.2 million of debt issued by securitization trusts was floating interest rate certificates representing 6.6% of total debt issued by securitization trusts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for further discussion of the impact on our interest-only strips of interest rate changes in floating interest rate certificates issued by securitization trusts.

         We are subject to risks associated with decreases in interest rates to the extent that we have issued fixed interest rate subordinated debt securities with scheduled maturities of one to ten years. At June 30, 2002, we had $288.6 million of our subordinated debt with scheduled maturities greater than one year. Of this amount, $107.7 million is not subject to early redemption at our option. If market interest rates decrease in the future, the interest rates paid on our long term subordinated debt could exceed the current market interest rate paid for similar instruments which could result in a reduction in our profitability and impair our ability to repay our subordinated debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

If we are not able to sustain the levels of loan originations that we experienced in the past, our future profitability may be reduced and our ability to repay our subordinated debt may be impaired.

         During fiscal years 2002 and 2001, we experienced record levels of loan originations. Our ability to sustain the levels of loan originations experienced in prior periods depends upon a variety of factors outside our control, including:

         o    interest rates;

         o    conditions in the asset-backed securities markets;

         o    economic conditions in our primary market area;

         o    competition; and

         o    regulatory restrictions.

         In a rising interest rate environment, we would expect our ability to originate loans at interest rates that will maintain our current level of profitability will become more difficult compared to a falling or stable interest rate environment. If we are unable to sustain our levels of loan originations, our profitability may be reduced and our ability to repay the subordinated debt securities upon maturity may be impaired. See " -- A change in market interest rates may result in a reduction in our profitability and impair our ability to repay our subordinated debt." and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

If we are unable to continue to successfully implement our business strategy, our profitability may decrease, which could impair our ability to repay our subordinated debt.

         Our business strategy seeks to increase our loan volume through further development of existing markets while maintaining our customary origination fees, underwriting criteria, and the interest rate spread between loan interest rates and the interest rates we pay for capital. Implementation of this strategy will depend in large part on our ability to:

         o expand in markets with a sufficient concentration of borrowers who meet our underwriting criteria;
         o    obtain adequate financing on favorable terms;
         o profitably securitize our loans in the secondary market on a regular basis;
         o    hire, train and retain skilled employees; and
         o    successfully implement our marketing campaigns.

Our inability to achieve any or all of these factors could impair our ability to implement our business strategy and successfully leverage our fixed costs which could result in a reduction in our profitability and impair our ability to repay our subordinated debt. See "Business -- Lending Activities."

If loan prepayment rates are higher than anticipated, our profitability could be reduced and impair our ability to repay our subordinated debt.

         A significant decline in market interest rates could increase the level of loan prepayments, which would decrease the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of the related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment which would result in a reduction in our profitability and impair our ability to repay our subordinated debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for information on the impact of prepayments in fiscal 2002.

A decline in real estate values could result in a reduction in originations, which could reduce our profitability and impair our ability to repay our subordinated debt.

Our business may be adversely affected by declining real estate values. Any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This reduction in real estate values may reduce the number of loans we are able to make, which will reduce the gain on sale of loans and servicing and origination fees we will collect, which could reduce our profitability and limit our ability to repay our subordinated debt upon maturity. See "Business -- Lending Activities."

A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could reduce our profitability and limit our ability to repay our subordinated debt.

         Declining real estate values will also increase the loan-to-value ratios of loans we previously made, which in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies and foreclosures generally increase during economic slowdowns or recessions. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans which could reduce our profitability and limit our ability to repay our subordinated debt. See "Business -- Lending Activities."

If we are unable to implement an effective hedging strategy, our profitability may be reduced, which would reduce the funds we have available to repay our subordinated debt. In a declining interest rate environment, even an effective hedging strategy could result in cash losses in the current period.

         From time to time, derivative financial instruments strategies are used in an attempt to mitigate the effect of changes in interest rates on our fixed interest rate mortgage loans prior to securitization that may involve the use of, among other things, futures, interest rate swaps and forward pricing of securitizations. An effective hedging strategy is complex and no strategy can completely insulate us from interest rate risk. In fact, poorly designed strategies or improperly executed transactions may increase rather than mitigate interest rate risk. Hedging involves transaction and other costs, and these costs could increase as the period covered by the hedging protection increases or in periods of rising and fluctuating interest rates. In addition, an interest rate hedging strategy may not be effective against the risk that the interest rate spread needed to attract potential buyers of asset-backed securities may widen. We recorded cash losses on the fair value of derivative financial instruments of $9.4 million, $4.3 million and $2.1 million during fiscal years ended 2002, 2001 and 2000 respectively on effective hedging transactions.


 See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

Competition from other lenders could adversely affect our profitability and our ability to repay our subordinated debt.

         The lending markets in which we compete are evolving. Some competitors have been acquired by companies with substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, we may be forced to reduce the interest rates and fees we currently charge in order to maintain and expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability and our ability to repay our subordinated debt. Our profitability and the profitability of other similar lenders may attract additional competitors into this market. See "Business -- Competition."

An economic downturn or recession in the eastern half of the United States could result in reduced profitability, which would reduce the funds available to repay our subordinated debt.

         We currently originate loans primarily in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy or recession in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in this region could result in decreases in loan originations and increases in delinquencies in our managed portfolio, which could reduce profitability and the funds available to repay our subordinated debt. See "-- Our securitization agreements require us to retain some risk on loans that do not meet the requirements in these agreements or require us, as servicer, to advance interest payments for delinquent loans and allow us to repurchase a limited amount of delinquent loans, which could result in a reduction in profitability and reduce the funds we have available to repay our subordinated debt" and "Business -- Lending Activities."

Our securitization agreements require us to retain some risk on loans that do not meet the requirements in these agreements or require us, as servicer, to advance interest payments for delinquent loans and allow us to repurchase a limited amount of delinquent loans, which could result in a reduction in profitability and reduce the funds we have available to repay our subordinated debt.

         Although we sell substantially all of the loans we originate through securitizations, all of the securitization agreements require that we replace or repurchase loans which do not conform to the representations and warranties made by us at the time of sale. Additionally, when borrowers are delinquent in making monthly payments on loans included in a securitization trust, we are required to advance interest payments for the delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in the trusts' collection account, then from our operating cash if there are insufficient funds in the trusts' collection account. These advances, including those made from the trusts' collection account, which if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on balance sheet. In addition, the securitization agreements allow us to purchase a limited amount of delinquent loans, some of which may be in foreclosure, from the securitization trusts, which we do in our discretion, from time to time in order to avoid temporary discontinuations of residual and stepdown overcollateralization cash flows from securitization trusts. To the extent delinquent loans exceed certain requirements set forth in the securitization agreements and we do not have sufficient cash to repurchase these loans, the cash flows from the residual portion and overcollateralization portion of the interest-only strips could be negatively impacted. See "Business -- Securitizations."

Claims by borrowers or purchasers of loans could result in reduced profitability, which would reduce the funds we have available to repay our subordinated debt.

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

         To the extent that claims asserted, pending legal actions or judgments against us, result in legal expenses or liability, such expense could result in reduced profitability which would reduce funds available to repay our subordinated debt. See "Business -- Legal Proceedings."

Environmental laws and regulations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could reduce our profitability and the funds available to repay our subordinated debt.

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

Employees

         At June 30, 2002, we employed 1,007 people on a full-time basis and 12 employees on a part-time basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers Who Are Not Also Directors

         The following is a description of the business experience of each executive officer who is not also a director.

         Beverly Santilli, age 43, is First Executive Vice President, a position she has held since September 1998 and Secretary, a position she has held since our inception. Mrs. Santilli has held a variety of positions including Executive Vice President and Vice President. Mrs. Santilli is also the President of American Business Credit. Mrs. Santilli is responsible for all sales, marketing and the day-to-day operation of American Business Credit. Mrs. Santilli is also responsible for human resources of American Business Financial Services, Inc. and its subsidiaries. Prior to joining American Business Credit and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with that bank's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli.

         Jeffrey M. Ruben, age 39, is Executive Vice President, a position he has held since September 1998. Mr. Ruben was general counsel from April 1992 to April 2001. He is also Executive Vice President of some of our subsidiaries, positions he has held since April 1992. Mr. Ruben is responsible for the loan servicing and collections departments, the asset allocation unit and the legal department. Mr. Ruben served as Vice President from April 1992 to 1995 and Senior Vice President from 1995 to 1998. From June 1990 until he joined us in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         Albert W. Mandia, age 55, is Executive Vice President and Chief Financial Officer of American Business Financial Services, Inc., positions he has held since June 1998 and October 1998, respectively. Mr. Mandia is responsible for all financial, treasury, information systems, facilities and investor relations functions. Mr. Mandia also has responsibility for American Business Mortgage Services Broker Division. From 1974 to 1998, Mr. Mandia was associated with CoreStates Financial Corp. where he last held the position of Chief Financial Officer from February 1997 to April 1998.

         Milton Riseman, age 65, is Chairman of our Consumer Mortgage Group, a position he has held since June 1999. Mr. Riseman is responsible for the sales, marketing and day-to-day operation of Upland Mortgage, including the Upland Mortgage retail operation at the Bala Cynwyd, Pennsylvania headquarters, and the Upland Mortgage branch operations, which includes our offices in the eastern half of the United States. In addition, Mr. Riseman is responsible for the Bank Alliance Program. Mr. Riseman was President of Advanta Mortgage from February 1994 until 1999. He joined Advanta in 1992 as Senior Vice President, Administration. From 1986 until 1992, Mr. Riseman was President of Citicorp Acceptance Corp. He joined Citicorp in 1965, and in 1978, he moved into general management positions in the bank's New York region.

Item 2. Properties

         Except for real estate acquired in foreclosure in the normal course of our business, we do not presently hold title to any real estate for operating purposes. The interests which we presently hold in real estate are in the form of mortgages against parcels of real estate owned by our borrowers or their affiliates and real estate acquired through foreclosure.

         We presently lease office space at 111 Presidential Boulevard, Bala Cynwyd, Pennsylvania, just outside the city limits of Philadelphia. We are currently leasing this office space with an annual rental cost of approximately $2.9 million. The current lease term expires July 31, 2003. In addition, we lease office space at 1 Presidential Boulevard, Bala Cynwyd, Pennsylvania. We are currently leasing the 1 Presidential office space with an annual rental cost of approximately $675,000. The current lease term expires November 30, 2004. We also lease the Roseland, New Jersey office, which functions as the headquarters for American Business Mortgage Services, Inc. and a regional processing center. The principal Roseland office lease term expires July 31, 2003 and contains a renewal option for an additional term of five years. The Roseland office facility has a current annual rental cost of approximately $754,000. In addition, we lease branch offices on a short-term basis in various cities throughout the United States. We do not believe that the leases for the branch offices are material to our operations.

Item 3. Legal Proceedings

         On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The plaintiff alleges that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. The plaintiff seeks restitution, compensatory and punitive damages and attorney's fees and costs, in unspecified amounts. We believe that our imposition of this fee is permissible under applicable law and we intend to vigorously defend the case.

         Our lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending activities, including the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, described above. Due to our current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on our consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. We expect, that as a result of the publicity surrounding predatory lending practices, we may be subject to other class action suits in the future.

         In addition, from time to time, we are involved as plaintiff or defendant in various other legal proceedings arising in the normal course of our business. While we cannot predict the ultimate outcome of these various legal proceedings, it is management's opinion that the resolution of these legal actions should not have a material effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         Our common stock is currently traded on the NASDAQ National Market System under the symbol "ABFI." Our common stock began trading on the NASDAQ National Market System on February 14, 1997.

         The following table sets forth the high and low sales prices of our common stock for the periods indicated. The stock price information appearing in the table below as well as dividend information described below the table have been retroactively adjusted to reflect the effects of a 10% stock dividend declared on October 1, 2001 and the 10% stock dividend declared on August 21, 2002.

                       Quarter Ended                     High        Low
----------------------------------------------------- --------     -------
June 30, 2000........................................ $  15.19     $  8.16
September 30, 2000...................................    12.65        4.04
December 31, 2000....................................     6.51        4.14
March 31, 2001.......................................    10.95        4.95
June 30, 2001........................................    13.09        7.85
September 30, 2001...................................    15.76       10.68
December 31, 2001....................................    21.98       14.65
March 31, 2002.......................................    17.49        8.16
June 30, 2002........................................    14.36        8.74
September 30, 2002 (through September 12, 2002)......    15.84        6.36

         As of August 15, 2002, there were 150 record holders and approximately 1,600 beneficial holders of our common stock.

         During the year ended June 30, 2002, we paid dividends of $0.28 per share on our common stock for an aggregate dividend payment of $0.8 million. During the year ended June 30, 2001, we paid dividends of $0.26 per share on our common stock for an aggregate dividend payment of $1.0 million. During the year ended June 30, 2000, we paid $0.25 per share in dividends on our common stock, for an aggregate dividend payment of $1.0 million.

         On August 21, 2002, the Board of Directors declared a 10% stock dividend payable September 13, 2002 to shareholders of record on September 3, 2002. Dividends for all periods have been retroactively adjusted to reflect the effect of the stock dividend as if the additional shares had been outstanding for each period presented. In addition, on October 1, 2001, the Board of Directors declared a 10% stock dividend, which was paid on November 5, 2001 to shareholders of record on October 22, 2001. Dividends for the first quarter of fiscal 2002, the years ended June 30, 2001 and 2000 have been similarly adjusted to reflect the effect of the dividend.

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

         On April 2, 2001, we issued 3,025 shares to our director, Richard Kaufman as a result of services rendered in connection with the stock buyback program. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

         The following table details information regarding our existing equity compensation plans as of June 30, 2002:

                                                                                             Number of securities
                                                                                           remaining available for
                                         Number of securities                               future issuance under
                                           to be issued upon                                  equity compensation
                                              exercise of            Weighted-average          plans (excluding
                                              outstanding           exercise price of      securities reflected in
                                               options (a)         outstanding options           column (a))
                                        ------------------------ ------------------------- -------------------------
Equity compensation plans approved by
  security holders
    Stock Option Plans...................    872,188(1)                  $10.93                     236,024(2)
    Restricted Stock Plan................         --                         --                     165,000

Equity compensation plans not
  approved by security holders(3)........         --                         --                          --
                                             -------                                                -------
Total....................................    872,188                                                401,024
                                             =======                                                =======

------------------

1. Includes options granted pursuant to the 1995 Stock Option Plan for Non-Employee Directors, the Amended and Restated 1993 Stock Option Plan, and the Amended and Restated 1999 Stock Option Plan. Does not include options granted pursuant to the 1997 Stock Option Plan for Non-Employee Directors because all options granted pursuant to this plan expired unexercised.

2. Includes shares of common stock issuable pursuant to the Amended and Restated 1999 Stock Option Plan and does not include shares of common stock authorized pursuant to our other stock option plans because we only intend to issue future option grants under the Amended and Restated 1999 Stock Option Plan.

3. Does not include shares of our common stock held by the ABFS 401(k) Plan for the benefit of the participants. As of the latest statement dated June 30, 2002, the ABFS 401(k) Plan held approximately 31,600 shares of our common stock.

Item 6. Selected Consolidated Financial Data

         You should consider our selected consolidated financial information set forth below together with the more detailed consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                                     Year Ended June 30,
                                                  -------------------------------------------------------
Statement of Income Data:                            2002        2001       2000       1999        1998
                                                    ------      ------     ------     ------      ------
Revenues:                                                   (In thousands, except per share data)
  Gain on sale of loans and leases.............   $ 185,580   $ 128,978   $ 90,380    $ 64,490   $ 40,778
  Interest and fees............................      21,338      22,582     19,400      16,553     17,386
  Interest accretion on interest-only strips...      35,386      26,069     16,616       2,021        538
  Other........................................       5,597       5,707      4,250       3,360        633
                                                  ---------   ---------   --------    --------   --------
Total revenues.................................     247,901     183,336    130,646      86,424     59,335
Total expenses(a)..............................     234,351     170,151    120,284      64,573     41,445
                                                  ---------   ---------   --------    --------   --------
Operating income before income taxes...........      13,550      13,185     10,362      21,851     17,890
Income taxes...................................       5,691       5,274      3,938       7,763      6,435
                                                  ---------   ---------   --------    --------   --------
Income before cumulative effect of a change
  in accounting principle......................       7,859       7,911      6,424      14,088     11,455
Cumulative effect of a change in accounting
  principle....................................          --         174         --          --         --
                                                  ---------   ---------   --------    --------   --------
Net income.....................................   $   7,859   $   8,085   $  6,424    $ 14,088   $ 11,455
                                                  =========   =========   ========    ========   ========
Per Common Share Data:
Income before cumulative effect of a change
  in accounting principle:
     Basic earnings per common share(b) .......   $    2.68   $    2.08   $   1.55    $   3.16   $   2.56
     Diluted earnings per common share(b)......        2.49        2.04       1.51        3.07       2.46
Net income:
     Basic earnings per common share(b)........   $    2.68   $    2.13   $   1.55    $   3.16   $   2.56
     Diluted earnings per common share(b)......        2.49        2.08       1.51        3.07       2.46
Cash dividends declared per common share.......        0.28        0.26       0.25        0.14       0.05

(a) Includes an interest-only strip fair value adjustment of $22.1 million in the year ended June 30, 2002 and $12.6 million in the year ended June 30, 2000.

(b) Amounts for all periods have been retroactively adjusted to reflect the effect of a 10% stock dividend declared August 21, 2002 as if the additional shares had been outstanding for each period presented. Amounts for the years ended June 30, 2001, and prior have been similarly adjusted to reflect the effect of a 10% stock dividend declared October 1, 2001.


                                                                       June 30,
                                                --------------------------------------------------------
                                                  2002        2001        2000       1999        1998
                                                 ------      ------      ------     ------      ------
Balance Sheet Data:                                                 (In thousands)
Cash and cash equivalents...................    $ 108,599    $ 91,092  $  69,751   $  22,395   $   4,486
Loan and lease receivables, net
  Available for sale........................       61,650      83,241     45,746      33,776      62,382
  Interest and fees.........................       12,292      16,549     13,002       6,863       4,096
Interest-only strips........................      512,611     398,519    277,872     178,218      95,913
Servicing rights............................      125,288     102,437     74,919      43,210      18,472
Receivables for sold loans and leases.......        5,055      14,157     51,283      66,086       2,377
Total assets................................      876,375     766,487    594,282     396,301     226,551
Subordinated debt...........................      655,720     537,950    390,676     211,652     115,182
Total liabilities...........................      806,997     699,625    532,167     338,055     183,809
Stockholders' equity........................       69,378      66,862     62,115      58,246      42,742

                                                                    Year Ended June 30,
                                             ---------------------------------------------------------------
                                                 2002          2001         2000         1999         1998
                                                ------        ------       ------       ------       ------
Other Data:                                                      (Dollars in thousands)
Total managed loan and lease portfolio...... $ 3,066,189   $2,589,395   $1,918,540   $1,176,918    $ 559,398
Originations:
  Business purpose loans....................     133,352      120,537      106,187       64,818       52,335
  Home equity loans.........................   1,246,505    1,096,440      949,014      634,820      328,089
Average loan size of loans originated:
  Business purpose loans....................          97           91           89           80           83
  Home equity loans.........................          89           82           70           74           62
Weighted-average interest rate on
  loans originated:
  Business purpose loans....................       15.75%       15.99%       15.99%       15.91%       15.96%
  Home equity loans.........................       10.91        11.46        11.28        11.05        11.95
  Combined..................................       11.38        11.91        11.64        11.17        12.15
Loans securitized / sold:
  Securitizations........................... $ 1,351,135   $1,102,066   $1,001,702     $777,598     $384,700
  Whole loan sales..........................      57,679       76,333      102,670      105,751       51,594



                                                                Year Ended June 30,
                                                -----------------------------------------------------
Financial Ratios:                                2002       2001        2000       1999        1998
                                                ------     ------      ------     ------      ------
Return on average assets....................      0.94%      1.22%       1.31%      4.56%       6.93%
Return on average equity....................     11.75      12.22       10.29      28.10       31.10
Total delinquencies as a percentage of total
  managed portfolio at end of period .......      5.57       4.13        2.91       3.19        3.01
Real estate owned as a percentage of
  total managed portfolio at end of period..      1.11       1.10        0.68       0.85        0.16
Loan and lease losses as a percentage of the
  average total managed portfolio during the
  period (a)................................      0.60       0.53        0.31       0.12        0.12
Pre-tax income as a percentage of total
  revenues..................................      5.47       7.19        7.93      25.28       30.15
Ratio of earnings to fixed charges..........      1.19x      1.23x       1.26x      1.92x       2.23x

(a) Percentage based on average managed portfolio.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial review and analysis of the financial condition and results of operations for the fiscal years ended June 30, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

         We are a diversified financial services organization operating predominantly in the eastern and central portions of the United States. We originate, sell and service business purpose loans and home equity loans, through our principal direct and indirect subsidiaries. We also process and purchase home equity loans through the Bank Alliance Program. Through this program we purchase home equity loans from other financial institutions which may have different underwriting guidelines than ours. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization or on a whole loan basis.

         Our loans primarily consist of fixed interest rate loans secured by first or second mortgages on single family residences. Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Bala Cynwyd, Pennsylvania, a regional processing center in Roseland, New Jersey and a network of retail branch offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations, investments in systems and technology and for general corporate purposes including, but not limited to, repurchases of our outstanding common stock.

         Initially, we finance our loans under several secured and committed credit facilities. These credit facilities are generally revolving lines of credit, which we have with several financial institutions that enable us to borrow on a short-term basis against our loans. We then securitize or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these revolving credit facilities. We also have a committed mortgage conduit facility with a financial institution that enables us to sell our loans into an off-balance sheet facility. Additionally, we rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay our debt as it matures. At June 30, 2002, $655.7 million of subordinated debt was outstanding and revolving credit and conduit facilities totaling $676.2 million were available, of which $61.3 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund our operations and to repay maturing subordinated debt. For a description of our credit facilities, subordinated debt and off-balance sheet facilities, see "-- Liquidity and Capital Resources."

         In our mortgage loan securitizations, pools of mortgage loans are sold to a trust. The trust then issues certificates or notes, which we refer to as certificates in this document, to third-party investors, representing the right to receive a pass-through interest rate and principal collected on the mortgage loans each month. The difference between the average interest rate that is charged to borrowers on the fixed interest rate pools of mortgage loans and the weighted-average pass-through interest rate paid to investors are referred to as the interest rate spread.

         Our business strategy is dependent on our ability to emphasize lending related activities that provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms and to profitably securitize our loans on a regular basis. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which could adversely affect our results of operations and financial condition. See "Risk Factors -- If we are unable to continue to successfully implement our business strategy, our profitability may decrease, which could impair our ability to repay our subordinated debt."

         During fiscal years 2002 and 2001, declines in securitization pass-through interest rates resulted in interest rate spreads improving by approximately 196 basis points at June 30, 2002 compared to the fourth quarter of fiscal 2000. Increased interest rate spreads result in increases in the residual cash flow we will receive on securitized loans and corresponding increases in the gains we recognized on the sale of loans in a securitization. See "-- Securitizations" for further details. No assurances can be made that market interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of profitability to become more difficult than during a stable or falling interest rate environment. This situation occurred from our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization when the pass-through interest rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period, the average interest rate on our loans securitized increased only 71 basis points. We would address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Interest Rate Risk Management -- Strategies for use of Derivative Financial Instruments" for a discussion of our hedging strategies.

         A rising interest rate environment could unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor interest rate spread requirements in pricing future securitizations as described above, increasing the levels of overcollateralization required in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. See "-- Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

         State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on our profitability. The Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although we believe that these fees were fair and in compliance with applicable federal and state laws, we agreed to reimburse borrowers approximately $221,000 with respect to a particular fee and to reimburse the Commonwealth of Pennsylvania $50,000 for its costs of investigation and for future public protection purposes. We have satisfied the monetary commitments and obligations to the Pennsylvania Attorney General. The reserve, which we previously established, was adequate to cover the resolution of this matter.

         In addition to the regulatory initiatives with respect to so-called "predatory lending" practices, we are also subject, from time to time, to private litigation, including actual and purported class action suits. See "Business -- Legal Proceedings" for a description of one purported class action suit currently pending. We expect, that as a result of the publicity surrounding predatory lending practices, we may be subject to other class action suits in the future.

         Although we are licensed to originate loans predominantly in the eastern and central portions of the United States, we currently originate loans primarily in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy or recession in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in this region could result in reduced profitability. See "Risk Factors -- An economic downturn or recession in the eastern half of the United States could result in reduced profitability, which would reduce the funds we have available to repay our subordinated debt."

         In January 2001, our subsidiary, New Jersey Mortgage and Investment Corp., was renamed American Business Mortgage Services, Inc. to better reflect its national presence.

         Effective December 31, 1999, we de-emphasized and subsequent to that date, discontinued the origination of business equipment leases but continue to service the remaining portfolio of leases.

Application of Critical Accounting Policies

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies discussed below are considered by management to be critical to understanding our financial condition and results of operations. The application of these accounting policies requires significant judgment and assumptions by management, which are based upon historical experience and future expectations. The nature of our business and our accounting methods make our financial condition, changes in financial condition and results of operations highly dependent on management's estimates. The line items on our income statement and balance sheet impacted by management's estimates are described below.

         Revenue Recognition. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the year ended June 30, 2002 were 74.9% of total revenues. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 80% of the securitization gains were based on estimates of retained interests in fiscal 2002. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         Interest-Only Strips. Interest-only strips, which represent the right to receive future cash flows from securitized loans represent 58.5% of our total assets at June 30, 2002 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. Our expected future cash flows from our interest-only strips are periodically re-evaluated. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if deemed necessary. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment, which would adversely affect our income in the period of adjustment. See "-- Securitizations" for more detail on the estimation of, and changes made to the assumptions used in the estimation of, the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

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

         Servicing Rights. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers net of estimated compensation that would be required by a substitute servicer represented 14.3% of our total assets at June 30, 2002. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if deemed necessary. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "-- Securitizations" for more detail on the estimation of, and changes made to the assumptions used in the estimation of, the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans. If our analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be required. As of June 30, 2002, our valuation analysis has not indicated any impairment. Impairment is measured as the excess of carrying value over fair value.

         Special Purpose Entities and Off-Balance Sheet Facilities. Special purpose entities and off-balance sheet facilities are used in our mortgage loan securitizations. Asset securitizations are one of the most common off-balance sheet arrangements in which a company transfers assets off its balance sheet by selling them to a special purpose entity. The special purpose entities described below meet our objectives for mortgage loan securitization structures and comply with accounting principles generally accepted in the United States of America. Accounting for special purpose entities is under review by the Financial Accounting Standards Board, referred to as FASB in this document. In June 2002, the FASB issued a proposed interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." The proposal provides guidance on consolidation by a business enterprise of special purpose entities. The proposal, if adopted as proposed, will not affect our current consolidation policies for special purpose entities or recognition of gains for the sale of loans. In the event that the proposal is not adopted as proposed or accounting rules are changed in the future, our use of special purpose entities, our revenue recognition for securitization gains for securitized loans and our off-balance sheet accounting treatment for securitized loans could be materially impacted.

         Our securitizations involve a two-step transfer that qualifies for sale accounting under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and establishing a true sale under legal standards. Next, the special purpose entity sells the loans to a qualified special purpose entity, which we refer to as the trust, transferring title of the loans and isolating those assets from our assets. Finally, the trust issues certificates to investors to raise the cash purchase price for the loans being sold, collects proceeds on behalf of the certificate holders, distributes proceeds and is a distinct legal entity, independent from us. Under current accounting rules, the trusts do not qualify for consolidation in our financial statements and carry the loan collateral as assets and the certificates issued to investors as liabilities. At June 30, 2002 and 2001, the mortgage securitization trusts held loans with an aggregate principal balance due of $2.9 billion and $2.4 billion as assets and owed $2.8 billion and $2.3 billion of investor certificates to third parties, respectively.

         We also use special purpose entities in our sales of loans to a $300 million off-balance sheet mortgage conduit facility. Sales into the off-balance sheet facility involve a two-step transfer that qualifies for sale accounting under SFAS No. 140, similar to the process described above. This facility has a revolving feature and can be directed by the sponsor to dispose of the loans. Typically this has been accomplished by securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility are treated as sales for financial reporting purposes. When loans are sold to this facility, we perform a probability assessment of the likelihood that the sponsor will transfer the loans into a term securitization. As the sponsor has typically transferred the loans to a term securitization in the past, the amount of gain on sale we have recognized for loans sold to this facility is estimated based on the terms we would obtain in a term securitization rather than the terms of this facility. At June 30, 2002, the off-balance sheet mortgage conduit facility held loans with principal balance due of $56.6 million as assets and owed $54.9 million to third parties.

         Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained primarily to account for loans and leases that are delinquent and are expected to be ineligible for sale into a future securitization and for delinquent loans that have been repurchased from securitization trusts. The allowance is calculated based upon management's estimate of our ability to collect on outstanding loans and leases based upon a variety of factors, including, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral considerations. Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan and lease charge-offs reduce the allowance. If the actual collection of outstanding loans and leases is less than we anticipate, further write downs would be required which would reduce our net income in the period the write down was required.

         Development of Critical Accounting Estimates. On a periodic basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform our estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of June 30, 2002 with the Audit Committee of our Board of Directors. In addition, management has reviewed our disclosure of the estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee.

         Initial Adoption of Accounting Policies. Generally, we do not enter into derivative financial instrument contracts for trading purposes. However, in fiscal 2002 we have entered into a derivative financial instrument contract, which we have not designated as an accounting hedge and therefore is accounted for as a trading asset or liability. This contract was designed to reduce our exposure to changes in the fair value of certain interest-only strips due to changes in the one-month London Inter-Bank Offered Rate, referred to in this document as LIBOR. The structure of certain securitization trusts includes a floating interest rate tranche based on one-month LIBOR plus an interest rate spread. Floating interest rate tranches in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders. In order to manage this exposure we have entered into an interest rate swap agreement to lock in a fixed interest rate on our third quarter fiscal 2002 securitization's variable rate tranche. The swap agreement requires a net cash settlement on a monthly basis of the difference between the fixed interest rate on the swap and the LIBOR paid on the certificates. The fair value of this swap agreement is based on estimated market values for the sale of the contract provided by a third party. As of June 30, 2002 the unrealized change in the fair value of this derivative financial instrument was a decrease of $0.5 million and an additional $0.2 million in net cash settlements were paid on the contract. Our interest-only strips are held as available for sale securities and therefore changes in the fair value of the interest-only strips are recorded as a component of equity unless the fair value of the interest-only strip falls below its cost basis, which would require a write down through current period income. See "-- Interest Rate Risk Management" for further details of this interest rate swap agreement.

Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years

         Discount rates. During fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips, of which $11.2 million was due to a change in the discount rate used to value our interest-only strips. At June 30, 2000, we increased the discount rate applicable to the residual portion of our interest-only strips from 11% to 13%. No changes were made in the discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips. The change in the discount rate was considered to be an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that led to this other than temporary decline in fair value of our interest-only strips included:

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

         Prepayment rates. During the nine-month period ended October 1998, the percentage of home equity loans that we originated containing prepayment fees increased from less than 50% of loans originated to over 85%, a percentage which has been maintained since that time. Due to this increase in the volume of loans originated with prepayment fees, we had reduced the initial annual prepayment rate assumption on business loans and lengthened the initial assumptions used for the prepayment ramp period on home equity loans from 12 to 18 months beginning with the 1999-1 mortgage loan securitization through the 2000-1 mortgage loan securitization and to 24 months beginning with the 2000-2 mortgage loan securitization. Our experience indicated that when a loan has a prepayment fee provision, fewer borrowers will prepay, and those prepaying will do so more slowly. Our actual cumulative prepayment experience through March 31, 2000 demonstrated that only 25% of home equity loans having prepayment fees were actually prepaid by the borrowers, while 47% of home equity loans without prepayment fees were prepaid. This cumulative historical performance demonstrates that it was nearly twice as likely that a loan without a prepayment fee would be prepaid. The effect of these changes in prepayment rate assumptions increased the gains on securitizations for fiscal 2000.

         In the third quarter of fiscal 2001, we evaluated our accumulated experience with pools of loans that had a high percentage of loans with prepayment fees. We had begun using a static pool analysis of prepayments, whereby we analyzed historical prepayments by period, to determine average prepayments expected by period. For business purpose loans, we found that prepayments for the first year are generally lower than we had anticipated, peak at a higher rate than previously anticipated by month 24 and decline by month
40. Home equity loan prepayments generally ramped faster in the first year than we had anticipated but leveled more slowly over 30 months and to a lower final rate than we had been using previously. We utilized this information to modify our loan prepayment rates and ramp periods to better reflect the amount and timing of expected prepayments. The effect of these changes implemented in the third quarter of fiscal 2001 was a net reduction in the value of our interest-only strips of $3.1 million or less than 1% and an insignificant net impact on securitization gains for fiscal 2001. The effect on the interest-only strips of this change in assumptions was recorded through an adjustment to comprehensive income in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

         Credit loss rates. In fiscal 2000, the initial credit loss assumptions beginning with the 1999-4 mortgage loan securitization were increased as a result of an increase in the percentage of second mortgage loans originated and our concerns regarding high levels of real estate values. The average percentage of first mortgage loans securitized had declined approximately 10% from the fiscal 1999 securitizations to the fiscal 2000 securitizations. High real estate values also affected our loss assumptions because in the event of an economic downturn, the loan-to-value ratios of the loans could be understated. Both of these factors increased the potential that the underlying real estate collateral would not be sufficient to satisfy the loan if a foreclosure were required. Although our percentage of first mortgages has subsequently increased, we believe real estate values may limit our ability to maintain the credit loss experience realized in prior securitizations. The effect of these changes in credit loss assumptions reduced the gains on securitizations in fiscal 2000 by approximately $1.7 million.

         For a description of the impacts of changes in critical accounting estimates in the year ended June 30, 2002, see "-- Securitizations."

Securitizations

         During the year ended June 30, 2002, write downs of $44.1 million were recorded on our interest-only strips due to increases in prepayment experience. The income statement impact for fiscal 2002 was a write down of $22.1 million while the remaining $22.0 million was written down through other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force guidance, referred to as EITF in this document, 99-20. The following table details the pre-tax write downs of the interest-only strips by quarter (in thousands):

                                                              Income                     Other
                                        Total                Statement               Comprehensive
       Quarter Ended                 Write down                Impact                Income Impact
----------------------------     --------------------     ------------------     -------------------
December 31, 2001............        $ 11,322                 $  4,462                  $  6,860
March 31, 2002...............          15,513                    8,691                     6,822
June 30, 2002................          17,244                    8,900                     8,344
                                     --------                 --------                  --------
Total fiscal 2002............        $ 44,079                 $ 22,053                  $ 22,026
                                     ========                 ========                  ========

         Although we increased the prepayment rate assumptions used to value our interest-only strips in the second quarter of fiscal 2002, prepayment rates throughout the mortgage industry continued to increase and our prepayment experience continued to exceed even our revised assumptions. Based on current economic conditions, published mortgage industry surveys and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. As a result, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our interest-only strips and our actual experience may have a significant adverse impact on the value of these assets.

         The following table summarizes the volume of loan securitizations and whole loan sales for the years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                        Year Ended June 30,
                                             ---------------------------------------
Securitizations:                                 2002          2001          2000
                                                ------        ------        ------
Business loans..........................     $   129,074   $   109,892   $   104,503
Home equity loans.......................       1,222,061       992,174       887,936
Equipment leases........................              --            --         9,263
                                             -----------   -----------   -----------
Total...................................     $ 1,351,135   $ 1,102,066   $ 1,001,702
                                             ===========   ===========   ===========

Gain on sale of loans and leases
  through securitization................     $   185,580   $   128,978   $    90,380
Securitization gains as a percentage of
  total revenue.........................            74.9%         70.4%         69.2%

Whole loan sales........................     $    57,679   $    76,333   $   102,670
Premiums on whole loan sales............     $     2,447   $     2,743   $     1,735

         Our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The strategy of selling loans through securitizations requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a materially adverse effect on our results of operations for a quarter. See "-- Liquidity and Capital Resources" for a discussion of the impact of securitizations on our cash flow.

         Several factors affect our ability to complete securitizations on a profitable basis. These factors include conditions in the securities markets, such as fluctuations in interest rates described below, conditions in the asset-backed securities markets relating to the loans we originate and credit quality of the managed portfolio of loans. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         When we securitize our loans by selling them to trusts, we receive cash and an interest-only strip, which represents our retained interest in securitized loans. The trust issues multi-class securities, which derive their cash flows from the pool of securitized loans. These securities, which are senior in right to our interest-only strips in the trusts, are sold to public or private investors. In addition, when we securitize our loans we retain the right to service the loans for a fee, which creates an asset that we refer to as our servicing rights. Servicing includes processing of mortgage payments, processing of disbursements for tax and insurance payments, maintenance of mortgage loan records, performance of collection efforts, including disposition of delinquent loans, foreclosure activities and disposition of real estate owned, referred to as REO, and performance of investor accounting and reporting processes.

         Interest-Only Strips. As the holder of the interest-only strips, we are entitled to receive excess (or residual) cash flows and cash flows from overcollateralization. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to trust investors, servicing fees, trustee fees and, if applicable, surety fees. Surety fees are paid to an unrelated insurance entity to provide protection for the trust investors.

         Generally, all residual cash flows are initially retained by the trust to establish required overcollateralization levels in the trust.
Overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over the investor interests. Overcollateralization requirements are established to provide credit enhancement for the trust investors.

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

         (2) The final target is a percentage of the original balance of loans securitized and is funded from the monthly excess cash flow; and

         (3) The stepdown overcollateralization requirement is a percentage of the remaining balance of securitized loans. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us until the overcollateralization balance declines to a specific floor. The stepdown period generally begins at the later of 30 to 36 months or when the remaining balance of securitized loans are less than 50% of the original balance of securitized loans.

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At June 30, 2002, investments in interest-only strips totaled $512.6 million, including the fair value of overcollateralization related cash flows of $236.6 million.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.


       Summary of Selected Mortgage Loan Securitization Trust Information
                      Current Balances as of June 30, 2002
                              (dollars in millions)

                                             2002-2   2002-1    2001-4   2001-3    2001-2    2001-1   2000-4    2000-3   2000-2
                                             ------   ------    ------   ------    ------    ------   ------    ------   ------
Original balance of loans securitized:
   Business loans..........................  $   34   $   32    $   29   $   31    $   35    $   29   $   27    $   16   $   28
   Home equity loans.......................     346      288       287      269       320       246      248       134      275
                                             ------   ------    ------   ------    ------    ------   ------    ------   ------
   Total...................................  $  380   $  320    $  316   $  300    $  355    $  275   $  275    $  150   $  303
                                             ======   ======    ======   ======    ======    ======   ======    ======   ======
Current balance of loans securitized:
   Business loans..........................  $   34   $   31    $   28   $   27    $   31    $   25   $   21    $   11   $   20
   Home equity loans.......................     346      279       264      229       241       159      143        74      151
                                             ------   ------    ------   ------    ------    ------   ------    ------   ------
   Total...................................  $  380   $  310    $  292   $  256    $  272    $  184   $  164    $   85   $  171
                                             ======   ======    ======   ======    ======    ======   ======    ======   ======
Weighted-average interest rate on loans
    securitized:
   Business loans..........................  15.99%   15.83%    15.76%   15.93%    15.95%    16.04%   16.09%    16.09%   15.99%
   Home equity loans.......................  10.99%   10.88%    10.74%   11.13%    11.21%    11.46%   11.61%    11.45%   11.43%
   Total...................................  11.43%   11.37%    11.22%   11.64%    11.74%    12.08%   12.18%    12.05%   11.97%

Percentage of first mortgage loans.........     84%      89%       89%      87%       88%       87%      85%       86%      79%
Weighted-average loan-to-value.............     76%      76%       77%      76%       77%       76%      76%       77%      77%
Weighted-average remaining term (months) on
    loans securitized......................     254      251       250      242       240       231      222       219      230

Original balance of Trust Certificates.....  $  380   $  320    $  322   $  306    $  355    $  275   $  275    $  150   $  300
Current balance of Trust Certificates......  $  380   $  306    $  291   $  252    $  259    $  173   $  152    $   78   $  153
Weighted-average pass-through interest rate
    to Trust Certificate holders(a)........   6.70%    6.15%     5.35%    5.72%     6.86%     6.62%    7.05%     7.61%    7.42%
Highest Trust Certificate pass-through
    interest rate..........................   7.39%    6.51%     5.35%    6.14%     6.99%     6.28%    7.05%     7.61%    8.04%

Overcollateralization requirements:
Required percentages:
   Initial.................................      --       --        --       --        --        --       --        --    0.90%
   Final target............................   3.50%    4.50%     4.25%    4.00%     4.40%     4.10%    4.50%     4.75%    5.95%
   Stepdown overcollateralization..........   7.00%    9.00%     8.50%    8.00%     8.80%     8.20%    9.00%     9.50%   11.90%
Required dollar amounts:
     Initial...............................      --       --        --       --        --        --       --        --   $    3
     Final target..........................  $   13   $   14    $   13   $   12    $   16    $   11   $   12    $    7   $   18
Current status:
    Overcollateralization amount...........      --   $    4    $    1   $    4    $   13    $   11   $   12    $    7   $   18
    Final target reached or anticipated date
    to reach...............................  7/2003   5/2003    7/2003   3/2003   11/2002       Yes      Yes       Yes      Yes
    Stepdown reached or anticipated date to
    reach..................................  2/2006   8/2005    3/2005  11/2004    5/2004   10/2003   1/2004   10/2003   7/2003

Annual surety wrap fee.....................     (b)    0.21%     0.20%    0.20%     0.20%     0.20%    0.21%     0.21%    0.21%

Servicing rights:
   Original balance........................  $   15   $   13    $   13   $   12    $   15    $   11   $   14    $    7   $   14
   Current balance.........................  $   15   $   12    $   12   $   10    $   11    $    8   $    9    $    4   $    8

(a) Rates for securitizations 2001-1 and forward include rate on notional bonds, or the impact of premiums received on certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Year Ended June 30, 2002 Compared to Year Ended June 30, 2001 -- Gain on Sale" for further description of the notional bonds.
(b) Credit enhancement for 2002-2 was provided through a senior / subordinated certificate structure.

                      Current Balances as of June 30, 2002
                              (dollars in millions)

                                             2000-1   1999-4    1999-3   1999-2    1999-1    1998(a)  1997(a)   1996(a)
                                             ------   ------    ------   ------    ------    ------   ------    ------
Original balance of loans securitized:
   Business loans..........................  $   25   $   25    $   28   $   30    $   16    $   57   $   45    $   29
   Home equity loans.......................     212      197       194      190       169       448      130        33
                                             ------   ------    ------   ------    ------    ------   ------    ------
   Total...................................  $  237   $  222    $  222   $  220    $  185    $  505   $  175    $   62
                                             ======   ======    ======   ======    ======    ======   ======    ======
Current balance of loans securitized:
   Business loans..........................  $   18   $   17    $   15   $   16    $    8    $   21   $   13    $    7
   Home equity loans.......................     112      105       100      102        80       165       29         6
                                             ------   ------    ------   ------    ------    ------   ------    ------
   Total...................................  $  130   $  122    $  115   $  118    $   88    $  186   $   42    $   13
                                             ======   ======    ======   ======    ======    ======   ======    ======
Weighted-average interest rate on loans
   securitized:
   Business loans..........................  16.06%   16.12%    15.89%   15.75%    15.96%    15.95%   15.91%    15.92%
   Home equity loans.......................  11.34%   11.07%    10.87%   10.45%    10.67%    10.77%   11.51%    10.94%
   Total...................................  11.99%   11.78%    11.55%   11.18%    11.17%    11.36%   12.87%    13.70%

Percentage of first mortgage loans.........     80%      82%       84%      88%       91%       89%      75%       74%
Weighted-average loan-to-value.............     77%      76%       77%      76%       77%       77%      74%       66%
Weighted-average remaining term (months) on
  loans securitized........................     219      213       217      224       220       202      161       121

Original balance of Trust Certificates.....  $  235   $  220    $  219   $  219    $  184    $  498   $  171    $   61
Current balance of Trust Certificates......  $  116   $  110    $  104   $  107    $   79    $  165   $   36    $    9
Weighted-average pass-through interest rate
  to Trust Certificate holders.............   7.39%    7.06%     7.07%    6.85%     6.56%     6.38%    7.17%     7.68%

Highest Trust Certificate pass-through
  interest rate............................   7.93%    7.68%     7.49%    7.13%     6.58%     7.15%    7.29%     7.67%

Overcollateralization requirements:
Required percentages:
   Initial.................................   0.75%    1.00%     1.00%    0.50%     0.50%     1.50%    2.43%     1.94%
   Final target............................   5.95%    5.50%     5.00%    5.00%     5.00%     5.10%    7.43%     8.94%
   Stepdown overcollateralization..........  11.90%   11.00%    10.00%   10.00%    10.00%    10.21%   14.86%    12.90%
Required dollar amounts:
     Initial...............................  $    2   $    2    $    2   $    1    $    1    $    7   $    4    $    1
     Final target..........................  $   14   $   12    $   11   $   11    $    9    $   26   $   13    $    6
Current status:
    Overcollateralization amount...........  $   14   $   12    $   11   $   11    $    9    $   21   $    6    $    4
    Final target reached or anticipated
      date to reach .......................     Yes      Yes       Yes      Yes       Yes       Yes      Yes       Yes
    Stepdown reached or anticipated date
      to reach.............................  4/2003  12/2002    9/2002  10/2002   12/2002       Yes      Yes       Yes

Annual surety wrap fee.....................   0.19%    0.21%     0.21%    0.19%     0.19%     0.21%    0.26%     0.18%

Servicing rights:
   Original balance........................  $   10   $   10    $   10   $   10    $    8    $   18   $    7    $    4
   Current balance.........................  $    6   $    5    $    5   $    5    $    3    $    7   $    3    $    1

(a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

         The estimation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, prepayment rates and credit loss rates on the pool of loans. These assumptions are monitored against actual experience and other economic and market conditions and are changed if deemed necessary. Our methodology for determining the discount rates, prepayment rates and credit loss rates used to calculate the fair value of our interest-only strips is described below.

         Discount rates. We use discount rates, which we believe are commensurate with the risks involved in our securitization assets. While quoted market prices on comparable interest-only strips are not available, we have performed conparisons of our valuation assumptions and performance experience to others in the non-conforming mortgage industry. We quantify the risks in our securitization assets by comparing the asset quality and performance experience of the underlying securitized mortgage pools to comparable industry performance.

         In determining the discount rate applied to residual cash flows, we believe that the practice of many companies in the non-conforming mortgage industry has been to add an interest rate spread for risk to the all-in cost of securitizations to determine their discount rates. The all-in cost of the trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees, which generally range from 19 to 22 basis points combined. From industry experience comparisons, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate that we apply to our residual cash flow portion of our interest-only strips compared to rates used by others in the industry reflects our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below:

         o Underlying loan collateral with fixed yields, which are higher than others in the non-conforming mortgage industry. Average interest rate of securitized loans exceeds the industry average by 100 basis points or more. All of the securitized loans have fixed interest rates, which are more predictable than adjustable rate loans.

         o Approximately 90% to 95% of securitized business purpose loans have prepayment fees. Approximately 85% to 90% of securitized home equity loans have prepayment fees. Our historical experience indicates that prepayment fees lengthen the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the securitized loans.

         o A portfolio mix of first and second mortgage loans of 80-85% and 15-20%, respectively. Historically, the high proportion of first mortgages has resulted in lower delinquencies and losses.

         o A portfolio credit grade mix comprised of 61% A credits, 23% B credits, 14% C credits, and 2% D credits. In addition, our historical loss experience is below what is experienced by others in the non-conforming mortgage industry.

         Although market interest rates have declined in fiscal years 2001 and 2002, no reduction to the discount rate used to value the residual portion of our interest-only strips has been made. We do not believe a decrease in the discount rate is warranted as the current market interest rate decline was mainly due to actions taken by the Federal Reserve Board in an attempt to prevent the potential adverse effect of uncertain economic conditions and to stimulate economic growth. Additionally, the non-conforming mortgage lending industry generally has taken no actions to reduce discount rates.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5%. At June 30, 2002, the average discount rate applied to projected overcollateralization cash flows was 7%. The risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire collateral balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess collateral in a securitized pool of mortgage loans.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 10% at June 30, 2002.

         Prepayment rates. The assumptions we use to estimate future prepayment rates are periodically compared to actual prepayment experience of the individual securitization pool of mortgage loans and an average of the actual experience of other similar pools of mortgage loans at the same number of months after their inception. It is our practice to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans is less than a year old even though actual experience may be different. During this period, before a pool of mortgage loans reaches its expected constant prepayment rate, actual experience both quantitatively and qualitatively is generally not sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different from the average. For pools of mortgage loans greater than one year old, prepayment experience trends for an individual pool is considered to be more significant. For these pools, adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the variance from average experience is significant and is expected to continue. Current economic conditions, current interest rates and other factors are also considered in our analysis.

         As was previously discussed, during the year ended June 30, 2002 our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments. The mortgage industry in general has had this experience. Our recent increase in prepayment experience has been mainly due to loan refinancings. We do not believe that the current growth in the rate of refinancings is indicative of a long-term trend in the non-conforming mortgage market. We believe this recent activity was due to significant decreases in market interest rates which have occurred over a short period of time which have generated a larger than normal volume of refinancing activity during this period. Based on current economic conditions, published mortgage industry surveys and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels.

         In addition to the use of prepayment fees on our loans, we have implemented programs and strategies in an attempt to reduce loan prepayments in the future. These programs and strategies may include providing information to a borrower regarding costs and benefits of refinancing, which at times may demonstrate a refinancing option is not in the best economic interest of the borrower. Other strategies include offering second mortgages to existing qualified borrowers or offering financial incentives to qualified borrowers to deter prepayment of their loan. We cannot predict with certainty what our prepayment experience will be in the future and any unfavorable difference between the assumptions used to value our interest-only strips and our actual experience may have a significant adverse impact on the value of these assets.

         Credit loss rates. Credit loss rates are analyzed in a similar manner to prepayment rates. Credit loss assumptions are compared to actual loss experience averages for similar mortgage loan pools and for individual mortgage loan pools. Delinquency trends and economic conditions are also considered. If our periodic analysis indicates that loss experience may be different from our assumptions, we would adjust our assumptions as necessary.

         Floating interest rate certificates. Some of the securitization trusts have issued floating interest rate certificates supported by fixed interest rate mortgages. The fair value of the excess cash flow we will receive may be affected by any changes in the interest rates paid on the floating interest rate certificates. The interest rates paid on the floating interest rate certificates are based on one-month LIBOR. The assumption used to estimate the fair value of the excess cash flows received from these securitization trusts is based on a forward yield curve.

         Sensitivity analysis. The table below outlines the sensitivity of the current fair value of our interest-only strips and servicing rights to 10% and 20% adverse changes in the key assumptions used in determining the fair value of those assets. Our base prepayment, loss and discount rates are described in the table "Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience." (dollars in millions):

Securitized collateral balance...................................... $3,005.6
Balance sheet carrying value of retained interests.................. $  637.9
Weighted-average collateral life (in years).........................      4.1

Sensitivity of assumptions used to value retained interests:

Prepayment speed:
Impact on fair value for 10% adverse change.........................    $26.2
Impact on fair value for 20% adverse change.........................    $49.7

Credit loss rate:
Impact on fair value for 10% adverse change.........................    $ 4.1
Impact on fair value for 20% adverse change.........................    $ 8.3

Floating interest rate certificates (a):
Impact on fair value for 10% adverse change.........................    $ 1.0
Impact on fair value for 20% adverse change.........................    $ 2.0

Discount rate:
Impact on fair value for 10% adverse change.........................    $21.1
Impact on fair value for 20% adverse change.........................    $41.0

(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve.

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

         These sensitivities reflect the approximate amount of the fair values that our interest-only strips and servicing rights would be reduced for the indicated adverse changes. These reductions would result in a charge to expense in the income statement in the period incurred and a resulting reduction of stockholders' equity, net of income taxes. The effect on our liquidity of changes in the fair values of our interest-only strips and servicing rights are discussed in "-- Liquidity and Capital Resources."

         Residual assets from lease securitizations represent an immaterial portion of total residual assets and are therefore aggregated with the sensitivities of residual assets from mortgage loans in the above analysis.

         The following tables provide information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights for each securitization trust.

                Summary of Material Mortgage Loan Securitization
          Valuation Assumptions and Actual Experience at June 30, 2002

                                               2002-2   2002-1  2001-4   2001-3   2001-2   2001-1  2000-4   2000-3   2000-2
                                               ------   ------  ------   ------   ------   ------  ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation..........................    13%      13%     13%      13%      13%      13%     13%      13%      13%
   Current valuation..........................    13%      13%     13%      13%      13%      13%     13%      13%      13%
Interest-only strip overcollateralization
  discount rate ..............................     7%       7%      7%       7%       7%       6%      7%       8%       8%
Servicing rights discount rate:
   Initial valuation..........................    11%      11%     11%      11%      11%      11%     11%      11%      11%
   Current valuation..........................    11%      11%     11%      11%      11%      11%     11%      11%      11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b).......................    11%      11%     11%      11%      11%      11%     10%      10%      10%
     Home equity loans........................    22%      22%     22%      22%      22%      22%     24%      24%      24%
   Ramp period (months) (a):
     Business loans............................    27       27      27       24       24       24      24       24       24
     Home equity loans.........................    30       30      30       30       30       30      24       24       24
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b) ......................    11%      11%     11%      11%      11%      11%     11%      11%      12%
     Home equity loans .......................    22%      22%     22%      22%      22%      22%     22%      22%      22%
   Ramp period (months) (a):
     Business loans...........................     27       27      27       27       27       27      27       27       27
     Home equity loans........................     30       30      30       30       30       30      30       30       30
   CPR adjusted to reflect ramp:
     Business loans...........................     3%       5%      8%      10%      12%      15%     17%      20%      22%
     Home equity loans(d).....................     2%      21%     24%      28%      31%      31%     31%      31%      31%
   Current prepayment experience (c):
     Business loans...........................     --       --      4%      10%      17%      11%     24%      18%      14%
     Home equity loans........................     --       --     12%      19%      30%      40%     42%      37%      37%

Annual credit loss rates:
   Initial assumption.........................  0.40%    0.40%   0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%
   Current assumption.........................  0.40%    0.40%   0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%
   Actual experience..........................     --       --      --       --    0.01%    0.02%   0.05%    0.25%    0.13%

Servicing fees:
   Contractual fees...........................  0.50%    0.50%   0.50%    0.50%    0.50%    0.50%   0.70%    0.50%    0.50%
   Ancillary fees.............................  1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   1.25%    1.25%    1.25%

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(b) Rate is the estimated expected weighted-average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40.
(c) Rate is a six-month historical average.
(d) The home equity loan prepayment rate ramps have been increased for the next 6 months to provide for the expected near term continuation of higher than average prepayment experience.

                Summary of Material Mortgage Loan Securitization
    Valuation Assumptions and Actual Experience at June 30, 2002 (Continued)

                                               2000-1   1999-4   1999-3   1999-2   1999-1  1998(e)  1997(e)   1996(e)
                                               ------   ------   ------   ------   ------  -------  -------   -------
Interest-only strip residual discount rate:
   Initial valuation........................      11%      11%      11%      11%      11%      11%      11%       11%
   Current valuation........................      13%      13%      13%      13%      13%      13%      13%       13%
Interest-only strip overcollateralization
  discount rate ............................       8%       8%       7%       7%       7%       7%       7%        8%
Servicing rights discount rate:
   Initial valuation........................      11%      11%      11%      11%      11%      11%      11%       11%
   Current valuation........................      11%      11%      11%      11%      11%      11%      11%       11%

Prepayment rates:
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b).....................      10%      10%      10%      10%      10%      13%      13%       13%
     Home equity loans......................      24%      24%      24%      24%      24%      24%      24%       24%
   Ramp period (months) (a):
     Business loans.........................       24       24       24       24       24       24       24        24
     Home equity loans......................       18       18       18       18       18       12       12        12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b).....................      12%      11%      11%      11%      10%      10%      10%       10%
     Home equity loans......................      22%      22%      22%      22%      22%      24%      25%       21%
   Ramp period (months) (a):
     Business loans.........................       27       Na       Na       Na       Na       Na       Na        Na
     Home equity loans......................       30       Na       Na       Na       Na       Na       Na        Na
   CPR adjusted to reflect ramp:
     Business loans(d)......................      23%      19%      16%      13%      13%      22%      28%       10%
     Home equity loans(d)...................      22%      22%      30%      28%      29%      31%      25%       27%
   Current prepayment experience (c):
     Business loans.........................      19%      30%      27%      20%      23%      22%      32%        2%
     Home equity loans(f)...................      31%      30%      30%      28%      29%      31%      24%       29%

Annual credit loss rates:
   Initial assumption.......................    0.40%    0.30%    0.25%    0.25%    0.25%    0.25%    0.25%     0.25%
   Current assumption.......................    0.40%    0.35%    0.35%    0.25%    0.40%    0.53%    0.34%     0.38%
   Actual experience........................    0.31%    0.35%    0.34%    0.27%    0.37%    0.53%    0.31%     0.37%

Servicing fees:
   Contractual fees.........................    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%     0.50%
   Ancillary fees...........................    1.25%    1.25%    1.25%    1.25%    1.25%    0.75%    0.75%     0.75%

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.
(b) Rate is the estimated expected weighted-average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40.
(c) Rate is a six-month historical average.
(d) Business loan assumption ramps down from current rate to 10% remaining constant at 10% for trusts 1997-2 through 1999-1.
(e) Amounts represent weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.
(f) The home equity loan prepayment rate ramps have been increased for the next 6 months to provide for the expected near term continuation of higher than average prepayment experience.
Na = not applicable

         Lease Securitizations. We have in the past securitized two pools of leases. As of December 31, 1999, we de-emphasized, and subsequent to that date discontinued, the lease origination business but continue to service the remaining leases in our managed portfolio. The interest-only strips and servicing rights we retain on these securitized pools represent less than 1% of our securitization residual assets at June 30, 2002.

         Servicing Rights. As the holder of servicing rights on securitized loans, we are entitled to receive annual contractual servicing fees of 50 to 70 basis points on the aggregate outstanding loan balance. These fees are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. In addition, ancillary fees such as prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us, as servicer, as payments are collected from the borrowers. We also retain the interest paid on funds held in the trust's collection account until these funds are distributed from the trust.

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

         The origination of a high percentage of loans with prepayment fees impacts our servicing rights and income in two ways. Prepayment fees reduce the likelihood of a borrower prepaying their loan. This results in prolonging the length of time a loan is outstanding, which increases the contractual servicing fees to be collected over the life of the loan. Additionally, the terms of our servicing agreements with the securitization trusts allow us to retain prepayment fees collected from borrowers as part of our compensation for servicing loans.

         In addition, although prepayments increased during the year ended June 30, 2002 compared to our historical averages, we have generally found that the non-conforming mortgage market is less sensitive to prepayments due to changes in interest rates than the conforming mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conforming mortgage interest rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing.

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

         Whole Loan Sales. We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. Gains from these sales are recorded as fee income. See "-- Securitizations" for information on the volume of whole loan sales and premiums recorded for the years ended June 30, 2002, 2001 and 2000.

Results of Operations
                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                           Year Ended June 30,        Percentage Change
                                     -------------------------------  -----------------
                                        2002       2001      2000     '02/'01   '01/'00
                                        ----       ----      ----     -------   -------
Total revenues...................    $ 247,901  $ 183,336  $ 130,646     35.2%     40.3%
Total expenses...................    $ 234,351  $ 170,151  $ 120,284     37.7%     41.5%
 Income before cumulative effect
    of a change in accounting
    principle....................    $   7,859  $   7,911  $   6,424    (0.7%)     23.1%
 Cumulative effect of a change in
    accounting principle.........    $      --  $     174  $      --
Net income.......................    $   7,859  $   8,085  $   6,424    (2.8%)     25.9%

Return on average assets.........        0.94%      1.22%      1.31%
Return on average equity.........       11.75%     12.22%     10.29%

Per Common Share Data:
Income before cumulative effect
   of a change in accounting
   principle:
   Basic.........................    $    2.68  $    2.08  $    1.55     28.8%     34.2%
   Diluted.......................    $    2.49  $    2.04  $    1.51     22.1%     35.1%
Net income:
   Basic.........................    $    2.68  $    2.13  $    1.55     25.8%     37.4%
   Diluted.......................    $    2.49  $    2.08  $    1.51     19.7%     37.7%
Dividends declared per share.....    $    0.28  $    0.26  $    0.25      7.7%      4.0%

Overview

         Fiscal Year Ended June 30, 2002. For fiscal 2002, net income decreased $0.2 million, or 2.8%, to $7.9 million compared to $8.1 million for fiscal 2001. Fiscal 2001 included the impact of a change in the accounting for stock options issued to non-employee directors of $0.2 million. Excluding this accounting change net income for fiscal 2002 is level from fiscal 2001.

         Diluted net income per share increased to $2.49 for the year ended June 30, 2002, on average common shares of 3,155,000 compared to $2.08 on average common shares of 3,885,000 for fiscal 2001. The increase in net income per share for the period was due to the lower number of shares outstanding due to our repurchases of our common stock. Dividends of $0.28 and $0.26 per share were paid out for the years ended June 30, 2002 and 2001, respectively. The common dividend payout ratio based on diluted net income per share was 11.2% for the year ended June 30, 2002 compared to 12.7% for fiscal 2001.

         Increases in the gain on sale recorded during the fiscal year were mainly due to securitizing a higher volume of loans and a decline in market interest rates, which provided us more favorable terms in the execution of our securitizations. This increase was partially offset by a $22.1 million valuation adjustment on our interest-only strips due to higher than expected prepayment rates, also resulting from a decline in market interest rates. Additional expense increases were noted in employee related costs and in general and administrative expenses mainly due to increases in costs to service the larger managed portfolio and interest expenses due to the higher subordinated debt balance. See below for further discussion of gain on sale, the valuation adjustment of our interest-only strips and expenses.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of our common stock, which was at the time and has continued to, trade at below book value. In addition, our consistent earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. The repurchase program was extended in fiscal 2000, 2001 and 2002. The fiscal 2002 extension authorized the purchase of up to 10% of the then outstanding shares, which totaled approximately 2,661,000 shares on the date of the extension. To date, we have repurchased 43,000 shares under the current program. The current repurchase program terminates in November 2002. We currently have no plans to continue to repurchase additional shares or extend the repurchase program beyond this date.

         The total number of shares repurchased under the stock repurchase program was: 117,000 shares in fiscal 1999; 327,000 shares in fiscal 2000; 627,000 shares in fiscal 2001; and 352,000 shares in fiscal 2002. The cumulative effect of the stock repurchase program was an increase in diluted net earnings per share of $0.41, $0.32 and $0.06 for the years ended June 30, 2002, 2001 and 2000, respectively.

         On August 21, 2002, the Board of Directors declared a 10% stock dividend payable September 13, 2002 to shareholders of record on September 3, 2002. In conjunction with the Board's resolution, all outstanding stock options and related exercise prices were adjusted. Accordingly, all outstanding common shares, earnings per common share, average common share and stock option amounts presented have been adjusted to reflect the effect of this stock dividend. Amounts presented for fiscal 2001 and 2000 have been similarly adjusted for the effect of a 10% stock dividend declared on October 1, 2001 which was paid on November 5, 2001 to shareholders of record on October 22, 2001.

         In April 2000, the FASB issued interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The guidance, among other things, changed the accounting for stock options issued to non-employee directors. Previously, accounting rules required that options issued to non-employees including directors be expensed based on the fair value of the options at the time the options were granted. The new interpretation allows options granted to directors to be accounted for consistently with those granted to employees if certain conditions are met, and therefore, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. In accordance with the guidance, in fiscal 2001, we recorded $174 thousand as a cumulative effect of a change in accounting principle, which represented the cumulative amount of expense recognized, net of taxes, in prior years for stock options issued to non-employee directors.

The following schedule details loan and lease originations during the fiscal years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                 Year Ended June 30,
                                       -------------------------------------
                                           2002         2001         2000
                                          ------       ------       ------
       Business purpose loans ........ $   133,352  $   120,537  $   106,187
       Home equity loans .............   1,246,505    1,096,440      991,621
       Equipment leases...............          --           --       19,631
                                       -----------  -----------  -----------
                                       $ 1,379,857  $ 1,216,977  $ 1,117,439
                                       ===========  ===========  ===========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, increased $12.8 million, or 10.6%, for the year ended June 30, 2002, to $133.4 million from $120.5 million for the year ended June 30, 2001. American Business Credit, Inc. is continuing to expand its marketing efforts in new geographic areas. In addition, our business loan subsidiary is focusing on cost control by identifying efficiencies and streamlining the business purpose loan origination process.

         Home equity loans originated by our subsidiaries, Upland Mortgage and American Business Mortgage Services, and through the Bank Alliance Program, increased $150.1 million, or 13.7%, for the year ended June 30, 2002, to $1.2 billion from $1.1 billion for the year ended June 30, 2001. Our home equity loan origination subsidiaries continue to focus on increasing efficiencies and productivity gains made in fiscal 2001 by refining marketing techniques and integrating technological improvements into the loan origination process. In addition, American Business Mortgage Services, Inc. is in the process of expanding its network of loan brokers to include a larger geographical area in order to reduce concentrations of loans in specific states.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

         Total Revenues. For fiscal 2002, total revenues increased $64.6 million, or 35.2%, to $247.9 million from $183.3 million for fiscal 2001. Growth in total revenue was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans. For the year ended June 30, 2002, gains of $185.6 million were recorded on the securitization of $1.4 billion of loans. This represents an increase of $56.6 million, or 43.9%, over gains of $129.0 million recorded on securitizations of $1.1 billion of loans for the year ended June 30, 2001.

         The increase in securitization gains for the year ended June 30, 2002 was due to both an increase in interest rate spreads earned in our securitizations and an increase in the volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 13.7% for the year ended June 30, 2002 from 11.7% on loans securitized for the year ended June 30, 2001. Increases in interest rate spreads increase expected residual cash flows to us and result in increases in the gains we recognize on the sale of loans into securitizations. See "-- Securitizations" for further detail of how securitization gains are calculated.

         The increase in interest rate spread for the year ended June 30, 2002 compared to the year ended June 30, 2001 resulted from decreases in pass-through interest rates on investor certificates issued by securitization trusts. For loans securitized during the year ended June 30, 2002, the average loan interest rate was 11.40%, a 0.50% decrease from 11.90% on loans securitized during the year ended June 30, 2001. However, the average interest rate on trust certificates issued in mortgage loan securitizations during the year ended June 30, 2002 was 5.51%, a 1.54% decrease from 7.05% during the year ended June 30, 2001. The resulting net improvement in interest rate spread was approximately 104 basis points.

         Also contributing to the increase in the securitization gain percentages for the year ended June 30, 2002, was the increase in the amount of cash received at the closing of our securitizations. The improvement in the interest rate spread this fiscal year enabled us to enter into securitization transactions structured to provide additional cash at the closing of the securitization through the sale of trust certificates to investors at a premium, or through the sale of notional bonds, sometimes referred to as interest-only bonds. During the year ended June 30, 2002 we received additional cash at the closing of our securitizations, due to these modified structures, of $32.9 million compared to $10.1 million in fiscal 2001. Securitization gains and cash received at the closing of securitizations were reduced by hedging losses of $9.4 million in fiscal 2002, compared to losses of $4.3 million in fiscal 2001.

         Interest and Fees. For the year ended June 30, 2002, interest and fee income decreased $1.2 million, or 5.5%, to $21.3 million compared to $22.6 million for the year ended June 30, 2001. Interest and fee income consists primarily of interest income earned on available for sale loans, premiums earned on whole loan sales and other ancillary fees collected in connection with loans and leases.

         During the year ended June 30, 2002, interest income decreased $0.7 million, or 7.1%, to $9.5 million from $10.2 million for the year ended June 30, 2001. This decrease was due to a lower weighted-average interest rate on loans available for sale from the prior fiscal year and lower interest rates earned on invested cash balances due to general decreases in market interest rates. This decrease was partially offset by the effect of a modification of the terms of our securitizations beginning in the second quarter of fiscal 2001, which allowed us to retain interest income we had accrued up until the point of the sale. Prior to the second quarter of fiscal 2001, all accrued interest income was retained by the securitization trust when collected.

         Premiums on whole loan sales decreased $0.3 million, to $2.4 million for the year ended June 30, 2002 from $2.7 million for the year ended June 30, 2001. The volume of whole loan sales decreased 24.3%, to $57.7 million for the year ended June 30, 2002 from $76.3 million for the year ended June 30, 2001. The decrease in the volume of whole loan sales for the year ended June 30, 2002 resulted from management's decision to securitize additional loans in the favorable securitization market experienced during the year.

         Other fees decreased $0.2 million for the year ended June 30, 2002 from the prior year mainly due to the decrease in fees collected in connection with our leasing portfolio. Our leasing portfolio has decreased due to our decision in fiscal 2000 to discontinue the origination of new leases. The ability to collect certain fees on loans we originate in the future may be impacted by proposed laws and regulations by various authorities. See "Business -- Regulation" for more information regarding how our practices related to fees could be affected.

         Interest Accretion on Interest-Only Strips. Interest accretion of $35.4 million was earned in the year ended June 30, 2002 compared to $26.1 million in the year ended June 30, 2001. The increase reflects the growth in the balance of our interest-only strips of $114.1 million, or 28.6%, to $512.6 million at June 30, 2002 from $398.5 million at June 30, 2001. In addition, cash flows from interest-only strips for the year ended June 30, 2002 totaled $100.7 million, an increase of $17.8 million, or 21.5%, from fiscal 2001 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels and step-down overcollateralization levels.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the year ended June 30, 2002, servicing income decreased $0.2 million, or 3.8%, to $5.5 million from $5.7 million for the year ended June 30, 2001.

         The following table summarizes the components of servicing income for the years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                  Year Ended June 30,
                                          ----------------------------------
                                              2002       2001        2000
                                             ------     ------      ------
Contractual and ancillary fees........... $   35,314  $   25,651   $  17,104
Amortization of servicing rights.........    (29,831)    (19,951)    (12,181)
Servicing rights write down..............         --          --        (684)
                                          ----------  ----------   ---------
Net servicing income..................... $    5,483  $    5,700   $   4,239
                                          ==========  ==========   =========

         Although higher than expected prepayment experience on home equity loans in fiscal 2002 has adversely effected the carrying value of our interest-only strips, no write down has been required for servicing rights. Because the collection of prepayment fees increased in fiscal 2002, due to increased prepayment rates, the amortization of servicing rights has also increased. The level of amortization is recognized in proportion to servicing income. Therefore, although the estimated fair value of the remaining servicing rights are lower than we had originally anticipated, the carrying value of servicing rights on our balance sheet is also lower as a result of increased levels of amortization in fiscal 2002. A write down for servicing rights may be required in the future if we continue to experience higher than anticipated prepayment rates.

         Total Expenses. Total expenses increased $64.2 million, or 37.7%, to $234.4 million for the year ended June 30, 2002 compared to $170.2 million for the year ended June 30, 2001. As described in more detail below, this increase was mainly a result of a $22.1 million interest-only strips valuation adjustment recorded during the year ended June 30, 2002, increased interest expense attributable to the issuance of additional subordinated debt, increases in employee related costs and increases in general and administrative expenses.

         Interest Expense. During fiscal 2002 interest expense increased $12.1 million, or 21.5%, to $68.7 million from $56.5 million for fiscal 2001. The increase in interest expense was primarily due to an increase in the level of subordinated debt outstanding. Average subordinated debt outstanding during the year ended June 30, 2002 was $615.2 million compared to $448.5 million during the year ended June 30, 2001. The effect of the increase in outstanding debt was partially offset by a decrease in the average interest rates paid on subordinated debt. Average interest rates paid on subordinated debt outstanding decreased to 10.64% during the year ended June 30, 2002 from 11.04% during the year ended June 30, 2001.

         Rates offered on subordinated debt were reduced beginning in the fourth quarter of fiscal 2001 and have continued downward in fiscal 2002 in response to decreases in market interest rates as well as our lower cash needs. The average issuance rate of subordinated debt at its peak, which was the month of February 2001, was 11.85% compared to the average rate of subordinated debt issued in the month of June 2002 of 8.39%. As the higher rate notes mature, we expect the average rate paid on subordinated debt to decline provided that market rates do not significantly increase.

         The increase in interest expense for the year ended June 30, 2002 related to subordinated debt was partially offset by the impact of a decrease in the average outstanding balances under warehouse lines of credit and decreased interest rates paid on warehouse lines. The average outstanding balances under warehouse lines of credit were $29.5 million during the year ended June 30, 2002, compared to $52.5 million during the year ended June 30, 2001. This decrease was due to the increased utilization of our available cash balances and proceeds from the sale of subordinated debt to fund loan originations and greater utilization of an off-balance sheet mortgage conduit facility for the sale of loans. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 1.25% to 2.5%. One-month LIBOR has decreased from approximately 3.9% at June 30, 2001 to 1.8% at June 30, 2002.

         Provision for Credit Losses. The provision for credit losses on available for sale loans and leases for the year ended June 30, 2002 increased $1.3 million, or 24.4%, to $6.5 million, compared to $5.2 million for the year ended June 30, 2001. The increase in the provision for credit losses was primarily due to increases in loans in non-accrual status, which were generally repurchased from securitization trusts. Non-accrual loans were $7.0 million and $4.5 million at June 30, 2002 and 2001, respectively. See "-- Managed Portfolio Quality" for further detail.

         While we are under no obligation to do so, at times we elect to repurchase delinquent loans from the securitization trusts, some of which may be in foreclosure. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses on these repurchased loans is included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 140, which was adopted on a prospective basis in the fourth quarter of fiscal 2001, or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited by contract.

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 requires that we record an obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans, whether or not we actually repurchase them. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due.

         In accordance with the provisions of SFAS No. 140, we have recorded on our June 30, 2002 balance sheet a liability of $10.6 million for the repurchase of loans subject to these removal of accounts provisions, whether or not the Company plans to repurchase the loans. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts for the years ended June 30, 2002, 2001 and 2000. We received $19.2 million, $10.9 million and $2.9 million of proceeds from the liquidation of repurchased loans and REO for the years ended June 30, 2002, 2001 and 2000, respectively. We had repurchased loans and REO remaining on our balance sheet in the amounts of $9.4 million, $4.8 million and $4.4 million at June 30, 2002, 2001 and 2000, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Mortgage loan securitization trusts are listed only if repurchases have occurred.

  Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                        2000-3      2000-2     2000-1     1999-4     1999-3     1999-2      1999-1     1998-4
                                        ------      ------     ------     ------     ------     ------      ------     ------
Year ended June 30, 2002:
   Business loans...................   $    --    $     --   $     --   $    194   $  1,006    $   341     $   438   $    632
   Home equity loans................        --          --         84        944      3,249      2,688       2,419      4,649
                                       -------    --------   --------   --------   --------    -------     -------   --------
     Total..........................   $    --    $     --   $     84   $  1,138   $  4,255    $ 3,029     $ 2,857   $  5,281
                                       =======    ========   ========   ========   ========    =======     =======   ========
   Number of loans repurchased.....         --          --          2         18         47         31          33         58

Year ended June 30, 2001:
   Business loans...................   $    --    $     --   $     --   $     --   $     --    $    --     $    --   $    173
   Home equity loans................        88         330         --         --         --         --          --      1,310
                                       -------    --------   --------   --------   --------    -------     -------   --------
      Total.........................   $    88    $    330   $     --   $     --   $     --    $    --     $    --   $  1,483
                                       =======    ========   ========   ========   ========    =======     =======   ========
   Number of loans repurchased......         1           2         --         --         --         --          --         10

Year ended June 30, 2000:
   Business loans...................   $    --    $     --   $     --   $     --   $    101    $    --     $    --   $     --
   Home equity loans................        --          --        167         --         --         --          --        363
                                       -------    --------   --------   --------   --------    -------     -------   --------
     Total..........................   $    --    $     --   $    167   $     --   $    101    $    --     $    --   $    363
                                       =======    ========   ========   ========   ========    =======     =======   ========
   Number of loans repurchased......        --          --          3         --          1         --          --          3


(Continued)                             1998-3      1998-2     1998-1     1997-2     1997-1     1996-2      1996-1     Total
                                        ------      ------     ------     ------     ------     ------      ------     -----
Year  ended June 30, 2002:
   Business loans...................   $   260    $    516   $  1,266   $  1,729   $    183    $    --     $   104   $  6,669
   Home equity loans................     5,575       1,548      1,770        223        239         60         123     23,571
                                       -------    --------   --------   --------   --------    -------     -------   --------
     Total..........................   $ 5,835    $  2,064   $  3,036   $  1,952   $    422    $    60     $   227   $ 30,240
                                       =======    ========   ========   ========   ========    =======     =======   ========
   Number of loans repurchased......        61          24         37         18          8          1           3        341


Year ended June 30, 2001:
   Business loans...................   $   803    $    215   $    428   $  2,252   $     --    $   380     $   250   $  4,501
   Home equity loans................     3,886       1,284      1,686      1,764         --         92         109     10,549
                                       -------    --------   --------   --------   --------    -------     -------   --------
      Total.........................   $ 4,689    $  1,499   $  2,114   $  4,016   $     --    $   472     $   359   $ 15,050
                                       =======    ========   ========   ========   ========    =======     =======   ========
   Number of loans repurchased......        48          13         31         37         --          8           4        154

Year ended June 30, 2000:
   Business loans...................   $    --    $    827   $     --   $    153   $  2,441    $   337     $   259   $  4,118
   Home equity loans................       106       2,588        165         84      1,123        114          --      4,710
                                       -------    --------   --------   --------   --------    -------     -------   --------
     Total..........................   $   106    $  3,415   $    165   $    237   $  3,564    $   451     $   259   $  8,828
                                       =======    ========   ========   ========   ========    =======     =======   ========
   Number of loans repurchased......         1          24          1          6         35          6           1         81

         The allowance for credit losses was $3.7 million, or 6.6% of gross receivables, at June 30, 2002 compared to $2.5 million, or 2.9% of gross receivables, at June 30, 2001. This increase was due to an additional provision for delinquent and non-accrual loans. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required.

         The following table summarizes changes in the allowance for credit losses for the fiscal years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                  Year Ended June 30,
                                           ------------------------------------
                                             2002          2001           2000
                                             ----          ----           ----
Balance at beginning of  period..........  $  2,480      $  1,289      $    702
Provision for credit losses..............     6,457         5,190         2,045
(Charge-offs) recoveries, net............    (5,232)       (3,999)       (1,458)
                                           --------      --------      --------
Balance at end of period.................  $  3,705      $  2,480      $  1,289
                                           ========      ========      ========

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 2002 (in thousands):

                                              Business      Home
                                              Purpose       Equity   Equipment
                                               Loans        Loans     Leases      Total
                                             ---------    --------   ---------   --------
Balance at beginning of period...........    $    591     $  1,473   $    416    $  2,480
Provision for credit losses..............       1,721        3,417      1,319       6,457
(Charge-offs) recoveries, net............        (924)      (2,892)    (1,416)     (5,232)
                                             --------     --------   --------    --------
Balance at end of period.................    $  1,388     $  1,998   $    319    $  3,705
                                             ========     ========   ========    ========

         The following table summarizes net charge-off experience by loan type for the fiscal years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                  Year Ended June 30,
                                           ------------------------------------
                                             2002          2001           2000
                                             ----          ----           ----
Business purpose loans...............       $   924     $ 1,374         $   225
Home equity loans....................         2,892       1,634              85
Equipment leases.....................         1,416         991           1,148
                                            -------     -------         -------
Total................................       $ 5,232     $ 3,999         $ 1,458
                                            =======     =======         =======

         Employee Related Costs. For the year ended June 30, 2002, employee related costs increased $7.4 million, or 25.7%, to $36.3 million from $28.9 million in the prior year. The increase was primarily attributable to additions of personnel primarily in the loan servicing and collections areas to service the larger managed portfolio. Total employees at June 30, 2002 were 1,019 compared to 884 at June 30, 2001. The remaining increase was attributable to annual salary increases as well as increases in the costs of providing insurance benefits to employees.

         Sales and Marketing Expenses. For the year ended June 30, 2002, sales and marketing expenses increased $1.0 million, or 4.1%, to $26.0 million from $24.9 million for the year ended June 30, 2001. Expenses for direct mail advertising for loan originations and subordinated debt increased $3.8 million and $0.7 million, respectively, for the year ended June 30, 2002, compared to the prior fiscal year. This increase was partially offset by a decrease of $2.7 million in newspaper advertising.

         General and Administrative Expenses. For the year ended June 30, 2002, general and administrative expenses increased $20.3 million, or 37.2%, to $74.9 million from $54.6 million for the year ended June 30, 2001. This increase was primarily attributable to increases of approximately $14.3 million in costs associated with servicing and collection of our larger total managed portfolio including expenses associated with REO and delinquent loans, in addition to increases of $1.1 million in costs related to the issuance of our subordinated debt, $0.6 million in depreciation expense and $0.4 million in business insurance expense.

         Interest-Only Strips Valuation Adjustment. During fiscal 2002, a write down through the Statement of Income of $22.1 million was recorded on our interest-only strips. This adjustment reflects the impact of higher prepayment experience on home equity loans than anticipated during the period. This portion of the impact of increased prepayments was considered to be other than temporary and was therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20. See "-- Securitizations" for further detail of this adjustment.

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

         The increase in interest rate spread for the year ended June 30, 2001 compared to the year ended June 30, 2000 resulted from both an increase in the average interest rate on loans securitized and decreases in pass-through interest rates on investor certificates issued by securitization trusts. For loans securitized during the year ended June 30, 2001, the average interest rate was 11.90%, an increase from 11.77% on loans securitized during the year ended June 30, 2000. The average interest rate on trust certificates issued in mortgage loan securitizations during the year ended June 30, 2001 was 7.05%, a decrease from 7.65% during the year ended June 30, 2000. The resulting net improvement in interest rate spread was approximately 73 basis points. Additionally, the improved interest rate spreads allowed us to structure the securitizations in the third and fourth quarter of fiscal 2001 in such a manner that we received more cash at the closing of the securitization than had been received in the past. In fiscal 2001, we received $10.1 million in additional cash at the closing of securitizations than in fiscal 2000.

         SFAS No. 91 requires that certain direct loan origination costs related to the time spent successfully originating loans be deferred and recorded as an addition to the cost basis of loans originated. These costs are then recognized as a reduction of the gain on sale recorded at the time loans are securitized. Because of efficiencies and productivity gains achieved in our loan origination businesses, we had reviewed and revised our estimates of costs related to time spent successfully originating loans and had lowered the amount of employee related costs previously deferred and recorded as a reduction to securitization gains. See "-- Employee Related Costs" for year ended 2001 compared to year ended 2000.

         These increases were partially offset by an increase in the discount rate used to estimate the fair value of the residual portion of interest-only strips received in fiscal 2001 securitizations to 13% from 11% used in the securitization gain calculations in the first three quarters of fiscal 2000. Changes in prepayment ramp and credit loss assumptions used in calculating securitization gains had an insignificant net impact on the change in securitization gain percentage from fiscal 2000.

         Interest and Fees. For fiscal 2001, interest and fee income increased $3.2 million, or 16.4%, to $22.6 million from $19.4 million for fiscal 2000.

         Interest income increased $3.0 million, or 41.2%, to $10.2 million from $7.2 million for fiscal 2000. The increase was due to a modification of the terms of our third and fourth fiscal quarter securitizations, which allowed us to retain interest income we had accrued up until the point of the sale. Previously, all accrued interest income was retained by the securitization trust when collected. In addition, the increase was attributable to an increase in our average balance of loans and leases available for sale during the period as well as an increase in the average interest rate on the loans originated during the current year.

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

         Servicing Income. For fiscal 2001, servicing income increased $1.5 million, or 34.5%, to $5.7 million from $4.2 million for fiscal 2000. The increase was due to the increase in the size of the managed portfolio from $1.9 billion at June 30, 2000 to $2.6 billion at June 30, 2001.

         Total Expenses. Total expenses increased $49.9 million, or 41.5%, to $170.2 million for fiscal 2001 compared to $120.3 million for fiscal 2000. As described in more detail below, this increase was a result of increased interest expense attributable to the sale of subordinated debt, increases in employee related costs, and an increase in general and administrative expenses. These increases were partially offset by a $12.6 million write down on the fair value of our interest-only strips in fiscal 2000. No write down was required in fiscal 2001.

         Interest Expense. For fiscal 2001 interest expense increased $18.4 million, or 48.3%, to $56.5 million from $38.1 million for fiscal 2000. Average subordinated debt outstanding during fiscal 2001 was $448.5 compared to $286.6 during fiscal 2000. Average interest rates paid on subordinated debt outstanding increased to 11.04% during fiscal 2001 from 10.14% during fiscal 2000. Interest rates paid on subordinated debt increased in fiscal 2001 in response to increases in interest rates paid by competitors on their subordinated debt products and to enhance our ability to attract additional funds. Beginning in the fourth quarter of fiscal 2001, we began reducing the interest rates paid on our subordinated debt in response to decreases in market interest rates as well as our lower cash needs.

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

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 2001 (in thousands):

                                              Business      Home
                                              Purpose       Equity   Equipment
                                               Loans        Loans     Leases      Total
                                             ---------    --------   ---------   --------
Balance at beginning of period...........    $   462      $   507    $   320     $ 1,289
Provision for credit losses..............      1,503        2,600      1,087       5,190
(Charge-offs) recoveries, net............     (1,374)      (1,634)      (991)     (3,999)
                                             -------      -------    -------     -------
Balance at end of period.................    $   591      $ 1,473    $   416     $ 2,480
                                             =======      =======    =======     =======

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

         SFAS No. 91 requires that certain direct loan origination costs related to the time spent successfully originating loans be deferred and recorded as an addition to the cost basis of loans originated. These costs are then recognized as a reduction of the gain on sale recorded at the time loans are securitized. The number of employees throughout our organization had declined by almost 25 employees from June 30, 2000 to 884 employees as of June 30, 2001. However, the number of employees involved in the loan origination process had declined by approximately 94 employees over the same period of time. Because of efficiencies and productivity gains achieved in certain aspects of our loan origination business, we had reviewed and revised our estimates of the direct costs related to time spent successfully originating loans and had lowered the amount of employee related costs we defer and capitalize. The efficiencies in our loan origination processes had come mainly from the development of technology that is now utilized to streamline certain loan origination procedures. Our development of automatic loan structuring technology provides the capability to loan officers to present potential borrowers with an array of loan options in a shorter time. Previously, the development of customized options for the borrower was a labor-intensive manual effort. In addition, our integrated loan documentation technology now allows us to save significant time preparing loan documentation, including ensuring compliance with various state and local regulations and requirements. Additionally, we had restructured our commission incentive plans for those involved in the loan origination process. These changes had resulted in significant savings in the costs of originating loans which is not readily visible in our period to period comparative expense because many of these costs were previously deferred and capitalized. The savings in employee related costs we were able to achieve in the loan origination areas has been dedicated to other activities and processes which are not eligible to be deferred in accordance with SFAS No. 91, and therefore, are being recognized as expense in the period incurred.

         Sales and Marketing Expenses. For fiscal 2001, sales and marketing expenses decreased $0.4 million, or 1.5%, to $24.9 million from $25.3 million for fiscal 2000. Expenses for direct mail advertising increased $6.1 million for fiscal 2001 compared to the prior year due to increased use of targeted direct mail programs for our loan products. These targeted programs were considered to be more cost effective than the television and radio advertising campaigns which were utilized into the second quarter of fiscal 2000. Television and radio advertising costs decreased by $3.6 million in fiscal 2001 compared to the prior year. Other marketing sources such as telemarketing and Internet advertising were reduced by $2.9 million in fiscal 2001 from fiscal 2000.

         General and Administrative Expenses. For fiscal 2001, general and administrative expenses increased $25.2 million, to $54.6 million from $29.3 million for fiscal 2000. The increase was primarily attributable to increases of approximately $10.8 million in costs associated with servicing and collection of our larger total managed portfolio including expenses associated with REO and delinquent loans, $3.4 million of expenses related to investments in Internet and other technology capabilities, a $2.5 million increase in costs related to loan originations, a $1.1 million increase in expenses related to the sale of subordinated debt, a $0.6 million charge related to the closing of branches and consolidating distribution channels through the creation of American Business Mortgage Services, Inc., a $0.4 million increase in professional fees, a one-time expense related to the 1997 acquisition of American Business Mortgage Services, Inc., and the costs related to continued building of support area infrastructure.

         Provision for Income Taxes. In fiscal 2001, our effective tax rate increased to 40.0% from 38.0% in fiscal 2000, due to an increase in state tax liabilities. As a result of our geographic expansion, we have increased the number of states in which we are now doing significant business and have increased our tax provision for additional tax liabilities in certain states.

Financial Condition

                            Balance Sheet Information
                  (Dollars in thousands, except per share data)

                                                                         June 30,
                                                      ------------------------------------------
                                                         2002             2001            2000
                                                        ------           ------          ------
Cash and cash equivalents............................ $  108,599       $  91,092       $  69,751
Loan and lease receivables, net:
   Available for sale................................     61,650          83,241          45,746
   Interest and fees.................................     12,292          16,549          13,002
Interest-only strips.................................    512,611         398,519         277,872
Servicing rights.....................................    125,288         102,437          74,919
Receivable for sold loans............................      5,055          14,157          51,283
Total assets.........................................    876,375         766,487         594,282

Subordinated debt....................................    655,720         537,950         390,676
Warehouse lines and other notes payable..............      8,486          51,064          50,842
Accrued interest payable.............................     43,069          32,699          17,920
Deferred income taxes................................     35,124          30,954          22,773
Total liabilities....................................    806,997         699,625         532,167
Total stockholders' equity...........................     69,378          66,862          62,115

Book value per common share.......................... $    24.40       $   20.47       $   15.44
Total liabilities to tangible equity(c)..............      14.9x           13.5x           11.6x
Adjusted debt to tangible equity (a)(c)..............      12.2x           10.2x            8.3x
Subordinated debt to tangible equity(c)..............      12.1x           10.4x            8.6x
Interest-only strips to adjusted
   tangible equity (b)(c)............................       4.3x            3.5x            2.6x

-----------------------------
(a)  Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than five years.
(c)  Tangible equity is calculated as total stockholders' equity less goodwill.

June 30, 2002 Compared to June 30, 2001

         Total assets increased $109.9 million, or 14.3%, to $876.4 million at June 30, 2002 from $766.5 million at June 30, 2001 primarily due to increases in cash and cash equivalents, interest-only strips and servicing rights which were partially offset by decreases in loan and lease receivables available for sale and receivables for sold loans.

         Cash and cash equivalents increased $17.5 million, or 19.2%, due to receipts from sales of subordinated debt, cash receipts on the sale of loans in securitizations and cash receipts from our interest-only strips.

         Activity of our interest-only strips for fiscal 2002, 2001 and 2000 were as follows (in thousands):

                                                                                         June 30,
                                                                      --------------------------------------------
                                                                         2002             2001               2000
                                                                        ------           ------             ------
 Balance at beginning of period.................................      $ 398,519         $ 277,872         $ 178,218
 Initial recognition of interest-only strips, including
   initial overcollateralization of $0, $611 and $11,232........        153,463           125,408           111,714
 Cash flow from interest-only strips............................       (100,692)          (82,905)          (49,508)
 Required purchases of additional overcollateralization.........         47,271            43,945            29,925
 Interest accretion.............................................         35,386            26,069            16,616
 Net temporary adjustments to fair value(a).....................            717             8,130             3,510
 Other than temporary adjustments to fair value(a)..............        (22,053)               --           (12,603)
                                                                      ---------         ---------         ---------
 Balance at end of period.......................................      $ 512,611         $ 398,519         $ 277,872
                                                                      =========         =========         =========

(a) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to fair value are recorded through the income statement.

         The following table summarizes the purchases of overcollateralization by trust for the years ended June 30, 2002, 2001, and 2000. See "-- Securitizations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                 (in thousands)

                                     2002-1   2001-4   2001-3  2001-2   2001-1   2000-4  2000-3  2000-2   2000-1    Other   Total
                                     ------   ------  -------  ------    ------  ------  ------  ------   ------   -------  -----
Year Ended June 30, 2002:

Required purchases of additional
  overcollateralization..........    $ 3,814  $  908  $ 4,354  $11,654  $ 8,700  $6,326  $3,074  $ 4,978  $ 2,490  $   973  $ 47,271

                                      2001-2  2001-1   2000-4   2000-3   2000-2  2000-1  1999-4   1999-3   1999-2    Other   Total
                                     -------  ------   ------  -------   ------  ------  ------  -------  -------  -------   -----
Year Ended June 30, 2001:

Initial  overcollateralization...    $    --  $   --  $    --  $    --  $   611  $   --  $   --  $    --  $    --  $    --  $    611
Required purchases of additional
  overcollateralization..........        959   2,574    6,049    4,051   10,160   7,519   5,960    3,719    2,316      638    43,945
                                     -------  ------  -------  -------  -------  ------  ------  -------  -------  -------  --------
  Total..........................    $   959  $2,574  $ 6,049  $ 4,051  $10,771  $7,519  $5,960  $ 3,719  $ 2,316  $   638  $ 44,556
                                     =======  ======  =======  =======  =======  ======  ======  =======  =======  =======  ========

                                              2000-2   2000-1   1999-4   1999-3  1999-2  1999-1  1998-4   1998-3    Other    Total
                                              ------  -------  -------  -------  ------  ------  ------   ------   -------    -----
Year Ended June 30, 2000:

Initial overcollateralization................ $2,114  $ 1,776  $ 2,222  $ 2,211  $   --  $   --  $    --  $    --  $ 2,909  $ 11,232
Required purchases of additional
  overcollateralization......................     --    2,303    4,040    5,125   7,585   6,601    1,348    2,923       --    29,925
                                              ------  -------  -------  -------  ------  ------  -------  -------  -------  --------
  Total...................................... $2,114  $ 4,079  $ 6,262  $ 7,336  $7,585  $6,601  $ 1,348  $ 2,923  $ 2,909  $ 41,157
                                              ======  =======  =======  =======  ======  ======  =======  =======  =======  ========

         Servicing rights increased $22.9 million, or 22.3%, to $125.3 million at June 30, 2002 from $102.4 at June 30, 2001, due to the securitization of $1.4 billion of loans during the year ended June 30, 2002, partially offset by amortization of the servicing asset for fees collected during the same period.

         Loan and lease receivables decreased $21.6 million or 25.9% due to the securitization of more loans than were originated during the period. Receivables for sold loans decreased $9.1 million, or 64.3%, due to a greater emphasis placed on securitizing loans rather than selling loans on a whole loan basis during the fourth quarter of fiscal 2002.

         Total liabilities increased $107.4 million, or 15.3%, to $807.0 million from $699.6 million at June 30, 2001 primarily due to increases in subordinated debt outstanding, accrued interest payable and other liabilities partially offset by a decrease in warehouse lines and other notes payable.

         During fiscal 2002 subordinated debt increased $117.8 million, or 21.9%, to $655.7 million due to sales of subordinated debt used to repay existing debt, to fund loan originations and our operations and for general corporate purposes including, but not limited to, repurchases of our outstanding common stock. Approximately $31.7 million of the increase in subordinated debt was due to the reinvestment of accrued interest on the subordinated debt. Subordinated debt was 12.1 times tangible equity at June 30, 2002, compared to
10.4 times as of June 30, 2001. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt. Warehouse lines and other notes payable decreased $42.6 million due to the lower balance of loan receivables held at June 30, 2002, and greater use of available cash to fund loans. Accrued interest payable increased $10.4 million, or 31.7%, to $43.1 million from $32.7 million at June 30, 2001 due to an increase in the level of subordinated debt partially offset by a decrease in average interest rates paid on debt.

         Deferred income taxes increased $4.2 million, or 13.5%, to $35.1 million from $31.0 million. This increase was mainly due to higher levels of debt for tax securitization structures in the first and second quarters of fiscal 2002. As debt for tax transactions, the tax liability on securitization gains is deferred and becomes payable in future periods as cash is received from securitization trusts. These structures created additional deferred tax credits of $22.1 million which were partially offset by an increase in our federal tax loss carryforward receivable of $11.9 to a cumulative $31.3 million. In addition, miscellaneous deferred tax assets increased by $4.3 million and miscellaneous deferred tax credits decreased by $1.7 million resulting in a net increase of $6.0 million. The net operating loss carryforward will be utilized in future periods by structuring more securitization transactions as taxable transactions.

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

         Activity of our interest only strips for fiscal 2001 and 2000 is detailed in the prior table. In fiscal 2000, a write down of $12.6 million was recorded on our interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value the residual portion of our interest-only strips. See "--Securitizations" for a discussion of the discount rate and prepayment assumptions.

         Servicing rights increased $27.5 million, or 36.7%, to $102.4 million from $74.9 million at June 30, 2000, due to the recording of $47.5 million of mortgage servicing rights obtained in connection with loan securitizations, partially offset by amortization of servicing rights of $20.0 million for fiscal 2001.

         Total liabilities increased $167.5 million, or 31.5%, to $699.6 million from $532.2 million at June 30, 2000 due primarily to an increase in subordinated debt outstanding. For fiscal 2001 subordinated debt increased $147.3 million, or 37.7%, to $538.0 million due to sales of subordinated debt used for repayment of existing debt, loan originations, our operations, investments in systems and technology and for general corporate purposes including, but not limited to, repurchases of our outstanding common stock. Subordinated debt was 10.4 times tangible equity at June 30, 2001, compared to
8.6 times as of June 30, 2000. See "--Liquidity and Capital Resources" for further information regarding outstanding debt. Accrued interest payable increased $14.8 million or 82.7%, to $32.7 million due to the higher level of subordinated debt and higher interest rates paid on subordinated debt.

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

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, REO and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                                                           June 30,
                                    -------------------------------------------------------------------------------------
                                                 2002                       2001                         2000
          Delinquency by Type           Amount         %         Amount            %           Amount              %
-----------------------------------    --------       ---       --------          ---         --------            ---
Business Purpose Loans
Total managed portfolio............ $   361,638               $   300,192                    $   221,546
                                    ===========               ===========                    ===========
Period of delinquency:
  31-60 days....................... $     2,449        0.68%  $     3,460          1.15%     $       908            0.41%
  61-90 days.......................       1,648        0.46         1,837          0.61            1,757            0.79
  Over 90 days.....................      32,699        9.04        22,687          7.56           11,362            5.13
                                    -----------       -----   -----------         -----      -----------           -----
  Total delinquencies.............. $    36,796       10.17%  $    27,984          9.32%     $    14,027            6.33%
                                    ===========       =====   ===========         =====      ===========           =====
REO................................ $     6,220               $     4,530                    $     1,299
                                    ===========               ===========                    ===========
Home Equity Loans
Total managed portfolio............ $ 2,675,559               $ 2,223,429                    $ 1,578,038
                                    ===========               ===========                    ===========
Period of delinquency:
  31-60 days....................... $    37,213        1.39%  $    16,227          0.73%     $     6,596            0.42%
  61-90 days.......................      22,919        0.86        14,329          0.64            5,659            0.36
  Over 90 days.....................      72,918        2.73        47,325          2.13           27,600            1.75
                                    -----------       -----   -----------         -----      -----------           -----
  Total delinquencies.............. $   133,050        4.97%  $    77,881          3.50%     $    39,855            2.53%
                                    ===========       =====   ===========         =====      ===========           =====
REO  .............................. $    27,825               $    23,902                    $   11,823
                                    ===========               ===========                    ===========
Equipment Leases
Total managed portfolio............ $    28,992               $    65,774                    $   118,956
                                    ===========               ===========                    ===========
Period of delinquency:
  31-60 days....................... $       411        1.42%  $       595          0.90%     $       475            0.40%
  61-90 days.......................          93        0.32           206          0.31              478            0.40
  Over 90 days.....................         423        1.46           347          0.53              992            0.83
                                    -----------       -----   -----------         -----      -----------           -----
  Total delinquencies.............. $       927        3.20%  $     1,148          1.74%     $     1,945            1.63%
                                    ===========       =====   ===========         =====      ===========           =====

                Combined
-----------------------------------
Total managed portfolio............ $ 3,066,189               $ 2,589,395                    $ 1,918,540
                                    ===========               ===========                    ===========
Period of delinquency:
  31-60 days....................... $    40,073        1.31%  $    20,282          0.78%     $     7,979            0.42%
  61-90 days.......................      24,660        0.80        16,372          0.63            7,894            0.41
  Over 90 days.....................     106,040        3.46        70,359          2.72           39,954            2.08
                                    -----------       -----   -----------         -----      -----------           -----
  Total delinquencies.............. $   170,773        5.57%  $   107,013          4.13%     $    55,827            2.91%
                                    ===========       =====   ===========         =====      ===========           =====
REO  .............................. $    34,045        1.11%  $    28,432          1.10%     $    13,122            0.68%
                                    ===========       =====   ===========         =====      ===========           =====


Losses experienced during the
period(a)(b)
  Loans............................ $    15,478        0.56%  $    10,886          0.50%     $     3,319            0.25%
                                                      =====                       =====                            =====
  Leases...........................       1,415        3.20%        1,003          1.20%           1,339            1.04%
                                    -----------       =====   -----------         =====      -----------           =====
  Total losses..................... $    16,893        0.60%  $    11,889          0.53%     $     4,658            0.31%
                                    ===========       =====   ===========         =====      ===========           =====

(a) Percentage based on annualized losses and average managed portfolio.

(b) Losses recorded on our books were $9.0 million ($4.4 million from charge-offs through the provision for loan losses and $4.6 million for write downs of REO) and losses absorbed by loan securitization trusts were $7.9 million for the year ended June 30, 2002. Losses recorded on our books were $7.1 million ($4.0 million from charge-offs through the provision for loan losses and $3.1 million for write downs of REO) and losses absorbed by loan securitization trusts were $4.8 million for fiscal 2001. Losses recorded on our books were $2.1 million ($1.5 million from charge-offs through the provision for loan losses and $0.6 million for write downs of REO) and losses absorbed by loan securitization trusts were $2.6 million for fiscal 2000. Losses recorded on our books include losses for loans we hold as available for sale or REO and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                                     June 30,
                                                    -------------------------------------------
                                                        2002            2001           2000
                                                    ------------   -------------   ------------
Delinquencies held as available for sale (a)....    $      5,918   $       3,382   $      2,952
                                                           11.2%            4.0%           6.6%

Available for sale loans and leases in
non-accrual status (b)..........................    $      6,991   $       4,514   $      4,302
                                                           13.2%            5.4%           9.4%

Allowance for losses on available for sale
loans and leases................................    $      3,705   $       2,480   $      1,289
                                                            6.6%            2.9%           2.8%

Real estate owned on balance sheet..............    $      3,784   $       2,322   $      1,659

----------------------------
(a) Delinquent loans and leases held as available for sale are included in total delinquencies in the previously presented "Managed Portfolio Quality" table. Included in total delinquencies are loans in non-accrual status of $5.6 million, $3.2 million, and $2.3 million at June 30, 2002, 2001, and 2000, respectively.

(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table.


         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total managed portfolio were $170.8 million at June 30, 2002 compared to $107.0 million, and $55.8 million at June 30, 2001 and 2000, respectively. Total delinquencies as a percentage of the total managed portfolio were 5.57% at June 30, 2002 compared to 4.13% and 2.91% at June 30, 2001 and 2000, respectively. The increase in delinquencies and delinquency percentages in fiscal 2002 were mainly due to the impact on our borrowers of continued uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers and the seasoning of the managed portfolio. In addition, the delinquency percentage has increased due to increased prepayment rates resulting from refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A leveling in the growth of the managed portfolio as a result of higher prepayment rates and decreases in the origination of new loans also contributed to the increase in the delinquency percentage in fiscal 2002 from 2001. The increase in delinquencies and delinquency percentages in fiscal 2001 from 2000 was mainly due to the seasoning of the managed portfolio together with the slowing of the growth in the origination of new loans and the resulting slow down of the growth of the managed portfolio. As the managed portfolio continues to season, and if our economy continues to lag or worsen, the delinquency rate may continue to increase. Delinquent loans and leases held as available for sale on our balance sheet increased from $3.4 million at June 30, 2001 to $5.9 million at June 30, 2002 primarily due to repurchases of loans from our mortgage securitization trusts.

         Real estate owned. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $34.0 million, or 1.11%, of the total managed portfolio at June 30, 2002 compared to $28.4 million, or 1.10%, and $13.1 million, or 0.68%, at June 30, 2001 and 2000, respectively. The increase in the volume of REO was mainly due to the growth and seasoning of the managed portfolio together with a concerted effort by management to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. The acceleration of the foreclosure process had caused a substantial increase in the balance of properties classified as REO during fiscal 2001. We are now implementing processes to decrease the cycle time in the disposition of REO properties. Part of this strategy employed in the fourth quarter of fiscal 2002 includes bulk sales of REO properties as evidenced by the leveling of REO as a percentage of the managed portfolio. We continue to add additional personnel to streamline the process of liquidating REO properties and seek opportunities such as bulk sales to decrease the time REO properties are carried. Reducing the time properties are carried reduces carrying costs for interest on funding the cost of the property, legal fees, taxes, insurance and maintenance related to these properties. As our portfolio seasons and if our economy continues to lag or worsen, the REO balance may to continue to increase. REO held by us on our balance sheet increased from $2.3 million at June 30, 2001 to $3.8 million at June 30, 2002 primarily due to repurchases of foreclosed loans from our mortgage securitization trusts.

         Loss experience. During the year ended June 30, 2002, we experienced net loan and lease charge-offs in our total managed portfolio of $16.9 million. On an annualized basis, during fiscal 2002, net loan and lease charge-offs were 0.60% of the total managed portfolio. During fiscal 2001, we experienced net loan and lease charge-offs in our total managed portfolio of $11.9 million, or 0.53% of the average total managed portfolio. For fiscal 2000, net loan and lease charge-offs in our total managed portfolio were $4.7 million, or 0.31% of the average total managed portfolio. Principal loss severity experience on delinquent loans generally has ranged from 5% to 20% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. The increase in net charge-offs from the prior periods were due to a larger volume of loans and leases that became delinquent, and or, were liquidated during the period as well as the seasoning of the managed portfolio. As noted above, we have attempted to reduce the time a loan remains in seriously delinquent status until the sale of an REO property in order to reduce carrying costs on the property. The increase in the charge-off percentage was partially offset by reductions in our carrying costs due to the acceleration of the timing of the disposition of REO. See Results of Operations -- Summary of Loans Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity. See "-- Securitizations" for more detail on credit loss assumptions used to estimate the fair value of our interest-only strips and servicing rights compared to actual loss experience.

         Real estate values have generally continued to increase in recent periods and their increases have exceeded the rate of increase of many other types of investments in the current economy. If in the future this trend reverses and real estate values begin to decline our loss severity could increase. See "Risk factors -- A decline in the value of collateral securing our loans could result in an increase in losses on foreclosure, which could reduce our profitability and limit our ability to repay our subordinated debt" for further detail of the effect that declining real estate values could have on our business.

Interest Rate Risk Management

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in interest rate swap yields, U.S. Treasury yields, one-month LIBOR yields and the interest rate spread between the effective rate of interest received on loans available for sale or securitized (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through interest rate to investors for interests issued in connection with securitizations. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and maintain our profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans available for sale, interest-only strips, servicing rights and subordinated debt). We would address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible.

         A component of our interest rate risk exposure relates to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The structure of certain securitization trusts includes a floating interest rate certificate tranche, which pays interest based on one-month LIBOR plus an interest rate spread. Floating interest rate tranches in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders.

         A rising interest rate environment could unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor interest rate spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing interest rate spreads on our securitized loans, which would reduce our cash flows. See "-- Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

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

                                                                       Amount Maturing After June 30, 2002
                                                  -----------------------------------------------------------------------------
                                                   Months    Months    Months    Months    Months    There-             Fair
                                                  1 to 12   13 to 24  25 to 36  37 to 48  49 to 60    after     Total   Value
                                                  --------  --------  --------  --------  --------  --------  -------- --------
Rate Sensitive Assets:
Loans and leases available for sale (a) ......    $ 54,887  $     94  $    106   $   120   $   137  $  6,306  $ 61,650 $ 62,512
Interest-only strips..........................      83,990   122,889   107,169    93,606    75,950   270,273   753,877  512,611
Servicing rights..............................      40,980    32,952    25,961    20,333    15,941    51,907   188,074  125,921
Investments held to maturity..................          87        98       120       178       419        15       917      989

Rate Sensitive Liabilities:
Fixed interest rate borrowings................    $367,111  $141,638  $ 90,740   $19,069   $ 9,534  $ 27,628  $655,720 $654,726
Average interest rate.........................       9.50%     9.76%    10.40%    11.93%    10.80%    11.66%     9.94%
Variable interest rate borrowings.............    $  6,357  $    190  $    606   $ 1,053   $    55  $    225  $  8,486 $  8,486
Average interest rate.........................       3.79%     3.58%     3.58%     3.58%     3.58%     3.58%     3.73%

----------------------------
(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than three months prior to securitization.

         Loans Available for Sale. Gain on sale of loans may be unfavorably impacted to the extent fixed interest rate available for sale mortgage loans are held prior to securitization. A significant variable affecting the gain on sale of loans in a securitization is the interest rate spread between the average interest rate on fixed interest rate loans, and the weighted-average pass-through interest rate to investors for interests issued in connection with the securitization. Although the average loan interest rate is fixed at the time the loan is originated, the pass-through interest rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Generally, the period between loan origination and pricing of the pass-through interest rate is less than 3 months. If market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor could have a material adverse effect on our results of operations and financial condition. We estimate that each 0.1% reduction in the interest rate spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.25%. See "-- Strategies for use of Derivative Financial Instruments" for further detail of our interest rate risk management for available for sale loans.

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At June 30, 2002, $188.2 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 6.6% of total debt issued by mortgage loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of June 30, 2002, the interest rate sensitivity for $102.6 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for use of Derivative Financial Instruments" for further detail.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. Currently, approximately 90-95% of business loans and 85-90% of home equity loans in the total managed portfolio are subject to prepayment fees. However, higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights is periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience and adjusted if warranted. See "-- Securitizations" for further information regarding these assumptions and the impact of prepayments during this period.

         Subordinated Debt. We also experience interest rate risk to the extent that as of June 30, 2002 approximately $288.6 million of our liabilities were comprised of fixed interest rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

         Strategies for Use of Derivative Financial Instruments. From time to time derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest rates between the date loans are originated and the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. Generally, the period between loan origination and pricing of the pass-through interest rate is less than 3 months. Derivative financial instruments we use for hedging changes in fair value due to interest rate changes may include interest rate swaps, futures and forward contracts. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans or our residual interests in mortgage loans in our mortgage conduit facility, which we would expect to be included in a term securitization at a future date. The mortgage loans and mortgage loans underlying residual interests in mortgage pools consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities to match the maturities of the interest rate pass-through certificates. We may hedge potential interest rate changes in interest rate swap yield curves with Eurodollar futures, forward treasury sales, interest rate swaps or derivative contracts of similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The fair value of derivative financial instruments are based on quoted market prices. The fair value of the items hedged are based on current pricing of these assets in a securitization. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item would no longer be recognized as an adjustment to income.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in the fair value will be recognized in earnings immediately.

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

         We recorded cash losses on the fair value of derivative financial instruments of $9.4 million, $4.3 million and $2.1 million during the years ended June 30, 2002, 2001 and 2000, respectively, which were offset by securitization gains during the periods. Any ineffectiveness related to hedging transactions during the periods was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged.

         There were no derivative contracts accounted for as hedges at June 30, 2002 or 2001. Outstanding derivative contracts by items hedged and associated unrealized losses as of June 30, 2000 were as follows (in thousands):

                                         Eurodollar       Forward
                                          Futures        Treasury
                                         Contracts         Sales           Total
                                         ----------      ---------      ----------
Loans available for sale:
  Notional Amount......................  $   20,000     $       --      $   20,000
  Unrealized Losses....................         (54)            --             (54)
Mortgage Conduit Facility
  Assets:
  Notional Amount......................      25,000         35,000          60,000
  Unrealized Losses....................         (19)          (114)           (133)
Loan Commitments:
  Notional Amount......................      20,000         10,000          30,000
  Unrealized Losses....................         (25)           (23)            (48)
                                         ----------      ---------      ----------
Total:
  Notional Amount......................  $   65,000      $  45,000      $  110,000
  Unrealized Losses....................         (98)          (137)           (235)
                                         ==========      =========      ==========

         In addition to the above derivative contracts, at June 30, 2000, we had an obligation to satisfy a mortgage securitization prefund requirement of $67.9 million, which was satisfied in July 2000. There were no such obligations at June 30, 2002 or 2001.

         Generally, we do not enter into derivative financial instrument contracts for trading purposes. However, we have entered into a derivative financial instrument contract, which we have not designated as an accounting hedge and is therefore accounted for as a trading asset or liability. This contract was designed to reduce our exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The structure of certain securitization trusts includes a floating interest rate tranche based on one-month LIBOR plus an interest rate spread. Floating interest rate tranches in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders. In order to manage this exposure we have entered into an interest rate swap agreement to lock in a fixed interest rate on our third quarter fiscal 2002 securitization's variable rate tranche. The swap agreement requires a net cash settlement on a monthly basis of the difference between the fixed interest rate on the swap and the LIBOR paid on the certificates. The fair value of this swap agreement is based on estimated market values for the sale of the contract provided by a third party. For the year ended June 30, 2002, we recorded $0.7 million in losses on this swap contract due to decreases in the interest rate swap yield curve. Of the total losses recognized during the period, $0.5 million are unrealized losses representing the net change in the fair value of the contract at June 30, 2002 and $0.2 million are cash losses. The net unrealized loss of $0.5 million is included in other liabilities. Our interest-only strips are held as available for sale securities and therefore changes in the fair value of the interest-only strips are recorded as a component of equity unless the fair value of the interest-only strips falls below its cost basis, which would require a write down through current period income.

         Terms of the interest rate swap agreement at June 30, 2002 were as follows (dollars in thousands):

             Notional amount......................  $     102,642
             Rate received - Floating (a).........           1.84%
             Rate paid - Fixed....................           2.89%
             Maturity date........................     April 2004
             Unrealized loss......................  $         461
             Sensitivity to 0.1% change in
               interest rates.....................  $          93

(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate tranche at the end of the period.

         Derivative transactions are measured in terms of a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but, is only used as a basis to determine fair value, which is recorded on the balance sheet, and to determine interest and other payments between the counterparties. Our exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. We attempt to manage this exposure by limiting our derivative financial instruments to those traded on major exchanges and our counterparties are major financial institutions. At June 30, 2002, we held no derivative financial instruments in a gain position.

         In the future, we may expand the types of derivative financial instruments we use to hedge interest rate risk to include other types of derivative contracts. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. Hedging involves transaction and other costs that could increase as the period covered by the hedging protection increases. Although it is expected that such costs would be offset by income realized from securitizations in that period or in future periods, we may be prevented from effectively hedging fixed interest rate loans held for sale without reducing income in current or future periods. In addition, while Eurodollar rates, interest rate swap yield curves and the pass-through interest rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions (e.g. the so-called Russian Crisis in the later part of 1998).

Liquidity and Capital Resources

         Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash needs. We have used a substantial portion of our funding sources to build our managed portfolio and investments in securitization residual assets with the expectation that they will generate sufficient cash flows in the future to cover our operating requirements, including repayment of maturing subordinated debt. Our cash needs change as the managed portfolio grows, as our interest-only strips grow and release more cash, as subordinated debt matures, as operating expenses change and revenues increase. Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our cash requirements include funding loan originations and capital expenditures, repaying existing subordinated debt, paying interest expense and operating expenses, and in connection with our securitizations, funding overcollateralization requirements and servicer obligations. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated).

         Following is a summary of future payments on our contractual obligations as of June 30, 2002 (in thousands):

                                                     Less than       1 to 3          4 to 5        After
Obligation                             Total           1 year         years           years        5 years
-------------------------------     -----------     -----------    -----------     ---------     ----------
Subordinated debt..............       $ 655,720      $ 367,111      $ 232,377      $ 28,603       $ 27,629
Accrued interest - subordinated
   debt (a) ...................          43,017         24,267         12,726         3,002          3,022
Warehouse and operating lines
   of credit...................           8,486          8,486             --            --             --
Operating leases...............           5,922          4,712          1,210            --             --
                                      ---------      ---------      ---------      --------       --------
Total obligations..............       $ 713,145      $ 404,576      $ 246,313      $ 31,605       $ 30,651
                                      =========      =========      =========      ========       ========

-------------------
(a) This table reflects interest payment terms elected by subordinated debt holders as of June 30, 2002. In accordance with the terms of the subordinated debt offering, subordinate debt holders have the right to change the timing of the interest payment on their notes once during the term of their investment.

         The following discussion of liquidity and capital resources should be read in conjunction with the discussion of the Application of Critical Accounting Policies.

         When loans are sold through a securitization, we retain the rights to service the loans. As the servicer of securitized loans we are obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in the trusts' collection account, then from our operating cash if there are insufficient funds in the trusts' collection account. These advances, including those made from the trusts' collection account, which if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on balance sheet. However, these advances have priority of repayment from the succeeding month's mortgage loan payments to the trusts.

         While we are under no obligation to do so, at times we elect to repurchase delinquent loans from the securitization trusts, some of which may be in foreclosure. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses for these repurchased loans is included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 140 or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited by contract. See "-- Results of Operations -- Summary of Loans Repurchased from Mortgage Loan Securitization Trusts" for further detail of our repurchase activity.

         Cash flow from operations, the issuance of subordinated debt, and lines of credit fund our operating cash needs. Loan originations are funded through borrowings against warehouse credit facilities and sales into an off-balance sheet facility. Each funding source is described in more detail below.

         Cash flow from operations. One of our corporate goals is to achieve positive cash flow from operations. However, we cannot assure you that we will achieve our projections regarding declining negative cash flow or positive cash flow from operations. The achievement of this goal is dependent on our ability to:

         o Manage levels of securitizations to maximize cash flows cash received at closing and subsequently from interest-only strips and servicing rights;
         o Continue to grow a portfolio of mortgage loans which will ultimately generate income and cash flows through our servicing activities and the residual interests we hold in the securitized loans;
         o Build on our established approaches to underwriting loans, servicing and collecting loans and managing credit risks in order to control delinquency and losses;
         o Continue to invest in technology and other efficiencies to reduce per unit costs in our loan originations and servicing process, and
         o    Control overall expense increases.

         Our cash flow from operations is negatively impacted by a number of factors. The growth of our loan originations negatively impacts our cash flow from operations because we must bear the expenses of the origination but generally do not recover the cash outflow from these expenses until we securitize or sell the underlying loans. With respect to loans securitized, we may be required to wait more than one year to recover the cash outflow from loan origination expenses through cash inflows from our residual assets retained in securitization. A second factor, which negatively impacts our cash flow, is an increase in market interest rates. If market interest rates increase, the interest rates that investors demand on the certificates issued by securitization trusts will also increase. The increase in interest rates paid to investors reduces the cash we will receive from our interest-only strips. Although we may have the ability, in a rising interest rate market, to charge higher loan interest rates to our borrowers, competition, laws and regulations and other factors may limit or delay our ability to do so.

         Even though our loan origination and servicing operations have expanded during fiscal 2002, negative cash flow from operations decreased $76.3 million, or 85.1%, for the year ended June 30, 2002 from the prior year. Cash flow from operations for the year ended June 30, 2002 was a negative $13.3 million. Although we expect negative cash flow from operations to continue in the foreseeable future, our goal is to continue to reduce our negative cash flow from operations from historical levels and then we expect that our cash flow from operations will become positive. However, negative cash flow from operations in the next fiscal year may increase from fiscal 2002 because due to the nature of our operations, we generally expect the level of cash flow from operations to fluctuate. The extent of progress in the future compared to the decrease in negative cash flow in fiscal 2002 depends on the items discussed below.

         The decline in negative cash flow from operations for the year ended June 30, 2002 compared to the year ended June 30, 2001, has been achieved through a combination of items. In addition to our focus on controlling overall expense increases and realizing efficiencies from our investments in systems and technology (most significantly in our loan origination areas), the improvement of our cash flow from operations was attributable to three significant factors. First, the cash flow we received from our interest-only-strips grew by $17.8 million in fiscal 2002 from fiscal 2001 due to increases in our securitized portfolio of loans which continue to grow and previous securitizations begin to provide us with additional residual cash and overcollateralization cash. Second, due to increases in interest rate spreads received in our securitizations during fiscal 2002, we were able to structure our securitization transactions to provide additional cash at the closing of the securitization through the sale of trust certificates to investors at a premium or through the sale of notional bonds. In fiscal 2002, we received $32.9 million of additional cash at the closing of our securitizations from the sale of loans at a premium or through the sale of Notional bonds compared to $10.1 million in fiscal 2001. We do not expect to be able to maintain the levels of cash we received at the closing of fiscal 2002 securitizations unless market interest rates remain at, or near, the levels noted throughout fiscal 2002, the market is willing to accept the structure and we can maintain the interest rate spreads achieved in the fiscal 2002 securitizations. Third, in fiscal 2002, we sold an additional $17.9 million of loan receivables through securitizations and whole loan sales, which were held as available for sale at the end of fiscal 2001. The proceeds from this sale increased our operating cash flow in the current year. We do not expect that we would reduce our existing available for sale portfolio in the future. Although negative cash flow from operations in future periods may increase from the level experienced in fiscal 2002, we believe that if our business projections prove accurate, negative cash flow will decline and we will ultimately achieve positive cash flow from operations in the future.

         As was previously discussed, during the year ended June 30, 2002, our actual prepayment experience on our managed portfolio was generally higher than our average historical levels for prepayments. Prepayments result in decreases in the size of our managed portfolio and decreases in the expected future cash flows to us from our interest-only strips and servicing rights. However, due to the favorable interest rate spreads, favorable overcollateralization requirements and levels of cash received at closing on our more recent securitizations we do not believe our recent increase in prepayment experience will have a significant impact on our expected cash flows from operations.

         Credit facilities. Borrowings against warehouse credit facilities represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by loan receivables. These credit facilities provide the primary funding source for loan originations. The ultimate sale of the loans through securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. We also have a committed mortgage conduit facility, which enables us to sell our loans into an off-balance sheet facility. In addition, we have the availability of revolving credit facilities, which may be used to fund our operations. These credit facilities are generally extended for a one-year term before the renewal of the facility must be re-approved by the lender. We periodically review our expected future credit needs and negotiate credit commitments for those needs as well as excess capacity in order to allow us flexibility in the timing of the securitization of our loans.

         The following is a description of the warehouse and operating lines of credit and mortgage conduit facilities which were available to us at June 30, 2002:



                                                                                          Amount          Amount
                                                                           Amount      Utilized On-    Utilized Off-
                                                                         Committed     Balance Sheet   Balance Sheet
                                                                         ---------     -------------   -------------
                                                                                       (in thousands)
Revolving credit  and conduit facilities:
   Mortgage conduit facility, expiring July 2003 (a)...............      $ 300,000       $       Na      $   54,925
   Warehouse revolving line of credit, expiring November 2002 (b)..        200,000               --              Na
   Warehouse revolving line of credit, expiring March 2003 (c).....        100,000               --              Na
   Warehouse and operating revolving line of credit, expiring
     December 2002 (d).............................................         50,000            6,171              Na
   Warehouse revolving line of credit, expiring October 2003 (e)...         25,000              187              Na
   Operating revolving line of credit, expiring January 2003 (f)...          1,200               --              Na
                                                                         ---------       ----------      ----------
Total revolving credit facilities..................................        676,200            6,358          54,925
Other facilities:
   Commercial paper conduit for lease production, maturity
     matches underlying leases (g).................................          2,397            2,128             269
                                                                         ---------       ----------      ----------
Total credit facilities............................................      $ 678,597       $    8,486      $   55,194
                                                                         =========       ==========      ==========

Na - not applicable for facility

(a) $300.0 million mortgage conduit facility. The facility provides for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "-- Application of Critical Accounting Policies" for further discussion of the off-balance sheet features of this facility.

(b) $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. The interest rate on the facility is based on one-month LIBOR plus a margin. Advances under this facility are collateralized by pledged loans.

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

(d) $50.0 million warehouse and operating credit facility with JP Morgan Chase Bank. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans, REO, and advances to securitization trusts. Advances on this line for general operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trusts 1997-2 and 1998-3.

(e) $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on one-month LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans.

(f) $1.2 million revolving line of credit facility from Firstrust Savings Bank. The obligations under this facility are collateralized by the cash flows from our investment in the ABFS 99-A lease securitization trust. The interest rate on the advances from this facility is one-month LIBOR plus a margin.

(g) The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases.

         The warehouse credit agreements require that we maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits, which we must meet to enable us to continue to draw on that particular line of credit. At June 30, 2002, we were in compliance with the terms of all financial covenants. Some of our financial covenants have minimal flexibility and we cannot say with certainty that we will continue to comply with the terms of all debt covenants. If we do not comply with the debt covenants in one of our credit facilities, we can utilize excess capacity in our other credit facilities for loan funding, request a waiver from our lender or request a renegotiation of the terms of the agreement in order to allow us to continue to draw down on the facility. While there can be no assurance that a waiver or modification of terms would be granted us should one be requested, in fiscal 2002 we did ask for and obtained a modification of certain financial covenants under our revolving credit facilities with Residential Funding Corporation and Triple-A One Funding Corp.

         Subordinated debt securities. The issuance of subordinated debt funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund growth and to partially fund maturities of subordinated debt. In addition, at times we may elect to utilize proceeds from the issuance of subordinated debt to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During fiscal 2002, we sold $117.8 million in principal amount of subordinated debt securities, net of redemptions compared to $147.3 million in fiscal 2001. The debt had maturities of up to ten years with an average maturity of 21 months in fiscal 2002 compared to 19 months in fiscal 2001. The reduction in the level of subordinated debt sold was a result of our focus on becoming cash flow positive and reducing our reliance on subordinated debt.

         We registered $325.0 million of subordinated debt under a registration statement, which was declared effective by the Securities and Exchange Commission on October 16, 2001. As of June 30, 2002, $84.7 million of this debt was available for future issuance. We are in the process of registering a new offering for an additional $315.0 million of subordinated debt. There can be no assurance given as to when the Securities and Exchange Commission will declare this registration statement effective.

         We intend to meet our obligation to repay such debt and interest as it matures with cash flow from operations, cash flows from interest-only strips and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations. Our cash balances are sufficient to cover approximately 27.7% of the $391.4 million of subordinated debt and accrued interest maturities due within one year. Cash balances were $108.6 million at June 30, 2002, up from $91.1 million at June 30, 2001.

         The current low interest rate environment has provided an opportunity to reduce the interest rates and extend the maturities offered on our subordinated debt. The weighted-average interest rate of our subordinated debt issued in the month of June 2002 was 8.39% and 60.5% of that debt was for terms of 24 months or longer, compared to debt issued in June 2001 which had a weighted-average interest rate of 9.52% and 47.6% with terms of 24 months or longer. Debt issued at our peak rate, which was in February 2001, was at a rate of 11.85% and only 36.7% was for terms of 24 months or longer.

         Sales into special purpose entities and off-balance sheet facilities. We continue to significantly rely on access to the asset-backed securities market through securitizations to provide permanent funding of our loan production. Asset securitizations are one of the most common off-balance sheet arrangements to apply special purpose entities, such as securitization trusts, in their structures. The securitization trusts sell certificates to third party investors which generate cash proceeds for the repayment of borrowings under warehouse and credit facilities. The off-balance sheet trusts' activities are restricted to holding title to the loan collateral, issuing certificates to investors and distributing loan payments to the investors and us in accordance with the agreement. We also retain the right to service the loans. Residual cash from the loans after required principal and interest payments are made to the investors provide us with cash flows from our interest-only strips. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt and our operating cash needs.

         As of June 30, 2002 and 2001, there are loans with an aggregate principal balance of $2.9 billion and $2.4 billion in 22 separate off-balance sheet entities which have $2.8 billion and $2.3 billion in investor certificates outstanding, respectively. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and are not required to make any additional investments in the trusts. See "-- Securitizations -- Summary of Selected Mortgage Loan Securitization Trust Information" for detail of the composition of each securitization trust.

         Other liquidity considerations. A failure to renew or obtain adequate funding under a warehouse credit or conduit facility, offerings of subordinated debt, or any substantial reduction in the size or pricing in the markets for loans, could have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail loan production activities or sell loans rather than securitize them, thereby having a material adverse effect on our results of operations and financial condition.

         A significant portion of our loan originations are non-conforming mortgages to subprime borrowers. Some participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization interest-only strips and servicing rights due to the effects of increased delinquencies, increased credit losses and increased prepayment rates. As a result, some competitors have exited the business or have recorded valuation allowances or write downs for these conditions. Due to these circumstances, some participants experienced restricted access to capital required to fund loan originations and have been precluded from participation in the asset-backed securitization market. However, we have maintained our ability to obtain funding and to securitize loans. Factors that have minimized the effect of adverse market conditions on our business include our ability to originate loans through established retail channels, focus on credit underwriting, assess prepayment fees on loans, diversify lending in the home equity and business loan markets and raise capital through sales of subordinated debt securities pursuant to a registered public offering. Subject to economic, market and interest rate conditions, we intend to continue to transact additional securitizations for future loan originations. Any delay or impairment in our ability to securitize loans, as a result of market conditions or otherwise, could adversely affect our liquidity and results of operations.

         Our June 2002 securitization was structured as a senior / subordinated certificate structure which provides credit enhancement for senior certificates by the subordinated certificates. This structure provided us with lower overcollateralization requirements among other benefits. We have been notified that we do not qualify as a select servicer under some of the financial requirements of a rating agency. If we desire to enter into future securitizations structured as senior / subordinated certificate transactions, we will be required to enter into an agreement with an alternate servicer who would, among other responsibilities, assume our responsibilities for servicing that securitization trust's loans should we be unable to fulfill our servicing obligations. We do not anticipate that this servicing agreement requirement will limit our ability to structure future securitizations as a senior / subordinated structure or that the additional cost to structure such securitizations would be material. Additionally, other structures could be available to us including an insured structure, which is the structure of our securitizations from 1996 to March of 2002.

         A further decline in economic conditions, continued instability in financial markets or further acts of terrorism in the United States may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debt securities, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent the United States experiences an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to effectively hedge our loan portfolio against market interest rate changes which could cause reduced profitability. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired.

Related Party Transactions

         We have a loan receivable from our Chairman and Chief Executive Officer, Anthony J. Santilli, for $0.6 million, which was an advance for the exercise of stock options to purchase 247,513 shares of our common stock in 1995. The loan is due in September 2005 (earlier if the stock is disposed of). Interest at 6.46% is payable annually. The loan is secured by 247,513 shares of our common stock, and is shown as a reduction of stockholders' equity in our financial statements.

         On April 2, 2001, we awarded 3,025 shares of our common stock to Richard Kaufman, our director, as a result of services rendered in connection with our stock repurchases.

         We employ members of the immediate family of some of our directors and executive officers in various non-corporate executive positions. We believe that the salaries we pay these individuals are competitive with salaries paid to other employees in similar positions in our organization and in our industry.

         Additionally, we have business relationships with other related parties, including family members of directors and officers, through which we have purchased appraisal services, office equipment and real estate advisory services. None of our related party transactions, individually or collectively, are material to our results of operations.

Office Facilities

         We lease our corporate headquarters facilities in Bala Cynwyd, Pennsylvania under a five-year operating lease expiring in July 2003 at a minimum annual rental of approximately $2.9 million. We lease additional space in Bala Cynwyd under a five-year lease expiring November 2004 at an annual rental of approximately $0.7 million. We also lease a facility in Roseland, New Jersey under an operating lease expiring July 2003 at an annual rental of $0.8 million. The Roseland lease has a renewal provision at an increased annual rental. In addition, branch offices are leased on a short-term basis in various cities throughout the United States. The leases for the branch offices are not material to operations.

Recent Accounting Pronouncements

         Set forth below are accounting pronouncements that may have a future effect on operations. The following descriptions or recent pronouncements should be read in conjunction with the significant accounting policies, which have been adopted that are set forth in Note 1 of the notes to the consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. See "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments" for a discussion of the impact of SFAS No. 133.

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

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard in the fourth quarter of the fiscal year ended June 30, 2001 did not have a material effect on our financial condition or results of operations and is not expected to have a material effect on our financial condition or results of operations in future periods. However, the new standard requires that we record the obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase loans whether or not we actually repurchase the loans. These rights to repurchase loans are recorded in Loan receivables - Available for sale, at the estimated fair value of the loans with a corresponding obligation in Other liabilities at the loans outstanding principal balance, which would be the repurchase price of the loan should we choose to repurchase the loan.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets in financial statements upon their acquisition, and the accounting of goodwill and other intangible assets after they have been initially recognized in the financial statements. In addition, SFAS No. 142 requires additional financial statement disclosure for goodwill and other intangibles. Under the new standard, amortization of goodwill and intangible assets with an indefinite useful life was discontinued. After a transitional impairment test, goodwill and intangible assets will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. Early application was permitted for entities with fiscal years beginning after March 15, 2001. We adopted the new standard on July 1, 2001.

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

         For the year ended June 30, 2001 and 2000, we recorded amortization of goodwill in the amount of $1.3 million and $1.2 million, respectively. Adjusted to exclude amortization of goodwill, net income and diluted net income per share for the year ended June 30, 2001 were $8.9 million and $2.29 and for the year ended June 30, 2000 were $7.2 million and $1.69, respectively.

         In June 2002, the FASB issued a proposed interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." The proposal provides guidance on consolidation by a business enterprise of special purpose entities, referred to as SPE's. The proposal defines the primary beneficiary of an SPE as a business enterprise that has a controlling financial interest in the SPE. The proposal requires that the primary beneficiary of an SPE consolidate an SPE's assets, liabilities and results of the activities of the SPE in their financial statements and provide certain disclosures regarding both consolidated and unconsolidated SPE's. SPE's whose structures effectively disburse risk would not be required to be consolidated by any party. Although we use SPE's extensively in our loan securitization activities, the proposal, if adopted as written, will not affect our current consolidation policies for SPE's. The proposed interpretation does not change the guidance incorporated in SFAS No. 140 which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. The proposal as currently contemplated will therefore have no effect on our financial condition or results of operations and would not be expected to effect it in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures About Market Risk is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

Item 8. Financial Statements

Index to Consolidated Financial Statements                                  Page
------------------------------------------                                  ----
Report of Independent Certified Public Accountants.........................   97
Consolidated Balance Sheets as of June 30, 2002 and 2001...................   98
Consolidated Statements of Income for the years ended
         June 30, 2002, 2001 and 2000......................................   99
Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 2002, 2001 and 2000......................................  100
Consolidated Statements of Cash Flow for the years ended
         June 30, 2002, 2001 and 2000......................................  101
Notes to Financial Statements..............................................  103

Report of Independent Certified Public Accountants



American Business Financial Services, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of American Business Financial Services, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flow for each of the years in the three-year period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flow for each of the years in the three-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman LLP

BDO Seidman LLP
Philadelphia, Pennsylvania
August 23, 2002

                            American Business Financial Services, Inc. and Subsidiaries

                                             Consolidated Balance Sheets

                                                                                    June 30,
                                                                            2002               2001
                                                                     ---------------------------------------
                                                                         (dollar amounts in thousands)
Assets
Cash and cash equivalents                                              $      108,599     $       91,092
Loan and lease receivables, net
    Available for sale                                                         61,650             83,241
    Interest and fees                                                          12,292             16,549
Interest-only strips (includes the fair value of
    overcollateralization related cash flows of $236,629 and
    $183,087 at June 30, 2002 and 2001)                                       512,611            398,519
Servicing rights                                                              125,288            102,437
Receivable for sold loans                                                       5,055             14,157
Prepaid expenses                                                                3,640              3,457
Property and equipment, net                                                    18,446             20,750
Other assets                                                                   28,794             36,285
                                                                     ---------------------------------------
Total assets                                                           $      876,375     $      766,487
                                                                     =======================================
Liabilities
Subordinated debt                                                      $      655,720     $      537,950
Warehouse lines and other notes payable                                         8,486             51,064
Accrued interest payable                                                       43,069             32,699
Accounts payable and accrued expenses                                          13,690              8,324
Deferred income taxes                                                          35,124             30,954
Other liabilities                                                              50,908             38,634
                                                                     ---------------------------------------
Total liabilities                                                             806,997            699,625
                                                                     ---------------------------------------
Stockholders' equity
Preferred stock, par value $.001, authorized, 1,000,000 shares;
    Issued and outstanding, none                                                    -                  -
Common stock, par value $.001, authorized, 9,000,000 shares, issued: 3,645,192 shares in 2002 and 3,645,092 shares in 2001
    (including Treasury shares of 801,823 in 2002 and 379,648 in
    2001)                                                                           4                  4
Additional paid-in capital                                                     23,985             23,984
Accumulated other comprehensive income                                         11,479             10,337
Retained earnings                                                              47,968             43,922
Treasury stock, at cost                                                       (13,458)           (10,785)
                                                                     ---------------------------------------
                                                                               69,978             67,462
Note receivable                                                                  (600)              (600)
                                                                     ---------------------------------------
Total stockholders' equity                                                     69,378             66,862
                                                                     ---------------------------------------
Total liabilities and stockholders' equity                             $      876,375     $      766,487
                                                                     =======================================

See accompanying notes to financial statements.

                            American Business Financial Services, Inc. and Subsidiaries

                                          Consolidated Statements of Income

                                                                       Year ended June 30,
                                                             2002              2001             2000
                                                       -----------------------------------------------------
                                                                   (dollar amounts in thousands
                                                                      except per share data)
Revenues
Gain on sale of loans and leases                            $  185,580         $ 128,978        $  90,380
Interest and fees                                               21,338            22,582           19,400
Interest accretion on interest-only strips                      35,386            26,069           16,616
Servicing income                                                 5,483             5,700            4,239
Other income                                                       114                 7               11
                                                       -----------------------------------------------------
Total revenues                                                 247,901           183,336          130,646
                                                       -----------------------------------------------------
Expenses
Interest                                                        68,683            56,547           38,122
Provision for credit losses                                      6,457             5,190            2,045
Employee related costs                                          36,313            28,897           12,847
Sales and marketing                                             25,958            24,947           25,336
General and administrative                                      74,887            54,570           29,331
Interest-only strips fair value adjustment                      22,053                 -           12,603
                                                       -----------------------------------------------------
Total expenses                                                 234,351           170,151          120,284
                                                       -----------------------------------------------------
Income before provision for income taxes                        13,550            13,185           10,362
Provision for income taxes                                       5,691             5,274            3,938
                                                       -----------------------------------------------------
Income before cumulative effect of a change in
  accounting principle                                           7,859             7,911            6,424
Cumulative effect of a change in accounting principle                -               174                -
                                                       -----------------------------------------------------
Net income                                                  $    7,859         $   8,085        $   6,424
                                                       =====================================================
Earnings per common share
Income before cumulative effect of a change in
  accounting principle:
    Basic                                                   $     2.68         $    2.08        $    1.55
    Diluted                                                 $     2.49         $    2.04        $    1.51
Net income:
    Basic                                                   $     2.68         $    2.13        $    1.55
    Diluted                                                 $     2.49         $    2.08        $    1.51
Average common shares (in thousands):
    Basic                                                        2,934             3,797            4,143
    Diluted                                                      3,155             3,885            4,246

See accompanying notes to financial statements.

                            American Business Financial Services, Inc. and Subsidiaries

                                  Consolidated Statements of Stockholders' Equity

                                                    Common Stock
                                             ---------------------------                Accumulated
                                               Number of                 Additional        Other
                                                Shares                     Paid-In     Comprehensive     Retained
                                              Outstanding     Amount       Capital         Income        Earnings
                                             ------------------------------------------------------------------------
Balance, June 30, 1999                            4,339      $   3        $ 23,339      $   3,354        $  33,596
Comprehensive income:
    Net income                                        -          -               -              -            6,424
    Unrealized gains on interest-only strips          -          -               -          2,104                -
                                             ------------------------------------------------------------------------
Total comprehensive income                            -          -               -          2,104            6,424
Issuance of non-employee stock options                -          -             130              -                -
Exercise of stock options                            77          1             218              -                -
Cash dividends ($0.25 per share)                      -          -               -              -           (1,014)
Repurchase of treasury shares                      (394)         -               -              -                -
Stock dividend (5% of outstanding shares)
     Issuance of treasury shares                      -          -               -              -                -
     Issuance of new shares                           -          -             604              -           (2,156)
                                             ------------------------------------------------------------------------
Balance, June 30, 2000                            4,022          4          24,291          5,458           36,850
Comprehensive income:
    Net income                                        -          -               -              -            8,085
    Unrealized gains on interest-only strips          -          -               -          4,879                -
                                             ------------------------------------------------------------------------
Total comprehensive income                            -          -               -          4,879            8,085
Issuance of non-employee stock options                -          -            (333)             -                -
Cash dividends ($0.26 per share)                      -          -               -              -           (1,013)
Repurchase of treasury shares                      (759)         -               -              -                -
Issuance of new shares                                3          -              26              -                -
                                             ------------------------------------------------------------------------
Balance, June 30, 2001                            3,266          4          23,984         10,337           43,922

Comprehensive income:
    Net income                                        -          -               -              -            7,859
    Unrealized gains on interest-only strips          -          -               -          1,142                -
                                             ------------------------------------------------------------------------
Total comprehensive income                            -          -               -          1,142            7,859
Stock dividend (10% of outstanding shares)            -          -                              -           (2,979)
Cash dividends ($0.28 per share)                      -          -               -              -             (834)
Repurchase of treasury shares                      (423)         -               -              -                -
Exercise of stock options                             1          -               1              -                -
                                             ------------------------------------------------------------------------
Balance, June 30, 2002                            2,844      $   4        $ 23,985      $  11,479        $  47,968
                                             ========================================================================

[RESTUBBED TABLE]


                                                                                Total
                                                  Treasury       Note       Stockholders'
                                                   Stock       Receivable       Equity
                                             ----------------------------------------------
Balance, June 30, 1999                          $   (1,446)     $   (600)     $  58,246
Comprehensive income:
    Net income                                           -             -          6,424
    Unrealized gains on interest-only strips             -             -          2,104
                                             ----------------------------------------------
Total comprehensive income                               -             -          8,528
Issuance of non-employee stock options                   -             -            130
Exercise of stock options                                -             -            219
Cash dividends ($0.25 per share)                         -             -         (1,014)
Repurchase of treasury shares                       (3,994)            -         (3,994)
Stock dividend (5% of outstanding shares)
     Issuance of treasury shares                     1,552             -          1,552
     Issuance of new shares                              -             -         (1,552)
                                             ----------------------------------------------
Balance, June 30, 2000                              (3,888)         (600)        62,115
Comprehensive income:
    Net income                                           -             -          8,085
    Unrealized gains on interest-only strips             -             -          4,879
                                             ----------------------------------------------
Total comprehensive income                               -             -         12,964
Issuance of non-employee stock options                   -             -           (333)
Cash dividends ($0.26 per share)                         -             -         (1,013)
Repurchase of treasury shares                       (6,897)            -         (6,897)
Issuance of new shares                                   -             -             26
                                             ----------------------------------------------
Balance, June 30, 2001                             (10,785)         (600)        66,862

Comprehensive income:
    Net income                                           -             -          7,859
    Unrealized gains on interest-only strips             -             -          1,142
                                             ----------------------------------------------
Total comprehensive income                               -             -          9,001
Stock dividend (10% of outstanding shares)           2,979             -              -
Cash dividends ($0.28 per share)                         -             -           (834)
Repurchase of treasury shares                       (5,652)            -         (5,652)
Exercise of stock options                                -             -              1
                                             ----------------------------------------------
Balance, June 30, 2002                          $  (13,458)     $   (600)     $  69,378
                                             ==============================================

See accompanying notes to financial statements.

                       American Business Financial Services, Inc. and Subsidiaries

                                    Consolidated Statements of Cash Flow

                                                                       Year ended June 30,
                                                             2002              2001             2000
                                                       -----------------------------------------------------
                                                                  (dollar amounts in thousands)
Cash flows from operating activities
Net income                                               $       7,859      $      8,085     $      6,424
Adjustments to reconcile net income to net cash used
    in operating activities:
       Gain on sales of loans and leases                      (185,580)         (128,978)         (90,380)
       Depreciation and amortization                            40,615            30,434           21,452
       Interest accretion on interest-only strips              (35,386)          (26,069)         (16,616)
       Interest-only strips fair value adjustment               22,053                 -           12,603
       Provision for credit losses                               6,457             5,190            2,045
Loans and leases originated for sale                        (1,434,176)       (1,256,090)      (1,174,518)
Proceeds from sale of loans and leases                       1,443,898         1,218,370        1,112,686
Principal payments on loans and leases                          12,654             7,658            9,686
Decrease (increase) in accrued interest and fees on
    loan and lease receivables                                   4,257            (3,547)          (6,139)
Purchase of initial overcollateralization on
    securitized loans                                                -                 -          (11,232)
Required purchase of additional overcollateralization
    on securitized loans                                       (47,271)          (43,945)         (29,925)
Cash flow from interest-only strips                            100,692            82,905           49,508
Increase in prepaid expenses                                      (183)           (1,248)            (538)
Increase in accrued interest payable                            10,370            14,779            9,046
Increase (decrease) in accounts payable and accrued
    expenses                                                     5,366            (5,252)          (4,376)
Accrued interest payable reinvested in subordinated
    debt                                                        31,706            16,026           11,309
Increase in deferred income taxes                                4,595             4,930            6,169
Increase (decrease) in loans in process                            736            (4,012)          10,484
Other, net                                                      (1,969)           (8,841)          (8,202)
                                                       -----------------------------------------------------
Net cash used in operating activities                          (13,307)          (89,605)         (90,514)
                                                       -----------------------------------------------------

Cash flows from investing activities
Purchase of property and equipment, net                         (4,472)           (9,210)         (11,523)
Purchase of investments                                              -                 -             (713)
Principal receipts and maturity of investments                      28               751               32
                                                       -----------------------------------------------------
Net cash used in investing activities                           (4,444)           (8,459)         (12,204)
                                                       -----------------------------------------------------

                            American Business Financial Services, Inc. and Subsidiaries

                                 Consolidated Statements of Cash Flow (continued)


                                                                       Year ended June 30,
                                                             2002              2001             2000
                                                       -----------------------------------------------------
                                                                  (dollar amounts in thousands)

Cash flows from financing activities
Proceeds from issuance of subordinated debt              $     224,062     $     217,694    $     254,281
Redemptions of subordinated debt                              (137,998)          (86,446)         (86,567)
Net (repayments) borrowings on revolving lines of
    credit                                                     (34,077)            8,095          (14,153)
Borrowings on lease funding facility                                 -                 -           12,294
Principal payments on lease funding facility                    (3,345)           (3,866)          (2,955)
Repayments of repurchase agreement                                   -            (3,605)          (1,072)
Repayments of other notes payable                               (5,156)             (402)          (1,963)
Financing costs incurred                                        (1,743)           (4,155)          (5,002)
Exercise of employee stock options                                   1                 -              219
Cash dividends paid                                               (834)           (1,013)          (1,014)
Repurchase of treasury stock                                    (5,652)           (6,897)          (3,994)
                                                       -----------------------------------------------------
Net cash provided by financing activities                       35,258           119,405          150,074
                                                       -----------------------------------------------------

Net increase in cash and cash equivalents                       17,507            21,341           47,356
Cash and cash equivalents at beginning of year                  91,092            69,751           22,395
                                                       -----------------------------------------------------
Cash and cash equivalents at end of year                 $     108,599     $      91,092    $      69,751
                                                       =====================================================

Supplemental disclosures of cash flow information:
Cash paid (net refunds received) during
    the year for:
       Interest                                          $      26,729     $      25,620    $      17,767
       Income taxes                                      $       1,511     $         662    $        (469)

Supplemental disclosure of noncash financing activity:
Noncash transaction recorded in connection with
    acquisition of subsidiary
Decrease in acquisition debt                             $           -     $           -    $        (457)
Decrease in loan and lease receivables                   $           -     $           -    $         457

See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                          Notes to Financial Statements

                                  June 30, 2002


1. Summary of Significant Accounting Policies

Business

American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a diversified financial service organization operating predominantly in the eastern and central portions of the United States. The Company originates loans through a combination of channels including a national processing center located in the Company's centralized operating office in Bala Cynwyd, Pennsylvania, a regional processing center located in Roseland, New Jersey and a network of retail branch offices. The Company, through its principal direct and indirect subsidiaries, originates, sells and services loans to businesses secured by real estate and other business assets, mortgage and home equity loans, typically to credit-impaired borrowers secured by first and second mortgages. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, the Company's operations, investments in systems and technology, and for general corporate purposes including, but not limited to, repurchase of the Company's outstanding common stock.

Effective December 31, 1999 the Company de-emphasized and subsequent to that date, discontinued the equipment leasing origination business but continues to service the remaining portfolio of leases.

Business Conditions

For its ongoing operations, the Company depends upon frequent financings, including the sale of unsecured subordinated debt securities and borrowings under warehouse credit facilities or lines of credit. If it is unable to renew or obtain adequate funding through its sale of subordinated debt securities or under a warehouse credit facility, or other borrowings, the lack of adequate funds would reduce profitability. To the extent that the Company is not successful in maintaining or replacing existing subordinated debt securities upon maturity, it may have to limit loan originations or sell loans earlier than intended and restructure its operations. Limiting originations or earlier sales of loans could reduce profitability. The Company has historically experienced negative cash flow from operations since 1996 primarily because in general, its business strategy of selling loans through securitization has not generated cash flow immediately. Although in the year ended June 30, 2002, negative cash flow from operations has declined from prior years, the Company expects this negative cash flow from operations to continue in the

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

foreseeable future. If the Company continues to experience negative cash flows from operations, its ability to make principal and interest payments due under the terms of the subordinated debentures could be impaired. At June 30, 2002, there were approximately $367.1 million of subordinated debentures which will mature through June 30, 2003.

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of ABFS and its subsidiaries (all of which are wholly owned). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, among other things, estimated prepayment, credit loss and discount rates on interest-only strips and servicing

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Basis of Financial Statement Presentation (continued)

rights, estimated servicing revenues and costs, valuation of real estate owned, the net recoverable value of interest and fee receivables and determination of the allowance for credit losses.

Certain prior period financial statement balances have been reclassified to conform to current period presentation. All outstanding shares, average common shares, earnings per common share and stock option amounts have been retroactively adjusted to reflect the effect of a 10% stock dividend declared August 21, 2002 and amounts reported for June 30, 2001 and 2000 have been retroactively adjusted to reflect the effect of a 10% stock dividend declared October 1, 2001. See Note 10 for further description.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments with an initial maturity of three months or less. The Company held restricted cash balances of $9.0 million and $6.4 million related to borrower escrow accounts at June 30, 2002 and 2001, respectively.

Loan and Lease Receivables

Loan and lease receivables - Available for sale are loans and leases the Company plans to sell or securitize and are carried at the lower of aggregate cost (principal balance, including unamortized origination costs and fees) or fair value. Fair value is determined by quality of credit risk, types of loans originated, current interest rates, economic conditions, and other relevant factors.

Loan and lease receivables - Interest and fees are comprised mainly of accrued interest and fees on loans and leases that are less than 90 days delinquent. These amounts are carried at their estimated net recoverable value.

Allowance for Credit Losses

The Company's allowance for credit losses on available for sale loans and leases is maintained to account for loans and leases that are delinquent and are expected to be ineligible for sale into a securitization, delinquent loans that have been repurchased from securitization trusts and to account for estimates for credit losses on loans and leases that are current. The allowance is calculated based upon management's estimate of its ability to collect on outstanding loans and leases based upon a variety of factors, including but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers'

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses (continued)

ability to repay and collateral considerations. Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan and lease charge-offs reduce the allowance.

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

Interest-Only Strips

The Company sells a majority of its originated loans through securitizations. In connection with these securitizations, the Company receives cash and an interest-only strip, which represents the Company's retained interest in the securitized loans. As a holder of the interest-only strips, the Company is entitled to receive certain excess (or residual) cash flows and overcollateralization cash flows, which are derived from payments made to a trust from the securitized loans after deducting payments to investors in the securitization trust and other miscellaneous fees. These retained interests are carried at their fair value. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on the pools of loans sold through securitizations. Cash flows are discounted from the date the cash is expected to be available to the Company (the "cash-out method"). Estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. Excess cash flows are retained by the trust until certain overcollateralization levels are established. The overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over investor interests. The overcollateralization serves as credit enhancement for the investors.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Interest-Only Strips (continued)

The expected future cash flows from interest-only strips are periodically re-evaluated. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic conditions and are changed if deemed necessary.

The securitization trusts and its investors have no recourse to other assets of the Company for failure of the securitized loans to pay when due. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for further discussion of how the assumptions used to estimate fair value are determined, comparisons of the Company's assumptions to actual experience and sensitivities of the interest-only strips balance to changes in assumptions.

Servicing Rights

When loans are sold through a securitization, the servicing of the loans is retained and the Company capitalizes the benefit associated with the rights to service securitized loans. Servicing rights represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers net of estimated compensation that would be required by a substitute servicer. Servicing rights are carried at the lower of cost or fair value. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. The projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization.

Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to servicing income on that particular pool of loans.

The expected future cash flows from servicing rights are periodically re-evaluated. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic conditions and are changed if deemed necessary. If the Company's analysis indicates the carrying value of servicing rights are not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be required.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for further discussion of how the assumptions used to estimate fair value are determined, comparisons of the Company's assumptions to actual experience and sensitivities of the servicing rights balance to changes in assumptions.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

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

Goodwill

Goodwill is recorded in other assets and represents the excess of cost over the fair value of the net assets acquired from the Company's 1997 acquisition of New Jersey Mortgage and Investment Corp. (now American Business Mortgage Services, Inc.). Periodically, the Company performs a review for events or changes in circumstances that may indicate that the carrying amount of goodwill might exceed the fair value, which would require an adjustment to the goodwill balance for the amount of impairment. The Company utilizes estimated future cash

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Goodwill (continued)

flows of the purchased subsidiary compared to the carrying value of the subsidiary including goodwill to determine if impairment exists. At June 30, 2002, no goodwill impairment existed.

See "-- Recent Accounting Pronouncements" for further detail of the required change in accounting for goodwill, which the Company adopted July 1, 2001. For segment reporting purposes, the goodwill balance is allocated to the loan origination segment. See Note 20 for segment reporting.

Revenue Recognition

The Company derives its revenue principally from gains on sales of loans, interest accretion on interest-only strips, interest and fee income on loans and leases, and servicing income. Gains on sales of loans through securitizations represent the difference between the net proceeds to the Company, including retained interests in the securitization and the allocated cost of loans or leases securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights retained by the Company based upon their relative fair values.

Interest accretion income represents the yield component of cash flows received on interest-only strips. The Company uses a prospective approach to estimate interest accretion. As previously discussed, the Company updates estimates of residual cash flow from the securitizations. Under the prospective approach, when it is probable that there is a favorable or unfavorable change in estimated residual cash flow from the cash flow previously projected, the Company recognizes a larger or smaller percentage of the cash flow as interest accretion. Any change in value of the underlying interest-only strip could impact the current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows.

Interest and fee income consists of interest earned on loans and leases while held in the Company's managed portfolio, premiums earned on loans sold with servicing released and other ancillary fees collected in connection with loan origination. Interest income is recognized based on the simple interest or scheduled interest method depending on the original structure of the loan. Accrual of interest income is suspended when the receivable is contractually delinquent for 90 days or more. The accrual is resumed when the receivable becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review will cause earlier suspension if collection is doubtful. Premiums earned on loans sold with servicing

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

released, referred to as whole loan sales, are the difference between the net proceeds from the sale and the loans' net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees.

Servicing income is recognized as contractual fees and other fees for servicing loans and leases are incurred, net of amortization of servicing rights assets.

Derivative Financial Instruments

The primary market risk exposure that the Company faces is interest rate risk. Interest rate risk occurs due to potential changes in interest rates between the date fixed rate loans are originated and the date of securitization. From time to time, derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest rates between the date loans are originated and the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. Generally, the period between loan origination and pricing of the pass-through interest rate is less than 3 months. Derivative financial instruments the Company uses for hedging changes in fair value due to interest rate changes may include interest rate swaps, futures and forward contracts. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans or the Company's residual interests in mortgage loans in a mortgage conduit facility, which the Company would expect to be included in a term securitization at a future date. The mortgage loans and mortgage loans' underlying residual interests in mortgage pools consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities to match the maturities of the interest rate pass-through certificates. The Company may hedge potential interest rate changes in interest rate swap yield curves with Eurodollar futures, forward Treasury sales, interest rate swaps or derivative contracts of similar underlying securities. This practice has provided strong correlation between the hedge contracts and the ultimate pricing the Company receives on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The fair value of derivative financial instruments are based on quoted market prices. The fair value of the items hedged are based on current pricing of these assets in a

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued)

securitization. Cash flow related to hedging activities is reported as it occurs. The effectiveness of the Company's hedges is continuously monitored. If correlation did not exist, the related gain or loss on the hedged item would no longer be recognized as an adjustment to income.

Generally, the Company does not enter into derivative financial instrument contracts for trading purposes. However, the Company has entered into a derivative financial instrument contract, which was not designated as an accounting hedge and is therefore accounted for as a trading asset or liability. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The structure of certain securitization trusts includes a floating interest rate tranche based on one-month LIBOR plus an interest rate spread. Floating interest rate tranches in a securitization expose the Company to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders. In order to manage this exposure the Company has entered into an interest rate swap agreement to lock in a fixed interest rate on the Company's third quarter fiscal 2002 securitization's variable rate tranche. The swap agreement requires a net cash settlement on a monthly basis of the difference between the fixed interest rate on the swap and the LIBOR paid on the certificates. The fair value of this swap agreement is based on estimated market values for the sale of the contract provided by a third party. The fair value of the contract is recorded in other assets or other liabilities as appropriate. Net changes in the fair value during a period are included in administrative expenses in the Statement of Income. The interest-only strips are held as available for sale securities and therefore changes in the fair value of the interest-only strips is recorded as a component of equity unless the fair value of the interest-only strip falls below its cost basis, which would require a write down through current period income.

See Note 18 for further discussion of the Company's use of derivative financial instruments.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Under the asset and liability method used by the Company to provide for income taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. SFAS No. 133 was effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principle of $15 thousand pre-tax being recognized as expense in the Consolidated Statement of Income for the year ended June 30, 2001. Due to the immateriality of the cumulative effect of adopting SFAS No. 133, the $15 thousand pre-tax expense is included in general and administrative expense in the Consolidated Statement of Income. The tax effects and earnings per share amounts related to the cumulative effect of adopting SFAS No. 133 are not material.

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

SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard in the fourth quarter of the fiscal year ended June 30, 2001 did not have a material effect on the Company's financial condition or results of operations and is not expected to have a material effect on the Company's financial condition or results of operations in future periods. However, the new standard requires that the Company record the obligation to repurchase loans from securitization trusts at the time the Company has the contractual right to repurchase loans whether or not the Company actually repurchases the loans. These rights to repurchase loans are recorded in Loan receivables - Available for sale, at the estimated fair value of the loans. The Company records a corresponding obligation in Other liabilities at the loans outstanding principal balance, which would be the repurchase price of the loan should the Company choose to repurchase the loan.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets in financial statements upon their acquisition, and the accounting of goodwill and other intangible assets after they have been initially recognized in the financial statements. In addition, SFAS No. 142 requires additional financial statement disclosure for goodwill and other intangibles. Under the new standard, amortization of goodwill and intangible assets with an indefinite useful life was discontinued. After a transitional impairment test, goodwill and intangible assets will be tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. Early application was permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the new standard on July 1, 2001.

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

For the year ended June 30, 2001 and 2000, the Company recorded amortization of goodwill in the amount of $1.3 million and $1.2 million, respectively. Adjusted to exclude amortization of

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

goodwill, net income and diluted net income per share for the year ended June 30, 2001 were $8.9 million and $2.29 and for the year ended June 30, 2000 were $7.2 million and $1.69, respectively.

In June 2002, the FASB issued a proposed interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." The proposal provides guidance on consolidation by a business enterprise of special purpose entities ("SPE's"). The proposal defines the primary beneficiary of an SPE as a business enterprise that has a controlling financial interest in the SPE. The proposal requires that the primary beneficiary of an SPE consolidate an SPE's assets, liabilities and results of the activities of the SPE in their financial statements and provide certain disclosures regarding both consolidated and unconsolidated SPE's. SPE's whose structures effectively disburse risk would not be required to be consolidated by any party. Although the Company uses SPE's extensively in their loan securitization activities, the proposal, if adopted as written, will not affect the Company's current consolidation policies for SPE's. The proposed interpretation does not change the guidance incorporated in SFAS No. 140 which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. The proposal as currently contemplated will therefore have no effect on the Company's financial condition or results of operations and would not be expected to affect it in the future.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


2. Loan and Lease Receivables

Loan and lease receivables - available for sale were comprised of the following (in thousands):

                                                               June 30,
                                                         2002           2001
                                                     ---------------------------


Real estate secured loans                            $  48,116       $ 68,838
Leases (net of unearned income of
    $668 and $1,324)                                     8,211         14,455
                                                     ---------------------------
                                                        56,327         83,293
Less: allowance for credit losses on loan and lease
    receivables available for sale                       3,705          2,480
                                                     ---------------------------

                                                        52,622         80,813
Receivable for securitized loans                         9,028          2,428
                                                     ---------------------------
                                                     $  61,650       $ 83,241
                                                     ===========================

In accordance with the Company's securitization trust agreements, the Company has the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. In accordance with the provisions of SFAS No. 140, the Company has recorded an obligation for the repurchase of loans subject to these removal of accounts provisions, whether or not the Company plans to repurchase the loans. The obligation for the loans' purchase price is recorded in Other liabilities. A corresponding receivable is recorded at the lower of the loans' cost basis or fair value.

Real estate secured loans have contractual maturities of up to 30 years.

At June 30, 2002 and 2001, the accrual of interest income was suspended on real estate secured loans of $7.0 million and $4.5 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans in the amount of $2.9 million and $1.2 million at June 30, 2002 and 2001, respectively. Average balances of non-accrual loans during the years ended June 30, 2002 and 2001 were $6.7 million and $4.8 million, respectively.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


3. Allowance for Credit Losses

The activity for the allowance of credit losses is summarized as follows (in thousands):

                                                         Year ended June 30,
                                              2002              2001              2000
                                        -----------------------------------------------------

Balance at beginning of year              $      2,480      $      1,289      $        702
Provision for credit losses:
     Business purpose loans                      1,721             1,503               660
     Home equity loans                           3,417             2,600               350
     Equipment leases                            1,319             1,087             1,035
                                        -----------------------------------------------------
Total provision                                  6,457             5,190             2,045
                                        -----------------------------------------------------
Charge-offs, net of recoveries:
     Business purpose loans                       (924)           (1,374)             (225)
     Home equity loans                          (2,892)           (1,634)              (85)
     Equipment leases                           (1,416)             (991)           (1,148)
                                        -----------------------------------------------------
Total charge-offs, net                          (5,232)           (3,999)           (1,458)
                                        -----------------------------------------------------

Balance at end of year                    $      3,705      $      2,480      $      1,289
                                        =====================================================

Ratio of losses in the portfolio
    during the period to the average
    managed portfolio (a)                         0.60%             0.53%             0.31%
Ratio of allowance to gross
    receivables                                   6.58%             2.89%             2.84%

(a) The average managed portfolio includes loans and leases held as available for sale and securitized loans and leases serviced for others. See Note 6 for detail of the total managed portfolio.

Recoveries of loans and leases previously charged-off were $302 thousand, $434 thousand and $53 thousand during the years ended June 30, 2002, 2001 and 2000, respectively.

While the Company is under no obligation to do so, at times it elects to repurchase delinquent loans from the securitization trusts, some of which may be in foreclosure. The Company elects to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where the Company, as servicer, has initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


3. Allowance for Credit Losses (continued)

The foreclosed and delinquent loans the Company typically elects to repurchase are usually 90 days or more delinquent and the subject of completed foreclosure proceedings or where a completed foreclosure is imminent. The related charge-offs on these repurchased loans are included in the provision for credit losses in the period of charge-off.

The following table summarizes the principal balances of loans and real estate owned (REO) repurchased from securitization trusts (dollars in thousands):

                                            Year ended June 30,
                                   2002          2001         2000
                               ----------------------------------------

Business purpose loans           $  6,669       $  4,501     $ 4,118
Home equity loans                  23,571         10,549       4,710
                               ----------------------------------------
Total                            $ 30,240       $ 15,050     $ 8,828
                               ========================================

Number of loans repurchased           341            154          81
                               ========================================

The Company received $19.2 million, $10.9 million and $2.9 million of proceeds from the liquidation of repurchased loans and REO for the years ended June 30, 2002, 2001 and 2000, respectively. We had repurchased loans remaining on the balance sheet in the amounts of $7.3 million, $2.8 million and $2.9 million at June 30, 2002, 2001 and 2000, respectively and REO of $2.1 million, $2.0 million and $1.5 million at June 30, 2002, 2001 and 2000, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


4. Securitizations

The following schedule details loan and lease securitizations (dollars in millions):

                                                          Year ended June 30,
                                                   2002          2001          2000
                                             -----------------------------------------

Loans and leases securitized:
    Business purpose loans                     $   129.1      $   109.9     $  104.5
    Home equity loans                            1,222.0          992.2        887.9
    Equipment leases                                   -              -          9.3
                                             -----------------------------------------
                                               $ 1,351.1      $ 1,102.1     $1,001.7
                                             =========================================

Number of term securitizations:
    Business purpose and home equity loans             4              4            4
    Equipment leases                                   -              -            1

Cash proceeds:
    Business purpose and home equity loans     $ 1,374.6      $ 1,113.8     $  993.0
    Equipment leases                                   -              -         10.0

Gains:
    Business purpose and home equity loans     $   185.6      $   129.0     $   90.2
    Equipment leases                                   -              -          0.2
                                             -----------------------------------------
                                               $   185.6      $   129.0     $   90.4
                                             =========================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


4. Securitizations (continued)

The table below summarizes certain cash flows received from and paid to securitization trusts (in millions):

                                                           Year ended June 30,
                                                            2002         2001
                                                        ------------------------

    Proceeds from new securitizations                   $  1,374.6  $  1,113.8
    Contractual servicing fees received                       35.3        25.6
    Other cash flows received on retained interests (a)       53.4        36.2
    Purchases of delinquent or foreclosed assets             (30.2)      (15.1)
    Servicing advances                                        (7.5)       (5.2)
    Reimbursement of servicing advances                        7.2         2.8

    (a) Amount is net of required purchases of additional overcollateralization.

The Company's securitizations involve a two-step transfer that qualified for sale accounting under SFAS No. 125 and also qualify under SFAS No. 140. First, the Company sells the loans to an SPE, which has been established for the limited purpose of buying and reselling the loans and establishing a true sale under legal standards. Next, the SPE sells the loans to a qualified SPE, which is a trust transferring title of the loans and isolating those assets from the Company's assets. Finally, the trust issues certificates to investors to raise the cash purchase price for the loans being sold, collects proceeds on behalf of the certificate holders, distributes proceeds and is a distinct legal entity, independent from the Company.

The Company also uses SPEs in the sales of loans to a $300 million off-balance sheet mortgage conduit facility. Sales into the off-balance sheet facility involve a two-step transfer that qualifies for sale accounting under SFAS No. 140, similar to the process described above. This facility has a revolving feature and can be directed by the sponsor to dispose of the loans. Typically this has been accomplished by securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from the Company and its subsidiaries and as a result, transfers to the facility are treated as sales for financial reporting purposes. When loans are sold to this facility, the Company performs a probability assessment of the likelihood that the sponsor will transfer the loans into a term securitization. As the sponsor has typically transferred the loans to a term securitization in the past, the amount of gain on sale recognized for loans sold to this facility is estimated based on the terms the Company would obtain in a term securitization rather than the terms of this facility. At June 30, 2002, the off-balance sheet mortgage conduit facility held loans with principal balance due of $56.6 million as assets and owed $54.9 million to third parties.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


4. Securitizations (continued)

Prior to March 2001, the Company had an arrangement with a warehouse lender, which included an off-balance sheet facility. The sale into this off-balance sheet conduit facility involved a two step transfer that also qualified for sale accounting under SFAS No. 125. The Company terminated this facility in March 2001.

During the year ended June 30, 2002, due to increases in prepayment experience, write downs of $44.1 million were recorded on interest-only strips. The income statement impact for fiscal 2002 was a write down of $22.1 million while the remaining $22.0 million was written down through other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force guidance, referred to as EITF in this document, 99-20. The write down reduced net income by $12.8 million and reduced diluted earnings per share by $4.05.

Although in the second quarter of fiscal 2002 the Company increased its prepayment rate assumptions used to value the interest-only strips, prepayment rates throughout the mortgage industry continued to increase and the Company's prepayment experience continued to exceed even its revised assumptions. Based on current economic conditions, published mortgage industry surveys and the Company's prepayment experience, the Company believes prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. Therefore the Company has increased the prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to historical levels. However, the Company cannot predict with certainty what its prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value interest-only strips and actual experience may have a significant adverse impact on the value of these assets.

In fiscal 2000, a write down of $12.6 million was recorded on the Company's interest-only strips. The write down included a charge of $11.2 million related to an increase from 11% to 13% in the discount rate used to value the residual portion of the interest-only strips. This change in the discount rate was considered an other than temporary fair value adjustment and was recorded as expense in fiscal 2000. The factors that led to this other than temporary decline in fair value include:

o    Sustained increase in market interest rates;

o Increases in the all-in cost of the Company's mortgage loan trust investor certificates;

o Increases in the Company's cost of funding its interest-only strips, particularly the interest rate paid on subordinated debt; and

o Events and conditions in the mortgage lending industry and the actions by others in that industry.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


4. Securitizations (continued)

The write down in fiscal 2000 also included a charge of $1.9 million for the impact of changes in one-month LIBOR deemed to be other than temporary. A portion of the certificates issued to investors by securitization trusts have floating interest rates based on one-month LIBOR plus a spread. The fair value of the excess cash flow the Company will receive from these trusts would be affected by any changes in rates paid on the floating interest rate certificates. The write down included a credit of $0.5 million for the net impact of adjustments made to the prepayment assumptions on mortgage loan securitizations at June 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for a discussion of the discount rate and prepayment assumptions. The write down reduced net income by $7.8 million and reduced diluted earnings per share by $1.84.

Information regarding the initial and current assumptions applied in determining the fair values of the mortgage related interest-only strips and servicing rights are detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations."

Information regarding the sensitivity of the current fair value of interest-only strips and servicing rights to adverse changes in the key assumptions used to value these assets is detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Application of Critical Accounting Policies."

5. Interest-Only Strips

Interest-only strips were comprised of the following (in thousands):

                                               June 30,
                                       2002              2001
                                  -------------------------------

Interest-only strips
    Available for sale             $  510,770        $  395,520
    Trading assets                      1,841             2,999
                                  -------------------------------
                                   $  512,611        $  398,519
                                  ===============================

Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At June 30, 2002 and 2001, the fair value of overcollateralization related cash flows were $236.6 million and $183.1 million, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


5. Interest-Only Strips (continued)

The activity for interest-only strip receivables is summarized as follows (in thousands):

                                                               Year ended June 30,
                                                              2002             2001
                                                          -------------------------------

Balance at beginning of year                                $ 398,519      $  277,872
Initial recognition of interest-only strips, including
    initial overcollateralization of $0 and $611,
    respectively                                              153,463         125,408
Cash flow from interest-only strips                          (100,692)        (82,905)
Required purchases of additional overcollateralization         47,271          43,945
Interest accretion                                             35,386          26,069
Net adjustments to fair value (a)                                 717           8,130
Other than temporary fair value adjustment (a)                (22,053)              -
                                                          -------------------------------
Balance at end of year                                      $ 512,611      $  398,519
                                                          ===============================

(a) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to fair value are recorded through the income statement.

See Note 4 for further description of the write down recognized in fiscal 2002.

6. Servicing Rights

The total managed loan and lease portfolio, which includes loans and leases held by the Company as available for sale, and securitized loans and leases serviced for others, is as follows (in thousands):

                                                 June 30,
                                         2002               2001
                                  -----------------------------------

Home equity loans                   $ 2,675,559        $ 2,223,429
Business purpose loans                  361,638            300,192
Equipment leases                         28,992             65,774
                                  -----------------------------------
                                    $ 3,066,189        $ 2,589,395
                                  ===================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


6. Servicing Rights (continued)

The activity for the loan and lease servicing rights asset is summarized as follows (in thousands):

                                                    Year ended June 30,
                                                    2002           2001
                                              ------------------------------

Balance at beginning of year                    $   102,437     $  74,919
Initial recognition of servicing rights              52,682        47,469
Amortization                                        (29,831)      (19,951)
                                              ------------------------------
Balance at end of year                          $   125,288     $ 102,437
                                              ==============================

Servicing rights are periodically valued by the Company based on the current estimated fair value of the servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. Key assumptions used in the periodic valuation of the servicing rights are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations." Impairments, if they occurred, would be recognized in a valuation allowance for each impaired stratum in the period of impairment. To date, the Company's valuation analysis has not indicated any impairment other than the $0.7 million write down recorded in fiscal 2000 and no valuation allowance has been required. At June 30, 2002 and 2001, the periodic valuations supported the carrying value of servicing rights.

7. Property and Equipment

Property and equipment is comprised of the following (in thousands):

                                                              June 30,
                                                          2002         2001
                                                     -------------------------

Computer software                                       $ 18,789    $ 16,374
Computer hardware                                          4,845       5,147
Office furniture and equipment                             8,038       8,745
Leasehold improvements                                     2,481       2,579
                                                     -------------------------
                                                          34,153      32,845
Less accumulated depreciation and amortization            15,707      12,095
                                                     -------------------------
                                                        $ 18,446    $ 20,750
                                                     =========================

Depreciation and amortization expense was $6.8 million, $6.2 million and $4.4 million for the years ended June 30, 2002, 2001 and 2000, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


8. Other Assets and Other Liabilities

Other assets are comprised of the following (in thousands):

                                                               June 30,
                                                          2002         2001
                                                     ---------------------------

Goodwill                                               $ 15,121      $ 15,121
Financing costs, debt offerings                           5,849         7,707
Real estate owned                                         3,784         2,322
Due from securitization trusts for servicing related
    activities                                            1,616         5,430
Investments held to maturity                                917           945
Other                                                     1,507         4,760
                                                     ---------------------------
                                                       $ 28,794      $ 36,285
                                                     ===========================

Other liabilities are comprised of the following (in thousands):

                                                               June 30,
                                                          2002         2001
                                                     ---------------------------

Commitments to fund closed loans                       $ 29,866      $ 29,130
Obligation for repurchase of securitized loans           10,621         2,478
Escrow deposits held                                      9,011         6,425
Trading liability, at fair value                            461             -
Other                                                       949           601
                                                     ---------------------------
                                                       $ 50,908      $ 38,634
                                                     ===========================

See Note 2 for an explanation for the obligation for repurchase of securitized loans.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


9. Subordinated Debt and Warehouse Lines and Other Notes Payable

Subordinated debt was comprised of the following (in thousands):

                                                               June 30,
                                                         2002           2001
                                                    ----------------------------

Subordinated debt (a)                                 $ 640,411      $ 524,003
Subordinated debt - money market notes (b)               15,309         13,947
                                                    ----------------------------
Total subordinated debt                               $ 655,720      $ 537,950
                                                    ============================

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                              June 30,
                                                       2002             2001
                                                     ---------------------------

Warehouse and operating revolving line of credit (c)  $ 6,171       $ 34,199
Lease funding facility (d)                              2,128          5,474
Warehouse revolving line of credit (e)                    187         11,235
Other debt                                                  -            156
                                                     ---------------------------
Total warehouse lines and other notes payable         $ 8,486       $ 51,064
                                                     ===========================

(a) Subordinated debt due July 2002 through June 2012, interest rates ranging from 5.0% to 13.50%; average rate at June 30, 2002 was 9.82%, average maturity was 17 months, subordinated to all of the Company's senior indebtedness.
(b) Subordinated debt-money market notes due upon demand, interest rate at 4.88%; subordinated to all of the Company's senior indebtedness.
(c) $50 million warehouse and operating revolving line of credit expiring December 2002, collateralized by certain loan receivables, advances to securitization trusts, real estate owned and certain interest-only strips.
(d) Lease funding facility matures through December 2004, collateralized by certain lease receivables.
(e) $25 million warehouse revolving line of credit expiring October 2003, collateralized by certain loan receivables.

Principal payments on subordinated debt, warehouse lines and other notes payable for the next five years are as follows (in thousands): year ending June 30, 2003
- $375,597; 2004 - $141,638; 2005 - $90,740; 2006 - $19,070; and, 2007 - $9,533.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

Warehouse lines and other notes payable were collateralized by $10.8 million of loan and lease receivables.

In addition to the above the Company had available to it the following credit facilities:

o $1.2 million operating line of credit expiring January 2003, fundings to be collateralized by an investment in the 99-A lease securitization trust. This line was unused at June 30, 2002.

o $100 million revolving line of credit expiring March 2003, fundings to be collateralized by certain loan receivables. This line was unused at June 30, 2002.

o $200 million revolving line of credit expiring November 2002, collateralized by certain loan receivables. This line was unused at June 30, 2002.

o $300.0 million facility, expiring July 2003, which provides for the sale of mortgage loans into an off-balance sheet funding facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Special Purpose Entities and Off-Balance Sheet Facilities" for further discussion of the off-balance sheet features of this facility. At June 30, 2002, $54.9 million of this facility was utilized.

Interest rates on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 1.25% to LIBOR plus 2.50% or the commercial paper rate plus 0.99%. The weighted-average interest rate paid on the revolving credit facilities was 3.35% and 5.42% at June 30, 2002 and 2001, respectively.

The terms of the warehouse lines and operating lines of credit require the Company to meet specific financial covenants and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits, which the Company must meet to enable the Company to draw on that particular line of credit. At June 30, 2002, the Company was in compliance with the terms of all debt agreements.

Subsequent to June 30, 2002 the Company entered into a series of leases for computer equipment which qualify as capital leases. The total principal amount of debt to be recorded under these leases is $1.0 million. The leases have an imputed interest rate of 8.0% and mature through January 2006.

The Company paid commitment fees and non usage fees on warehouse lines and operating lines of credit of $0.7 million, $0.4 million and $0.2 million in the years ended June 30, 2002, 2001 and 2000, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

Under a registration statement declared effective by the Securities and Exchange Commission on October 16, 2001, the Company registered $325.0 million of subordinated debt. As of June 30, 2002, $84.7 million of debt was available for future issuance. The Company is in the process of registering a new offering for an additional $315.0 million of subordinated debt. There can be no assurance given as to when the Securities and Exchange Commission will declare this registration statement effective.

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

10. Stockholders' Equity

In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of the Company's common stock, which was at the time, and has continued to, trade at below book value. In addition, the Company's consistent earnings growth over the past several years did not result in a corresponding increase in the market value of its common stock. The repurchase program was extended in fiscal 2000, 2001 and 2002. The fiscal 2002 extension authorized the purchase of up to 10% of the then outstanding shares, which totaled approximately 2,661,000 shares on the date of the extension. To date the Company has repurchased 43,000 shares under the current program. The current repurchase program terminates in November 2002. The Company currently has no plans to continue to repurchase additional shares or extend the repurchase program beyond this date.

The total number of shares repurchased under the stock repurchase program was:
117,000 in fiscal 1999; 327,000 in fiscal 2000; 627,000 in fiscal 2001; and
352,000 in fiscal 2002. The cumulative effect of the stock repurchase program was an increase in diluted earnings per share of $0.41, $0.32 and $0.06 for the years ended June 30, 2002, 2001, and 2000, respectively.

On August 21, 2002, the Board of Directors declared a 10% stock dividend payable September 13, 2002 to shareholders of record on September 3, 2002. In conjunction with the Board's resolution, all outstanding stock options and related exercise prices were adjusted. Accordingly, all outstanding common shares, earnings per common share, average common share and stock

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


10. Stockholders' Equity (continued)

option amounts presented have been adjusted to reflect the effect of this stock dividend. Amounts presented for fiscal 2001 and 2000 have been similarly adjusted for the effect of a 10% stock dividend declared October 1, 2001, which was paid on November 5, 2001 to shareholders of record on October 22, 2001.

The Company increased its quarterly dividend to $0.07 per share in fiscal 2002. Dividends of $0.28, $0.26 and $0.25 were paid in the years ended June 30, 2002, 2001 and 2000, respectively.

In May 2002 the Company registered 440,000 shares of its common stock for use in a dividend reinvestment plan. The dividend reinvestment plan is intended to allow shareholders to purchase the Company's common stock with dividend payments from their existing common stock holdings. As of June 30, 2002, this option is in the process of being offered to the common stock shareholders.

11. Employee Benefit Plan

The Company has a 401(k) defined contribution plan, which was established in 1995, available to all employees who have been with the Company for one month and have reached the age of 21. Employees may generally contribute up to 15% of their earnings each year, subject to IRS imposed limitations. For participants with one or more years of service the Company, at its discretion, may match up to 25% of the first 5% of earnings contributed by the employee, and may match an additional 25% of the first 5% of earnings contributed by the employee in Company stock. The Company's contribution was $350 thousand, $307 thousand and $304 thousand for the years ended June 30, 2002, 2001 and 2000, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


12. Stock Option and Stock Incentive Plans

The Company has stock option plans that provide for the periodic granting of options to key employees and non-employee directors. These plans have been approved by the Company's shareholders. Options are generally granted to key employees at the market price of the Company's stock on the date of grant and expire five to ten years from date of grant. Options either fully vest when granted or over periods of up to five years. At June 30, 2002, 236,024 shares were available for future grant under the Company's stock option plans.

A summary of key employee stock option activity for the years ended June 30, 2002, 2001 and 2000 follows. Stock option activity has been retroactively adjusted for the effect of the stock dividends described in Note 10.

                                                               Weighted-Average
                                           Number of Shares     Exercise Price
                                         ---------------------------------------

Options outstanding, June 30, 1999             368,763            $ 13.84
    Options granted                            273,036              10.75
    Options exercised                          (50,503)              2.14
    Options canceled                           (27,315)             17.18
                                         ---------------------------------------
Options outstanding, June 30, 2000             563,981              13.23
    Options granted                             81,675               5.32
    Options canceled                           (91,052)             15.82
                                         ---------------------------------------
Options outstanding, June 30, 2001             554,604              11.64
    Options granted                            110,311              12.81
    Options exercised                             (121)             10.75
    Options canceled                           (61,336)              7.32
                                         ---------------------------------------
Options outstanding, June 30, 2002             603,458            $ 11.95
                                         =======================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


12. Stock Option and Stock Incentive Plans (continued)

The Company also issues stock options to non-employee directors. Options generally are granted to non-employee directors at or above the market price of the stock on the date of grant, fully vest when granted and expire three to ten years after the date of grant.

A summary of non-employee director stock option activity for the three years ended June 30, 2002, 2001 and 2000 follows. Stock option activity has been retroactively adjusted for the effect of the stock dividends described in Note 10.
                                                               Weighted-Average
                                          Number of Shares      Exercise Price
                                       -----------------------------------------

Options outstanding, June 30, 1999          190,575               $  8.24
Options granted                              48,400                 10.75
Options exercised                           (27,225)                 4.14
                                       -----------------------------------------
Options outstanding, June 30, 2000          211,750                  9.45
Options granted                              48,400                  5.27
Options exercised                           (25,410)                18.30
                                       -----------------------------------------
Options outstanding, June 30, 2001          234,740                  7.63
Options granted                              59,400                 13.97
Options canceled                            (25,410)                11.81
                                       -----------------------------------------
Options outstanding, June 30, 2002          268,730               $  8.64
                                       =========================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


12. Stock Option and Stock Incentive Plans (continued)

The Company accounts for stock options issued under these plans using the intrinsic value method, and accordingly, no expense is recognized where the exercise price equals or exceeds the fair value of the common stock at the date of grant. Had the Company accounted for stock options granted under these plans using the fair value method, pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                       June 30,
                                          2002          2001           2000
                                     ------------------------------------------

Net income
    As reported                        $ 7,859        $ 8,085        $ 6,424
    Pro forma                            7,689          8,168          6,161

Earnings per share - basic
    As reported                        $  2.68        $  2.13        $  1.55
    Pro forma                             2.62           2.15           1.49

Earnings per share - diluted
    As reported                        $  2.49        $  2.08        $  1.51
    Pro forma                             2.44           2.10           1.45

The weighted-average fair value of options granted during the fiscal years ended June 30, 2002, 2001 and 2000 were $5.85, $2.15 and $4.21, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   June 30,
                                     2002            2001             2000
                               -------------------------------------------------

Expected volatility                  50%             40%              30%
Expected life                       8 yrs.          8 yrs.           8 yrs.
Risk-free interest rate          3.4% - 5.3%     5.0% - 5.9%      6.1% - 6.7%

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


12. Stock Option and Stock Incentive Plans (continued)

The following tables summarize information about stock options outstanding under these plans at June 30, 2002:

                              Options Outstanding
--------------------------------------------------------------------------------
                                            Weighted Remaining     Weighted-
    Range of Exercise       Number of           Contractual         Average
    Prices of Options        Shares            Life in Years     Exercise Price
--------------------------------------------------------------------------------

  $  3.93 to  5.63          230,657               4.3              $    4.64
    10.75 to 12.59          372,176               6.7                  11.21
    13.97 to 15.75          206,462               3.9                  15.08
    17.22 to 20.46           62,893               5.5                  18.75
                         -------------------------------------------------------
                            872,188               5.3              $   10.93
                         =======================================================

                             Options Exercisable
--------------------------------------------------------------------------------
                                           Weighted Remaining     Weighted-
   Range of Exercise       Number of           Contractual         Average
   Prices of Options        Shares            Life in Years     Exercise Price
--------------------------------------------------------------------------------

  $  3.93 to  5.63          187,097               3.3              $    4.53
    10.75 to 12.59          143,096               4.5                  10.75
    13.97 to 15.75          142,937               4.3                  15.35
    17.22 to 20.46           50,314               5.5                  18.75
                         -------------------------------------------------------
                            523,444               4.2              $   10.55
                         =======================================================

In April 2000, the FASB released interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The guidance, among other things, changed the accounting for stock options issued to non-employee directors. Previously, accounting rules required that options issued to non-employees, including directors, be expensed based on the fair value of the options at the time the options were granted. The new interpretation allows options granted to directors to be accounted for consistently with those granted to employees if certain conditions are met, and therefore, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. In accordance with the guidance, in fiscal 2001, the Company recorded

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


12. Stock Option and Stock Incentive Plans (continued)

$174 thousand as a cumulative effect of a change in accounting principle, which represents the cumulative amount of expense recognized in prior years for stock options issued to non-employee directors.

In fiscal 2002 the Board of Directors adopted, and the shareholders approved, a stock incentive plan. The stock incentive plan provides for awards to officers and other employees of the Company in the form of the Company's common stock. Awards made pursuant to this plan are under the direction of the Compensation Committee of the Board of Directors and are dependent on the Company, and individuals receiving the grant, achieving certain goals developed by the Compensation Committee. The vesting schedule for awards under this plan, if any, are set by the Compensation Committee at time of grant. The total number of shares authorized to be granted under the Stock Incentive Plan are 165,000 shares. However the number of shares issuable can be adjusted in the event of a reorganization, recapitalization, stock split, stock dividend, merger, consolidation or other change in the corporate structure of the Company. As of June 30, 2002 there had been no shares granted under this plan.

13. Income Taxes

The provision for income taxes consists of the following (in thousands):

                                             Year ended June 30,
                                      2002          2001           2000
                                 -----------------------------------------

Current
   Federal                         $  1,455       $   383      $    935
   State                                250            76             -
                                 -----------------------------------------
                                      1,705           459           935
                                 -----------------------------------------
Deferred
   Federal                            3,986         4,641         3,003
   State                                  -           174             -
                                 -----------------------------------------
                                      3,986         4,815         3,003
                                 -----------------------------------------
Total provision for income taxes    $ 5,691       $ 5,274       $ 3,938
                                 =========================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


13. Income Taxes (continued)

There were no tax benefits from the utilization of net operating loss carryforwards in the year ended June 30, 2002 and 2000 while the tax benefits from the utilization of net operating loss carryforwards were $3.6 million for the year ended June 30, 2001.

The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of the following (in thousands):

                                                    Year ended June 30,
                                                    2002           2001
                                                ----------------------------

Deferred income tax assets:
Allowance for credit losses                       $  1,297      $     867
Net operating loss carryforwards                    60,720         39,633
Other                                                6,303          2,353
                                                ----------------------------
                                                    68,320         42,853

Less valuation allowance                            29,326         20,156
                                                ----------------------------
                                                    38,994         22,697
                                                ----------------------------

Deferred income tax liabilities:
Loan and lease origination costs/fees, net             138          1,799
Interest-only strips and other receivables          73,980         51,852
                                                ----------------------------
                                                    74,118         53,651
                                                ----------------------------
Net deferred income tax liability                 $ 35,124      $  30,954
                                                ============================

The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


13. Income Taxes (continued)

A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows (in thousands):

                                                 Year ended June 30,
                                           2002          2001         2000
                                      -----------------------------------------

Federal income tax at statutory rates   $  4,742      $  4,615     $  3,627
Nondeductible items                           65           534          623
Other, net                                   884           125         (312)
                                      -----------------------------------------
                                        $  5,691      $  5,274     $  3,938
                                      =========================================

For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $366.6 million available to reduce future state income taxes for various states as of June 30, 2002. If not used, substantially all of the carryforwards will expire at various dates from June 30, 2002 to June 30, 2004.

14. Commitments and Contingencies

Operating Leases

As of June 30, 2002, the Company leases property under noncancelable operating leases requiring minimum annual rentals as follows (in thousands):

          Year ending June 30,

          2003              $  4,713
          2004                   948
          2005                   261
          2006                     -
          2007                     -
                            --------
                            $  5,922
                            ========

Rent expense for leased property was $4.9 million, $5.2 million, $3.6 million, respectively, for the years ended June 30, 2002, 2001, and 2000.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


14. Commitments and Contingencies (continued)

Employment Agreements

In January 1997, the Company entered into employment agreements, as amended, with three executives under which they are entitled to an initial annual base compensation of $625 thousand, collectively, automatically adjusted for increases in the Consumer Price Index and may be adjusted for merit increases. The agreements with two of the executives also provide for bonus payments up to 225% of the executive's annual salary under a cash bonus plan established by the Company's Board of Directors. The third executive is entitled to a bonus payment of up to 50% of the executive's annual salary. The agreements terminate upon the earlier of: (a) the executive's death, permanent disability, termination of employment for cause, voluntary resignation or 70th birthday; (b) the later of five years from any anniversary date of the agreements for two executives and three years for one executive; or (c) five years from the date of notice to the executive of the Company's intention to terminate the agreement for two executives and three years for one executive. In addition, two of the executives are entitled to a cash payment equal to 299% of the last five years average annual compensation in the event of a "change in control," as defined in the agreement. The remaining executive is entitled to a similar payment but only if he is terminated in connection with a change in control.

The Company has also entered into an employment agreement with another executive under which the executive is entitled to receive an initial annual base compensation of $335 thousand which shall be reviewed annually and may be adjusted for merit increases. The executive is eligible for a cash bonus payment of up to 50% of the executive's annual base compensation based upon the Company achieving specific goals and objectives. This agreement terminates upon: (a) the earlier of the executive's death, permanent disability, termination of employment for cause, voluntary resignation or 70th birthday; or (b) upon notice to the executive of the Company's intention to terminate the agreement without cause in which case the executive will receive a cash payment equal to his annual base salary. This agreement is binding upon any successor of the Company by merger, consolidation, purchase or otherwise. In the event of a change in control, this executive will receive his highest annual salary for the twelve-month period preceding the termination of his employment and his highest annual bonus paid in any of the three fiscal years preceding termination. In addition, this executive is eligible for a cash bonus payment of up to 50% of the executive's annual base compensation at the time of award based upon the executive achieving specific goals and objectives.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


14. Commitments and Contingencies (continued)

The Company has also entered into an employment arrangement with another executive under which the executive is entitled to receive an initial annual base compensation of $275 thousand. In addition, this executive is eligible for a cash bonus payment of up to 50% of the executive's annual base compensation based upon the Company achieving specific goals and objectives. This executive is entitled to receive one year's base salary if terminated for any reason, except for cause as defined in the agreement. This executive is also entitled to a severance payment equal to two times the executive's highest annual base salary and bonus earned within a specified period if terminated due to a change in control of the Company or within twenty-four months of a change in control of the Company the executive resigns due to circumstances specified in the agreement.

Other

State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, the Company is unable to predict whether state, local or federal authorities will require changes in the Company's lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on the Company's profitability. The Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by the Company's subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although the Company believes that these fees were fair and in compliance with applicable federal and state laws, the Company agreed to reimburse borrowers approximately $221,000 with respect to a particular fee and to reimburse the Commonwealth of Pennsylvania $50,000 for their costs of investigation and for future public protection purposes. The Company has satisfied the monetary commitments and obligations to the Pennsylvania Attorney General. The reserve, which the Company previously established, was adequate to cover the resolution of this matter.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


15. Legal Proceedings

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

The Company's lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending activities from time to time including the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, described above. Due to the Company's current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company maintains a reserve which management believes is sufficient to cover these matters. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of the Company's control, it is possible that the Company's estimated liability under these proceedings may change or that actual results will differ from its estimates.

In addition, from time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of business. While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management's opinion that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


16. Related Party Transactions

The Company has a loan receivable from an officer of the Company for $600 thousand, which was an advance for the exercise of stock options to purchase 247,513 shares of the Company's common stock in 1995. The loan is due in September 2005 (earlier if the stock is disposed of). Interest at 6.46% is payable annually. The loan is secured by 247,513 shares of the Company's stock, and is shown as a reduction of stockholders' equity on the accompanying balance sheet.

On April 2, 2001, the Company awarded 3,025 shares of its common stock to a director of the Company as a result of services rendered in connection with its stock repurchases.

The Company employs members of the immediate family of some of its directors and executive officers in various non-corporate executive positions. The salaries paid to these individuals are competitive with salaries paid to other employees in similar positions within the Company and in its industry.

Additionally, the Company has business relationships with other related parties including family members of directors and officers through which the Company has purchased appraisal services, office equipment and real estate advisory services. None of these related party transactions, individually or collectively, are material to the Company's results of operations.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


17. Fair Value of Financial Instruments

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

The following table summarizes the carrying amounts and fair value estimates of financial instruments recorded on the Company's financial statements at June 30, 2002 and 2001 (in thousands):



                                                          June 30, 2002                   June 30, 2001
                                                 Carrying Value    Fair Value     Carrying Value    Fair Value
                                                 -------------------------------  -------------------------------
Assets
Cash and cash equivalents                         $   108,599     $  108,599        $    91,092     $   91,092
Loans and leases available for sale                    61,650         62,512             83,241         83,565
Interest-only strips                                  512,611        512,611            398,519        398,519
Servicing rights                                      125,288        125,951            102,437        104,747
Investments held to maturity                              917            989                945            983

Liabilities
Subordinated debt and warehouse lines
   and notes payable                              $   664,206     $  663,212        $   589,014     $  587,986

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

       Cash and cash equivalents - For these short-term instruments, the carrying amount approximates fair value.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


17. Fair Value of Financial Instruments (continued)

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

The carrying value of mortgage backed securities retained in securitizations, which were held-to-maturity investment securities were as follows (in thousands):

                                     Gross         Gross
                     Amortized    Unrealized     Unrealized
                        Cost         Gains         Losses     Fair Value
                     ----------------------------------------------------

June 30, 2002          $ 917         $ 72          $  -         $  989

June 30, 2001          $ 945         $ 38          $  -         $  983

Mortgage backed securities mature through July 2007.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


18. Derivative Financial Instruments

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

The Company recorded cash losses on the fair value of derivative financial instruments of $9.4 million, $4.3 million and $2.1 million during the years ended June 30, 2002, 2001 and 2000, respectively, which were offset by securitization gains during the periods. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged.

There were no outstanding derivative contracts accounted for as hedges at June 30, 2002 or 2001. Outstanding derivative contracts by items hedged and associated unrealized losses as of June 30, 2000 were as follows (in thousands):

                                      Eurodollar     Forward
                                       Futures       Treasury
                                      Contracts        Sales           Total
                                    --------------------------------------------

 Loans available for sale:
    Notional amount                   $ 20,000       $      -       $   20,000
    Unrealized losses                      (54)             -              (54)
 Mortgage conduit facility Assets:
    Notional amount                     25,000         35,000           60,000
    Unrealized losses                      (19)          (114)            (133)
 Loan commitments:
    Notional amount                     20,000         10,000           30,000
    Unrealized losses                      (25)           (23)             (48)
                                    --------------------------------------------
 Total:
    Notional amount                   $ 65,000       $ 45,000       $  110,000
    Unrealized losses                      (98)          (137)            (235)
                                    ============================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


18. Derivative Financial Instruments (continued)

In addition to the above derivative contracts, at June 30, 2000, the Company had an obligation to satisfy a mortgage securitization prefund requirement of $67.9 million, which was satisfied in July 2000. There were no such obligations at June 30, 2002 or 2001.

For the year ended June 30, 2002, the Company had recorded $0.7 million in losses on a swap contract which is not designated as an accounting hedge. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract was due to decreases in interest rate swap yield curve during the period the contract was in place. Of the total losses recognized during the period, $0.5 million are unrealized losses representing the net change in the fair value of the contract at June 30, 2002 and $0.2 are cash losses. The net unrealized loss of $0.5 million is included as a trading liability in Other liabilities.

Terms of the interest rate swap agreement at June 30, 2002 were as follows (dollars in thousands):

             Notional amount......................  $    102,642
             Rate received - Floating (a).........          1.84%
             Rate paid - Fixed....................          2.89%
             Maturity Date........................    April 2004
             Unrealized loss......................  $        461
             Sensitivity to 0.1% change in
               interest rates.....................  $         93

(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate tranche at the end of the period.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


19. Reconciliation of Basic and Diluted Earnings Per Common Share

                                                               Year ended June 30,
                                                     2002              2001             2000
                                               -----------------------------------------------------
                                                       (in thousands except per share data)

(Numerator)
Income before cumulative effect of a change
   in accounting principle                       $      7,859        $    7,911      $     6,424
Cumulative effect of a change in accounting
   principle                                                -               174                -
                                               -----------------------------------------------------
Net income                                       $      7,859        $    8,085      $     6,424
                                               =====================================================
(Denominator)
Average Common Shares:
   Average common shares outstanding                    2,934             3,797            4,143
   Average potentially dilutive shares                    221                88              103
                                               -----------------------------------------------------
   Average common and potentially dilutive
      shares                                            3,155             3,885            4,246
                                               =====================================================

Earnings per common share:
   Basic:
Income before cumulative effect of a change
   in accounting principle                       $       2.68        $     2.08      $      1.55
Cumulative effect  of a
   change in accounting  principle                          -              0.05                -
                                               -----------------------------------------------------
   Net income                                    $       2.68        $     2.13      $      1.55
                                               =====================================================

   Diluted:
Income before cumulative effect of a change
   in accounting principle                       $       2.49        $     2.04      $      1.51
Cumulative effect  of a
   change in accounting  principle                          -              0.04                -
                                               -----------------------------------------------------
   Net income                                    $       2.49        $     2.08      $      1.51
                                               =====================================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


20. Segment Information

The Company has three operating segments: Loan Origination, Servicing and Treasury and Funding.

The Loan Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans typically to credit-impaired borrowers and loans secured by one to four family residential real estate.

The Servicing segment services the loans and leases the Company originates both while held as available for sale by the Company and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to trust investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

The Treasury and Funding segment offers the Company's subordinated debt securities pursuant to a registered public offering and obtains other sources of funding for the Company's general operating and lending activities.

All Other mainly represents segments that do not meet the SFAS No. 131 defined thresholds for determining reportable segments, financial assets not related to operating segments, mainly comprised of interest-only strips, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified.

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

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


20. Segment Information (continued)

                                                                                Year ended June 30, 2002
                                               -------------------------------------------------------------------------------------
                                                   Loan        Treasury and                              Reconciling
                                                Origination      Funding     Servicing     All Other        Items      Consolidated
                                               -------------------------------------------------------------------------------------
                                               (in thousands)
External revenues:
    Gain on sale of loans and leases            $ 185,580       $       -    $       -    $       -      $       -       $ 185,580
    Interest income                                 7,199             998        1,309       35,386              -          44,892
    Non-interest income                            11,646               1       35,387          102        (29,707)         17,429
Inter-segment revenues                                  -          70,586            -       68,335       (138,921)              -
Operating expenses:
    Interest expense                               22,387          67,256          298       49,328        (70,586)         68,683
    Non-interest expense                           41,547          11,613       31,375       52,163              -         136,698
    Depreciation and amortization                   3,348             142        1,095        2,332              -           6,917
    Interest-only strips valuation adjustment           -               -            -       22,053              -          22,053
    Inter-segment expense                          98,042               -            -            -        (98,042)              -
Income tax expense (benefit)                       16,423          (3,119)       1,650       (9,263)             -           5,691
                                               -------------------------------------------------------------------------------------

Net income                                      $  22,678       $  (4,307)   $   2,278    $ (12,790)     $       -       $   7,859
                                               =====================================================================================
Segment assets                                  $  95,017       $ 202,621    $ 124,914    $ 541,950      $ (88,127)      $ 876,375
                                               =====================================================================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


20. Segment Information (continued)

                                                                                Year ended June 30, 2001
                                               -------------------------------------------------------------------------------------
                                                   Loan        Treasury and                              Reconciling
                                                Origination      Funding     Servicing     All Other        Items      Consolidated
                                               -------------------------------------------------------------------------------------
                                               (in thousands)
External revenues:
    Gain on sale of loans and leases           $  128,978       $       -    $       -    $       -      $       -       $ 128,978
    Interest income                                 7,298           1,033        1,898       26,069              -          36,298
    Non-interest income                            12,279               -       25,456            -        (19,675)         18,060
Inter-segment revenues                                  -          56,692            -       45,249       (101,941)              -
Operating expenses:
    Interest expense                               22,610          51,715          471       38,443        (56,692)         56,547
    Non-interest expense                           37,488          12,312       24,340       31,763              -         105,903
    Depreciation and amortization                   3,713             124          895        2,969              -           7,701
    Inter-segment expense                          64,924               -            -            -        (64,924)              -
Income tax expense (benefit)                        7,929          (2,571)         659         (743)             -           5,274
                                               -------------------------------------------------------------------------------------
Income before the cumulative effect of a
    change in accounting principle             $   11,891       $  (3,855)   $     989    $  (1,114)     $       -       $   7,911
                                               =====================================================================================
Segment assets                                 $  124,837       $ 153,696    $ 106,107    $ 451,594      $ (69,747)      $ 766,487
                                               =====================================================================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


21. Quarterly Data Statement (unaudited)

The interim financial statements below contain all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) necessary in management's opinion for a fair presentation of financial position and results of operations. The following tables summarize financial data by quarters (in thousands, except per share amounts):

                                                              Fiscal 2002 Quarters Ended
                                       ----------------------------------------------------------------------
                                         June 30,          March 31,         December 31,      September 30,
                                       ----------------------------------------------------------------------

Revenues

Gain on sale of loans and leases         $  56,441          $ 49,220          $  44,563          $  35,356
Interest and fees                            4,579             5,292              5,526              5,941
Interest accretion on interest-only
    strips                                   9,466             9,538              8,646              7,736
Servicing income                             1,267             1,282              1,298              1,636
Other income                                     7               103                  1                  3
                                       ----------------------------------------------------------------------
Total revenues                              71,760            65,435             60,034             50,672

Total expenses (a)                          67,818            62,399             55,810             48,324
                                       ----------------------------------------------------------------------

Income before provision for income
    taxes                                    3,942             3,036              4,224              2,348
Provision for income taxes                   1,656             1,275              1,774                986
                                       ----------------------------------------------------------------------

Net income                               $   2,286          $  1,761          $   2,450          $   1,362
                                       ======================================================================

Earnings per common share:
        Basic                            $    0.80          $   0.58          $    0.87          $    0.43
        Diluted                          $    0.75          $   0.55          $    0.79          $    0.40


(a) Include adjustments to the fair value of interest only strips of $8.9 million, $8.7 million and $4.5 million for the quarters ended June 30, March 31 and December 31, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2002


21. Quarterly Data Statement (unaudited) (continued)

                                                                Fiscal 2001 Quarters Ended
(in thousands)                                June 30,         March 31,        December 31,       September 30,
                                        -------------------------------------------------------------------------

Revenues
Gain on sale of loans and leases              $  37,449        $   34,430         $  31,009           $ 26,090
Interest and fees                                 6,027             5,300             6,017              5,238
Interest accretion on interest-only
    strips                                        8,212             6,438             5,821              5,598
Servicing income                                  1,422             1,117             1,666              1,495
Other income                                          1                 2                 2                  2
                                        -------------------------------------------------------------------------
Total revenues                                   53,111            47,287            44,515             38,423

Total expenses                                   50,985            42,487            40,512             36,167
                                        -------------------------------------------------------------------------

Income before provision for income                2,126             4,800             4,003              2,256
    taxes
Provision for income taxes                          850             1,920             1,602                902
                                        -------------------------------------------------------------------------
Income before cumulative effect of a              1,276             2,880             2,401              1,354
    change in accounting principle
Cumulative effect of a change in
    accounting principle                            174                 -                 -                  -
                                        -------------------------------------------------------------------------
Net Income                                    $   1,450        $    2,880         $   2,401           $  1,354
                                        =========================================================================
Earnings per common share:
Income before cumulative effect of a
 change in accounting principle:
        Basic                                 $    0.39        $     0.75         $    0.60           $   0.34
        Diluted                               $    0.37        $     0.75         $    0.59           $   0.33
Net income:
        Basic                                 $    0.44        $     0.75         $    0.60           $   0.34
        Diluted                               $    0.41        $     0.75         $    0.59           $   0.33

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

         During fiscal 2001 and the subsequent interim period through August 2, 2001, the Company did not have any disagreements with Ernst & Young LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report. During fiscal 2001 and the subsequent interim period through August 2, 2001, none of the events described in Regulation S-K Item 304 (a)(1)(v) occurred.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required to be included in Item 10 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

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

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2002, our officers, directors and greater than 10% beneficial owners have complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

         The information required to be included in Item 11 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required to be included in Item 12 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

         The information required to be included in Item 13 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 14. Controls and Procedures

         Subject to the SEC's rules and regulations, disclosure pursuant to this
Item 14 is not required for reports for periods ending prior to August 29, 2002, including this Form 10-K for the year ended June 30, 2002.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       3.1          Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 of the ABFS Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 filed on
                    September 27, 1996, File No. 0-22472 (the "1996 Form 10-KSB").

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
        4.9         Form of Unsecured Investment Note (Incorporated by reference from Exhibit 4.9 of Registrant's
                    Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

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

       4.13         Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by
                    reference from Exhibit 4.13 of Registrant's Registration Statement on Form S-2, No. 333-63014,
                    filed on June 14, 2001.)

       4.14         Form of Investment Note. (Incorporated by reference from Exhibit 4.14 of Registrant's Registration
                    Statement on Form S-2, No. 333-63014, filed on June 14, 2001.)

       4.15         Form of Indenture by and between ABFS and U.S. Bank National Association. (Incorporated by
                    reference from Exhibit 4.15 of Registrant's Registration Statement on Form S-2, No. 333-90366,
                    filed on June 12, 2002 (the "2002 Form S-2").)

       4.16         Form of Investment Note. (Incorporated by reference from Exhibit 4.16 of Registrant's 2002 Form
                    S-2.)

       10.1         Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of ABFS'
                    Quarterly Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474). **

       10.2         Stock Option Award Agreement (Incorporated by reference from Exhibit 10.1 of the Registration
                    Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the "Form S-11")).
                    **

       10.3         1995 Stock Option Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.6 of the Amendment No. 1 to the 1996 Form SB-2 filed on February 4, 1996 Registration No. 333-18919
                    (the "Amendment No. 1 to the 1996 Form SB-2")). **

       10.4         Form of Option Award Agreement for Non-Employee Directors Plan for Formula Awards (Incorporated by
                    reference from Exhibit 10.13 of the 1996 Form 10-KSB). **

       10.5         1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit 10.1 of the September 30, 1997 Form 10-QSB). **

       10.6         Lease dated January 7, 1994 by and between TCW Realty Fund IV Pennsylvania Trust and ABFS
                    (Incorporated by reference from Exhibit 10.9 of the Registration Statement on Form SB-2 filed
                    March 15, 1994, File No. 33-76390).

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

       10.11        Form of Employment Agreement with Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben
                    (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2). **

       10.12        Amendment One to Anthony J. Santilli's Employment Agreement (Incorporated by reference from
                    Exhibit 10.3 of the September 30, 1997 Form 10-QSB). **

       10.13        Amendment One to Beverly Santilli's Employment Agreement (Incorporated by reference from Exhibit
                    10.4 of the September 30, 1997 Form 10-QSB). **

       10.14        Management Incentive Plan (Incorporated by reference from Exhibit 10.16 of the 1996 Form SB-2). **

       10.15        Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards
                    (Incorporated by reference from Exhibit 10.18 of the Amendment No. 1 to the 1996 Form SB-2). **

       10.16        Form of Pooling and Servicing Agreement related to the Company's loan securitizations dated May 1,
                    1996, August 31, 1996, February 28, 1997, September 1, 1997, February 1, 1998, June 1, 1998, and
                    September 1, 1998 (Incorporated by reference from Exhibit 4.1 of ABFS' Quarterly Report on Form
                    10-QSB for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10-QSB")).

       10.17        Form of Sales and Contribution Agreement related to the Company's loan securitizations dated May
                    1, 1996 and September 27, 1996 (Incorporated by reference from Exhibit 4.1 of the March 31, 1995
                    Form 10-QSB).

       10.18        Form of Indenture related to the Company's loan securitizations dated December 1, 1998, March 1,
                    1999, June 1, 1999, September 1, 1999, December 1, 1999, March 1, 2000, June 1, 2000, September 1,
                    2000, December 1, 2000, September 1, 2001 and December 1, 2001. (Incorporated by reference from
                    Exhibit 10.18 to the Registration Statement on Form S-2 filed June 14, 2001, Registration No.
                    333-63014 (the "2001 Form S-2")).

       10.19        Form of Unaffiliated Seller's Agreement related to the Company's loan securitizations dated
                    December 1, 1998, March 1, 1999, June 1, 1999, September 1, 1999, December 1, 1999, March 1, 2000,
                    June 1, 2000, September 1, 2000, December 1, 2000, September 1, 2001 and December 1, 2001.
                    (Incorporated by reference from Exhibit 10.19 to the 2001 Form S-2).

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

       10.24        Standard Form of Office Lease and Rider to Lease dated April 2, 1993 by and between 5 Becker Farm
                    Associates and NJMIC (Incorporated by reference from Exhibit 10.29 of Post-Effective Amendment No.
                    1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No.
                    333-2445).

       10.25        First Amendment of Lease by and between 5 Becker Farm Associates and NJMIC dated July 27, 1994
                    (Incorporated by reference from Exhibit 10.30 of Post-Effective Amendment No. 1 to the
                    Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

       10.34        Form of Receivables Sale Agreement related to the lease-backed securitizations ABFS Equipment
                    Contract Trust 1998-A, dated June 1, 1998, and ABFS Equipment Contract Trust 1999-A, dated June 1,
                    1999. (Incorporated by reference from Exhibit 10.34 of the 2001 Form S-2).

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

       10.37        Lease Agreement dated August 30, 1999 related to One Presidential Boulevard, Bala Cynwyd,
                    Pennsylvania (Incorporated by reference to Exhibit 10.1 of the Registrant's September 30, 1999
                    Form 10-Q).

       10.38        Employment Agreement between American Business Financial Services, Inc. and Albert Mandia
                    (Incorporated by reference to Exhibit 10.2 of the Registrant's September 30, 1999 Form 10-Q). **

       10.39        Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia
                    (Incorporated by reference to Exhibit 10.3 of the Registrant's September 30, 1999 Form 10-Q). **

       10.40        American Business Financial Services, Inc. Amended and Restated 1999 Stock Option Plan
                    (Incorporated by reference from Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q
                    from the quarter ended September 30, 2001 filed on November 14, 2001). **

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

       10.51        Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman
                    (Incorporated by reference from Exhibit 10.66 of the 2000 Form 10-K). **

       10.52        Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph
                    Hall (Incorporated by reference from Exhibit 10.67 of the 2000 Form 10-K). **

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

       10.54        Senior Secured Credit Agreement, among: American Business Credit, Inc. ("ABC"), a Pennsylvania
                    corporation, HomeAmerican Credit, Inc. ("HAC"), a Pennsylvania corporation doing business under the assumed or fictitious name Upland Mortgage, and New Jersey Mortgage and Investment Corp., a
                    New Jersey corporation whose name will be changed in January 2001 to American Business Mortgage,
                    American Business Financial Services, Inc. (the "Parent"), and The Chase Manhattan Bank
                    (Incorporated by reference from Exhibit 10.2 of Registrant's December 31, 2000 Form 10-Q).

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

       10.60        Amended and Restated Sale and Servicing Agreement dated as of June 28, 2001 by and among ABFS
                    Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American
                    Business Mortgage Services, Inc. f/k/a New Jersey Mortgage and Investment Corp., as Originators
                    and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit,
                    Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor and
                    The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent. (Incorporated by reference from Exhibit 10.60 to the Form 10-K for the fiscal year ended June 30, 2001 filed on September 28,
                    2001.)

       10.61        Letter Agreement dated July 1, 2000 between ABFS and Albert W. Mandia. (Incorporated by reference to Exhibit 10.61 of Amendment No. 1 to the 2001 Form S-2 filed on October 5, 2001.)**

       10.62        American Business Financial Services, Inc. 2001 Incentive Plan. (Incorporated by reference from
                    Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001
                    (the "September 2001 Form 10-Q")).**

       10.63        American Business Financial Services, Inc. 2001 Stock Incentive Plan Restricted Stock Agreement.
                    (Incorporated by reference from Exhibit 10.2 of the September 2001 Form 10-Q).**

       10.64        American Business Financial Services, Inc. 2001 Executive Management Incentive Plan. (Incorporated
                    by reference from Exhibit 10.3 of the September 2001 Form 10-Q).**

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       10.65        December 2001 Amendment to Senior Secured Credit Agreement dated December 2001, among American
                    Business Financial Services, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., a
                    Pennsylvania corporation doing business under the assumed or fictitious name Upland Mortgage, and
                    American Business Mortgage Services, Inc. and JPMorgan Chase Bank. (Incorporated by reference from
                    Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 filed on February 14, 2002 (the "December 2001 Form 10-Q")).

       10.66        Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo
                    2001, Inc. (Incorporated by reference to Exhibit 10.2 from the December 2001 Form 10-Q.)

       10.67        Master Contribution Agreement, dated as of November 16, 2001 by and between American Business
                    Financial Services, Inc. and ABFS Repo 2001, Inc. (Incorporated by reference from Exhibit 10.3 to the December 2001 Form 10-Q.)

       10.68        Custodial Agreement dated as of November 16, 2001, by and among ABFS Repo 2001, Inc., a Delaware corporation; American Business Credit, Inc., a Pennsylvania corporation; JPMorgan Chase Bank, a
                    New York banking corporation; and Credit Suisse First Boston Mortgage Capital LLC. (Incorporated
                    by reference from Exhibit 10.4 to the December 2001 Form 10-Q).

       10.69        Guaranty, dated as of November 16, 2001, by and among American Business Financial Services, Inc.,
                    American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage, American Business
                    Mortgage Services, Inc. and Credit Suisse First Boston Mortgage Capital LLC. (Incorporated by
                    reference from Exhibit 10.5 to the December 2001 Form 10-Q.)

       10.70        Amendment No. 1 to the Indenture dated March 1, 2001 among Triple-A One Funding Corporation, ABFS
                    Mortgage Loan Warehouse Trust 2001-1 and JPMorgan Chase Bank. (Incorporated by reference from
                    Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                    2002 filed on May 15, 2002 (the "March 2002 Form 10-Q".)

       10.71        Amendment No. 2 to the Sale and Servicing Agreement dated as of March 1, 2001 by and among ABFS
                    OSO Inc., a Delaware corporation, as Depositor, ABFS Mortgage Loan Warehouse Trust 2001-1, a
                    Delaware business trust, as the Trust, American Business Financial Services, Inc., a Delaware
                    corporation, as Guarantor, American Business Credit, Inc., a Pennsylvania corporation, as
                    Servicer, JPMorgan Chase Bank f/k/a The Chase Manhattan Bank, a New York banking corporation, as
                    Indenture Trustee and as Collateral Agent and MBIA Insurance Corporation, a New York stock insurance company, as Note Insurer. (Incorporated by reference from Exhibit 10.2 to the March 2002
                    Form 10-Q.)

       10.72        3/02 Amended and Restated Senior Secured Credit Agreement dated as of March 15, 2002 among:
                    American Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank, as Agent and as a
                    Lender. (Incorporated by reference from Exhibit 10.3 to the March 2002 Form 10-Q.)

       10.73        $1.2 million Committed Line of Credit Note between American Business Financial Services, Inc. and
                    Firstrust Savings Bank dated January 18, 2002. (Incorporated by reference from Exhibit 10.4 to the
                    March 2002 Form 10-Q.)

       10.74        American Business Financial Services, Inc. Dividend Reinvestment and Stock Purchase Plan.
                    (Incorporated by reference from Exhibit 10. 1 of the Registrant's Registration Statement on Form
                    S-3, No. 333-87574, filed on May 3, 2002.)

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       10.75        Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2001-2, dated as of June 1,
                    2001, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American
                    Business Credit, Inc., a Pennsylvania corporation, and The Chase Manhattan Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.75 of the Registrant's 2002 Form
                    S-2.)

       10.76        Unaffiliated Seller's Agreement, dated June 1, 2001 by and among Bear Stearns Asset Backed
                    Securities, Inc., a Delaware corporation, ABFS 2001-2, Inc., a Delaware corporation, American
                    Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland
                    Mortgage, a Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey
                    corporation. (Incorporated by reference from Exhibit 10.76 of the Registrant's 2002 Form S-2.)

       10.77        Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2002-1, dated as of March 1,
                    2002, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American
                    Business Credit, Inc., a Pennsylvania corporation and JPMorgan Chase Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.77 of the Registrant's 2002 Form S-2.)

       10.78        Unaffiliated Seller's Agreement, dated as of March 1, 2002 by and among Bear Stearns Asset Backed
                    Securities, Inc., a Delaware corporation, ABFS 2002-1, Inc., a Delaware corporation, American
                    Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland
                    Mortgage, a Pennsylvania corporation and American Business Mortgage Services, Inc., a New Jersey
                    corporation. (Incorporated by reference from Exhibit 10.78 of the Registrant's 2002 Form S-2.)

       10.79        Pooling and Services Agreement relating to ABFS Mortgage Loan Trust 2002-2, dated as of June 1,
                    2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation,
                    American Business Credit, Inc., a Pennsylvania corporation, and JP Morgan Chase Bank, a New York corporation.

       10.80        Unaffiliated Seller's Agreement, dated as of June 1, 2002, by and among Credit Suisse First Boston
                    Mortgage Securities Corp., a Delaware corporation, ABFS 2002-2, Inc., a Delaware corporation,
                    American Business Credit, Inc., a Pennsylvania corporation, and Home American Credit Inc., d/b/a
                    Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage Services, Inc., a New
                    Jersey corporation.

       10.81        Indemnification Agreement dated June 21, 2002, by ABFS 2002-2, Inc., American Business Credit,
                    Inc., Home American Credit, Inc. and American Business Mortgage Services, Inc. in favor of Credit
                    Suisse First Boston Mortgage Securities Corp. and Credit Suisse First Boston Corp.

       10.82        First Amended and Restated Warehousing Credit and Security Agreement between American Business
                    Credit, Inc., a Pennsylvania corporation, American Business Mortgage Services, Inc., a New Jersey
                    corporation, HomeAmerican Credit, Inc., a Pennsylvania corporation, and Residential Funding
                    Corporation, a Delaware corporation dated as of July 1, 2002.

       10.83        Promissory Note between American Business Credit, Inc., a Pennsylvania corporation, American
                    Business Mortgage Services, Inc., a New Jersey corporation, HomeAmerican Credit, Inc., a
                    Pennsylvania corporation, and Residential Funding Corporation, a Delaware corporation dated July
                    1, 2002.

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
      10.84         Guaranty dated July 1, 2002 given by American Business Financial Services, Inc., a Delaware
                    corporation, to Residential Funding Corporation, a Delaware corporation.

       11.1         Statement of Computation of Per Share Earnings (Included in Note 19 of the Notes to June 30, 2002
                    Consolidated Financial Statements).

       12.1         Computation of Ratio of Earnings to Fixed Charges.

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

       21.1         Subsidiaries of the Registrant

       23.1         Consents of BDO Seidman, LLP.

       99.1         Chief Executive Officer's Certificate

       99.2         Chief Financial Officer's Certificate

----------------------------
** Indicates management contract or compensatory plan or arrangement.




(f) Reports on Form 8-K:

There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: September 18, 2002          By: /s/ Anthony J. Santilli
                                  -----------------------------------------
                                  Name:  Anthony J. Santilli
                                  Title: Chairman, President, Chief Executive
                                         Officer, Chief Operating Officer and
                                         Director (Duly Authorized Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                         Capacity                               Date
--------------------------------            -----------------------------------------------    -------------------

   /s/ Anthony J. Santilli
--------------------------------
       Anthony J. Santilli                  Chairman, President, Chief Executive Officer,      September 18, 2002
                                            Chief Operating Officer and Director (Principal
                                            Executive and Operating Officer)
   /s/ Albert W. Mandia
--------------------------------
       Albert W. Mandia                     Executive Vice President and Chief Financial       September 18, 2002
                                            Officer (Principal Financial and Accounting
                                            Officer)
   /s/ Leonard Becker
--------------------------------
       Leonard Becker                                           Director                       September 18, 2002

--------------------------------
       Richard Kaufman                                          Director                       September 18, 2002

--------------------------------
       Michael DeLuca                                           Director                       September 18, 2002

   /s/ Harold Sussman
--------------------------------
       Harold Sussman                                           Director                       September 18, 2002

   /s/ Jerome Miller
--------------------------------
       Jerome Miller                                            Director                       September 18, 2002

CERTIFICATIONS


I, Anthony J. Santilli, certify that:

1. I have reviewed the annual report on Form 10-K of American Business Financial Services, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 18, 2002       /s/ Anthony J. Santilli
                               ---------------------------------------------
                               Anthony Santilli
                               Chairman, President, Chief Executive Officer,
                               Chief Operating Officer, and Director
                               (principal executive officer)



I, Albert W. Mandia, certify that:

1. I have reviewed the annual report on Form 10-K of American Business Financial Services, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 18, 2002       /s/ Albert W. Mandia
                               --------------------------------------------
                               Albert W. Mandia
                               Executive Vice President and
                               Chief Financial Officer
                               (principal financial officer)

                                  EXHIBIT INDEX
                                  -------------

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
        3.1         Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 of the ABFS Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 filed on September
                    27, 1996, File No. 0-22472 (the "1996 Form 10-KSB").

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

        4.9         Form of Unsecured Investment Note (Incorporated by reference from Exhibit 4.9 of Registrant's
                    Registration Statement on Form S-2, No. 333-63859, filed September 21, 1998).

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       4.12         Form of Investment Note. (Incorporated by reference from Exhibit 4.12 of Registrant's Registration
                    Statement on Form S-2, No. 333-40248, filed June 27, 2000.)

       4.13         Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by
                    reference from Exhibit 4.13 of Registrant's Registration Statement on Form S-2, No. 333-63014,
                    filed on June 14, 2001.)

       4.14         Form of Investment Note. (Incorporated by reference from Exhibit 4.14 of Registrant's Registration
                    Statement on Form S-2, No. 333-63014, filed on June 14, 2001.)

       4.15         Form of Indenture by and between ABFS and U.S. Bank National Association. (Incorporated by
                    reference from Exhibit 4.15 of Registrant's Registration Statement on Form S-2, No. 333-90366,
                    filed on June 12, 2002 (the "2002 Form S-2").)

       4.16         Form of Investment Note.  (Incorporated by reference from Exhibit 4.16 of Registrant's 2002
                    Form S-2.)

       10.1         Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of ABFS'
                    Quarterly Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474). **

       10.2         Stock Option Award Agreement (Incorporated by reference from Exhibit 10.1 of the Registration
                    Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the "Form S-11")).
                    **

       10.3         1995 Stock Option Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.6 of the Amendment No. 1 to the 1996 Form SB-2 filed on February 4, 1996 Registration No. 333-18919
                    (the "Amendment No. 1 to the 1996 Form SB-2")). **

       10.4         Form of Option Award Agreement for Non-Employee Directors Plan for Formula Awards (Incorporated by
                    reference from Exhibit 10.13 of the 1996 Form 10-KSB). **

       10.5         1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit 10.1 of the September 30, 1997 Form 10-QSB). **

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       10.10        Promissory Note of Anthony J. Santilli and Stock Pledge Agreement dated September 29, 1995
                    (Incorporated by reference from Exhibit 10.14 of the 1995 Form SB-2).

       10.11        Form of Employment Agreement with Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben
                    (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2). **

       10.12        Amendment One to Anthony J. Santilli's Employment Agreement (Incorporated by reference from
                    Exhibit 10.3 of the September 30, 1997 Form 10-QSB). **

       10.13        Amendment One to Beverly Santilli's Employment Agreement (Incorporated by reference from Exhibit
                    10.4 of the September 30, 1997 Form 10-QSB). **

       10.14        Management Incentive Plan (Incorporated by reference from Exhibit 10.16 of the 1996 Form SB-2). **

       10.15        Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards
                    (Incorporated by reference from Exhibit 10.18 of the Amendment No. 1 to the 1996 Form SB-2). **

       10.16        Form of Pooling and Servicing Agreement related to the Company's loan securitizations dated May 1,
                    1996, August 31, 1996, February 28, 1997, September 1, 1997, February 1, 1998, June 1, 1998, and
                    September 1, 1998 (Incorporated by reference from Exhibit 4.1 of ABFS' Quarterly Report on Form
                    10-QSB for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10-QSB")).

       10.17        Form of Sales and Contribution Agreement related to the Company's loan securitizations dated May
                    1, 1996 and September 27, 1996 (Incorporated by reference from Exhibit 4.1 of the March 31, 1995
                    Form 10-QSB).

       10.18        Form of Indenture related to the Company's loan securitizations dated December 1, 1998, March 1,
                    1999, June 1, 1999, September 1, 1999, December 1, 1999, March 1, 2000, June 1, 2000, September 1,
                    2000, December 1, 2000, September 1, 2001 and December 1, 2001. (Incorporated by reference from
                    Exhibit 10.18 to the Registration Statement on Form S-2 filed June 14, 2001, Registration No.
                    333-63014 (the "2001 Form S-2")).

       10.19        Form of Unaffiliated Seller's Agreement related to the Company's loan securitizations dated
                    December 1, 1998, March 1, 1999, June 1, 1999, September 1, 1999, December 1, 1999, March 1, 2000,
                    June 1, 2000, September 1, 2000, December 1, 2000, September 1, 2001 and December 1, 2001.
                    (Incorporated by reference from Exhibit 10.19 to the 2001 Form S-2).

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       10.23        Agreement for Purchase and Sale of Stock between Stanley L. Furst, Joel E. Furst and ABFS dated
                    October 27, 1997 (Incorporated by reference from ABFS' Current Report on Form 8-K dated October
                    27, 1997, File No. 0-22747).

       10.24        Standard Form of Office Lease and Rider to Lease dated April 2, 1993 by and between 5 Becker Farm
                    Associates and NJMIC (Incorporated by reference from Exhibit 10.29 of Post-Effective Amendment No.
                    1 to the Registration Statement on Form SB-2 filed on January 22, 1998, Registration No.
                    333-2445).

       10.25        First Amendment of Lease by and between 5 Becker Farm Associates and NJMIC dated July 27, 1994
                    (Incorporated by reference from Exhibit 10.30 of Post-Effective Amendment No. 1 to the
                    Registration Statement on Form SB-2 filed on January 22, 1998, Registration No. 333-2445).

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

       10.34        Form of Receivables Sale Agreement related to the lease-backed securitizations ABFS Equipment
                    Contract Trust 1998-A, dated June 1, 1998, and ABFS Equipment Contract Trust 1999-A, dated June 1,
                    1999. (Incorporated by reference from Exhibit 10.34 of the 2001 Form S-2).

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

       10.37        Lease Agreement dated August 30, 1999 related to One Presidential Boulevard, Bala Cynwyd,
                    Pennsylvania (Incorporated by reference to Exhibit 10.1 of the Registrant's September 30, 1999
                    Form 10-Q).

       10.38        Employment Agreement between American Business Financial Services, Inc. and Albert Mandia
                    (Incorporated by reference to Exhibit 10.2 of the Registrant's September 30, 1999 Form 10-Q). **

       10.39        Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia
                    (Incorporated by reference to Exhibit 10.3 of the Registrant's September 30, 1999 Form 10-Q). **

       10.40        American Business Financial Services, Inc. Amended and Restated 1999 Stock Option Plan
                    (Incorporated by reference from Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q
                    from the quarter ended September 30, 2001 filed on November 14, 2001). **

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

       10.51        Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman
                    (Incorporated by reference from Exhibit 10.66 of the 2000 Form 10-K). **

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       10.52        Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph
                    Hall (Incorporated by reference from Exhibit 10.67 of the 2000 Form 10-K). **

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

       10.54        Senior Secured Credit Agreement, among: American Business Credit, Inc. ("ABC"), a Pennsylvania
                    corporation, HomeAmerican Credit, Inc. ("HAC"), a Pennsylvania corporation doing business under the assumed or fictitious name Upland Mortgage, and New Jersey Mortgage and Investment Corp., a
                    New Jersey corporation whose name will be changed in January 2001 to American Business Mortgage,
                    American Business Financial Services, Inc. (the "Parent"), and The Chase Manhattan Bank
                    (Incorporated by reference from Exhibit 10.2 of Registrant's December 31, 2000 Form 10-Q).

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

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
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

       10.60        Amended and Restated Sale and Servicing Agreement dated as of June 28, 2001 by and among ABFS
                    Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American
                    Business Mortgage Services, Inc. f/k/a New Jersey Mortgage and Investment Corp., as Originators
                    and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit,
                    Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor and
                    The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent. (Incorporated by reference from Exhibit 10.60 to the Form 10-K for the fiscal year ended June 30, 2001 filed on September 28,
                    2001.)

       10.61        Letter Agreement dated July 1, 2000 between ABFS and Albert W. Mandia. (Incorporated by reference to Exhibit 10.61 of Amendment No. 1 to the 2001 Form S-2 filed on October 5, 2001.)**

       10.62        American Business Financial Services, Inc. 2001 Incentive Plan. (Incorporated by reference from
                    Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001
                    (the "September 2001 Form 10-Q")).**

       10.63        American Business Financial Services, Inc. 2001 Stock Incentive Plan Restricted Stock Agreement.
                    (Incorporated by reference from Exhibit 10.2 of the September 2001 Form 10-Q).**

       10.64        American Business Financial Services, Inc. 2001 Executive Management Incentive Plan. (Incorporated
                    by reference from Exhibit 10.3 of the September 2001 Form 10-Q).**

       10.65        December 2001 Amendment to Senior Secured Credit Agreement dated December 2001, among American
                    Business Financial Services, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., a
                    Pennsylvania corporation doing business under the assumed or fictitious name Upland Mortgage, and
                    American Business Mortgage Services, Inc. and JPMorgan Chase Bank. (Incorporated by reference from
                    Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 filed on February 14, 2002 (the "December 2001 Form 10-Q")).

       10.66        Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo
                    2001, Inc. (Incorporated by reference to Exhibit 10.2 from the December 2001 Form 10-Q.)


     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       10.67        Master Contribution Agreement, dated as of November 16, 2001 by and between American Business
                    Financial Services, Inc. and ABFS Repo 2001, Inc. (Incorporated by reference from Exhibit 10.3 to the December 2001 Form 10-Q.)

       10.68        Custodial Agreement dated as of November 16, 2001, by and among ABFS Repo 2001, Inc., a Delaware corporation; American Business Credit, Inc., a Pennsylvania corporation; JPMorgan Chase Bank, a
                    New York banking corporation; and Credit Suisse First Boston Mortgage Capital LLC. (Incorporated
                    by reference from Exhibit 10.4 to the December 2001 Form 10-Q).

       10.69        Guaranty, dated as of November 16, 2001, by and among American Business Financial Services, Inc.,
                    American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage, American Business
                    Mortgage Services, Inc. and Credit Suisse First Boston Mortgage Capital LLC. (Incorporated by
                    reference from Exhibit 10.5 to the December 2001 Form 10-Q.)

       10.70        Amendment No. 1 to the Indenture dated March 1, 2001 among Triple-A One Funding Corporation, ABFS
                    Mortgage Loan Warehouse Trust 2001-1 and JPMorgan Chase Bank. (Incorporated by reference from
                    Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                    2002 filed on May 15, 2002 (the "March 2002 Form 10-Q".)

       10.71        Amendment No. 2 to the Sale and Servicing Agreement dated as of March 1, 2001 by and among ABFS
                    OSO Inc., a Delaware corporation, as Depositor, ABFS Mortgage Loan Warehouse Trust 2001-1, a
                    Delaware business trust, as the Trust, American Business Financial Services, Inc., a Delaware
                    corporation, as Guarantor, American Business Credit, Inc., a Pennsylvania corporation, as
                    Servicer, JPMorgan Chase Bank f/k/a The Chase Manhattan Bank, a New York banking corporation, as
                    Indenture Trustee and as Collateral Agent and MBIA Insurance Corporation, a New York stock insurance company, as Note Insurer. (Incorporated by reference from Exhibit 10.2 to the March 2002
                    Form 10-Q.)

       10.72        3/02 Amended and Restated Senior Secured Credit Agreement dated as of March 15, 2002 among:
                    American Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank, as Agent and as a
                    Lender. (Incorporated by reference from Exhibit 10.3 to the March 2002 Form 10-Q.)

       10.73        $1.2 million Committed Line of Credit Note between American Business Financial Services, Inc. and
                    Firstrust Savings Bank dated January 18, 2002. (Incorporated by reference from Exhibit 10.4 to the
                    March 2002 Form 10-Q.)

       10.74        American Business Financial Services, Inc. Dividend Reinvestment and Stock Purchase Plan.
                    (Incorporated by reference from Exhibit 10. 1 of the Registrant's Registration Statement on Form
                    S-3, No. 333-87574, filed on May 3, 2002.)

       10.75        Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2001-2, dated as of June 1,
                    2001, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American
                    Business Credit, Inc., a Pennsylvania corporation, and The Chase Manhattan Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.75 of the Registrant's 2002 Form
                    S-2.)

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       10.76        Unaffiliated Seller's Agreement, dated June 1, 2001 by and among Bear Stearns Asset Backed
                    Securities, Inc., a Delaware corporation, ABFS 2001-2, Inc., a Delaware corporation, American
                    Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland
                    Mortgage, a Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey
                    corporation. (Incorporated by reference from Exhibit 10.76 of the Registrant's 2002 Form S-2.)

       10.77        Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2002-1, dated as of March 1,
                    2002, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American
                    Business Credit, Inc., a Pennsylvania corporation and JPMorgan Chase Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.77 of the Registrant's 2002 Form S-2.)

       10.78        Unaffiliated Seller's Agreement, dated as of March 1, 2002 by and among Bear Stearns Asset Backed
                    Securities, Inc., a Delaware corporation, ABFS 2002-1, Inc., a Delaware corporation, American
                    Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland
                    Mortgage, a Pennsylvania corporation and American Business Mortgage Services, Inc., a New Jersey
                    corporation. (Incorporated by reference from Exhibit 10.78 of the Registrant's 2002 Form S-2.)

       10.79        Pooling and Services Agreement relating to ABFS Mortgage Loan Trust 2002-2, dated as of June 1,
                    2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation,
                    American Business Credit, Inc., a Pennsylvania corporation, and JP Morgan Chase Bank, a New York corporation.

       10.80        Unaffiliated Seller's Agreement, dated as of June 1, 2002, by and among Credit Suisse First Boston
                    Mortgage Securities Corp., a Delaware corporation, ABFS 2002-2, Inc., a Delaware corporation,
                    American Business Credit, Inc., a Pennsylvania corporation, and Home American Credit Inc., d/b/a
                    Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage Services, Inc., a New
                    Jersey corporation.

       10.81        Indemnification Agreement dated June 21, 2002, by ABFS 2002-2, Inc., American Business Credit,
                    Inc., Home American Credit, Inc. and American Business Mortgage Services, Inc. in favor of Credit
                    Suisse First Boston Mortgage Securities Corp. and Credit Suisse First Boston Corp.

       10.82        First Amended and Restated Warehousing Credit and Security Agreement between American Business
                    Credit, Inc., a Pennsylvania corporation, American Business Mortgage Services, Inc., a New Jersey
                    corporation, HomeAmerican Credit, Inc., a Pennsylvania corporation, and Residential Funding
                    Corporation, a Delaware corporation dated as of July 1, 2002.

       10.83        Promissory Note between American Business Credit, Inc., a Pennsylvania corporation, American
                    Business Mortgage Services, Inc., a New Jersey corporation, HomeAmerican Credit, Inc., a
                    Pennsylvania corporation, and Residential Funding Corporation, a Delaware corporation dated July
                    1, 2002.

       10.84        Guaranty dated July 1, 2002 given by American Business Financial Services, Inc., a Delaware
                    corporation, to Residential Funding Corporation, a Delaware corporation.

        11.1        Statement of Computation of Per Share Earnings (Included in Note 19 of the Notes to June 30, 2002
                    Consolidated Financial Statements).

     Exhibit
      Number                                                  Description
     --------       -----------------------------------------------------------------------------------------------
       12.1         Computation of Ratio of Earnings to Fixed Charges.

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

       21.1         Subsidiaries of the Registrant

       23.1         Consents of BDO Seidman, LLP.

       99.1         Chief Executive Officer's Certificate

       99.2         Chief Financial Officer's Certificate

----------------------------
** Indicates management contract or compensatory plan or arrangement.