Form 10-K/A
period 2002-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2002-10-28
CIK 772349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from _______________ to _______________________


                          Commission File No. 000-22474

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)

              Delaware                                    87-0418807
              --------                                    ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                111 Presidential Boulevard, Bala Cynwyd, PA 19004
--------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (610) 668-2440
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock, par value
                                 $.001 per share
                                ------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [ X ]

         The aggregate market value of the 1,739,875 shares of common stock, $.001 par value per share, held by non-affiliates of the Registrant as of September 6, 2002 was $22.8 million.

         The number of shares outstanding of the Registrant's sole class of common stock as of September 6, 2002 was 2,854,369 shares.

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 is to file Part III of the Annual Report on Form 10-K, pursuant to Instruction G(3) of such form. Since American Business Financial Services, Inc., referred to as the Company, does not anticipate filing definitive proxy material within 120 days of the end of its fiscal year, it is, by this amendment, filing information responsive to Part III of the Form 10-K.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         American Business Financial Services, Inc.'s (the "Company's") Amended and Restated Certificate of Incorporation currently provides that the Board shall consist of not less than one nor more than fifteen directors and that within these limits the number of directors shall be as established by the Board. The Board has set the number of directors at six or until their successors are elected and qualified. The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, having staggered terms of office, which are as equal in number as possible. The members of each class of directors are to be elected for a term of three years. The Company's Amended and Restated Articles of Incorporation does not permit stockholders to cumulate their votes for the election of directors.

         The following table sets forth certain information, as of October 28, 2002, regarding the Company's Board of Directors.

                                                        Position(s) Held            Director       Term to
                Name                  Age (1)            in the Company               Since        Expire
--------------------------------------------------------------------------------------------------------------

Anthony J. Santilli...............      60          Chairman, President, Chief        1993          2004
                                                     Executive Officer, Chief
                                                   Operating Officer and Director
Leonard Becker...................       79                  Director                  1993          2005
Michael DeLuca...................       71                  Director                  1993          2003
Richard Kaufman..................       60                  Director                  1993          2004
Jerome Miller....................       69                  Director                  2002          2005
Harold E. Sussman................       77                  Director                  1993          2003


--------------
(1) As of October 28, 2002.

         The principal occupation of each director of the Company and each of the nominees for director is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

         Anthony J. Santilli is the Chairman, President, Chief Executive Officer and Chief Operating Officer of the Company and is an executive officer of its subsidiaries. He has held these positions with the Company since early 1993 when the Company became the parent company of American Business Credit, Inc. ("ABC"). He has held the positions with the subsidiaries since the formation of ABC in June 1988. Prior to the founding of ABC in 1988, Mr. Santilli was Vice President and Department Head of The Philadelphia Savings Fund Society ("PSFS"). As such, Mr. Santilli was responsible for PSFS' commercial relationships with small and middle market business customers. Mr. Santilli also served as the secretary of PSFS' Asset/Liability Committee and Policy Committee from May 1983 to June 1985 and June 1986 to June 1987. Mr. Santilli is the husband of Beverly Santilli, the Company's First Executive Vice President and Secretary.

         Leonard Becker is a self-employed real estate investor, and has been so since 1980. Mr. Becker was a former 50% owner and officer of the SBIC of the Eastern States, Inc., a federally licensed small business corporation which made medium term loans to small business concerns from 1967 to 1980. For the last 30 years, Mr. Becker has been heavily involved in the investment in and management of real estate and has been involved in the ownership of numerous shopping centers, office buildings and apartments. Mr. Becker formerly served as a director of Eagle National Bank and Cabot Medical Corp. and was a founding director in each of these corporations. Mr. Becker is also a director of Universal Display Corporation.

         Michael DeLuca is Chief Executive Officer and a Director of Lux Products Corporation, a position he has held since 1991. Mr. DeLuca was President, Chairman of the Board, Chief Executive Officer and a former owner of Bradford-White Corporation, a manufacturer of plumbing products from 1982 to the end of 1991.

         Richard Kaufman is a private investor. From 1982 until the present, he has been self-employed and involved in making and managing investments for his own benefit. From 1976 to 1982, Mr. Kaufman was President and Chief Operating Officer of Morlan International, Inc., a cemetery and financial services conglomerate. From 1970 to 1976, Mr. Kaufman served as a Director and Vice President-Real Estate and Human Services Division of Texas International, Inc., an oil and gas conglomerate.

         Jerome Miller, D.O., is currently the medical director of GE Financial Assurance Co., a position he has held since August of 2001. From February 1996 through July 2001, Dr. Miller was a physician in the FRD Health System. Prior to that time, Dr. Miller was a private practitioner.

         Harold E. Sussman is currently a partner in the real estate firm of Lanard & Axilbund, Inc., a major commercial and industrial real estate brokerage and management firm in the Delaware Valley - Pennsylvania, Fort Lauderdale and Miami, Florida, with which he has been associated since 1972.

         Information regarding the Company's executive officers is included in
Item 1 "Business."

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

 Item 11.   Executive Compensation

         Stock price and share information contained in this Form 10-K/A have been adjusted to give effect to a 10% stock dividend that was paid on September 13, 2002 to stockholders of record on September 3, 2002 (the "Stock Dividend"). All stock price and share information has been adjusted to reflect previously issued stock dividends.

         The following table sets forth information regarding compensation paid by the Company and its subsidiaries to the Chief Executive Officer and each executive officer whose compensation exceeded $100,000 during fiscal 2002, referred to as the Named Officers.

                           Summary Compensation Table

                                                                                              Long Term
                                               Annual Compensation                        Compensation Awards
                                 --------------------------------------------   ------------------------------------------
                                                                                              Securities
                                                                 Other Annual   Restricted    Underlying
           Name and              Fiscal                          Compensation     Stock        Options/        All Other
      Principal Position          Year      Salary      Bonus         (1)        Award(s)     SARS(#)(2)     Compensation
------------------------------   ------   ---------   ---------  ------------   -----------  ------------   --------------

  Anthony J. Santilli             2002    $ 710,844   $694,313        --            --        12,100 (3)        $1,988 (9)
  Chairman, President, Chief      2001      639,688    989,688        --            --        12,100 (4)         1,988
  Executive Officer, Chief        2000      548,438    575,000        --            --        12,100 (5)         2,313
  Operating Officer and
  Director of ABFS

  Beverly Santilli                2002    $ 494,500   $483,000        --            --             0            $1,360 (9)
  President, ABC and First        2001      445,000    620,000        --            --             0               584
  Executive Vice President        2000      381,125    400,000        --            --        24,200 (7)         2,313
  and Secretary of ABFS

  Jeffrey M. Ruben                2002     $354,750   $177,375        --            --             0            $1,988 (9)
  Executive Vice President and    2001      322,500    161,250        --            --        24,200 (6)         2,100
  Assistant Secretary of ABFS     2000      287,500    150,000        --            --        24,200 (7)         2,313

  Albert W. Mandia                2002     $403,125   $201,563        --            --             0            $1,988 (9)
  Executive Vice President -      2001      366,250    183,125        --            --        24,200 (6)         1,506
  Finance and Chief Financial     2000      340,000    170,000        --            --        24,200 (7)         1,204
  Officer of ABFS)

  Milton Riseman                  2002     $376,250   $188,125        --            --             0              $729 (9)
  Chairman of the Consumer        2001      346,250    173,125        --            --             0               729
  Mortgage                        2000      335,000    100,000        --            --         8,318 (8)         1,919
  Group of ABFS



------------------

(1) Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of each officer's total salary and bonus.

(2) Share and exercise price information contained in this table has been adjusted as a result of the Stock Dividend.

(3) Represents an option to purchase 12,100 shares of Common Stock granted to Mr. Santilli in fiscal 2002 at an exercise price of $14.46.

(4) Represents an option to purchase 12,100 shares of Common Stock granted to Mr. Santilli in fiscal 2001 at an exercise price of $5.27 per share.

(5) Represents an option to purchase 12,100 shares of Common Stock granted to Mr. Santilli in fiscal 2000 at an exercise price of $10.74 per share. This option expired unexercised in October 2002.

(6) Represents an option to purchase 24,200 shares of Common Stock granted at an exercise price of $5.06 per share. Such option will vest at a rate of 20% per year over a five-year period, with the first portion vested on January 2, 2002, the first anniversary date of the grant.

(7) Represents an option to purchase 24,200 shares of Common Stock granted at an exercise price of $10.74 per share. Such option will vest at a rate of 20% per year over a five-year period with the first portion vested on October 1, 2000, the first anniversary of the date of grant.

(8) Represents an option to purchase 8,318 shares of Common Stock at an exercise price of $10.74 granted to Mr. Riseman in fiscal 2000. Such option will vest at a rate of 20% per year over a five-year period with the first portion vested on October 1, 2000.

(9) Represents the Company's contributions to the 401(k) Plan on behalf of each Named Officer.

         Executive Management Incentive Plan. During fiscal 1997, the Board of Directors adopted an Executive Management Incentive Plan for the benefit of certain officers of the Company and its subsidiaries, including certain of the Company's executive officers. The plan, which was amended in fiscal 2002, is intended to motivate management toward the achievement of the Company's business goals and objectives by rewarding management in the form of annual bonuses if certain established Company and individual goals are attained. No bonus is payable under this plan unless the corporate financial goals are reached, subject to exceptions at the Board's discretion. Selected officers at the level of Senior Vice President and above are eligible to participate in the plan. Bonuses are determined based upon the achievement of qualitative and quantitative individual, departmental and Company goals pursuant to a formula under which various factors are weighted with the maximum award based upon the selected officer's position and contribution to the Company's overall performance. Bonuses may be prorated to the extent an eligible participant has not been employed by the Company for a full 12-month period and may be paid in the form of cash and/or Common Stock. The Executive Management Incentive Plan does not include Messrs. Santilli, Mandia and Ruben and Mrs. Santilli as their annual cash bonus is determined in accordance with the terms of their respective employment agreements.

         1993 Stock Option Plan. In 1993, the Company adopted, and the stockholders approved, the Company's Amended and Restated Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provided for the award of options to purchase up to an aggregate of 876,645 shares of Common Stock (as adjusted for the Stock Dividend). Officers and key employees of the Company who are in positions in which their decisions, actions and counsel will have a significant impact upon the profitability and success of the Company are eligible to receive options under the 1993 Stock Option Plan. Options granted under the 1993 Stock Option Plan may be Incentive Stock Options, or Non-Qualified Stock Options.

         The 1993 Stock Option Plan is administered by the Compensation Committee which is comprised of three or more members of the Board of Directors of the Company, each of whom must meet certain requirements imposed by SEC regulations and the Internal Revenue Code. The Compensation Committee has the discretion to interpret the provisions of the 1993 Stock Option Plan; to determine the persons to receive options under the 1993 Stock Option Plan; to determine the type of awards to be made and the amount, size and terms of each such award, to determine the time when awards shall be granted; and to make all other determinations necessary or advisable for the administration of the 1993 Stock Option Plan.

         Options granted under the 1993 Stock Option Plan may be options intended to qualify under Section 422 of the Internal Revenue Code ("Incentive Stock Options"), or Non-Qualified Stock Options. The 1993 Stock Option Plan requires the exercise price of all stock options to be at least equal to the fair market value of the Common Stock on the date of the grant. Except as set forth below, all options granted pursuant to the 1993 Stock Option Plan are exercisable in accordance with a vesting schedule which is established at the time of grant and may not be exercised more than ten years from the date of the grant. No individual may receive more than 75% of the shares reserved for issuance under the 1993 Stock Option Plan.

         The following rules apply to Incentive Stock Options awarded under the Company's Stock Option Plans. In the case of Incentive Stock Options granted to a stockholder owning, directly or indirectly, in excess of 10% of the Common Stock, the option exercise price must be at least equal to 110% of the fair market value of the Common Stock on the date of grant and such options may not be exercised more than five years from the date of grant. Payment of the exercise price for options granted under the 1993 Stock Option Plan may be made in cash, shares of Common Stock, or a combination of both as determined by the Compensation Committee. Additionally, the maximum aggregate fair market value of the shares of Common Stock (determined when the Incentive Stock Option is granted) with respect to which Incentive Stock Options are first exercisable by an employee in any calendar year cannot exceed $100,000.

         All options granted pursuant to the 1993 Stock Option Plan are exercisable in accordance with a vesting schedule which was set by the Compensation Committee at the time of grant. The Compensation Committee may in its sole discretion, provide in an option agreement the circumstances under which the option shall become immediately exercisable and may accelerate the date on which all or any portion of an option may be exercised. All unexercised Incentive Stock Options terminate three months following the date on which an optionee's employment by the Company terminates, other than by reason of disability or death. An exercisable option held by an optionee who dies or who ceases to be employed by the Company because of disability may be exercised by the employee or his representative within one year after the employee dies or becomes disabled (but not later than the scheduled option termination date). No option granted under the 1993 Stock Option Plan is assignable or transferable, otherwise than by will or by the laws of descent and distribution. Except in the event of death or disability, all options granted under the 1993 Stock Option Plan are exercisable during the lifetime of an optionee, and are exercisable only by such optionee.

         The 1993 Stock Option Plan provides for adjustments to the number of shares subject to outstanding options and to the exercise price of such outstanding options in the discretion of the Compensation Committee in the event of a declaration of a stock dividend, distribution or other offering of shares, merger, consolidation, split up, combination, exchange, or recapitalization.

         The Compensation Committee may amend or terminate the 1993 Stock Option Plan at any time except that the Compensation Committee may not amend the 1993 Stock Option Plan without stockholder approval to (i) increase the number of shares which may be issued under the 1993 Stock Option Plan (other than pursuant to Section 14 of the 1993 Stock Option Plan); (ii) change the minimum option price (other than pursuant to Section 14 of the 1993 Stock Option Plan); (iii) extend the term of the 1993 Stock Option Plan, or (iv) extend the period during which an option may be exercised or changed. In addition, no amendment or modification to the 1993 Stock Option Plan shall impair the rights of any optionee under any previously granted award without the consent of such optionee. The Compensation Committee has determined that no additional options shall be granted under the 1993 Stock Option Plan.

         1999 Stock Option Plan. Under the Amended and Restated 1999 Stock Option Plan, an aggregate of 825,000 shares (as adjusted for the Stock Dividend) of Common Stock was authorized for issuance as of June 30, 2002. As of June 30, 2002, 236,024 shares of Common Stock (as adjusted for the Stock Dividend) were available for issuance as new grants.

         All officers, directors, important consultants and key employees of the Company and of any present or future Company parent or subsidiary corporation are eligible to receive an option or options under the 1999 Stock Option Plan. Options granted under the 1999 Stock Option Plan may be Incentive Stock Options or Non-Qualified Stock Options. For a discussion of the rules that apply to Incentive Stock Options, see "-- 1993 Stock Option Plan."

         The 1999 Stock Option Plan is administered by the Board of Directors of the Company, or a Compensation Committee appointed by the Company's Board of Directors, consisting of a minimum of two and a maximum of five members of the Board of Directors, each of whom is a "Non-Employee Director" as defined in SEC Regulations. The term "Committee" refers to either the Company's Board of Directors or this committee. The Committee is responsible for administration of the 1999 Stock Option Plan and has the right to construe the 1999 Stock Option Plan and the options issued pursuant to it, to correct defects and omissions and to reconcile inconsistencies to the extent necessary to effectuate the purpose of the 1999 Stock Option Plan and the options issued pursuant to it.

         The 1999 Stock Option Plan provides that the maximum number of options which may be awarded to any single optionee under the 1999 Stock Option Plan shall be no more than is equal to 90% of the shares reserved for issuance under the 1999 Stock Option Plan. Except as otherwise provided by the SEC Regulations, the 1999 Stock Option Plan provides that the Committee at the time of grant of a Non-Qualified Stock Option may provide that such stock option is transferrable to any "family member" (as defined in the 1999 Stock Option Plan) of the optionee by gift or qualified domestic relations order.

         All options granted pursuant to the 1999 Stock Option Plan are exercisable in accordance with a vesting schedule (if any) which is set by the Committee at the time of grant. The Committee also determines the expiration date of an option at the time of the grant, but in no event will an option be exercisable after the expiration of ten years from the date of grant of the option. All unexercised options terminate three months following the date on which an optionee's employment with the Company terminates, other than by reason of disability or death. An exercisable option held by an optionee who dies or who ceases to be employed by the Company because of disability may be exercised by the employee or his representative within one year after the employee dies or becomes disabled (but not later than the scheduled option termination date). The Committee may, in its sole discretion, provide in an option agreement the circumstances under which the option shall become immediately exercisable and may accelerate the date on which all or any portion of an option may be exercised. The option price for options issued under the 1999 Stock Option Plan shall be at least equal to the fair market value of the Company's Common Stock on the date of grant of the option.

         The 1999 Stock Option Plan provides for adjustments to the number of shares subject to outstanding options and to the exercise price of such outstanding options in the discretion of the Committee in the event of a declaration of a stock dividend, distribution or other offering of shares, merger, consolidation, transfer of assets, reorganization, split up, combination or recapitalization.

         Unless terminated earlier by the Board of Directors, the 1999 Stock Option Plan will remain in effect until all awards granted under 1999 Stock Option Plan have been satisfied by the issuance of shares provided that no new awards may be granted under such 1999 Stock Option Plan more than ten years from of the date the 1999 Stock Option Plan was adopted by the Company. Except as required by applicable law, the Board of Directors may amend or supplement the 1999 Stock Option Plan, including the form of option agreement, in any way, or suspend or terminate such plan at any time, as determined by the Board of Directors without the approval of stockholders; provided, however, that such action shall not affect options granted under the 1999 Stock Option Plan prior to the actual date on which such action occurred.

         2001 Stock Incentive Plan. Under the 2001 Stock Incentive Plan ("2001 Plan"), 165,000 shares are authorized for issuance. As of June 30, 2002, no shares of Common Stock were issued and outstanding under the 2001 Plan. All officers at the level of vice president and above as well as certain other employees of the Company and of any present or future Company parent or subsidiary corporation selected by the Compensation Committee are eligible to receive awards of stock under the 2001 Plan.

         Under the 2001 Plan, the Compensation Committee has the authority, in its discretion, to grant awards entitling the participant to receive a stated number shares of the Company's Common Stock, which awards may be subject to restrictions or forfeiture for a period of time as stipulated by the Compensation Committee. The dollar value of awards granted under the 2001 Plan is based upon the fair market value of the Company's Common Stock on the date of grant. Subject to the limitations of the 2001 Plan, the awards made to officers at the level of assistant vice president and above will be based upon corporate, departmental and individual performance criteria developed by the Compensation Committee pursuant to the guidelines described in the 2001 Plan. Awards made to other employees under the 2001 Plan will be based upon criteria established by the Compensation Committee from time to time.

         The 2001 Plan is administered by the Compensation Committee appointed by the Company's Board of Directors, consisting of a minimum of two and a maximum of five members of the Board of Directors, each of whom is a "Non-Employee Director" as defined in SEC Regulations. The Compensation Committee is responsible for administration of the 2001 Plan and has the right to construe the 2001 Plan and the awards issued pursuant to it, to correct defects and omissions and to reconcile inconsistencies to the extent necessary to effectuate the purpose of the 2001 Plan and the awards issued pursuant to it.

         The 2001 Plan provides that the maximum number of shares of Common Stock which may be awarded to any single individual under the 2001 Plan is 50% of the shares reserved for issuance under the 2001 Plan. Additionally, the Committee will not grant any awards during any fiscal year in which the Company fails to achieve its financial goals. The Compensation Committee will reduce the aggregate amount of any award it makes to a participant under the 2001 Plan by the amount of any bonus, in cash or other compensation, paid to that participant under the Company's Executive Management Incentive Plan.

         All awards of Common Stock granted pursuant to the 2001 Plan may be subject to vesting for a period of time and will become unrestricted under the 2001 Plan in accordance with a vesting schedule, if any, set by the Compensation Committee at the time of grant. Under the terms of the 2001 Plan, the Compensation Committee may also establish an additional period time during which the participant must hold the vested shares prior to resale. During the restricted period, if any, the participant shall have the right to vote the shares subject to the award. Pursuant to the terms of the 2001 Plan, the Company will defer the payment of cash dividends to the participant on any unvested shares until the shares vest and are no longer subject to the restrictions. The Company will hold any deferred cash dividends for the account of the participant and will pay interest on the deferred dividends at a rate determined by the Compensation Committee.

         All unvested awards terminate immediately upon termination of the participant's employment with the Company, other than by reason of disability or death. If the participant ceases to be employed by the Company because of death or disability, any unvested awards will immediately vest. Additionally, unless the Compensation Committee provides otherwise, if the participant's employment with the Company is involuntarily terminated for any reason, except for cause, during an 18 month period after a change in control of the Company (as defined in the 2001 Plan), the shares of Common Stock subject to the participant's award will fully vest and no longer be subject to the restrictions under the 2001 Plan. The Compensation Committee has the authority, in its sole discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect thereto, or to remove any restrictions under the circumstances described in the 2001 Plan.

         The 2001 Plan provides for adjustments to the number of shares issuable under the 2001 Plan in the discretion of the Compensation Committee in the event of a reorganization, recapitalization, stock split, stock dividend, combination or other exchange of shares, merger, consolidation or any change in the corporate structure or shares of the Company. Any additional shares of Common Stock or other securities received by the participant as a result of the type of event described above will be subject to the same restrictions applicable to the original award.

         The Board of Directors may amend or supplement the 2001 Plan, including the form of agreement evidencing the award, in any way, or suspend or terminate such plan at any time, as determined by the Board of Directors without the approval of stockholders; provided, however, that such action shall not affect awards granted under the 2001 Plan prior to the actual date on which such action occurred. Unless terminated earlier by the Board of Directors, the 2001 Plan shall continue in effect for a period of ten years or until all shares subject to awards have been granted and any restrictions applicable to such shares lapse.

         The following table sets forth information regarding options exercised by the Named Officers during fiscal 2002 under the Company's Stock Option Plans and the option values of options held by such individuals at fiscal year end.

              Aggregated Options/SAR Exercised In Last Fiscal Year
                      And Fiscal Year End Option/SAR Values


                                                                     Number of Securities
                                                                          Underlying         Value of Unexercised
                                                                         Unexercised             In-the-Money
                                                                    Options/SARs at Fiscal    Options / SARs at
                                                                           Year End            Fiscal Year End
                                 Shares Acquired      Value               Exercisable/            Exercisable/
             Name                  On Exercise      Realized($)        Unexercisable (1)       Unexercisable (2)
-----------------------------   -----------------   ----------      ---------------------    --------------------

Anthony J. Santilli..........           _                 _                59,137/0              $220,786/$0
Chairman, President, Chief
Executive Officer, Chief
Operating Officer and
Director of ABFS (3)

Beverly Santilli.............           _                 _              36,752/9,680               --/--
President of ABC and First
Executive Vice President and
Secretary of ABFS (4)

Jeffrey M. Ruben.............           _                 _             41,592/29,040          $22,738/$90,954
Executive Vice President and
Assistant Secretary of
ABFS (5)

Albert W. Mandia.............           _                 _             32,064/32,216          $22,738/$90,954
Executive Vice President -
Finance and Chief Financial
Officer of ABFS (6)

Milton Riseman...............           _                 _              14,518/9,680               --/--
Chairman of Consumer Mortgage
Group of ABFS (7)

---------------

(1) Shares subject to options and exercise prices in the table above are as of June 30, 2002 and have been adjusted to reflect the Stock Dividend. The actual number of shares subject to these options as well as the exercise price was adjusted on September 13, 2002 as a result of the Stock Dividend.

(2) Represents the aggregate market value (market price of the Common Stock less the exercise price) of the options granted based upon the closing sales price per share of $9.76 on June 28, 2002.

(3) The exercise prices of options to purchase 28,585 shares, 6,352 shares, 12,100 shares and 12,100 shares are $3.94 per share, $13.97 per share, $5.27 per share and $14.46 per share, respectively. Such options are all currently exercisable.

(4) The exercise prices of the options to purchase 15,880 shares, 6,352 shares and 24,200 shares are $15.74 per share, $18.50 per share and $10.74 per share, respectively. Such options vest at a rate of 20% of the initial award per year over a five-year period commencing on February 13, 1998, September 30, 1998 and October 1, 2000, respectively.

(5) The exercise prices of the options to purchase 15,880 shares, 6,352 shares, 24,200 shares, 24,200 shares are $15.74 per share, $18.50 per share, $10.74 per share and $5.06 per share, respectively. Such options vest at a rate of 20% of the initial award per year over a five year period commencing on February 13, 1998, September 30, 1998, October 1, 2000 and January 2, 2002, respectively.

(6) The exercise prices of options to purchase 15,880 shares, 24,200 and 24,200 shares are $18.10 per share, $10.74 per share and $5.06 per share, respectively. Such options vest at a rate of 20% of the initial award per year over a five-year period commencing June 1, 1999, October 1, 2000 and January 2, 2001, respectively.

(7) The exercise prices of options to purchase 15,880 and 8,318 shares of Common Stock are $10.23 per share and $10.74 per share, respectively. Such options vest at a rate of 20% per year over a five-year period commencing on June 15, 2000 and October 1, 2000, respectively.

         The following table sets forth information regarding options to purchase shares of Common Stock granted to the Named Officers during fiscal 2002. The 1993 Stock Option Plan and the 1999 Stock Option Plan do not provide for the grant of stock appreciation rights ("SARs").

                     Options/SAR Grants In Last Fiscal Year
                                Individual Grants



                                      Number of       % of Total
                                       Securities    Options/SARs                                 Black Scholes
                                       Underlying     Granted to    Exercise or                    Grant Date
                                      Options/SARs   Employees in    Base Price                      Present
  Name                                Granted (#)(1)   Fiscal Year     ($/sh)    Expiration Date  Value ($) (2)
-----------------------------------------------------------------------------------------------------------------
Anthony J. Santilli                      12,100          12.3%        $14.46       10/01/06         $5.13
Chairman, President, Chief Executive
Officer, Chief Operating Officer and
Director of ABFS

Beverly Santilli                           --             --           --            --              --
President of ABC and First Executive
Vice President and Secretary of ABFS

Jeffrey M. Ruben                           --             --           --            --              --
Executive Vice President and
Assistant Secretary of ABFS

Albert W. Mandia                           --             --           --            --              --
Executive Vice President - Finance
and Chief Financial Officer of ABFS

Milton Riseman                             --             --           --            --              --
Chairman of Consumer Mortgage Group
of ABFS

---------------
(1)    The information in this table has been adjusted to reflect the Stock
       Dividend.

(2) The Company utilized the Black-Scholes option pricing model. The Company's use of this model should not be construed as an endorsement of its accuracy for valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual performance of the Company's stock during the applicable period. The following Black-Scholes assumptions were utilized:

                  Risk-free interest rate                 3.49%
                  Dividend yield                          2.25%
                  Expected life                         3 years
                  Market price at grant                  $14.16
                  Expected volatility                     50.0%

Employment Agreements

         On January 29, 1997, the Company entered into employment agreements with each of Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben pursuant to which their initial annual base salaries were $300,000, $200,000 and $125,000, respectively. The employment agreements with Mr. and Mrs. Santilli were subsequently amended in October 1997. The salaries of Mr. and Mrs. Santilli are subject to increase but not decrease, on an annual basis based upon the Consumer Price Index and may also be increased from time to time by the Compensation Committee for Mr. Santilli and from time to time for Mrs. Santilli by Mr. Santilli based on the recommendations of the Compensation Committee. Mr. Ruben's salary is subject to increase on an annual basis based upon the Consumer Price Index and may also be increased from time to time by Mr. Santilli. Once increased, Mr. Ruben's salary may not be decreased following a "change in control" of the Company. The employment agreements are designed to assist the Company in maintaining a stable and competent management team. Certain of the terms of such agreements, including the amendments, are described below.

         Each agreement terminates upon the earlier of: (a) the employee's death, permanent disability, termination of employment for cause, voluntary resignation or seventieth birthday or (b) the later of: (i) the fifth year anniversary of the execution of the agreement (or three years in the case of Mr. Ruben); or (ii) five years from any anniversary date of an agreement (or three years in the case of Mr. Ruben). Notwithstanding the preceding, if the Company notifies: (a) Mr. or Mrs. Santilli of its intent to terminate their respective employment without cause during the term of their respective agreements, their agreements terminate five years from the date of the notice, or (b) Mr. Ruben of its intent to terminate his employment without cause during the term of his agreement, his agreement would terminate three years from the date of such notice except that while Mr. Santilli is Chief Executive Officer of the Company, the Company may terminate Mr. Ruben without cause upon payment to Mr. Ruben of an amount equal to his then current annual base salary.

         The employment agreements with each of Mr. and Mrs. Santilli also provide for a cash payment to each employee equal to 299% of the last five years' average annual compensation as calculated in accordance with Section 280G of the Internal Revenue Code, (in addition to any other payments and benefits due under the agreements) in the event of a "change in control" (as defined in such agreements), of the Company during the term of the agreements to which such employee does not consent in such individual's capacity as a director or stockholder of the Company. Mr. Ruben's agreement provides for a similar cash payment only if his employment is terminated in the event of a "change in control," which payment shall be in lieu of any additional payment which may be due pursuant to the terms of his agreement. The agreements with Mr. Ruben and Mrs. Santilli also provide that in the event of a "change in control" of the Company, each employee's stock options shall vest in full (provided, that in the case of Mrs. Santilli, she does not consent to such "change in control"). The vesting of options and the receipt of other payments and benefits provided for under the agreements upon a "change in control" of the Company may subject an employee to the payment of an excise tax equal to 20% of all payments contingent upon a "change in control" made in excess of the employee's base compensation. Under the terms of the agreements, in such event the Company will pay the employees an additional amount such that the net amount of payments retained by the employees after the payment of any excise tax and any federal, state and local income and employment taxes and the excise tax on the additional amount paid by the Company shall be equal to the total payments or benefits to be received by the employees under their respective agreements. The Company is not entitled to a deduction for any payments subject to the excise tax made to employees pursuant to the terms of the agreements. For purposes of all of the employment agreements, a "change in control" of the Company shall include: (a) a change in the majority of the members of the Board of Directors within a two-year period, excluding a change due to the voluntary retirement or death of any board member (with respect to Mr. Ruben's agreement, no "change in control" as a result of a change in the majority of the directors will be deemed to occur under the terms of his agreement if Mr. Santilli remains Chairman of the Board), or (b) a person or group of persons acting in concert (as defined in Section 13(a) of the Exchange Act) acquires beneficial ownership, within the meaning of Rule 13(d)(3) of the Rules and Regulations of the SEC promulgated pursuant to the Exchange Act, of a number of voting shares of the Company which constitutes
(i) 50% or more of the Company's shares voted in the election of directors, or
(ii) more than 25% of the Company's outstanding voting shares. Based upon their current salaries, if Mr. and Mrs. Santilli and Mr. Ruben had been terminated as of June 30, 2002 under circumstances entitling them to change in control payments (excluding the value realized upon the exercise of options or any excise tax and other payments described above, which amounts may vary based upon a variety of factors, including but not limited to, the acquisition price and the timing of the change in control), Mr. Santilli, Mrs. Santilli and Mr. Ruben would have been entitled to receive a lump sum payment of approximately $3,604,427, $2,427,192 and $1,208,802, respectively. In addition, Mr. and Mrs.
Santilli's agreements would continue to be in force for the remainder of their term as described above.

         Each employment agreement also prohibits the employee from divulging confidential information regarding the Company's business to any other party and prohibits the employee, during the term of the agreement, from engaging in a business or being employed by a competitor of the Company without the prior written consent of the Company. The Company may extend the non-compete provisions of any of the agreements at its option (or in the case of Mr. Ruben, with his consent) for up to one year following the termination of such agreement upon payment to the employee of an amount equal to the highest annual salary and bonus received by the employee during any fiscal year during the term of the agreement; provided, however, that the non-compete provisions of Mr. Ruben's contract shall be automatically extended for one year in the event he is terminated without cause and receives a severance payment pursuant to the terms of his agreement unless he returns a pro rata portion of the severance payment received from the Company.

         The employment agreements with Mr. and Mrs. Santilli also provide for the payment of an annual cash bonus if the Company meets at least eighty percent (80%) of the targets established by the Board. Mr. Ruben's agreement provides that his participation in the Company's annual cash bonus plan is established by the Board. Each employment agreement also provides the employees with certain other benefits including an allowance for company car for each of Mr. and Mrs. Santilli, payment of certain life, health (including the payment of health insurance benefits for the family of Mr. and Mrs. Santilli) and disability insurance payments and reimbursement for all reasonable expenses incurred by the employee in the performance of his or her duties. In the event Mr. Santilli becomes disabled (as defined in the agreement) during the term of his agreement, such employment agreement also provides for the payment of monthly disability payments to him in an amount equal to his monthly salary prior to the disability less any disability benefits received by Mr. Santilli pursuant to any disability insurance paid for, in whole or in part, by the Company for the period of his disability, but in no event beyond the date Mr. Santilli reaches 65 years of age.

         The Company entered into a letter agreement with Albert Mandia in connection with his employment as Chief Financial Officer of the Company. The agreement, as amended, provides that Mr. Mandia shall receive an initial annual base salary of $275,000 and shall be eligible to receive a bonus of up to 50% of his annual salary if the Company achieves certain goals as described in the Management Incentive Plan. Mr. Santilli may increase Mr. Mandia's annual base salary from time to time. The agreement also provides Mr. Mandia with certain other benefits including a car allowance and life insurance. Mr. Mandia also received options to purchase 13,125 shares of the Company's Common Stock. If Mr. Mandia's employment is terminated for any reason, except for cause as defined in the letter agreement, he will be entitled to receive one year's base salary. The Company and Mr. Mandia are also parties to a supplementary letter agreement dated October 1, 1998. This supplementary letter agreement provides that Mr. Mandia shall be paid a certain sum in the event his employment is terminated after a change in control. In the event of a change in control, Mr. Mandia will receive two times: (a) his highest annual salary ($412,500) for the twelve month period preceding the termination of his employment and (b) his highest annual bonus paid in any of the three fiscal years preceding termination. A change in control is defined in the supplementary letter agreement as: (a) a merger or consolidation except where the Company would retain 75% voting power after giving effect to such merger or consolidation or where an employee group (then existing management and employees) would control 20% of the voting securities after giving effect to the merger or consolidation; (b) all or substantially all of the assets of the Company are sold or liquidated pursuant to a plan approved by the stockholders of the Company except if an employee group would retain at least 20% of such assets after giving effect to such plan; (c) the acquisition of 50% or more of the voting securities of the Company then outstanding except if such acquisition was by an employee group or pursuant to an agreement negotiated with the Company; or (d) the majority of the Board of Directors is replaced during any 24 month period (excluding voluntary resignations and placements made by the Board of Directors or an employee group). The payments are not payable under the supplementary agreement if Mr. Mandia is terminated for cause, however he is still entitled to the payments related to a change in control in the event that he resigns within twenty four months of a change in control because of a material reduction in his salary or benefits, a material change in his job responsibilities, a request to relocate that would increase his commute by more than 50 miles or the failure of the Company to expressly assume the supplementary agreement after a change in control. If a change in control was to occur as of the Record Date and his employment terminated, Mr. Mandia would be entitled to a payment of $1,237,500.

         The Company entered into an employment agreement with Milton Riseman in connection with his employment as Chairman, Consumer Mortgage Group. The agreement provides that Mr. Riseman shall receive an annual salary of $335,000 per year and shall be eligible to receive a bonus of up to 50% of his base salary, if the Company achieves certain goals as described in the Management Incentive Plan. The agreement also provides Mr. Riseman with a car allowance and the customary benefits afforded Company employees.

Compensation Committee Report on Executive Compensation

         General. The Compensation Committee is comprised entirely of non-employee members of the Board of Directors. The Compensation Committee reviews and approves each of the elements of the executive compensation program. Certain aspects of executive compensation are then submitted to the full Board for review. The Compensation Committee recommends changes in compensation for those individuals whose compensation is governed by employment agreements to the Board of Directors for action and determines the compensation of officers whose compensation is not governed by the terms of employment agreements.

         Compensation Objectives. The Compensation Committee believes that compensation for the executive officers should be determined in a manner which emphasizes increasing value for stockholders. Based upon this objective, the Compensation Committee's executive compensation program is designed to pay base salaries to executives at levels that enable the Company to attract, motivate and retain talented executives. In addition, the Compensation Committee may provide annual cash bonuses as well as stock option grants as a component of compensation and/or as a reward for performance based upon: (i) individual performance, (ii) the Company's operating and financial results and departmental goals, and (iii) other performance measures. Stock option grants which are made at the fair market value of the Common Stock on the grant date are intended to result in no reward if the stock price does not appreciate, but may provide substantial rewards to executives as stockholders benefit from stock price appreciation. Consistent with this overall philosophy, the Compensation Committee's specific objectives are to:

     o Align the financial interests of executive officers with those of stockholders by providing equity-based incentives.

     o Provide annual variable cash bonus compensation awards that take into account the overall Company performance, individual contributions and other factors that increase stockholder value.

     o Offer a total compensation program that takes into account the compensation practices and financial performance of companies in the Company's industry and other comparable companies as well as the future needs.

     o Emphasize performance-based and equity-based compensation for officers at the level of vice president and above which reward significantly upside performance that exceeds targeted goals. In particular, for the senior officers, the Compensation Committee focuses more on overall Company performance, and individual contributions to the achievement of established departmental and Company goals and less on comparable marketplace compensation comparisons in determining the amount of equity based compensation and annual cash bonuses.

         Components of Compensation. There are three major components of the executive officer compensation: (i) base salary, (ii) annual cash bonus awards, and (iii) equity-based incentive awards in the form of stock option grants. Executive officers also receive other standard benefits including medical, disability and life insurance as well as a car allowance.

         The Compensation Committee uses its subjective judgment in determining executive officer compensation levels and takes into account both qualitative and quantitative factors. Except as described below, the Compensation Committee does not generally assign specific weights to these factors. Among the factors considered by the Compensation Committee are the recommendations of Mr. Santilli, with respect to the compensation of other key executive officers (other than Mrs. Santilli). However, the Compensation Committee makes the final compensation decisions concerning all officers, other than those governed by employment agreements that require full board approval or specific officer approval. In these cases, the Compensation Committee makes recommendations on compensation to the Board or officer with final approval authority.

         In making compensation decisions, the Compensation Committee considers compensation practices and financial performance of companies in the Company's industry and other comparable companies. This information provides guidance and a framework to the Compensation Committee, but the Compensation Committee does not target total executive compensation or any component thereof to any particular point within, or outside, the range of companies in the Company's industry and other comparable companies' results. Specific compensation for individual officers will vary from these levels as the result of subjective factors considered by the Compensation Committee unrelated to compensation practices of comparable companies. In making compensation decisions, the Compensation Committee also receives assessments and advice regarding the compensation practices from independent compensation consultants. The Compensation Committee believes that the attraction and retention of superior officers is essential to the Company's ability to compete effectively with larger competitors and continue to implement its growth strategy.

         Base Salary and Cash Bonuses. Each Company executive receives a base salary, which when aggregated with their bonus, is intended to be competitive with similarly situated executives in the Company's industry and executives at other comparable companies. The Company targets base pay at the level required to attract and retain highly qualified executives. In determining salaries, the Compensation Committee also takes into account, among other factors, individual experience and performance and specific needs particular to the Company. During fiscal 1997, the Company entered into employment agreements with Messrs. Santilli and Ruben and Mrs. Santilli. The base salaries of Mr. Santilli, Mrs. Santilli, and Mr. Ruben are structured in accordance with their employment agreements which provide that salaries of such individuals may be increased but not decreased and provide for annual increases which may not be less than the increase in the cost of living for the prior year. Mr. Ruben's agreement provides that Mr. Santilli shall determine the amount of any salary increases over the cost of living increases. Mr. Santilli, with the recommendation of the Compensation Committee, determines the compensation increases for the remaining named officers.

         In addition to base salary, officers at the level of senior vice president and above are eligible to receive an annual cash bonus under the Executive Management Incentive Plan. Employees at the level of assistant vice president and above are also eligible for an annual bonus. The bonuses are based upon performance and certain other factors. Bonuses are determined based upon the achievement of qualitative and quantitative individual, departmental and company goals pursuant to an established formula under which the various factors are weighted based upon each individual's position, years of service and contribution to the overall performance of the Company or a subsidiary thereof. Generally, the annual bonus awarded can equal up to 50% of an individual's annual salary for all officers, other than Mr. Santilli and Mrs. Santilli. Mr. Mandia and Mr. Riseman may receive an annual bonus equal to up to 50% of their salaries pursuant to the terms of their employment agreements if the Company achieves certain performance goals described in the Executive Management Incentive Plan.

         The annual cash bonus payable to each of Mr. Santilli and Mrs. Santilli under their respective employment agreements is as follows: (a) if 80% of the targets established by the Board of Directors ("Targets") are met, a bonus of 50% of the individual's annual base salary, as adjusted, is payable under the employment agreement; (b) if 100% of the Targets are reached, a bonus equal to 100% of the individual's annual base salary, as adjusted, is payable under the agreement; or (c) if more than 100% of the Targets are achieved, the individual will receive an additional 2.5% of their annual base salary for each 1% by which the Targets are exceeded. In no event, however, will the annual cash bonus paid to Mr. Santilli or Mrs. Santilli exceed 225% of their annual base salary, as adjusted and no bonuses are required to be paid in any year where the Company fails to meet at least 80% of the Targets. The cash bonus program for Mr. Ruben is established from time to time by the Compensation Committee and approved by the Board of Directors. Currently, the Compensation Committee and the Board of Directors have directed Mr. Ruben's annual cash bonus not exceed fifty percent (50%) of Mr. Ruben's annual base salary at the time of the award with the actual amount of the award subject to the discretion of Mr. Santilli.

         The Company believes that bonuses paid to the Named Officers in fiscal 2002 are consistent with the cash bonus program approved by the Board of Directors. The amount of bonus and the performance criteria on which such bonus is based vary with the position and role of the executive within the Company, although bonuses are tied to the Company's financial performance. Base salary and cash bonuses of executives for fiscal 2002 were determined and paid in accordance with the compensation objectives discussed in this report.

         Stock Options. The Company believes that it is important for executives to have an equity stake in the Company and, toward this end, makes stock option grants to key executives from time to time. In making option awards, the Compensation Committee reviews the level of awards granted to executives at companies in the Company's industry and executives at other comparable companies, the awards granted to other executives within the Company and the individual officer's specific role and contribution at the Company. During fiscal 2002, options to purchase 98,725 shares of Common Stock (as adjusted for the Stock Dividend) were granted to officers and employees of the Company at exercise prices of $11.64, $11.82, $12.59, $13.00, $13.48 and $14.46 (as
adjusted for the Stock Dividend) which represent at least the fair market value of the Common Stock on the date of grant. Of these options, Mr. Santilli was granted options to purchase 12,100 (as adjusted for the Stock Dividend) shares of Common Stock in fiscal 2002. Except for options granted to Mr. Santilli that vested immediately, all other options granted become exercisable at twenty percent per year over a five year period on each successive anniversary of the date of grant.

         Chief Executive Officer Compensation. Mr. Santilli was the founder of the Company and has served as its Chairman, President and Chief Executive Officer since the Company's inception. On January 29, 1997, the Company entered into an employment agreement with Mr. Santilli. The agreement established Mr. Santilli's base salary at $300,000 and provided that his base salary may be increased from time to time and once increased may not be decreased. Mr. Santilli's base salary is automatically adjusted each year based upon the increase in the cost of living as determined by the Consumer Price Index. Pursuant to the terms of his employment agreement, Mr. Santilli's salary increases above the cost of living increase require full Board approval. On an annual basis, the Compensation Committee reviews and approves the compensation of Mr. Santilli which is submitted to the Board of Directors for its approval. As of June 30, 2002, Mr. Santilli's base salary was $710,844. During fiscal 2002, Mr. Santilli also received a cash bonus of $710,844 under his employment agreement. The Compensation Committee believes that Mr. Santilli's compensation is consistent with the compensation paid to Chief Executive Officers of comparable, publicly-held finance companies, and other companies comparable to the Company. In addition, Mr. Santilli, with his wife, is the largest stockholder of the Company, and to the extent his performance as Chairman, President and Chief Executive Officer translates into an increase in the stockholder value, all stockholders share the benefits, including Mr. Santilli.

         The Compensation Committee approved the compensation of Mr. Santilli and the executive officers for fiscal 2002, following the principles and procedures outlined in this report.

         Policy on Deductibility of Compensation in Excess of $1.0 Million. Generally, Section 162(m) of the Internal Revenue Code, and the regulations promulgated thereunder (collectively, "Section 162(m)"), denies a deduction to any publicly held company, such as the Company, for certain compensation exceeding $1.0 million paid during the calendar year to the chief executive officer and the four other highest paid executive officers. Notwithstanding the foregoing, certain performance-based compensation that has been approved by stockholders is excluded from the $1.0 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes such goals consists only of "outside directors" (as defined for purposes of Section 162(m)). All of the members of the Compensation Committee qualify as "outside directors." As a result, the Company believes compensation resulting from the exercise of options under the 1993 Stock Option Plan and the 1999 Stock Option Plan will be deductible. Any future employee incentive plan or other form of performance based compensation subject to this rule which is considered for adoption will be evaluated prior to any such adoption to determine the plan's anticipated compliance with the Section 162(m) limitation and this policy.

                           The Compensation Committee

Leonard Becker                    Michael DeLuca                   Jerome Miller


Compensation Committee Interlocks and Insider Participation

         No person who served as a member of the Compensation Committee during fiscal 2002 was a current or former officer or employee of the Company or its subsidiaries or engaged in certain transactions with the Company or its subsidiaries required to be disclosed by regulations of the Securities and Exchange Commission. Additionally, there were no compensation committee "interlocks" during 2002, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Company's Compensation Committee.

Stock Performance Graph

         The following graph shows a comparison of the cumulative total return for the Company's Common Stock, the NASDAQ Stock Market and the Old and New Peer Group Indices (described below), assuming an investment of $100 in each on June 30, 1997, and the reinvestment of all dividends. The data points used for the performance graph are listed below. The New Peer Group Index reflects the performance of the following publicly traded companies in industries similar to that of the Company: Aames Financial Corp., Delta Financial Corp., Homegold Financial, Irwin Financial Corporation, New Century Financial Corp., OCN/Ocwen Financial Corporation and Saxon Capital, Inc. The Old Peer Group Index utilized last year included Aames Financial Corp., AMREXCO, Delta Financial Corp., Homegold Financial, IMC Mortgage Co., New Century Financial Corp. and OCN/Owen Financial Corporation. The Peer Group Index has been modified since last year because AMREXCO and IMC Mortgage Co. are no longer publicly traded.


                                [GRAPH OMITTED]





                                                                Cumulative Total Return
Performance Graph Data Points               6/30/97    6/30/98    6/30/99     6/30/00    6/30/01     6/30/02
-----------------------------             ----------  ---------  ---------   ---------  ---------  ---------
American Business Financial Services       $100.00    $110.29    $ 62.29     $ 62.55    $ 81.10     $ 68.77
NASDAQ Stock Market (U.S.)                 $100.00    $131.62    $189.31     $279.93    $151.75     $103.32
New Peer Group Index                       $100.00    $132.57    $ 58.05     $ 35.38    $ 58.34     $ 57.62
Old Peer Group Index                       $100.00    $120.24    $ 45.46     $ 24.89    $ 39.23     $ 43.08


Compensation of Directors

         General. During fiscal 2002, non-employee directors of the Company received an annual stipend of $50,000 and $2,000 for each meeting attended. Mr. Santilli, the only director who is also an officer of the Company, does not receive any separate fee for acting in his capacity as a director.

         1995 Non-Employee Director Plan. The Company adopted the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Non-Employee Director Plan") in order to attract, retain and motivate non-employee directors and to encourage such individuals to increase their ownership interest in the Company. The 1995 Non-Employee Director Plan was adopted by the Board of Directors on September 12, 1995 and became effective upon its ratification by the stockholders at the annual meeting held on May 31, 1996. This plan provided for the award of options to purchase up to 171,517 shares (as adjusted for the Stock Dividend) of the Company's Common Stock from the Company's authorized but unissued shares. The Compensation Committee has determined that no additional options shall be granted under this 1995 Non-Employee Director Plan.

         The 1995 Non-Employee Director Plan is administered by the Board of Directors of the Company who shall have the exclusive right to determine the amount and conditions applicable to the options issued pursuant to such plan. Any non-employee director of the Company or its subsidiaries is eligible to participate in such plan.

         Options granted under the 1995 Non-Employee Director Plan are not Incentive Stock Options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Options that do not qualify as Incentive Stock Options are referred to as Non-Qualified Stock Options in this document. The exercise price of the stock options granted under the 1995 Non-Employee Director Plan shall be equal to the fair market value of the Company's Common Stock on the date of grant. Except in the event of death or disability of the director as described below, all options granted pursuant to the 1995 Non-Employee Director Plan are exercisable during the lifetime of the director only by the director and may not be exercised more than ten years from the date of the grant. Unless terminated earlier as provided in the 1995 Non-Employee Director Plan, all unexercised options terminate three months following the date on which an optionee ceases to be a director of the Company but in no event shall an option be exercisable after ten years from the date of grant thereof. In the event that a non-employee director dies or becomes disabled during the option term, the director's executor or legal guardian, as applicable, may exercise such option during the three month period following such event to the same extent that the director was entitled to exercise such option prior to his death or disability but in no event later than ten years from the date of grant.

         In connection with the adoption of such plan, each non-employee director of the Company received an initial option award to purchase 28,585 shares of Common Stock at an exercise price of $3.94 per share (as adjusted for the Stock Dividend). In addition, on October 22, 1996, the Board of Directors awarded each non-employee director an option to purchase 6,352 shares of the Company's Common Stock, at an exercise price of $13.97 per share (as adjusted for the Stock Dividend). No additional options have been awarded under this plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information related to securities authorized for issuance under the Company's equity compensation plans, required to be included in this Item 12, has been included in Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters."

         The following table sets forth, as of October 28, 2002, the beneficial ownership of ABFS' Common Stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of ABFS' outstanding Common Stock,
(ii) by each director and nominee for director of ABFS, (iii) by each the Named Officers, and (iv) by the directors, director nominees and executive officers of ABFS as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The business address of the officers of ABFS is that of ABFS.

                       Name, Position and Address                              Number of Shares            Percentage
                           of Beneficial Owner                              Beneficially Owned (1)          of Class
-----------------------------------------------------------------------     ----------------------         ----------
Anthony J. Santilli, Chairman, President, Chief Executive Officer, ...          1,209,175 (2)(3)               39.9%
Chief Operating Officer and Director of ABFS and
Beverly Santilli, President of American Business Credit and
First Executive Vice President and Secretary of ABFS

Michael DeLuca, Director of ABFS......................................            271,607 (4)                   9.1%
Lux Products
6001 Commerce Park
Mt. Laurel, NJ 08054

Harold E. Sussman, Director of ABFS...................................            155,922 (5)                   5.2%
Colliers, Lanard & Axilbund
399 Market Street, 3rd Floor
Philadelphia, PA  19106

Leonard Becker, Director of ABFS......................................            153,944 (6)                   5.2%
Becker Associates
111 Presidential Blvd., Suite 140
Bala Cynwyd, PA  19004

Richard Kaufman, Director of ABFS.....................................            123,662 (7)                   4.2%
1126 Bryn Tyddyn Drive
Gladwyne, PA  19035

Jerome Miller, Director of ABFS.......................................             31,169 (8)                   1.1%
216 Tower Lane
Penn Valley, PA 19072

Jeffrey M. Ruben......................................................             64,091 (9)                   2.2%
Executive Vice President of ABFS

Albert W. Mandia......................................................             38,796 (10)                  1.3%
Executive Vice President and Chief Financial Officer of ABFS

Milton Riseman........................................................             18,126 (11)                  *
Chairman of Consumer Mortgage Group of ABFS

All executive officers and directors as a group (10 persons)..........          2,066,492 (12)                 62.9%

---------
* Less than one percent.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC. Accordingly, they may include securities owned by or for, among others, the wife and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities. The share numbers in the table above may, as indicated in the appropriate footnotes, include shares deemed to be held in the Company's 401(k) Plan. The number of the shares deemed to be held in the Company's 401(k) Plan is based on the value of the units held as of the last 401(k) Plan statement dated September 30, 2002 divided by the closing price of the Company's Common Stock as reported on the NASDAQ National Market for September 30, 2002.

(2) Includes 1,100,866 shares held directly by Mr. and Mrs. Santilli as joint tenants with right of survivorship, 2,835 shares of Common Stock deemed to be held through the Company's 401(k) Plan and 9,585 shares held in trust for the benefit of Luc Armon Santilli, Mr. and Mrs. Santilli's child, with Mr. Santilli, Mrs. Santilli and Raymond Bucceroni acting as trustees.

(3) Includes options to purchase 59,137 shares of Common Stock awarded to Mr. Santilli pursuant to the Company's stock option plans, all of which are currently exercisable. Includes options to purchase 36,752 shares of Common Stock awarded to Mrs. Santilli pursuant to the Company's stock option plans, which are currently exercisable. Excludes options to purchase 9,680 shares of Common Stock which are not currently exercisable.

(4) Includes 171,898 shares of Common Stock held by the DeLuca Family Partnership LP of which Mr. DeLuca is the managing partner, 40,572 shares of Common Stock held by the Michael R. DeLuca Trust over which Mr. DeLuca exercises sole voting and/or dispositive power, and options to purchase 59,137 shares of Common Stock awarded to Mr. DeLuca pursuant to the Company's stock option plans, which are currently exercisable.

(5) Includes 96,785 shares of Common Stock held directly and options to purchase 59,137 shares of Common Stock awarded pursuant to the Company's stock option plans, which are currently exercisable.

(6) Includes 135,492 shares of Common Stock held directly and options to purchase 18,452 shares of Common Stock awarded pursuant to the Company's stock option plans, which are currently exercisable.

(7) Includes 105,210 shares of Common Stock held directly. Includes options to purchase 18,452 shares of Common Stock awarded pursuant to the Company's stock option plans, which are currently exercisable.

(8) Includes 20,169 shares of Common Stock held directly, and options to purchase 11,000 shares of Common Stock awarded pursuant to the Company's stock option plans, which are currently exercisable.

(9) Includes 13,566 shares of Common Stock held directly, 8,933 shares of Common Stock deemed to be held through the Company's 401(k) Plan, and options to purchase 41,592 shares of Common Stock awarded to Mr. Ruben pursuant to the Company's stock option plans, which are currently exercisable. Excludes options to purchase 29,040 shares of Common Stock which are not currently exercisable.

(10) Includes 5,076 shares of Common Stock held directly, 1,656 shares of Common Stock deemed to be held through the Company's 401(k) Plan, and options to purchase 32,064 shares of Common Stock awarded to Mr. Mandia pursuant to the Company's stock option plan which are currently exercisable. Excludes options to purchase 32,216 shares of Common Stock which are not currently exercisable.

(11) Includes 3,608 shares of Common Stock held directly and options to purchase 14,518 shares of Common Stock awarded to Mr. Riseman pursuant to the Company's stock option plan which are currently exercisable. Excludes options to purchase 9,680 shares of Common Stock which are not currently exercisable.

(12) Includes options to purchase 350,241 shares of Common Stock awarded to the Company's directors and officers pursuant to the Company's stock option plans, which are currently exercisable. Excludes options to purchase 80,616 shares of Common Stock awarded to the Company's directors and officers pursuant to the Company's stock option plans which are not currently exercisable.

Item 13.   Certain Relationships and Related Transactions

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

         On September 29, 1995, the Company made a loan in the amount of $600,032 to Anthony J. Santilli, its President and Chief Executive Officer. The proceeds of the loan were used to exercise options to purchase 247,513 shares of Common Stock of the Company at a price of $2.67 per share. The loan bears interest at the rate of 6.46% with interest due annually or at maturity and the principal due September 2005. The loan is secured by the 247,513 shares purchased with the proceeds of the loan and is shown as a reduction of stockholders equity in our financial statements.

         On April 2, 2001, the Company awarded 3,025 shares (as adjusted for the Stock Dividend) to Richard Kaufman, a director of the Company, as a result of services rendered in connection with the Company's stock buyback program.

         The Company employs members of the immediate family of some of its directors and executive officers in various positions as described in the table and paragraphs that follow. Base compensation, bonus, sales commission and options granted reflect compensation paid by the Company during fiscal 2002.



                                                         Date of          Base          Bonus(2)/         Total         Options
     Name      Relationship           Position Held     Employment    Compensation(1)  Commission(3)    Compensation   Granted(4)
----------------------------------------------------------------------------------------------------------------------------------
John Santilli     Son of              Executive Vice     12/1/94 -       $ 180,950        $ 82,510       $ 263,460      2,750(5)
                  Anthony              President -        present
                 Santilli             National Sales
                                      Division of
                                     Upland Mortgage

   Barbara     Daughter-in-law      Sales Manager of    6/1/98 -        $ 45,277         $ 73,412       $ 118,689         --
  Rosenthal     of Anthony          the Bank Alliance     present
                 Santilli                Program

 Lisa Kaufman   Daughter of         Branch Manager of    9/16/96 -       $ 99,225            --           $ 99,225         --
                  Richard           American Business     present
                  Kaufman           Mortgage Services
                                         and Vice
                                     President of the
                                         Company

    Carole      Daughter of             Servicing        8/6/01 -       $ 80,029(6)          --         $ 80,029(6)     3,025(7)
   Santilli       Anthony            Department Head      present
                 Santilli                and Vice
                                       President of
                                    American Business
                                          Credit

------
(1)  Includes base salary and car allowance if applicable.

(2) Employees of the Company and its subsidiaries with a title of Assistant Vice President or greater are eligible for an annual bonus. Bonuses are determined on an individual basis and are based upon the achievement of specific goals established by management.

(3) All loan sales personnel are eligible for sales commissions based on sales volume.

(4)  Adjusted for the Stock Dividend.

(5) Represents an option to purchase 2,750 shares of Common Stock with an exercise price of $12.59.

(6) Represents compensation paid for a partial year. The Company anticipates that her annual compensation will exceed $100,000 in fiscal 2003.

(7) Represents an option to purchase 3,025 shares of Common Stock with an exercise price of $13.48.

         In addition, Chris Santilli, Mr. Santilli's son, serves as the head of processing and is an Assistant Vice President of Upland Mortgage. Gary Ruben, the brother of Executive Vice President, Jeffrey Ruben, served as a Loan Officer in a branch office of Upland Mortgage until August 2002. Gary Ruben is no longer an employee of Upland Mortgage. Iris Zimmerman, Mrs. Santilli's sister, joined the Company as Associate Counsel in fiscal 2002. The Company also employs Gertrude Zimmerman, the mother of Beverly Santilli, on a part time basis. These employees received annual compensation ranging from approximately $20,000 to $94,000 with the aggregate compensation for these four individuals for fiscal 2002 totaling $206,442. Employees of the Company and its subsidiaries with a title of Assistant Vice President or greater are eligible for annual bonuses. In addition, all loan sales personnel are eligible for sales commissions and quarterly bonuses based on sales volumes. Accordingly, the total compensation for these individuals includes any bonuses or sales commissions paid them during fiscal 2002. These individuals and the individuals listed in the table above are also entitled to the benefits generally afforded Company employees, including participation in the Company's 401(k) Plan and customary employee benefit plans. The Company believes that the salaries paid to these individuals are competitive with salaries paid to other employees in similar positions in the Company and in our industry.

         During fiscal 2002, the Company and its subsidiaries bought office equipment for various office locations from Zimmerman & Sons in an aggregate amount of approximately $24,000. Daniel Zimmerman, Mrs. Santilli's father, owns Zimmerman & Sons. The Company believes that the amount paid for this office equipment from Zimmerman & Sons was at market rates.

         Castle Appraisal & Consulting LLC is listed on an approved appraiser list for the Company's subsidiaries. Anthony Santilli, III, Mr. Santilli's son, is the operating manager and sole member of Castle Appraisal & Consulting LLC. During fiscal 2002, the Company and its subsidiaries purchased review appraisal services from Castle Appraisal & Consulting LLC as part of its quality assurance practices in an aggregate amount of approximately $25,700. As part of the Company's quality assurance practices it frequently orders review appraisals on loan origination appraisals. In addition, the Company's lending subsidiaries supply the approved appraiser list to mortgage applicants at the applicant's request and some mortgage applicants may choose to hire Castle Appraisal & Consulting LLC, principally in Southern New Jersey, to provide appraisal services in connection with a loan transaction with the Company's lending subsidiaries. The Company estimates that Castle Appraisal & Consulting LLC performed approximately 200 appraisals during fiscal 2002 for mortgage applicants of the Company's subsidiaries as a result of being included on this approved appraiser list. Based upon a range of average appraisal fees of $250 to $300, the Company estimates that the fees received by Castle Appraisal & Consulting LLC from mortgage applicants for such appraisals totaled approximately $60,000 in fiscal 2002.

         The Company is involved in a transaction with Lanard & Axilbund, Inc. ("L&A"), a real estate brokerage and management firm in which the Company's director, Mr. Sussman is a partner, related to the Company's possible lease of new office space. As a result of this transaction, L&A will receive a commission from the owner of the building to be leased by the Company. The Company believes that any commission to be received by L&A as a result of this transaction will be consistent with market rates and industry standards.

Item 14.   Controls and Procedures

         Subject to the SEC's rules and regulations, disclosure pursuant to this
Item 14 is not required for reports for periods ending prior to August 29, 2002, including this Form 10-K for the year ended June 30, 2002.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K

         (a)      Exhibits

        Exhibit
        Number                      Description
      ---------                     ------------
         99.1           Chief Executive Officer's Certificate
         99.2           Chief Financial Officer's Certificate

         (b) Reports on Form 8-K. None

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: October 25, 2002         By:     /s/ Anthony J. Sanitlli
                                  -----------------------------------------
                                  Name:   Anthony J. Santilli
                                  Title:  Chairman, President,
                                          Chief Executive Officer,
                                          Chief Operating Officer and Director
                                          (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                     Capacity                                      Date
---------------------------------------    -----------------------------------------------           ----------------

/s/ Anthony J. Santilli                    Chairman, President, Chief Executive Officer,             October 25, 2002
--------------------------------------     Chief Operating Officer and Director (Principal
 Anthony J. Santilli                       Executive and Operating Officer)

/s/ Albert W. Mandia                       Executive Vice President and Chief Financial              October 25, 2002
--------------------------------------     Officer (Principal Financial and Accounting
 Albert W. Mandia                          Officer)


/s/ Leonard Becker                                             Director                              October 25, 2002
--------------------------------------
 Leonard Becker

/s/ Richard Kaufman                                            Director                              October 25, 2002
--------------------------------------
 Richard Kaufman

/s/ Michael DeLuca                                             Director                              October 25, 2002
--------------------------------------
 Michael DeLuca

/s/ Harold Sussman                                             Director                              October 25, 2002
--------------------------------------
 Harold Sussman

/s/ Jerome Miller                                              Director                              October 25, 2002
--------------------------------------
Jerome Miller


CERTIFICATIONS


I, Anthony J. Santilli, certify that:

1. I have reviewed Amendment No. One to the annual report on Form 10-K of American Business Financial Services, Inc;

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


Date: October 25, 2002             /s/ Anthony Santilli
                                   --------------------------------------------
                                   Anthony Santilli
                                   Chairman, President, Chief Executive Officer,
                                   Chief Operating Officer, and Director
                                   (principal executive officer)



I, Albert W. Mandia, certify that:

1. I have reviewed Amendment No. One to the annual report on Form 10-K of American Business Financial Services, Inc;

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


Date:  October 25, 2002             /s/ Albert W. Mandia
                                    --------------------------------------------
                                    Albert W. Mandia
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer)

                                Index to Exhibits

       Exhibit
        Number                             Description
       --------                            ------------
         99.1           Chief Executive Officer's Certificate
         99.2           Chief Financial Officer's Certificate