Form 10-Q
period 2002-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2002-11-15
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the quarterly period ended September 30, 2002

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


         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

         The number of shares outstanding of the Registrant's sole class of common stock as of November 1, 2002 was 2,938,764 shares.

           American Business Financial Services, Inc. and Subsidiaries

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I FINANCIAL INFORMATION

Item 1.   Financial Information
Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002............................................1
Consolidated Statements of Income for the three months ended September 30, 2002 and 2001 .........................2
Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2002 .....................3
Consolidated Statements of Cash Flow for the three months ended September 30, 2002 and 2001 ......................4
Notes to Consolidated Financial Statements........................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................18
Item 3. Quantitative and Qualitative Disclosure about Market Risk................................................65
Item 4. Controls and Procedures..................................................................................65


PART II OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................66
Item 2. Changes in Securities....................................................................................66
Item 3. Defaults Upon Senior Securities..........................................................................66
Item 4. Submission of Matters to a Vote of Security Holders......................................................66
Item 5. Other Information........................................................................................67
Item 6. Exhibits and Reports on Form 8-K.........................................................................67

Part I  FINANCIAL INFORMATION
Item 1. Financial Information

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                   September 30,       June 30,
                                                                        2002             2002
                                                                     -----------       --------
                                                                    (Unaudited)         (Note)
Assets
Cash and cash equivalents                                            $106,923          $108,599
Loan and lease receivables, net
    Available for sale                                                 67,843            61,650
    Interest and fees                                                  11,568            12,292
Interest-only strips (includes the fair value of
    overcollateralization related cash flows of $251,014 and
    $236,629 at September 30, 2002 and June 30, 2002)                 543,862           512,611
Servicing rights                                                      128,856           125,288
Receivable for sold loans                                               7,396             5,055
Prepaid expenses                                                        3,441             3,640
Property and equipment, net                                            18,823            18,446
Other assets                                                           29,998            28,794
                                                                     --------          --------
Total assets                                                         $918,710          $876,375
                                                                     ========          ========

Liabilities
Subordinated debt                                                    $669,691          $655,720
Warehouse lines and other notes payable                                11,687             8,486
Accrued interest payable                                               45,496            43,069
Accounts payable and accrued expenses                                  19,619            13,690
Deferred income taxes                                                  37,169            35,124
Other liabilities                                                      61,878            50,908
                                                                     --------          --------
Total liabilities                                                     845,540           806,997
                                                                     --------          --------

Stockholders' equity
Preferred stock, par value $.001, authorized, 1,000,000 shares,
    issued and outstanding, none                                            -                 -
Common stock, par value $.001, authorized, 9,000,000 shares, issued: 3,653,037 shares at September 30, 2002 and 3,645,192 shares at June 30, 2002 (including Treasury shares of 753,048
    at September 30, 2002 and 801,823 at June 30, 2002)                     4                 4
Additional paid-in capital                                             23,985            23,985
Accumulated other comprehensive income                                 13,629            11,479
Retained earnings                                                      45,710            47,968
Treasury stock, at cost                                                (9,558)          (13,458)
                                                                     --------          --------
                                                                       73,770            69,978
Note receivable                                                          (600)             (600)
                                                                     --------          --------
Total stockholders' equity                                             73,170            69,378
                                                                     --------          --------
Total liabilities and stockholders' equity                           $918,710          $876,375
                                                                     ========          ========


Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.
See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                       Three Months Ended
                                                         September 30,
                                                     ---------------------
                                                      2002           2001
                                                     -------       -------
Revenues
Gain on sale of loans                                $58,011       $35,356
Interest and fees                                      4,168         5,941
Interest accretion on interest-only strips            10,747         7,736
Servicing income                                       1,537         1,636
Other income                                               4             3
                                                     -------       -------

Total revenues                                        74,467        50,672
                                                     -------       -------

Expenses
Interest                                              17,083        16,983
Provision for credit losses                            1,538         1,436
Employee related costs                                 9,575         7,824
Sales and marketing                                    6,688         6,064
General and administrative                            24,365        16,017
Interest-only strips valuation adjustment             12,078             -
                                                     -------       -------

Total expenses                                        71,327        48,324
                                                     -------       -------

Income before provision for income taxes               3,140         2,348

Provision for income taxes                             1,319           986
                                                     -------       -------

Net income                                           $ 1,821       $ 1,362
                                                     =======       =======
Earnings per common share:
   Basic                                             $  0.64       $  0.43
                                                     =======       =======
   Diluted                                           $  0.61       $  0.40
                                                     =======       =======
Average common shares:
   Basic                                               2,856         3,198
                                                     =======       =======
   Diluted                                             2,985         3,402
                                                     =======       =======


See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                Common Stock
                                             -------------------           Accumulated
                                           Number of           Additional     Other                                       Total
For the three months ended                   Shares             Paid-In   Comprehensive  Retained  Treasury    Note    Stockholders'
September 30, 2002:                       Outstanding  Amount    Capital      Income     Earnings   Stock   Receivable   Equity
                                          -----------  ------   --------- -------------  --------  -------- ---------- -------------
Balance June 30, 2002                        2,843     $    4    $23,985     $11,479     $47,968   $(13,458)  $(600)     $69,378

Comprehensive income:
  Net income                                    --         --         --          --       1,821         --       --       1,821
  Net unrealized gain on interest-only
   strips                                       --         --         --       2,150          --         --       --       2,150
                                             -----     ------    -------     -------     -------   --------   ------     -------

Total comprehensive income                      --         --         --       2,150       1,821         --       --       3,971

Exercise of non-employee stock options          57         --         --          --        (569)       619       --          50
Stock dividend (10% of outstanding shares)      --         --         --          --      (3,281)     3,281       --          --
Cash dividends ($0.08 per share)                --         --         --          --        (229)        --       --        (229)
                                             -----     ------    -------     -------     -------   --------   ------     -------
Balance September 30, 2002                   2,900     $    4    $23,985     $13,629     $45,710   $ (9,558)  $ (600)    $73,170
                                             =====     ======    =======     =======     =======   ========   ======     =======

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                                 (in thousands)
                                   (unaudited)

                                                                            Three Months Ended
                                                                             September 30,
                                                                         -----------------------
                                                                           2002          2001
                                                                         ---------     ---------
Cash flows from operating activities
Net income                                                               $   1,821     $   1,362
Adjustments to reconcile net income to net cash used in
    operating activities:
       Gain on sales of loans                                              (58,011)      (35,356)
       Depreciation and amortization                                        11,163         9,346
       Interest accretion on interest-only strips                          (10,747)       (7,736)
       Interest-only strips fair value adjustment                           12,078             -
       Provision for credit losses                                           1,538         1,436
Loans originated for sale                                                 (386,390)     (328,269)
Proceeds from sale of loans                                                382,181       318,891
Principal payments on loans and leases                                       4,382         2,266
Decrease in accrued interest and fees on loan and lease
    receivables                                                                724         1,464
Required purchase of additional overcollateralization
    on securitized loans                                                   (17,128)      (13,508)
Cash flow from interest-only strips                                         33,464        23,987
Decrease in prepaid expenses                                                   199           666
Increase in accrued interest payable                                         2,427         5,532
Increase in accounts payable and accrued expenses                            5,929         1,617
Accrued interest payable reinvested in subordinated debt                     7,863         5,366
(Decrease) increase in deferred income taxes                                  (598)          469
(Decrease) increase in loans in process                                       (529)        2,123
Other, net                                                                   1,106        (9,051)
                                                                         ---------     ---------
Net cash used in operating activities                                       (8,528)      (19,395)
                                                                         ---------     ---------

Cash flows from investing activities
Purchase of property and equipment, net                                     (1,031)       (1,305)
Principal receipts and maturity of investments                                   8             7
                                                                         ---------     ---------
Net cash used in investing activities                                       (1,023)       (1,298)
                                                                         ---------     ---------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                                 (in thousands)
                                   (unaudited)

                                                                         Three Months Ended
                                                                             September 30,
                                                                      -------------------------
                                                                        2002             2001
                                                                      --------         --------
Cash flows from financing activities
Proceeds from issuance of subordinated debt                           $ 40,006         $ 67,467
Redemptions of subordinated debt                                       (33,898)         (28,058)
Net borrowings on revolving lines of credit                              3,110            1,064
Principal payments on lease funding facility                              (931)            (867)
Net repayments of other notes payable                                        -              (80)
Financing costs incurred                                                  (233)            (777)
Exercise of non-employee stock options                                      50                -
Cash dividends paid                                                       (229)            (210)
Repurchase of treasury stock                                                 -           (3,344)
                                                                      --------         --------
Net cash provided by financing activities                                7,875           35,195
                                                                      --------         --------

Net (decrease) increase in cash and cash equivalents                    (1,676)          14,502
Cash and cash equivalents at beginning of year                         108,599           91,092
                                                                      --------         --------
Cash and cash equivalents at end of year                              $106,923         $105,594
                                                                      ========         ========

Supplemental disclosures:
Noncash transaction recorded for capitalized lease agreement:
       Increase in property and equipment                             $ (1,022)        $      -
       Increase in warehouse lines and other notes payable            $  1,022         $      -

Cash paid during the period for:
       Interest                                                       $  6,793         $  6,721
       Income taxes                                                   $    700         $    200

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2002

1. Basis of Financial Statement Presentation

         American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a diversified financial services organization operating predominantly in the eastern and central portions of the United States. The Company originates, sells and services business purpose loans and home equity loans, through its principal direct and indirect subsidiaries. The Company also processes and purchases home equity loans from other financial institutions through the Bank Alliance Program.

         The Company's loans primarily consist of fixed interest rate loans secured by first or second mortgages on single family residences. The Company's customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to its products and services. The Company originates loans through a combination of channels including a national processing center located at a centralized operating office in Bala Cynwyd, Pennsylvania, a regional processing center in Roseland, New Jersey and several retail branch offices. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, operations, investments in systems and technology and for general corporate purposes.

Effective December 31, 1999 the Company de-emphasized and subsequent to that date, discontinued the equipment leasing origination business but continues to service the remaining portfolio of leases.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

On August 21, 2002, the Company's Board of Directors declared a 10% stock dividend, which was paid on September 13, 2002 to shareholders of record on September 3, 2002. As a result of the stock dividend, all outstanding stock options and the related exercise prices were adjusted. Accordingly, all outstanding common shares, earnings per common share, dividends per share, average common shares and stock option amounts for all periods presented have been retroactively adjusted to reflect the effect of this stock dividend.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002

1. Basis of Financial Statement Presentation (continued)

Certain prior period financial statement balances have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued a proposed interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." The proposal provides guidance on consolidation by a business enterprise of special purpose entities ("SPEs"). The proposal defines the primary beneficiary of an SPE as a business enterprise that has a controlling financial interest in the SPE. The proposal requires that the primary beneficiary of an SPE consolidate an SPE's assets, liabilities and results of the activities of the SPE in their financial statements and provide certain disclosures regarding both consolidated and unconsolidated SPEs. SPEs whose structures effectively disburse risk would not be required to be consolidated by any party. Although the Company uses SPEs extensively in their loan securitization activities, the proposal, if adopted as proposed, will not affect the Company's current consolidation policies for SPEs. The proposed interpretation does not change the guidance incorporated in Statement of Financial Accounting Standards (SFAS) No. 140 which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. The proposal as currently contemplated will therefore have no effect on the Company's financial condition or results of operations and would not be expected to affect it in the future.

Restricted Cash Balances

The Company held restricted cash balances of $9.4 million and $9.0 million related to borrower escrow accounts at September 30, 2002 and June 30, 2003, respectively, and $4.2 million at September 30, 2002 related to deposits for future settlement of interest rate swap contracts.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002


2. Loan and Lease Receivables

Loan and lease receivables - available for sale were comprised of the following (in thousands):

                                                                September 30,  June 30,
                                                                    2002         2002
                                                                   -------     -------
   Real estate secured loans                                       $48,725     $48,116
   Leases, net of unearned income of $494 and $668                   7,052       8,211
                                                                   -------     -------

                                                                    55,777      56,327
   Less: allowance for credit losses on loan and lease
   receivables available for sale                                    3,184       3,705
                                                                   -------     -------

                                                                    52,593      52,622
   Receivable for securitized loans                                 15,250       9,028
                                                                   -------     -------

                                                                   $67,843     $61,650
                                                                   =======     =======

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

At September 30, 2002 and June 30, 2002, the accrual of interest income was suspended on real estate secured loans of $7.1 million and $7.0 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans in the amount of $2.4 million and $2.9 million at September 30, 2002 and June 30, 2002, respectively.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002


3. Interest-Only Strips

Activity for interest-only strip receivables for the three months ended September 30, 2002 and 2001 were as follows (in thousands):

                                                              September 30,
                                                            2002        2001
                                                          --------    --------

       Balance at beginning of period                     $512,611    $398,519
       Initial recognition of interest-only strips          44,126      33,636
       Cash flow from interest-only strips                 (33,464)    (23,987)
       Required purchases of additional
         overcollateralization                              17,128      13,508
       Interest accretion                                   10,747       7,736
       Net adjustments to fair value (a)                     4,792         776
       Other than temporary fair value adjustment (a)      (12,078)          -
                                                          --------    --------
       Balance at end of period                           $543,862    $430,188
                                                          ========    ========

       (a) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At September 30, 2002 and 2001, the fair value of overcollateralization related cash flows were $251.0 million and $195.7 million, respectively.

During the first three months of fiscal 2003, write downs of $16.7 million were recorded on interest-only strips due to increases in prepayment experience. The income statement impact for the first quarter of fiscal 2003 was a write down of $12.1 million while the remaining $4.7 million was written down through other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force guidance, referred to as EITF in this document, 99-20. The following table details the pre-tax write downs of the interest-only strips (in thousands):

                                                         Income      Other
                                             Total      Statement Comprehensive
                Quarter Ended             Write down     Impact   Income Impact
----------------------------------------- ----------    --------- --------------
September 30, 2002.......................   $16,739      $12,078     $4,661

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002


3. Interest-Only Strips (continued)

Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter the Company increased the prepayment rate assumptions used to value interest-only strips. However, because prepayment rates throughout the mortgage industry continued to remain at higher than expected levels, prepayment experience exceeded even the revised assumptions. Based on current economic conditions, published mortgage industry surveys and the Company's own prepayment experience, the Company expects that prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. As a result, the Company has increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to historical levels. However, the Company cannot predict with certainty what its prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value interest-only strips and actual experience may have a significant adverse impact on the value of these assets.

4. Servicing Rights

Activity for the loan and lease servicing rights asset for the three months ended September 30, 2002 and 2001 were as follows (in thousands):

                                                            September 30,
                                                          2002        2001
                                                        --------    --------

          Balance at beginning of period                $125,288    $102,437
          Initial recognition of servicing rights         12,193       9,471
          Amortization                                    (8,625)     (6,596)
                                                        --------    --------
          Balance at end of period                      $128,856    $105,312
                                                        ========    ========

5. Other Assets and Other Liabilities

Other assets were comprised of the following (in thousands):

                                                     September 30,  June 30,
                                                         2002        2002
                                                        -------     -------

          Goodwill                                      $15,121     $15,121
          Financing costs, debt offerings                 5,322       5,849
          Real estate owned                               4,508       3,784
          Investments held to maturity                      909         917
          Due from securitization trusts for
             servicing related activities                 1,333       1,616
          Other                                           2,805       1,507
                                                        -------     -------
                                                        $29,998     $28,794
                                                        =======     =======

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002

5. Other Assets and Other Liabilities (continued)

Other liabilities were comprised of the following (in thousands):

                                                              September 30      June 30,
                                                                  2002           2002
                                                                 -------        -------
           Commitments to fund closed loans                      $29,337        $29,866
           Obligation for repurchase of securitized
            loans                                                 17,941         10,621
           Escrow deposits held                                    9,448          9,011
           Trading liabilities, at fair value                      4,364            461
           Other                                                     788            949
                                                                 -------        -------
                                                                 $61,878        $50,908
                                                                 =======        =======

See Note 2 for an explanation of the obligation for repurchase of securitized loans.

6. Subordinated Debt and Warehouse Lines and Other Notes Payable

Subordinated debt was comprised of the following (in thousands):

                                                               September 30,    June 30,
                                                                   2002           2002
                                                                 --------       --------
        Subordinated debt (a)                                    $654,451       $640,411
        Subordinated debt - money market notes (b)                 15,240         15,309
                                                                 --------       --------
        Total subordinated debt                                  $669,691       $655,720
                                                                 ========       ========

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                  September 30,    June 30,
                                                                      2002           2002
                                                                     -------        ------
Warehouse and operating revolving line of credit (c)                 $ 8,203        $6,171
Lease funding facility (d)                                             1,198         2,128
Warehouse revolving line of credit (e)                                 1,060           187
Warehouse revolving line of credit (f)                                   204             -
Capitalized leases (g)                                                 1,022             -
                                                                     -------        ------
Total warehouse lines and other notes payable                        $11,687        $8,486
                                                                     =======        ======

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002


6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

(a) Subordinated debt due October 2002 through September 2012, interest rates ranging from 5.0% to 13.00%; average rate at September 30, 2002 was 9.62%, average remaining maturity was 17 months, subordinated to all of the Company's senior indebtedness.
(b) Subordinated debt-money market notes due upon demand, interest rate at 4.88%; subordinated to all of the Company's senior indebtedness.
(c) $50 million warehouse and operating revolving line of credit expiring December 2002, collateralized by certain pledged loans, advances to securitization trusts, real estate owned and certain interest-only strips. The Company is currently renegotiating the terms of this facility. The Company can make no assurances that the facility will be extended, or if extended, will be on the same terms as described above.
(d) Lease funding facility matures through December 2004, collateralized by certain lease receivables.
(e) $25 million warehouse revolving line of credit expiring October 2003, collateralized by certain pledged loans.
(f) $200 million warehouse revolving line of credit expiring November 2002, collateralized by certain pledged loans. The Company is currently renegotiating the terms of this facility. The Company can make no assurances that the facility will be extended, or if extended, will be on the same terms as described above.
(g) Capitalized leases, maturing through January 2006, imputed interest rate of 8.0%, collateralized by computer equipment.

At September 30, 2002, warehouse lines and other notes payable were collateralized by $13.1 million of loan and lease receivables and $1.0 million of computer equipment.

In addition to the above the Company had available to it the following credit facilities:

o $1.2 million operating line of credit expiring January 2003, fundings to be collateralized by an investment in the 99-A lease securitization trust. This line was unused at September 30, 2002.

o $100.0 million revolving line of credit expiring March 2003, fundings to be collateralized by certain pledged loans. This line was unused at September 30, 2002.

o $300.0 million facility, expiring July 2003, which provides for the sale of mortgage loans into an off-balance sheet funding facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Special Purpose Entities and Off-Balance Sheet Facilities" for further discussion of the off-balance sheet features of this facility. At September 30, 2002, $51.2 million of this facility was utilized.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002


6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

Interest rates on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 1.25% to LIBOR plus 2.50% or the commercial paper rate plus 0.99%. The weighted-average interest rate paid on the revolving credit facilities was 3.34% and 3.35% at September 30, 2002 and June 30, 2002, respectively.

The terms of the warehouse lines and operating lines of credit require the Company to meet specific financial covenants and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits that the Company must meet as a condition to drawing on that particular line of credit. At September 30, 2002, the Company was in compliance with the terms of all debt agreements.

Under a registration statement declared effective by the Securities and Exchange Commission on October 16, 2001, the Company registered $325.0 million of subordinated debt. Of the $325.0 million, $24.1 million of debt from this registration statement was available for future issuance as of September 30, 2002. Subsequent to September 30, 2002, an additional $8.6 million of debt was issued. The Company registered an additional $315.0 million of subordinated debt under a registration statement declared effective by the Securities and Exchange Commission on October 3, 2002.

The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002


7. Legal Proceedings

On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against the Company's subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The plaintiff alleges that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. The plaintiff seeks restitution, compensatory and punitive damages and attorney's fees and costs, in unspecified amounts. The Company believes that its imposition of this fee is permissible under applicable law and is vigorously defending the case.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002


8. Derivative Financial Instruments

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management" for a detailed discussion of the Company's use of derivative financial instruments.

Hedging activity

A primary market risk exposure that the Company faces is interest rate risk. Interest rate risk occurs due to potential changes in interest rates between the date fixed rate loans are originated and the date of securitization. The Company may, from time to time, utilize hedging strategies to mitigate the effect of changes in interest rates between the date loans are originated and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced, a period typically less than 90 days.

The Company recorded losses on the fair value of interest rate swap contracts accounted for as hedges of $2.9 million and $2.6 million on futures contracts during the three months ended September 30, 2002 and 2001, respectively, which were offset by securitization gains during the periods. An additional $1.0 million of unrealized losses on interest rate swap contracts in the first quarter of fiscal 2003 were offset by unrealized increases in the fair value of items hedged. The losses in the first quarter of fiscal 2003 were recorded as liabilities on the balance sheet as of September 30, 2002 and the losses recorded in the first quarter of fiscal 2002 were settled in cash during the period. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged.

Trading activity

An additional $2.5 million in losses on interest rate swap contracts which were used to protect the future securitization spreads on loans in our pipeline and were therefore classified as trading. These losses were also recorded as liabilities on the balance sheet at September 30, 2002.

In addition, for the three months ended September 30, 2002, the Company recorded $0.7 million in losses on an interest rate swap contract, which is not designated as an accounting hedge. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract was due to decreases in the interest rate swap yield curve during the period the contract was in place. Of the total losses recognized during the period, $0.4 million were unrealized losses representing the net change in the fair value of the contract during the quarter and $0.3 were cash losses. The cumulative net unrealized loss of $0.9 million is included as a trading liability in Other liabilities at September 30, 2002.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002


9. Earnings Per Share

Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands, except per share data):

                                                      Three Months Ended
                                                         September 30,
                                                      ------------------
                                                       2002        2001
                                                      ------      ------
Earnings
(a) Net Income                                        $1,821      $1,362
                                                      ======      ======
Average Common Shares
(b) Average common shares outstanding                  2,856       3,198
    Average potentially dilutive shares                  129         204
                                                      ------      ------
(c) Average common and potentially dilutive
    shares                                             2,985       3,402
                                                      ======      ======
Earnings Per Common Share
Basic (a/b)                                           $ 0.64      $ 0.43
Diluted (a/c)                                         $ 0.61      $ 0.40

10. Segment Information

The Company has three operating segments: Loan Origination, Servicing and Treasury and Funding.

The Loan Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans typically to credit-impaired borrowers and loans secured by one to four family residential real estate.

The Servicing segment services the loans and leases originated by the Company both while held as available for sale by the Company and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to securitization trust investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2002

10. Segment Information (continued)

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements (in thousands).

                                                  Treasury
Three months ended                     Loan         and                              Reconciling
September 30, 2002:                Origination    Funding     Servicing   All Other     Items      Consolidated
                                   -----------    --------    ---------   ---------  -----------   ------------
External revenues:
   Gain on sale of loans...........  $ 58,011     $      -    $      -    $      -    $      -       $ 58,011
   Interest income.................     1,459          169         217      10,747           -         12,592
   Non-interest income.............     2,178            1      10,277           -      (8,592)         3,864
Inter-segment revenues                      -       18,314           -      18,192     (36,506)             -
Operating expenses:
   Interest expense................     5,721       16,819         (36)     12,893     (18,314)        17,083
   Non-interest expense............    12,289        2,836       9,809      15,521           -         40,455
   Depreciation and amortization ..       848           31         307         525           -          1,711
   Interest-only strips valuation
      adjustment...................         -            -           -      12,078           -         12,078
   Inter-segment expense...........    26,784            -           -           -     (26,784)             -
Income tax expense.................     6,723         (505)        174      (5,073)          -          1,319
                                     --------     --------    --------    --------    --------       --------
Net income (loss)..................  $  9,283     $   (697)   $    240    $ (7,005)   $      -       $  1,821
                                     ========     ========    ========    ========    ========       ========
Segment assets.....................  $100,400     $204,732    $126,823    $577,653    $(90,898)      $918,710
                                     ========     ========    ========    ========    ========       ========


                                                  Treasury
Three months ended                     Loan          and                             Reconciling
September 30, 2001:                Origination     Funding   Servicing    All Other     Items      Consolidated
                                   -----------    --------   ---------    ---------  -----------   ------------
External revenues:
   Gain on sale of loans...........  $ 35,356     $      -    $      -    $      -    $      -       $ 35,356
   Interest income.................     1,752          276         514       7,736           -         10,278
   Non-interest income.............     3,449            -       8,137           -      (6,548)         5,038
Inter-segment revenues                      -       17,225           -      16,202     (33,427)             -
Operating expenses:
   Interest expense................     4,971       16,588         144      12,505     (17,225)        16,983
   Non-interest expense............     9,390        2,638       6,772      10,805           -         29,605
   Depreciation and amortization ..       819           33         256         628           -          1,736
   Inter-segment expense...........    22,750            -           -           -     (22,750)             -
Income tax expense.................     1,104         (739)        621           -           -            986
                                     --------     --------    --------    --------    --------       --------
Net income (loss)..................  $  1,523     $ (1,019)   $    858    $      -    $      -       $  1,362
                                     ========     ========    ========    ========    ========       ========
Segment assets.....................  $107,871     $180,371    $109,382    $494,308    $(73,402)      $818,530
                                     ========     ========    ========    ========    ========       ========

           American Business Financial Services, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2002.

Forward Looking Statements

         Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "are expected to," "will continue to," "is anticipated," "estimate," "believe," "projected," "intends to" or other similar words. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties which could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this document. You should not place undue reliance on any forward-looking statement.

General

         We are a diversified financial services organization operating predominantly in the eastern and central portions of the United States. We originate, sell and service business purpose loans and home equity loans, through our principal direct and indirect subsidiaries. We also process and purchase home equity loans from other financial institutions through the Bank Alliance Program.

         Our loans primarily consist of fixed interest rate loans secured by first or second mortgages on single family residences. Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Bala Cynwyd, Pennsylvania, a regional processing center in Roseland, New Jersey and several retail branch offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations, investments in systems and technology and for general corporate purposes.

         Initially, we finance our loans under several secured and committed credit facilities. These credit facilities are generally revolving lines of credit, which we have with several financial institutions that enable us to borrow on a short-term basis against our loans. We then securitize or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these revolving credit facilities. We also have a committed mortgage conduit facility with a financial institution that enables us to sell our loans into an off-balance sheet facility. Additionally, we rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay our debt as it matures. At September 30, 2002, $669.7 million of subordinated debt was outstanding and revolving credit and conduit facilities totaling $676.2 million were available, of which $60.6 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund our operations and to repay maturing subordinated debt. For a description of our credit facilities, subordinated debt and off-balance sheet facilities, see "-- Liquidity and Capital Resources."

         In our mortgage loan securitizations, pools of mortgage loans are sold to a trust. The trust then issues certificates or notes, which we refer to as certificates in this document, to third-party investors, representing the right to receive a pass-through interest rate and principal collected on the mortgage loans each month. The difference between the average interest rate that is charged to borrowers on the fixed interest rate pools of mortgage loans and the weighted-average pass-through interest rate paid to investors is referred to as the interest rate spread.

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

         Since fiscal 2000, declines in securitization pass-through interest rates resulted in interest rate spreads improving by approximately 282 basis points at September 30, 2002 compared to the fourth quarter of fiscal 2000. Increased interest rate spreads result in increases in the residual cash flow we will receive on securitized loans, the amount we received at the closing of a securitization from the sale of notional bonds or premiums on bonds and corresponding increases in the gains we recognized on the sale of loans in a securitization. See "-- Securitizations" for further details. No assurances can be made that market interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of securitization gain profitability to become more difficult than during a stable or falling interest rate environment. This situation occurred from our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization when the pass-through interest rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period, the average interest rate on our loans securitized increased only 71 basis points. We would address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments" for a discussion of our hedging strategies.

         A rising interest rate environment could also unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor interest rate spread requirements in pricing future securitizations as described above, increasing the levels of overcollateralization required in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. See "-- Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

         A declining interest rate environment could unfavorably impact the valuations of our interest-only strips. In a declining interest rate environment the level of mortgage refinancing activity tends to increase, which could result in an increase in loan prepayment experience. See -- "Application of Critical Accounting Policies -- Interest-Only Strips" and "Securitizations" for a discussion of the impact of prepayment experience exceeding prepayment assumptions.

         State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on our profitability.

         The Office of Thrift Supervision has recently adopted a rule effective in January 2003, which will preclude us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws and regulations on new loan originations. Under the provisions of this rule we will be required to modify or eliminate the practice of charging a prepayment fee in some of the states where we originate loans and other fees we normally charge will also be modified or eliminated. We are currently evaluating the impact of the adoption of this rule on our future lending activities and results of operations.

         In addition to the regulatory initiatives with respect to so-called "predatory lending" practices, we are also subject, from time to time, to private litigation, including actual and purported class action suits. See Note 7 of the Consolidated Financial Statements for a description of one purported class action suit currently pending. We expect, that as a result of the publicity surrounding predatory lending practices, we may be subject to other class action suits in the future.

         Although we are licensed to originate loans in 44 states, our loan originations are concentrated in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy or recession in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in this region could result in reduced profitability.

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

         Revenue Recognition. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the three months ended September 30, 2002 were 77.9% of total revenues. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 75% in the first quarter of fiscal 2003 and 80% in fiscal 2002, of the securitization gains were based on estimates of the fair value of retained interests. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         Interest-Only Strips. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 59.2% of our total assets at September 30, 2002 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. Our expected future cash flows from our interest-only strips are periodically re-evaluated. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if deemed necessary. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment, which would adversely affect our income in the period of adjustment. See "-- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

         Interest accretion income represents the yield component of cash flows received on interest-only strips. We use a prospective approach to estimate interest accretion. As previously discussed, we periodically update estimates of residual cash flow from our securitizations. Under the prospective approach, when it is probable that there is a favorable or unfavorable change in estimated residual cash flow from the cash flow previously projected, we recognize a larger or smaller percentage of the cash flow as interest accretion. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows. The managed portfolio includes loans held as available for sale on our balance sheet and loans serviced for others.

         Servicing Rights. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers net of estimated compensation that would be required by a substitute servicer represented 14.0% of our total assets at September 30, 2002. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if deemed necessary. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "-- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans. A review for impairment is periodically performed by stratifying the serviced loans by loan type, which is considered to be the predominant risk characteristic. If our analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance would be required. As of September 30, 2002, our valuation analysis has not indicated any impairment. Impairment is measured as the excess of carrying value over fair value.

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

         Our securitizations involve a two-step transfer that qualifies for sale accounting under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and establishing a true sale under legal standards. Next, the special purpose entity sells the loans to a qualified special purpose entity, which we refer to as the trust, transferring title of the loans and isolating those assets from our assets. Finally, the trust issues certificates to investors to raise the cash purchase price for the loans being sold, collects proceeds on behalf of the certificate holders, distributes proceeds and is a distinct legal entity, independent from us. Under current accounting rules, the trusts do not qualify for consolidation in our financial statements and carry the loan collateral as assets and the certificates issued to investors as liabilities. At September 30, 2002 and June 30, 2002, the mortgage securitization trusts held loans with an aggregate principal balance due of $3.1 billion and $2.9 billion as assets and owed $2.9 billion and $2.8 billion of investor certificates to third parties, respectively.

         We also use special purpose entities in our sales of loans to a $300 million off-balance sheet mortgage conduit facility. Sales into the off-balance sheet facility involve a two-step transfer that qualifies for sale accounting under SFAS No. 140, similar to the process described above. This facility has a revolving feature and can be directed by the sponsor to dispose of the loans. Typically this has been accomplished by securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility are treated as sales for financial reporting purposes. When loans are sold to this facility, we perform a probability assessment of the likelihood that the sponsor will transfer the loans into a term securitization. As the sponsor has typically transferred the loans to a term securitization in the past, the amount of gain on sale we have recognized for loans sold to this facility is estimated based on the terms we would obtain in a term securitization rather than the terms of this facility. At September 30, 2002, the off-balance sheet mortgage conduit facility held loans with principal balance due of $52.7 million as assets and owed $51.2 million to third parties.

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

         Development of Critical Accounting Estimates. On a periodic basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of September 30, 2002 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee.

         Impact of Changes in Critical Accounting Estimates. For a description of the impacts of changes in critical accounting estimates in the three months ended September 30, 2002, see "-- Securitizations."

Securitizations

         During the first three months of fiscal 2003, write downs of $16.7 million were recorded on our interest-only strips due to increases in prepayment experience. The income statement impact for the first quarter of fiscal 2003 was a write down of $12.1 million while the remaining $4.7 million was written down through other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force guidance, referred to as EITF in this document, 99-20. The following table details the pre-tax write downs of the interest-only strips (in thousands):

                                                                                 Other
                                                Total           Income        Comprehensive
                Quarter Ended                 Write down   Statement Impact   Income Impact
-------------------------------------------   ----------   ----------------   -------------
September 30, 2002.........................    $16,739         $12,078           $4,661

         Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter we increased the prepayment rate assumptions used to value our interest-only strips. However, because prepayment rates throughout the mortgage industry continued to remain at higher than expected levels our prepayment experience exceeded even our revised assumptions. Based on current economic conditions, published mortgage industry surveys and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. As a result, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our interest-only strips and our actual experience may have a significant adverse impact on the value of these assets.

         In fiscal 2002, write downs of $44.1 million were recorded on our interest-only strips due to increases in prepayment experience. The income statement impact for fiscal 2002 was a write down of $22.1 million while the remaining $22.0 million was written down through other comprehensive income in accordance with the provisions of SFAS No. 115 and EITF 99-20. The following table details the pre-tax write downs of the interest-only strips by quarter (in thousands):

                                                             Income      Other
                                           Total           Statement  Comprehensive
         Quarter Ended                   Write down          Impact   Income Impact
         ----------------------------     -------           -------      -------
         December 31, 2001                $11,322           $ 4,462      $ 6,860
         March 31, 2002                    15,513             8,691        6,822
         June 30, 2002                     17,244             8,900        8,344
                                          -------           -------      -------
         Total fiscal 2002                $44,079           $22,053      $22,026
                                          =======           =======      =======

         The following table summarizes the volume of loan securitizations and whole loan sales for the three months ended September 30, 2002 and 2001 (dollars in thousands):

                                                                    Three months ended
                                                                        September 30,
                                                                   ---------------------
                                                                     2002         2001
                                                                   --------     --------
             Securitizations:
             Business loans....................................... $ 29,998     $ 29,949
             Home equity loans....................................  336,410      259,856
                                                                   --------     --------
              Total.............................................   $366,408     $289,805
                                                                   ========     ========
             Gain on sale of  loans through  securitization....... $ 58,011     $ 35,356
             Securitization gains as a percentage of total revenue     77.9%        69.8%
             Whole loan sales..................................... $  1,537     $ 28,901

             Premiums on whole loan sales......................... $     34     $  1,193

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

         (2) The final target is a percentage of the original balance of loans securitized and is funded from the monthly excess cash flow. Specific securitizations contain provisions requiring an increase above the final target overcollateralizaton levels during periods in which delinquencies exceed specified limits. The overcollateralization levels return to the target levels when delinquencies fall below the specified limits; and

         (3) The stepdown overcollateralization requirement is a percentage of the remaining balance of securitized loans. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us until the overcollateralization balance declines to a specific floor. The stepdown period generally begins at the later of 30 to 36 months after the initial securitization of the loans or when the remaining balance of securitized loans is less than 50% of the original balance of securitized loans.

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At September 30, 2002, investments in interest-only strips totaled $543.9 million, including the fair value of overcollateralization related cash flows of $251.0 million.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                    Current Balances as of September 30, 2002
                              (dollars in millions)

                                                2002-3    2002-2    2002-1   2001-4    2001-3    2001-2   2001-1    2000-4   2000-3
                                               -------    ------    ------   ------    -------   -------  -------   ------   -------
Original balance of loans securitized:
--------------------------------------
   Business loans..............................$    34    $   34    $   32   $   29    $    31   $    35  $    29   $   27   $    16
   Home equity loans...........................    336       346       288      287        269       320      246      248       134
                                               -------    ------    ------   ------    -------   -------  -------   ------   -------
   Total.......................................$   370    $  380    $  320   $  316    $   300   $   355  $   275   $  275   $   150
                                               =======    ======    ======   ======    =======   =======  =======   ======   =======
Current balance of loans securitized:
-------------------------------------
   Business loans..............................$    34    $   33    $   30   $   27    $    26   $    29  $    23   $   20   $    11
   Home equity loans...........................    335       338       266      245        206       213      144      130        67
                                               -------    ------    ------   ------    -------   -------  -------   ------   -------
   Total.......................................$   369    $  371    $  296   $  272    $   232   $   242  $   167   $  150   $    78
                                               =======    ======    ======   ======    =======   =======  =======   ======   =======

Weighted-average interest rate on loans
---------------------------------------
    securitized:
    ------------
   Business loans.............................. 15.89%    16.00%    15.82%   15.78%     15.93%    15.93%   16.06%   16.09%    16.10%
   Home equity loans........................... 10.89%    10.97%    10.86%   10.71%     11.13%    11.21%   11.45%   11.60%    11.46%
   Total....................................... 11.35%    11.43%    11.37%   11.22%     11.67%    11.78%   12.09%   12.19%    12.11%

Percentage of first mortgage loans.............    85%       85%       90%      89%        87%       89%      88%      85%       86%
Weighted-average loan-to-value.................    77%       76%       76%      77%        76%       76%      76%      76%       77%
Weighted-average remaining term (months) on
    loans securitized..........................    262       251       248      248        237       236      228      218       215

Original balance of Trust Certificates.........$   370    $  380    $  320   $  322    $   306   $   355  $   275   $  275   $   150
Current balance of Trust Certificates..........$   369    $  368    $  288   $  267    $   224   $   227  $   155   $  138   $    71
Weighted-average pass-through interest rate
    to Trust Certificate holders(a)............  6.73%     7.04%     5.46%    5.35%      5.72%     6.55%    7.31%    7.05%     7.61%
Highest Trust Certificate pass-through
    interest rate..............................  6.86%     7.39%     6.51%    5.35%      6.14%     6.99%    6.28%    7.05%     7.61%

Overcollateralization requirements:
-----------------------------------
Required percentages:
    Initial....................................     --        --        --       --         --        --       --       --        --
    Final target...............................  3.50%     3.50%     4.50%    4.25%      4.00%     4.40%    4.10%    4.50%     4.75%
    Stepdown overcollateralization.............  7.00%     7.00%     9.00%    8.50%      8.00%     8.80%    8.20%    9.00%     9.50%
Required dollar amounts:
    Initial....................................     --        --        --       --         --        --       --       --        --
    Final target...............................$    13    $   13    $   14   $   13    $    12   $    16  $    11   $   12   $     7
Current status:
    Overcollateralization amount...............     --    $    3    $    8   $    5    $     8   $    15  $    12   $   12   $     7
    Final target reached or anticipated date
      to reach.................................10/2003    8/2003    5/2003   7/2003     3/2003   12/2002      Yes      Yes       Yes
    Stepdown reached or anticipated date to
      reach.................................... 5/2006    1/2006    7/2005   2/2005    11/2004    5/2004  10/2003   1/2004   10/2003

Annual surety wrap fee.........................    (b)       (b)     0.21%    0.20%      0.20%     0.20%    0.20%    0.21%     0.21%

Servicing rights:
-----------------
   Original balance............................$    13    $   15    $   13   $   13    $    12   $    15  $    11   $   14   $     7
   Current balance.............................$    13    $   15    $   12   $   11    $     9   $    10  $     7   $    8   $     4

----------------------------

(a) Rates for securitizations 2001-1 and forward include rates on notional bonds, or the impact of premiums received on certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 -- Gain on Sale of Loans" for further description of the notional bonds.

(b) Credit enhancement was provided through a senior / subordinated certificate structure.

                    Current Balances as of September 30, 2002
                              (dollars in millions)

                                                2000-2    2000-1    1999-4   1999-3     1999-2   1999-1   1998(a)   1997(a)  1996(a)
                                                ------    ------    -------  -------   -------   -------  -------   -------  -------
Original balance of loans securitized:
--------------------------------------
   Business loans..............................$    28    $   25    $    25  $    28   $    30   $    16  $    57   $    45  $    29
   Home equity loans...........................    275       212        197      194       190       169      448       130       33
                                               -------    ------    -------  -------   -------   -------  -------   -------  -------
   Total.......................................$   303    $  237    $   222  $   222   $   220   $   185  $   505   $   175  $    62
                                               =======    ======    =======  =======   =======   =======  =======   =======  =======
Current balance of loans securitized:
-------------------------------------
   Business loans..............................$    18    $   15    $    16  $    15   $    16   $     8  $    19   $    13  $     6
   Home equity loans...........................    134       100         95       90        94        71      152        26        5
                                               -------    ------    -------  -------   -------   -------  -------   -------  -------
   Total.......................................$   152    $  115    $   111  $   105   $   110   $    79  $   171   $    39  $    11
                                               =======    ======    =======  =======   =======   =======  =======   =======  =======

Weighted-average interest rate on loans
---------------------------------------
 securitized:
 ------------
   Business loans.............................. 16.07%    16.00%     16.11%   15.87%    15.74%    15.96%   15.95%    15.91%   15.91%
   Home equity loans........................... 11.44%    11.33%     11.06%   10.87%    10.44%    10.67%   10.77%    11.52%   11.00%
   Total....................................... 11.99%    11.92%     11.77%   11.57%    11.19%    11.19%   11.35%    12.92%   13.66%

Percentage of first mortgage loans.............    80%       80%        82%      85%       88%       91%      89%       75%      74%
Weighted-average loan-to-value.................    77%       78%        76%      77%       76%       77%      77%       74%      66%
Weighted-average remaining term (months) on
   loans securitized...........................    227       216        209      214       220       216      199       158      118

Original balance of Trust Certificates.........$   300    $  235    $   220  $   219   $   219   $   184  $   498   $   171  $    61
Current balance of Trust Certificates..........$   134    $  101    $    99  $    94   $    99   $    70  $   154   $    33  $     8
Weighted-average pass-through interest rate to
   Trust Certificate holders...................  7.15%     7.14%      6.84%    6.81%     6.63%     6.56%    6.28%     7.19%    7.68%
Highest Trust Certificate pass-through interest
   rate........................................  8.04%     7.93%      7.68%    7.49%     7.13%     6.58%    7.15%     7.29%    7.67%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial.....................................  0.90%     0.75%      1.00%    1.00%     0.50%     0.50%    1.50%     2.43%    1.94%
   Final target................................  5.95%     5.95%      5.50%    5.00%     5.00%     5.00%    5.10%     7.43%    8.94%
   Stepdown overcollateralization.............. 11.90%    11.90%     11.00%   10.00%    10.00%    10.00%   10.21%    14.86%   12.90%
Required dollar amounts:
   Initial.....................................$     3    $    2    $     2  $     2   $     1   $     1  $     7   $     4  $     1
   Final target................................$    18    $   14    $    12  $    11   $    11   $     9  $    26   $    13  $     6
Current status:
   Overcollateralization amount................$    18    $   14    $    12  $    11   $    11   $     9  $    17   $     6  $     3
   Final target reached or anticipated date to
     reach ....................................    Yes       Yes        Yes      Yes       Yes       Yes      Yes       Yes      Yes
   Stepdown reached or anticipated date to
     reach..................................... 7/2003    4/2003    12/2002  10/2002   10/2002   12/2002      Yes       Yes      Yes

Annual surety wrap fee.........................  0.21%     0.19%      0.21%    0.21%     0.19%     0.19%    0.22%     0.26%    0.18%

Servicing rights:
-----------------
   Original balance............................$    14    $   10    $    10  $    10   $    10   $     8  $    18   $     7  $     4
   Current balance.............................$     8    $    5    $     5  $     5   $     4   $     3  $     6   $     3  $     1

----------------------------
(a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

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

         Discount rates. We use discount rates, which we believe are commensurate with the risks involved in our securitization assets. While quoted market prices on comparable interest-only strips are not available, we have performed comparisons of our valuation assumptions and performance experience to others in the non-conforming mortgage industry. We quantify the risks in our securitization assets by comparing the asset quality and performance experience of the underlying securitized mortgage pools to comparable industry performance.

         In determining the discount rate applied to residual cash flows, we believe that the practice of many companies in the non-conforming mortgage industry has been to add an interest rate spread for risk to the all-in cost of securitizations to determine their discount rates. The all-in cost of the securitization trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees, which generally range from 19 to 22 basis points combined. From industry experience comparisons, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate that we apply to our residual cash flow portion of our interest-only strips compared to rates used by others in the industry reflects our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below:

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

         o A portfolio credit grade mix comprised of 60% A credits, 24% B credits, 14% C credits, and 2% D credits. In addition, our historical loss experience is below what is experienced by others in the non-conforming mortgage industry.

         Although market interest rates have declined from fiscal years 2001 through the first quarter of fiscal 2003, no reduction to the discount rate used to value the residual portion of our interest-only strips has been made. We do not believe a decrease in the discount rate is warranted as the current market interest rate decline was mainly due to actions taken by the Federal Reserve Board in an attempt to prevent the potential adverse effect of uncertain economic conditions and to stimulate economic growth. Additionally, the non-conforming mortgage lending industry generally has taken no actions to reduce discount rates.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5%. At September 30, 2002, the average discount rate applied to projected overcollateralization cash flows was 7%. The risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire collateral balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess collateral in a securitized pool of mortgage loans.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 10% at September 30, 2002.

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

         As was previously discussed, during the three months ended September 30, 2002, our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments. The mortgage industry in general has had this experience. Our recent increase in prepayment experience has been mainly due to loan refinancings. We do not believe that the current growth in the rate of refinancings is indicative of a long-term trend in the non-conforming mortgage market. We believe this recent activity was due to significant decreases in market interest rates which have occurred over a short period of time which have generated a larger than normal volume of refinancing activity during this period. Based on current economic conditions, published mortgage industry surveys and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels.

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


Securitized collateral balance.....................................  $3,136.7
Balance sheet carrying value of retained interests.................  $  672.7
Weighted-average collateral life (in years)........................       4.1

Sensitivity of assumptions used to value retained interests:

Prepayment speed:
Impact on fair value for 10% adverse change........................     $27.5
Impact on fair value for 20% adverse change........................     $53.2

Credit loss rate:
Impact on fair value for 10% adverse change........................     $ 4.4
Impact on fair value for 20% adverse change........................     $ 8.9

Floating interest rate certificates (a):
Impact on fair value for 10% adverse change........................     $ 0.7
Impact on fair value for 20% adverse change........................     $ 1.4

Discount rate:
Impact on fair value for 10% adverse change........................     $22.1
Impact on fair value for 20% adverse change........................     $42.8

----------------------------
(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve.


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

                Summary of Material Mortgage Loan Securitization
        Valuation Assumptions and Actual Experience at September 30, 2002

                                                2002-3    2002-2    2002-1   2001-4    2001-3    2001-2   2001-1    2000-4   2000-3
                                               -------    ------    ------   ------    -------   -------  -------   ------   -------
Interest-only strip residual discount rate:
-------------------------------------------
   Initial valuation...........................    13%       13%       13%      13%        13%       13%      13%     13%        13%
   Current valuation...........................    13%       13%       13%      13%        13%       13%      13%     13%        13%

Interest-only strip overcollateralization
-----------------------------------------
   discount rate...............................     7%        7%        7%       7%         7%        7%       6%      7%         8%
   -------------

Servicing rights discount rate:
------------------------------
   Initial valuation...........................    11%       11%       11%      11%        11%       11%      11%     11%        11%
   Current valuation...........................    11%       11%       11%      11%        11%       11%      11%     11%        11%

Prepayment rates:
-----------------
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b)........................    11%       11%       11%      11%        11%       11%      11%     10%        10%
     Home equity loans.........................    22%       22%       22%      22%        22%       22%      22%     24%        24%
   Ramp period (months) (a):
     Business loans............................     27        27        27       27         24        24       24      24         24
     Home equity loans.........................     30        30        30       30         30        30       30      24         24
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b) .......................    11%       11%       11%      11%        11%       11%      11%     11%        11%
     Home equity loans ........................    22%       22%       22%      22%        22%       22%      22%     22%        22%
   Ramp period (months) (a):
     Business loans............................     27        27        27       27         27        27       27      27         27
     Home equity loans.........................     30        30        30       30         30        30       30      30         30
   CPR adjusted to reflect ramp:
     Business loans............................     3%        5%        8%      10%        12%       15%      17%     20%        22%
     Home equity loans(d)......................     2%       19%       29%      32%        35%       35%      35%     35%        35%
   Current prepayment experience (c):
     Business loans............................     --        --        4%       6%        19%       22%      19%     23%        15%
     Home equity loans.........................     --        --       12%      19%        27%       37%      40%     39%        37%

Annual credit loss rates:
-------------------------
   Initial assumption..........................  0.40%     0.40%     0.40%    0.40%      0.40%     0.40%    0.40%   0.40%      0.40%
   Current assumption..........................  0.40%     0.40%     0.40%    0.40%      0.40%     0.40%    0.40%   0.40%      0.40%
   Actual experience...........................     --        --        --       --      0.04%     0.09%    0.10%   0.18%      0.29%

Servicing fees:
---------------
   Contractual fees............................  0.50%     0.50%     0.50%    0.50%      0.50%     0.50%    0.50%   0.70%      0.50%
   Ancillary fees..............................  1.25%     1.25%     1.25%    1.25%      1.25%     1.25%    1.25%   1.25%      1.25%

----------------------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.

(b) Rate is the estimated expected weighted-average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40.

(c) Rate is a six-month historical average.

(d) The home equity loan prepayment rate ramps have been increased for the next 6 months to provide for the expected near term continuation of higher than average prepayment experience for trusts 2000-2 through 2002-2.

                Summary of Material Mortgage Loan Securitization
  Valuation Assumptions and Actual Experience at September 30, 2002 (Continued)

                                                2000-2    2000-1    1999-4   1999-3     1999-2   1999-1   1998(f)   1997(f)  1996(f)
                                                ------    ------    -------  -------   -------   -------  -------   -------  -------
Interest-only strip residual discount rate:
-------------------------------------------
   Initial valuation...........................    13%       11%       11%      11%        11%       11%      11%       11%      11%
   Current valuation...........................    13%       13%       13%      13%        13%       13%      13%       13%      13%

Interest-only strip overcollateralization
------------------------------------------
   discount rate...............................     8%        8%        8%       7%         7%        7%       7%        7%       8%
   -------------

Servicing rights discount rate:
------------------------------
   Initial valuation...........................    11%       11%       11%      11%        11%       11%      11%       11%      11%
   Current valuation...........................    11%       11%       11%      11%        11%       11%      11%       11%      11%

Prepayment rates:
-----------------
   Initial assumption:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b)........................    10%       10%       10%      10%        10%       10%      13%       13%      13%
     Home equity loans.........................    24%       24%       24%      24%        24%       24%      24%       24%      24%
   Ramp period (months) (a):
     Business loans............................     24        24        24       24         24        24       24        24       24
     Home equity loans.........................     24        18        18       18         18        18       12        12       12
   Current assumptions:
   Expected Constant Prepayment Rate (CPR):
     Business loans (b)........................    12%       12%       11%      11%        11%       10%      10%       10%      10%
     Home equity loans.........................    22%       22%       22%      22%        22%       22%      24%       25%      21%
   Ramp period (months) (a):
     Business loans............................     27        Na        Na       Na         Na        Na       Na        Na       Na
     Home equity loans.........................     30        30        Na       Na         Na        Na       Na        Na       Na
   CPR adjusted to reflect ramp:
     Business loans(d).........................    22%       19%       16%      13%        24%       17%      21%       18%      17%
     Home equity loans(d)(e)...................    37%       22%       29%      25%        24%       36%      27%       28%      32%
   Current prepayment experience (c):
     Business loans............................    24%       33%       37%      25%        24%       17%      21%       18%      17%
     Home equity loans.........................    38%       32%       29%      31%        28%       36%      28%       29%      34%

Annual credit loss rates:
-------------------------
   Initial assumption..........................  0.40%     0.40%     0.30%    0.25%      0.25%     0.25%    0.25%     0.25%    0.25%
   Current assumption..........................  0.40%     0.40%     0.45%    0.45%      0.30%     0.50%    0.57%     0.40%    0.38%
   Actual experience...........................  0.28%     0.44%     0.45%    0.44%      0.30%     0.44%    0.57%     0.39%    0.36%

Servicing fees:
---------------
   Contractual fees............................  0.50%     0.50%     0.50%    0.50%      0.50%     0.50%    0.50%     0.50%    0.50%
   Ancillary fees..............................  1.25%     1.25%     1.25%    1.25%      1.25%     1.25%    0.75%     0.75%    0.75%

-----------------------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one. The home equity loan prepayment ramp begins at 2% in month one.

(b) Rate is the estimated expected weighted-average prepayment rate over the securitization's estimated remaining life. Business CPR ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40.

(c) Rate is a six-month historical average.

(d) Business loan assumption ramps down from current rate to 10% remaining constant at 10% for trusts 1997-2 through 1999-2. Home Equity loan assumption ramps down to 22% remaining constant for trusts 1998-3 through trusts 1999-4.

(e) The home equity loan prepayment rate ramps have been increased for the next 6 months to provide for the expected near term continuation of higher than average prepayment experience for trusts 2000-2 through 2002-2.

(f) Amounts represent weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

Na = not applicable

         Lease Securitizations. We have in the past securitized two pools of leases. As of December 31, 1999, we de-emphasized, and subsequent to that date discontinued, the lease origination business but continue to service the remaining leases in our managed portfolio. The interest-only strips and servicing rights we retain on these securitized pools represent less than 1% of our securitization residual assets at September 30, 2002.

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

         In addition, although prepayments increased in recent periods compared to our historical averages, we have generally found that the non-conforming mortgage market is less sensitive to prepayments due to changes in interest rates than the conforming mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conforming mortgage interest rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing.

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

         Whole Loan Sales. We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. Gains from these sales are recorded as fee income. See "-- Securitizations" for information on the volume of whole loan sales and premiums recorded for the three months ended September 30, 2002 and 2001.

RESULTS OF OPERATIONS

Overview

         For the first quarter of fiscal 2003, net income increased $0.5 million, or 33.7%, to $1.8 million compared to $1.4 million in the first quarter of fiscal 2002.

         Diluted earnings per common share increased to $0.61 on average common shares of 2,985,000 compared to $0.40 per share on average common shares of 3,402,000 for the first quarter of fiscal 2002. The increase in net income per share was due to the increase in net income and the lower number of shares outstanding due to our repurchases of our common stock. Dividends of $0.08 and $0.07 per share were paid for the quarters ended September 30, 2002 and 2001, respectively. The common dividend payout ratio based on diluted earnings per share was 13.1% for the first quarter of fiscal 2003 compared to 15.9% for the first quarter of fiscal 2002.

         Increases in the gain on sale recorded during the first quarter of fiscal 2003 were partially offset by increases in general and administrative expenses and other expenses and a $12.1 million valuation adjustment on interest-only strips recorded during the three-month period ended September 30, 2002. See below for further discussion of gain on sale, general and administrative expenses, other expenses and the interest-only strips valuation adjustment recorded during the period.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of our common stock, which was at the time and has continued to, trade at below book value. In addition, our consistent earnings growth over the past several years did not result in a corresponding increase in the market value of our common stock. The repurchase program was extended in fiscal 2000, 2001 and 2002. The fiscal 2002 extension authorized the purchase of up to 10% of the then outstanding shares, which totaled approximately 2,661,000 shares on the date of the extension. To date, under the current program, we have repurchased 43,000 shares. The current repurchase program terminates in November 2002. We currently have no plans to continue to repurchase additional shares or extend the repurchase program beyond this date.

         The total number of shares repurchased under the stock repurchase program was: 117,000 shares in fiscal 1999; 327,000 shares in fiscal 2000; 627,000 shares in fiscal 2001; and 352,000 shares in fiscal 2002. The cumulative effect of the stock repurchase program was an increase in diluted net earnings per share of $0.12 and $0.06 for the quarters ended September 30, 2002 and 2001, respectively.

         On August 21, 2002, the Board of Directors declared a 10% stock dividend, which was paid on September 13, 2002 to shareholders of record on September 3, 2002. As a result of the stock dividend, all outstanding stock options and related exercise prices were adjusted. Accordingly, all outstanding common shares, earnings per common share, average common share and stock option amounts presented have been adjusted to reflect the effect of this stock dividend.

         The Board of Directors has approved an amendment to the Amended and Restated Certificate of Incorporation, which provides for an increase in the number of authorized shares of preferred stock from the 1.0 million shares currently authorized, to 3.0 million shares subject to the approval of stockholders. The Board of Directors has discretion with respect to designating and establishing the terms of each series of preferred stock prior to issuance.

Loan Originations

         The following schedule details our loan originations (in thousands):

                                           Three Months Ended
                                              September 30,
                                       -------------------------
                                         2002             2001
                                       --------         --------
Business purpose loans.......          $ 28,863         $ 29,624
Home equity loans............           341,852          289,425
                                       --------         --------
                                       $370,715         $319,049
                                       ========         ========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, decreased $0.8 million, or 2.6%, for the three months ended September 30, 2002, to $28.9 million from $29.6 million for the three months ended September 30, 2001. American Business Credit is in the process of expanding its marketing efforts into new geographic areas including the addition of personnel to serve the new areas. American Business Credit is also beginning to build relationships with loan brokers, which it believes will provide an additional source for loan originations in the future. In addition, our business loan subsidiary is focusing on cost control by identifying efficiencies and streamlining the business purpose loan origination process.

         Home equity loans originated by our subsidiaries, HomeAmerican Credit, doing business as Upland Mortgage and American Business Mortgage Services, Inc., and purchased through the Bank Alliance Program, increased $52.4 million, or 18.1%, for the three months ended September 30, 2002, to $341.9 million from $289.4 million for the three months ended September 30, 2001. Our home equity loan origination subsidiaries continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process. In addition, American Business Mortgage Services, Inc. is in the process of expanding its network of loan brokers to include a larger geographical area in order to reduce concentrations of loans in specific states.

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                              Three months ended
                                                 September 30,       Percentage
                                          -------------------------   Increase/
                                             2002           2001     (Decrease)
                                            ------         ------    ----------
Total revenues........................... $ 74,467       $ 50,672       47.0%
Total expenses........................... $ 71,327       $ 48,324       47.6%
Net income............................... $  1,821       $  1,362       33.7%

Return on average assets.................     0.80%          0.68%
Return on average equity.................    10.14%          8.17%

Per Common Share Data:
Net income:
   Basic................................. $   0.64       $   0.43       48.8%
   Diluted............................... $   0.61       $   0.40       52.5%
Dividends declared per share............. $   0.08       $   0.07       14.3%

         Total Revenues. For the first quarter of fiscal 2003, total revenues increased $23.8 million, or 47.0%, to $74.5 million from $50.7 million for fiscal 2002. Growth in total revenue was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans. For the first quarter of fiscal 2003, gains of $58.0 million were recorded on the securitization of $366.4 million of loans. This represents an increase of $22.7 million, or 64.1%, over gains of $35.4 million recorded on securitizations of $289.8 million of loans for the first quarter of fiscal 2002.

         The increase in securitization gains for the three months ended September 30, 2002 was due to both an increase in interest rate spreads earned in our securitizations and an increase in the volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 15.8% for the three months ended September 30, 2002 from 12.2% on loans securitized for the three months ended September 30, 2001. Increases in interest rate spreads increase expected residual cash flows to us, the amount of cash we receive at the closing of a securitization from notional bonds or premiums on the sale of trust certificates and result in increases in the gains we recognize on the sale of loans into securitizations. See "-- Securitizations" for further detail of how securitization gains are calculated.

         The increase in interest rate spread for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 resulted from decreases in pass-through interest rates on investor certificates issued by securitization trusts. For loans securitized during the three months ended September 30, 2002, the average loan interest rate was 11.25%, a 0.40% decrease from 11.65% on loans securitized during the three months ended September 30, 2001. However, the average interest rate on trust certificates issued in mortgage loan securitizations during the three months ended September 30, 2002 was 4.60%, a 1.12% decrease from 5.72% during the three months ended September 30, 2001. The resulting net improvement in interest rate spread was approximately 72 basis points.

         Also contributing to the increase in the securitization gain percentages for the three months ended September 30, 2002, was the increase in the amount of cash received at the closing of our securitizations. The improvement in the interest rate spread through fiscal 2002 to the present has enabled us to enter into securitization transactions structured to provide cash at the closing of the securitization through the sale of notional bonds, sometimes referred to as interest-only bonds or the sale of trust certificates at a premium. During the three months ended September 30, 2002 we received additional cash at the closing of our securitizations, due to these modified structures, of $14.9 million compared to $6.0 million in fiscal 2002. Securitization gains and cash received at the closing of securitizations were partially offset by hedging losses of $2.9 million during the three months ended September 30, 2002, compared to losses of $2.6 million during the three months ended September 30, 2001.

         The Office of Thrift Supervision has recently adopted a rule effective in January 2003, which will preclude us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws and regulations on new loan originations. Under the provisions of this rule we will be required to modify or eliminate the practice of charging a prepayment fee in some of the states where we originate loans and other fees we normally charge will also be modified or eliminated. This new rule will potentially reduce the gain on sale recorded in new securitizations in two ways. First, because the percentage of loans with prepayment fees will be reduced, the prepayment rates on securitized loan pools may increase and therefore the value of our interest-only strips will decrease due to the shorter average life of the securitized loan pool. Second, the value of our servicing rights retained in a securitization may decrease due a reduction in our ability to charge certain fees. We are currently evaluating the impact of the adoption of this rule on our future lending activities and results of operations.

         Interest and Fees. For the first quarter of fiscal 2003, interest and fee income decreased $1.8 million, or 29.8%, to $4.2 million compared to $5.9 million for the first quarter of fiscal 2002. Interest and fee income consists primarily of interest income earned on available for sale loans, premiums earned on whole loan sales and other ancillary fees collected in connection with loan and lease originations.

         During the three months ended September 30, 2002, interest income decreased $0.7 million, or 27.4%, to $1.8 million from $2.5 million for the three months ended September 30, 2001. This decrease was due to a lower weighted-average interest rate on loans available for sale from the prior fiscal year and lower interest rates earned on invested cash balances due to general decreases in market interest rates.

         Premiums on whole loan sales decreased $1.2 million, to $34 thousand for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. The volume of whole loan sales decreased 94.7%, to $1.5 million for the three months ended September 30, 2002 from $28.9 million for the three months ended September 30, 2001. The decrease in the volume of whole loan sales for the three months ended September 30, 2002 resulted from management's decision to securitize additional loans in the favorable securitization market experienced during the past year.

         Other fees increased $0.1 million for the three months ended September 30, 2002 from the three months ended September 30, 2001. The increase is due to an increase in loan fees offset by a decrease in leasing income, which has decreased due to our decision in fiscal 2000 to discontinue the origination of new leases. The ability to collect certain fees on loans we originate in the future may be impacted by proposed laws and regulations by various authorities.

         Interest Accretion on Interest-Only Strips. Interest accretion of $10.7 million was earned in the three months ended September 30, 2002 compared to $7.7 million in the three months ended September 30, 2001. The increase reflects the growth in the balance of our interest-only strips of $113.7 million, or 26.4%, to $543.9 million at September 30, 2002 from $430.2 million at September 30, 2001. In addition, cash flows from interest-only strips for the three months ended September 30, 2002 totaled $33.5 million, an increase of $9.5 million, or 39.5%, from the three months ended September 30, 2001 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels and step-down overcollateralization levels.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended September 30, 2002, servicing income decreased $0.1 million, or 6.1%, to $1.5 million from $1.6 million for the three months ended September 30, 2001.

         The following table summarizes the components of servicing income for the three months ended September 30, 2002 and 2001 (in thousands):

                                           Three Months Ended
                                              September 30,
                                        ------------------------
                                          2002            2001
                                         ------          ------
Contractual and ancillary fees.......   $ 10,162        $  8,232
Amortization of servicing rights.....     (8,625)         (6,596)
                                        --------        --------
Net servicing income.................      1,537        $  1,636
                                        ========        ========

         Total Expenses. Total expenses increased $23.0 million, or 47.6%, to $71.3 million for the three months ended September 30, 2002 compared to $48.3 million for the three months ended September 30, 2001. As described in more detail below, this increase was mainly a result of a $12.1 million interest-only strips valuation adjustment recorded during the three months ended September 30, 2002, increases in employee related costs and increases in general and administrative expenses.

         Interest Expense. For the first quarter of fiscal 2003, interest expense increased $0.1 million, or 0.6%, to $17.1 million from $17.0 million for the first quarter of fiscal 2002. Average subordinated debt outstanding during the three months ended September 30, 2002 was $662.3 million compared to $567.0 million during the three months ended September 30, 2001. The effect of the increase in outstanding debt was mostly offset by a decrease in the average interest rates paid on subordinated debt. Average interest rates paid on subordinated debt outstanding decreased to 9.71% during the three months ended September 30, 2002 from 11.14% during the three months ended September 30, 2001.

         Rates offered on subordinated debt were reduced beginning in the fourth quarter of fiscal 2001 and have continued downward through the first quarter of fiscal 2003 in response to decreases in market interest rates as well as our lower cash needs. The average issuance rate of subordinated debt at its peak, which was the month of February 2001, was 11.85% compared to the average rate of subordinated debt issued in the month of September 2002 of 7.88%. As the higher rate notes mature, we expect the average rate paid on subordinated debt to decline provided that market rates do not significantly increase.

         In addition, the interest expense in the first quarter of fiscal 2003 reflects a decrease in the average outstanding balances under warehouse lines of credit and decreased interest rates paid on warehouse lines from the first quarter of fiscal 2002. The average outstanding balances under warehouse lines of credit were $24.1 million during the three months ended September 30, 2002, compared to $28.0 million during the three months ended September 30, 2001. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 1.25% to 2.5%. One-month LIBOR has decreased from approximately 2.6% at September 30, 2001 to 1.8% at September 30, 2002.

         Provision for Credit Losses. The provision for credit losses on available for sale loans and leases for the three months ended September 30, 2002 increased $0.1 million, or 7.1%, to $1.5 million, compared to $1.4 million for the three months ended September 30, 2001. The increase in the provision for credit losses was primarily due to increases in loans in non-accrual status, which were generally repurchased from securitization trusts. Non-accrual loans were $7.1 million and $6.7 million at September 30, 2002 and 2001, respectively. See "-- Managed Portfolio Quality" for further detail.

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

         In accordance with the provisions of SFAS No. 140, we have recorded on our September 30, 2002 balance sheet a liability of $17.9 million for the repurchase of loans subject to these removal of accounts provisions. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts for the three months ended September 30, 2002 and fiscal year 2002 and 2001. We received $8.2 million of proceeds from the liquidation of repurchased loans and REO for the three months ended September 30, 2002 and $19.2 million and $10.9 million for the fiscal years 2002 and 2001, respectively. We had repurchased loans and REO remaining on our balance sheet in the amounts of $9.3 million, $9.4 million and $4.8 million at September 30, 2002 and June 30, 2002 and 2001, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Mortgage loan securitization trusts are listed only if repurchases have occurred.

  Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                          2000-3      2000-2     2000-1      1999-4     1999-3     1999-2      1999-1     1998-4
                                          ------      ------     ------      ------     ------     ------      ------     ------
Three months ended September 30, 2002:
   Business loans......................  $    --      $   --     $1,410      $  603     $  103     $   --      $  239    $    --
   Home equity loans...................       --          --      2,678       1,476      1,285        614       2,494         --
                                         -------      ------     ------      ------     ------     ------      ------    -------
     Total.............................  $    --      $   --     $4,088      $2,079     $1,388     $  614      $2,733    $    --
                                         =======      ======     ======      ======     ======     ======      ======    =======
   Number of loans repurchased.........       --          --         36          27         21          9          31         --

Year ended June 30, 2002:
   Business loans......................       --      $   --     $   --      $  194     $1,006     $  341      $  438    $   632
   Home equity loans...................       --          --         84         944      3,249      2,688       2,419      4,649
                                         -------      ------     ------      ------     ------     ------      ------    -------
     Total.............................  $    --      $   --     $   84      $1,138     $4,255     $3,029      $2,857    $ 5,281
                                         =======      ======     ======      ======     ======     ======      ======    =======
   Number of loans repurchased.........       --          --          2          18         47         31          33         58

Year ended June 30, 2001:
   Business loans......................  $    --      $   --     $   --      $   --     $   --     $   --      $   --    $   173
   Home equity loans...................       88         330         --          --         --         --          --      1,310
                                         -------      ------     ------      ------     ------     ------      ------    -------
      Total............................  $    88      $  330     $   --      $   --     $   --     $   --      $   --    $ 1,483
                                         =======      ======     ======      ======     ======     ======      ======    =======
   Number of loans repurchased.........        1           2         --          --         --         --          --         10

(Continued)                               1998-3      1998-2     1998-1      1997-2     1997-1     1996-2      1996-1     Total
                                          ------      ------     ------      ------     ------     ------      ------     ------
Three months ended September 30, 2002:
   Business loans......................  $    --      $   --     $   --      $   --     $   --     $  221      $   --    $ 2,576
   Home equity loans...................      673         314        155          --         --        355          --     10,044
                                         -------      ------     ------      ------     ------     ------      ------    -------
     Total.............................  $   673      $  314     $  155      $   --     $   --     $  576      $   --    $12,620
                                         =======      ======     ======      ======     ======     ======      ======    =======
   Number of loans repurchased.........        9           4          2          --         --         11          --        150

Year ended June 30, 2002:
   Business loans......................  $   260      $  516     $1,266      $1,729     $  183     $   --      $  104    $ 6,669
   Home equity loans...................    5,575       1,548      1,770         223        239         60         123     23,571
                                         -------      ------     ------      ------     ------     ------      ------    -------
     Total.............................  $ 5,835      $2,064     $3,036      $1,952     $  422     $   60      $  227    $30,240
                                         =======      ======     ======      ======     ======     ======      ======    =======
   Number of loans repurchased.........       61          24         37          18          8          1           3        341

Year ended June 30, 2001:
   Business loans......................  $   803      $  215     $  428      $2,252     $   --     $  380      $  250    $ 4,501
   Home equity loans...................    3,886       1,284      1,686       1,764         --         92         109     10,549
                                         -------      ------     ------      ------     ------     ------      ------    -------
      Total............................  $ 4,689      $1,499     $2,114      $4,016     $   --     $  472      $  359    $15,050
                                         =======      ======     ======      ======     ======     ======      ======    =======
   Number of loans repurchased.........       48          13         31          37         --          8           4        154

         The allowance for credit losses was $3.2 million, or 5.7% of gross receivables at September 30, 2002 compared to$3.7 million, or 6.6% of gross receivables at June 30, 2002 and $3.4 million, or 4.2% of gross receivables at September 30, 2001. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required.

         The following table summarizes changes in the allowance for credit losses for the three months ended September 30, 2002 and 2001 (in thousands):

                                                         Three Months Ended
                                                            September 30,
                                                        ---------------------
                                                          2002         2001
                                                         ------       ------
Balance at beginning of  period....................     $  3,705      $ 2,480
Provision for credit losses........................        1,538        1,436
(Charge-offs) recoveries, net......................       (2,059)        (560)
                                                        --------      -------
Balance at end of period...........................     $  3,184      $ 3,356
                                                        ========      =======

         The following table summarizes the changes in the allowance for credit losses by loan and lease type (in thousands):

                                                Business     Home
                                                Purpose      Equity    Equipment
Three Months Ended September 30, 2002:           Loans       Loans       Leases     Total
--------------------------------------          ---------   --------   ---------   --------
Balance at beginning of period...........        $ 1,388    $ 1,998      $  319    $  3,705
Provision for credit losses..............             71      1,293         174       1,538
(Charge-offs) recoveries, net............           (528)    (1,314)       (217)     (2,059)
                                                 -------    -------      ------    --------
Balance at end of period.................        $   931    $ 1,977      $  276    $  3,184
                                                 =======    =======      ======    ========

                                                Business     Home
                                                Purpose      Equity    Equipment
Three Months Ended September 30, 2002:           Loans       Loans       Leases     Total
--------------------------------------          ---------   --------   ---------   --------
Balance at beginning of period...........        $   591    $ 1,473      $  416    $  2,480
Provision for credit losses..............            617        758          61       1,436
(Charge-offs) recoveries, net............            (94)      (348)       (118)       (560)
                                                 -------    -------      ------    --------
Balance at end of period.................        $ 1,114    $ 1,883      $  359    $  3,356
                                                 =======    =======      ======    ========

         The increase in charge-offs for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was due to increases in the liquidation of loans repurchased from securitization trusts during the period.

         Employee Related Costs. For the first quarter of fiscal 2003, employee related costs increased $1.8 million, or 22.4%, to $9.6 million from $7.8 million in the first quarter of fiscal 2002. The increase was primarily attributable to additions of personnel to originate, service and collect loans. Total employees at September 30, 2002 were 1,017 compared to 889 at September 30, 2001. The remaining increase was attributable to annual salary increases as well as increases in the costs of providing insurance benefits to employees.

         Sales and Marketing Expenses. For the first quarter of fiscal 2002, sales and marketing expenses increased $0.6 million, or 10.3%, to $6.7 million from $6.1 million for the first quarter of fiscal 2002. This increase was primarily due to an increase in expenses for direct mail advertising for home equity loan originations.

         General and Administrative Expenses. For the first quarter of fiscal 2002, general and administrative expenses increased $8.3 million, or 52.1%, to $24.4 million from $16.0 million for the first quarter of fiscal 2002. This increase was primarily attributable to increases of approximately $4.4 million in costs associated with servicing and collecting our larger total managed portfolio including expenses associated with REO and delinquent loans, in addition to $3.3 million of trading losses on interest rate swap contracts classified as trading.

         Interest-Only Strips Valuation Adjustment. During the first three months ended September 30, 2002, a write down through the Statement of Income of $12.1 million was recorded on our interest-only strips. This adjustment reflects the impact of higher prepayment experience on home equity loans than anticipated during the period. This portion of the impact of increased prepayments was considered to be other than temporary and was therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20. See "-- Securitizations" for further detail of this adjustment.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(Dollars in thousands, except per share data)


                                                     September 30,   June 30,
                                                         2002         2002
                                                      ----------   ----------
Cash and cash equivalents............................ $  106,923   $  108,599
Loan and lease receivables, net:
   Available for sale................................     67,843       61,650
   Interest and fees.................................     11,568       12,292
Interest-only strips.................................    543,862      512,611
Servicing rights.....................................    128,856      125,288
Receivable for sold loans............................      7,396        5,055
Total assets.........................................    918,710      876,375

Subordinated debt....................................    669,691      655,720
Warehouse lines and other notes payable..............     11,687        8,486
Accrued interest payable.............................     45,496       43,069
Deferred income taxes................................     37,169       35,124
Total liabilities....................................    845,540      806,997
Total stockholders' equity...........................     73,170       69,378

Book value per common share.......................... $    25.23   $    24.40
Total liabilities to tangible equity(c)..............      14.6x        14.9x
Adjusted debt to tangible equity (a)(c)..............      12.0x        12.2x
Subordinated debt to tangible equity(c)..............      11.5x        12.1x
Interest-only strips to adjusted
   tangible equity (b)(c)............................       4.3x         4.3x
-----------------------------
(a)  Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than five years.
(c)  Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $42.3 million, or 4.8%, to $918.7 million at September 30, 2002 from $876.4 million at June 30, 2002 primarily due to increases in loan and lease receivables available for sale, interest-only strips and servicing rights.

         Loan and lease receivables increased $6.2 million or 10.1% due to an increase in loans receivable from securitization trusts. See note 2 of the consolidated financial statements for an explanation of these loan receivables.

         Activity of our interest-only strips for the three months ended September 30, 2002 and 2001 were as follows (in thousands):

                                                                 Three Months Ended
                                                                    September 30,
                                                                ---------------------
                                                                   2002       2001
                                                                  ------     ------
 Balance at beginning of period...............................  $ 512,611   $ 398,519
 Initial recognition of interest-only strips..................     44,126      33,636
 Cash flow from interest-only strips..........................    (33,464)    (23,987)
 Required purchases of additional overcollateralization.......     17,128      13,508
 Interest accretion...........................................     10,747       7,736
 Net temporary adjustments to fair value(a)...................      4,792         776
 Other than temporary adjustments to fair value(a)............    (12,078)         --
                                                                ---------   ---------
 Balance at end of period.....................................  $ 543,862   $ 430,188
                                                                =========   =========

(a) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

         The following table summarizes the purchases of overcollateralization by trust for the three months ended September 30, 2002, and the years ended June 30, 2002 and 2001. See "-- Securitizations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                 (in thousands)

                               2002-2   2002-1   2001-4    2001-3    2001-2    2001-1   Other    Total
                               ------   ------   ------    ------    ------    ------   -----    -----
Three Months Ended
September 30, 2002:
Required purchases
  of additional
  overcollateralization...     $3,114   $3,925   $3,693    $3,213    $2,200      $651     $332   $17,128


                               2002-1   2001-4   2001-3    2001-2    2001-1    2000-4   2000-3    2000-2   2000-1   Other   Total
                               ------   ------   ------    ------    ------    ------   ------    ------   ------   -----   -----
Year Ended June 30, 2002:
Required purchases
  of additional
  overcollateralization...    $ 3,814   $  908  $ 4,354   $11,654   $ 8,700   $ 6,326  $ 3,074   $ 4,978  $ 2,490   $  973 $47,271


                               2001-2   2001-1   2000-4    2000-3    2000-2    2000-1   1999-4    1999-3   1999-2   Other   Total
                               ------   ------   ------    ------    ------    ------   ------    ------   ------   -----   -----
Year Ended June 30, 2001:
Initial
overcollateralization.....    $    --   $   --  $    --   $    --   $   611   $    --  $    --   $    --  $    --   $   -- $   611
Required purchases
  of additional
  overcollateralization...        959    2,574    6,049     4,051    10,160     7,519    5,960     3,719    2,316      638  43,945
                              -------   ------  -------   -------   -------   -------  -------   -------  -------   ------ -------
   Total..................    $   959   $2,574  $ 6,049   $ 4,051   $10,771   $ 7,519  $ 5,960   $ 3,719  $ 2,316   $  638 $44,556
                              =======   ======  =======   =======   =======   =======  =======   =======  =======   ====== =======

         Servicing rights increased $3.6 million, or 2.8%, to $128.9 million at September 30, 2002 from $125.3 million at June 30, 2002, due to the securitization of $366.4 million of loans during the three months ended September 30, 2002, partially offset by amortization of the servicing asset for fees collected during the same period.

         Total liabilities increased $38.5 million, or 4.8%, to $845.5 million from $807.0 million at June 30, 2002 primarily due to increases in subordinated debt outstanding, accounts payable and accrued expenses, accrued interest payable, warehouse lines and other notes payable and other liabilities. Accounts payable and accrued expenses increased $5.9 million or 43.3% which includes a payable of $2.8 million for the settlement of an interest rate swap contract paid subsequent to the end of the first quarter of fiscal 2003.

         During the three months ended September 30, 2002, subordinated debt increased $14.0 million, or 2.1%, to $669.7 million due to sales of subordinated debt used to repay existing debt, to fund loan originations and our operations and for general corporate purposes. Approximately $7.9 million of the increase in subordinated debt was due to the reinvestment of accrued interest on the subordinated debt at maturity. Subordinated debt was 11.5 times tangible equity at September 30, 2002, compared to 12.1 times as of June 30, 2002. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt. Warehouse lines and other notes payable increased $3.2 million due to $1.0 million of capitalized lease additions and a larger balance of loans available for sale funded by the warehouse lines. Accrued interest payable increased $2.4 million, or 5.6%, to $45.5 million from $43.1 million at June 30, 2002 due to an increase in the level of subordinated debt partially offset by a decrease in average interest rates paid on debt.

         Deferred income taxes increased $2.0 million, or 5.8%, to $37.2 million at September 30, 2002 from $35.1 million at June 30, 2002. The increase was primarily due to the tax effect of the net increase in the SFAS 115 adjustment associated with interest-only strips. Our taxable securitization structure in the first quarter will create a current tax liability of approximately $6.5 million that will be offset by the utilization of net operating loss carryforwards.

Managed Portfolio Quality

     The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                       September 30, 2002            June 30, 2002            March 31, 2002
                                    -----------------------     --------------------      ---------------------
Delinquency by Type                     Amount        %            Amount       %            Amount       %
-------------------                 -------------- --------     ------------- ------      ------------- -------
Business Purpose Loans
Total managed portfolio............. $    369,148                $   361,638               $   347,879
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $      3,852     1.04%      $     2,449   0.68%       $     2,932    0.84%
    61-90 days......................        4,025     1.09             1,648   0.46              2,577    0.74
    Over 90 days....................       34,467     9.34            32,699   9.03             31,371    9.02
                                     ------------    -----       -----------  -----        -----------   -----
    Total delinquencies............. $     42,344    11.47%      $    36,796  10.17%       $    36,880   10.60%
                                     ============    =====       ===========  =====        ===========   =====
REO................................. $      8,267                $     6,220               $     8,227
                                     ============                ===========               ===========
Home Equity Loans
Total managed portfolio............. $  2,806,490                $ 2,675,559               $ 2,551,902
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $     50,578     1.80%      $    37,213   1.39%       $    37,700    1.48%
    61-90 days......................       26,065     0.93            22,919   0.86             18,385    0.72
    Over 90 days....................       89,971     3.21            72,918   2.72             79,138    3.10
                                     ------------    -----       -----------  -----        -----------   -----
    Total delinquencies............. $    166,614     5.94%      $   133,050   4.97%       $   135,223    5.30%
                                     ============    =====       ===========  =====        ===========   =====
REO................................. $     24,167                $    27,825               $    29,212
                                     ============                ===========               ===========
Equipment Leases
Total managed portfolio............. $     22,523                $    28,992               $    36,381
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $        338     1.50%      $       411   1.42%       $       506    1.38%
    61-90 days......................          181     0.80                93   0.32                173    0.48
    Over 90 days....................          389     1.73               423   1.46                632    1.74
                                     ------------    -----       -----------  -----        -----------   -----
    Total delinquencies............. $        908     4.03%      $       927   3.20%       $     1,311    3.60%
                                     ============    =====       ===========  =====        ===========   =====

Combined
--------
Total managed portfolio............. $  3,198,161                $ 3,066,189               $ 2,936,162
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $     54,768     1.71%      $    40,073   1.31%       $    41,138    1.40%
    61-90 days......................       30,271     0.95            24,660   0.80             21,135    0.72
    Over 90 days....................      124,827     3.90           106,040   3.46            111,141    3.79
                                     ------------    -----       -----------  -----        -----------   -----
    Total delinquencies............. $    209,866     6.56%      $   170,773   5.57%       $   173,414    5.91%
                                     ============    =====       ===========  =====        ===========   =====
REO................................. $     32,434     1.01%      $    34,045   1.11%       $   37,439     1.28%
                                     ============    =====       ===========  =====        ===========   =====
Losses experienced during the
    three month period(a)(b):
    Loans........................... $      7,863     1.01%      $     5,315   0.72%       $     3,747    0.53%
                                                     =====                    =====                      =====
    Leases..........................          201     3.13%              390   4.83%               678    6.90%
                                     ------------    =====       -----------  =====        -----------   =====
    Total managed portfolio......... $      8,064     1.03%      $     5,705   0.76%       $     4,425    0.62%
                                     ============    =====       ===========  =====        ===========   =====

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $4.2 million ($1.9 million from charge-offs through the provision for loan losses and $2.3 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $3.9 million for the three months ended September 30, 2002. Losses recorded on our books were $3.5 million ($1.6 million from charge-offs through the provision for loan losses and $1.9 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $2.2 million for the three months ended June 30, 2002. Losses recorded on our books were $2.4 million ($1.3 million from charge-offs through the provision for loan losses and $1.1 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $2.0 million for the three months ended March 31, 2002. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                  September 30,      June 30,       March 31,
                                                      2002             2002           2002
                                                  -------------      --------       ---------
Delinquencies held as available for sale (a)....    $  6,658         $  5,918       $  7,911
                                                       11.9%            11.2%          12.2%

Available for sale loans and leases in
non-accrual status (b)..........................    $  7,093         $  6,991       $  8,754
                                                       12.7%            13.2%          13.5%

Allowance for losses on available for sale
loans and leases................................    $  3,184         $  3,705       $  3,297
                                                        5.7%             6.6%           4.9%

Real estate owned on balance sheet..............    $  4,508         $  3,784       $  4,289

----------------------------
(a) Delinquent loans and leases held as available for sale are included in total delinquencies in the previously presented "Managed Portfolio Quality" table. Included in total delinquencies are loans in non-accrual status of $6.2 million, $5.6 million, and $6.9 million at September 30, 2002, June 30, 2002, and March 31, 2002, respectively.

(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table.

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total managed portfolio were $209.9 million at September 30, 2002 compared to $170.8 million and $173.4 million at June 30, 2002 and March 31, 2002, respectively. Total delinquencies as a percentage of the total managed portfolio were 6.56% at September 30, 2002 compared to 5.57% and 5.91% at June 30, 2002 and March 31, 2002, respectively. The increases in delinquencies and delinquency percentages in the first quarter of fiscal 2003 were mainly due to the impact on our borrowers of continued uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers, and the seasoning of the managed portfolio. In addition, the delinquency percentage has increased due to increased prepayment rates resulting from refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A leveling in the growth of the managed portfolio as a result of higher prepayment rates and decreases in the growth of the origination of new loans also contributed to the increase in the delinquency percentage in the first quarter of fiscal 2003 from June 30, 2002. As the managed portfolio continues to season, and if economic conditions continue to lag or worsen, the delinquency rate may continue to increase. Delinquent loans and leases held as available for sale on our balance sheet increased from $5.9 million at June 30, 2002 to $6.7 million at September 30, 2002 primarily due to repurchases of loans from our mortgage securitization trusts.

         Real estate owned. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, decreased to $32.4 million, or 1.01%, of the total managed portfolio at September 30, 2002 compared to $34.0 million, or 1.11%, and $37.4 million, or 1.28%, at June 30, 2002 and March 31, 2002, respectively. The decrease in the volume of REO reflects a concerted effort by management to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. This has been accomplished by adding additional personnel to the process and has included bulk sales of REO. Reducing the time properties are carried reduces carrying costs for interest on funding the cost of the property, legal fees, taxes, insurance and maintenance related to these properties. As our portfolio seasons and if economic conditions continue to lag or worsen, the REO balance may increase. REO held by us on our balance sheet increased from $3.8 million at June 30, 2002 to $4.5 million at September 30, 2002 primarily due to repurchases of foreclosed loans from our mortgage securitization trusts.

         Loss experience. During the first quarter of fiscal 2003, we experienced net loan and lease charge-offs in our total managed portfolio of $8.1 million. On an annualized basis, during the first quarter of fiscal 2003, net loan and lease charge-offs were 1.03% of the total managed portfolio. During the three months ended June 30, 2002, we experienced net loan and lease charge-offs in our total managed portfolio of $5.7 million, or 0.76% of the average total managed portfolio. For the three months ended March 31, 2002, net loan and lease charge-offs in our total managed portfolio were $4.4 million, or 0.62% of the average total managed portfolio. Principal loss severity experience on delinquent loans generally has ranged from 10% to 20% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. The increase in net charge-offs from the prior periods was due to a larger volume of loans and leases that became delinquent and/or were liquidated during the period as well as the seasoning of the managed portfolio. As noted above, we have attempted to reduce the time a loan remains in seriously delinquent status until the sale of an REO property in order to reduce carrying costs on the property. The increase in the charge-off percentage was partially offset by reductions in our carrying costs due to the acceleration of the timing of the disposition of REO. See "-- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity. See "-- Securitizations" for more detail on credit loss assumptions used to estimate the fair value of our interest-only strips and servicing rights compared to actual loss experience. Real estate values have generally continued to increase in recent periods and their increases have exceeded the rate of increase of many other types of investments in the current economy. If in the future this trend reverses and real estate values begin to decline our loss severity could increase.

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

         A component of our interest rate risk exposure relates to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The structure of certain securitization trusts includes a floating interest rate certificate, which pays interest based on one-month LIBOR plus an interest rate spread. Floating interest rate certificates in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders.

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

                                                                Amount Maturing After September 30, 2002
                                            -----------------------------------------------------------------------------------
                                             Months     Months     Months      Months      Months     There-              Fair
                                            1 to 12    13 to 24   25 to 36    37 to 48    49 to 60    after     Total     Value
                                            -------    --------   --------    --------    --------   --------  -------   -------
Rate Sensitive Assets:
Loans and leases available for sale (a)..  $ 60,611   $     101   $    114     $   129     $   147   $  6,740  $ 67,842  $ 69,587
Interest-only strips.....................    94,086     129,285    113,680      98,342      79,893    283,099   798,385   543,862
Servicing rights.........................    41,148      32,927     25,926      20,288      15,892     51,543   187,724   128,856
Investments held to maturity.............        82         111        373         343           0          0       909       986

Rate Sensitive Liabilities:
Fixed interest rate borrowings........     $387,239   $ 134,163   $ 95,590     $16,272     $10,014   $ 27,435  $670,713  $669,805
Average interest rate.................        9.32%       9.76%     10.40%      11.93%      10.80%     11.66%     9.94%
Variable interest rate borrowings.....     $  9,466   $     135   $    878     $    36     $   150   $     --  $ 10,665  $ 10,665
Average interest rate.................        3.34%       3.59%      3.59%       3.59%       3.59%         --     3.37%

----------------------------
(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than three months prior to securitization.

         Loans Available for Sale. Gain on sale of loans may be unfavorably impacted to the extent fixed interest rate available for sale mortgage loans are held prior to securitization. A significant variable affecting the gain on sale of loans in a securitization is the interest rate spread between the average interest rate on fixed interest rate loans and the weighted-average pass-through interest rate to investors for interests issued in connection with the securitization. Although the average loan interest rate is fixed at the time the loan is originated, the pass-through interest rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Generally, the period between loan origination and pricing of the pass-through interest rate is less than three months. If market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor could have a material adverse effect on our results of operations and financial condition. We estimate that each 0.1% reduction in the interest rate spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.22%. See "-- Strategies for Use of Derivative Financial Instruments" for further detail of our interest rate risk management for available for sale loans.

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At September 30, 2002, $152.1 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 5.2% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of September 30, 2002, the interest rate sensitivity for $92.8 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for Use of Derivative Financial Instruments" for further detail.

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

         Subordinated Debt. We also experience interest rate risk to the extent that as of September 30, 2002 approximately $283.5 million of our liabilities were comprised of fixed interest rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

         Strategies for Use of Derivative Financial Instruments. All derivative financial instruments are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the statement of income in the period incurred.

Hedging activity

         From time to time derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest rates between the date loans are originated and the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. Generally, the period between loan origination and pricing of the pass-through interest rate is less than three months. Derivative financial instruments we use for hedging changes in fair value due to interest rate changes may include interest rate swaps, futures and forward contracts. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans or our residual interests in mortgage loans in our mortgage conduit facility, which we would expect to be included in a term securitization at a future date. The mortgage loans and mortgage loans underlying residual interests in mortgage pools consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities to match the maturities of the interest rate pass-through certificates. We may hedge potential interest rate changes in interest rate swap yield curves with Eurodollar futures, forward treasury sales, interest rate swaps or derivative contracts of similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The fair value of derivative financial instruments are based on quoted market prices. The fair value of the items hedged are based on current pricing of these assets in a securitization. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item would no longer be recognized as an adjustment to income.

         We recorded losses on the fair value of interest rate swap contracts accounted for as hedges of $2.9 million and $2.6 million on futures contracts during the three months ended September 30, 2002 and 2001, respectively, which were offset by securitization gains during the periods. An additional $1.0 million of unrealized losses on interest rate swap contracts in the first quarter of fiscal 2003 were offset by unrealized increases in the fair value of items hedged. The losses recorded in the first quarter of fiscal 2003 were recorded as liabilities on our balance sheet as of September 30, 2002 and the losses recorded in the first quarter of fiscal 2002 were settled in cash during the period. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged.

         There were no derivative contracts accounted for as hedges at September 30, 2001 or June 30, 2002. Outstanding interest rate swap contracts by items hedged and associated unrealized losses as of September 30, 2002 were as follows (in thousands):

         Interest rate swap contracts (in thousands):

                                         Notional             Unrealized
             Item Hedged                  Amount                 Loss
             -----------                 --------             ----------

Loans available for sale............     $37,661                 $455
Mortgage conduit facility assets....      42,339                  512
                                         -------                 ----
Total..............................      $80,000                 $967
                                         =======                 ====

         The sensitivity of the interest rate swap contracts held as of September 30, 2002 to a 0.1% change in market interest rates is $0.3 million.

Trading activity

         Generally, we do not enter into derivative financial instrument contracts for trading purposes. However, we have entered into derivative financial instrument contracts which we have not designated as hedges in accordance with accounting principles generally accepted in the United States of America and were therefore accounted for as trading assets or liabilities. During the three months ended September 30, 2002, we used interest rate swap contracts to protect the future securitization spreads on loans in our pipeline. Loans in the pipeline represent loan applications for which we are in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments. We believed there was a greater chance that market interest rates we would obtain on the subsequent securitization of these loans would increase rather than decline, and chose to protect the spread we could earn in the event of rising rates. However due to a decline in market interest rates during the period the contracts were in place, during the three months ended September 30, 2002, $2.5 million in losses on derivative financial instruments classified as trading were recorded. These losses are recorded as liabilities on our balance sheet at the end of the period.

         In addition, we had a derivative financial instrument in place that was designed to reduce our exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The structure of certain securitization trusts includes a floating interest rate certificate based on one-month LIBOR plus an interest rate spread. Floating interest rate certificates in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders. In order to manage this exposure we have entered into an interest rate swap agreement to lock in a fixed interest rate on our third quarter fiscal 2002 securitization's variable rate certificate. The swap agreement requires a net cash settlement on a monthly basis of the difference between the fixed interest rate on the swap and the LIBOR paid on the certificates. The fair value of this swap agreement is based on estimated market values for the sale of the contract provided by a third party. For the three months ended September 30, 2002, we recorded $0.7 million in losses on this swap contract due to decreases in the interest rate swap yield curve. Of the total losses recognized during the period, $0.4 million are unrealized losses representing the net change in the fair value of the contract for the three months ended September 30, 2002 and $0.3 million are cash losses. The total accumulated net unrealized loss of $0.9 million is included in other liabilities. Our interest-only strips are held as available for sale securities and therefore changes in the fair value of the interest-only strips are recorded as a component of equity unless the fair value of the interest-only strips falls below its cost basis, which would require a write down through current period income.

         Terms of the interest rate swap agreement at September 30, 2002 were as follows (dollars in thousands):

Notional amount...............................................    $     92,762
Rate received - Floating (a)..................................           1.80%
Rate paid - Fixed.............................................           2.89%
Maturity date.................................................      April 2004
Unrealized loss...............................................    $        878
Sensitivity to 0.1% change in interest rates..................    $         85

----------------------------
(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.

         Derivative transactions are measured in terms of a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but is only used as a basis to determine fair value, which is recorded on the balance sheet and to determine interest and other payments between the counterparties. Our exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. We attempt to manage this exposure by limiting our derivative financial instruments to those traded on major exchanges and where our counterparties are major financial institutions. At September 30, 2002, we held no derivative financial instruments in a gain position.

         In the future, we may expand the types of derivative financial instruments we use to hedge interest rate risk to include other types of derivative contracts. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. Hedging involves transaction and other costs that could increase as the period covered by the hedging protection increases. Although it is expected that such costs would be offset by income realized from securitizations in that period or in future periods, we may be prevented from effectively hedging fixed interest rate loans held for sale without reducing income in current or future periods. In addition, while Eurodollar rates, interest rate swap yield curves and the pass-through interest rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions (e.g., the so-called Russian Crisis in the later part of 1998).

Liquidity and Capital Resources

         Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash needs. We have used a substantial portion of our funding sources to build our managed portfolio and investments in securitization residual assets with the expectation that they will generate sufficient cash flows in the future to cover our operating requirements, including repayment of maturing subordinated debt. Our cash needs change as the managed portfolio grows, as our interest-only strips grow and release more cash, as subordinated debt matures, as operating expenses change and as revenues increase. Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our cash requirements include funding loan originations and capital expenditures, repaying existing subordinated debt, paying interest expense and operating expenses, and in connection with our securitizations, funding overcollateralization requirements and servicer obligations. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated).

         Following is a summary of future payments on our contractual obligations as of September 30, 2002 (in thousands):

                                                    Less than        1 to 3          4 to 5        After
Obligation                             Total          1 year         years           years        5 years
-------------------------------        -----        ---------       --------        --------     ---------
Subordinated debt..............      $ 669,691      $ 386,230      $ 229,753      $ 26,287       $ 27,421
Accrued interest - subordinated
   debt (a) ...................         45,401         26,598         12,694         2,855          3,254
Warehouse and operating lines
   of credit...................          9,467          9,467             --            --             --
Capitalized lease (b)..........          1,174            375            751            48             --
Operating leases...............          5,275          3,881          1,133           223             38
                                     ---------      ---------      ---------      --------       --------
Total obligations..............      $ 731,008      $ 426,551      $ 244,331      $ 29,413       $ 30,713
                                     =========      =========      =========      ========       ========

(a) This table reflects interest payment terms elected by subordinated debt holders as of September 30, 2002. In accordance with the terms of the subordinated debt offering, subordinated debt holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(b)  Amounts include principal and interest.

         The following discussion of liquidity and capital resources should be read in conjunction with the discussion of the Application of Critical Accounting Policies.

         When loans are sold through a securitization, we retain the rights to service the loans. As the servicer of securitized loans we are obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in a trust's collection account, then from our operating cash if there are insufficient funds in a trust's collection account. These advances, including those made from a trust's collection account, which if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on balance sheet. However, these advances have priority of repayment from the succeeding month's mortgage loan payments to the applicable trust.

         While we are under no obligation to do so, at times we elect to repurchase delinquent loans from the securitization trusts, some of which may be in foreclosure. We elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery and to avoid temporary discontinuations of residual or stepdown overcollateralization cash flow from securitization trusts. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses for these repurchased loans is included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 140 or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited by contract. See " -- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of our repurchase activity.

         Cash flow from operations, the issuance of subordinated debt and lines of credit fund our operating cash needs. Loan originations are funded through borrowings against warehouse credit facilities and sales into an off-balance sheet facility. Each funding source is described in more detail below.

         Cash flow from operations. One of our corporate goals is to achieve positive cash flow from operations. However, we cannot assure you that we will achieve our projections regarding declining negative cash flow or positive cash flow from operations. The achievement of this goal is dependent on our ability to:

         o Manage levels of securitizations to maximize cash flows received at closing and subsequently from interest-only strips and servicing rights;
         o Continue to grow a portfolio of mortgage loans which will generate income and cash flows through our servicing activities and the residual interests we hold in the securitized loans;
         o Build on our established approaches to underwriting loans, servicing and collecting loans and managing credit risks in order to control delinquency and losses;
         o Continue to invest in technology and other efficiencies to reduce per unit costs in our loan originations and servicing process; and
         o    Control overall expense increases.

         Our cash flow from operations is negatively impacted by a number of factors. The growth of our loan originations negatively impacts our cash flow from operations because we must bear the expenses of the origination, but generally do not recover the cash outflow from these expenses until we securitize or sell the underlying loans. With respect to loans securitized, we may be required to wait more than one year to begin recovering the cash outflow from loan origination expenses through cash inflows from our residual assets retained in securitization. A second factor, which negatively impacts our cash flow, is an increase in market interest rates. If market interest rates increase, the interest rates that investors demand on the certificates issued by securitization trusts will also increase. The increase in interest rates paid to investors reduces the cash we will receive from our interest-only strips. Although we may have the ability in a rising interest rate market to charge higher loan interest rates to our borrowers, competition, laws and regulations and other factors may limit or delay our ability to do so.

         Even though our loan origination and servicing operations have expanded during the first quarter of fiscal 2003, negative cash flow from operations decreased $10.9 million, or 56.0%, for the three months ended September 30, 2002 from the three months ended September 30, 2001. Cash flow from operations for the three months ended September 30, 2002 was a negative $8.5 million compared to negative $19.4 million in the first quarter of fiscal 2002. Although we expect negative cash flow from operations to continue in the foreseeable future, our goal is to continue to reduce our negative cash flow from operations from historical levels and then we expect that our cash flow from operations will become positive. However, negative cash flow from operations in the current fiscal year may increase from fiscal 2002 levels because due to the nature of our operations, we generally expect the level of cash flow from operations to fluctuate.

         The decline in negative cash flow from operations for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, has been achieved through a combination of items. In addition to our focus on controlling overall expense increases and realizing efficiencies from our investments in systems and technology (most significantly in our loan origination areas), the improvement of our cash flow from operations was attributable to two significant factors. First, the cash flow we received from our interest-only strips grew by $9.5 million in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 due to increases in our securitized portfolio of loans which continued to grow and previous securitizations began to provide us with additional residual cash and overcollateralization cash. Second, due to increases in interest rate spreads received in our securitizations beginning in fiscal 2002 and continuing into the first quarter of fiscal 2003, we were able to structure our securitization transactions to provide cash at the closing of the securitization through the sale of trust certificates to investors at a premium or through the sale of notional bonds. In the first quarter of fiscal 2003, we received $14.9 million of cash at the closing of our securitizations from the sale of notional bonds compared to $6.0 million in the first quarter of fiscal 2002 through the sale of trust certificates at a premium. We do not expect to be able to maintain the levels of cash we received at the closing of the fiscal 2003 securitization unless market interest rates remain at, or near, the levels noted in the first quarter of fiscal 2003, the market is willing to accept the structure and we can maintain the interest rate spreads achieved in the fiscal 2003 securitization. Although negative cash flow from operations in future periods may increase from the level experienced in the first quarter of fiscal 2003, we believe that if our business projections prove accurate, negative cash flow will decline and we will ultimately achieve positive cash flow from operations in the future.

         As was previously discussed, during the three months ended September 30, 2002, our actual prepayment experience on our managed portfolio was generally higher than our average historical levels for prepayments. Prepayments result in decreases in the size of our managed portfolio and decreases in the expected future cash flows to us from our interest-only strips and servicing rights. However, due to the favorable interest rate spreads, favorable overcollateralization requirements and levels of cash received at closing on our more recent securitizations we do not believe our recent increase in prepayment experience will have a significant impact on our expected cash flows from operations in the future.

         Credit facilities. Borrowings against warehouse credit facilities represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by the loans we pledge to the lender. These credit facilities provide the primary funding source for loan originations. The ultimate sale of the loans through securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. We also have a committed mortgage conduit facility, which enables us to sell our loans into an off-balance sheet facility. In addition, we have the availability of revolving credit facilities, which may be used to fund our operations. These credit facilities are generally extended for a one-year term before the renewal of the facility must be re-approved by the lender. We periodically review our expected future credit needs and negotiate credit commitments for those needs as well as excess capacity in order to allow us flexibility in the timing of the securitization of our loans.

         The following is a description of the warehouse and operating lines of credit and mortgage conduit facilities which were available to us at September 30, 2002 (in thousands):

                                                                                                             Amount
                                                                                            Amount        Utilized Off-
                                                                             Facility     Utilized On-       Balance
                                                                              Amount      Balance Sheet       Sheet
                                                                            ---------     -------------   -------------
Revolving credit  and conduit facilities:
   Mortgage conduit facility, expiring July 2003 (a).................      $   300,000     $      Na        $  51,171
   Warehouse revolving line of credit, expiring November 2002 (b)....          200,000           204               Na
   Warehouse revolving line of credit, expiring March 2003 (c) ......          100,000            --               Na
   Warehouse and operating revolving line of credit, expiring
     December 2002 (d)...............................................           50,000         8,203               Na
   Warehouse revolving line of credit, expiring October 2003 (e).....           25,000         1,060               Na
   Operating revolving line of credit, expiring January 2003 (f).....            1,200            --               Na
                                                                           -----------     ---------        ---------
Total revolving credit facilities....................................          676,200         9,467           51,171
Other facilities:
   Commercial paper conduit for lease production, maturity
     matches underlying leases (g)...................................            1,412         1,198              214
   Capitalized leases, maturing January 2006 (h).....................            1,022         1,022               Na
                                                                           -----------     ---------        ---------
Total credit facilities..............................................      $   678,634     $  11,687        $  51,385
                                                                           ===========     =========        =========

----------------------------
Na - not applicable for facility

(a) $300.0 million mortgage conduit facility. The facility provides for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "-- Application of Critical Accounting Policies" for further discussion of the off-balance sheet features of this facility.

(b) $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of the facility is continuously committed for the term of the facility with the remaining $100.0 million available at Credit Suisse's discretion. The interest rate on the facility is based on one-month LIBOR plus a margin. Advances under this facility are collateralized by pledged loans. We are currently renegotiating this credit facility. We can make no assurances that this credit facility will be extended, or if extended, will be on the same terms as described above.

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

(d) $50.0 million warehouse and operating credit facility with JP Morgan Chase Bank. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans, REO, and advances to securitization trusts. Advances on this line for general operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trusts 1997-2 and 1998-3. We are currently renegotiating this credit facility. We can make no assurances that this credit facility will be extended, or if extended, will be on the same terms as described above.

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

(h) Capitalized leases, imputed interest rate of 8.0%, collateralized by computer equipment.

         The warehouse credit agreements require that we maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits that we must meet as a condition to drawing on that particular line of credit. At September 30, 2002, we were in compliance with the terms of all financial covenants. Some of our financial covenants have minimal flexibility and we cannot say with certainty that we will continue to comply with the terms of all debt covenants. If we do not comply with the debt covenants in one of our credit facilities, we can utilize excess capacity in our other credit facilities for loan funding, request a waiver from our lender or request a renegotiation of the terms of the agreement in order to allow us to continue to draw down on the facility. There can be no assurance that a waiver or modification of terms would be granted us should one be requested in the future.

         Subordinated debt securities. The issuance of subordinated debt funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund growth and to partially fund maturities of subordinated debt. In addition, at times we may elect to utilize proceeds from the issuance of subordinated debt to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During the first quarter of fiscal 2003, we sold $14.0 million in subordinated debt, net of redemptions compared to $44.3 million in the first quarter of fiscal 2002. The reduction in the level of subordinated debt sold was a result of our focus on becoming cash flow positive and reducing our reliance on subordinated debt.

         We registered $325.0 million of subordinated debt under a registration statement, which was declared effective by the Securities and Exchange Commission on October 16, 2001. Of the $325.0 million, $24.1 million of this debt was available for future issuance at September 30, 2002. Subsequent to September 30, 2002, an additional $8.6 million of debt was issued. Under a registration statement declared effective by the Securities and Exchange Commission on October 3, 2002, we registered an additional $315.0 million of subordinated debt.

         We intend to meet our obligation to repay such debt and interest as it matures with cash flow from operations, cash flows from interest-only strips and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations. Our unrestricted cash balances are sufficient to cover approximately 22.6% of the $412.8 million of subordinated debt and accrued interest maturities due within one year. Unrestricted cash balances were $93.3 million at September 30, 2002, compared to $99.6 million at June 30, 2002 and $98.8 million at September 30, 2001.

         The current low interest rate environment has provided an opportunity to reduce the interest rates offered on our subordinated debt. The weighted-average interest rate of our subordinated debt issued in the month of September 2002 was 7.88%, compared to debt issued in September 2001, which had a weighted-average interest rate of 8.74%. Debt issued at our peak rate, which was in February 2001, was at a rate of 11.85%. Our ability to further decrease the rates offered on subordinated debt, or maintain the current rates, depends on market interest rates and competitive factors among other circumstances. The weighted average remaining maturity of our subordinated debt has decreased from 18 months at September 2001 to 17 months at September 2002. This decrease is a result of the reduction in the level of subordinated debt sold as related to our focus on becoming cash flow positive from operations and our reduced reliance on subordinated debt.

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

         As of September 30, 2002 and June 30, 2002, there are loans with an aggregate principal balance of $3.1 billion and $2.9 billion in 23 and 22 separate off-balance sheet entities which have $2.9 billion and $2.8 billion in investor certificates outstanding, respectively. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and are not required to make any additional investments in the trusts. See "-- Securitizations -- Summary of Selected Mortgage Loan Securitization Trust Information" for detail of the composition of each securitization trust.

         Other liquidity considerations. The Board of Directors has approved an amendment to the Amended and Restated Certificate of Incorporation, which provides for an increase in the number of authorized shares of preferred stock from the 1.0 million shares currently authorized, to 3.0 million shares subject to the approval of stockholders. The Board of Directors has discretion with respect to designating and establishing the terms of each series of preferred stock prior to issuance.

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

         Our June 2002 and September 2002 securitizations were structured as senior / subordinated certificate structures which provide credit enhancement for senior certificates by the subordinated certificates. This structure provided us with lower overcollateralization requirements among other benefits. We were notified by a rating agency that we did not qualify as a select servicer in connection with the September 2002 securitization due to some of the financial requirements of such rating agency and were required to enter into an agreement with an alternate servicer who would, among other responsibilities, assume our responsibilities for servicing that securitization trust's loans should we be unable to fulfill our servicing obligations. While we currently believe we qualify as a select servicer with respect to the December 2002 securitization, if we do not qualify as a select servicer for the December 2002 securitization or in connection with future securitizations, due to financial requirements or other factors and we desire to enter into such securitizations structured as senior / subordinated certificate transactions, we would be required to enter into an agreement with an alternate servicer who would, among other responsibilities, assume our responsibilities for servicing that securitization trust's loans should we be unable to fulfill our servicing obligations. We do not anticipate that this servicing agreement requirement would limit our ability to structure future securitizations as a senior / subordinated structure or that the additional cost to structure such securitizations would be material. Additionally, other structures could be available to us including an insured structure, which was the structure of our securitizations from 1996 to March of 2002.

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

         We employ members of the immediate family of some of our directors and executive officers in various positions. We believe that the salaries we pay these individuals are competitive with salaries paid to other employees in similar positions in our organization and in our industry.

         We are involved in a transaction with Lanard & Axilbund, Inc., a real estate brokerage and management firm in which our Director, Mr. Sussman, is a partner, related to our possible lease of new office space. As a result of this transaction, with Lanard & Axilbund, Inc. will receive a commission from the owner of the building to be leased by the Company. We believe that any commission to be received by Lanard & Axilbund, Inc. as a result of this transaction will be consistent with market and industry standards.

         Additionally, we have business relationships with other related parties, including family members of directors and officers, through which we have purchased appraisal services, office equipment and real estate advisory services. None of our related party transactions, individually or collectively, are material to our results of operations.

Recent Accounting Pronouncements

         Set forth below is a proposed accounting pronouncements that may have a future effect on operations. The following description should be read in conjunction with the significant accounting policies, which have been adopted that are set forth in Note 1 of the notes to the June 30, 2002 consolidated financial statements.

         In June 2002, the FASB issued a proposed interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." The proposal provides guidance on consolidation by a business enterprise of special purpose entities, referred to as an SPE. The proposal defines the primary beneficiary of an SPE as a business enterprise that has a controlling financial interest in the SPE. The proposal requires that the primary beneficiary of an SPE consolidate an SPE's assets, liabilities and results of the activities of the SPE in their financial statements and provide certain disclosures regarding both consolidated and unconsolidated SPEs. SPEs whose structures effectively disburse risk would not be required to be consolidated by any party. Although we use SPEs extensively in our loan securitization activities, the proposal, if adopted as proposed, will not affect our current consolidation policies for SPEs. The proposed interpretation does not change the guidance incorporated in SFAS No. 140 which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. The proposal as currently contemplated will therefore have no effect on our financial condition or results of operations and would not be expected to effect it in the future.

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

         We are currently negotiating a lease for office space for our corporate headquarters to replace our lease which expires in July 2003.

Availability of Reports

         We make our annual and quarterly reports and other filings with the SEC available free of charge on our web site, www.abfsonline.com, as soon as reasonably practicable after filing with the SEC. We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

                           Stephen M. Giroux, Esquire
                   American Business Financial Services, Inc.
                            BalaPointe Office Centre
                           111 Presidential Boulevard
                              Bala Cynwyd, PA 19004
                                 (610) 668-2440

         The information on the web sites listed above, is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. These web sites are and are only intended to be inactive textual references.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

Item 4. Controls and Procedures

         Quarterly evaluation of Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

         Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls and/or our internal controls and procedures for financial reporting ("Internal Controls") will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints on financial resources, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to our Company during the period when the Company's periodic reports are being prepared.

         In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

         On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The plaintiff alleges that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. The plaintiff seeks restitution, compensatory and punitive damages and attorney's fees and costs, in unspecified amounts. We believe that our imposition of this fee is permissible under applicable law and we are vigorously defending the case.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K


Exhibits

  Exhibit
  Number                              Description
-----------    --------------------------------------------------------------

  10.1 Agreement with Lanard & Axilbund, Inc. Dated December 1, 2000 related to the leasing of office space at 1 Presidential Blvd, Bala Cynwyd, PA.

  99.1         Chief Executive Officer's Certificate

  99.2         Chief Financial Officer's Certificate


Reports on Form 8-K -

Form 8-K filed on August 5, 2002 regarding the company's June 30, 2002 financial results.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE:    November 13, 2002            By: /s/ Albert W. Mandia
         -----------------               ---------------------------------------
                                         Albert W. Mandia
                                         Executive Vice President and Chief
                                         Financial Officer

CERTIFICATIONS

I, Anthony J. Santilli, certify that:

1. I have reviewed the quarterly report on Form 10-Q of American Business Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002       /s/ Anthony J. Santilli
                                -----------------------------------------------
                                Anthony J. Santilli
                                Chairman, President, Chief Executive Officer, Chief Operating Officer, and Director (principal executive officer)



I, Albert W. Mandia, certify that:

1. I have reviewed the quarterly report on Form 10-Q of American Business Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002             /s/ Albert W. Mandia
                                    --------------------------------------------
                                    Albert W. Mandia
                                    Executive Vice President and
                                    Chief Financial Officer (principal financial
                                    officer)

                                  EXHIBIT INDEX

  Exhibit
   Number                           Description
 ---------     --------------------------------------------------------------

  10.1 Agreement with Lanard & Axilbund, Inc. Dated December 1, 2000 related to the leasing of office space at 1 Presidential Blvd, Bala Cynwyd, PA.

  99.1         Chief Executive Officer's Certificate

  99.2         Chief Financial Officer's Certificate