Form 10-Q
period 2002-12-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2003-02-14
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
    For the quarterly period ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _________ to ___________

                          Commission File No. 000-22474

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

         The number of shares outstanding of the Registrant's sole class of common stock as of February 11, 2003 was 2,938,764 shares.

                             American Business Financial Services, Inc. and Subsidiaries

                                                        INDEX

                                                                                                               Page
                                                                                                               ----
PART I            FINANCIAL INFORMATION

Item 1. Financial Information

Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002............................................1
Consolidated Statements of Income for the three and six months ended December 31, 2002 and 2001..................2
Consolidated Statement of Stockholders' Equity for the six months ended December 31, 2002........................3
Consolidated Statements of Cash Flow for the six months ended December 31, 2002 and 2001.........................4
Notes to Consolidated Financial Statements.......................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................20
Item 3.  Quantitative and Qualitative Disclosure about Market Risk..............................................69
Item 4.  Controls and Procedures................................................................................69


PART II           OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................70
Item 2.  Changes in Securities..................................................................................71
Item 3.  Defaults Upon Senior Securities........................................................................71
Item 4.  Submission of Matters to a Vote of Security Holders....................................................71
Item 5.  Other Information......................................................................................72
Item 6.  Exhibits and Reports on Form 8-K.......................................................................72

Part I  FINANCIAL INFORMATION
Item 1. Financial Information

                      American Business Financial Services, Inc. and Subsidiaries
                                      Consolidated Balance Sheets
                                        (dollars in thousands)

                                                                         December 31,        June 30,
                                                                             2002              2002
                                                                           ---------         --------
                                                                          (Unaudited)         (Note)
Assets
Cash and cash equivalents                                                  $ 86,164          $108,599
Loan and lease receivables, net
    Available for sale                                                       76,613            61,650
    Interest and fees                                                        13,027            12,292
Interest-only strips (includes the fair value of overcollateralization related cash flows of $270,268 and $236,629 at December 31, 2002
    and June 30, 2002)                                                      579,604           512,611
Servicing rights                                                            130,623           125,288
Receivable for sold loans                                                     1,178             5,055
Prepaid expenses                                                              3,324             3,640
Property and equipment, net                                                  17,569            18,446
Other assets                                                                 33,591            28,794
                                                                           --------          --------
Total assets                                                               $941,693          $876,375
                                                                           ========          ========

Liabilities
Subordinated debt                                                          $692,495          $655,720
Warehouse lines and other notes payable                                      11,016             8,486
Accrued interest payable                                                     46,778            43,069
Accounts payable and accrued expenses                                        18,538            13,690
Deferred income taxes                                                        38,701            35,124
Other liabilities                                                            57,773            50,908
                                                                           --------          --------
Total liabilities                                                           865,301           806,997
                                                                           --------          --------

Stockholders' equity
Preferred stock, par value $.001, authorized, 3,000,000 shares at
    December 31, 2002 and 1,000,000 shares at June 30, 2002, issued and
    outstanding, none                                                             -                 -
Common stock, par value $.001, authorized, 9,000,000 shares, issued:
    3,653,037 shares at December 31, 2002 and 3,645,192 shares at June
    30, 2002 (including Treasury shares of 714,273 at December 31, 2002
    and 801,823 at June 30, 2002)                                                 4                 4
Additional paid-in capital                                                   23,985            23,985
Accumulated other comprehensive income                                       14,602            11,479
Retained earnings                                                            47,467            47,968
Treasury stock, at cost                                                      (9,066)          (13,458)
                                                                           --------          --------
                                                                             76,992            69,978
Note receivable                                                                (600)             (600)
                                                                           --------          --------
Total stockholders' equity                                                   76,392            69,378
                                                                           --------          --------
Total liabilities and stockholders' equity                                 $941,693          $876,375
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

                                 American Business Financial Services, Inc. and Subsidiaries
                                              Consolidated Statements of Income
                                        (amounts in thousands except per share data)
                                                         (unaudited)

                                                             Three Months Ended                    Six Months Ended
                                                                  December 31,                         December 31,
                                                     -----------------------------------   --------------------------------
                                                            2002              2001              2002               2001
                                                     ------------------  ---------------   ---------------    -------------
Revenues
Gain on sale of loans                                $           57,879  $        44,563   $       115,890    $      79,919
Interest and fees                                                 4,593            5,526             8,761           11,467
Interest accretion on interest-only strips                       11,500            8,646            22,247           16,382
Servicing income                                                    644            1,298             2,181            2,934
Other income                                                          2                1                 6                4
                                                     ------------------  ---------------   ---------------    -------------

Total revenues                                                   74,618           60,034           149,085          110,706
                                                     ------------------  ---------------   ---------------    -------------

Expenses
Interest                                                         17,150           17,293            34,233           34,276
Provision for credit losses                                       1,436            1,270             2,974            2,706
Employee related costs                                           10,972            8,662            20,547           16,486
Sales and marketing                                               6,485            6,375            13,173           12,439
General and administrative                                       24,368           17,748            48,733           33,765
Securitization assets valuation adjustment                       10,568            4,462            22,646            4,462
                                                     ------------------  ---------------   ---------------    -------------

Total expenses                                                   70,979           55,810           142,306          104,134
                                                     ------------------  ---------------   ---------------    -------------

Income before provision for income taxes                          3,639            4,224             6,779            6,572

Provision for income taxes                                        1,528            1,774             2,847            2,760
                                                     ------------------  ---------------   ---------------    -------------

Net Income                                           $            2,111  $         2,450   $         3,932    $       3,812
                                                     ==================  ===============   ===============    =============

Earnings per common share:
   Basic                                             $             0.72  $          0.87   $          1.36    $        1.30
                                                     ==================  ===============   ===============    =============
   Diluted                                           $             0.69  $          0.79   $          1.30    $        1.19
                                                     ==================  ===============   ===============    =============

Average common shares:
   Basic                                                          2,932            2,844             2,894            2,934
                                                     ==================  ===============   ===============    =============
   Diluted                                                        3,044            3,119             3,014            3,189
                                                     ==================  ===============   ===============    =============

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


                                          Common Stock
                                      --------------------
                                                                         Accumulated
                                       Number of            Additional     Other                                         Total
For the six months ended                Shares                Paid-In   Comprehensive  Retained   Treasury    Note    Stockholders'
December 31, 2002:                    Outstanding   Amount    Capital       Income     Earnings    Stock    Receivable   Equity
                                      -----------   ------  ---------   -------------  --------   --------  ---------- ------------
Balance June 30, 2002                      2,844    $    4    $23,985      $11,479     $47,968    $(13,458)   $(600)     $69,378

Comprehensive income:
  Net income                                  --        --         --           --       3,932          --       --        3,932

  Net unrealized gain on
   interest-only strips                       --        --         --        3,123          --          --       --        3,123
                                      ----------    ------    -------      -------     -------    --------    -----      -------

Total comprehensive income                    --        --         --        3,123       3,932          --       --        7,055

Exercise of non-employee stock
 options                                      57        --         --           --        (569)        619       --           50
Shares issued to employees                    38        --         --           --        (119)        492       --          373
Stock dividend (10% of outstanding
 shares)                                      --        --         --           --      (3,281)      3,281       --           --
Cash dividends ($0.16 per share)              --        --         --           --        (464)         --       --         (464)
                                      ----------    ------    -------      -------     -------    --------    -----      -------
Balance December 31, 2002                  2,939    $    4    $23,985      $14,602     $47,467    $ (9,066)   $(600)     $76,392
                                      ==========    ======    =======      =======     =======    ========    =====      =======

See accompanying notes to consolidated financial statements.


                          American Business Financial Services, Inc. and Subsidiaries
                                      Consolidated Statements of Cash Flow
                                                 (in thousands)
                                                  (unaudited)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                          ------------------------------------
                                                                               2002                   2001
                                                                          -------------------     ------------
Cash flows from operating activities
Net income                                                                $       3,932           $      3,812
Adjustments to reconcile net income to net cash used in operating activities:
       Gain on sales of loans                                                  (115,890)               (79,919)
       Depreciation and amortization                                             24,336                 19,255
       Interest accretion on interest-only strips                               (22,247)               (16,382)
       Securitization assets valuation adjustment                                22,646                  4,462
       Provision for credit losses                                                2,974                  2,706
Loans originated for sale                                                      (806,144)              (696,470)
Proceeds from sale of loans                                                     796,441                681,706
Principal payments on loans and leases                                            7,051                  5,587
(Increase) decrease in accrued interest and fees on loan and lease
    receivables                                                                    (735)                 2,737
Purchase of initial overcollateralization on securitized loans                   (3,800)                     -
Required purchase of additional overcollateralization on securitized
    loans                                                                       (37,680)               (26,245)
Cash flow from interest-only strips                                              72,858                 48,894
Decrease in prepaid expenses                                                        316                     60
Increase in accrued interest payable                                              3,709                  8,985
Increase (decrease) in accounts payable and accrued expenses                      5,223                 (1,855)
Accrued interest payable reinvested in subordinated debt                         16,911                 11,915
(Decrease) increase in deferred income taxes                                       (785)                 2,668
Decrease in loans in process                                                     (6,941)                (5,780)
Other, net                                                                       (3,466)                (2,269)
                                                                          ------------------------------------
Net cash used in operating activities                                           (41,291)               (36,133)
                                                                          ------------------------------------

Cash flows from investing activities
Purchase of property and equipment, net                                          (1,527)                (2,225)
Principal receipts and maturity of investments                                       16                     14
                                                                          ------------------------------------
Net cash used in investing activities                                            (1,511)                (2,211)
                                                                          ------------------------------------

                         American Business Financial Services, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flow (continued)
                                                (in thousands)
                                                 (unaudited)



                                                                                 Six Months Ended
                                                                                   December 31,
                                                                        ------------------------------------
                                                                             2002                 2001
                                                                        -------------         --------------
Cash flows from financing activities
Proceeds from issuance of subordinated debt                             $      89,793         $      123,092
Redemptions of subordinated debt                                              (69,929)               (61,018)
Net borrowings on revolving lines of credit                                     3,164                  5,634
Principal payments on lease funding facility                                   (1,575)                (1,370)
Principal payments under capital lease obligations                                (65)                     -
Net repayments of other notes payable                                               -                   (156)
Financing costs incurred                                                         (605)                (1,301)
Exercise of employee stock options                                                 (2)                     -
Exercise of non-employee stock options                                             50                      -
Cash dividends paid                                                              (464)                  (421)
Repurchase of treasury stock                                                        -                 (5,652)
                                                                        ------------------------------------
Net cash provided by financing activities                                      20,367                 58,808
                                                                        ------------------------------------

Net (decrease) increase in cash and cash equivalents                          (22,435)                20,464
Cash and cash equivalents at beginning of year                                108,599                 91,092
                                                                        ------------------------------------
Cash and cash equivalents at end of year                                $      86,164         $      111,556
                                                                        ====================================

Supplemental disclosures:
Noncash transaction recorded for capitalized lease agreement:
       Increase in property and equipment                               $      (1,006)        $            -
       Increase in warehouse lines and other notes payable              $       1,006         $            -

Cash paid during the period for:
       Interest                                                         $      13,614         $       13,499
       Income taxes                                                     $         734         $          601

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002

1. Basis of Financial Statement Presentation

American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a diversified financial services organization operating predominantly in the eastern and central portions of the United States. The Company originates, sells and services business purpose loans and home equity loans through its principal direct and indirect subsidiaries. The Company also processes and purchases home equity loans from other financial institutions through the Bank Alliance Program.

The Company's loans primarily consist of fixed interest rate loans secured by first or second mortgages on single family residences. The Company's customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to its products and services. The Company originates loans through a combination of channels including a national processing center located at a centralized operating office in Bala Cynwyd, Pennsylvania, a regional processing center in Roseland, New Jersey and several retail branch offices. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, the Company's operations (including repurchases of delinquent assets from securitization trusts), investments in systems and technology and for general corporate purposes.

Effective December 31, 1999 the Company de-emphasized and subsequent to that date, discontinued the equipment leasing origination business but continues to service the remaining portfolio of leases.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

1. Basis of Financial Statement Presentation (continued)

In December 2002, the Company's shareholders approved an increase in the number of shares of authorized preferred stock from 1.0 million shares to 3.0 million shares. The preferred shares may be used to raise equity capital, redeem outstanding debt or acquire other companies, although no such acquisitions are currently contemplated. The Board of Directors has discretion with respect to designating and establishing the terms of each series of preferred stock prior to issuance.

Certain prior period financial statement balances have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on the Company's financial condition or results of operations. The Company will adopt the new standard related to disclosure in the interim period beginning January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The Interpretation provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the Interpretation. Special purpose entities are one type of entity, which under certain circumstances may qualify as a variable interest entity. Although the Company uses unconsolidated special purpose entities ("SPEs") extensively in its loan securitization activities, the Interpretation will not affect the Company's current consolidation policies for SPEs as the Interpretation does not change the guidance incorporated in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. The Interpretation will therefore have no effect on the Company's financial condition or results of operations and would not be expected to affect it in the future.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002


1. Basis of Financial Statement Presentation (continued)

Restricted Cash Balances

The Company held restricted cash balances of $9.4 million and $9.0 million related to borrower escrow accounts at December 31, 2002 and June 30, 2002, respectively, and $2.0 million at December 31, 2002 related to deposits for future settlement of interest rate swap contracts.

2. Loan and Lease Receivables

Loan and lease receivables - available for sale were comprised of the following (in thousands):

                                                                   December 31,             June 30,
                                                                       2002                   2002
                                                                ----------------     ---------------
   Real estate secured loans                                    $         54,378     $        48,116
   Leases, net of unearned income of $1,106 and $668                       7,502               8,211
                                                                ----------------     ---------------
                                                                          61,880              56,327

   Less: allowance for credit losses on loan and lease
         receivables available for sale                                    3,581               3,705
                                                                ----------------     ---------------
                                                                          58,299              52,622
   Receivable for securitized loans                                       18,314               9,028
                                                                ----------------     ---------------

                                                                $         76,613     $        61,650
                                                                ================     ===============

In accordance with the Company's securitization agreements, the Company has the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. In accordance with the provisions of SFAS No. 140, the Company has recorded an obligation for the repurchase of loans subject to these removal of accounts provisions, whether or not the Company plans to repurchase the loans. The obligation for the loans' purchase price is recorded in Other liabilities. A corresponding receivable is recorded at the lower of the loans' cost basis or fair value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Credit Losses" for more detail of removal of accounts provisions for securitized loans.

Real estate secured loans have contractual maturities of up to 30 years.

At December 31, 2002 and June 30, 2002, the accrual of interest income was suspended on real estate secured loans of $9.9 million and $7.0 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans in the amount of $2.8 million and $2.9 million at December 31, 2002 and June 30, 2002, respectively.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002




3. Interest-Only Strips

Activity for interest-only strip receivables for the six months ended December 31, 2002 and 2001 were as follows (in thousands):

                                                                       December 31,
                                                                 2002               2001
                                                         ------------------------------
        Balance at beginning of period                   $     512,611         $398,519
        Initial recognition of interest-only strips,
          including initial overcollateralization of
          $3.8 million and $0                                   94,182           72,307
        Cash flow from interest-only strips                    (72,858)         (48,894)
        Required purchases of additional
          overcollateralization                                 37,680           26,245
        Interest accretion                                      22,247           16,382
        Termination of lease securitization (a)                 (1,741)               -
        Net temporary adjustments to fair value (b)              7,485              504
        Other than temporary fair value adjustment (b)         (20,002)          (4,462)
                                                         ------------------------------
        Balance at end of period                         $     579,604         $460,601
                                                         ==============================

        (a) Reflects release of lease collateral from a lease securitization trust which was terminated in accordance with the trust documents after the full payout of trust note certificates. Lease receivables of $1.6 million were recorded on the balance sheet as a result of the termination.
        (b) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

Interest-only strips include overcollateralization balances that represent the excess of the principal balance of loans in a securitized pool over investor interests that are established to provide credit enhancement to investors in securitization trusts. At December 31, 2002 and 2001, the fair value of overcollateralization related cash flows were $270.3 million and $209.3 million, respectively.

After a two-year period during which management's estimates required no valuation adjustments to its interest-only strips and servicing rights, declining interest rates and high prepayment rates over the last five quarters have required revisions to management's estimates of the value of these retained interests. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter the Company increased the prepayment rate assumptions used to value its securitization assets. However, because the Company's prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuous declines in interest rates during this period to 40-year lows, the Company's prepayment experience exceeded even its revised assumptions. As a result, over the last five quarters the Company has recorded cumulative write downs to its interest-only strips in the aggregate amount of $74.6 million and an adjustment to the value of servicing rights of $2.6 million, for total adjustments of $77.2 million

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002




3. Interest-Only Strips (continued)

mainly due to its prepayment experience. Of this amount, $44.7 million was expensed through the income statement and $32.5 million resulted in a charge against other comprehensive income, a component of stockholders' equity.

The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. The Company had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, the Company had utilized derivative financial instruments to manage interest rate risk exposure on the Company's loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions, published mortgage industry surveys including the Mortgage Bankers Association's Refinance Index, as well as comments from the Federal Reserve (which indicate there are signs of a slowdown in refinancing activity in the general market place) and the Company's own prepayment experience, the Company believes prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. Federal Reserve officials have projected that by the second half of 2003, refinancings will tail off assuming mortgage rates remain stable. If mortgage rates rise, the Federal Reserve suggests refinancings could decline sooner. The Mortgage Bankers Association of America has forecast that mortgage refinancings percentage share of total mortgage originations will decline from 65% in the first quarter to 25% in the fourth quarter of calendar 2003. The Mortgage Bankers Association of America is also projecting the 10-year treasury rate (which generally effects mortgage rates) will increase over the next three quarters. As a result of the analysis of these factors, the Company has increased its prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to its historical levels. However, the Company cannot predict with certainty what its prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value the Company's securitization assets and its actual experience may have a significant adverse impact on the value of these assets.

During the first six months of fiscal 2003, write downs of $33.1 million were recorded on the Company's securitization assets, including $30.5 million on interest-only strips and $2.6 million on servicing rights. Within the $33.1 million write down was a charge of $40.5 million mainly due to increases in prepayment experience, offset by $8.3 million of favorable fair value adjustments. The income statement impact on interest-only strips for the first six months of fiscal 2003 was a write down of $20.1 million while the remaining $10.4 million was written down through other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force guidance 99-20.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002




3. Interest-Only Strips (continued)

The following table details the pre-tax write downs of the securitization assets (in thousands):


                                                       Income        Other
                                           Total      Statement   Comprehensive
           Quarter Ended                 Write down     Impact    Income Impact
        ------------------------         ----------   ---------   -------------
        September 30, 2002                $16,739      $12,078      $ 4,661
        December 31, 2002 (a)              16,346       10,568        5,778
                                          -------      -------      -------
        Total Fiscal 2003                 $33,085      $22,646      $10,439
                                          =======      =======      =======

        (a) includes a write down of $2.6 million to the carrying value of servicing rights through the income statement.

4. Servicing Rights

Activity for the loan servicing rights asset for the six months ended December 31, 2002 and 2001 were as follows (in thousands):

                                                         December 31,
                                                     2002         2001
                                                   ---------------------
        Balance at beginning of period             $125,288     $102,437
        Initial recognition of servicing rights      27,248       23,393
        Amortization                                (19,269)     (13,746)
        Write down                                   (2,644)           -
                                                   --------     --------
        Balance at end of period                   $130,623     $112,084
                                                   ========     ========

A write down of $2.6 million was recorded on the value of servicing rights mainly due to the impact of increases in prepayment experience. This adjustment was recorded on the income statement for the three months ended December 31, 2002 in accordance with SFAS No. 140, as a component of the securitization assets valuation adjustment.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002




5. Other Assets and Other Liabilities

Other assets were comprised of the following (in thousands):

                                                              December 31,      June 30,
                                                                  2002            2002
                                                              ------------      -------
             Goodwill                                           $15,121         $15,121
             Real estate owned                                    7,215           3,784
             Financing costs, debt offerings                      5,000           5,849
             Investments held to maturity                           901             917
             Due from securitization trusts for
                servicing related activities                      2,303           1,616
             Other                                                3,051           1,507
                                                                -------         -------
                                                                $33,591         $28,794
                                                                =======         =======

Other liabilities were comprised of the following (in thousands):

                                                              December 31,      June 30,
                                                                  2002            2002
                                                              ------------      --------
             Commitments to fund closed loans                   $22,925         $29,866
             Obligation for repurchase of securitized
                  loans                                          21,546          10,621
             Escrow deposits held                                 9,417           9,011
             Hedging liabilities, at fair value                   2,087               -
             Trading liabilities, at fair value                   1,018             461
             Other                                                  780             949
                                                                -------         -------
                                                                $57,773         $50,908
                                                                =======         =======

See Note 2 for an explanation of the obligation for the repurchase of securitized loans and Note 9 for an explanation of the Company's hedging and trading activities.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002


6. Subordinated Debt and Warehouse Lines and Other Notes Payable

Subordinated debt was comprised of the following (in thousands):

                                                              December 31,      June 30,
                                                                  2002           2002
                                                              ------------     --------
        Subordinated debt (a)                                   $671,789       $640,411
        Subordinated debt - money market notes (b)                20,706         15,309
                                                                --------       --------
        Total subordinated debt                                 $692,495       $655,720
                                                                ========       ========

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                December 31,    June 30,
                                                                   2002           2002
                                                                  -------        ------
Warehouse and operating revolving line of credit (c)              $ 9,521        $6,171
Lease funding facility (d)                                            554         2,128
Warehouse revolving line of credit (e)                                  -           187
Capitalized leases (f)                                                941             -
                                                                  -------        ------
Total warehouse lines and other notes payable                     $11,016        $8,486
                                                                  =======        ======

(a) Subordinated debt due January 2003 through December 2012, interest rates ranging from 4.80% to 13.00%; average rate at December 31, 2002 was 9.31%, average remaining maturity was 17 months, subordinated to all of the Company's senior indebtedness.

(b) Subordinated debt-money market notes due upon demand, interest rate at 4.88%; subordinated to all of the Company's senior indebtedness.

(c) $50 million warehouse and operating revolving line of credit expiring March 2003 which includes a sublimit for a letter of credit to secure lease obligations for corporate office space that expires in December 2003, collateralized by certain pledged loans, advances to securitization trusts, real estate owned and certain interest-only strips. The amount of the letter of credit is $6.0 million at December 31, 2002 and will vary over the term of the office lease up to a maximum of $8.0 million. The Company is currently renegotiating the terms of this facility. The Company can make no assurances that the facility will be extended, or if extended, will be on the same terms as described above.

(d) Lease funding facility matures through December 2004 based on the maturity of the leases in the facility, collateralized by certain lease receivables.
(e) $25 million warehouse revolving line of credit expiring October 2003, collateralized by certain pledged loans.

(f) Capitalized leases, maturing through January 2006, imputed interest rate of 8.0%, collateralized by computer equipment.

At December 31, 2002, warehouse lines and other notes payable were collateralized by $33.9 million of loan and lease receivables, advances to securitization trusts, interest-only strips and $1.0 million of computer equipment.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002



6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

In addition to the above, the Company had available to it the following credit facilities:

o $1.2 million operating line of credit expiring February 2003, fundings to be collateralized by an investment in the 99-A lease securitization trust. The Company is currently renegotiating the terms of this facility. The Company can make no assurances that the facility will be extended, or if extended, will be on the same terms as described above.

o $200 million warehouse revolving line of credit expiring November 2003, collateralized by certain pledged loans. This line was unused at December 31, 2002.

o $100.0 million revolving line of credit expiring March 2003, fundings to be collateralized by certain pledged loans. This line was unused at December 31, 2002. The Company does not intend to renew this facility upon its expiration.

o $300.0 million facility, expiring July 2003, which provides for the sale of mortgage loans into an off-balance sheet funding facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Special Purpose Entities and Off-Balance Sheet Facilities" for further discussion of the off-balance sheet features of this facility. At December 31, 2002, $75.8 million of this facility was utilized.

Interest rates on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 1.25% to LIBOR plus 2.50% or the commercial paper rate plus 0.99%. The weighted-average interest rate paid on the revolving credit facilities was 2.88% and 3.35% at December 31, 2002 and June 30, 2002, respectively.

The terms of the warehouse lines and operating lines of credit require the Company to meet specific financial covenants and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits that the Company must meet as a condition to drawing on a particular line of credit. At December 31, 2002, the Company was in compliance with the terms of all debt agreements.

Under a registration statement declared effective by the Securities and Exchange Commission on October 3, 2002, the Company registered $315.0 million of subordinated debt. Of the $315.0 million, $255.2 million of debt from this registration statement was available for future issuance as of December 31, 2002.

The Company's subordinated debt securities are subordinated in right of payment to, or subordinate to, the payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debt in the event of default following payment to holders of the senior debt. In the event of the Company's default and

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002





6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debt securities.

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

On November 22, 2002 the Court issued an Order in favor of Upland Mortgage dismissing the case. The plaintiff has appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit and the Court of Appeals has directed both parties to submit briefs on the issue of jurisdiction.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002



8. Commitments

In December 2002, the Company entered into a new lease for an office space for the relocation of the Company's corporate headquarters into Philadelphia, Pennsylvania. The eleven-year operating lease is expected to commence in fiscal 2004. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $3.8 million.

The Company has entered into contracts, or may engage parties in the future, related to the relocation of the corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. The provisions of the lease and local and state grants will provide the Company with reimbursement of most costs related to the relocation, subject to certain conditions and limitations. The Company does not believe that its unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to its operations.

The lease requires the Company to maintain a letter of credit in favor of the landlord to secure the Company's obligations to the landlord throughout the term of the lease. The amount of the letter of credit is $6.0 million, which increases to $8.0 million and then declines over time to $4.0 million. The letter of credit is currently issued by JPMorgan Chase ("Chase") under the Company's current lending facility with Chase and is secured by collateral pledged to Chase under the facility.

9. Derivative Financial Instruments

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

The Company recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three and six-month periods ended December 31, 2002 and 2001. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged. (in thousands):

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                 December 31,
                                             ----------------------------  --------------------------
                                                2002           2001           2002          2001
                                             ------------ ---------------  ------------ -------------
Offset by losses and gains recorded on
 securitizations:
Gains (losses) on derivative financial
 instruments...........................      $     1,104  $       (2,052)  $    (1,735) $    (3,426)

Offset by losses and gains recorded on
 the fair value of hedged items:
Gains (losses) on derivative financial
 instruments...........................           (2,087)              -        (3,054)           -

Amount settled in cash - received
 (paid)................................           (2,422)         (2,052)       (2,422)      (3,426)

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002


9. Derivative Financial Instruments (continued)

Trading activity

The Company recorded the following losses on interest rate swap contracts, which were used to manage interest rate risk on loans in our pipeline and were therefore classified as trading for the three and six-month periods ended December 31, 2002 and 2001 (in thousands):

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                 December 31,
                                             ----------------------------  --------------------------
                                                2002           2001           2002          2001
                                             ------------ ---------------  ------------ -------------
Trading losses on interest rate swaps.....    $      (407) $       -        $    (2,924) $      -
Amount settled in cash- received (paid)...         (2,671)         -             (2,671)        -

At December 31, 2002 outstanding interest rate swap contracts used to manage interest rate risk on loans in our pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                                 Notional          Unrealized
                                                  Amount              Loss
                                                 --------          ----------

Interest rate swaps.........................     $10,630           $   263

In addition, for the three and six-month periods ended December 31, 2002, respectively, the Company recorded losses of $0.1 million and $1.0 million on an interest rate swap contract which is not designated as an accounting hedge. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract was due to decreases in the interest rate swap yield curve during the period the contract was in place. Of the losses recognized during the period, $0.4 million were unrealized losses representing the net change in the fair value of the contract during the quarter and $0.6 million were cash losses. The cumulative net unrealized loss of $0.8 million is included as a trading liability in Other liabilities at December 31, 2002.

10. Earnings Per Share

Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands, except per share data):

                                                      Three Months Ended               Six Months Ended
                                                         December 31,                    December 31,
                                                  ---------------------------      --------------------------
                                                      2002           2001              2002           2001
                                                  ------------    -----------      ------------    ----------
Earnings
(a)   Net Income                                  $      2,111    $     2,450      $      3,932    $    3,812
                                                  ============    ===========      ============    ==========
Average Common Shares
(b)   Average common shares outstanding                  2,932          2,844             2,894         2,934
      Average potentially dilutive shares                  112            275               120           255
                                                  ------------    -----------      ------------    ----------
(c) Average common and potentially
     dilutive shares                                     3,044          3,119             3,014         3,189
                                                  ============    ===========      ============    ==========
Earnings Per Common Share
Basic (a/b)                                       $       0.72    $      0.87      $       1.36    $     1.30
Diluted (a/c)                                     $       0.69    $      0.79      $       1.30    $     1.19

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002



11. Segment Information

The Company has three operating segments: Loan Origination, Servicing and Treasury and Funding.

The Loan Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans typically to credit-impaired borrowers and loans secured by one to four family residential real estate.

The Servicing segment services the loans originated by the Company both while held as available for sale by the Company and subsequent to securitization. Servicing activities include billing and collecting payments from borrowers, transmitting payments to securitization trust investors, accounting for principal and interest, collections and foreclosure activities and disposing of real estate owned.

The Treasury and Funding segment offers the Company's subordinated debt securities pursuant to a registered public offering and obtains other sources of funding for the Company's general operating and lending activities.

The All Other caption on the following tables mainly represents segments that do not meet the SFAS No. 131 defined thresholds for determining reportable segments, financial assets not related to operating segments, mainly comprised of interest-only strips, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002




11. Segment Information (continued)

Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements (in thousands).

Six months ended                                    Treasury
December 31, 2002:                    Loan             and                               Reconciling
                                   Origination       Funding     Servicing    All Other     Items     Consolidated
                                   -----------      --------     ---------    ---------  -----------  ------------
External revenues:
   Gain on sale of loans...........  $115,890       $      -     $      -     $      -     $      -     $115,890
   Interest income.................     3,454            267          416       22,247            -       26,384
   Non-interest income.............     4,392              1       21,654            -      (19,236)       6,811
Inter-segment revenues                      -         37,041            -       38,409      (75,450)           -
Operating expenses:
   Interest expense................    11,526         33,578          (92)      26,262      (37,041)      34,233
   Non-interest expense............    24,135          5,069       19,476       33,301            -       81,981
   Depreciation and amortization...     1,691             58          604        1,093            -        3,446
   Securitization assets valuation
      adjustment...................         -              -            -       22,646            -       22,646
   Inter-segment expense...........    57,645              -            -            -      (57,645)           -
Income tax expense (credit)........    12,070           (586)         874       (9,511)           -        2,847
                                     --------       --------     --------     --------     --------     --------
Net income (loss)..................  $ 16,669       $   (810)    $  1,208     $(13,135)    $      -     $  3,932
                                     ========       ========     ========     ========     ========     ========
Segment assets.....................  $103,663       $186,629     $128,376     $616,287     $(93,262)    $941,693
                                     ========       ========     ========     ========     ========     ========


Six months ended                                    Treasury
 December 31, 2001:                   Loan             and                               Reconciling
                                   Origination       Funding     Servicing    All Other     Items     Consolidated
                                   -----------      --------     ---------    ---------  -----------  ------------
External revenues:
   Gain on sale of loans...........  $ 79,919       $      -     $      -     $      -     $      -     $ 79,919
   Interest income.................     3,731            517          807       16,382            -       21,437
   Non-interest income.............     6,390              -       16,617            -      (13,657)       9,350
Inter-segment revenues                      -         36,353            -       34,484      (70,837)           -
Operating expenses:
   Interest expense................    10,389         33,472          147       26,621      (36,353)      34,276
   Non-interest expense............    18,855          5,545       14,495       23,029            -       61,924
   Depreciation and amortization...     1,677             69          510        1,216            -        3,472
   Securitization assets valuation
      adjustment...................         -              -            -        4,462            -        4,462
   Inter-segment expense...........    48,141              -            -            -      (48,141)           -
Income tax expense (credit)........     4,611           (932)         954       (1,873)           -        2,760
                                     --------       --------     --------     --------     --------     --------
Net income (loss)..................  $  6,367       $ (1,284)    $  1,318     $ (2,589)    $      -     $  3,812
                                     ========       ========     ========     ========     ========     ========
Segment assets.....................  $104,836       $185,703     $114,122     $517,790     $(75,448)    $847,003
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

Forward Looking Statements

         Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "are expected to," "will continue to," "is anticipated," "estimate," "believe," "projected," "intends to" or other similar words. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Factors that could affect our assumptions include, but are not limited to, general economic conditions, including interest rate risk, future residential real estate values, regulatory changes (legislative or otherwise) affecting the real estate market and mortgage lending activities, competition, demand for American Business Financial Services, Inc. and its subsidiaries' services, availability of funding, loan payment rates, delinquency and default rates, changes in factors influencing the loan securitization market and other risks identified in our Securities and Exchange Commission filings. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties which could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this document. You should not place undue reliance on any forward-looking statement.

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

         Our loans primarily consist of fixed interest rate loans secured by first or second mortgages on single family residences. Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Bala Cynwyd, Pennsylvania, a regional processing center in Roseland, New Jersey and several retail branch offices. In addition, we offer subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations (including repurchases of delinquent assets from securitization trusts), investments in systems and technology and for general corporate purposes.

         Initially, we finance our loans under several secured and committed credit facilities. These credit facilities are generally revolving lines of credit, which we have with several financial institutions that enable us to borrow on a short-term basis against our loans. We then securitize or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these revolving credit facilities. We also have a committed mortgage conduit facility with a financial institution that enables us to sell our loans into an off-balance sheet facility. Additionally, we rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay our debt as it matures. At December 31, 2002, $692.5 million of subordinated debt was outstanding and revolving credit and conduit facilities totaling $676.2 million were available, of which $85.3 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund our operations and to repay maturing subordinated debt. For a description of our credit facilities, subordinated debt and off-balance sheet facilities, see "-- Liquidity and Capital Resources."

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

         Since fiscal 2000, declines in securitization pass-through interest rates resulted in interest rate spreads improving by approximately 203 basis points at December 31, 2002 compared to the fourth quarter of fiscal 2000. Increased interest rate spreads result in increases in the residual cash flow we will receive on securitized loans, the amount we received at the closing of a securitization from the sale of notional bonds or premiums on bonds and corresponding increases in the gains we recognized on the sale of loans in a securitization. See "-- Securitizations" for further details. No assurances can be made that market interest rates will continue to decline or remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of securitization gain profitability to become more difficult than during a stable or falling interest rate environment. This situation occurred from our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization when the pass-through interest rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period, the average interest rate on our loans securitized increased by only 71 basis points. We would address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments" for a discussion of our hedging strategies.

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

         A declining interest rate environment could unfavorably impact the valuation of our interest-only strips. In a declining interest rate environment the level of mortgage refinancing activity tends to increase, which could result in an increase in loan prepayment experience. See "-- Application of Critical Accounting Policies -- Interest-only Strips" and "-- Securitizations" for further discussion of the impact of prepayment experience exceeding prepayment assumptions.

         Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. On the day prior to this report the United States Congress introduced Legislation titled the Responsible Lending Act. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on our profitability. These laws and regulations may limit our ability to securitize loans originated in certain states or localities due to rating agency, investor or market restrictions. As a result, we have discontinued originating loans in some states and may discontinue originating loans in other states or localities.

         The Office of Thrift Supervision has adopted a rule effective in July 2003, which will preclude us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws and regulations on new loan originations. Under the provisions of this rule we will be required to modify or eliminate the practice of charging a prepayment fee in some of the states where we originate loans and other fees we normally charge will also be modified or eliminated. We are currently evaluating the impact of the adoption of this rule on our future lending activities and results of operations.

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

         Revenue Recognition. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the six months ended December 31, 2002 were 77.7% of total revenues. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 75% in the first quarter of fiscal 2003 and 80% in fiscal 2002 of the securitization gains were based on estimates of the fair value of retained interests. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         Interest-Only Strips. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 61.5% of our total assets at December 31, 2002 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. Our expected future cash flows from our interest-only strips are periodically re-evaluated. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if deemed appropriate. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment. In accordance with the provisions of Emerging Issues Task Force guidance, referred to as EITF in this document, 99-20, changes in the fair value of interest-only strips that are deemed to be temporary changes are recorded through other comprehensive income, a component of stockholders' equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement which would adversely affect our income in the period of adjustment. See "-- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

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

         Servicing Rights. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers net of estimated compensation that would be required by a substitute servicer represented 13.9% of our total assets at December 31, 2002. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if deemed appropriate. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "-- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans. A review for impairment is periodically performed by stratifying the serviced loans by loan type, which is considered to be the predominant risk characteristic. If our analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be required. As of December 31, 2002, our valuation analysis indicated that a $2.6 million valuation adjustment was required for impairment. The write down was recorded in the income statement in the second quarter of fiscal 2003. Impairment is measured as the excess of carrying value over fair value.

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

         Our securitizations involve a two-step transfer that qualifies for sale accounting under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and establishing a true sale under legal standards. Next, the special purpose entity sells the loans to a qualified special purpose entity, which we refer to as the trust, transferring title of the loans and isolating those assets from our assets. Finally, the trust issues certificates to investors to raise the cash purchase price for the loans being sold, collects proceeds on behalf of the certificate holders, distributes proceeds and is a distinct legal entity, independent from us. Under current accounting rules, the trusts do not qualify for consolidation in our financial statements and carry the loan collateral as assets and the certificates issued to investors as liabilities. At December 31, 2002 and June 30, 2002, the mortgage securitization trusts held loans with an aggregate principal balance due of $3.2 billion and $2.9 billion as assets and owed $3.0 billion and $2.8 billion of investor certificates to third parties, respectively.

         We also use special purpose entities in our sales of loans to a $300 million off-balance sheet mortgage conduit facility. Sales into the off-balance sheet facility involve a two-step transfer that qualifies for sale accounting under SFAS No. 140, similar to the process described above. This facility has a revolving feature and can be directed by the sponsor to dispose of the loans. Typically this has been accomplished by securitizing them in a term securitization. The third party note purchaser also has the right to sell the loans. Under this arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility are treated as sales for financial reporting purposes. When loans are sold to this facility, we perform a probability assessment of the likelihood that the sponsor will transfer the loans into a term securitization. As the sponsor has typically transferred the loans to a term securitization in the past, the amount of gain on sale we have recognized for loans sold to this facility is estimated based on the terms we would obtain in a term securitization rather than the terms of this facility. At December 31, 2002, the off-balance sheet mortgage conduit facility held loans with principal balance due of $78.1 million as assets and owed $75.8 million to third parties.

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

         Development of Critical Accounting Estimates. On a periodic basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of December 31, 2002 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee.

         Impact of Changes in Critical Accounting Estimates. For a description of the impacts of changes in critical accounting estimates in the six months ended December 31, 2002, see "-- Securitizations."

Securitizations

         After a two-year period during which management's estimates required no valuation adjustments to its interest-only strips and servicing rights, declining interest rates and high prepayment rates over the last five quarters have required revisions to management's estimates of the value of these retained interests. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter we increased the prepayment rate assumptions used to value our securitization assets. However, because our prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuous declines in interest rates during this period to 40-year lows, our prepayment experience exceeded even our revised assumptions. As a result, over the last five quarters we have recorded cumulative write downs to our interest-only strips in the aggregate amount of $74.6 million and an adjustment to the value of servicing rights of $2.6 million, for total adjustments of $77.2 million mainly due to our prepayment experience. Of this amount, $44.7 million was expensed through the income statement and $32.5 million resulted in a charge against other comprehensive income, a component of stockholders' equity.

         The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. We had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions, published mortgage industry surveys including the Mortgage Bankers Association's Refinance Index, as well as comments from the Federal Reserve (which indicate there are signs of a slowdown in refinancing activity in the general market place) and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. Federal Reserve officials have projected that by the second half of 2003, refinancings will tail off assuming mortgage rates remain stable. If mortgage rates rise, the Federal Reserve suggests refinancings could decline sooner. The Mortgage Bankers Association of America has forecast that mortgage refinancings percentage share of total mortgage originations will decline from 65% in the first quarter to 25% in the fourth quarter of calendar 2003. The Mortgage Bankers Association of America is also projecting the 10-year treasury rate (which generally effects mortgage rates) will increase over the next three quarters. As a result of our analysis of these factors, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

         During the first six months of fiscal 2003, write downs of $33.1 million were recorded on our securitization assets. $30.5 million were recorded on interest-only strips and $2.6 million were recorded on servicing rights. Within the $33.1 million write down was a charge of $40.5 million mainly due to increases in prepayment experience, offset by $8.3 million of favorable fair value adjustments. The following tables detail the pre-tax write downs of the securitization assets by quarter and details the income statement impact to other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" as it relates to servicing rights (in thousands):

         Fiscal Year 2003:
         -----------------
                                                                   Income           Other
                                                     Total       Statement       Comprehensive
                    Quarter Ended                 Write down       Impact        Income Impact
         ------------------------------------     ----------     ---------       -------------
         September 30, 2002....................... $16,739        $12,078          $ 4,661
         December 31, 2002........................  16,346         10,568            5,778
                                                   -------        -------          -------
         Total Fiscal 2003........................ $33,085        $22,646          $10,439
                                                   =======        =======          =======

         Fiscal Year 2002:
         -----------------
                                                                 Income      Other
                                                    Total      Statement  Comprehensive
                        Quarter Ended             Write down     Impact   Income Impact
         ------------------------------------     ----------   ---------  -------------
         December 31, 2001........................ $11,322       $ 4,462     $ 6,860
         March 31, 2002...........................  15,513         8,691       6,822
         June 30, 2002............................  17,244         8,900       8,344
                                                   -------       -------     -------
         Total Fiscal 2002........................ $44,079       $22,053     $22,026
                                                   =======       =======     =======

         The following table summarizes the volume of loan securitizations and whole loan sales for the six months ended December 31, 2002 and 2001 (dollars in thousands):

                                                            Three Months Ended          Six Months Ended
                                                               December 31,                 December 31,
                                                        -----------------------        ----------------------
Securitizations:                                          2002           2001            2002          2001
                                                        --------       --------        --------      --------
Business loans.................................         $ 29,520       $ 29,336        $ 59,518      $ 59,285
Home equity loans..............................          377,385        312,855         713,795       573,023
                                                        --------       --------        --------      --------
   Total.......................................         $406,905       $342,191        $773,313      $632,308
                                                        ========       ========        ========      ========

Gain on sale of loans through securitization...         $ 57,879       $ 44,563        $115,890      $ 79,919
Securitization gains as a percentage of total
 revenue.......................................             77.6%          74.2%           77.7%         72.2%
Whole loan sales...............................         $      -       $ 14,822        $  1,537      $ 43,723
Premiums on whole loan sales...................         $      -       $    641        $     32      $  1,834

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

         (2) The final target is a percentage of the original balance of loans securitized and is funded from the monthly excess cash flow. Specific securitizations contain provisions requiring an increase above the final target overcollateralization levels during periods in which delinquencies exceed specified limits. The overcollateralization levels return to the target levels when delinquencies fall below the specified limits; and

         (3) The stepdown overcollateralization requirement is a percentage of the remaining balance of securitized loans. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us until the overcollateralization balance declines to a specific floor. The stepdown period generally begins at the later of 30 to 36 months after the initial securitization of the loans or when the remaining balance of securitized loans is less than 50% of the original balance of securitized loans.

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At December 31, 2002, investments in interest-only strips totaled $579.6 million, including the fair value of overcollateralization related cash flows of $270.3 million.

         Trigger Management. We have the right, but are not obligated, to repurchase a limited amount of delinquent loans from securitization trusts. Repurchasing loans benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from our interest-only strips. At December 31, 2002, 7 of our 24 mortgage securitization trusts were under a triggering event. As a result, these trusts are retaining all or a portion of the cash flow that would normally be available to us had delinquencies or losses not exceeded specified limits in these trusts. We have recently implemented a plan to better manage the repurchase of delinquent loans in order to more effectively limit delinquencies and losses in the trusts and recover the cash flow held in trusts where triggers have been exceeded, as well as to avoid exceeding trigger limits in the other securitization trusts. The goal of this plan is to maximize net cash receipts by eliminating reductions or discontinuations of cash flow from our interest-only strips. For the six months ended December 31, 2002 we repurchased $27.4 million in principal of delinquent loans from securitization trusts primarily for trigger management. We expect that the trusts currently exceeding triggers will again be below trigger limits within the next 1 to 4 months. At that time we anticipate that $6.7 million of excess overcollateralization now being held by the trusts will be reduced and cash flow from interest-only strips will resume at normal levels. If delinquencies continue to increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debt. Our repurchase activity increases prepayments which may result in unfavorable prepayment experience. See "-- Securitizations" for more detail of the effect prepayments have on our financial statements.

         The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

                                 Summary of Selected Mortgage Loan Securitization Trust Information
                                              Current Balances as of December 31, 2002
                                                        (dollars in millions)

                                              2002-4    2002-3    2002-2  2002-1  2001-4   2001-3  2001-2   2001-1   2000-4   2000-3
                                              ------    ------    ------  ------  ------   ------  ------   ------   ------   ------
Original balance of loans securitized:
--------------------------------------
   Business loans............................ $   30   $    34   $    34  $   32  $   29   $   31  $   35  $    29   $   27  $    16
   Home equity loans.........................    350       336       346     288     287      269     320      246      248      134
                                              ------   -------   -------  ------  ------   ------  ------  -------   ------  -------
   Total..................................... $  380   $   370   $   380  $  320  $  316   $  300  $  355  $   275   $  275  $   150
                                              ======   =======   =======  ======  ======   ======  ======  =======   ======  =======

Current balance of loans securitized:
-------------------------------------
   Business loans............................ $   29   $    34   $    33  $   30  $   26   $   24  $   28  $    22   $   19  $     9
   Home equity loans.........................    350       327       318     247     215      177     187      129      114       60
                                              ------   -------   -------  ------  ------   ------  ------  -------   ------  -------
   Total..................................... $  379   $   361   $   351  $  277  $  241   $  201  $  215  $   151   $  133  $    69
                                              ======   =======   =======  ======  ======   ======  ======  =======   ======  =======


Weighted-average interest rate on loans securitized:
----------------------------------------------------
   Business loans............................ 16.01%    15.89%    16.02%  15.83%  15.76%   15.93%  15.93%   16.05%   16.08%   16.08%
   Home equity loans......................... 10.56%    10.88%    10.96%  10.84%  10.70%   11.11%  11.23%   11.43%   11.60%   11.44%
   Total..................................... 10.98%    11.35%    11.43%  11.38%  11.24%   11.70%  11.84%   12.11%   12.23%   12.08%

Percentage of first mortgage loans...........    85%       86%       85%     90%     89%      87%     89%      88%      85%      87%
Weighted-average loan-to-value...............    77%       77%       76%     76%     77%      76%     76%      75%      76%      77%
Weighted-average remaining term (months) on
    loans securitized........................    265       260       248     244     242      231     229      224      215      213


Original balance of Trust Certificates....... $  376   $   370   $   380  $  320  $  322   $  306  $  355  $   275   $  275  $   150

Current balance of Trust Certificates........ $  375   $   357   $   344  $  265  $  233   $  190  $  199  $   140   $  121  $    62

Weighted-average pass-through interest rate
    to Trust Certificate holders(a)..........  5.81%     6.75%     7.13%   5.66%   5.35%    5.72%   7.73%    7.43%    7.05%    7.61%

Highest Trust Certificate pass-through
    interest rate............................  8.61%     6.86%     7.39%   6.51%   5.35%    6.14%   6.99%    6.28%    7.05%    7.61%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial...................................  1.00%        --        --      --      --       --      --       --       --       --
   Final target..............................  5.75%     3.50%     3.50%   4.50%   4.25%    4.00%   4.40%    4.10%    4.50%    4.75%
   Stepdown overcollateralization............ 11.50%     7.00%     7.00%   9.00%   8.50%    8.00%   8.80%    8.20%    9.00%    9.50%
Required dollar amounts:
     Initial................................. $    4        --        --      --      --       --      --       --       --       --
     Final target............................ $   22   $    13   $    13  $   14  $   13   $   12  $   16  $    11   $   12  $     7

Current status:
    Overcollateralization amount............. $    4   $     4   $     7  $   12  $    8   $   11  $   16  $    11   $   12  $     7
    Final target reached or anticipated date
    to reach................................. 3/2004   10/2003    8/2003  4/2003  7/2003   3/2003     Yes      Yes      Yes      Yes
    Stepdown reached or anticipated date to
    reach.................................... 8/2006    4/2006   10/2005  4/2005  9/2004   4/2004  1/2004  10/2003   1/2004  10/2003

Annual surety wrap fee.......................     (b)       (b)       (b)  0.21%   0.20%    0.20%   0.20%    0.20%    0.21%    0.21%

Servicing rights:
-----------------
   Original balance.......................... $   14   $    13   $    15  $   13  $   13   $   12  $   15  $    11   $   14  $     7
   Current balance........................... $   14   $    13   $    14  $   11  $   10   $    8  $    9  $     6   $    6  $     3

   ----------------------------
   (a) Rates for securitizations 2001-1 and forward include rates on notional bonds, or the impact of premiums received on certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001 -- Gain on Sale of Loans" for further description of the notional bonds.

   (b) Credit enhancement was provided through a senior/subordinate certificate structure.

                           Summary of Selected Mortgage Loan Securitization Trust Information (Continued)
                                              Current Balances as of December 31, 2002
                                                        (dollars in millions)

                                              2000-2     2000-1     1999-4   1999-3   1999-2   1999-1   1998(a)   1997(a)   1996(a)
                                              ------     ------     ------   ------   ------   ------   ------    ------    ------
Original balance of loans securitized:
--------------------------------------
   Business loans............................ $   28    $    25    $    25   $   28   $   30   $   16   $   57   $    45    $   29
   Home equity loans.........................    275        212        197      194      190      169      448       130        33
                                              ------    -------    -------   ------   ------   ------   ------   -------    ------
   Total..................................... $  303    $   237    $   222   $  222   $  220   $  185   $  505   $   175    $   62
                                              ======    =======    =======   ======   ======   ======   ======   =======    ======

Current balance of loans securitized:
-------------------------------------
   Business loans............................ $   17    $    14    $    14   $   14   $   13   $    7   $   16   $    11    $    6
   Home equity loans.........................    121         90         88       81       86       66      137        25         5
                                              ------    -------    -------   ------   ------   ------   ------   -------    ------
   Total..................................... $  138    $   104    $   102   $   95   $   99   $   73   $  153   $    36    $   11
                                              ======    =======    =======   ======   ======   ======   ======   =======    ======


Weighted-average interest rate on loans securitized:
----------------------------------------------------
   Business loans............................ 16.07%     16.03%     16.09%   15.84%   15.69%   15.96%   15.95%    15.91%    15.92%
   Home equity loans......................... 11.43%     11.33%     11.06%   10.84%   10.43%   10.65%   10.81%    11.52%    11.02%
   Total..................................... 12.01%     11.96%     11.75%   11.56%   11.14%   11.18%   11.36%    12.87%    13.70%

Percentage of first mortgage loans...........    81%        80%        83%      85%      89%      92%      89%       75%       74%
Weighted-average loan-to-value...............    77%        77%        76%      77%      76%      77%      77%       74%       66%
Weighted-average remaining term (months) on
    loans securitized........................    223        212        207      209      218      212      197       155       115


Original balance of Trust Certificates....... $  300    $   235    $   220   $  219   $  219   $  184   $  498   $   171    $   61

Current balance of Trust Certificates........ $  120    $    90    $    90   $   84   $   88   $   64   $  136   $    30    $    8

Weighted-average pass-through interest rate
    to Trust Certificate holders.............  7.09%      7.15%      6.79%    6.75%    6.60%    6.56%    6.29%     7.17%     7.68%

Highest Trust Certificate pass-through
    interest rate............................  8.04%      7.93%      7.68%    7.49%    7.13%    6.58%    6.86%     7.53%     7.95%

Overcollateralization requirements:
-----------------------------------
Required percentages:
   Initial...................................  0.90%      0.75%      1.00%    1.00%    0.50%    0.50%    1.50%     2.43%     1.94%
   Final target..............................  5.95%      5.95%      5.50%    5.00%    5.00%    5.00%    5.10%     7.43%     8.94%
   Stepdown overcollateralization............ 11.90%     11.90%     11.00%   10.00%   10.00%   10.00%   10.21%    14.86%    12.90%
Required dollar amounts:
     Initial................................. $    3    $     2    $     2   $    2   $    1   $    1   $    7   $     4    $    1
     Final target............................ $   18    $    14    $    12   $   11   $   11   $    9   $   26   $    13    $    6

Current status:
    Overcollateralization amount............. $   18    $    14    $    12   $   11   $   11   $    9   $   17   $     6    $    3
    Final target reached or anticipated date
      to reach...............................    Yes        Yes        Yes      Yes      Yes      Yes      Yes       Yes       Yes
    Stepdown reached or anticipated date to
      reach.................................. 7/2003     4/2003      Yes(b)  Yes(b)   Yes(b)   Yes(b)   Yes(b)    Yes(b)       Yes

Annual surety wrap fee.......................  0.21%      0.19%      0.21%    0.21%    0.19%    0.19%    0.22%     0.26%     0.18%

Servicing rights:
-----------------
   Original balance.......................... $   14    $    10    $    10   $   10   $   10   $    8   $   18   $     7    $    4
   Current balance........................... $    6    $     5    $     4   $    4   $    4   $    3   $    4   $     1    $    -

   ----------------------------
   (a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

   (b) Although stepdown date has been reached, these trusts (including two 1998 trusts and one 1997 trust) are temporarily ineligible to reduce excess overcollateralization levels due to their exceeding delinquency or loss limits. We expect normal cash flow from overcollateralization to resume in 1 to 4 months. See "--Trigger Management" for further detail.

         The estimation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, prepayment rates and credit loss rates on the pool of loans. These assumptions are monitored against actual experience and other economic and market conditions and are changed if deemed appropriate. Our methodology for determining the discount rates, prepayment rates and credit loss rates used to calculate the fair value of our interest-only strips is described below.

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

         o A portfolio credit grade mix comprised of 60% A credits, 23% B credits, 14% C credits, and 3% D credits. In addition, our historical loss experience is below what is experienced by others in the non-conforming mortgage industry.

         Although market interest rates have declined from fiscal years 2001 through the second quarter of fiscal 2003, no reduction to the discount rate used to value the residual portion of our interest-only strips has been made. We do not believe a decrease in the discount rate is warranted as the current market interest rate decline was mainly due to actions taken by the Federal Reserve Board in an attempt to prevent the potential adverse effect of uncertain economic conditions and to stimulate economic growth. Additionally, the non-conforming mortgage lending industry generally has taken no actions to reduce discount rates.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5%. At December 31, 2002, the average discount rate applied to projected overcollateralization cash flows was 7%. The risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire collateral balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. See "-- Trigger Management" for further detail of trusts that have not stepped down as scheduled. Overcollateralization represents our investment in the excess collateral in a securitized pool of mortgage loans.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 10% at December 31, 2002.

         Prepayment rates. The assumptions we use to estimate future prepayment rates are regularly compared to actual prepayment experience of the individual securitization pools of mortgage loans and an average of the actual experience of other similar pools of mortgage loans at the same number of months after their inception. It is our practice to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans is less than a year old even though actual experience may be different. During this period, before a pool of mortgage loans reaches its expected constant prepayment rate, actual experience both quantitatively and qualitatively is generally not sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different from the average. For pools of mortgage loans greater than one year old, prepayment experience trends for an individual pool is considered to be more significant. For these pools, adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the variance from average experience is significant and is expected to continue. Current economic conditions, current interest rates and other factors are also considered in our analysis.

         As was previously discussed, for the past five quarters, our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments. The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. We had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions, published mortgage industry surveys including the Mortgage Bankers Association's Refinance Index, as well as comments from the Federal Reserve (which indicate there are signs of a slowdown in refinancing activity in the general market place) and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. Federal Reserve officials have projected that by the second half of 2003, refinancings will tail off assuming mortgage rates remain stable. If mortgage rates rise, the Federal Reserve suggests refinancings could decline sooner. The Mortgage Bankers Association of America has forecast that mortgage refinancings percentage share of total mortgage originations will decline from 65% in the first quarter to 25% in the fourth quarter of calendar 2003. The Mortgage Bankers Association of America is also projecting the 10-year treasury rate (which generally effects mortgage rates) will increase over the next three quarters. As a result of our analysis of these factors, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

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

         Credit loss rates. Credit loss rates are analyzed in a similar manner to prepayment rates. Credit loss assumptions are compared to actual loss experience averages for similar mortgage loan pools and for individual mortgage loan pools. Delinquency trends and economic conditions are also considered. If our analysis indicates that loss experience may be different from our assumptions, we would adjust our assumptions as necessary.

         Floating interest rate certificates. Some of the securitization trusts have issued floating interest rate certificates supported by fixed interest rate mortgages. The fair value of the excess cash flow we will receive may be affected by any changes in the interest rates paid on the floating interest rate certificates. The interest rates paid on the floating interest rate certificates are based on one-month LIBOR. The assumption used to estimate the fair value of the excess cash flows received from these securitization trusts is based on a forward yield curve. See "Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments" for further detail of our management of the risk of changes in interest rates paid on floating interest rate certificates.

         Sensitivity analysis. The table below outlines the sensitivity of the current fair value of our interest-only strips and servicing rights to 10% and 20% adverse changes in the key assumptions used in determining the fair value of those assets. Our base prepayment, loss and discount rates are described in the table "Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience." (dollars in thousands):

         Securitized collateral balance...........................$ 3,266,345
         Balance sheet carrying value of retained interests.......$   710,227
         Weighted-average collateral life (in years)..............        4.0

         Sensitivity of assumptions used to determine the fair value of retained interests (dollars in thousands):

                                                                        Impact of
                                                                     Adverse Change
                                                         --------------------------------------
                                                           10% Change             20% Change
                                                         ---------------       ----------------
         Prepayment speed.......................           $    28,665           $    54,721
         Credit loss rate...........................             4,760                 9,519
         Floating interest rate certificates (a)..                 539                 1,078
         Discount rate............................              23,154                44,945

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

                                        Summary of Material Mortgage Loan Securitization
                             Valuation Assumptions and Actual Experience at December 31, 2002

                                               2002-4   2002-3  2002-2   2002-1   2001-4   2001-3  2001-2   2001-1   2000-4   2000-3
                                               ------   ------  ------   ------   ------   ------  ------   ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation.........................     13%      13%     13%      13%      13%      13%     13%      13%      13%      13%
   Current valuation.........................     13%      13%     13%      13%      13%      13%     13%      13%      13%      13%
Interest-only strip overcollateralization
discount rate................................      9%       7%      7%       7%       7%       7%      7%       6%       7%       8%
Servicing rights discount rate:
   Initial valuation.........................     11%      11%     11%      11%      11%      11%     11%      11%      11%      11%
   Current valuation.........................     11%      11%     11%      11%      11%      11%     11%      11%      11%      11%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans..........................     11%      11%     11%      11%      11%      11%     11%      11%      10%      10%
     Home equity loans.......................     22%      22%     22%      22%      22%      22%     22%      22%      24%      24%
   Ramp period (months):
     Business loans..........................      27       27      27       27       27       24      24       24       24       24
     Home equity loans.......................      30       30      30       30       30       30      30       30       24       24
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans .........................     11%      11%     11%      11%      11%      11%     11%      11%      11%      11%
     Home equity loans ......................     22%      22%     22%      22%      22%      22%     22%      22%      22%      22%
   Ramp period (months):
     Business loans..........................      27       27      27       27       27       27      27       27       27       27
     Home equity loans.......................      30       30      30       30       30       30      30       30       30       30
   CPR adjusted to reflect ramp:
     Business loans..........................      3%       5%      8%      10%      12%      15%     17%      20%      22%      22%
     Home equity loans.......................      2%      12%     23%      32%      34%      34%     34%      34%      37%      40%
   Current prepayment experience (c):
     Business loans..........................      --       --      5%       6%       9%      17%     18%      19%      20%      16%
     Home equity loans.......................      --       --     10%      19%      26%      36%     39%      33%      36%      33%

Annual credit loss rates:
   Initial assumption........................   0.40%    0.40%   0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%    0.40%
   Current assumption........................   0.40%    0.40%   0.40%    0.40%    0.40%    0.40%   0.40%    0.40%    0.40%    0.40%
   Actual experience.........................      --       --      --       --       --    0.10%   0.11%    0.14%    0.23%    0.36%

Servicing fees:
   Contractual fees..........................   0.50%    0.50%   0.50%    0.50%    0.50%    0.50%   0.50%    0.50%    0.70%    0.50%
   Ancillary fees............................   1.25%    1.25%   1.25%    1.25%    1.25%    1.25%   1.25%    1.25%    1.25%    1.25%

----------------------------

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 24 months.

(b) Current assumptions for business loans are the estimated expected weighted-average prepayment rates over the securitization's estimated remaining life. The majority of the home equity loan prepayment rate ramps have been increased for the next 6 months to provide for the expected near term continuation of higher than average prepayment. Generally, trusts for both business and home equity loans that are out of the ramping period are based on historical averages.

(c)   Current experience is a six-month historical average.

                                    Summary of Material Mortgage Loan Securitization
                      Valuation Assumptions and Actual Experience at December 31, 2002 (Continued)

                                               2000-2   2000-1   1999-4    1999-3   1999-2   1999-1   1998 (d)  1997 (d)  1996 (d)
                                               ------   ------   ------    ------   ------   ------   --------  --------  --------
Interest-only strip residual discount rate:
   Initial valuation.........................      13%      11%       11%      11%      11%      11%       11%       11%       11%
   Current valuation.........................      13%      13%       13%      13%      13%      13%       13%       13%       13%
Interest-only strip overcollateralization
   discount rate.............................       8%       8%        8%       7%       7%       7%        7%        7%        8%
Servicing rights discount rate:
   Initial valuation.........................      11%      11%       11%      11%      11%      11%       11%       11%       11%
   Current valuation.........................      11%      11%       11%      11%      11%      11%       11%       11%       11%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans .........................      10%      10%       10%      10%      10%      10%       13%       13%       13%
     Home equity loans.......................      24%      24%       24%      24%      24%      24%       24%       24%       24%
   Ramp period (months):
     Business loans..........................       24       24        24       24       24       24        24        24        24
     Home equity loans.......................       24       18        18       18       18       18        12        12        12
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans .........................      11%      11%       11%      10%      10%      10%       10%       12%       26%
     Home equity loans.......................      22%      22%       22%      22%      22%      22%       23%       25%       25%
   Ramp period (months):
     Business loans..........................       Na       Na        Na       Na       Na       Na        Na        Na        Na
     Home equity loans.......................       30       Na        Na       Na       Na       Na        Na        Na        Na
   CPR adjusted to reflect ramp:
     Business loans..........................      19%      16%       13%      17%      22%      13%       24%       12%       26%
     Home equity loans.......................      41%      34%       29%      31%      25%      34%       29%       25%       25%
   Current prepayment experience (c):
     Business loans..........................      34%      36%       31%      17%      22%      13%       23%        8%       26%
     Home equity loans.......................      38%      34%       29%      31%      25%      34%       29%       25%       25%

Annual credit loss rates:
   Initial assumption........................    0.40%    0.40%     0.30%    0.25%    0.25%    0.25%     0.25%     0.25%     0.25%
   Current assumption........................    0.40%    0.50%     0.45%    0.50%    0.35%    0.50%     0.59%     0.40%     0.38%
   Actual experience.........................    0.32%    0.54%     0.47%    0.50%    0.31%    0.44%     0.57%     0.38%     0.39%

Servicing fees:
   Contractual fees..........................    0.50%    0.50%     0.50%    0.50%    0.50%    0.50%     0.50%     0.50%     0.50%
   Ancillary fees............................    1.25%    1.25%     1.25%    1.25%    1.25%    1.25%     0.75%     0.75%     0.75%

-----------------------------

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

(b) Current assumptions for business loans are the estimated expected weighted-average prepayment rates over the securitization's estimated remaining life. The majority of the home equity loan prepayment rate ramps have been increased for the next 6 months to provide for the expected near term continuation of higher than average prepayment. Generally, trusts for both business and home equity loans that are out of the ramping period are based on historical averages.

(c)   Current experience is a six-month historical average.

(d) Amounts represent weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

      Na = not applicable

         Servicing Rights. As the holder of servicing rights on securitized loans, we are entitled to receive annual contractual servicing fees of 50 to 70 basis points on the aggregate outstanding loan balance. These fees are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. In addition, ancillary fees such as prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us, as servicer, as payments are collected from the borrowers. We also retain the interest paid on funds held in a trust's collection account until these funds are distributed from a trust.

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

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, the prepayment experience on our managed portfolio is more stable than the mortgage market in general. However, although we believe this stability has favorably impacted our ability to value the future cash flows from our servicing rights and interest-only strips because it increased the predictability of future cash flows, for the past five quarters our prepayment experience has exceeded our expectations for prepayments on our managed portfolio and as a result we have written down the value of our securitization assets. See "Securitizations" for further detail of the effects prepayments that were above our expectations have had on the value of our securitization assets.

         Whole Loan Sales. We also sell loans with servicing released referred to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. Gains from these sales are recorded as fee income. See "-- Securitizations" for information on the volume of whole loan sales and premiums recorded for the six months ended December 31, 2002 and 2001.

RESULTS OF OPERATIONS

Overview

         For the second quarter of fiscal 2003, net income decreased $0.3 million, or 13.8%, to $2.1 million compared to $2.4 million in the second quarter of fiscal 2002. Diluted earnings per common share were $0.69 on average common shares of 3,044,000 compared to $0.79 per share on average common shares of 3,119,000 for the second quarter of fiscal 2002. Dividends of $0.08 and $0.07 per share were paid for the quarters ended December 31, 2002 and 2001, respectively. The common dividend payout ratio based on diluted earnings per share was 11.6% for the second quarter of fiscal 2003 compared to 9.2% for the second quarter of fiscal 2002.

         For the six months ended December 31, 2002, net income increased $0.1 million, or 3.1%, to $3.9 million compared to $3.8 million for the same period in fiscal 2002. Diluted earnings per common share increased to $1.30 on average common shares of 3,014,000 compared to $1.19 per share on average common shares of 3,189,000 for the six months ended December 31, 2001. The increase in net income per share was due to the increase in net income and the lower number of shares outstanding due to our repurchases of our common stock. Dividends of $0.16 and $0.14 per share were paid for the six months ended December 31, 2002 and 2001, respectively. The common dividend payout ratio based on diluted earnings per share was 12.3% for the first six months ended December 31, 2002 compared to 11.8% for the first six months ended December 31, 2001.

         Increases in the gain on sale recorded during the first six months of fiscal 2003 were partially offset by increases in general and administrative expenses and other expenses and a $22.6 million valuation adjustment on securitization assets recorded during the six-month period ended December 31, 2002. See below for further discussion of gain on sale, general and administrative expenses, other expenses and the securitization assets valuation adjustment recorded during the period.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of our common stock, which was at the time and has continued to, trade at below book value. In addition, our consistent earnings growth at that time did not result in a corresponding increase in the market value of our common stock. The repurchase program was extended in fiscal 2000, 2001 and 2002. The total number of shares repurchased under the stock repurchase program was: 117,000 shares in fiscal 1999; 327,000 shares in fiscal 2000; 627,000 shares in fiscal 2001; and 352,000 shares in fiscal 2002. The cumulative effect of the stock repurchase program was an increase in diluted net earnings per share of $0.26 for the six months ended December 31, 2002 and 2001. We currently have no plans to continue to repurchase additional shares or extend the repurchase program.

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

         In December 2002, the Company's shareholders approved an increase in the number of shares of authorized preferred stock from 1.0 million shares to
3.0 million shares. The preferred shares may be used to raise equity capital, redeem outstanding debt or acquire other companies, although no such acquisitions are currently contemplated. The Board of Directors has discretion with respect to designating and establishing the terms of each series of preferred stock prior to issuance.

Loan Originations

         The following schedule details our loan originations (in thousands):

                                       Three Months Ended                 Six Months Ended
                                          December 31,                      December 31,
                                  ---------------------------       ----------------------------
                                     2002             2001             2002              2001
                                  ---------         ---------       ---------          ---------
Business purpose loans.......     $  32,187         $  32,268       $  61,050          $  61,892
Home equity loans............       370,764           326,538         712,617            615,963
                                  ---------         ---------       ---------          ---------
                                  $ 402,951         $ 358,806       $ 773,667          $ 677,855
                                  =========         =========       =========          =========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, decreased $0.8 million, or 1.4%, for the six months ended December 31, 2002, to $61.1 million from $61.9 million for the six months ended December 31, 2001. Although our business purpose loan originations have remained level, current economic conditions have had an adverse impact on smaller businesses and our ability to find qualified borrowers has become more difficult. In order to increase business purpose loan originations while maintaining our underwriting standards for business purpose loans, American Business Credit is in the process of expanding its marketing efforts into new geographic areas including the addition of personnel to serve the new areas. American Business Credit is also beginning to build relationships with loan brokers, which it believes will provide an additional source for loan originations in the future. In addition, our business loan subsidiary is focusing on cost control by identifying efficiencies and streamlining the business purpose loan origination process.

         Home equity loans originated by our subsidiaries, HomeAmerican Credit, doing business as Upland Mortgage and American Business Mortgage Services, Inc., and purchased through the Bank Alliance Program, increased $96.7 million, or 15.7%, for the six months ended December 31, 2002, to $712.6 million from $616.0 million for the six months ended December 31, 2001. Our home equity loan origination subsidiaries continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process. In addition, American Business Mortgage Services, Inc. is in the process of expanding its network of loan brokers to include a larger geographical area in order to reduce concentrations of loans in specific states. As a result of these efforts, as well as the favorable environment for originating home equity loans due to low interest rates, American Business Mortgage Services, Inc. loan originations for the six months ended December 31, 2002 increased by $43.8 million, or 18%, over the prior year period. In addition, the favorable interest rate environment and productivity gains in our Upland Mortgage branch operations have resulted in an increase in loan originations of $31.1 million, or 60%, over the prior year period. If interest rates remain level or increase our ability to make home equity loans may become more difficult and may result in increased costs to originate loans as a result of increasing advertising or geographic expansion or result in a lower volume of loan originations.

                                                Summary Financial Results
                                    (dollars in thousands, except per share data)

                                      Three Months Ended                            Six Months Ended
                                          December 31,                                December 31,
                                  ---------------------------    Percentage   -----------------------------     Percentage
                                        2002         2001         Increase        2002            2001           Increase
                                  -------------  ------------    ----------   ------------    -------------     ----------
Total revenues..................      $74,618      $60,034          24.3%       $149,085         $110,706          34.7%
Total expenses..................       70,979       55,810          27.2%        142,306          104,134          36.7%
Net income......................        2,111        2,450         (13.8%)         3,932            3,812           3.1%

Return on average equity........       11.20%       14.82%                        10.68%           11.48%
Return on average assets........        0.90%        1.17%                         0.85%            0.93%

Earnings per share:
   Basic........................        $0.72        $0.87         (17.2%)         $1.36            $1.30           4.6%
   Diluted......................        $0.69        $0.79         (12.7%)         $1.30            $1.19           9.2%
Dividends declared per share....        $0.08        $0.07          14.3%          $0.16            $0.14          14.3%

         Total Revenues. For the second quarter of fiscal 2003, total revenues increased $14.6 million, or 24.3%, to $74.6 million from $60.0 million for fiscal 2002. For the first six months of fiscal 2003, total revenues increased $38.4 million, or 34.7%, to $149.1 million from $110.7 million for the first six months of fiscal 2002. Growth in total revenues for both periods was the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans. For the second quarter of fiscal 2003, gains of $57.9 million were recorded on the securitization of $406.9 million of loans. This represents an increase of $13.3 million, or 29.9%, over gains of $44.6 million recorded on securitizations of $342.2 million of loans for the second quarter of fiscal 2002. For the six months ended December 31, 2002, gains of $115.9 were recorded on the securitization of $773.3 million of loans. This was an increase of $36.0, or 45.0% over gains of $79.9 million recorded on securitizations of $632.3 million of loans for the six months ended December 31, 2001.

         The increase in securitization gains for the three and six months ended December 31, 2002 was due to both an increase in interest rate spreads earned in our securitizations and an increase in the volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 15.0% for the six months ended December 31, 2002 from 12.6% on loans securitized for the six months ended December 31, 2001. Increases in interest rate spreads increase expected residual cash flows to us, the amount of cash we receive at the closing of a securitization from notional bonds or premiums on the sale of trust certificates and result in increases in the gains we recognize on the sale of loans into securitizations. See "-- Securitizations" for further detail of how securitization gains are calculated.

         The increase in interest rate spread for the six months ended December 31, 2002 compared to the six months ended December 31, 2001 resulted from decreases in pass-through interest rates on investor certificates issued by securitization trusts. For loans securitized during the six months ended December 31, 2002, the average loan interest rate was 11.18%, a 0.22% decrease from 11.40% on loans securitized during the six months ended December 31, 2001. However, the average interest rate on trust certificates issued in mortgage loan securitizations during the six months ended December 31, 2002 was 4.81%, a 0.72% decrease from 5.53% during the six months ended December 31, 2001. The resulting net improvement in interest rate spread was approximately 50 basis points.

         Also contributing to the increase in the securitization gain percentages for the six months ended December 31, 2002, was the increase in the amount of cash received at the closing of our securitizations. The improvement in the interest rate spread through fiscal 2002 to the present has enabled us to enter into securitization transactions structured to provide cash at the closing of the securitization through the sale of notional bonds, sometimes referred to as interest-only bonds or the sale of trust certificates at a premium. During the six months ended December 31, 2002 we received additional cash at the closing of our securitizations, due to these modified structures, of $21.8 million compared to $12.3 million in fiscal 2002. Securitization gains and cash received at the closing of securitizations were partially offset by initial overcollateralization requirements of $3.8 million in fiscal 2003. There was no initial overcollateralization requirement in fiscal 2002.

         The Office of Thrift Supervision has adopted a rule effective in July 2003, which will preclude us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws and regulations on new loan originations. Under the provisions of this rule we will be required to modify or eliminate the practice of charging a prepayment fee in some of the states where we originate loans and other fees we normally charge will also be modified or eliminated. This new rule will potentially reduce the gain on sale recorded in new securitizations in two ways. First, because the percentage of loans with prepayment fees will be reduced, the prepayment rates on securitized loan pools may increase and therefore the value of our interest-only strips will decrease due to the shorter average life of the securitized loan pool. Second, the value of our servicing rights retained in a securitization may decrease due a reduction in our ability to charge certain fees. We are currently evaluating the impact of the adoption of this rule on our future lending activities and results of operations.

         Interest and Fees. For the second quarter of fiscal 2003, interest and fee income decreased $0.9 million, or 16.9%, to $4.6 million compared to $5.5 million for the second quarter of fiscal 2002. For the six months ended December 31, 2002, interest and fee income decreased $2.7 million, or 23.6%, to $8.8 million compared to $11.5 million in the same period of fiscal 2002. Interest and fee income consists primarily of interest income earned on available for sale loans, premiums earned on whole loan sales and other ancillary fees collected in connection with loan and lease originations.

         During the second quarter of fiscal 2003, interest income decreased $0.2 million, or 8.8%, to $2.3 million from $2.5 million for the second quarter of fiscal 2002. During the six months ended December 31, 2002, interest income decreased $0.9 million, or 18.2%, to $4.1 million from $5.1 million for the six months ended December 31, 2001. This decrease was due to a lower weighted-average interest rate on loans available for sale from the prior fiscal year and lower interest rates earned on invested cash balances due to general decreases in market interest rates.

         Premiums on whole loan sales decreased $1.8 million, to $32 thousand for the six months ended December 31, 2002 from $1.8 million for the six months ended December 31, 2001. The volume of whole loan sales decreased 96.5%, to $1.5 million for the six months ended December 31, 2002 from $43.7 million for the six months ended December 31, 2001. The decrease in the volume of whole loan sales for the six months ended December 31, 2002 resulted from management's decision to securitize additional loans in the favorable securitization market experienced during the past year.

         Other fees were level for the second quarter of fiscal 2003 compared to the same period in fiscal 2002. Other fees decreased $0.1 million for the six months ended December 31, 2002 from the six months ended December 31, 2001. The decrease is mainly due to a decrease in leasing income, which resulted from our decision in fiscal 2000 to discontinue the origination of new leases. The ability to collect certain fees on loans we originate in the future may be impacted by proposed laws and regulations by various authorities.

         Interest Accretion on Interest-Only Strips. Interest accretion of $11.5 million and $22.2 million were earned in the three and six months ended December 31, 2002 compared to $8.6 million and $16.4 million in the three and six months ended December 31, 2001. The increase reflects the growth in the balance of our interest-only strips of $119.0 million, or 25.8%, to $579.6 million at December 31, 2002 from $460.6 million at December 31, 2001. In addition, cash flows from interest-only strips for the six months ended December 31, 2002 totaled $72.9 million, an increase of $24.0 million, or 49.0%, from the six months ended December 31, 2001 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels and stepdown overcollateralization levels.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended December 31, 2002, servicing income decreased $0.7, or 50.4%, to $0.6 million from $1.3 million for the three months ended December 31, 2001. For the six months ended December 31, 2002, servicing income decreased $0.8 million, or 25.7%, to $2.2 million from $2.9 million for the six months ended December 31, 2001. See "-- Securitizations" for further detail on the impact of prepayments on our securitization assets.

         The following table summarizes the components of servicing income for the three and six months ended December 31, 2002 and 2001 (in thousands):

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                      ----------------------------  --------------------------
                                                         2002           2001           2002          2001
                                                      -----------  --------------   -----------  ------------
         Contractual and ancillary fees.............  $    11,289  $        8,448   $    21,450  $     16,680
         Amortization of servicing rights...........      (10,645)         (7,150)      (19,269)      (13,746)
                                                      -----------  --------------   -----------  ------------
                                                      $       644  $        1,298   $     2,181  $      2,934
                                                      ===========  ==============   ===========  ============

         Total Expenses. Total expenses increased $15.2 million, or 27.2%, to $71.0 million for the three months ended December 31, 2002 compared to $55.8 million for the three months ended December 31, 2001. Total expenses increased $38.2 million, or 36.7%, to $142.3 million for the six months ended December 31, 2002 compared to $104.1 million for the six months ended December 31, 2001. As described in more detail below, this increase was mainly a result of increases in securitization asset valuation adjustments recorded during the six months ended December 31, 2002, increases in employee related costs and increases in general and administrative expenses.

         Interest Expense. For the second quarter of fiscal 2003, interest expense decreased $0.1 million, or 0.8%, to $17.2 million from $17.3 million for the second quarter of fiscal 2002. Average subordinated debt outstanding during the three months ended December 31, 2002 was $677.2 million compared to $594.4 million during the three months ended December 31, 2001. The effect of the increase in outstanding debt was offset by a decrease in the average interest rates paid on subordinated debt. Average interest rates paid on subordinated debt outstanding decreased to 9.47% during the three months ended December 31, 2002 from 10.90% during the three months ended December 31, 2001.

         During the first six months of fiscal 2003, interest expense stayed level at $34.2 million compared to the six months ended December 31, 2001. Average subordinated debt outstanding during the six months ended December 31, 2002 was $669.8 million compared to $580.7 million during the six months ended December 31, 2001. Average interest rates paid on subordinated debt outstanding decreased to 9.59% during the six months ended December 31, 2002 from 11.00% during the six months ended December 31, 2001.

         Rates offered on subordinated debt were reduced beginning in the fourth quarter of fiscal 2001 and have continued downward through the second quarter of fiscal 2003 in response to decreases in market interest rates as well as our lower cash needs. The average interest rate of subordinated debt issued at its peak rate, which was the month of February 2001, was 11.85% compared to the average interest rate of subordinated debt issued in the month of December 2002 of 7.88%. As the higher rate notes mature, we expect the average interest rate paid on subordinated debt to decline provided that market rates do not significantly increase.

         The average outstanding balances under warehouse lines of credit were $51.3 million during the three months ended December 31, 2002, compared to $29.9 million during the three months ended December 31, 2001. The average outstanding balances under warehouse lines of credit were $37.7 million during the six months ended December 31, 2002, compared to $29.0 million during the six months ended December 31, 2001. The increases in the average balances on warehouse lines was due to a higher volume of loans originated and lower average cash balances available for loan funding during the periods. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 1.25% to 2.5%. One-month LIBOR has decreased from approximately 1.9% at December 31, 2001 to 1.4% at December 31, 2002.

         Provision for Credit Losses. The provision for credit losses on available for sale loans and leases for the three months ended December 31, 2002 increased $0.1 million, or 13.1%, to $1.4 million, compared to $1.3 million for the three months ended December 31, 2001. The provision for credit losses on available for sale loans and leases for the six months ended December 31, 2002 increased $0.3 million, or 9.9%, to $3.0 million, compared to $2.7 million for the six months ended December 31, 2001. The increase in the provision for credit losses was primarily due to increases in loans in non-accrual status, which were generally repurchased from securitization trusts. Non-accrual loans were $9.9 million and $5.1 million at December 31, 2002 and 2001, respectively. See "-- Managed Portfolio Quality" for further detail.

         While we are under no obligation to do so, at times we elect to repurchase delinquent loans from the securitization trusts, some of which may be in foreclosure. Repurchasing loans benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from our interest-only strips. In addition, we elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 30 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses on these repurchased loans is included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 140, which was adopted on a prospective basis in the fourth quarter of fiscal 2001, or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited by contract. See "Securitizations -- Trigger Management" for further detail.

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 requires that we record an obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans, whether or not we actually repurchase them. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due. In accordance with the provisions of SFAS No. 140, we have recorded on our December 31, 2002 balance sheet a liability of $21.5 million for the repurchase of loans subject to these removal of accounts provisions. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts for the six months ended December 31, 2002 and fiscal years 2002 and 2001. We received $13.6 million of proceeds from the liquidation of repurchased loans and REO for the six months ended December 31, 2002 and $19.2 million and $10.9 million for the fiscal years 2002 and 2001, respectively. We had repurchased loans and REO remaining on our balance sheet in the amounts of $16.1 million, $9.4 million and $4.8 million at December 31, 2002 and June 30, 2002 and 2001, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Mortgage loan securitization trusts are listed only if repurchases have occurred.

                             Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts
                                                         (dollars in thousands)

                                       2001-3     2001-1     2000-3     2000-2     2000-1     1999-4     1999-3     1999-2    1999-1
                                      -------    -------    -------    -------    -------    -------    -------    -------   -------
Six months ended December 31, 2002:
   Business loans...................  $   349    $   267    $    --    $   561    $ 1,410    $ 1,073    $   451    $ 1,063   $   379
   Home equity loans................      853      2,143        247        741      2,882      2,063      2,862      1,601     3,559
                                      -------    -------    -------    -------    -------    -------    -------    -------   -------
     Total..........................  $ 1,202    $ 2,410    $   247    $ 1,302    $ 4,292    $ 3,136    $ 3,313    $ 2,664   $ 3,938
                                      =======    =======    =======    =======    =======    =======    =======    =======   =======
   Number of loans repurchased......       11         26          3         13         38         42         48         26        45

Year ended June 30, 2002:
   Business loans...................  $    --    $    --    $    --    $    --    $    --    $   194    $ 1,006    $   341   $   438
   Home equity loans................       --         --         --         --         84        944      3,249      2,688     2,419
                                      -------    -------    -------    -------    -------    -------    -------    -------   -------
      Total.........................  $    --    $    --    $    --    $    --    $    84    $ 1,138    $ 4,255    $ 3,029   $ 2,857
                                      =======    =======    =======    =======    =======    =======    =======    =======   =======
   Number of loans repurchased......       --         --         --         --          2         18         47         31        33

Year ended June 30, 2001:
   Business loans...................  $    --    $    --    $    --    $    --    $    --    $    --    $    --    $    --   $    --
   Home equity loans................       --         --         88        330         --         --         --         --        --
                                      -------    -------    -------    -------    -------    -------    -------    -------   -------
      Total.........................  $    --    $    --    $    88    $   330    $    --    $    --    $    --    $    --   $    --
                                      =======    =======    =======    =======    =======    =======    =======    =======   =======
   Number of loans repurchased......       --         --          1          2         --         --         --         --        --


(Continued)                            1998-4     1998-3     1998-2     1998-1     1997-2     1997-1     1996-2     1996-1     Total
                                      -------    -------    -------    -------    -------    -------    -------    -------   -------

Six months  ended December 31, 2002:
   Business loans...................  $    --    $   806    $    --    $    85    $    --    $   462    $   313    $   138   $ 7,357
   Home equity loans................       --      1,979        315        298         --        157        355         --    20,055
                                      -------    -------    -------    -------    -------    -------    -------    -------   -------
     Total..........................  $    --    $ 2,785    $   315    $   383    $    --    $   619    $   668    $   138   $27,412
                                      =======    =======    =======    =======    =======    =======    =======    =======   =======
   Number of loans repurchased......       --         36          4          6         --         10         12          1       321

Year  ended June 30, 2002:
   Business loans...................  $   632    $   260    $   516    $ 1,266    $ 1,729    $   183    $    --    $   104   $ 6,669
   Home equity loans................    4,649      5,575      1,548      1,770        223        239         60        123    23,571
                                      -------    -------    -------    -------    -------    -------    -------    -------   -------
     Total..........................  $ 5,281    $ 5,835    $ 2,064    $ 3,036    $ 1,952    $   422    $    60    $   227   $30,240
                                      =======    =======    =======    =======    =======    =======    =======    =======   =======
   Number of loans repurchased......       58         61         24         37         18          8          1          3       341

Year  ended June 30, 2001:
   Business loans...................  $   173    $   803    $   215    $   428    $ 2,252    $    --    $   380    $   250   $ 4,501
   Home equity loans................    1,310      3,886      1,284      1,686      1,764         --         92        109    10,549
                                      -------    -------    -------    -------    -------    -------    -------    -------   -------
     Total..........................  $ 1,483    $ 4,689    $ 1,499    $ 2,114    $ 4,016    $    --    $   472    $   359   $15,050
                                      =======    =======    =======    =======    =======    =======    =======    =======   =======
   Number of loans repurchased......       10         48         13         31         37         --          8          4       154

         The allowance for credit losses was $3.6 million, or 5.8% of gross receivables at December 31, 2002 compared to $3.7 million, or 6.6% of gross receivables at June 30, 2002 and $2.9 million, or 3.6% of gross receivables at December 31, 2001. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required.

         The following table summarizes changes in the allowance for credit losses for the three and six months ended December 31, 2002 and 2001 (in thousands):

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                      ---------------------------   -------------------------
                                                         2002           2001           2002          2001
                                                      ------------   ------------   ------------   ----------
         Balance at beginning of  period...........   $     3,184    $      3,356   $     3,705    $    2,480
         Provision for credit losses...............         1,436           1,270         2,974         2,706
         (Charge-offs) recoveries, net.............        (1,039)         (1,748)       (3,098)       (2,308)
                                                      -----------    ------------   -----------    ----------
                                                      $     3,581    $      2,878   $     3,581    $    2,878
                                                      ===========    ============   ===========    ==========

         The following table summarizes the changes in the allowance for credit losses by loan and lease type (in thousands):

                                                    Business            Home
                                                     Purpose           Equity          Equipment
         Three Months Ended December 31, 2002:        Loans             Loans            Leases             Total
         -------------------------------------        -----             -----            ------             -----
         Balance at beginning of period ...........  $   931           $ 1,977           $   276           $ 3,184
         Provision for credit losses ..............      778               573                85             1,436
         (Charge-offs) recoveries, net ............     (322)             (652)              (65)           (1,039)
                                                     -------           -------           -------           -------
         Balance at end of period .................  $ 1,387           $ 1,898           $   296           $ 3,581
                                                     =======           =======           =======           =======

                                                    Business            Home
                                                     Purpose           Equity          Equipment
         Six Months Ended December 31, 2002:          Loans             Loans            Leases             Total
         -----------------------------------          -----             -----            ------             -----
         Balance at beginning of period ...........  $ 1,388           $ 1,998           $   319           $ 3,705
         Provision for credit losses ..............      849             1,867               258             2,974
         (Charge-offs) recoveries, net ............     (849)           (1,966)             (283)           (3,098)
                                                     -------           -------           -------           -------
         Balance at end of period .................  $ 1,388           $ 1,899           $   294           $ 3,581
                                                     =======           =======           =======           =======

                                                    Business            Home
                                                     Purpose           Equity          Equipment
         Three Months Ended December 31, 2001:        Loans             Loans            Leases             Total
         -------------------------------------        -----             -----            ------             -----
         Balance at beginning of period ...........  $ 1,114           $ 1,883           $   359           $ 3,356
         Provision for credit losses ..............      275               787               208             1,270
         (Charge-offs) recoveries, net ............     (588)             (931)             (229)           (1,748)
                                                     -------           -------           -------           -------
         Balance at end of period .................  $   801           $ 1,739           $   338           $ 2,878
                                                     =======           =======           =======           =======

                                                    Business            Home
                                                     Purpose           Equity          Equipment
         Six Months Ended December 31, 2001:          Loans             Loans            Leases             Total
         -----------------------------------          -----             -----            ------             -----
         Balance at beginning of period ...........  $   591           $ 1,473           $   416           $ 2,480
         Provision for credit losses ..............      892             1,545               269             2,706
         (Charge-offs) recoveries, net ............     (682)           (1,279)             (347)           (2,308)
                                                     -------           -------           -------           -------
         Balance at end of period .................  $   801           $ 1,739           $   338           $ 2,878
                                                     =======           =======           =======           =======

         The increase in charge-offs for the first six-month period of fiscal 2003 compared to the same six-month period of fiscal 2002 was due to increases in the liquidation of loans repurchased from securitization trusts.

         Employee Related Costs. For the second quarter of fiscal 2003, employee related costs increased $2.3 million, or 26.7%, to $11.0 million from $8.7 million in the second quarter of fiscal 2002. For the six months ended December 31, 2002, employee related costs increased $4.1 million, or 24.6%, to $20.5 million from $16.5 million in the prior year. The increase was primarily attributable to additions of personnel to originate, service and collect loans. Total employees at December 31, 2002 were 1,048 compared to 963 at December 31, 2001. The remaining increase was attributable to annual salary increases as well as increases in the costs of providing insurance benefits to employees.

         Sales and Marketing Expenses. For the second quarter of fiscal 2003, sales and marketing expenses increased $0.1 million, or 1.7%, to $6.5 million from $6.4 million for the second quarter of fiscal 2002. For the six months ended December 31, 2002, sales and marketing expenses increased $0.7 million, or 5.9%, to $13.2 million from $12.4 million for the six months ended December 31, 2001. This increase was primarily due to an increase in expenses for direct mail advertising for home equity loan originations offset by decreases in newspaper advertisements for subordinated debt.

         General and Administrative Expenses. For the second quarter of fiscal 2003, general and administrative expenses increased $6.6 million, or 37.3%, to $24.4 million from $17.7 million for the second quarter of fiscal 2002. For the six months ended December 31, 2002, general and administrative expenses increased $15.0 million, or 44.3%, to $48.7 million from $33.8 million for the six months ended December 31, 2001. This increase for the six months ended December 31, 2002 compared to the same period in fiscal 2002 was primarily attributable to increases of approximately $9.4 million in costs associated with servicing and collecting our larger total managed portfolio including expenses associated with REO and delinquent loans, in addition to $4.3 million of trading losses on interest rate swap contracts classified as trading.

         Securitization Assets Valuation Adjustment. During the three months ended December 31, 2002, a write down through the Statement of Income of $10.6 million was recorded on our securitization assets compared to $4.5 million during the second quarter of fiscal 2002. Of the $10.6 million adjustment, $7.9 million was a write down of our interest-only strips and the remaining $2.6 million was a write down of our servicing rights. These adjustments reflect the impact of higher prepayment experience on home equity loans than anticipated during the period. This portion of the impact of increased prepayments was considered to be other than temporary and was therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights. During the six months ended December 31, 2002, write downs through the Statement of Income of $22.6 million were recorded compared to $4.5 million in fiscal 2002. See "-- Securitizations" for further detail of these adjustments.

BALANCE SHEET INFORMATION

Balance Sheet Data:
(Dollars in thousands, except per share data)

                                                       December 31,    June 30,
                                                          2002           2002
                                                       ------------  -----------
         Cash and cash equivalents ...................  $ 86,164      $108,599
         Loan and lease receivables, net:
            Available for sale .......................    76,613        61,650
            Interest, fees and other .................    13,027        12,292
         Interest-only strips ........................   579,604       512,611
         Servicing rights ............................   130,623       125,288
         Receivable for sold loans ...................     1,178         5,055
         Total assets ................................   941,693       876,375

         Subordinated debt ...........................   692,495       655,720
         Warehouse lines and other notes payable .....    11,016         8,486
         Accrued interest payable ....................    46,778        43,069
         Deferred income taxes .......................    38,701        35,124
         Total liabilities ...........................   865,301       806,997
         Total stockholders' equity ..................    76,392        69,378


         Book value per common share .................  $  25.99      $  24.40
         Total liabilities to tangible equity(c) .....     14.1x         14.9x
         Adjusted debt to tangible equity (a)(c) .....     12.2x         12.2x
         Subordinated debt to tangible equity(c) .....     11.3x         12.1x
         Interest-only strips to adjusted
            tangible equity (b)(c) ...................      4.3x          4.3x

-----------------------------
(a)  Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than five years.
(c)  Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $65.3 million, or 7.5%, to $941.7 million at December 31, 2002 from $876.4 million at June 30, 2002 primarily due to increases in loan and lease receivables available for sale, interest-only strips and servicing rights offset by a decrease in cash and cash equivalents.

         Cash and cash equivalents decreased mainly due to higher levels of loan receivables funded with cash, lower levels of cash received at the closing of our securitization in the second quarter of fiscal 2003 than had been received in recent periods, and cash paid on settlements of hedging activities during the period as well as a planned leveling in the issuance of subordinated debt during the six-month period.

         Loan and lease receivables increased $15.0 million or 24.3% due to an increase in loans receivable from securitization trusts. See Note 2 of the consolidated financial statements for an explanation of these loan receivables.

         Activity of our interest-only strips for the six months ended December 31, 2002 and 2001 were as follows (in thousands):

                                                                            Six Months Ended
                                                                               December 31,
                                                                       ---------------------------
                                                                         2002               2001
                                                                       ---------         ---------
         Balance at beginning of period .............................  $ 512,611         $ 398,519
         Initial recognition of interest-only strips, including
            initial overcollateralization of $3.8 million and $0 ....     94,182            72,307
         Cash flow from interest-only strips ........................    (72,858)          (48,894)
         Required purchases of additional overcollateralization .....     37,680            26,245
         Interest accretion .........................................     22,247            16,382
         Termination of lease securitization (a) ....................     (1,741)               --
         Net temporary adjustments to fair value (b) ................      7,485               504
         Other than temporary adjustments to fair value (b) .........    (20,002)           (4,462)
                                                                       ---------         ---------
         Balance at end of period ...................................  $ 579,604         $ 460,601
                                                                       =========         =========

         (a) Reflects release of lease collateral from a lease securitization trust which was terminated in accordance with the trust documents after the full payout of trust note certificates. Lease receivables of $1.6 million were recorded on our balance sheet as a result of the termination.
         (b) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

         The following table summarizes the purchases of overcollateralization by trust for the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001. See "-- Securitizations" for a discussion of overcollateralization requirements.

                            Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                                        (in thousands)

                                     2002-4    2002-3    2002-2    2002-1    2001-4    2001-3    2001-2    Other     Total
                                    --------  --------  --------  --------  --------  --------  --------  --------  --------
Six months ended December 31, 2002:
Initial overcollateralization ...... $  3,800  $     --  $     --  $     --  $     --  $     --  $     --  $     --  $  3,800
Required purchases of additional
   overcollateralization ...........        9     3,737     7,087     8,312     7,403     6,525     3,007     1,600    37,680
                                     --------  --------  --------  --------  --------  --------  --------  --------  --------
   Total ........................... $  3,809  $  3,737  $  7,087  $  8,312  $  7,403  $  6,525  $  3,007  $  1,600  $ 41,480
                                     ========  ========  ========  ========  ========  ========  ========  ========  ========

                                   2002-1  2001-4   2001-3   2001-2   2001-1   2000-4   2000-3   2000-2   2000-1   Other    Total
                                   ------  ------   ------   ------   ------   ------   ------   ------   ------   -----    -----
Year Ended June 30, 2002:
Required purchases of additional
   overcollateralization......... $ 3,814  $  908  $ 4,354  $11,654  $ 8,700  $ 6,326  $ 3,074  $ 4,978  $ 2,490  $  973  $47,271

                                   2001-2  2001-1   2000-4   2000-3   2000-2   2000-1   1999-4   1999-3   1999-2   Other    Total
                                   ------  ------   ------   ------   ------   ------   ------   ------   ------   -----    -----
Year Ended June 30, 2001:
Initial overcollateralization.... $    --  $   --  $    --  $    --  $   611  $    --  $    --  $    --  $    --  $   --  $   611
Required purchases of additional
   overcollateralization.........     959   2,574    6,049    4,051   10,160    7,519    5,960    3,719    2,316     638   43,945
                                  -------  ------  -------  -------  -------  -------  -------  -------  -------  ------  -------
    Total........................ $   959  $2,574  $ 6,049  $ 4,051  $10,771  $ 7,519  $ 5,960  $ 3,719  $ 2,316  $  638  $44,556
                                  =======  ======  =======  =======  =======  =======  =======  =======  =======  ======  =======

         Servicing rights increased $5.3 million, or 4.3%, to $130.6 million at December 31, 2002 from $125.3 million at June 30, 2002, due to the securitization of $773.3 million of loans during the six months ended December 31, 2002, partially offset by amortization of the servicing asset for fees collected during the same period, and a $2.6 million write down of the servicing asset mainly due to the impact of higher than expected prepayment experience.

         Total liabilities increased $58.3 million, or 7.2%, to $865.3 million from $807.0 million at June 30, 2002 primarily due to increases in subordinated debt outstanding and obligations to repurchase securitized loans recorded in other liabilities. See Note 2 of the consolidated financial statements for further detail of this obligation.

         During the six months ended December 31, 2002, subordinated debt increased $36.8 million, or 5.6%, to $692.5 million due to sales of subordinated debt used to repay existing debt, to fund loan originations and our operations and for general corporate purposes. Approximately $16.9 million of the increase in subordinated debt was due to the reinvestment of accrued interest on the subordinated debt at maturity. Subordinated debt was 11.3 times tangible equity at December 31, 2002, compared to 12.1 times as of June 30, 2002. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

Managed Portfolio Quality

     The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio (dollars in thousands):

                                         December 31, 2002             September 30, 2002                 June 30, 2002
                                       ---------------------          --------------------           ----------------------
Delinquency by Type                       Amount         %              Amount         %               Amount           %
-------------------                    -----------     -----          -----------    -----           -----------      -----
Business Purpose Loans
Total managed portfolio.............   $   385,139                    $   369,148                    $   361,638
                                       ===========                    ===========                    ===========
Period of delinquency:
    31-60 days......................   $     3,966      1.03%         $     3,852     1.04%          $     2,449       0.68%
    61-90 days......................         4,040      1.05                4,025     1.09                 1,648       0.46
    Over 90 days....................        35,708      9.27               34,467     9.34                32,699       9.03
                                       -----------     -----          -----------    -----           -----------      -----
    Total delinquencies.............   $    43,714     11.35%         $    42,344    11.47%          $    36,796      10.17%
                                       ===========     =====          ===========    =====           ===========      =====
REO.................................   $     6,021                    $     8,267                    $     6,220
                                       ===========                    ===========                    ===========
Home Equity Loans
Total managed portfolio.............   $ 2,933,492                    $ 2,806,490                    $ 2,675,559
                                       ===========                    ===========                    ===========
Period of delinquency:
    31-60 days......................   $    46,746      1.59%         $    50,578     1.80%          $    37,213       1.39%
    61-90 days......................        29,610      1.01               26,065     0.93                22,919       0.86
    Over 90 days....................       100,044      3.41               89,971     3.21                72,918       2.72
                                       -----------     -----          -----------    -----           -----------      -----
    Total delinquencies.............   $   176,400      6.01%         $   166,614     5.94%          $   133,050       4.97%
                                       ===========     =====          ===========    =====           ===========      =====
 REO.................................  $    28,403                    $    24,167                    $    27,825
                                       ===========                    ===========                    ===========
Equipment Leases
Total managed portfolio.............   $    16,907                    $    22,523                    $    28,992
                                       ===========                    ===========                    ===========
Period of delinquency:
    31-60 days......................   $       359      2.12%         $       338     1.50%          $       411       1.42%
    61-90 days......................            46      0.27                  181     0.80                    93       0.32
    Over 90 days....................           358      2.12                  389     1.73                   423       1.46
                                       -----------     -----          -----------    -----           -----------      -----
    Total delinquencies.............   $       763      4.51%         $       908     4.03%          $       927       3.20%
                                       ===========     =====          ===========    =====           ===========      =====
Combined
--------
Total managed portfolio.............   $ 3,335,538                    $ 3,198,161                    $ 3,066,189
                                       ===========                    ===========                    ===========
Period of delinquency:
    31-60 days......................   $    51,071      1.53%         $    54,768     1.71%          $    40,073       1.31%
    61-90 days......................        33,696      1.01               30,271     0.95                24,660       0.80
    Over 90 days....................       136,110      4.08              124,827     3.90               106,040       3.46
                                       -----------     -----          -----------    -----           -----------      -----
    Total delinquencies.............   $   220,877      6.62%         $   209,866     6.56%          $   170,773       5.57%
                                       ===========     =====          ===========    =====           ===========      =====
REO.................................   $    34,424      1.03%         $    32,434     1.01%          $    34,045       1.11%
                                       ===========     =====          ===========    =====           ===========      =====
Losses experienced during the three
    month period(a)(b):
    Loans...........................   $     5,849      0.72%         $     7,863     1.01%          $     5,315       0.72%
                                                       =====                         =====                            =====
    Leases..........................            65      1.33%                 201     3.13%                  390       4.83%
                                       -----------     =====          -----------    =====           -----------      =====
    Total managed portfolio.........   $     5,914      0.72%         $     8,064     1.03%          $     5,705       0.76%
                                       ===========     =====          ===========    =====           ===========      =====

(a)   Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $2.4 million ($0.9 million from charge-offs through the provision for loan losses and $1.5 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $3.5 million for the three months ended December 31, 2002. Losses recorded on our books were $4.2 million ($1.9 million from charge-offs through the provision for loan losses and $2.3 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $3.9 million for the three months ended September 30, 2002. Losses recorded on our books were $3.5 million ($1.6 million from charge-offs through the provision for loan losses and $1.9 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $2.2 million for the three months ended June 30, 2002. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                          December 31,   September 30,   June 30,
                                                              2002           2002          2002
                                                          ------------   -------------  ----------
         Delinquencies held as available for sale (a) .....  $9,494         $6,658         $5,918
                                                               15.3%          11.9%          11.2%

         Available for sale loans and leases in
            non-accrual status (b) ........................  $9,886         $7,093         $6,991
                                                               16.0%          12.7%          13.2%

         Allowance for losses on available for sale
            loans and leases ..............................  $3,581         $3,184         $3,705
                                                                5.8%           5.7%           6.6%

         Real estate owned on balance sheet ...............  $7,215         $4,508         $3,784

----------------------------
(a) Delinquent loans and leases held as available for sale are included in total delinquencies in the previously presented "Managed Portfolio Quality" table. Included in total delinquencies are loans in non-accrual status of $8.6 million, $6.2 million and $5.6 million at December 31, 2002, September 30, 2002 and June 30, 2002, respectively.

(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table.

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total managed portfolio were $220.9 million at December 31, 2002 compared to $209.9 million and $170.8 million at September 30, 2002 and June 30, 2002, respectively. Total delinquencies as a percentage of the total managed portfolio were 6.62% at December 31, 2002 compared to 6.56% and 5.57% at September 30, 2002 and June 30, 2002, respectively. The increases in delinquencies and delinquency percentages in fiscal 2003 were mainly due to the impact on our borrowers of continued uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers, and the seasoning of the managed portfolio. In addition, the delinquency percentage has increased due to increased prepayment rates resulting from refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A leveling in the growth of the managed portfolio as a result of higher prepayment rates and decreases in the growth of the origination of new loans also contributed to the increase in the delinquency percentage in fiscal 2003 from June 30, 2002. As the managed portfolio continues to season, and if economic conditions continue to lag or worsen, the delinquency rate may continue to increase. Delinquent loans and leases held as available for sale on our balance sheet increased from $5.9 million at June 30, 2002 to $9.5 million at December 31, 2002 primarily due to repurchases of loans from our mortgage securitization trusts. See "Results of Operations -- Provision for Credit Losses" for further detail of the impact of delinquencies.

         Real estate owned. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $34.4 million, or 1.03%, of the total managed portfolio at December 31, 2002 compared to $32.4 million, or 1.01%, and $34.0 million, or 1.11%, at September 30, 2002 and June 30, 2002, respectively. As our portfolio seasons and if economic conditions continue to lag or worsen, the REO balance may increase. Although the disposition of REO is affected by court processes, seasonality of the real estate market and other factors beyond our control, management has been making a concerted effort to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. The results of this effort are evident in the fact that REO as a percentage of the managed portfolio has remained level even though delinquencies have increased. This has been accomplished by adding additional personnel to the process and has included bulk sales of REO. Reducing the time properties are carried reduces carrying costs for interest on funding the cost of the property, legal fees, taxes, insurance and maintenance related to these properties. REO held by us on our balance sheet increased from $3.8 million at June 30, 2002 to $7.2 million at December 31, 2002 primarily due to repurchases of foreclosed loans from our mortgage securitization trusts.

         Loss experience. During the second quarter of fiscal 2003, we experienced net loan and lease charge-offs in our total managed portfolio of $5.9 million. On an annualized basis, during the second quarter of fiscal 2003, net loan and lease charge-offs were 0.72% of the total managed portfolio. For the three months ended September 30, 2002, net loan and lease charge-offs in our total managed portfolio were $8.1 million, or 1.03% of the average total managed portfolio. During the three months ended June 30, 2002, we experienced net loan and lease charge-offs in our total managed portfolio of $5.7 million, or 0.76% of the average total managed portfolio. Principal loss severity experience on delinquent loans generally has ranged from 10% to 25% of principal and loss severity experience on REO generally has ranged from 25% to 35% of principal. As noted above, we have attempted to reduce the time a loan remains in seriously delinquent status until the sale of an REO property in order to reduce carrying costs on the property. See "-- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity. See "-- Securitizations" for more detail on credit loss assumptions used to estimate the fair value of our interest-only strips and servicing rights compared to actual loss experience. Real estate values have generally continued to increase in recent periods and their increases have exceeded the rate of increase of many other types of investments in the current economy. If in the future this trend reverses and real estate values begin to decline our loss severity could increase.

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

                                                                   Amount Maturing After December 31, 2002
                                            ---------------------------------------------------------------------------------------
                                              Months      Months    Months    Months    Months     There-                   Fair
                                             1 to 12     13 to 24  25 to 36  37 to 48  49 to 60     after      Total        Value
                                            ---------    --------  --------  --------   -------   --------   ---------    ---------
Rate Sensitive Assets:
Loans and leases available for sale (a).    $  49,767    $    124  $    140  $    158   $   179   $  7,931   $  58,299    $  59,743
Interest-only strips..................        114,252     131,456   119,099   102,643    84,288    299,670     851,408    $ 579,604
Servicing rights......................         41,842      33,391    26,294    20,574    16,109     52,239     190,449    $ 130,623
Investments held to maturity..........             89         131       563       118         -          -         901    $     957

Rate Sensitive Liabilities:
Fixed interest rate borrowings........      $ 386,538    $140,245  $113,243  $ 17,740   $ 8,638   $ 27,031   $ 693,435    $ 675,104
Average interest rate.................          9.32%       9.39%     9.49%    10.83%    10.17%     11.70%      10.15%
Variable interest rate borrowings.....      $   9,521    $     50  $    423  $     16   $    66   $      -   $  10,076    $  10,076
Average interest rate.................          2.88%       3.16%     3.16%     3.16%     3.16%          -       2.89%

----------------------------
(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than three months prior to securitization. Receivables for securitized loans are excluded since we are not contractually obligated to repurchase these loans. See note 2 of the consolidated financial statements for further detail of these receivables.

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At December 31, 2002, $118.8 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 3.9% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of December 31, 2002, the interest rate sensitivity for $83.4 million of floating interest rate certificates issued by securitization trusts are managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for Use of Derivative Financial Instruments" for further detail.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. Currently, approximately 90-95% of business loans and 85-90% of home equity loans in the total managed portfolio are subject to prepayment fees. However, higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights is periodically performed. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience, economic conditions and other factors and adjusted if warranted. See "-- Securitizations" for further information regarding these assumptions and the impact of prepayments during this period.

         Subordinated Debt. We also experience interest rate risk to the extent that as of December 31, 2002 approximately $306.9 million of our liabilities were comprised of fixed interest rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded for subordinated debt increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

         Strategies for Use of Derivative Financial Instruments. All derivative financial instruments are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the statement of income in the period incurred.

Hedging activity

         From time to time derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest rates between the date loans are originated and the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. Generally, the period between loan origination and pricing of the pass-through interest rate is less than three months. Derivative financial instruments we use for hedging changes in fair value due to interest rate changes may include interest rate swaps, futures and forward contracts. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans or our residual interests in mortgage loans in our mortgage conduit facility, which we would expect to be included in a term securitization at a future date. The mortgage loans and mortgage loans underlying residual interests in mortgage pools consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities to match the maturities of the interest rate pass-through certificates. We may hedge potential interest rate changes in interest rate swap yield curves with interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The fair value of derivative financial instruments are based on quoted market prices. The fair value of the items hedged are based on current pricing of these assets in a securitization. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item would no longer be recognized as an adjustment to income.

         We recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three and six-month periods ended December 31, 2002 and 2001. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged. (in thousands):

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                 December 31,
                                             ----------------------------  --------------------------
                                                2002           2001           2002          2001
                                             ------------ ---------------  ------------ -------------
Offset by losses and gains recorded on
   securitizations:
Gains (losses) on derivative financial
   instruments.............................  $     1,104  $       (2,052)  $    (1,735) $    (3,426)

Offset by losses and gains recorded on the
   fair value of hedged items:
Gains (losses) on derivative financial
   instruments.............................       (2,087)              -        (3,054)           -

Amount settled in cash- received (paid)....       (2,422)         (2,052)       (2,422)      (3,426)

         Outstanding forward starting interest rate swap contracts by items hedged and associated unrealized losses recorded as liabilities on the balance sheet as of December 31, 2002 were as follows. There were no outstanding derivative contracts accounted for as hedges at December 31, 2001 or June 30, 2002. (in thousands):


                                           Notional          Unrealized
Item Hedged                                 Amount              Loss
-----------                                --------          ----------

Loans available for sale............       $29,680             $  734
Mortgage conduit facility assets....        54,690              1,353
                                           -------             ------
Total...............................       $84,370             $2,087
                                           =======             ======

         The sensitivity of the interest rate swap contracts held as of December 31, 2002 to a 0.1% change in market interest rates is $0.3 million.

Trading activity

         Generally, we do not enter into derivative financial instrument contracts for trading purposes. However, we have entered into derivative financial instrument contracts which we have not designated as hedges in accordance with accounting principles generally accepted in the United States of America and were therefore accounted for as trading assets or liabilities. During the three and six months ended December 31, 2002, we used interest rate swap contracts to protect the future securitization spreads on loans in our pipeline. Loans in the pipeline represent loan applications for which we are in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments. We believed there was a greater chance that market interest rates we would obtain on the subsequent securitization of these loans would increase rather than decline, and chose to protect the spread we could earn in the event of rising rates. However due to a decline in market interest rates during the period the contracts were in place, we recorded the following losses on interest rate swap contracts, which were used to manage interest rate risk on loans in our pipeline and were therefore classified as trading for the three and six-month periods ended December 31, 2002 and 2001 (in thousands):

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                 December 31,
                                             ----------------------------  --------------------------
                                                2002           2001           2002          2001
                                             ------------ ---------------  ------------ -------------
Trading losses on interest rate swaps....... $      (407) $       -        $    (2,924) $      -
Amount settled in cash- received (paid).....      (2,671)         -             (2,671)        -

         At December 31, 2002 outstanding interest rate swap contracts used to manage interest rate risk on loans in our pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                           Notional         Unrealized
                                            Amount             Loss
                                           --------         ----------

Interest rate swaps.................       $10,630           $   263

         In addition, for the three and six-month periods ended December 31, 2002, we recorded losses of $0.1 million and $1.0 million on an interest rate swap contract, which is not designated as an accounting hedge. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract was due to decreases in the interest rate swap yield curve during the period the contract was in place. Of the losses recognized during the six-month period, $0.4 million were unrealized losses representing the net change in the fair value of the contract during the quarter and $0.6 million were cash losses. The cumulative net unrealized loss of $0.8 million is included as a trading liability in Other liabilities at December 31, 2002.

         Terms of the interest rate swap agreement at December 31, 2002 were as follows (dollars in thousands):

         Notional amount ...................................    $   83,443
         Rate received - Floating (a) ......................         1.38%
         Rate paid - Fixed .................................         2.89%
         Maturity date .....................................    April 2004
         Unrealized loss ...................................    $      755
         Sensitivity to 0.1% change in interest rates ......    $       73

----------------------------
(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.


         Derivative transactions are measured in terms of a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but is only used as a basis to determine fair value, which is recorded on the balance sheet and to determine interest and other payments between the counterparties. Our exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. We attempt to manage this exposure by limiting our derivative financial instruments to those traded on major exchanges and where our counterparties are major financial institutions. At December 31, 2002, we held no derivative financial instruments in a gain position.

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

         Following is a summary of future payments required on our contractual obligations as of December 31, 2002 (in thousands):

                                                         Less than      1 to 3       4 to 5       After
Obligation                                     Total       1 year        years        years      5 years
-------------------------------------------  --------     --------     --------     --------     --------
Subordinated debt .........................  $692,495     $385,597     $253,487     $ 26,378     $ 27,033
Accrued interest - subordinated
   debt (a) ...............................    46,696       26,844       14,256        2,249        3,347
Warehouse and operating lines
   of credit ..............................    10,075       10,075           --           --           --
Capitalized lease (b) .....................       941          303          626           12           --
Operating leases (c) ......................    49,904        2,919        7,067        8,818       31,100
                                             --------     --------     --------     --------     --------
Total obligations .........................  $800,111     $425,738     $275,436     $ 37,457     $ 61,480
                                             ========     ========     ========     ========     ========

(a) This table reflects interest payment terms elected by subordinated debt holders as of December 31, 2002. In accordance with the terms of the subordinated debt offering, subordinated debt holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(b)  Amounts include principal and interest.
(c) Amounts include lease for office space assuming a July 1, 2003 start date. Actual start date is dependent upon various factors and may be different from assumed date.

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

         While we are under no obligation to do so, at times we elect to repurchase delinquent loans from the securitization trusts, some of which may be in foreclosure. Repurchasing loans benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from our interest-only strips. In addition, we elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of completed foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses for these repurchased loans is included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 140 or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited by contract. See " -- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" and "Securitizations -- Trigger Management" for further detail of our repurchase activity.

         Cash flow from operations, the issuance of subordinated debt and lines of credit fund our operating cash needs. Loan originations are funded through borrowings against warehouse credit facilities and sales into an off-balance sheet facility. Each funding source is described in more detail below.

         Cash flow from operations. One of our corporate goals is to achieve positive cash flow from operations. However, we cannot be certain that we will achieve our projections regarding declining negative cash flow or positive cash flow from operations. The achievement of this goal is dependent on our ability to:

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

         Cash flow from operations for the six months ended December 31, 2002 was a negative $41.3 million compared to negative $36.1 million for the first six months of fiscal 2002. Negative cash flow from operations increased $5.2 million, or 14.3%, for the six months ended December 31, 2002 from the six months ended December 31, 2001 mainly due to the funding of $3.8 million in initial overcollateralization from the proceeds of our December 2002 securitization, and a cash payment of an additional $1.6 million for the settlement of derivative contracts compared to the first six months of fiscal 2002. Increases in the proceeds from our securitizations from the sale of notional bonds and increases in the cash flow from interest-only strips in the first six months of fiscal 2003 were offset by increases in operating expenses, mainly general and administrative expenses to service and collect the larger managed portfolio.

         Compared to the first quarter of fiscal 2003 negative cash flow from operations for the second quarter of fiscal 2003 increased by $24.2 million. This increase was mainly attributable to a decrease in the cash we received at the closing of our second quarter securitization of $11.5 million which includes a decrease in the sale of notional bonds of $7.7 million from the first quarter and the requirement in the second quarter to fund $3.8 million of overcollateralization from the proceeds of the securitization. The amount of cash we receive and amount of overcollateralization we are required to fund at the closing of our securitizations is dependent upon a number of factors including market factors over which we have no control. Additionally, we funded $5.8 million of additional loans on our balance sheet and settled $5.0 million of losses on derivative contracts in cash during the second quarter. Although we expect negative cash flow from operations to continue in the foreseeable future, our goal is to continue to reduce our negative cash flow from operations from historical levels. We believe that if our business projections prove accurate, our cash flow from operations will become positive. However, negative cash flow from operations in the current fiscal year may continue to increase from fiscal 2002 levels because due to the nature of our operations, we generally expect the level of cash flow from operations to fluctuate.

         As was previously discussed, during the six months ended December 31, 2002, our actual prepayment experience on our managed portfolio was generally higher than our average historical levels for prepayments. Prepayments result in decreases in the size of our managed portfolio and decreases in the expected future cash flows to us from our interest-only strips and servicing rights. However, due to the favorable interest rate spreads, favorable overcollateralization requirements and levels of cash received at closing on our more recent securitizations we do not believe our recent increase in prepayment experience will have a significant impact on our expected cash flows from operations in the future.

         Other factors could negatively effect our cash flow and liquidity such as increases in mortgage interest rates legislation or other economic conditions which may make our ability to originate loans more difficult. As a result our costs to originate loans could increase or our volume of loan originations could decrease.

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

         The following is a description of the warehouse and operating lines of credit and mortgage conduit facilities, which were available to us at December 31, 2002 (in thousands):

                                                                                                                 Amount
                                                                                                Amount        Utilized Off-
                                                                            Facility         Utilized On-        Balance
                                                                             Amount          Balance Sheet        Sheet
                                                                           ---------         -------------    -------------
Revolving credit  and conduit facilities:
   Mortgage conduit facility, expiring July 2003 (a).....................  $ 300,000          $     Na           $75,792
   Warehouse revolving line of credit, expiring November 2003 (b) .......    200,000                --                Na
   Warehouse revolving line of credit, expiring March 2003 (c) ..........    100,000                --                Na
   Warehouse and operating revolving line of credit, expiring
     March 2003 (d)......................................................     50,000             9,521                Na
   Warehouse revolving line of credit, expiring October 2003 (e) ........     25,000                --                Na
   Operating revolving line of credit, expiring February 2003 (f) .......      1,200                --                Na
                                                                           ---------          --------           -------
Total revolving credit facilities........................................    676,200             9,521            75,792

Other facilities:
   Commercial paper conduit for lease production, maturity
     matches underlying leases (g).......................................        739               554               185
   Capitalized leases, maturing January 2006 (h).........................      1,006               941                Na
                                                                           ---------          --------           -------
Total credit facilities..................................................  $ 677,945          $ 11,016           $75,977
                                                                           =========          ========           =======

----------------------------
Na - not applicable for facility

(a) $300.0 million mortgage conduit facility. The facility provides for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "-- Application of Critical Accounting Policies" for further discussion of the off-balance sheet features of this facility.

(b) $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of this facility is continuously committed for the term of the facility with the remaining $100.0 million of the facility is available at Credit Suisse's discretion. The interest rate on the facility is based on one-month LIBOR plus a margin. Advances under this facility are collateralized by pledged loans.

(c) $100.0 million warehouse line of credit with Triple-A One Funding Corp., an affiliate of MBIA Insurance Corporation. Interest rates on this facility are based on commercial paper rates plus a margin. Advances under this facility are collateralized by pledged loans. Our intentions are to terminate this facility when it becomes due in March 2003.

(d) $50.0 million warehouse and operating credit facility which includes a sublimit for a letter of credit to secure lease obligations for corporate office space with JPMorgan Chase Bank. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. The amount of the letter of credit, which expires December 2003, was $6.0 million at December 31, 2002 and will vary over the term of the lease up to a maximum of $8.0 million. Obligations under the facility are collateralized by pledged loans, REO, and advances to securitization trusts. Advances on this line for general operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trusts 1997-2, 1998-1 and 1998-3. We are currently renegotiating this credit facility and temporarily have been granted an extension expiring March 2003. We can make no assurances that this credit facility will be extended, or if extended, will be on the same terms as described above.

(e) $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on one-month LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans.

(f) $1.2 million revolving line of credit facility from Firstrust Savings Bank. The obligations under this facility are collateralized by the cash flows from our investment in the ABFS 99-A lease securitization trust. The interest rate on the advances from this facility is one-month LIBOR plus a margin. We are currently negotiating a renewal of this facility and temporarily have been granted an extension expiring February 2003. We can make no assurances that this credit facility will be extended, or if extended, will be on the same terms as described above.

(g) The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases.

(h) Capitalized leases, imputed interest rate of 8.0%, collateralized by computer equipment.

         The warehouse credit agreements require that we maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits that we must meet as a condition to drawing on a particular line of credit. At December 31, 2002, we were in compliance with the terms of all financial covenants. Some of our financial covenants have minimal flexibility and we cannot say with certainty that we will continue to comply with the terms of all debt covenants. If we do not comply with the debt covenants in one of our credit facilities, we can utilize excess capacity in our other credit facilities for loan funding, request a waiver from our lender or request a renegotiation of the terms of the agreement in order to allow us to continue to draw down on the facility. There can be no assurance that a waiver or modification of terms would be granted us should one be requested in the future.

         Subordinated debt securities. The issuance of subordinated debt funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund growth and to partially fund maturities of subordinated debt. In addition, at times we may elect to utilize proceeds from the issuance of subordinated debt to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During the six months ended December 31, 2002, subordinated debt increased by $36.8 million, net of redemptions compared to $74.0 million in the first six months of fiscal 2002. The reduction in the level of subordinated debt sold was a result of our focus on becoming cash flow positive and reducing our reliance on subordinated debt.

         We registered $315.0 million of subordinated debt under a registration statement, which was declared effective by the Securities and Exchange Commission on October 3, 2002. Of the $315.0 million, $255.2 million of this debt was available for future issuance as of December 31, 2002.

         We intend to meet our obligation to repay such debt and interest as it matures with cash flow from operations, cash flows from interest-only strips and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations. Our unrestricted cash balances are sufficient to cover approximately 18.1% of the $412.4 million of subordinated debt and accrued interest maturities due within one year. Unrestricted cash balances were $74.7 million at December 31, 2002, compared to $99.6 million at June 30, 2002 and $104.3 million at December 31, 2001.

         The current low interest rate environment has provided an opportunity to reduce the interest rates offered on our subordinated debt. The weighted-average interest rate of our subordinated debt issued in the month of December 2002 was 7.88%, compared to debt issued in December 2001, which had a weighted-average interest rate of 8.54%. Debt issued at our peak rate, which was in February 2001, was at a rate of 11.85%. Our ability to further decrease the rates offered on subordinated debt, or maintain the current rates, depends on market interest rates and competitive factors among other circumstances. The weighted average remaining maturity of our subordinated debt at December 2002 and 2001 has stayed level at 17 months.

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

         As of December 31, 2002 and June 30, 2002, there are loans with an aggregate principal balance of $3.3 billion and $2.9 billion in 25 and 23 separate off-balance sheet entities which have $3.1 billion and $2.8 billion in investor certificates outstanding, respectively. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and are not required to make any additional investments in the trusts. See "-- Securitizations -- Summary of Selected Mortgage Loan Securitization Trust Information" for detail of the composition of each securitization trust.

         Other liquidity considerations. In December 2002, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of shares of authorized preferred stock from 1.0 million shares to 3.0 million shares. The preferred shares may be used to raise equity capital, redeem outstanding debt or acquire other companies, although no such acquisitions are currently contemplated. The Board of Directors has discretion with respect to designating and establishing the terms of each series of preferred stock prior to issuance.

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

         Our last three securitizations as of December 2002 were structured as senior/subordinate certificate structures which provide credit enhancement for senior certificates by the subordinated certificates. This structure has generally provided us with lower overcollateralization requirements among other benefits. We were notified by a rating agency that we did not qualify as a select servicer in connection with the September 2002 securitization due to some of the financial requirements of such rating agency and were required to enter into an agreement with an alternate servicer who would, among other responsibilities, assume our responsibilities for servicing that securitization trust's loans should we be unable to fulfill our servicing obligations. While we currently believe we qualify as a select servicer, if we did not qualify as a select servicer in connection with future securitizations due to financial requirements or other factors and we desire to enter into such securitizations structured as senior/subordinate certificate transactions, we would be required to enter into an agreement with an alternate servicer who would, among other responsibilities, assume our responsibilities for servicing that securitization trust's loans should we be unable to fulfill our servicing obligations. We do not anticipate that this servicing agreement requirement would limit our ability to structure future securitizations as a senior/ subordinate structure or that the additional cost to structure such securitizations would be material. Additionally, other structures could be available to us including an insured structure, which was the structure of our securitizations from 1996 to March of 2002.

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

         We are involved in a transaction with Lanard & Axilbund, Inc., a real estate brokerage and management firm in which our Director, Mr. Sussman, was a partner and is now Chairman Emeritus. This transaction related to our lease of new office space. As a result of this transaction, Lanard & Axilbund, Inc. has and will receive a commission from the owner of the building where we will be leasing office space. We believe that any commission to be received by Lanard & Axilbund, Inc. as a result of this transaction will be consistent with market and industry standards.

         Additionally, we have business relationships with other related parties, including family members of directors and officers, through which we have purchased appraisal services, office equipment and real estate advisory services. None of our related party transactions, individually or collectively, are material to our results of operations.

Recent Accounting Pronouncements

         Set forth below are proposed accounting pronouncements that may have a future effect on operations. The following description should be read in conjunction with the significant accounting policies, which have been adopted that are set forth in Note 1 of the notes to the June 30, 2002 consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. We plan to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on our financial condition or results of operations. We will adopt the new standard related to disclosure in the interim period beginning January 1, 2003.

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The Interpretation provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the Interpretation. Special purpose entities are one type of entity, which under certain circumstances may qualify as a variable interest entity. Although we use unconsolidated special purpose entities ("SPEs") extensively in our loan securitization activities, the Interpretation will not affect our current consolidation policies for SPEs as the Interpretation does not change the guidance incorporated in SFAS No. 140 which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. The Interpretation will therefore have no effect on our financial condition or results of operations and would not be expected to affect it in the future.

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

         In December 2002, we entered into a new lease for office space for the relocation of our corporate headquarters into Philadelphia, Pennsylvania. The eleven-year operating lease is expected to commence in fiscal 2004. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $3.8 million. We have entered into contracts, or may engage parties in the future, related to the relocation of our corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. The provisions of the lease and local and state grants will provide us with reimbursement of costs related to the relocation, subject to certain conditions. We do not believe our unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to our operations.

         The lease requires us to maintain a letter of credit in favor of the landlord to secure our obligations to the landlord throughout the term of the lease. The amount of the letter of credit is $6.0 million, which increases to $8.0 million and then declines over time to $4.0 million. The letter of credit is currently issued by JPMorgan Chase under our current lending facility with the bank and is secured by collateral pledged to the bank under the facility.

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


         The information on the web site listed above, is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. This web site is only intended to be an inactive textual reference.

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

         Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal controls and procedures for financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. As design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

         Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to our Company during the period when the Company's periodic reports are being prepared.

         In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         On November 22, 2002 the Court issued an Order in favor of Upland Mortgage dismissing the case. The plaintiff has appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit and the Court of Appeals has directed both parties to submit briefs on the issue of jurisdiction.

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

Item 2.  Changes in Securities

         In December 2002, our shareholders approved an increase to the number of authorized preferred shares from 1.0 million shares to 3.0 million shares. See the Amended and Restated Certificate of Incorporation attached as an exhibit hereto for information regarding the increase in authorized shares of preferred stock.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of the Company was held December 17, 2002. The following is a brief description of each matter voted on at the meeting.

The following directors were elected to the Board of Directors for a three-year term: Leonard Becker, Jerome Miller

The term of office of the following incumbent directors continued after the annual meeting:

Michael DeLuca, Richard Kaufman, Anthony J. Santilli, Harold E. Sussman

Stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation of the Company to provide for an increase in the number of authorized shares of Preferred Stock from 1,000,000 to 3,000,000 and to restate the Company's Amended and Restated Certificate of Incorporation to incorporate the amendment.

Stockholders approved a proposal to ratify the selection of BDO Seidman, LLP, independent certified public accountants, to audit the consolidated financial statements of American Business Financial Services, Inc. and its subsidiaries for the fiscal year ending June 30, 2003.

The results of the voting at the annual meeting were as follows:

                             Shares             Shares
                              For              Withheld
Proposal 1
Leonard Becker             2,883,146             14,209
Jerome Miller              2,883,146             14,209

                     Shares        Shares          Shares            Broker
                      For          Against       Abstaining         Nonvotes
Proposal 2         2,065,067       114,380          3,729           714,719
Proposal 3         2,883,486        10,209          3,176               n/a

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

  Exhibit
   Number                               Description
-----------     ----------------------------------------------------------------
    3.1          Amended and Restated Certificate of Incorporation

    3.2          Amended and Restated Bylaws

   10.1 Office Lease Agreement, dated November 27, 2002 and Addendum to Office Lease, dated November 27, 2002 between the Registrant and Wanamaker, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, dated December 9, 2002 and filed December 27, 2002.)

   10.2 Letter Agreement dated May 20, 2002 between the Registrant and the Commonwealth of Pennsylvania. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 9, 2002 and filed December 27, 2002.)

   10.3 Letter of Intent with PIDC Local Development Corporation dated December 3, 2002. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K, dated December 9, 2002 and filed December 27, 2002.)

   10.4 Letter of Credit from JPMorgan Chase Bank for $6,000,000 provided as security for a lease for office space

   10.5 12/02 Amendment to Senior Secured Credit Agreement for $50 million warehouse line, operating line and letter of credit with JPMorgan Chase.

   99.1          Chief Executive Officer's Certificate

   99.2          Chief Financial Officer's Certificate

Reports on Form 8-K -

The Company filed a current report on Form 8-K on December 27, 2002 announcing the Company's intention to move its headquarters from Montgomery County to the Wanamaker Building in Center City Philadelphia, PA.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: February 13, 2003            By: /s/ Albert W. Mandia
      -----------------               -----------------------------------------
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

Date: February 13, 2003           /s/ Anthony J. Santilli
                                  --------------------------------------------
                                  Anthony J. Santilli
                                  Chairman, President, Chief Executive Officer,
                                  Chief Operating Officer, and Director
                                  (principal executive officer)

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


Date: February 13, 2003                       /s/ Albert W. Mandia
                                              -----------------------------
                                              Albert W. Mandia
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)

                                  EXHIBIT INDEX
                                  -------------

  Exhibit
   Number                               Description
------------     ---------------------------------------------------------------

    3.1          Amended and Restated Certificate of Incorporation

    3.2          Amended and Restated Bylaws

   10.1 Office Lease Agreement, dated November 27, 2002 and Addendum to Office Lease, dated November 27, 2002 between the Registrant and Wanamaker, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, dated December 9, 2002 and filed December 27, 2002.)

   10.2 Letter Agreement dated May 20, 2002 between the Registrant and the Commonwealth of Pennsylvania. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 9, 2002 and filed December 27, 2002.)

   10.3 Letter of Intent with PIDC Local Development Corporation dated December 3, 2002. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K, dated December 9, 2002 and filed December 27, 2002.)

   10.4 Letter of Credit from JPMorgan Chase Bank for $6,000,000 provided as security for a lease for office space

   10.5 12/02 Amendment to Senior Secured Credit Agreement for $50 million warehouse line, operating line and letter of credit with JPMorgan Chase.

   99.1          Chief Executive Officer's Certificate

   99.2          Chief Financial Officer's Certificate