Form 10-Q
period 2003-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2003-05-15
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2003

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


         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [ X] NO

         The number of shares outstanding of the Registrant's sole class of common stock as of May 12, 2003 was 2,942,764 shares.

           American Business Financial Services, Inc. and Subsidiaries

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2003 and June 30, 2002...............................................1
Consolidated Statements of Income for the three and nine months ended March 31, 2003 and 2002....................2
Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 2003..........................3
Consolidated Statements of Cash Flow for the nine months ended March 31, 2003 and 2002...........................4
Notes to Consolidated Financial Statements.......................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................23
Item 3.  Quantitative and Qualitative Disclosure about Market Risk..............................................80
Item 4.  Controls and Procedures................................................................................80


PART II OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................81
Item 2.  Changes in Securities..................................................................................82
Item 3.  Defaults Upon Senior Securities........................................................................82
Item 4.  Submission of Matters to a Vote of Security Holders....................................................82
Item 5.  Other Information......................................................................................82
Item 6.  Exhibits and Reports on Form 8-K.......................................................................82

Part I  FINANCIAL INFORMATION
Item 1. Financial Statements

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                           March 31,               June 30,
                                                                             2003                    2002
                                                                          -----------             -----------
                                                                          (Unaudited)                (Note)
Assets
Cash and cash equivalents                                                 $    87,232             $   108,599
Loan and lease receivables, net
    Available for sale                                                         52,651                  52,622
    Interest and fees                                                          14,154                  12,292
    Other                                                                      21,254                   9,028
Interest-only strips (includes the fair value of
    overcollateralization related cash flows of $290,650 and
    $236,629 at March 31, 2003 and June 30, 2002)                             609,891                 512,611
Servicing rights                                                              132,925                 125,288
Prepaid expenses                                                                3,584                   3,640
Receivable for sold loans                                                           -                   5,055
Property and equipment, net                                                    18,092                  18,446
Other assets                                                                   33,156                  28,794
                                                                          -----------             -----------
Total assets                                                              $   972,939             $   876,375
                                                                          ===========             ===========

Liabilities
Subordinated debt                                                         $   710,218             $   655,720
Warehouse lines and other notes payable                                         6,782                   8,486
Accrued interest payable                                                       45,513                  43,069
Accounts payable and accrued expenses                                          21,268                  13,690
Deferred income taxes                                                          38,898                  35,124
Other liabilities                                                              73,033                  50,908
                                                                          -----------             -----------
Total liabilities                                                             895,712                 806,997
                                                                          -----------             -----------

Stockholders' equity
Preferred stock, par value $.001, authorized, 3,000,000 shares at March 31, 2003 and 1,000,000 shares at June 30, 2002,
    issued and outstanding, none                                                    -                       -
Common stock, par value $.001, authorized, 9,000,000 shares, issued: 3,653,037 shares at March 31, 2003 and 3,645,192 shares at June 30, 2002 (including Treasury shares of 710,273 at March
    31, 2003 and 801,823 at June 30, 2002)                                          4                       4
Additional paid-in capital                                                     23,985                  23,985
Accumulated other comprehensive income                                         15,442                  11,479
Retained earnings                                                              47,411                  47,968
Treasury stock, at cost                                                        (9,015)                (13,458)
                                                                          -----------             -----------
                                                                               77,827                  69,978
Note receivable                                                                  (600)                   (600)
                                                                          -----------             -----------
Total stockholders' equity                                                     77,227                  69,378
                                                                          -----------             -----------
Total liabilities and stockholders' equity                                $   972,939             $   876,375
                                                                          ===========             ===========

Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date. See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended                   Nine Months Ended
                                                                  March 31,                           March 31,
                                                        ----------------------------      -----------------------------
                                                           2003             2002              2003              2002
                                                        -----------     ------------      ------------       ----------
Revenues
Gain on sale of loans                                   $    54,504     $     49,220      $    170,394       $  129,139
Interest and fees                                             4,661            5,292            13,422           16,759
Interest accretion on interest-only strips                   12,114            9,538            34,361           25,920
Servicing income                                                486            1,282             2,667            4,216
Other income                                                      1              103                 7              107
                                                        -----------     ------------      ------------       ----------
Total revenues                                               71,766           65,435           220,851          176,141
                                                        -----------     ------------      ------------       ----------

Expenses
Interest                                                     16,824           17,191            51,057           51,467
Provision for credit losses                                   1,718            1,728             4,692            4,434
Employee related costs                                        9,418            9,467            29,965           25,953
Sales and marketing                                           6,963            6,498            20,136           18,937
General and administrative                                   26,157           18,824            74,890           52,589
Securitization assets valuation adjustment                   10,657            8,691            33,303           13,153
                                                        -----------     ------------      ------------       ----------
Total expenses                                               71,737           62,399           214,043          166,533
                                                        -----------     ------------      ------------       ----------

Income before provision for income taxes                         29            3,036             6,808            9,608

Provision (benefit) for income taxes                           (192)           1,275             2,655            4,035
                                                        -----------     ------------      ------------       ----------
Net Income                                              $       221     $      1,761      $      4,153       $    5,573
                                                        ===========     ============      ============       ==========

Earnings per common share:
   Basic                                                $      0.07     $       0.58      $       1.43       $     1.88
                                                        ===========     ============      ============       ==========
   Diluted                                              $      0.06     $       0.55      $       1.36       $     1.74
                                                        ===========     ============      ============       ==========

Average common shares:
   Basic                                                      2,941            2,844             2,909            2,963
                                                        ===========     ============      ============       ==========
   Diluted                                                    3,103            3,034             3,043            3,202
                                                        ===========     ============      ============       ==========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                 Common Stock
                              -------------------                  Accumulated
                               Number of            Additional        Other                                                Total
For the nine months ended        Shares              Paid-In      Comprehensive   Retained    Treasury        Note     Stockholders'
March 31, 2003:               Outstanding  Amount    Capital         Income       Earnings      Stock      Receivable     Equity
                              -----------  ------   ----------    -------------   --------    --------     ----------  -------------
Balance June 30, 2002           2,844      $   4    $  23,985       $  11,479     $ 47,968    $ (13,458)    $  (600)    $  69,378
Comprehensive income:
  Net income                       --         --           --              --        4,153           --          --         4,153
  Net unrealized gain on
    interest-only strips           --         --           --           3,963           --           --          --         3,963
                                -----      -----    ---------       ---------     --------    ---------     -------     ---------
Total comprehensive income         --         --           --           3,963        4,153           --          --         8,116

Exercise of non-employee stock
  options                          57         --           --              --         (569)         619          --            50
Shares issued to employees         38         --           --              --         (119)         492          --           373
Shares issued to directors          4         --           --              --          (42)          51          --             9
Stock dividend (10% of
  outstanding shares)              --         --           --              --       (3,281)       3,281          --            --
Cash dividends ($0.24 per
  share)                           --         --           --              --         (699)          --          --          (699)
                                -----      -----    ---------       ---------     --------    ---------     -------     ---------
Balance March 31, 2003          2,943      $   4    $  23,985       $  15,442     $ 47,411    $  (9,015)    $  (600)    $  77,227
                                =====      =====    =========       =========     ========    =========     =======     =========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (dollars in thousands)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                               2003                   2002
                                                                           -------------          ------------
Cash flows from operating activities
Net income                                                                 $      4,153           $      5,573
Adjustments to reconcile net income to net cash used in operating activities:
       Gain on sales of loans                                                  (170,394)              (129,139)
       Depreciation and amortization                                             38,085                 29,806
       Interest accretion on interest-only strips                               (34,361)               (25,920)
       Securitization assets valuation adjustment                                33,303                 13,153
       Provision for credit losses                                                4,692                  4,434
Loans originated for sale                                                    (1,226,712)            (1,048,706)
Proceeds from sale of loans                                                   1,208,940              1,049,999
Principal payments on loans and leases                                           14,626                  8,098
(Increase) decrease in accrued interest and fees on loan and lease
    receivables                                                                  (1,862)                 3,216
Purchase of initial overcollateralization on securitized loans                   (3,800)                     -
Required purchase of additional overcollateralization on securitized
    loans                                                                       (53,496)               (35,468)
Cash flow from interest-only strips                                             109,849                 70,729
Decrease in prepaid expenses                                                         56                     50
Increase in accrued interest payable                                              2,444                 11,589
Increase in accounts payable and accrued expenses                                 7,953                  2,254
Accrued interest payable reinvested in subordinated debt                         28,174                 20,545
(Decrease) increase in deferred income taxes                                       (549)                 2,738
Increase in loans in process                                                      1,884                    762
Other, net                                                                       (4,493)                (4,697)
                                                                           -------------          ------------
Net cash used in operating activities                                           (41,508)               (20,984)
                                                                           -------------          ------------

Cash flows from investing activities
Purchase of property and equipment, net                                          (4,277)                (3,090)
Principal receipts and maturity of investments                                       25                     19
                                                                           -------------          ------------
Net cash used in investing activities                                            (4,252)                (3,071)
                                                                           -------------          ------------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                               2003                   2002
                                                                           -------------          ------------
Cash flows from financing activities
Proceeds from issuance of subordinated debt                                $     136,977          $    177,820
Redemptions of subordinated debt                                                (110,653)              (95,579)
Net borrowings on revolving lines of credit                                         (495)               (7,311)
Principal payments on lease funding facility                                      (2,091)               (2,474)
Principal payments under capital lease obligations                                  (138)                    -
Net repayments of other notes payable                                                  -                  (156)
Financing costs incurred                                                            (688)               (1,497)
Lease incentive receipts                                                           2,123                     -
Exercise of employee stock options                                                    (2)                    -
Exercise of non-employee stock options                                                50                     -
Grant of restricted stock option                                                       9                     -
Cash dividends paid                                                                 (699)                 (628)
Repurchase of treasury stock                                                           -                (5,652)
                                                                           -------------          ------------
Net cash provided by financing activities                                         24,393                64,523
                                                                           -------------          ------------

Net (decrease) increase in cash and cash equivalents                             (21,367)               40,468
Cash and cash equivalents at beginning of year                                   108,599                91,092
                                                                           -------------          ------------
Cash and cash equivalents at end of year                                   $      87,232          $    131,560
                                                                           =============          ============

Supplemental disclosures:
Noncash transaction recorded for capitalized lease agreement:
       Increase in property and equipment                                  $      (1,020)         $          -
       Increase in warehouse lines and other notes payable                 $       1,020          $          -

Cash paid during the period for:
       Interest                                                            $      20,439          $     19,324
       Income taxes                                                        $         759          $      1,086

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2003

1. Basis of Financial Statement Presentation

American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a diversified financial services organization operating predominantly in the eastern and central portions of the United States. The Company originates, sells and services business purpose loans and home equity loans through its principal direct and indirect subsidiaries. The Company also processes and purchases home equity loans from other financial institutions through the Bank Alliance Services program.

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

Effective December 31, 1999, the Company de-emphasized and subsequent to that date, discontinued the equipment leasing origination business but continues to service the remaining portfolio of leases.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 standardizes practices related to the recognition of a liability for the fair value of a guarantor's obligation. The rule requires companies to record a liability for the fair value of its guarantee to provide or stand ready to provide services, cash or other assets. The rule applies to contracts that require a guarantor to make payments based on an underlying factor such as change in market value of an asset, collection of the scheduled contractual cash flows from individual financial assets held by an SPE, non-performance of a third party, for indemnification agreements, or for guarantees of the indebtedness of others among other things. The provisions of FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements were effective for statements of annual or interim periods ending after December 15, 2002.

Based on the requirements of this guidance for the quarter ended March 31, 2003, the Company has recorded a $0.7 million liability in conjunction with the sale of mortgage loans to the ABFS 2003-1 securitization trust which occurred in March 2003. This liability represents the fair value of periodic interest advances that the Company, as servicer of the securitized loans, is obligated to pay on behalf of delinquent loans in the trust. Recording of this liability reduces the gain on sale recorded for the securitization. The Company would expect to record a similar liability for each subsequent securitization, which generally occurs on a quarterly basis. The amount of the liability that will be recorded is dependent mainly on the volume of loans the Company securitizes, the expected performance of those loans and the interest rate of the loans. In the quarter ended March 31, 2003, the adoption of FIN 45 reduced net income by approximately $0.3 million and diluted earnings per share by $0.11. See Note 8 for further detail of this obligation.

In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003


1. Basis of Financial Statement Presentation (continued)

Recent Accounting Pronouncements (continued)

for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on the Company's financial condition or results of operations. The Company has adopted the new standard related to disclosure in the interim period beginning January 1, 2003. See Note 11 for further detail of the adoption of this rule.

In April 2003, the FASB began reconsidering the current alternatives available for accounting for stock-based compensation. The Company cannot predict whether the guidance will change the Company's current accounting for stock-based compensation, or what effect, if any, changes may have on the Company's current financial condition or results of operations.

In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. Special purpose entities ("SPEs") are one type of entity, which under certain circumstances may qualify as a variable interest entity. Although the Company uses unconsolidated SPEs extensively in its loan securitization activities, the guidance will not affect the Company's current consolidation policies for SPEs as the guidance does not change the guidance incorporated in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46 will therefore have no effect on the Company's financial condition or results of operations and would not be expected to affect it in the future. In March 2003, the FASB announced that it is reconsidering the permitted activities of a qualifying SPE. The Company cannot predict whether the guidance will change or what effect, if any, changes may have on the Company's current consolidation policies for SPEs.

Restricted Cash Balances

The Company held restricted cash balances of $9.4 million and $9.0 million related to borrower escrow accounts at March 31, 2003 and June 30, 2002, respectively, and $3.4 million at March 31, 2003 related to deposits for future settlement of interest rate swap contracts. There was no restricted cash related to interest rate swap contracts at June 30, 2002.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

2. Loan and Lease Receivables

Loan and lease receivables - Available for sale - were comprised of the following (in thousands):

                                                                    March 31,      June 30,
                                                                      2003          2002
                                                                    ---------     ---------
   Real estate secured loans (a)                                    $  49,121     $  48,116
   Leases, net of unearned income of $806 and $668 (b)                  5,483         8,211
                                                                    ---------     ---------
                                                                       54,604        56,327
   Less: allowance for credit losses on loan and lease
        receivables available for sale                                  1,953         3,705
                                                                    ---------     ---------
                                                                    $  52,651     $  52,622
                                                                    =========     =========

(a) Includes deferred direct loan origination costs of $1.4 million at March 31, 2003 and June 30, 2002.
(b) Includes deferred direct lease origination costs of $0.1 million and $0.4 million at March 31, 2003 and June 30, 2002, respectively.

Real estate secured loans have contractual maturities of up to 30 years.

At March 31, 2003 and June 30, 2002, the accrual of interest income was suspended on real estate secured loans of $5.9 million and $7.0 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans in the amount of $1.3 million and $2.9 million at March 31, 2003 and June 30, 2002, respectively.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

Loan and lease receivables - Interest and fees - are comprised mainly of accrued interest and fees on loans and leases that are less than 90 days delinquent. Additionally, Interest and fees include forbearance and deferment advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality" for a further description of these agreements. These amounts are carried at their estimated net recoverable value.

Loan and lease receivables - Other - is comprised of receivables for securitized loans. In accordance with the Company's securitization agreements, the Company has the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. In accordance with the provisions of SFAS No. 140, the Company has recorded an obligation for the repurchase of loans subject to these removal of accounts provisions, whether or not the Company plans to repurchase the loans. The obligation for the loans' purchase price is recorded in Other liabilities. A corresponding receivable is recorded at the lower of the loans' cost basis or fair value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements - Trigger Management" for more detail of removal of accounts provisions for securitized loans.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

3. Interest-Only Strips

Activity for interest-only strip receivables for the nine months ended March 31, 2003 and 2002 were as follows (in thousands):

                                                                        March 31,
                                                                 2003               2002
                                                            ---------------------------------
Balance at beginning of period                              $     512,611         $   398,519
Initial recognition of interest-only strips, including
    initial overcollateralization of $3.8 million and $0          141,511             112,869
Cash flow from interest-only strips                              (109,849)            (70,729)
Required purchases of additional overcollateralization             53,496              35,468
Interest accretion                                                 34,361              25,920
Termination of lease securitization (a)                            (1,741)                  -
Net temporary adjustments to fair value (b)                         8,286               1,253
Other than temporary fair value adjustment (b)                    (28,784)            (13,153)
                                                            ---------------------------------
Balance at end of period                                    $     609,891         $   490,147
                                                            =================================

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

Interest-only strips include overcollateralization balances that represent the excess of the principal balance of loans in a securitized pool over investor interests. Overcollateralization is established to provide credit enhancement to investors in securitization trusts. At March 31, 2003 and 2002, the fair value of overcollateralization related cash flows were $290.6 million and $223.1 million, respectively.

After a two-year period during which management's estimates required no valuation adjustments to its interest-only strips and servicing rights, declining interest rates and high prepayment rates over the last six quarters have required revisions to management's estimates of the value of these retained interests. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, the Company increased the prepayment rate assumptions used to value its securitization assets, thereby lowering the fair value of these assets. However, because the Company's prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuous declines in interest rates during this period to 40-year lows, the Company's prepayment experience exceeded even management's revised assumptions. As a result, over the last six quarters the Company has recorded cumulative write downs to its interest-only strips in the aggregate amount of $89.5 million and

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

3. Interest-Only Strips (continued)

an adjustment to the value of servicing rights of $4.5 million, for total adjustments of $94.0 million mainly due to its higher than expected prepayment experience. Of this amount, $55.3 million was expensed through the income statement and $38.7 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

During the first nine months of fiscal 2003, write downs of $50.0 million were recorded on the Company's securitization assets, including $45.5 million on interest-only strips and $4.5 million on servicing rights. Within the $50.0 million write down was a charge of $58.3 million mainly due to increases in prepayment experience, offset by $8.3 million of favorable fair value adjustments. The income statement impact on interest-only strips for the first nine months of fiscal 2003 was a write down of $33.3 million while the remaining $16.7 million was written down through other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force Issue No. 99-20.

The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. The Company had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, the Company had utilized derivative financial instruments to manage interest rate risk exposure on the Company's loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of the Company's quarterly revaluation of its interest-only strips and servicing rights, and the Company's own prepayment experience, the Company believes prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of April 8, 2003 that mortgage refinancings as a percentage share of total mortgage originations will decline from 71% in the first quarter to 33% in the fourth quarter of calendar 2003. The Mortgage Bankers Association of America has also projected in its April 2003 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase over the next three quarters. As a result of the analysis of these factors, the Company has increased its prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to its historical levels. However, the Company cannot predict with certainty what its prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value the Company's securitization assets and its actual experience may have a significant adverse impact on the value of these assets.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

3. Interest-Only Strips (continued)

The following table details the pre-tax write downs of the securitization assets (in thousands):

                                              Income             Other
                              Total          Statement       Comprehensive
       Quarter Ended        Write down        Impact         Income Impact
----------------------      ----------       ---------       -------------
September 30, 2002          $  16,739        $ 12,078          $   4,661
December 31, 2002 (a)          16,346          10,568              5,778
March 31, 2003 (b)             16,877          10,657              6,220
                            ---------        --------          ---------
Total Fiscal 2003           $  49,962        $ 33,303          $  16,659
                            =========        ========          =========

(a) includes a write down of $2.6 million to the carrying value of servicing rights through the income statement.
(b) Includes a write down of $1.9 million to the carrying value of servicing rights through the income statement.

4. Servicing Rights

Activity for the loan servicing rights asset for the nine months ended March 31, 2003 and 2002 were as follows (in thousands):

                                                     March 31,
                                               2003           2002
                                            -------------------------
Balance at beginning of period              $   125,288     $ 102,437
Initial recognition of servicing rights          42,171        37,371
Amortization                                    (30,015)      (21,614)
Write down                                       (4,519)            -
                                            -------------------------
Balance at end of period                    $   132,925     $ 118,194
                                            =========================

A write down of $4.5 million was recorded for the nine-month period ended March 31, 2003 on the value of servicing rights mainly due to the impact of increases in prepayment experience. This adjustment was recorded on the income statement for the nine months ended March 31, 2003 in accordance with SFAS No. 140, as a component of the securitization assets valuation adjustment.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

5. Other Assets and Other Liabilities

Other assets were comprised of the following (in thousands):

                                                         March 31,               June 30,
                                                           2003                   2002
                                                        -----------           ------------
    Goodwill                                            $    15,121           $     15,121
    Real estate owned                                         6,348                  3,784
    Financing costs, debt offerings                           4,424                  5,849
    Due from securitization trusts for
       servicing related activities                           2,805                  1,616
    Investments held to maturity                                892                    917
    Other                                                     3,566                  1,507
                                                        -----------           ------------
                                                        $    33,156           $     28,794
                                                        ===========           ============

Other liabilities were comprised of the following (in thousands):

                                                         March 31,               June 30,
                                                           2003                   2002
                                                        -----------           ------------
    Commitments to fund closed loans                    $    31,750           $     29,866
    Obligation for repurchase of securitized loans           25,005                 10,621
    Escrow deposits held                                      9,460                  9,011
    Hedging liabilities, at fair value                        2,809                      -
    Unearned lease incentives                                 2,123                      -
    Periodic advance guarantee                                  667                      -
    Trading liabilities, at fair value                          562                    461
    Other                                                       657                    949
                                                        -----------           ------------
                                                          $  73,033           $     50,908
                                                        ===========           ============

See Note 2 for an explanation of the obligation for the repurchase of securitized loans and Note 9 for an explanation of the Company's hedging and trading activities.

Unearned lease incentives represent reimbursements received in conjunction with the lease agreement for the Company's new corporate office space. These funds represent reimbursement from the landlord for leasehold improvements and furniture and equipment in the rented space and will be recognized as an offset to rent expense over the term of the lease.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

6. Subordinated Debt and Warehouse Lines and Other Notes Payable

Subordinated debt was comprised of the following (in thousands):

                                                      March 31,        June 30,
                                                        2003            2002
                                                      ---------       ---------
Subordinated debt (a)                                 $ 690,781       $ 640,411
Subordinated debt - money market notes (b)               19,437          15,309
                                                      ---------       ---------
Total subordinated debt (a)                           $ 710,218       $ 655,720
                                                      =========       =========

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                       March 31,      June 30,
                                                         2003           2002
                                                      ----------      ---------

Warehouse and operating revolving line of credit (c)  $   5,862       $   6,171
Lease funding facility (d)                                   38           2,128
Warehouse revolving line of credit (e)                        -             187
Capitalized leases (f)                                      882               -
                                                      ---------       ---------
Total warehouse lines and other notes payable         $   6,782       $   8,486
                                                      =========       =========

(a) Subordinated debt due April 2003 through March 2012, interest rates ranging from 4.00% to 13.00%; average rate at March 31, 2003 was 9.05%, average remaining maturity was 18 months, subordinated to all of the Company's senior indebtedness. The average rate on subordinated debt including money market notes was 8.91% at March 31, 2003.
(b) Subordinated debt-money market notes due upon demand, interest rate at 4.00%; subordinated to all of the Company's senior indebtedness.
(c) $50 million warehouse and operating revolving line of credit expiring December 2003, which includes a sublimit for a letter of credit that expires in December 2003 to secure lease obligations for corporate office space, collateralized by certain pledged loans, advances to securitization trusts, real estate owned and certain interest-only strips. The amount of the letter of credit was $8.0 million at March 31, 2003 and will vary over the term of the office lease.
(d) Lease funding facility matures through May 2003, collateralized by certain lease receivables.
(e) $25 million warehouse revolving line of credit expiring October 2003, collateralized by certain pledged loans.
(f) Capitalized leases, maturing through January 2006, imputed interest rate of 8.0%, collateralized by computer equipment.

At March 31, 2003, warehouse lines and other notes payable were collateralized by $8.2 million of loan and lease receivables and $1.0 million of computer equipment.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

In addition to the above, the Company had available to it the following credit facilities:

o $1.2 million operating line of credit expiring January 2004, fundings to be collateralized by an investment in the 99-A lease securitization trust. This line was unused at March 31, 2003.

o $200 million warehouse revolving line of credit expiring November 2003, collateralized by certain pledged loans. This line was unused at March 31, 2003.

o $300.0 million facility, expiring July 2003, which provides for the sale of mortgage loans into an off-balance sheet funding facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Off-Balance Sheet Arrangements" for further discussion of the off-balance sheet features of this facility. At March 31, 2003, $29.5 million of this facility was utilized.

Interest rates paid on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 1.25% to LIBOR plus 2.50%. The weighted-average interest rate paid on the revolving credit facilities was 2.80% and 3.35% at March 31, 2003 and June 30, 2002, respectively.

The terms of the warehouse lines and operating lines of credit require the Company to meet specific financial covenants and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits that the Company must meet as a condition to drawing on a particular line of credit. At March 31, 2003, the Company was in compliance with the terms of all debt agreements.

Under a registration statement declared effective by the Securities and Exchange Commission on October 3, 2002, the Company registered $315.0 million of subordinated debt. Of the $315.0 million, $187.5 million of debt from this registration statement was available for future issuance as of March 31, 2003.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

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

The Hale case consists of five separate counts - three purported class action counts and two individual counts. On November 22, 2002 the Illinois Federal District Court granted Upland Mortgage's motion to dismiss the three class action counts, but a judgment erroneously dismissing all five counts of the case was entered in the docket. The plaintiff appealed the dismissal to the United States Court of Appeals for the Seventh Circuit but, on February 14, 2003, the Court of Appeals dismissed the appeal for lack of jurisdiction, on the grounds that the judgment entered by the Illinois Federal District Court was erroneous and did not constitute a final disposition of all counts of the case. Action on the two remaining individual counts in the Illinois Federal District Court has resumed and discovery has been scheduled.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

8. Commitments

Lease Agreements

In December 2002, the Company entered into a new lease for an office space for the relocation of the Company's corporate headquarters into Philadelphia, Pennsylvania. The eleven-year operating lease is expected to commence in fiscal 2004. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $4.2 million.

The Company has entered into contracts, or may engage parties in the future, related to the relocation of the corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. As of March 31, 2003, the Company has contracted for services and equipment totaling $10.5 million related to the office relocation. The provisions of the lease and local and state grants will provide the Company with reimbursement of a substantial amount of these costs related to the relocation, subject to certain conditions and limitations. The Company does not believe that its unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to its operations.

The lease requires the Company to maintain a letter of credit in favor of the landlord to secure the Company's obligations to the landlord throughout the term of the lease. The amount of the letter of credit is currently $8.0 million and will decline over time to $4.0 million. The letter of credit is currently issued by JPMorgan Chase under the Company's current lending facility with JPMorgan Chase.

In March 2003, the Company entered into a new lease agreement for office space in Roseland, New Jersey for the relocation of the Company's regional processing center presently located in Roseland, New Jersey. The nine-year lease is expected to commence in May 2003. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million. The provisions of the lease require the landlord to assume the costs to ready the premises for occupancy, subject to certain conditions and limitations. The Company does not believe that its expenses or cash outlay related to the relocation will be material to its operations.

Periodic Advance Guarantees

As the servicer of securitized loans, the Company is obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in a trust's collection account. If the funds available from the trust's collection account are insufficient to make the required interest advances, then the Company is required to make the advance from its operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from the Company. However, the Company can recover any advances the Company makes from its operating cash from the subsequent month's mortgage loan

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

8. Commitments (continued)

Periodic Advance Guarantees (continued)

payments to the applicable trust prior to any distributions to the certificate holders.

The Company adopted FIN 45 on a prospective basis for guarantees that are issued or modified after December 31, 2002. Based on the requirements of this guidance for the quarter ended March 31, 2003, the Company has recorded a $0.7 million liability in conjunction with the sale of mortgage loans to the ABFS 2003-1 securitization trust which occurred in March 2003. This liability represents its estimate of the fair value of periodic interest advances that the Company as servicer of the securitized loans, is obligated to pay to the trust on behalf of delinquent loans. The fair value of the liability was estimated based on an analysis of historical periodic interest advances and recoveries from securitization trusts.

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

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

9. Derivative Financial Instruments (continued)

The Company recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three and nine-month periods ended March 31, 2003 and 2002. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                  Three Months Ended          Nine Months Ended
                                                       March 31,                   March 31,
                                             ----------------------------  --------------------------
                                                 2003          2002            2003         2002
                                             ----------------------------  --------------------------
Offset by gains and losses recorded on
    securitizations:
Losses on derivative financial instruments     $  (2,071)    $    (135)      $  (3,806)    $ (4,923)

Offset by gains and losses recorded on the
    fair value of hedged items:
Losses on derivative financial instruments           (16)           --          (3,070)          --

Amount settled in cash - paid                     (2,619)         (135)         (5,041)      (4,923)

At March 31, 2003 outstanding forward starting interest rate swap contracts accounted for as hedges and unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                            Notional       Unrealized
                                             Amount           Loss
                                            --------       ----------

Forward starting interest rate swaps        $47,497        $  2,809

Trading activity

The Company recorded the following losses on forward starting interest rate swap contracts, which were used to manage interest rate risk on loans in the Company's pipeline and were therefore classified as trading for the three and nine-month periods ended March 31, 2003 and 2002 (in thousands):

                                                  Three Months Ended          Nine Months Ended
                                                       March 31,                   March 31,
                                             ----------------------------  --------------------------
                                                 2003          2002            2003         2002
                                             ----------------------------  --------------------------
Trading losses on forward starting interest
  rate swaps                                 $      (784) $         --       $  (3,708)    $     --
Amount settled in cash - paid                         --            --          (2,671)          --

At March 31, 2003 outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans in the Company's pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                            Notional       Unrealized
                                             Amount           Loss
                                            --------       ----------

Forward starting interest rate swaps        $72,503          $  22

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

9. Derivative Financial Instruments (continued)

In addition, for the three and nine-month periods ended March 31, 2003, respectively, the Company recorded losses of $0.1 million and $1.1 million on an interest rate swap contract which is not designated as an accounting hedge, and gains of $0.5 million for the three and nine-month periods ended March 31, 2002. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract was due to decreases in the interest rate swap yield curve during the period the contract was in place. Of the losses recognized during the nine-month period, $0.3 million were unrealized losses representing the net change in the fair value of the contract during the period and $0.8 million were cash losses. The cumulative net unrealized loss of $0.5 million is included as a trading liability in Other liabilities at March 31, 2003.

10. Earnings Per Share

Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands, except per share data):

                                                       Three Months Ended              Nine Months Ended
                                                           March 31,                        March 31,
                                                  -------------------------         ------------------------
                                                     2003            2002             2003           2002
                                                  ---------       ---------         ---------      ---------
Earnings
(a) Net Income                                    $     221       $   1,761         $   4,153      $  5,573
                                                  =========       =========         =========      ========
Average Common Shares
(b) Average common shares outstanding                 2,941           2,844             2,909         2,963
    Average potentially dilutive shares                 162             190               134           239
                                                  ---------       ---------         ---------      --------
(c) Average common and potentially
    dilutive shares                                   3,103           3,034             3,043         3,202
                                                  =========       =========         =========      ========
Earnings Per Common Share
Basic (a/b)                                       $    0.07       $    0.58         $    1.43      $   1.88
Diluted (a/c)                                     $    0.06       $    0.55         $    1.36      $   1.74

11. Stock Option and Stock Incentive Plans

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

The Company accounts for stock options issued under these plans using the intrinsic value method, and accordingly, no expense is recognized where the exercise price equals or exceeds the fair value of the common stock at the date of grant. Had the Company accounted for stock options granted under these plans using the fair value method, pro forma net income and earnings per share would have been as follows (in thousands, except per share data):

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

11. Stock Option and Stock Incentive Plans (continued)

                                            Three Months Ended                       Nine Months Ended
                                                 March 31,                               March 31,
                                     -------------------------------          -----------------------------
                                          2003               2002                 2003               2002
                                     -------------------------------          -----------------------------
Net income
    As reported                      $      221          $     1,761          $     4,153       $     5,573
    Pro forma                        $      285          $     1,694          $     4,101       $     5,488
Earnings per share - basic
    As reported                      $     0.07          $      0.58          $      1.43       $      1.88
    Pro forma                        $     0.10          $      0.60          $      1.41       $      1.85
Earnings per share - diluted
    As reported                      $     0.06          $      0.55          $      1.36       $      1.74
    Pro forma                        $     0.09          $      0.56          $      1.35       $      1.71

12. Segment Information

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

The All Other caption on the following tables mainly represents segments that do not meet the SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defined thresholds for determining reportable segments, financial assets not related to operating segments and is mainly comprised of interest-only strips, unallocated overhead and other expenses of the Company unrelated to the reportable segments identified.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

           American Business Financial Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2003

12. Segment Information (continued)

Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements (in thousands):

                                                    Treasury
Nine months ended                     Loan            and                              Reconciling
March 31, 2003:                    Origination      Funding    Servicing    All Other     Items      Consolidated
                                   -----------      -------    ---------    ---------  -----------   ------------
External revenues:
   Gain on sale of loans...........  $ 170,394    $       -    $       -    $       -   $       -      $ 170,394
   Interest income.................      5,930          322          590       34,361           -         41,203
   Non-interest income.............      6,169            3       33,031            -     (29,949)         9,254
Inter-segment revenues                       -       56,681            -       57,673    (114,354)             -
Operating expenses:
   Interest expense................     17,263       50,025         (247)      40,697     (56,681)        51,057
   Non-interest expense............     37,621        7,068       30,221       49,087           -        123,997
   Depreciation and amortization...      2,467           84          885        2,250           -          5,686
   Securitization assets valuation
     adjustment....................          -            -            -       33,303           -         33,303
   Inter-segment expense...........     87,622            -            -            -     (87,622)             -
Income tax expense (credit)........     14,633          (67)       1,077      (12,988)          -          2,655
                                     ---------    ---------    ---------    ---------   ---------      ---------
Net income (loss)..................  $  22,887    $    (104)   $   1,685    $ (20,315)  $       -      $   4,153
                                     =========    =========    =========    =========   =========      =========
Segment assets.....................  $ 100,636    $ 192,470    $ 126,763    $ 647,729   $ (94,659)     $ 972,939
                                     =========    =========    =========    =========   =========      =========


                                                    Treasury
Nine months ended                     Loan            and                              Reconciling
March 31, 2002:                    Origination      Funding    Servicing    All Other     Items      Consolidated
                                   -----------      -------    ---------    ---------  -----------   ------------
External revenues:
   Gain on sale of loans...........  $ 129,139    $       -    $       -    $       -   $       -      $ 129,139
   Interest income.................      5,705          738        1,041       25,920           -         33,404
   Non-interest income.............      9,222            1       25,762          102     (21,489)        13,598
Inter-segment revenues                       -       56,028            -       53,754    (109,782)             -
Operating expenses:
   Interest expense................     14,485       50,417           99       42,494     (56,028)        51,467
   Non-interest expense............     30,005        8,297       22,883       35,537           -         96,722
   Depreciation and amortization...      2,518          105          823        1,745           -          5,191
   Securitization assets valuation
     adjustment....................          -            -            -       13,153           -         13,153
   Inter-segment expense...........     75,243            -            -            -     (75,243)             -
Income tax expense (credit)........      9,162         (862)       1,259       (5,524)          -          4,035
                                     ---------    ---------    ---------    ---------   ---------      ---------
Net income (loss)..................  $  12,653    $  (1,190)   $   1,739    $  (7,629)  $       -      $   5,573
                                     =========    =========    =========    =========   =========      =========
Segment assets.....................  $  87,211    $ 204,993    $ 119,069    $ 551,845   $ (77,772)     $ 885,346
                                     =========    =========    =========    =========   =========      =========

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

GENERAL

         We are a diversified financial services organization operating predominantly in the eastern and central portions of the United States. We originate, sell and service business purpose loans and home equity loans through our principal direct and indirect subsidiaries. We also process and purchase home equity loans from other financial institutions through the Bank Alliance Services program.

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

         Initially, we finance our loans under several secured and committed credit facilities. These credit facilities are generally revolving lines of credit, which we have with several financial institutions that enable us to borrow on a short-term basis against our loans. We then securitize or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these revolving credit facilities. We also have a committed mortgage conduit facility with a financial institution that enables us to sell our loans into an off-balance sheet facility. Additionally, we rely upon funds generated by the sale of subordinated debt and other borrowings to fund our operations and to repay our debt as it matures. At March 31, 2003, $710.2 million of subordinated debt was outstanding and revolving credit and conduit facilities totaling $576.2 million were available, of which $35.4 million was drawn upon on that date. We expect to continue to rely on the borrowings to fund our operations and to repay maturing subordinated debt. For a description of our credit facilities and subordinated debt see "-- Liquidity and Capital Resources." For a description of our securitization activity see "-- Off-Balance Sheet Arrangements."

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

         Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants, failing to adequately disclose the material terms of loans to the borrowers and abusive servicing and collections practices. As a result of initiatives such as these, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on our profitability. These laws and regulations may limit our ability to securitize loans originated in certain states or localities due to rating agency, investor or market restrictions. As a result, we have limited the types of loans we offer in some states and may discontinue originating loans in other states or localities.

         Additionally, the United States Congress is currently considering a number of proposed bills or proposed amendments to existing laws, such as the "Ney - Lucas Responsible Lending Act of 2003" introduced February 11, 2003 into the U.S. House of Representatives, which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are allowed to charge, including prepayment fees, restricting the terms we are allowed to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. While we cannot predict whether or in what form Congress may adopt these bills or amendments, we are currently evaluating the potential impact of these bills and amendments, if adopted, on our lending practices and results of operations.

         In addition to new regulatory initiatives with respect to so-called "predatory lending" practices, current laws or regulations in some states restrict our ability to charge prepayment penalties and late fees. We have used the Federal Alternative Mortgage Transactions Parity Act of 1982, which we refer to as the Parity Act, to preempt these state laws for loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule effective in July 2003, which will preclude us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we will be required to modify or eliminate the practice of charging prepayment and other fees in some of the states where we originate loans. Additionally, in a recent decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. We are currently evaluating the impact of the adoption of the new rule by the Office of Thrift Supervision and of the recent court decision in New Jersey on our future lending activities and results of operations.

         We are also subject, from time to time, to private litigation, including actual and purported class action suits. See Note 7 of the Consolidated Financial Statements for a description of one purported class action suit currently pending. We expect that, as a result of the publicity surrounding predatory lending practices and the recent New Jersey court decision regarding the Parity Act, we may be subject to other class action suits in the future.

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

         Revenue Recognition. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the nine months ended March 31, 2003 were 77.2% of total revenues. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 80% in the first nine months of fiscal 2003 and 2002 of the securitization gains were based on estimates of the fair value of retained interests. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         Interest-Only Strips. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 62.7% of our total assets at March 31, 2003 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. Our expected future cash flows from our interest-only strips are re-evaluated on a quarterly basis. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if deemed appropriate. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment. In accordance with the provisions of Emerging Issues Task Force guidance, referred to as EITF 99-20 in this document, changes in the fair value of interest-only strips that are deemed to be temporary changes are recorded through other comprehensive income, a component of stockholders' equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement which would adversely affect our income in the period of adjustment. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

         Interest accretion income represents the yield component of cash flows received on interest-only strips. We use a prospective approach to estimate interest accretion. As previously discussed, we update estimates of residual cash flow from our securitizations on a quarterly basis. Under the prospective approach, when it is probable that there is a favorable or unfavorable change in estimated residual cash flow from the cash flow previously projected, we recognize a larger or smaller percentage of the cash flow as interest accretion. Any change in value of the underlying interest-only strip could impact our current estimate of residual cash flow earned from the securitizations. For example, a significant change in market interest rates could increase or decrease the level of prepayments, thereby changing the size of the total managed loan portfolio and related projected cash flows. The managed portfolio includes loans held as available for sale on our balance sheet and loans serviced for others.

         Servicing Rights. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers, net of estimated compensation that would be required by a substitute servicer, represented 13.7% of our total assets at March 31, 2003. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic and market conditions and are changed if deemed appropriate. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of estimated future servicing income on that particular pool of loans. A review for impairment is performed on a quarterly basis by stratifying the serviced loans by loan type, which is considered to be the predominant risk characteristic. If our analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be required. During the nine months ended March 31, 2003, our valuation analysis indicated that valuation adjustments of $4.5 million were required for impairment due to higher than expected prepayment experience. The write downs were recorded in the income statement in the second and third quarters of fiscal 2003. Impairment is measured as the excess of carrying value over fair value.

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

         Development of Critical Accounting Estimates. On a quarterly basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of March 31, 2003 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee.

         Impact of Changes in Critical Accounting Estimates. For a description of the impacts of changes in critical accounting estimates in the nine months ended March 31, 2003, see "-- Off-Balance Sheet Arrangements --
Securitizations."

         Initial Adoption of Accounting Policies. In conjunction with the relocation of our corporate headquarters to new leased office space, we have entered into a lease agreement and are in the process of finalizing certain governmental grant agreements that will provide us with reimbursement for certain expenditures related to our office relocation. The reimbursable expenditures include both capitalizable items for leasehold improvements, furniture and equipment and expense items such as legal costs, moving costs and employee communication programs. Amounts reimbursed to us in accordance with our lease agreement will be initially recorded as a liability on our balance sheet and will be recognized in the income statement on a straight-line basis over the term of the lease as a reduction of rent expense. Amounts received from government grants will be initially recorded as a liability. Grant funds received to offset expenditures for capitalizable items will be reclassified as a reduction of the related fixed asset and amortized to income over the depreciation period of the related asset as an offset to depreciation expense. Amounts received to offset expense items will be recognized in the income statement as an offset to the expense item.

OFF-BALANCE SHEET ARRANGEMENTS

         We use off-balance sheet arrangements extensively in our business activities. The types of off-balance sheet arrangements we use include special purpose entities for the securitization of loans, obligations we incur as the servicer of securitized loans and other contractual obligations such as operating leases for corporate office space. See "-- Liquidity and Capital Resources" for additional information regarding our off-balance sheet contractual obligations.

         Special purpose entities and off-balance sheet facilities are used in our mortgage loan securitizations. Asset securitizations are one of the most common off-balance sheet arrangements in which a company transfers assets off of its balance sheet by selling them to a special purpose entity. We sell our loans into off-balance sheet facilities to generate the cash to pay off revolving credit facilities and to generate revenue through securitization gains. The special purpose entities described below meet our objectives for mortgage loan securitization structures and comply with accounting principles generally accepted in the United States of America.

         Our securitizations involve a two-step transfer that qualifies for sale accounting under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and establishing a true sale under legal standards. Next, the special purpose entity sells the loans to a qualified special purpose entity, which we refer to as the trust. The trust is a distinct legal entity, independent from us. By transferring title of the loans to the trust, we isolate those assets from our assets. Finally, the trust issues certificates to investors to raise the cash purchase price for the loans we have sold. Cash from the sale of certificates to third party investors is returned to us in exchange for our loan receivables and we use this cash to repay any borrowings under warehouse and credit facilities. The off-balance sheet trusts' activities are restricted to holding title to the loan collateral, issuing certificates to investors and distributing loan payments to the investors and us in accordance with the agreement. We also retain the right to service the loans. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and for breach of warranty obligations. We are not required to make any additional investments in the trusts. Under current accounting rules, the trusts do not qualify for consolidation in our financial statements. The trusts carry the loan collateral as assets and the certificates issued to investors as liabilities. Residual cash from the loans after required principal and interest payments are made to the investors provide us with cash flows from our interest-only strips. We expect that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt and our operating cash needs.

         We retain the rights to service the loans we sell through securitizations. As the servicer of securitized loans, we are obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in a trust's collection account. If the funds available from the collection account are insufficient to make the required interest advances, then we are required to make the advance from our operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on our balance sheet. However, any advances we make from our operating cash can be recovered from the subsequent month's mortgage loan payments to the applicable trust prior to any distributions to the certificate holders.

         At March 31, 2003 and June 30, 2002, the mortgage securitization trusts held loans with an aggregate principal balance due of $3.4 billion and $2.9 billion as assets and owed $3.2 billion and $2.8 billion to third party investors, respectively. Revenues from the sale of loans to securitization trusts were $170.4 million, or 77.2% of total revenues for the nine months ended March 31, 2003 and $129.1 million, or 73.3% of total revenues for the nine months ended March 31, 2002. These amounts are net of $5.1 million of expenses for underwriting fees, legal fees and other expenses associated with securitization transactions during the periods. We have interest-only strips and servicing rights with fair values of $609.9 million and $132.9 million, respectively at March 31, 2003, which represent 76.3% of our total assets. Cash flows received from interest-only strips and servicing rights were $140.1 million for the nine months ended March 31, 2003. These amounts are included in our operating cash flows.

         We also use special purpose entities in our sales of loans to a $300 million off-balance sheet mortgage conduit facility. Sales into the off-balance sheet facility involve a two-step transfer that qualifies for sale accounting under SFAS No. 140, similar to the process described above. This facility has a revolving feature and can be directed by the third party sponsor to dispose of the loans. Typically the loans are disposed of by securitizing the loans in a term securitization. The third party note purchaser also has the right to have the loans sold. Under this off-balance sheet facility arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility are treated as sales for financial reporting purposes. When loans are sold to this facility, we assess the likelihood that the sponsor will transfer the loans into a term securitization. As the sponsor has typically transferred the loans to a term securitization in the past, the amount of gain on sale we have recognized for loans sold to this facility is estimated based on the terms we would obtain in a term securitization rather than the terms of this facility. At March 31, 2003, the off-balance sheet mortgage conduit facility held loans with principal balances due of $29.4 million as assets and owed $29.5 million to third parties.

Securitizations

         In our mortgage loan securitizations, pools of mortgage loans are sold to a trust. The trust then issues certificates or notes, which we refer to as certificates in this document, to third-party investors, representing the right to receive a pass-through interest rate and principal collected on the mortgage loans each month. These certificates, which are senior in right to our interest-only strips in the trusts, are sold to public or private offerings. The difference between the average interest rate that is charged to borrowers on the fixed interest rate pools of mortgage loans and the weighted-average pass-through interest rate paid to investors is referred to as the interest rate spread. The interest rate spread is distributed from the trust to us and is the basis of the value of our interest-only strips. In addition, when we securitize our loans we retain the right to service the loans for a fee, which is the basis for our servicing rights. Servicing includes processing of mortgage payments, processing of disbursements for tax and insurance payments, maintenance of mortgage loan records, performance of collection efforts, including disposition of delinquent loans, foreclosure activities and disposition of real estate owned, referred to as REO, and performance of investor accounting and reporting processes.

         Since fiscal 2000, declines in securitization pass-through interest rates resulted in interest rate spreads improving by approximately 235 basis points at March 31, 2003 compared to the fourth quarter of fiscal 2000. Increased interest rate spreads result in increases in the residual cash flow we will receive on securitized loans, the amount we received at the closing of a securitization from the sale of notional bonds or premiums on bonds and corresponding increases in the gains we recognized on the sale of loans in a securitization. No assurances can be made that market interest rates will remain at current levels. However, in a rising interest rate environment we would expect our ability to originate loans at interest rates that will maintain our current level of securitization gain profitability to become more difficult than during a stable or falling interest rate environment. This situation occurred during the period from our September 1998 mortgage loan securitization through the June 2000 mortgage loan securitization when the pass-through interest rates on the asset-backed securities issued in our securitizations had increased by approximately 155 basis points. During the same period, the average interest rate on our loans securitized increased by only 71 basis points. We would seek to address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Strategies for Use of Derivative Financial Instruments" for a discussion of our hedging strategies.

         A rising interest rate environment could also unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by widening investor interest rate spread requirements in pricing future securitizations as described above, increasing the levels of overcollateralization required in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. These effects may be offset by the positive effect of a decline in prepayment activity that we would expect in a rising interest rate environment. See "-- Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

         Conversely, a declining interest rate environment could unfavorably impact the valuation of our interest-only strips. In a declining interest rate environment the level of mortgage refinancing activity tends to increase, which could result in an increase in loan prepayment experience and may require increases in assumptions for prepayments for future periods.

         After a two-year period during which management's estimates required no valuation adjustments to our interest-only strips and servicing rights, declining interest rates and high prepayment rates over the last six quarters have required revisions to management's estimates of the value of these retained interests. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, we increased the prepayment rate assumptions used to value our securitization assets, thereby decreasing the fair value of these assets. However, because our prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuous declines in interest rates during this period to 40-year lows, our prepayment experience exceeded even our revised assumptions. As a result, over the last six quarters we have recorded cumulative write downs to our interest-only strips in the aggregate amount of $89.5 million and an adjustment to the value of servicing rights of $4.5 million, for total adjustments of $94.0 million mainly due to our higher than expected prepayment experience. Of this amount, $55.3 million was expensed through the income statement and $38.7 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

         During the first nine months of fiscal 2003, write downs of $50.0 million were recorded on our securitization assets, including $45.5 million on interest-only strips and $4.5 million servicing rights. Within the $50.0 million write down was a charge of $58.3 million mainly due to increases in prepayment experience, offset by $8.3 million of favorable fair value adjustments in the second quarter.

         The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. We had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of our quarterly revaluation of our interest-only strips and servicing rights, and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of April 8, 2003 that mortgage refinancings as a percentage share of total mortgage originations will decline from 71% in the first quarter to 33% in the fourth quarter of calendar 2003. The Mortgage Bankers Association of America has also projected in its April 2003 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase over the next three quarters. As a result of our analysis of these factors, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

         The following tables detail the pre-tax write downs of the securitization assets by quarter and details the impact to the income statement and to other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" as it relates to servicing rights (in thousands):

Fiscal Year 2003:

                                                                 Income               Other
                                               Total            Statement         Comprehensive
              Quarter Ended                 Write down           Impact           Income Impact
-----------------------------------------   ----------          ---------         -------------
September 30, 2002.......................   $  16,739           $ 12,078            $  4,661
December 31, 2002........................      16,346             10,568               5,778
March 31, 2003...........................      16,877             10,657               6,220
                                            ---------           --------            --------
Total Fiscal 2003........................   $  49,962           $ 33,303            $ 16,659
                                            =========           ========            ========

Fiscal Year 2002:


                                                                 Income               Other
                                               Total            Statement         Comprehensive
              Quarter Ended                 Write down           Impact           Income Impact
-----------------------------------------   ----------          ---------         -------------
December 31, 2001........................   $  11,322           $  4,462            $  6,860
March 31, 2002...........................      15,513              8,691               6,822
June 30, 2002............................      17,244              8,900               8,344
                                            ---------           --------            --------
Total Fiscal 2002........................   $  44,079           $ 22,053            $ 22,026
                                            =========           ========            ========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

         The following table summarizes the volume of loan securitizations and whole loan sales for the three months and nine months ended March 31, 2003 and 2002 (dollars in thousands):

                                                        Three Months Ended              Nine Months Ended
                                                              March 31,                      March 31,
                                                     ---------------------------    ---------------------------
Securitizations:                                        2003             2002           2003           2002
                                                     -----------     -----------    -----------    ------------
Business loans.................................      $    33,748     $    34,423    $    93,267    $     93,709
Home equity loans..............................          369,881         306,411      1,083,676         879,434
                                                     -----------     -----------    -----------    ------------
   Total.......................................      $   403,629     $   340,834    $ 1,176,943    $    973,143
                                                     ===========     ===========    ===========    ============

Gain on sale of  loans through securitization..      $    54,504     $    49,220    $   170,394    $    129,139
Securitization gains as a percentage of total
  Revenue......................................            75.9%           75.2%          77.2%           73.3%
Whole loan sales...............................      $       702     $    12,220    $     2,239    $     55,943
(Discount) premiums on whole loan sales........      $        (3)    $       540    $        29    $      2,374

         Our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The strategy of selling loans through securitizations requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations do not close when expected, we could experience a material adverse effect on our results of operations for a quarter. See "-- Liquidity and Capital Resources" for a discussion of the impact of securitizations on our cash flow.

         Several factors affect our ability to complete securitizations on a profitable basis. These factors include conditions in the securities markets, such as fluctuations in interest rates described below, conditions in the asset-backed securities markets relating to the loans we originate, credit quality of the managed portfolio of loans or potential changes to the legal and accounting principles underlying securitization transactions. Any substantial reduction in the size or availability of the securitization market for loans could have a material adverse effect on our results of operations and financial condition.

         Interest-Only Strips. As the holder of the interest-only strips, we are entitled to receive excess (or residual) cash flows and cash flows from overcollateralization. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to trust investors, servicing fees, trustee fees and, if applicable, surety fees. In most of our securitizations, surety fees are paid to an unrelated insurance entity to provide protection for the trust investors.

         Generally, all residual cash flows are initially retained by the trust to establish required overcollateralization levels in the trust.
Overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over the investor interests. Overcollateralization requirements are established to provide credit enhancement for the trust investors.

         The overcollateralization requirements for a mortgage loan securitization are different for each securitization and include:

         (1) The initial requirement, if any, is a percentage of the original balance of loans securitized and is paid in cash at the time of sale;

         (2) The final target is a percentage of the original balance of loans securitized and is funded from the monthly excess cash flow. Specific securitizations contain provisions requiring an increase above the final target overcollateralization levels during periods in which delinquencies exceed specified limits. The overcollateralization levels return to the target levels when delinquencies fall below the specified limits; and

         (3) The stepdown requirement is a percentage of the remaining balance of securitized loans. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us until the overcollateralization balance declines to a specific floor. The stepdown period generally begins at the later of 30 to 36 months after the initial securitization of the loans or when the remaining balance of securitized loans is less than 50% of the original balance of securitized loans.

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At March 31, 2003, investments in interest-only strips totaled $609.9 million, including the fair value of overcollateralization related cash flows of $290.6 million.

         Trigger Management. Repurchasing loans benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from our interest-only strips until the delinquency or loss triggers are no longer exceeded. We have the right, but are not obligated, to repurchase a limited amount of delinquent loans from securitization trusts. In addition, we elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses on these repurchased loans is included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 140, which was adopted on a prospective basis in the fourth quarter of fiscal 2001, or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited by contract.

         At March 31, 2003, three of our 25 mortgage securitization trusts were under a triggering event, a decrease from seven at December 31, 2002. See the "Summary of Selected Mortgage Loan Securitization Trust Information" for details of trusts under triggering events. As a result, these three trusts are retaining all or a portion of the cash flow that would normally be available to us had delinquencies or losses not exceeded specified limits in these trusts. We have a plan to manage the repurchase of delinquent loans in order to more effectively limit delinquencies and losses in the trusts and recover the cash flow held in trusts where triggers have been exceeded, as well as to avoid exceeding trigger limits in the other securitization trusts. The goal of this plan is to maximize net cash receipts by eliminating reductions or discontinuations of cash flow from our interest-only strips. For the nine months ended March 31, 2003, we repurchased $42.5 million in principal of delinquent loans from securitization trusts primarily for trigger management. We expect that the three trusts currently exceeding triggers will again be below trigger limits within the next two months. During that period, we anticipate that approximately $4.4 million of excess overcollateralization now being held by the three trusts will be reduced and cash flow from the related interest-only strips will resume at normal levels. If, however, delinquencies increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debt to fund these repurchases. Additionally, our repurchase activity increases prepayments which may result in unfavorable prepayment experience. See "-- Securitizations" for more detail of the effect prepayments have on our financial statements. Also see "Managed Portfolio Quality -- Delinquent Loans and Leases" for further discussion of the impact of delinquencies.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts for the nine months ended March 31, 2003 and fiscal years 2002 and 2001. We received $27.4 million of proceeds from the liquidation of repurchased loans and REO for the nine months ended March 31, 2003 and $19.2 million and $10.9 million for the fiscal years 2002 and 2001, respectively. We had repurchased loans and REO remaining on our balance sheet in the amounts of $11.4 million, $9.4 million and $4.8 million at March 31, 2003 and June 30, 2002 and 2001, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Because the contractual outstanding balance is typically greater than the fair value, the Company generally incurs a loss on these repurchases. Mortgage loan securitization trusts are listed only if repurchases have occurred.

  Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                     2001-3     2001-1    2000-4     2000-3    2000-2    2000-1    1999-4   1999-3   1999-2   1999-1
                                     ------     ------    ------     ------    ------    ------    ------   ------  -------   ------
Nine months  ended March 31, 2003:
   Business loans.................   $  349     $  267    $  223     $  145    $1,086    $1,410    $2,371   $1,963  $ 1,807   $1,200
   Home equity loans..............      853      2,236       276        839     1,453     3,170     4,224    3,574    2,336    4,272
                                     ------     ------    ------     ------    ------    ------    ------   ------  -------   ------
     Total........................   $1,202     $2,503    $  499     $  984    $2,539    $4,580    $6,595   $5,537  $ 4,143   $5,472
                                     ======     ======    ======     ======    ======    ======    ======   ======  =======   ======
   Number of loans repurchased....       11         27         6         11        26        42        79       79       47       58

Year ended June 30, 2002:
   Business loans.................   $   --     $   --    $   --     $   --    $   --    $   --    $  194   $1,006  $   341   $  438
   Home equity loans..............       --         --        --         --        --        84       944    3,249    2,688    2,419
                                     ------     ------    ------     ------    ------    ------    ------   ------  -------   ------
     Total........................   $   --     $   --    $   --     $   --    $   --    $   84    $1,138   $4,255  $ 3,029   $2,857
                                     ======     ======    ======     ======    ======    ======    ======   ======  =======   ======
   Number of loans repurchased....       --         --        --         --        --         2        18       47       31       33

Year ended June 30, 2001:
   Business loans.................   $   --     $   --    $   --     $   --    $   --    $   --    $   --   $   --  $    --   $   --
   Home equity loans..............       --         --        --         88       330        --        --       --       --       --
                                     ------     ------    ------     ------    ------    ------    ------   ------  -------   ------
      Total.......................   $   --     $   --    $   --     $   88    $  330    $   --    $   --   $   --  $    --   $   --
                                     ======     ======    ======     ======    ======    ======    ======   ======  =======   ======
   Number of loans repurchased....       --         --        --          1         2        --        --       --       --       --


(Continued)                          1998-4     1998-3    1998-2     1998-1    1997-2    1997-1    1996-2   1996-1   Total
                                     ------     ------    ------     ------    ------    ------    ------   ------  -------
Nine months  ended March 31, 2003:
   Business loans.................   $   --     $1,455    $  206     $  147    $   --    $  714    $  313   $  138  $13,794
   Home equity loans..............      549      2,828     1,205        381        --       157       355       --   28,708
                                     ------     ------    ------     ------    ------    ------    ------   ------  -------
     Total........................   $  549     $4,283    $1,411     $  528    $   --    $  871    $  668   $  138  $42,502
                                     ======     ======    ======     ======    ======    ======    ======   ======  =======
   Number of loans repurchased....        6         53        20          8        --        12        12        1      498

Year ended June 30, 2002:
   Business loans.................   $  632     $  260    $  516     $1,266    $1,729    $  183    $   --   $  104  $ 6,669
   Home equity loans..............    4,649      5,575     1,548      1,770       223       239        60      123   23,571
                                     ------     ------    ------     ------    ------    ------    ------   ------  -------
     Total........................   $5,281     $5,835    $2,064     $3,036    $1,952    $  422    $   60   $  227  $30,240
                                     ======     ======    ======     ======    ======    ======    ======   ======  =======
   Number of loans repurchased....       58         61        24         37        18         8         1        3      341

Year ended June 30, 2001:
   Business loans.................   $  173     $  803    $  215     $  428    $2,252    $   --    $  380   $  250  $ 4,501
   Home equity loans..............    1,310      3,886     1,284      1,686     1,764        --        92      109   10,549
                                     ------     ------    ------     ------    ------    ------    ------   ------  -------
      Total.......................   $1,483     $4,689    $1,499     $2,114    $4,016    $   --    $  472   $  359  $15,050
                                     ======     ======    ======     ======    ======    ======    ======   ======  =======
   Number of loans repurchased....       10         48        13         31        37        --         8        4      154

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 requires that we record an obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans, whether or not we actually repurchase them. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due. In accordance with the provisions of SFAS No. 140, we have recorded on our March 31, 2003 balance sheet a liability of $25.0 million for the repurchase of loans subject to these removal of accounts provisions. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         Mortgage Loan Securitization Trust Information. The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                      Current Balances as of March 31, 2003
                              (dollars in millions)

                                      2003-1    2002-4    2002-3     2002-2    2002-1    2001-4    2001-3   2001-2   2001-1   2000-4
                                      ------    ------    ------     ------    ------    ------    ------   ------   ------   ------
Original balance of loans securitized:
   Business loans.....................$   33    $   30    $   34     $   34    $   32    $   29    $   31   $   35   $   29   $   27
   Home equity loans..................   417       350       336        346       288       287       269      320      246      248
                                      ------    ------    ------     ------    ------    ------    ------   ------   ------   ------
   Total..............................$  450    $  380    $  370     $  380    $  320    $  316    $  300   $  355   $  275   $  275
                                      ======    ======    ======     ======    ======    ======    ======   ======   ======   ======
Current balance of loans securitized:
   Business loans.....................$   33    $   29    $   32     $   32    $   28    $   24    $   23   $   27   $   21   $   17
   Home equity loans..................   416       343       311        296       220       189       158      169      117      103
                                      ------    ------    ------     ------    ------    ------    ------   ------   ------   ------
   Total..............................$  449    $  372    $  343     $  328    $  248    $  213    $  181   $  196   $  138   $  120
                                      ======    ======    ======     ======    ======    ======    ======   ======   ======   ======

Weighted-average interest rate on loans
   securitized:
   Business loans.....................15.85%    16.01%    15.91%     16.01%    15.84%    15.81%    15.94%   15.94%   16.05%   16.07%
   Home equity loans.................. 9.78%    10.55%    10.87%     10.94%    10.84%    10.71%    11.10%   11.23%   11.43%   11.61%
   Total..............................10.23%    10.98%    11.35%     11.42%    11.42%    11.29%    11.72%   11.88%   12.13%   12.23%

Percentage of first mortgage loans....   86%       85%       86%        85%       90%       89%       88%      89%      89%      85%
Weighted-average loan-to-value........   77%       77%       77%        77%       76%       77%       76%      76%      75%      76%
Weighted-average remaining term
  (months) on loans securitized.......   270       262       257        245       238       237       227      225      222      212

Original balance of Trust
  Certificates........................$  450    $  376    $  370     $  380    $  320    $  322    $  306   $  355   $  275   $  275
Current balance of Trust
  Certificates........................$  449    $  364    $  336     $  317    $  234    $  201    $  169   $  180   $  126   $  108
Weighted-average pass-through
  interest rate to Trust Certificate
  holders(a).......................... 4.69%     5.82%     6.79%      7.25%     6.11%     5.35%     5.72%    7.92%    7.52%    7.05%
Highest Trust Certificate pass-through
    interest rate..................... 3.78%     8.61%     6.86%      7.39%     6.51%     5.35%     6.14%    6.99%    6.28%    7.05%

Overcollateralization requirements:
Required percentages:
  Initial.............................    --     1.00%        --         --        --        --        --       --       --       --
  Final target........................ 5.50%     5.75%     3.50%      3.50%     4.50%     4.25%     4.00%    4.40%    4.10%    4.50%
  Stepdown overcollateralization......11.00%    11.50%     7.00%      7.00%     9.00%     8.50%     8.00%    8.80%    8.20%    9.00%
Required dollar amounts:
  Initial.............................    --    $    4        --         --        --        --        --       --       --       --
  Final target........................$   25    $   22    $   13     $   13    $   14    $   13    $   12   $   16   $   11   $   12
Current status:
  Overcollateralization amount........    --    $    8    $    7     $   10    $   14    $   11    $   12   $   16   $   12   $   12
  Final target reached or
    anticipated date to reach.........9/2004    3/2004   10/2003     8/2003       Yes    7/2003       Yes      Yes   Yes (c)     Yes
  Stepdown reached or anticipated
    date to reach....................10/2006    7/2006    1/2006     8/2005    1/2005    7/2004    4/2004   1/2004   10/2003  1/2004

Annual surety wrap fee................ 0.20%        (b)       (b)        (b)    0.21%     0.20%     0.20%    0.20%    0.20%    0.21%

Servicing rights:
  Original balance....................$   16    $   14    $   13     $   15    $   13    $   13    $   12   $   15   $   11   $   14
  Current balance.....................$   16    $   14    $   12     $   13    $   10    $    8    $    7   $    8   $    6   $    6

----------------------------
(a) Rates for securitizations 2001-1 and forward include rates on notional bonds, or the impact of premiums received on certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002 -- Gain on Sale of Loans" for further description of the notional bonds.
(b) Credit enhancement was provided through a senior / subordinate certificate structure.
(c) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We expect normal residual cash flow to resume within two months. See "-- Trigger Management" for further detail.

                      Current Balances as of March 31, 2003
                              (dollars in millions)

                                      2000-3    2000-2    2000-1     1999-4    1999-3    1999-2    1999-1   1998(a)  1997(a) 1996(a)
                                      ------    ------    ------     ------    ------    ------    ------   ------   ------   ------
Original balance of loans securitized:
   Business loans.....................$   16    $   28    $   25     $   25    $   28    $   30    $   16   $   57   $   45   $   29
   Home equity loans..................   134       275       212        197       194       190       169      448      130       33
                                      ------    ------    ------     ------    ------    ------    ------   ------   ------   ------
   Total..............................$  150    $  303    $  237     $  222    $  222    $  220    $  185   $  505   $  175   $   62
                                      ======    ======    ======     ======    ======    ======    ======   ======   ======   ======
Current balance of loans securitized:
   Business loans.....................$    9    $   16    $   13     $   12    $   11    $   12    $    6   $   15   $   11   $    5
   Home equity loans..................    55       110        80         78        74        79        60      124       23        5
                                      ------    ------    ------     ------    ------    ------    ------   ------   ------   ------
   Total..............................$   64    $  126    $   93     $   90    $   85    $   91    $   66   $  139   $   34   $   10
                                      ======    ======    ======     ======    ======    ======    ======   ======   ======   ======

Weighted-average interest rate on loans
   securitized:
   Business loans.....................16.06%    16.06%    16.02%     16.06%    15.79%    15.68%    15.96%   15.95%   15.91%   15.89%
   Home equity loans..................11.43%    11.42%    11.36%     11.06%    10.84%    10.44%    10.65%   10.78%   11.54%   11.00%
   Total..............................12.07%    12.02%    12.00%     11.73%    11.50%    11.15%    11.14%   11.35%   12.89%   13.66%

Percentage of first mortgage loans....   88%       81%       81%        85%       86%       89%       92%      90%      76%      74%
Weighted-average loan-to-value........   77%       77%       77%        76%       77%       76%       77%      77%      74%      66%
Weighted-average remaining term
  (months) on loans securitized.......   210       219       208        204       207       216       210      195      153      112

Original balance of Trust
  Certificates........................$  150    $  300    $  235     $  220    $  219    $  219    $  184   $  498   $  171   $   61
Current balance of Trust
  Certificates........................$   56    $  108    $   82     $   78    $   76    $   80    $   60   $  125   $   29   $    7
Weighted-average pass-through
  interest rate to Trust Certificate
  holders............................. 7.61%     7.07%     7.11%      6.86%     6.77%     6.61%     6.56%    6.29%    7.17%    7.68%
Highest Trust Certificate pass-through
  interest rate....................... 7.61%     8.04%     7.93%      7.68%     7.49%     7.13%     6.58%    6.86%    7.53%    7.95%


Overcollateralization requirements:
Required percentages:
  Initial.............................    --     0.90%     0.75%      1.00%     1.00%     0.50%     0.50%    1.50%    2.43%    1.94%
  Final target........................ 4.75%     5.95%     5.95%      5.50%     5.00%     5.00%     5.00%    5.10%    7.43%    8.94%
  Stepdown overcollateralization...... 9.50%    11.90%    11.90%     11.00%    10.00%    10.00%    10.00%   10.21%   14.86%   12.90%
Required dollar amounts:
  Initial.............................    --    $    3    $    2     $    2    $    2    $    1    $    1   $    7   $    4   $    1
  Final target........................$    7    $   18    $   14     $   12    $   11    $   11    $    9   $   26   $   13   $    6
Current status:
  Overcollateralization amount........$    7    $   18    $   11     $   12    $    9    $   11    $    6   $   14   $    5   $    3
  Final target reached or
    anticipated date to reach.........   Yes       Yes       Yes        Yes       Yes       Yes       Yes      Yes      Yes      Yes
  Stepdown reached or anticipated
    date to reach....................10/2003    7/2003       Yes     Yes (b)      Yes    Yes (b)      Yes      Yes      Yes      Yes

Annual surety wrap fee................ 0.21%     0.21%     0.19%      0.21%     0.21%     0.19%     0.19%    0.22%    0.26%    0.18%

Servicing rights:
   Original balance...................$    7    $   14    $   10     $   10    $   10    $   10    $    8   $   18   $    7   $    4
   Current balance....................$    3    $    5    $    4     $    3    $    3    $    3    $    2   $    5   $    1   $    1

----------------------------

(a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.
(b) Although stepdown date has been reached, these trusts are temporarily ineligible to reduce excess overcollateralization levels due to their exceeding delinquency or loss limits. We expect normal cash flow from overcollateralization to resume within two months. See "-- Trigger Management" for further detail.

         Discounted Cash Flow Analysis. The estimation of the fair value of interest-only strips is based upon a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, prepayment rates and credit loss rates on the pool of loans. These assumptions are monitored against actual experience and other economic and market conditions and are changed if deemed appropriate. Our methodology for determining the discount rates, prepayment rates and credit loss rates used to calculate the fair value of our interest-only strips is described below.

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

         In determining the discount rate applied to residual cash flows, we believe that the practice of many companies in the non-conforming mortgage industry has been to add an interest rate spread for risk to the all-in cost of securitizations to determine their discount rates. The all-in cost of the securitization trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees, which generally, in total, range from 19 to 22 basis points. From industry experience comparisons, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. The 13% discount rate that we apply to our residual cash flow portion of our interest-only strips compared to rates used by others in the industry reflects our higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below:

         o Underlying loan collateral with fixed interest rates, which are higher than others in the non-conforming mortgage industry. Average interest rate of securitized loans exceeds the industry average by 100 basis points or more. All of the securitized loans have fixed interest rates, which are more predictable than adjustable rate loans.

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

         Although market interest rates have declined from fiscal years 2001 through the third quarter of fiscal 2003, no reduction to the discount rate used to value the residual portion of our interest-only strips has been made. We do not believe a decrease in the discount rate is warranted as the current market interest rate decline was mainly due to actions taken by the Federal Reserve Board in an attempt to prevent the potential adverse effect of uncertain economic conditions and to stimulate economic growth. Additionally, the non-conforming mortgage lending industry generally has taken no actions to reduce discount rates.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5%. At March 31, 2003, the average discount rate applied to projected overcollateralization cash flows was 7%. The risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire unpaid principal balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. See "-- Trigger Management" for further detail of trusts that have not stepped down as scheduled. Overcollateralization represents our investment in the excess collateral in a securitized pool of mortgage loans.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 10% at March 31, 2003.

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

         As was previously discussed, for the past six quarters, our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments. See "-- Securitizations" for further detail of our recent prepayment experience.

         In addition to the use of prepayment fees on our loans, we have implemented programs and strategies in an attempt to reduce loan prepayments in the future. These programs and strategies may include providing information to a borrower regarding costs and benefits of refinancing, which at times may demonstrate a refinancing option is not in the best economic interest of the borrower. Other strategies include offering second mortgages to existing qualified borrowers or offering financial incentives to qualified borrowers to deter prepayment of their loan. We cannot predict with certainty what the impact these efforts will have on our future prepayment experience.

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

        Securitized collateral balance...........................$ 3,417,041
        Balance sheet carrying value of retained interests (a)...$   742,816
        Weighted-average collateral life (in years)..............        4.0

----------------------------
(a) Amount includes interest-only strips and servicing rights.

         Sensitivity of assumptions used to determine the fair value of retained interests (dollars in thousands):

                                                              Impact of
                                                            Adverse Change
                                                --------------------------------
                                                  10% Change       20% Change
                                                ---------------  ---------------
Prepayment speed...........................       $    30,456     $    55,684
Credit loss rate...........................             5,151          10,302
Floating interest rate certificates (a)....             1,005           1,910
Discount rate..............................            24,248          47,072

----------------------------
(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve incorporating the effect of rate caps where applicable to the individual deals.

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

                Summary of Material Mortgage Loan Securitization
          Valuation Assumptions and Actual Experience at March 31, 2003

                                           2003-1   2002-4   2002-3    2002-2   2002-1   2001-4   2001-3   2001-2   2001-1    2000-4
                                           ------   ------   ------    ------   ------   ------   ------   ------   ------    ------
Interest-only strip residual discount rate:
   Initial valuation.......................   13%      13%      13%       13%      13%      13%      13%      13%      13%       13%
   Current valuation.......................   13%      13%      13%       13%      13%      13%      13%      13%      13%       13%
Interest-only strip overcollateralization
   discount rate...........................    7%       9%       7%        7%       7%       7%       7%       7%       6%        7%
Servicing rights discount rate:
   Initial valuation.......................   11%      11%      11%       11%      11%      11%      11%      11%      11%       11%
   Current valuation.......................   11%      11%      11%       11%      11%      11%      11%      11%      11%       11%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans........................   11%      11%      11%       11%      11%      11%      11%      11%      11%       10%
     Home equity loans.....................   22%      22%      22%       22%      22%      22%      22%      22%      22%       24%
   Ramp period (months):
     Business loans........................    27       27       27        27       27       27       24       24       24        24
     Home equity loans.....................    30       30       30        30       30       30       30       30       30        24
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans .......................   11%      11%      11%       11%      11%      11%      11%      11%      11%       11%
     Home equity loans ....................   22%      22%      22%       22%      22%      22%      22%      22%      22%       22%
   Ramp period (months):
     Business loans........................    27       27       27        27       27       27       27       27       27        27
     Home equity loans.....................    30       30       30        30       30       30       30       30       30        30
   CPR adjusted to reflect ramp:
     Business loans........................    3%       5%       8%       10%      12%      15%      17%      20%      22%       22%
     Home equity loans.....................    2%       9%      20%       28%      30%      30%      30%      30%      32%       36%
   Current prepayment experience (c):
     Business loans........................    --       --       5%        8%       9%      19%      19%      11%      14%       27%
     Home equity loans.....................    --       --      10%       21%      25%      36%      40%      38%      28%       35%

Annual credit loss rates:
   Initial assumption...................... 0.40%    0.40%    0.40%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%     0.40%
   Current assumption...................... 0.40%    0.40%    0.40%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%     0.40%
   Actual experience.......................    --       --       --     0.02%    0.02%    0.06%    0.23%    0.12%    0.26%     0.25%

Servicing fees:
   Contractual fees........................ 0.50%    0.50%    0.50%     0.50%    0.50%    0.50%    0.50%    0.50%    0.50%     0.70%
   Ancillary fees.......................... 1.25%    1.25%    1.25%     1.25%    1.25%    1.25%    1.25%    1.25%    1.25%     1.25%

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

(c) Current experience is a six-month historical average.

                Summary of Material Mortgage Loan Securitization
    Valuation Assumptions and Actual Experience at March 31, 2003 (Continued)

                                           2000-3   2000-2   2000-1    1999-4   1999-3   1999-2   1999-1   1998(d)  1997(d)  1996(d)
                                           ------   ------   ------    ------   ------   ------   ------   ------   ------   -------
Interest-only strip residual discount rate:
   Initial valuation.......................   13%      13%      11%       11%      11%      11%      11%      11%      11%       11%
   Current valuation.......................   13%      13%      13%       13%      13%      13%      13%      13%      13%       13%
Interest-only strip overcollateralization      8%       8%       8%        8%       7%       7%       7%       7%       7%        8%
   discount rate...........................
Servicing rights discount rate:
   Initial valuation.......................   11%      11%      11%       11%      11%      11%      11%      11%      11%       11%
   Current valuation.......................   11%      11%      11%       11%      11%      11%      11%      11%      11%       11%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans .......................   10%      10%      10%       10%      10%      10%      10%      13%      13%       13%
     Home equity loans.....................   24%      24%      24%       24%      24%      24%      24%      24%      24%       24%
   Ramp period (months):
     Business loans........................    24       24       24        24       24       24       24       24       24        24
     Home equity loans.....................    24       24       18        18       18       18       18       12       12        12
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans .......................   11%      11%      11%       11%      10%      10%      10%      10%      22%       14%
     Home equity loans.....................   22%      22%      22%       22%      22%      22%      22%      23%      25%       25%
   Ramp period (months):
     Business loans........................    27       Na       Na        Na       Na       Na       Na       Na       Na        Na
     Home equity loans.....................    30       30       Na        Na       Na       Na       Na       Na       Na        Na
   CPR adjusted to reflect ramp:
     Business loans........................   19%      16%      13%       32%      30%      26%      20%      28%      22%       14%
     Home equity loans.....................   22%      22%      22%       29%      32%      27%      26%      27%      25%       25%
   Current prepayment experience (c):
     Business loans........................   33%      23%      29%       32%      30%      26%      20%      28%      22%       10%
     Home equity loans.....................   33%      33%      36%       29%      32%      27%      26%      27%      18%       12%

Annual credit loss rates:
   Initial assumption...................... 0.40%    0.40%    0.40%     0.30%    0.25%    0.25%    0.25%    0.25%    0.25%     0.25%
   Current assumption...................... 0.40%    0.40%    0.65%     0.60%    0.55%    0.35%    0.53%    0.60%    0.40%     0.45%
   Actual experience....................... 0.39%    0.37%    0.61%     0.59%    0.54%    0.35%    0.51%    0.57%    0.37%     0.42%

Servicing fees:
   Contractual fees........................ 0.50%    0.50%    0.50%     0.50%    0.50%    0.50%    0.50%    0.50%    0.50%     0.50%
   Ancillary fees.......................... 1.25%    1.25%    1.25%     1.25%    1.25%    1.25%    1.25%    0.75%    0.75%     0.75%

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

         The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization.
On a quarterly basis, capitalized servicing rights are evaluated for impairment, which is measured as the excess of unamortized cost over fair value.

         Servicing rights can be terminated under certain circumstances, such as our failure to make required servicer payments, defined change in control and reaching specified loss levels on underlying mortgage pools.

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

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, we believe the prepayment experience on our managed portfolio is more stable than the mortgage market in general. We believe this stability has favorably impacted our ability to value the future cash flows from our servicing rights and interest-only strips because it increased the predictability of future cash flows. However, for the past six quarters, our prepayment experience has exceeded our expectations for prepayments on our managed portfolio and as a result we have written down the value of our securitization assets. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of the effects prepayments that were above our expectations have had on the value of our securitization assets.

Whole Loan Sales

         We also sell loans with servicing released, which we refer to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. Gains from these sales are recorded as fee income. See "-- Off Balance Sheet Arrangements -- Securitizations" for information on the volume of whole loan sales and premiums recorded for the nine months ended March 31, 2003 and 2002. Loans reported as sold on a whole loan basis are generally loans that were originated specifically for a whole loan sale and exclude impaired loans, which may be liquidated by selling the loan with servicing released.

RESULTS OF OPERATIONS

Overview

         For the third quarter of fiscal 2003, net income decreased $1.5 million, or 87.5%, to $0.2 million compared to $1.8 million in the third quarter of fiscal 2002. Diluted earnings per common share were $0.06 on average common shares of 3,103,000 compared to $0.55 per share on average common shares of 3,034,000 for the third quarter of fiscal 2002. Dividends of $0.08 and $0.07 per share were paid for the quarters ended March 31, 2003 and 2002, respectively. The common dividend payout ratio based on diluted earnings per share was 133.3% for the third quarter of fiscal 2003 compared to 13.3% for the third quarter of fiscal 2002.

         Increases in the gain on sale and interest accretion on the interest-only strips recorded during the third quarter of fiscal 2003 were offset by increases in general and administrative expenses and a higher valuation adjustment on securitization assets recorded during the third quarter ended March 31, 2003 compared to the third quarter of fiscal 2002.

         For the nine months ended March 31, 2003, net income decreased $1.4 million, or 25.5%, to $4.2 million compared to $5.6 million for the same period in fiscal 2002. Diluted earnings per common share decreased to $1.36 on average common shares of 3,043,000 compared to $1.74 per share on average common shares of 3,202,000 for the nine months ended March 31, 2002. Dividends of $0.24 and $0.21 per share were paid for the nine months ended March 31, 2003 and 2002, respectively. The common dividend payout ratio based on diluted earnings per share was 17.6% for the first nine months ended March 31, 2003 compared to 12.1% for the first nine months ended March 31, 2002.

         Increases in the gain on sale recorded during the first nine months of fiscal 2003 were partially offset by increases in general and administrative expenses, employee related expenses and a $33.3 million valuation adjustment on securitization assets recorded during the nine-month period ended March 31, 2003. See below for further discussion of gain on sale, general and administrative expenses, other expenses and the securitization assets valuation adjustment recorded during the period.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of our common stock, which was at the time and has continued to, trade at below book value. In addition, our consistent earnings growth at that time did not result in a corresponding increase in the market value of our common stock. The repurchase program was extended in fiscal 2000, 2001 and 2002. The total number of shares repurchased under the stock repurchase program was: 117,000 shares in fiscal 1999; 327,000 shares in fiscal 2000; 627,000 shares in fiscal 2001; and 352,000 shares in fiscal 2002. The cumulative effect of the stock repurchase program was an increase in diluted net earnings per share of $0.20 and $0.35 for the nine months ended March 31, 2003 and 2002. We currently have no plans to continue to repurchase additional shares or extend the repurchase program.

         On August 21, 2002, the Board of Directors declared a 10% stock dividend, which was paid on September 13, 2002 to shareholders of record on September 3, 2002. As a result of the stock dividend, all outstanding stock options and related exercise prices were adjusted. Accordingly, all outstanding common shares, earnings per common share, average common share and stock option amounts presented in this document have been adjusted to reflect the effect of this stock dividend.

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

Loan Originations

         The following schedule details our loan originations (in thousands):

                                          Three Months Ended                     Nine Months Ended
                                              March 31,                              March 31,
                                     ---------------------------           ---------------------------
                                        2003             2002                 2003              2002
                                     ---------         ---------           ----------       ----------
Business purpose loans.......        $  32,119         $  37,143           $   93,170       $   99,035
Home equity loans............          371,554           291,631            1,084,170          907,594
                                     ---------         ---------           ----------       ----------
                                     $ 403,673         $ 328,774           $1,177,340       $1,006,629
                                     =========         =========           ==========       ==========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, decreased $5.9 million, or 5.9%, for the nine months ended March 31, 2003, to $93.2 million from $99.0 million for the nine months ended March 31, 2002. Current economic conditions have had an adverse impact on smaller businesses and our ability to find qualified borrowers has become more difficult. In order to increase business purpose loan originations while maintaining our underwriting standards for business purpose loans, American Business Credit is in the process of expanding its marketing efforts into new geographic areas, including the addition of personnel to serve the new areas. American Business Credit is also beginning to build relationships with loan brokers, which it believes will provide an additional source for loan originations in the future. In addition, our business loan subsidiary is focusing on cost control by identifying efficiencies and streamlining the business purpose loan origination process.

         Home equity loans originated by our subsidiaries, HomeAmerican Credit, doing business as Upland Mortgage and American Business Mortgage Services, Inc., and purchased through the Bank Alliance Services program, increased $176.6 million, or 19.5%, for the nine months ended March 31, 2003, to $1.1 billion from $907.6 million for the nine months ended March 31, 2002. Our home equity loan origination subsidiaries continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process. Expansion in the central and western portions of the United States is also planned to potentially increase loan origination volume. In addition, American Business Mortgage Services, Inc. is in the process of expanding its network of loan brokers to include a larger geographical area in order to reduce concentrations of loans in specific states. As a result of these efforts, as well as the favorable environment for originating home equity loans due to low interest rates, American Business Mortgage Services, Inc. loan originations for the nine months ended March 31, 2003 increased by $92.0 million, or 26.3%, over the prior year period. In addition, the historically low interest rate environment and productivity gains in our Upland Mortgage branch operations have resulted in an increase in loan originations of $39.6 million, or 47.1%, over the prior year period. The remaining increase in originations is primarily attributable to our Upland Mortgage direct retail originations. If interest rates remain level or increase, our ability to make home equity loans may become more difficult and may result in increased costs to originate loans as a result of increasing advertising or geographic expansion or result in a lower volume of loan originations.

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                   Three Months Ended                            Nine Months Ended
                                        March 31,                                    March 31,
                               -------------------------      Percentage     -------------------------      Percentage
                                 2003             2002    Increase/(Decrease)  2003            2002     Increase/(Decrease)
                               --------         --------  ------------------ ---------       ---------  -------------------
Total revenues..............   $ 71,766         $ 65,435         9.7%        $ 220,851       $ 176,141        25.4%
Total expenses..............     71,737           62,399        15.0%          214,043         166,533        28.5%
Net income..................        221            1,761      (87.5)%            4,153           5,573      (25.5)%

Return on average equity....      1.17%           10.75%                         7.47%          11.20%
Return on average assets....      0.09%            0.82%                         0.60%           0.90%

Earnings per share:
  Basic.....................      $0.07            $0.58      (87.9)%            $1.43          $ 1.88      (23.9)%
  Diluted...................      $0.06            $0.55      (89.1)%            $1.36          $ 1.74      (21.8)%
Dividends declared per
  share.....................      $0.08            $0.07        14.3%            $0.24          $ 0.21        14.3%

         Total Revenues. For the third quarter of fiscal 2003, total revenues increased $6.3 million, or 9.7%, to $71.8 million from $65.4 million for fiscal 2002. For the first nine months of fiscal 2003, total revenues increased $44.7 million, or 25.4%, to $220.9 million from $176.1 million for the first nine months of fiscal 2002. Growth in total revenues for both periods was the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans. For the third quarter of fiscal 2003, gains of $54.5 million were recorded on the securitization of $403.6 million of loans. This represents an increase of $5.3 million, or 10.7%, over gains of $49.2 million recorded on securitizations of $340.8 million of loans for the third quarter of fiscal 2002. For the nine months ended March 31, 2003, gains of $170.4 million were recorded on the securitization of $1.2 billion of loans. This was an increase of $41.3 million, or 31.9% over gains of $129.1 million recorded on securitizations of $1.0 billion of loans for the nine months ended March 31, 2002.

         The increase in securitization gains for the three and nine months ended March 31, 2003 was due to both an increase in interest rate spreads earned in our securitizations and an increase in the volume of loans securitized. The securitization gain as a percentage of loans securitized increased to 14.5% for the nine months ended March 31, 2003 from 13.3% on loans securitized for the nine months ended March 31, 2002. Increases in interest rate spreads increase residual cash flows to us and the amount of cash we receive at the closing of a securitization from notional bonds or premiums on the sale of trust certificates. Increases in the cash received at the closing of a securitization and residual cash results in increases in the gains we recognize on the sale of loans into securitizations. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of how securitization gains are calculated.

         The increase in interest rate spread for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 resulted from decreases in pass-through interest rates on investor certificates issued by securitization trusts. For loans securitized during the nine months ended March 31, 2003, the weighted average loan interest rate was 10.82%, a 4.9% decrease from 11.38% on loans securitized during the nine months ended March 31, 2002. However, the weighted average interest rate on trust certificates issued in mortgage loan securitizations during the nine months ended March 31, 2003 was 4.47%, a 19.7% decrease from 5.57% during the nine months ended March 31, 2002. The resulting net improvement in interest rate spread was approximately 54 basis points.

         Also contributing to the increase in the securitization gain percentages for the nine months ended March 31, 2003, was the increase in the amount of cash received at the closing of our securitizations. The improvement in the interest rate spread through fiscal 2002 to the present has enabled us to enter into securitization transactions structured to provide cash at the closing of the securitization through the sale of notional bonds, sometimes referred to as interest-only bonds or the sale of trust certificates at a premium. During the nine months ended March 31, 2003 we received additional cash at the closing of our securitizations, due to these modified structures, of $30.2 million compared to $19.4 million for the first nine months of fiscal 2002. Securitization gains and cash received at the closing of securitizations were partially offset by initial overcollateralization requirements of $3.8 million in fiscal 2003. There was no initial overcollateralization requirement in fiscal 2002.

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

         Interest and Fees. For the third quarter of fiscal 2003, interest and fee income decreased $0.6 million, or 11.9%, to $4.7 million compared to $5.3 million for the third quarter of fiscal 2002. For the nine months ended March 31, 2003, interest and fee income decreased $3.3 million, or 19.9%, to $13.4 million compared to $16.8 million in the same period of fiscal 2002. Interest and fee income consists primarily of interest income earned on available for sale loans, premiums earned on whole loan sales and other ancillary fees collected in connection with loan and lease originations.

         During the third quarter of fiscal 2003, interest income increased $0.3 million, or 11.2%, to $2.7 million from $2.4 million for the third quarter of fiscal 2002. This is primarily caused by the increased loans held on our balance sheet prior to securitization in the comparable periods due to higher levels of loan originations during the period. During the nine months ended March 31, 2002, interest income decreased $0.6 million, or 8.7%, to $6.8 million from $7.5 million for the nine months ended March 31, 2002. The year to date decrease was due to a lower weighted-average interest rate on loans available for sale from the prior fiscal year and lower interest rates earned on invested cash balances due to general decreases in market interest rates.

         Premiums on whole loan sales decreased $2.3 million, to $29 thousand for the nine months ended March 31, 2003 from $2.4 million for the nine months ended March 31, 2002. The volume of whole loan sales decreased 96.0%, to $2.2 million for the nine months ended March 31, 2003 from $55.9 million for the nine months ended March 31, 2002. The decrease in the volume of whole loan sales for the nine months ended March 31, 2003 resulted from management's decision to securitize additional loans as the securitization market's experience during the past year was more favorable than the whole loan sale market.

         Other fees decreased $0.4 million for the third quarter and nine months of fiscal 2003 compared to the same periods in fiscal 2002. The decrease is mainly due to a decrease in leasing income, which resulted from our decision in fiscal 2000 to discontinue the origination of new leases. The ability to collect certain fees on loans we originate in the future may be impacted by proposed laws and regulations by various authorities.

         Interest Accretion on Interest-Only Strips. Interest accretion of $12.1 million and $34.4 million were earned in the three and nine months ended March 31, 2003 compared to $9.5 million and $25.9 million in the three and nine months ended March 31, 2002. The increase reflects the growth in the balance of our interest-only strips of $119.7 million, or 24.4%, to $609.9 million at March 31, 2003 from $490.1 million at March 31, 2002. In addition, cash flows from interest-only strips for the nine months ended March 31, 2003 totaled $109.8 million, an increase of $39.1 million, or 55.3%, from the nine months ended March 31, 2002 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels and stepdown overcollateralization levels.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended March 31, 2003, servicing income decreased $0.8 million, or 62.1%, to $0.5 million from $1.3 million for the three months ended March 31, 2002. For the nine months ended March 31, 2003, servicing income decreased $1.5 million, or 36.7%, to $2.7 million from $4.2 million for the nine months ended March 31, 2002.

         The following table summarizes the components of servicing income for the three and nine months ended March 31, 2003 and 2002 (in thousands):

                                               Three Months Ended              Nine Months Ended
                                                    March 31,                      March 31,
                                             ------------------------       ----------------------
                                               2003            2002           2003          2002
                                             --------        --------       --------     ---------
Contractual and ancillary fees...............$ 11,232        $  9,150       $ 32,682     $  25,830
Amortization of servicing rights............. (10,746)         (7,868)       (30,015)      (21,614)
                                             --------        --------       --------     ---------
                                             $    486        $  1,282       $  2,667     $   4,216
                                             ========        ========       ========     =========

         Because loan prepayment levels in fiscal 2003 increased from fiscal 2002, the amortization of servicing rights has also increased. Amortization is recognized in proportion to servicing income. Therefore the collection of additional prepayment fees in fiscal 2003 has resulted in higher levels of amortization.

         Total Expenses. Total expenses increased $9.3 million, or 15.0%, to $71.7 million for the three months ended March 31, 2003 compared to $62.4 million for the three months ended March 31, 2002. Total expenses increased $47.5 million, or 28.5%, to $214.0 million for the nine months ended March 31, 2003 compared to $166.5 million for the nine months ended March 31, 2002. As described in more detail below, this increase was mainly a result of increases in securitization asset valuation adjustments recorded during the nine months ended March 31, 2003, increases in employee related costs and increases in general and administrative expenses.

         Interest Expense. For the third quarter of fiscal 2003, interest expense decreased $0.4 million, or 2.1%, to $16.8 million from $17.2 million for the third quarter of fiscal 2002. Average subordinated debt outstanding during the three months ended March 31, 2003 was $704.3 million compared to $628.9 million during the three months ended March 31, 2002. The effect of the increase in outstanding debt was offset by a decrease in the average interest rates paid on subordinated debt. Average interest rates paid on subordinated debt outstanding decreased to 9.09% during the three months ended March 31, 2003 from 10.50% during the three months ended March 31, 2002.

         During the first nine months of fiscal 2003, interest expense decreased $0.4 million, or 0.8%, to $51.1 million compared to $51.5 million for the nine months ended March 31, 2002. Average subordinated debt outstanding during the nine months ended March 31, 2003 was $684.2 million compared to $603.2 million during the nine months ended March 31, 2002. Average interest rates paid on subordinated debt outstanding decreased to 9.42% during the nine months ended March 31, 2003 from 10.80% during the nine months ended March 31, 2002.

         Rates offered on subordinated debt were reduced beginning in the fourth quarter of fiscal 2001 and have continued downward through the third quarter of fiscal 2003 in response to decreases in market interest rates as well as our lower cash needs. The average interest rate of subordinated debt issued at its peak rate, which was the month of February 2001, was 11.85% compared to the average interest rate of subordinated debt issued in the month of March 2003 of 7.78%. As the higher rate notes mature, we expect the average interest rate paid on subordinated debt to decline provided that market rates do not significantly increase.

         The average outstanding balances under warehouse lines of credit were $51.4 million during the three months ended March 31, 2003, compared to $22.3 million during the three months ended March 31, 2002. The average outstanding balances under warehouse lines of credit were $42.3 million during the nine months ended March 31, 2003, compared to $26.7 million during the nine months ended March 31, 2002. The increases in the average balances on warehouse lines were due to a higher volume of loans originated and lower average cash balances available for loan funding during the periods. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 1.25% to 2.5%. One-month LIBOR has decreased from approximately 1.9% at March 31, 2002 to 1.3% at March 31, 2003.

         Provision for Credit Losses. The provision for credit losses on available for sale loans and leases was $1.7 million for both the three months ended March 31, 2003 and March 31, 2002. The provision for credit losses on available for sale loans and leases for the nine months ended March 31, 2003 increased $0.3 million, or 5.8%, to $4.7 million, compared to $4.4 million for the nine months ended March 31, 2002. The increase in the provision for credit losses for the nine-month period was primarily due to increases in the average balance of loans in non-accrual status, which were generally repurchased from securitization trusts. The related allowance for loan losses on these repurchased loans is included in our provision for credit losses in the period of repurchase. See "Off-Balance Sheet Arrangements -- Securitizations -- Trigger Management" for further discussion of repurchases from securitization trusts. Non-accrual loans were $5.9 million and $8.8 million at March 31, 2003 and 2002, respectively. See "-- Managed Portfolio Quality" for further detail.

         The allowance for credit losses was $2.0 million, or 3.6% of gross receivables at March 31, 2003 compared to $3.7 million, or 6.6% of gross receivables at June 30, 2002 and $3.3 million, or 5.1% of gross receivables at March 31, 2002. The allowance for credit losses as a percentage of gross receivables decreased from June 30, 2002 and March 31, 2002 due to the decrease of the non-accrual loan balance being carried on the Company's books at March 31, 2003. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required.

         The following table summarizes changes in the allowance for credit losses for the three and nine months ended March 31, 2003 and 2002 (in thousands):

                                                 Three Months Ended           Nine Months Ended
                                                      March 31,                   March 31,
                                             ------------------------    -------------------------
                                                2003          2002           2003          2002
                                             ------------ -----------    ------------ ------------
Balance at beginning of period...............$     3,581  $    2,878     $     3,705  $      2,480
Provision for credit losses..................      1,718       1,728           4,692         4,434
(Charge-offs) recoveries, net................     (3,346)     (1,309)         (6,444)       (3,617)
                                             -----------  ----------     -----------  ------------
                                             $     1,953  $    3,297     $     1,953  $      3,297
                                             ===========  ==========     ===========  ============

         The following table summarizes the changes in the allowance for credit losses by loan and lease type (in thousands):

                                                Business         Home
                                                Purpose         Equity       Equipment
Three Months Ended March 31, 2003:               Loans          Loans          Leases        Total
----------------------------------              --------        -------      ---------      -------
Balance at beginning of period...........       $  1,387       $  1,898       $   296       $ 3,581
Provision for credit losses..............            229          1,392            97         1,718
(Charge-offs) recoveries, net............         (1,016)        (2,153)         (177)       (3,346)
                                                --------       --------       -------       -------
Balance at end of period.................       $    600       $  1,137       $   216       $ 1,953
                                                ========       ========       =======       =======

                                                Business         Home
                                                Purpose         Equity       Equipment
Nine Months Ended March 31, 2003:                Loans          Loans          Leases        Total
---------------------------------               --------        -------      ---------      -------
Balance at beginning of period...........       $  1,388       $  1,998       $   319       $ 3,705
Provision for credit losses..............          1,079          3,257           356         4,692
(Charge-offs) recoveries, net............         (1,867)        (4,118)         (459)       (6,444)
                                                --------       --------       -------       -------
Balance at end of period.................       $    600       $  1,137       $   216       $ 1,953
                                                ========       ========       =======       =======

                                                Business         Home
                                                Purpose         Equity       Equipment
Three Months Ended March 31, 2002:               Loans          Loans          Leases        Total
----------------------------------              --------        -------      ---------      -------
Balance at beginning of period...........       $    801       $  1,739       $   338       $ 2,878
Provision for credit losses..............            242            823           663         1,728
(Charge-offs) recoveries, net............           (140)          (493)         (676)       (1,309)
                                                --------       --------       -------       -------
Balance at end of period.................       $    903       $  2,069       $   325       $ 3,297
                                                ========       ========       =======       =======

                                                Business         Home
                                                Purpose         Equity       Equipment
Nine Months Ended March 31, 2002:                Loans          Loans          Leases        Total
---------------------------------               --------        -------      ---------      -------
Balance at beginning of period...........       $    591       $  1,473       $   416       $ 2,480
Provision for credit losses..............          1,134          2,368           932         4,434
(Charge-offs) recoveries, net............           (822)        (1,772)       (1,023)       (3,617)
                                                --------       --------       -------       -------
Balance at end of period.................       $    903       $  2,069       $   325       $ 3,297
                                                ========       ========       =======       =======

         The increase in charge-offs for the first nine-month period of fiscal 2003 compared to the same nine-month period of fiscal 2002 was due to increases in the liquidation of loans repurchased from securitization trusts.

         Employee Related Costs. For the third quarter of fiscal 2003, employee related costs decreased $0.1 million, or 0.5%, to $9.4 million from $9.5 million in the third quarter of fiscal 2002. For the nine months ended March 31, 2003, employee related costs increased $4.0 million, or 15.5%, to $30.0 million from $26.0 million in the prior year. Total employees at March 31, 2003 were 1,093 compared to 968 at March 31, 2002. Increases in payroll and benefits expenses for the increased number of employees were offset in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 by reductions of management bonus accruals due to the overall financial performance of the Company in the third quarter of fiscal 2003. The increase in employee related costs in fiscal 2003 for the nine-month comparative period was primarily attributable to additions of personnel to originate, service and collect loans. The remaining increase was attributable to annual salary increases as well as increases in the costs of providing insurance benefits to employees.

         Sales and Marketing Expenses. For the third quarter of fiscal 2003, sales and marketing expenses increased $0.5 million, or 7.2%, to $7.0 million from $6.5 million for the third quarter of fiscal 2002. For the nine months ended March 31, 2003, sales and marketing expenses increased $1.2 million, or 6.3%, to $20.1 million from $18.9 million for the nine months ended March 31, 2002. These increases were primarily due to increases in expenses for direct mail advertising for home equity and business loan originations offset by decreases in newspaper advertisements for subordinated debt.

         General and Administrative Expenses. For the third quarter of fiscal 2003, general and administrative expenses increased $7.3 million, or 39.0%, to $26.2 million from $18.8 million for the third quarter of fiscal 2002 mainly due to increases of $3.6 million in costs associated with servicing and collecting our larger total managed portfolio, $2.9 million in costs associated with customer retention incentives to help mitigate loan prepayments and $1.3 million in losses on interest rate swaps. For the nine months ended March 31, 2003, general and administrative expenses increased $22.3 million, or 42.4%, to $74.9 million from $52.6 million for the nine months ended March 31, 2002. This increase for the nine months ended March 31, 2003 compared to the same period in fiscal 2002 was primarily attributable to increases of approximately $12.8 million in costs associated with servicing and collecting our larger total managed portfolio including expenses associated with REO and delinquent loans, $6.8 million increase in costs associated with customer retention incentives in addition to increases of $5.6 million in losses on interest rate swaps. We expect general and administrative expenses to continue to increase as the size of our managed portfolio increases.

         Securitization Assets Valuation Adjustment. During the three months ended March 31, 2003, a write down through the Statement of Income of $10.7 million was recorded on our securitization assets compared to $8.7 million during the third quarter of fiscal 2002. Of the adjustments, $8.8 million and $8.7 million were write downs of our interest-only strips in fiscal 2003 and 2002, respectively. The remaining $1.9 million in fiscal 2003 was a write down of our servicing rights. These adjustments reflect the impact of higher prepayment experience on home equity loans than anticipated during the period. This portion of the impact of increased prepayments was considered to be other than temporary and was therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights. During the nine months ended March 31, 2003, write downs through the Statement of Income of $33.3 million were recorded compared to $13.2 million for the same period in fiscal 2002. Of these adjustments, $28.8 million and $13.2 million were write downs of our interest-only strips in fiscal 2003 and 2002, respectively. The remaining $4.5 million in fiscal 2003 was a write down of our servicing rights. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of these adjustments.

         Provision for Income Taxes. For the nine months ended March 31, 2003, the provision for income taxes decreased $1.4 million as a result of a $2.8 million decline in pre-tax income and a reduction in our effective tax rate from 42% to 39%. The change in the effective tax rate was made due to an anticipated decrease in any future interest costs on federal tax deficiencies. In the third quarter of fiscal 2003, we recorded a tax benefit of $0.2 million as the cumulative effect of the change in the effective tax rate for fiscal 2003 was recorded in the third quarter.

BALANCE SHEET INFORMATION

Balance Sheet Data:
See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of the below four ratios to the most directly comparable financial measure prepared in accordance with GAAP. (Dollars in thousands, except per share data)


                                                      March 31,       June 30,
                                                        2003            2002
                                                      --------       ---------
Cash and cash equivalents................             $ 87,232       $ 108,599
Loan and lease receivables, net:
   Available for sale....................               52,651          52,622
   Interest and fees.....................               14,154          12,292
   Other.................................               21,254           9,028
Interest-only strips.....................              609,891         512,611
Servicing rights.........................              132,925         125,288
Receivable for sold loans................                   --           5,055
Total assets.............................              972,939         876,375


Subordinated debt........................              710,218         655,720
Warehouse lines and other notes payable..                6,782           8,486
Accrued interest payable.................               45,513          43,069
Deferred income taxes....................               38,898          35,124
Total liabilities........................              895,712         806,997
Total stockholders' equity...............               77,227          69,378

Book value per common share..............             $  26.31       $   24.40
Total liabilities to tangible equity(c)..                14.4x           14.9x
Adjusted debt to tangible equity (a)(c)..                12.4x           12.2x
Subordinated debt to tangible equity(c)..                11.4x           12.1x
Interest-only strips to adjusted
   tangible equity (b)(c)................                 4.6x            4.3x

-----------------------------
(a)  Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than five years.
(c)  Tangible equity is calculated as total stockholders' equity less goodwill.

         Total assets increased $96.6 million, or 11.0%, to $972.9 million at March 31, 2003 from $876.4 million at June 30, 2002 primarily due to increases in interest-only strips, servicing rights and loan and lease receivables - Other, offset by a decrease in cash and cash equivalents.

         Cash and cash equivalents decreased mainly due to higher levels of loan receivables funded with cash and cash paid on settlements of hedging activities during the period as well as a planned leveling in the issuance of subordinated debt during the nine-month period.

         Loan and lease receivables - Other increased $12.2 million or 135.4% due to increases in delinquent loans eligible for repurchase from securitization trusts. See Note 2 of the Consolidated Financial Statements for an explanation of these loan receivables.

         Activity of our interest-only strips for the nine months ended March 31, 2003 and 2002 were as follows (in thousands):

                                                                   Nine Months Ended
                                                                       March 31,
                                                              ------------------------
                                                                 2003          2002
                                                              ---------      ---------
 Balance at beginning of period............................   $ 512,611      $ 398,519
 Initial recognition of interest-only strips, including
   initial overcollateralization of $3.8 million and $0....     141,511        112,869
 Cash flow from interest-only strips.......................    (109,849)       (70,729)
 Required purchases of additional overcollateralization....      53,496         35,468
 Interest accretion........................................      34,361         25,920
 Termination of lease securitization (a)...................      (1,741)            --
 Net temporary adjustments to fair value (b)...............       8,286          1,253
 Other than temporary adjustments to fair value (b)........     (28,784)       (13,153)
                                                              ---------      ---------
 Balance at end of period..................................   $ 609,891      $ 490,147
                                                              =========      =========

-----------------
(a) Reflects release of lease collateral from a lease securitization trust which was terminated in accordance with the trust documents after the full payout of trust note certificates. Lease receivables of $1.6 million were recorded on our balance sheet as a result of the termination.
(b) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

         The following table summarizes the purchases of overcollateralization by trust for the nine months ended March 31, 2003, and the years ended June 30, 2002 and 2001. See "-- Off-Balance Sheet Arrangements -- Securitizations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                 (in thousands)

                                   2002-4   2002-3   2002-2   2002-1   2001-4   2001-3   2001-2    Other    Total
                                   ------   ------   ------   ------   ------   ------   ------    -----    -----
Nine months ended March 31, 2003:
Initial overcollateralization....  $3,800   $   --  $    --  $    --  $    --   $   --   $   --    $   --  $ 3,800
Required purchases of additional
  overcollateralization..........   4,300    7,263   10,241   10,586   10,525    7,645    3,007       (71) $53,496
                                   ------   ------  -------  -------  -------   ------   ------    ------  -------
Total............................  $8,100   $7,263  $10,241  $10,586  $10,525   $7,645   $3,007    $  (71)  57,296
                                   ======   ======  =======  =======  =======   ======   ======    ======  =======

                                   2002-1   2001-4   2001-3   2001-2   2001-1   2000-4   2000-3    2000-2   2000-1   Other    Total
                                   ------   ------   ------   ------   ------   ------   ------    ------   ------   -----    -----
Year Ended June 30, 2002:
Required purchases of additional
  overcollateralization..........  $3,814   $  908  $ 4,354  $11,654  $ 8,700   $6,326   $3,074    $4,978  $ 2,490   $  973  $47,271


                                   2001-2   2001-1   2000-4   2000-3   2000-2   2000-1   1999-4    1999-3   1999-2   Other    Total
                                   ------   ------   ------   ------   ------   ------   ------    ------   ------   -----    -----
Year Ended June 30, 2001:
Initial overcollateralization      $   --   $   --  $    --  $    --  $   611   $   --   $   --    $   --  $    --   $   --  $   611
Required purchases of additional
  overcollateralization..........     959    2,574    6,049    4,051   10,160    7,519    5,960     3,719    2,316      638   43,945
                                   ------   ------  -------  -------  -------   ------   ------    ------  -------   ------  -------
Total............................  $  959   $2,574  $ 6,049  $ 4,051  $10,771   $7,519   $5,960    $3,719  $ 2,316   $  638  $44,556
                                   ======   ======  =======  =======  =======   ======   ======    ======  =======   ======  =======

         Servicing rights increased $7.6 million, or 6.1%, to $132.9 million at March 31, 2003 from $125.3 million at June 30, 2002, due to the securitization of $1.2 billion of loans during the nine months ended March 31, 2003, partially offset by amortization of the servicing asset for fees collected during the same period and a $4.5 million write down of the servicing asset mainly due to the impact of higher than expected prepayment experience.

         Total liabilities increased $88.7 million, or 11.0%, to $895.7 million from $807.0 million at June 30, 2002 primarily due to increases in subordinated debt outstanding, increases in accounts payable and accrued expenses and increases in obligations to repurchase securitized loans recorded in other liabilities. See Note 2 of the Consolidated Financial Statements for further detail of this obligation. Accounts payable and accrued expenses increased $7.6 million, or 55.4%, primarily due to accruals for costs associated with customer retention incentives to help mitigate loan repayments and liabilities to securitization trust collection accounts for periodic interest advances.

         During the nine months ended March 31, 2003, subordinated debt increased $54.5 million, or 8.3%, to $710.2 million due to sales of subordinated debt used to repay existing debt, to fund loan originations and our operations and for general corporate purposes. Approximately $28.2 million of the increase in subordinated debt was due to the reinvestment of accrued interest on the subordinated debt at maturity. Subordinated debt was 11.4 times tangible equity at March 31, 2003, compared to 12.1 times as of June 30, 2002. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio. See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total managed portfolio and managed REO measures to our balance sheet. See
"-- Deferment and Forebearance Arrangements" for the amounts of loans whose contractual status have been reset to current as a result of these arrangements. (Dollars in thousands):

                                         March 31, 2003            December 31, 2002        September 30, 2002
                                    ------------------------    --------------------      ---------------------
Delinquency by Type                     Amount          %          Amount       %            Amount        %
                                    --------------   -------    ------------- ------      ------------- -------
Business Purpose Loans
Total managed portfolio............. $    392,228                $   385,139               $   369,148
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $      5,526      1.41%     $     3,966   1.03%       $     3,852    1.04%
    61-90 days......................        2,718      0.69            4,040   1.05              4,025    1.09
    Over 90 days....................       35,286      9.00           35,708   9.27             34,467    9.34
                                     ------------     -----      -----------  -----        -----------   -----
    Total delinquencies............. $     43,530     11.10%     $    43,714  11.35%       $    42,344   11.47%
                                     ============     =====      ===========  =====        ===========   =====

Managed REO......................... $      4,506                $     6,021               $     8,267
                                     ============                ===========               ===========
Home Equity Loans
Total managed portfolio............. $  3,073,392                $ 2,933,492               $ 2,806,490
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $     47,809      1.56%     $    46,746   1.59%       $    50,578    1.80%
    61-90 days......................       23,261      0.76           29,610   1.01             26,065    0.93
    Over 90 days....................      104,939      3.41          100,044   3.41             89,971    3.21
                                     ------------     -----      -----------  -----        -----------   -----
    Total delinquencies............. $    176,009      5.73%     $   176,400   6.01%       $   166,614    5.94%
                                     ============     =====      ===========  =====        ===========   =====
Managed REO......................... $     30,704                $    28,403               $    24,167
                                     ============                ===========               ===========
Equipment Leases
Total managed portfolio............. $     12,185                $    16,907               $    22,523
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $        379      3.11%     $       359   2.12%       $       338    1.50%
    61-90 days......................           89      0.73               46   0.27                181    0.80
    Over 90 days....................           85      0.70              358   2.12                389    1.73
                                     ------------     -----      -----------  -----        -----------   -----
    Total delinquencies............. $        553      4.54%     $       763   4.51%       $       908    4.03%
                                     ============     =====      ===========  =====        ===========   =====
Combined
Total managed portfolio............. $  3,477,805                $ 3,335,538               $ 3,198,161
                                     ============                ===========               ===========
Period of delinquency:
    31-60 days...................... $     53,714      1.55%     $    51,071   1.53%       $    54,768    1.71%
    61-90 days......................       26,068      0.75           33,696   1.01             30,271    0.95
    Over 90 days....................      140,310      4.03          136,110   4.08            124,827    3.90
                                     ------------     -----      -----------  -----        -----------   -----
    Total delinquencies............. $    220,092      6.33%     $   220,877   6.62%       $   209,866    6.56%
                                     ============     =====      ===========  =====        ===========   =====
Managed REO......................... $     35,210      1.01%     $    34,424   1.03%       $    32,434    1.01%
                                     ============     =====      ===========  =====        ===========   =====
Losses experienced during the three
    month period(a)(b):
    Loans........................... $      8,405      0.99%     $     5,849   0.72%       $     7,863    1.01%
                                                      =====                   =====                      =====
    Leases..........................          176      4.82%              65   1.33%               201    3.13%
                                     ------------     =====      -----------  =====        -----------   =====
    Total managed portfolio......... $      8,581      1.01%     $     5,914   0.72%       $     8,064    1.03%
                                     ============     =====      ===========  =====        ===========   =====

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $6.1 million ($3.1 million from charge-offs through the provision for loan losses and $3.0 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $2.5 million for the three months ended March 31, 2003. Losses recorded on our books were $2.4 million ($0.9 million from charge-offs through the provision for loan losses and $1.5 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $3.5 million for the three months ended December 31, 2002. Losses recorded on our books were $4.2 million ($1.9 million from charge-offs through the provision for loan losses and $2.3 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $3.9 million for the three months ended September 30, 2002. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                      March 31,    December 31,   September 30,
                                                         2003          2002           2002
                                                   ------------   ------------    ------------
Delinquencies held as available for sale (a).....  $      5,992   $      9,494    $     6,658
                                                          11.7%          16.2%          11.5%

Available for sale loans and leases in
   non-accrual status (b)........................  $      5,905   $      9,886    $     6,991
                                                          11.5%          16.9%          12.1%

Allowance for losses on available for sale
    loans and leases.............................  $      1,953   $      3,581    $     3,184
                                                           3.6%           5.8%           5.7%

Real estate owned on balance sheet...............  $      6,348   $      7,215    $     3,784

----------------------------
(a) Included in total delinquencies are loans in non-accrual status of $5.6 million, $8.6 million and $6.2 million at March 31, 2003, December 31, 2002 and September 30, 2002, respectively.

(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table.

         Deferment and Forbearance Arrangements. Our policies and practices regarding deferment and forbearance arrangements, like all of our collections policies and practices, are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. From time to time, borrowers are confronted with events, usually involving hardship circumstances or temporary financial setbacks that adversely affect their ability to continue payments on their loan for some period of time. To assist borrowers during a hardship period, we may agree to enter into a deferment or forbearance arrangement. When economic conditions, such as those that exist at the present time, cause the value of the real estate securing our loans to rise, thereby lowering loan-to-value ratios, we are able to be more accommodating to borrowers who request a deferment or forbearance arrangement as relief from their temporary financial hardship.

         These arrangements permit us to reset the contractual status of a loan in our managed portfolio from delinquent to current based upon evidence, which in our judgment indicates a significant potential for eventual resumption of contractual payments.

         In a deferment arrangement, which is initiated solely at the request of the borrower, we make advances to a securitization trust on behalf of the borrower in amounts equal to the delinquent loan payments. The borrower must repay the advances either at the termination of the loan or on a monthly payment plan. Borrowers must provide written documentation outlining their hardship and requesting deferment. Other principal guidelines applicable to the deferment process are: (i) the borrower may have up to six payments deferred during the life of the loan and must have a history demonstrating the ability to repay in post-deferment periods; (ii) no more than three payments may be deferred during a twelve-month period; and (iii) the borrower must have made a minimum of six timely payments on the loan and twelve months must have passed since the last deferment in order to qualify for a new deferment request.

         In a forbearance arrangement, which also is initiated solely at the request of a borrower, we also make advances to a securitization trust on behalf of the borrower in amounts equal to the delinquent loan payments and we also advance any unpaid taxes, insurance premiums or similar assessments. The borrower must repay the advances in addition to their regular monthly payment until the advances are paid in full and the borrower must exhibit the ability to remit post-forbearance payments in a timely manner. A forbearance is part of a formal agreement in which the borrower must execute a deed in lieu of foreclosure, subject to exceptions based on local laws and regulations and individual borrower circumstances. We retain the unrecorded deed in safekeeping until such time as the entire advance amount is repaid. If the borrower subsequently defaults before repaying the advances in full, we have the option to record the deed after providing proper notification to the borrower and a reasonable period of time to cure. The recording of the deed allows us to proceed with a deed in lieu of foreclosure action, which is typically less complex and less costly than a foreclosure action. Other principal guidelines applicable to the forbearance process are: (i) the subject loan must be at least nine months old; (ii) the loan must be a minimum of two payments delinquent and it is preferred that the deferment option be exhausted prior to the initiation of a forbearance process; and (iii) the borrower must not have excessive liens against the real estate collateralizing the loan.

         We do not enter into a deferment or forbearance arrangement based solely on the fact that a loan meets the criteria for one of the arrangements. Our use of the arrangements depends upon a new credit decision, our view of prevailing economic conditions and an individual's circumstances, which vary from borrower to borrower. Because deferral and forbearance arrangements are account management tools which help us to manage customer relationships, maximize collection opportunities and increase the value of our account relationships, the application of these tools generally is subject to constantly shifting complexities and variations in the marketplace. We continually review and assess the policies and practices to make sure they are in alignment with the goals we have set for them. We modify or permit exceptions to the policies and practices from time to time and from one reporting period to another.

         In most cases, a loan is considered current if the borrower immediately begins payment under the terms of the deferment or forbearance arrangement and we do not reflect it as a delinquent loan in our delinquency statistics, although if the agreed terms are not adhered to by the borrower, the account status may be reversed and collection actions resumed.

         The following table presents information regarding loans under deferment and forbearance arrangements, which are reported as current loans and thus not included in delinquencies as of the end of our last four quarters (dollars in thousands):


                                           Cumulative Unpaid Principal Balance
                                      ---------------------------------------------
                                                                                           % of
                                         Under            Under                           Managed
                                       Deferment       Forbearance         Total         Portfolio
                                      -----------     -------------      ----------     ------------
June 30, 2002........................... $64,958          $73,705         $138,662          4.52%
September 30, 2002......................  67,282           76,649          143,931          4.50
December 31, 2002.......................  70,028           81,585          151,613          4.55
March 31, 2003(a).......................  85,205           84,751          169,955          4.89

----------------------
(a) Included in cumulative unpaid principal balance are loans with arrangements that were entered into longer than twelve months ago. At March 31, 2003, there was $35.5 million of cumulative unpaid principal balance under deferment arrangements and $30.2 million of cumulative unpaid principal balance under forbearance arrangements that were entered into prior to April 2002.

         Additionally, there are loans under deferment and forbearance arrangements which return to delinquent status. At March 31, 2003 there was $22.6 million of cumulative unpaid principal balance under deferment arrangements and $48.8 million of cumulative unpaid principal balance under forbearance arrangements that are reported as delinquent 31 days or more.

         During the quarter ended March 31, 2003 we experienced a pronounced increase in the number of borrowers requesting a deferment or forbearance arrangement and in light of the weakened economic environment we made use of deferment arrangements to a greater degree than in prior periods. We currently expect this condition to be temporary and will actively attempt to manage the loan accounts under deferment arrangement to maximize our chances for full recovery of the borrowed amount while still accommodating borrower needs during their period of hardship.

         The following table presents the amount of unpaid principal balance of loans that entered into a deferment or forbearance arrangement in the first three quarters of fiscal 2003 (dollars in thousands):

                                          Unpaid Principal Balance Impacted by
                                                      Arrangements
                                      ---------------------------------------------
                                                                                           % of
                                         Under             Under                          Managed
Quarter Ended:                         Deferment        Forbearance         Total         Portfolio
                                      -----------     -------------      ----------     ------------
September 30, 2002...................... $11,619          $23,564          $35,183          1.10%
December 31, 2002.......................  17,015           27,004           44,018          1.32
March 31, 2003..........................  37,117           28,051           65,168          1.87


         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total managed portfolio were $220.1 million at March 31, 2003 compared to $220.9 million and $209.9 million at December 31, 2002 and September 30, 2002, respectively. Total delinquencies as a percentage of the total managed portfolio were 6.33% at March 31, 2003 compared to 6.62% and 6.56% at December 31, 2002 and September 30, 2002, respectively. Delinquencies at June 30, 2002 were $170.8 million or 5.57% of the managed portfolio. Although delinquencies at March 31, 2003 have declined, increases in percentages in fiscal 2003 from fiscal 2002 were mainly due to the impact on our borrowers of continued uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers, and the seasoning of the managed portfolio. These factors have also resulted in a significant increase in the usage of deferment and forbearance arrangements, which impact the aging status of loans for purposes of delinquency reporting described above. In addition, the delinquency percentage had increased due to increased prepayment rates resulting from refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A leveling in the growth of the managed portfolio as a result of higher prepayment rates and decreases in the growth of the origination of new loans also contributed to the increase in the delinquency percentage in fiscal 2003 from June 30, 2002. As the managed portfolio continues to season, and if economic conditions continue to lag or worsen, the delinquency rate may continue to increase. Delinquent loans and leases held as available for sale on our balance sheet increased slightly from $5.9 million at June 30, 2002 to $6.0 million at March 31, 2003. Compared to December 31, 2002 and September 30, 2002 delinquencies decreased primarily due to liquidations through sales of loans repurchased from our mortgage securitization trusts. See "Results of Operations -- Provision for Credit Losses" for further detail of the impact of delinquencies.

         Real estate owned. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $35.2 million, or 1.01%, of the total managed portfolio at March 31, 2003 compared to $34.4 million, or 1.03% and $32.4 million, or 1.01%, at December 31, 2002 and September 30, 2002, respectively. REO at June 30, 2002 was $34.0 million, or 1.11%. As our portfolio seasons and if economic conditions continue to lag or worsen, REO as a percentage of the portfolio may increase. Although the disposition of REO is affected by court processes, seasonality of the real estate market and other factors beyond our control, management has been making a concerted effort to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. This effort includes adding additional personnel to the process and has included bulk sales of REO. Reducing the time properties are carried reduces carrying costs for interest on funding the cost of the property, legal fees, taxes, insurance and maintenance related to these properties. We believe the results of this effort are evident in the fact that REO as a percentage of the managed portfolio has remained level. REO held by us on our balance sheet increased from $3.8 million at June 30, 2002 to $6.3 million at March 31, 2003 primarily due to repurchases of foreclosed loans from our mortgage securitization trusts.

         Loss experience. During the third quarter of fiscal 2003, we experienced net loan and lease charge-offs in our total managed portfolio of $8.6 million. On an annualized basis, during the third quarter of fiscal 2003, net loan and lease charge-offs were 1.01% of the total managed portfolio. For the three months ended December 31, 2003, net loan and lease charge-offs in our total managed portfolio were $5.9 million, or 0.72% of the average total managed portfolio. For the three months ended September 30, 2002, net loan and lease charge-offs in our total managed portfolio were $8.1 million, or 1.03% of the average total managed portfolio. Principal loss severity experience on delinquent loans generally has ranged from 10% to 30% of principal and loss severity experience on REO generally has ranged from 25% to 40% of principal. As noted above, we have attempted to reduce the time a loan remains in seriously delinquent status until the sale of an REO property in order to reduce carrying costs on the property. See "-- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on credit loss assumptions used to estimate the fair value of our interest-only strips and servicing rights compared to actual loss experience. Real estate values have generally continued to increase in recent periods and their increases have exceeded the rate of increase of many other types of investments in the current economy. If in the future this trend reverses and real estate values begin to decline, our loss severity rates could increase.

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

         Interest Rate Sensitivity. The following table provides information about financial instruments that are sensitive to changes in interest rates. For interest-only strips and servicing rights, the table presents projected principal cash flows utilizing assumptions including prepayment and credit loss rates. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more information on these assumptions. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates (dollars in thousands):

                                                                Amount Maturing After March 31, 2003
                                         ------------------------------------------------------------------------------
                                          Months   Months    Months    Months    Months     There-               Fair
                                         1 to 12  13 to 24  25 to 36  37 to 48  49 to 60    after      Total    Value
                                         -------  --------  --------  --------  --------  ---------  --------  --------
Rate Sensitive Assets:
Loans and leases available for sale (a).$ 46,986  $     73  $     80  $     88  $     97  $   5,327  $ 52,651  $ 53,265
Interest-only strips.................... 127,407   130,263   125,011   109,418    90,043    317,028   899,170   609,891
Servicing rights........................  42,754    33,970    26,764    20,948    16,402     53,101   193,939   132,925
Investments held to maturity............     215       253       424         -         -          -       892       935

Rate Sensitive Liabilities:
Fixed interest rate borrowings..........$365,866  $146,685  $130,361  $ 27,097  $ 14,685  $  26,406  $711,100  $710,051
Average interest rate...................   9.32%     9.19%     9.34%     9.84%     9.88%     11.32%     9.82%
Variable interest rate borrowings.......$  5,862  $      3  $     30  $      -  $      5  $       -  $  5,900  $  5,900
Average interest rate...................   2.80%     3.08%     3.08%     3.08%     3.08%      3.08%     2.80%

----------------------------
(a) For purposes of this table, all loans and leases which qualify for securitization are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than three months prior to securitization.

         Loans Available for Sale. Gain on sale of loans may be unfavorably impacted to the extent we hold fixed interest rate available for sale mortgage loans prior to securitization. A significant variable affecting the gain on sale of loans in a securitization is the interest rate spread between the average interest rate on fixed interest rate loans and the weighted-average pass-through interest rate to investors for interests issued in connection with the securitization. Although the average loan interest rate is fixed at the time the loan is originated, the pass-through interest rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Generally, the period between loan origination and pricing of the pass-through interest rate is less than three months. If market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor could have a material adverse effect on our results of operations and financial condition. We estimate that each 0.1% reduction in the interest rate spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.22%. See "-- Strategies for Use of Derivative Financial Instruments" for further detail of our interest rate risk management for available for sale loans.

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At March 31, 2003, $142.1 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 4.4% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of March 31, 2003, the interest rate sensitivity for $60.8 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. In addition, the interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 Trust is managed using an interest rate cap which limits the one-month LIBOR to a maximum rate of 4%. See "-- Strategies for Use of Derivative Financial Instruments" for further detail.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. Currently, approximately 90-95% of business loans and 85-90% of home equity loans in the total managed portfolio are subject to prepayment fees. However, higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. Revaluation of our interest-only strips and servicing rights is performed on a quarterly basis. As part of the revaluation process, assumptions used for prepayment rates are monitored against actual experience, economic conditions and other factors and adjusted if warranted. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further information regarding these assumptions and the impact of prepayments during this period.

         Subordinated Debt. We also experience interest rate risk to the extent that as of March 31, 2003 approximately $345.2 million of our liabilities were comprised of fixed interest rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded on subordinated debt increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

         Strategies for Use of Derivative Financial Instruments. All derivative financial instruments are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the statement of income in the period incurred.

Hedging activity

         From time to time derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest rates between the date loans are originated and the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. Generally, the period between loan origination and pricing of the pass-through interest rate is less than three months. Derivative financial instruments we use for hedging changes in fair value due to interest rate changes may include interest rate swaps, futures and forward contracts. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. At the time the contract is executed, derivative contracts are specifically designated as hedges of mortgage loans or our residual interests in mortgage loans in our mortgage conduit facility, which we would expect to be included in a term securitization at a future date. The mortgage loans and mortgage loans underlying residual interests in mortgage pools consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities to match the maturities of the interest rate pass-through certificates. We may hedge potential interest rate changes in interest rate swap yield curves with interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the items hedged is based on current pricing of these assets in a securitization. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedges are continuously monitored. If correlation did not exist, the related gain or loss on the hedged item would no longer be recognized as an adjustment to income.

         We recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three and nine-month periods ended March 31, 2003 and 2002. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                  Three Months Ended          Nine Months Ended
                                                      March 31,                    March 31,
                                             ---------------------------   ---------------------------
                                                2003            2002          2003            2002
                                             ---------       -----------   ---------       -----------
Offset by gains and losses recorded on
    securitizations:
Losses on derivative financial instruments... $  (2,071)     $   (135)     $  (3,806)      $ (4,923)

Offset by gains and losses recorded on the
    fair value of hedged items:
Losses on derivative financial instruments...       (16)           --         (3,070)            --

Amount settled in cash - paid................    (2,619)         (135)        (5,041)        (4,923)

         At March 31, 2003 outstanding forward starting interest rate swap contracts accounted for as hedges and unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                            Notional       Unrealized
                                             Amount           Loss
                                            --------       ----------

Forward starting interest rate
  swaps.............................        $47,497         $ 2,809


         The sensitivity of forward starting interest rate swap contracts held as hedges as of March 31, 2003 to a 0.1% change in market interest rates is $0.1 million.

Trading activity

         Generally, we do not enter into derivative financial instrument contracts for trading purposes. However, we have entered into derivative financial instrument contracts which we have not designated as hedges in accordance with accounting principles generally accepted in the United States of America and were therefore accounted for as trading assets or liabilities. During the three and nine months ended March 31, 2003, we used interest rate swap contracts to protect the future securitization spreads on loans in our pipeline. Loans in the pipeline represent loan applications for which we are in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments. We believed there was a greater chance that market interest rates we would obtain on the subsequent securitization of these loans would increase rather than decline, and chose to protect the spread we could earn in the event of rising rates. However due to a decline in market interest rates during the period the contracts were in place, we recorded the following losses on forward starting interest rate swap contracts, which were used to manage interest rate risk on loans in our pipeline and were therefore classified as trading for the three and nine-month periods ended March 31, 2003 and 2002 (in thousands):

                                                  Three Months Ended          Nine Months Ended
                                                      March 31,                    March 31,
                                             ----------------------------  --------------------------
                                                2003             2002           2003          2002
                                             ------------     -----------  -----------    -----------
Trading losses on forward starting interest
  rate swaps...............................    $  (784)       $     --     $   (3,708)     $     --
Amount settled in cash - paid..............         --              --         (2,671)           --

         At March 31, 2003 outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans in the Company's pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                            Notional       Unrealized
                                             Amount           Loss
                                            --------       ----------

Forward starting interest rate
   swaps...........................         $72,503          $ 22

         The sensitivity of the forward starting interest rate swap contracts held as trading as of March 31, 2003 to a 0.1% change in market interest rates is $0.3 million.

         In addition, for the three and nine-month periods ended March 31, 2003, respectively, the Company recorded losses of $0.1 million and $1.1 million on an interest rate swap contract which is not designated as an accounting hedge, and gains of $0.5 million for the three and nine-month periods ended March 31, 2002. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract was due to decreases in the interest rate swap yield curve during the period the contract was in place. Of the losses recognized during the nine-month period, $0.3 million were unrealized losses representing the net change in the fair value of the contract during the period and $0.8 million were cash losses. The cumulative net unrealized loss of $0.5 million is included as a trading liability in Other liabilities at March 31, 2003.

         Terms of the interest rate swap agreement at March 31, 2003 were as follows (dollars in thousands):

          Notional amount.................................$    66,412
          Rate received - Floating (a).....................     1.34%
          Rate paid - Fixed................................     2.89%
          Maturity date....................................April 2004
          Unrealized loss.................................$       755
          Sensitivity to 0.1% change in interest rates....$        30

------------------
(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.

         Derivative transactions are measured in terms of a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but is only used as a basis to determine fair value, which is recorded on the balance sheet and to determine interest and other payments between the counterparties. Our exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. We attempt to manage this exposure by limiting our derivative financial instruments to those traded on major exchanges and where our counterparties are major financial institutions. At March 31, 2003, we held no derivative financial instruments in a gain position.

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

         Following is a summary of future payments required on our contractual obligations as of March 31, 2003 (in thousands):

                                                             Payments Due by Period
                                     -----------------------------------------------------------------------
                                                     Less than        1 to 3          4 to 5      More than
Contractual Obligations                Total           1 year         years           years        5 years
----------------------------------   -----------     -----------    -----------     ---------     ----------
Subordinated debt ................    $710,218       $364,984       $277,046       $ 41,782       $ 26,406
Accrued interest - subordinated
   debt (a) ......................      45,450         23,776         15,923          2,240          3,511
Warehouse and operating lines
   of credit .....................       5,900          5,900             --             --             --
Capitalized lease (b) ............         882            311            571             --             --
Operating leases (c) .............      55,406          2,104          9,422         10,499         33,381
Services and equipment (d) .......      10,542         10,542             --             --             --
                                      --------       --------       --------       --------       --------
Total obligations ................    $828,398       $407,617       $302,962       $ 54,521       $ 63,298
                                      ========       ========       ========       ========       ========

(a) This table reflects interest payment terms elected by subordinated debt holders as of March 31, 2003. In accordance with the terms of the subordinated debt offering, subordinated debt holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(b)  Amounts include principal and interest.
(c) Amounts include lease for office space assuming a July 1, 2003 start date. Actual start date is dependent upon various factors and may be different from assumed date.
(d) Amounts related to the relocation of our corporate headquarters. The provisions of the lease, local and state grants will provide us with reimbursement of a substantial amount of these payments.

         The following discussion of liquidity and capital resources should be read in conjunction with the discussion contained in "Application of Critical Accounting Policies."

         When loans are sold through a securitization, we retain the rights to service the loans. Servicing loans obligates us to advance interest payments for delinquent loans under certain circumstances and allows us to repurchase a limited amount of delinquent loans from securitization trusts. See "Off-Balance Sheet Arrangements" and "Off-Balance Sheet Arrangements -- Securitizations -- Trigger Management" for more information on how the servicing of securitized loans effects requirements on our capital resources and cash flow.

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

         Cash flow from operations for the nine months ended March 31, 2003 was a negative $41.5 million compared to negative $21.0 million for the first nine months of fiscal 2002. Negative cash flow from operations increased $20.5 million, or 97.8%, for the nine months ended March 31, 2003 from the nine months ended March 31, 2002 mainly due to increases in the repurchases of securitized loans to avoid delinquency triggers, the funding of $3.8 million in initial overcollateralization from the proceeds of our December 2002 securitization and $2.8 million for the settlement of derivative contracts. Increases in the proceeds from our securitizations from the sale of notional bonds and increases in the cash flow from interest-only strips in the first nine months of fiscal 2003 were offset by increases in operating expenses, mainly general and administrative expenses to service and collect the larger managed portfolio.

         Negative cash flow from operations was $0.2 million for the third quarter of fiscal 2003, compared to negative cash flow from operations of $32.8 million the second quarter of fiscal 2003, a decrease of $32.5 million. This decrease was mainly due to the receipt of $13.8 million of proceeds during the third quarter from the liquidation of impaired loans and REO that we had repurchased from securitization trusts in prior periods. Also contributing was a $5.1 million increase in the amount of cash we received at the closing of our third quarter securitization resulting from a $1.3 million increase in the proceeds from the sale of notional bonds over the second quarter and reduced initial overcollateralization from the second quarter when we were required to fund $3.8 million of overcollateralization from the proceeds of that quarter's securitization. The amount of cash that we received in the third quarter's securitization was also higher because the larger size of that securitization required us to reduce the amount of securitizable loans available for sale on our balance sheet by approximately $8.3 million. The amount of cash we receive and the amount of overcollateralization we are required to fund at the closing of our securitizations is dependent upon a number of factors including market factors over which we have no control. Although we expect negative cash flow from operations to continue and fluctuate in the foreseeable future, our goal is to continue to reduce our negative cash flow from operations from historical levels. We believe that if our business projections prove accurate, our cash flow from operations will become positive. However, negative cash flow from operations in the current fiscal year may continue to increase from fiscal 2002 levels because due to the nature of our operations, we generally expect the level of cash flow from operations to fluctuate.

         As was previously discussed, during the six quarters ended March 31, 2003, our actual prepayment experience on our managed portfolio was generally higher than our average historical levels for prepayments. Prepayments result in decreases in the size of our managed portfolio and decreases in the expected future cash flows to us from our interest-only strips and servicing rights. However, due to the favorable interest rate spreads, favorable initial overcollateralization requirements and levels of cash received at closing on our more recent securitizations we do not believe our recent increase in prepayment experience will have a significant impact on our expected cash flows from operations in the future.

         Other factors could negatively affect our cash flow and liquidity such as increases in mortgage interest rates legislation or other economic conditions which may make our ability to originate loans more difficult. As a result, our costs to originate loans could increase or our volume of loan originations could decrease.

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

         The following is a description of the warehouse and operating lines of credit and mortgage conduit facilities, which were available to us at March 31, 2003 (in thousands):


                                                                                             Amount            Amount
                                                                           Facility       Utilized On-      Utilized Off-
                                                                            Amount        Balance Sheet     Balance Sheet
                                                                            ------        -------------     -------------
Revolving credit and conduit facilities:
   Mortgage conduit facility, expiring July 2003 (a)...................    $300,000         $    Na            $29,528
   Warehouse revolving line of credit, expiring November 2003 (b) .....     200,000              --                 Na
   Warehouse and operating revolving line of credit, expiring
     December 2003 (c).................................................      50,000           5,862                 Na
   Warehouse revolving line of credit, expiring October 2003 (d) ......      25,000              --                 Na
   Operating revolving line of credit, expiring January 2004 (e) ......       1,200              --                 Na
                                                                           --------         -------            -------

Total revolving credit facilities......................................     576,200           5,862             29,528
Other facilities:
   Commercial paper conduit for lease production, maturity
     matches underlying leases (f).....................................         199              38                161
   Capitalized leases, maturing January 2006 (g) ......................         882             882                 Na
                                                                           --------         -------            -------
Total credit facilities................................................    $577,281         $ 6,782            $29,689
                                                                           ========         =======            =======

----------------------------

Na - not applicable for facility

(a) $300.0 million mortgage conduit facility. The facility provides for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. See "-- Application of Critical Accounting Policies" for further discussion of the off-balance sheet features of this facility.

(b) $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of this facility is continuously committed for the term of the facility while the remaining $100.0 million of the facility is available at Credit Suisse's discretion. The interest rate on the facility is based on one-month LIBOR plus a margin. Advances under this facility are collateralized by pledged loans.

(c) $50.0 million warehouse and operating credit facility which includes a sublimit for a letter of credit to secure lease obligations for corporate office space with JPMorgan Chase Bank. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. The amount of the letter of credit was $8.0 million at March 31, 2003 and will vary over the term of the lease. Obligations under the facility are collateralized by pledged loans, REO, and advances to securitization trusts. Advances on this line for general operating purposes are limited to $5.0 million and are collateralized by our Class R Certificate of the ABFS Mortgage Loan Trusts 1997-2, 1998-1 and 1998-3.

(d) $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on one-month LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans.

(e) $1.2 million revolving line of credit facility from Firstrust Savings Bank. The obligations under this facility are collateralized by the cash flows from our investment in the ABFS 99-A lease securitization trust. The interest rate on the advances from this facility is one-month LIBOR plus a margin.

(f) The commercial paper conduit for lease production provided for sale of equipment leases using a pooled securitization. After January 2000, the facility was no longer available for sales of equipment leases.

(g) Capitalized leases, imputed interest rate of 8.0%, collateralized by computer equipment.

         The warehouse credit agreements require that we maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits that we must meet as a condition to drawing on a particular line of credit. At March 31, 2003, we were in compliance with the terms of all financial covenants. Some of our financial covenants have minimal flexibility and we cannot say with certainty that we will continue to comply with the terms of all debt covenants. If we do not comply with the debt covenants in one of our credit facilities, we can utilize excess capacity in our other credit facilities for loan funding, request a waiver from our lender or request a renegotiation of the terms of the agreement in order to allow us to continue to draw down on the facility. There can be no assurance that a waiver or modification of terms would be granted us should one be requested in the future.

         Subordinated debt securities. The issuance of subordinated debt funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund growth and to partially fund maturities of subordinated debt. In addition, at times we may elect to utilize proceeds from the issuance of subordinated debt to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During the nine months ended March 31, 2003, subordinated debt increased by $54.5 million, net of redemptions compared to an increase of $102.8 million in the first nine months of fiscal 2002. The reduction in the level of subordinated debt sold was a result of our focus on becoming cash flow positive and reducing our reliance on subordinated debt.

         We registered $315.0 million of subordinated debt under a registration statement, which was declared effective by the Securities and Exchange Commission on October 3, 2002. Of the $315.0 million, $187.5 million of this debt was available for future issuance as of March 31, 2003.

         We intend to meet our obligation to repay such debt and interest as it matures with cash flow from operations, cash flows from interest-only strips and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations. Our unrestricted cash balances are sufficient to cover approximately 19.1% of the $388.8 million of subordinated debt and accrued interest maturities due within one year. Unrestricted cash balances were $74.4 million at March 31, 2003, compared to $99.6 million at June 30, 2002 and $122.9 million at March 31, 2002.

         The current low interest rate environment has provided an opportunity to reduce the interest rates offered on our subordinated debt. The weighted-average interest rate of our subordinated debt issued in the month of March 2003 was 7.27%, compared to debt issued in March 2002, which had a weighted-average interest rate of 7.85%. Debt issued at our peak rate, which was in February 2001, was at a rate of 11.85%. Our ability to further decrease the rates offered on subordinated debt, or maintain the current rates, depends on market interest rates and competitive factors among other circumstances. The weighted average remaining maturity of our subordinated debt at March 2003 was 18 months compared to 17 months at March 2002.

          Sales into special purpose entities and off-balance sheet facilities. We rely significantly on access to the asset-backed securities market through securitizations to provide permanent funding of our loan production. We also retain the right to service the loans. Residual cash from the loans after required principal and interest payments are made to the investors provide us with cash flows from our interest-only strips. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt and our operating cash needs. See "-- Off-Balance Sheet Arrangements" for further detail of our securitization activity and effect of securitizations on our liquidity and capital resources.

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

         A further decline in economic conditions, continued instability in financial markets or further acts of terrorism in the United States may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debt securities, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent the United States experiences an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to hedge our loan portfolio effectively against market interest rate changes which could cause reduced profitability. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired. Additionally, under the Soldiers' and Sailors' Civil Relief Act of 1940, members of all branches of the military on active duty, including draftees and reservists in military service and state national guard called to federal duty are entitled to have interest rates reduced and capped at 6% per annum, on obligations (including mortgage loans) incurred prior to the commencement of military service for the duration of military service and may be entitled to other forms of relief from mortgage obligations. To date, compliance with the Act has not had a material effect on our business.

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

         On April 2, 2001, we awarded 2,500 shares (3,025 shares after the effect of stock dividends) of our common stock to Richard Kaufman, our director, as a result of services rendered in connection with our stock repurchases.

         In February 2003, we awarded 2,000 shares of our common stock to both Warren E. Palitz and Jeffrey S. Steinberg, respectively, as newly appointed members of our Board of Directors.

         We employ members of the immediate family of some of our directors and executive officers in various positions. We believe that the salaries we pay these individuals are competitive with salaries paid to other employees in similar positions in our organization and in our industry.

         In fiscal 2003, Lanard & Axilbund, Inc., a real estate brokerage and management firm in which our Director, Mr. Sussman, was a partner and is now Chairman Emeritus, acted as our agent in connection with the lease of our new corporate office space. As a result of this transaction, Lanard & Axilbund, Inc. has, and will receive, when our lease begins, a commission from the owner of the building where we will be leasing office space. We believe that the commission to be received by Lanard & Axilbund, Inc. as a result of this transaction is consistent with market and industry standards. Additionally, as part of our agreement with Lanard & Axilbund, Inc., they reimbursed us for some of our costs related to finding new office space including some of our expenses related to legal services, feasibility studies and space design. An additional reimbursement payment will be made to us when our lease begins.

         Additionally, we have business relationships with other related parties, including family members of directors and officers, through which we have purchased appraisal services, office equipment and real estate advisory services. None of our related party transactions, individually or collectively, are material to our results of operations.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

         This quarterly report contains non-GAAP financial measures. For purposes of the Securities and Exchange Commission Regulation G, a non-GAAP financial measure is a numerical measure of a registrant's historical or future financial performance, financial position or cash flow that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that were included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statement) of the Company; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Regulation G, following is a reconciliation of the non-GAAP financial measures to the most directly comparable financial measure.

         The Company presents certain financial ratios to measure balance sheet leverage relationships that include or exclude items from GAAP based financial ratios consistent with common industry practices. Additionally, some ratios are adjusted in order to isolate secured items such as secured debt or overcollateralization, which is secured by loan principal in securitization trusts, from unsecured items. Management believes these measures enhance the users' overall understanding of the Company's current financial performance and prospects for the future and that these measures help in understanding the risk characteristics of certain significant balance sheet amounts and how their proportions to equity changes over time. The following tables reconcile the ratios presented in "Balance Sheet Information -- Balance Sheet Data" to GAAP basis measures (dollars in thousands):

         Total liabilities to tangible
            equity:                          March 31, 2003      June 30, 2002
                                             --------------      -------------
         Total liabilities .................   $ 895,712          $ 806,997

         Equity ............................      77,227             69,378
         Less: Goodwill ....................     (15,121)           (15,121)
                                               ---------          ---------
             Tangible equity ...............   $  62,106          $  54,257
                                               =========          =========
         Total liabilities to tangible
            equity..........................        14.4x              14.9x
                                               =========          =========
         Liabilities/equity ................        11.6x              11.6x
                                               =========          =========



Adjusted debt to tangible
   equity:                            March 31, 2003           June 30, 2002
                                      --------------           -------------
Total liabilities.................       $ 895,712              $ 806,997
Less: Cash........................         (87,232)              (108,599)
Less: Warehouse lines.............          (6,782)                (8,486)
Less: Loans in process............         (31,750)               (29,866)
                                         ---------             ----------
                                           769,948                660,046

Equity............................          77,227                 69,378
Less: Goodwill....................         (15,121)               (15,121)
                                         ---------             ----------
    Tangible equity...............        $ 62,106              $  54,257
                                         =========             ==========
Adjusted debt to tangible
   equity.........................            12.4x                  12.2x
                                         =========             ==========
Liabilities/equity................            11.6x                  11.6x
                                         =========             ==========


Subordinated debt to tangible
   equity:                            March 31, 2003         June 30, 2002
                                      --------------         -------------
Subordinated debt.................       $ 710,218              $ 655,720
Equity............................          77,227                 69,378
Less: Goodwill....................         (15,121)               (15,121)
                                         ---------             ----------
    Tangible equity...............       $  62,106               $ 54,257
                                         =========             ==========
Subordinated debt to tangible
   equity.........................            11.4x                  12.1x
                                         =========             ==========
Liabilities/equity................            11.6x                  11.6x
                                         =========             ==========


Interest-only strips to
   adjusted tangible equity:          March 31, 2003         June 30, 2002
                                      --------------         -------------

Interest-only strips..............       $ 609,891             $  512,611

Less: Overcollateralization.......        (201,258)              (160,079)
                                         ---------             ----------
                                           408,633                352,532

Equity............................          77,227                 69,378
Less: Goodwill....................         (15,121)               (15,121)
                                         ---------             ----------
    Tangible equity...............          62,106                 54,257


Plus: Subordinated debt with
  remaining maturity >5 years.....          26,406                 27,629
                                         ---------             ----------
                                         $  88,512             $   81,886
                                         =========             ==========

Interest-only strips to adjusted
   tangible equity................             4.6x                  4.3x
                                         =========             =========
Interest-only strips/equity.......             7.9x                  7.4x
                                         =========             =========

         The Company presents Managed Portfolio and Managed REO information. Management believes these measures enhance the users' overall understanding of the Company's current financial performance and prospects for the future because the volume and credit characteristics of off-balance sheet securitized loan and lease receivables have a significant effect on the financial performance of the Company as a result of the Company's retained interests in the securitized loans. Retained interests included interest-only strips and servicing rights. In addition, because the servicing and collection of the Company's off-balance sheet securitized loan and lease receivables are performed in the same manner and according to the same standards as the servicing and collection of its on-balance sheet loan and lease receivables, certain Company resources, such as personnel and technology, are allocated based on the total Managed Portfolio and total Managed REO. The following tables reconcile the managed portfolio measures presented in "Managed Portfolio Quality." (Dollars in thousands):

March 31, 2003:                                          Delinquencies
--------------------------------------------------------------------------
                                                        Amount         %
                                                   -----------------------
On-balance sheet loan and lease
 receivables......................       $   51,347   $  5,992       11.67%
Securitized loan and lease
 receivables......................        3,426,458    214,100        6.25%
                                         ----------   --------     -------
Total Managed Portfolio...........       $3,477,805   $220,092        6.33%
                                         ==========   ========     =======

On-balance sheet REO..............       $    6,348
Securitized REO...................           28,862
                                         ----------
Total Managed REO.................       $   35,210
                                         ==========


December 31, 2002:                                       Delinquencies
--------------------------------------------------------------------------
                                                       Amount          %
                                                   -----------------------
On-balance sheet loan and lease
 receivables......................       $   58,582   $  9,494       16.21%
Securitized loan and lease
 receivables......................        3,276,956    211,383        6.45%
                                         ----------   --------     -------
Total Managed Portfolio...........       $3,335,538   $220,877        6.62%
                                         ==========   ========     =======

On-balance sheet REO..............       $    7,215
Securitized REO...................           27,209
                                         ----------
Total Managed REO.................       $   34,424
                                         ==========


September 30, 2002:                                      Delinquencies
--------------------------------------------------------------------------
                                                      Amount         %
                                                   -----------------------
On-balance sheet loan and lease
 receivables......................       $   57,884    $ 6,658       11.50%
Securitized loan and lease
 receivables......................        3,140,277    203,208        6.47%
                                         ----------   --------     -------
Total Managed Portfolio...........       $3,198,161   $209,866        6.56%
                                         ==========   ========     =======

On-balance sheet REO..............       $    4,508
Securitized REO...................           27,926
                                         ----------
Total Managed REO.................       $   32,434
                                         ==========


June 30, 2002:                                              Delinquencies
-----------------------------------------------------------------------------
                                                         Amount         %
                                                        ---------------------
On-balance sheet loan and lease
 receivables.....................    $   56,625         $  5,918      10.45%
Securitized loan and lease
 receivables.....................     3,009,564          164,855       5.48%
                                     ----------        ---------    -------
Total Managed Portfolio..........    $3,066,189         $170,773       5.57%
                                     ==========        =========    =======

On-balance sheet REO.............    $    3,784
Securitized REO..................        30,261
                                     ----------
Total Managed REO................    $   34,045
                                     ==========


RECENT ACCOUNTING PRONOUNCEMENTS

         Set forth below are proposed accounting pronouncements that may have a future effect on operations. The following description should be read in conjunction with the significant accounting policies, which have been adopted that are set forth in Note 1 of the notes to the June 30, 2002 consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 standardizes practices related to the recognition of a liability for the fair value of a guarantor's obligation. The rule requires companies to record a liability for the fair value of its guarantee to provide or stand ready to provide services, cash or other assets. The rule applies to contracts that require a guarantor to make payments based on an underlying factor such as change in market value of an asset, collection of the scheduled contractual cash flows from individual financial assets held by a special purpose entity, non-performance of a third party, for indemnification agreements, or for guarantees of the indebtedness of others among other things. The provisions of FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements were effective for statements of annual or interim periods ending after December 15, 2002.

         Based on the requirements of this guidance for the quarter ended March 31, 2003, we have recorded a $0.7 million liability in conjunction with the sale of mortgage loans to the ABFS 2003-1 securitization trust which occurred in March 2003. This liability represents the fair value of periodic interest advances that we, as servicer of the securitized loans, are obligated to pay on behalf of delinquent loans in the trust. Recording of this liability reduces the gain on sale recorded for the securitization. We would expect to record a similar liability for each subsequent securitization, which generally occurs on a quarterly basis. The amount of the liability that will be recorded is dependent mainly on the volume of loans we securitize, the expected performance of those loans and the interest rate of the loans. In the quarter ended March 31, 2003, the adoption of FIN 45 reduced net income by approximately $0.3 million and diluted earnings per share by $0.11. See Note 8 of the Consolidated Financial Statements for further detail of this obligation.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. We plan to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on our financial condition or results of operations. We adopted the new standard related to disclosure in the interim period beginning January 1, 2003. See Note 11 of the Consolidated Financial Statements for further detail of the adoption of this rule.

         In April 2003, the FASB began reconsidering the current alternatives for accounting for stock-based compensation. We cannot predict whether the guidance will change our current accounting for stock-based compensation, or what effect, if any, changes may have on our current financial condition or results of operations.

         In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. Special purpose entities ("SPEs") are one type of entity, which under certain circumstances may qualify as a variable interest entity. Although we use unconsolidated SPEs extensively in our loan securitization activities, the guidance will not affect our current consolidation policies for SPEs as the guidance does not change the guidance incorporated in SFAS No. 140 which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46 will therefore have no effect on our financial condition or results of operations and would not be expected to affect it in the future. In March 2003, the FASB announced that it is reconsidering the permitted activities of a qualifying SPE. We cannot predict whether the guidance will change or what effect, if any, changes may have on our current consolidation policies for SPEs.

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

         In December 2002, we entered into a new lease for office space for the relocation of our corporate headquarters into Philadelphia, Pennsylvania. The eleven-year operating lease is expected to commence in fiscal 2004. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $4.2 million. We have entered into contracts, or may engage parties in the future, related to the relocation of our corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. The provisions of the lease and local and state grants will provide us with reimbursement of a substantial amount of the costs related to the relocation, subject to certain conditions and limitations. We do not believe our unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to our operations.

         The lease requires us to maintain a letter of credit in favor of the landlord to secure our obligations to the landlord throughout the term of the lease. The amount of the letter of credit is currently $8.0 million and declines over time to $4.0 million. The letter of credit is currently issued by JPMorgan Chase under our current lending facility with JPMorgan Chase.

         In March 2003, we entered into a new lease agreement for office space in Roseland, New Jersey for the relocation of the our regional processing center presently located in Roseland, New Jersey. The nine-year lease is expected to commence in May 2003. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million. The provisions of the lease require the landlord to assume the costs to ready the premises for occupancy, subject to certain conditions and limitations. We do not believe that our expenses or cash outlay related to the relocation will be material to our operations.

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

         The Hale case consists of five separate counts - three purported class action counts and two individual counts. On November 22, 2002 the Illinois Federal District Court granted Upland Mortgage's motion to dismiss the three class action counts, but a judgment erroneously dismissing all five counts of the case was entered in the docket. The plaintiff appealed the dismissal to the United States Court of Appeals for the Seventh Circuit but, on February 14, 2003, the Court of Appeals dismissed the appeal for lack of jurisdiction, on the grounds that the judgment entered by the Illinois Federal District Court was erroneous and did not constitute a final disposition of all counts of the case. Action on the two remaining individual counts in the Illinois Federal District Court has resumed and discovery has been scheduled.

         Our lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending activities, including the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, described above. Due to our current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on our consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and because the ultimate resolutions of these proceedings are influenced by factors outside of our control, our estimated liability under these proceedings may change or actual results may differ from our estimates. We expect that, as a result of the publicity surrounding predatory lending practices and a recent New Jersey court decision regarding the Federal Parity Act and state laws which preclude the imposition of prepayment and other fees, we may be subject to other class action suits in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" for more detail.

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

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K

Exhibits


     Exhibit
     Number                                                Description
     --------       -----------------------------------------------------------------------------------------------


       10.1         Amendment No. 3 of Letter of Credit Agreement with JPMorgan Chase

       10.2         Lease between CWLT Roseland Exchange L.L.C., Lessor, and American Business Financial Services,
                    Inc., Lessee for 105 Eisenhower Parkway, Roseland, New Jersey

       10.3         First Amendment to Lease between CWLT Roseland Exchange L.L.C., Lessor, and American Business
                    Financial Services, Inc., Lessee.

       99.1         Chief Executive Officer's Certificate

       99.2         Chief Financial Officer's Certificate

Reports on Form 8-K - None

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE:    May 14, 2003                         By:  Albert W. Mandia
         ------------                              -----------------------------
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

Date: May 14, 2003                Anthony J. Santilli
                                  ---------------------------------------------
                                  Anthony J. Santilli
                                  Chairman, President, Chief Executive Officer,
                                  Chief Operating Officer, and Director
                                  (principal executive officer)

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


Date: May 14, 2003                          Albert W. Mandia
                                            ------------------------------
                                            Albert W. Mandia
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX





      Exhibit
      Number                                           Description
      -------       -----------------------------------------------------------------------------------------------


       10.1         Amendment No. 3 of Letter of Credit Agreement with JPMorgan Chase

       10.2         Lease between CWLT Roseland Exchange L.L.C., Lessor, and American Business Financial Services,
                    Inc., Lessee for 105 Eisenhower Parkway, Roseland, New Jersey

       10.3         First Amendment to Lease between CWLT Roseland Exchange L.L.C., Lessor, and American Business
                    Financial Services, Inc., Lessee.

       99.1         Chief Executive Officer's Certificate

       99.2         Chief Financial Officer's Certificate




