Form 10-Q/A
period 2003-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2003-06-13
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q/A
                                 (Amendment No. 1)

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................23
Item 3.  Quantitative and Qualitative Disclosure about Market Risk..............................................81
Item 4.  Controls and Procedures................................................................................81


PART II OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................82
Item 2.  Changes in Securities..................................................................................83
Item 3.  Defaults Upon Senior Securities........................................................................83
Item 4.  Submission of Matters to a Vote of Security Holders....................................................83
Item 5.  Other Information......................................................................................83
Item 6.  Exhibits and Reports on Form 8-K.......................................................................83

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

  Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                    2001-3     2001-1    2000-4     2000-3    2000-2    2000-1    1999-4   1999-3   1999-2   1999-1
                                    ------     ------    ------     ------    ------    ------    ------   ------  -------   ------
Nine months  ended March 31, 2003:
   Business loans.................  $  349     $  267    $  223     $  145    $1,086    $1,410    $2,371   $1,963  $ 1,807   $1,200
   Home equity loans..............     853      2,236       276        839     1,453     3,170     4,224    3,574    2,336    4,272
                                    ------     ------    ------     ------    ------    ------    ------   ------  -------   ------
     Total........................  $1,202     $2,503    $  499     $  984    $2,539    $4,580    $6,595   $5,537  $ 4,143   $5,472
                                    ======     ======    ======     ======    ======    ======    ======   ======  =======   ======
   % of Original Balance of Loans
    Securitized..................     0.40%      0.91%     0.18%      0.66%     0.84%     1.93%     2.97%    2.49%    1.88%    2.96%
   Number of loans repurchased....      11         27         6         11        26        42        79       79       47       58

Year ended June 30, 2002:
   Business loans.................  $   --     $   --    $   --     $   --    $   --    $   --    $  194   $1,006  $   341   $  438
   Home equity loans..............      --         --        --         --        --        84       944    3,249    2,688    2,419
                                    ------     ------    ------     ------    ------    ------    ------   ------  -------   ------
     Total........................  $   --     $   --    $   --     $   --    $   --    $   84    $1,138   $4,255  $ 3,029   $2,857
                                    ======     ======    ======     ======    ======    ======    ======   ======  =======   ======
   % of Original Balance of Loans
    Securitized..................       --         --        --         --        --      0.04%     0.51%    1.92%    1.38%    1.54%
   Number of loans repurchased....      --         --        --         --        --         2        18       47       31       33

Year ended June 30, 2001:
   Business loans.................  $   --     $   --    $   --     $   --    $   --    $   --    $   --   $   --  $    --   $   --
   Home equity loans..............      --         --        --         88       330        --        --       --       --       --
                                    ------     ------    ------     ------    ------    ------    ------   ------  -------   ------
      Total.......................  $   --     $   --    $   --     $   88    $  330    $   --    $   --   $   --  $    --   $   --
                                    ======     ======    ======     ======    ======    ======    ======   ======  =======   ======
   % of Original Balance of Loans
    Securitized..................       --         --        --       0.06%     0.11%       --        --       --       --       --
   Number of loans repurchased....      --         --        --          1         2        --        --       --       --       --


(Continued)                         1998-4     1998-3    1998-2     1998-1    1997-2    1997-1    1996-2   1996-1   Total
                                    ------     ------    ------     ------    ------    ------    ------   ------  -------
Nine months  ended March 31, 2003:
   Business loans.................  $   --     $1,455    $  206     $  147    $   --    $  714    $  313   $  138  $13,794
   Home equity loans..............     549      2,828     1,205        381        --       157       355       --   28,708
                                    ------     ------    ------     ------    ------    ------    ------   ------  -------
     Total........................  $  549     $4,283    $1,411     $  528    $   --    $  871    $  668   $  138  $42,502
                                    ======     ======    ======     ======    ======    ======    ======   ======  =======
   % of Original Balance of Loans
    Securitized..................     0.69%      2.14%     1.18%      0.50%       --      1.16%     1.67%    0.63%
   Number of loans repurchased....       6         53        20          8        --        12        12        1      498

Year ended June 30, 2002:
   Business loans.................  $  632     $  260    $  516     $1,266    $1,729    $  183    $   --   $  104  $ 6,669
   Home equity loans..............   4,649      5,575     1,548      1,770       223       239        60      123   23,571
                                    ------     ------    ------     ------    ------    ------    ------   ------  -------
     Total........................  $5,281     $5,835    $2,064     $3,036    $1,952    $  422    $   60   $  227  $30,240
                                    ======     ======    ======     ======    ======    ======    ======   ======  =======
   % of Original Balance of Loans
    Securitized..................     6.60%      2.92%     1.72%      2.89%     1.95%     0.56%     0.15%    1.03%
   Number of loans repurchased....      58         61        24         37        18         8         1        3      341

Year ended June 30, 2001:
   Business loans.................  $  173     $  803    $  215     $  428    $2,252    $   --    $  380   $  250  $ 4,501
   Home equity loans..............   1,310      3,886     1,284      1,686     1,764        --        92      109   10,549
                                    ------     ------    ------     ------    ------    ------    ------   ------  -------
      Total.......................  $1,483     $4,689    $1,499     $2,114    $4,016    $   --    $  472   $  359  $15,050
                                    ======     ======    ======     ======    ======    ======    ======   ======  =======
   % of Original Balance of Loans
    Securitized..................     1.85%      2.34%     1.25%      2.01%     4.02%       --      1.18%    1.63%
   Number of loans repurchased....      10         48        13         31        37        --         8        4      154

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

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio. See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total managed portfolio and managed REO measures to our balance sheet. See "-- Deferment and Forbearance Arrangements" for the amounts of previously delinquent loans subject to these deferment and forbearance arrangements which are not included in this table if currently performing under the terms as revised. (Dollars in thousands):

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

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                      March 31,    December 31,   September 30,
                                                         2003          2002           2002
                                                   ------------   ------------    ------------
Delinquent loans and leases on balance sheet (a).  $      5,992   $      9,494    $     6,658
% of on balance sheet loan and lease receivables.         11.7%          16.2%          11.5%

Loans and leases in non-accrual status on balance
 sheet (b).......................................  $      5,905   $      9,886    $     6,991
% of on balance sheet loan and lease receivables.         11.5%          16.9%          12.1%

Allowance for losses on available for sale
    loans and leases.............................  $      1,953   $      3,581    $     3,184
% of available for sale loans and leases.........          3.6%           5.8%           5.7%

Real estate owned on balance sheet...............  $      6,348   $      7,215    $     3,784

----------------------------
(a) Delinquent loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table. Included in total delinquencies are loans in non-accrual status of $5.6 million, $8.6 million and $6.2 million at March 31, 2003, December 31, 2002 and September 30, 2002, respectively.

(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table.

         Deferment and Forbearance Arrangements. Our policies and practices regarding deferment and forbearance arrangements, like all of our collections policies and practices, are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. From time to time, borrowers are confronted with events, usually involving hardship circumstances or temporary financial setbacks that adversely affect their ability to continue payments on their loan for some period of time. To assist borrowers during these periods who have been unable to comply with all payment obligations under their mortgage loan documents and who, through contact with us, express a willingness to restore their good standing under those documents, we may offer to enter into a deferment or forbearance arrangement with the borrower, depending on whether the borrower's circumstances qualify them for use of one of these arrangements. When economic conditions, such as those that exist at the present time, cause the value of the real estate securing our loans to rise, thereby lowering loan-to-value ratios, we are able to be more accommodating to borrowers who request a deferment or forbearance arrangement as relief from their temporary financial hardship.

         These arrangements permit us to reset the contractual status of a loan in our managed portfolio from delinquent to current based upon evidence, which in our judgment indicates a significant potential for eventual resumption of contractual payments.

         In a deferment arrangement, we make advances to a securitization trust on behalf of the borrower in amounts equal to the delinquent loan payments. The borrower must repay the advances either at the maturity of the loan or on a monthly payment plan. Borrowers must provide written documentation outlining their hardship and requesting deferment. Other principal guidelines applicable to the deferment process are: (i) the borrower may have up to six payments deferred during the life of the loan and must have a history demonstrating the ability and intent to repay in post-deferment periods; (ii) no more than three payments may be deferred during a twelve-month period; and (iii) the borrower must have made a minimum of six timely payments on the loan and twelve months must have passed since the last deferment in order to qualify for a new deferment request.

         In a forbearance arrangement, we also make advances to a securitization trust on behalf of the borrower in amounts equal to the payments in default. The borrower must repay the advances in addition to their regular monthly payment until the advances are paid in full and the borrower must exhibit the ability to remit post-forbearance payments in a timely manner. A forbearance is part of a formal agreement in which the borrower must execute a deed in lieu of foreclosure, subject to exceptions based on local laws and regulations and individual borrower circumstances. We retain the unrecorded deed in safekeeping until such time as the entire advance amount is repaid. If the borrower subsequently defaults before repaying the advances in full, we have the option to record the deed after providing proper notification to the borrower and a reasonable period of time to cure. The recording of the deed allows us to proceed with a deed in lieu of foreclosure action, which is typically less complex and less costly than a foreclosure action. Other principal guidelines applicable to the forbearance process are: (i) the subject loan must be at least nine months old; (ii) the loan must be a minimum of two payments delinquent and it is preferred that the deferment option be exhausted prior to the initiation of a forbearance process; and (iii) the borrower must not have excessive liens against the real estate securing the loan.

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

         The following table presents, as of the end of our last four quarters, information regarding loans under deferment and forbearance arrangements, which are reported as current loans since they were performing pursuant to their revised terms and thus not included in delinquencies in the delinquency table (dollars in thousands):


                                           Cumulative Unpaid Principal Balance
                                      ---------------------------------------------
                                                                                           % of
                                         Under            Under                           Managed
                                       Deferment       Forbearance        Total(a)       Portfolio
                                      -----------     -------------      ----------     ------------
June 30, 2002........................... $64,958          $73,705         $138,662          4.52%
September 30, 2002......................  67,282           76,649          143,931          4.50
December 31, 2002.......................  70,028           81,585          151,613          4.55
March 31, 2003..........................  85,205           84,751          169,955          4.89

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

         Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At March 31, 2003 there was $22.6 million of cumulative unpaid principal balance under deferment arrangements and $48.8 million of cumulative unpaid principal balance under forbearance arrangements that are reported as delinquent 31 days or more.

         During the quarter ended March 31, 2003, we experienced a pronounced increase in the number of borrowers requesting a deferment or forbearance arrangement and in light of the weakened economic environment we made use of deferment arrangements to a greater degree than in prior periods. We currently expect this condition to be temporary and will actively attempt to manage the loan accounts under deferment arrangement to maximize our chances for full recovery of the borrowed amount while still accommodating borrower needs during their period of hardship.

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

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K

Exhibits


     Exhibit
     Number                                                Description
     --------       -----------------------------------------------------------------------------------------------


       10.1         Amendment No. 3 of Letter of Credit Agreement with JPMorgan Chase*

       10.2         Lease between CWLT Roseland Exchange L.L.C., Lessor, and American Business Financial Services,
                    Inc., Lessee for 105 Eisenhower Parkway, Roseland, New Jersey*

       10.3         First Amendment to Lease between CWLT Roseland Exchange L.L.C., Lessor, and American Business
                    Financial Services, Inc., Lessee.*

       99.1         Chief Executive Officer's Certificate

       99.2         Chief Financial Officer's Certificate

-------------------
*Previously filed.


Reports on Form 8-K - None

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE:    June 13, 2003                        By:  Albert W. Mandia
         -------------                             -----------------------------
                                                   Albert W. Mandia
                                                   Executive Vice President and
                                                   Chief Financial Officer

CERTIFICATIONS

I, Anthony J. Santilli, certify that:

1. I have reviewed the quarterly report on Form 10-Q/A of American Business Financial Services, Inc.;

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

Date: June 13, 2003               Anthony J. Santilli
                                  ---------------------------------------------
                                  Anthony J. Santilli
                                  Chairman, President, Chief Executive Officer,
                                  Chief Operating Officer, and Director
                                  (principal executive officer)

I, Albert W. Mandia, certify that:

1. I have reviewed the quarterly report on Form 10-Q/A of American Business Financial Services, Inc.;

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


Date: June 13, 2003                         Albert W. Mandia
                                            ------------------------------
                                            Albert W. Mandia
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX





      Exhibit
      Number                                           Description
      -------       -----------------------------------------------------------------------------------------------


       10.1         Amendment No. 3 of Letter of Credit Agreement with JPMorgan Chase*

       10.2         Lease between CWLT Roseland Exchange L.L.C., Lessor, and American Business Financial Services,
                    Inc., Lessee for 105 Eisenhower Parkway, Roseland, New Jersey*

       10.3         First Amendment to Lease between CWLT Roseland Exchange L.L.C., Lessor, and American Business
                    Financial Services, Inc., Lessee.*

       99.1         Chief Executive Officer's Certificate

       99.2         Chief Financial Officer's Certificate

-------------------
*Previously filed.




