Form 10-K
period 2003-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2003-09-29
CIK 772349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the fiscal year ended June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________


                          Commission File No. 000-22474

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)

              Delaware                                     87-0418807
      -------------------------------                   -----------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                  100 Penn Square East, Philadelphia, PA 19107
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (215) 940-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                111 Presidential Boulevard, Bala Cynwyd, PA 19004
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                             Common Stock, par value
                                 $.001 per share
                                ----------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] YES [ ] NO

         The aggregate market value of the Registrant's common stock, $.001 par value per share, held by non-affiliates of the Registrant based on the price at which the common stock last sold as of June 30, 2003 was $8.4 million.

         The number of shares outstanding of the Registrant's sole class of common stock as of September 23, 2003 was 2,946,892 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Proxy Statement for 2003 Annual Meeting of Stockholders

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

General

         We are a diversified financial services organization operating predominantly in the eastern and central portions of the United States. Through our principal direct and indirect subsidiaries, we originate, sell and service fixed interest rate:

         o mortgage loans, secured by first and second mortgages on one-to-four family residences, which may not satisfy the eligibility requirements of Fannie Mae, Freddie Mac or similar buyers and which we refer to in this document as home equity loans; and

         o loans to businesses, secured by real estate and other business assets, which we refer to in this document as business purpose loans.

         We also process and purchase home equity loans through our Bank Alliance Services program. Through this program, we purchase home equity loans from financial institutions and hold them as available for sale until they are sold in connection with a future securitization or whole loan sale. See "Lending Activities -- Home Equity Loans."

         Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Philadelphia, Pennsylvania and a regional processing center in Roseland, New Jersey. Our centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003 we also originated home equity loans through several retail branch offices.

Effective June 30, 2003, we no longer originate loans through retail branch offices. Our loan servicing and collection activities are performed at our Bala Cynwyd, Pennsylvania office, but are expected to relocate to our Philadelphia, Pennsylvania office.

         We sell substantially all of the loans we originate on a quarterly basis through a combination of securitizations and the sale of loans with servicing released, which we refer to as whole loan sales. When we securitize loans, we retain interests in the securitized loans in the form of interest-only strips and servicing rights, which we refer to as our securitization assets. In addition, we offer subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations (including repurchases of delinquent assets from securitization trusts), investments in systems and technology and for general corporate purposes.

Recent Developments

         Fiscal 2003 Loss of $29.9 Million. In fiscal 2003, we recorded a net loss of $29.9 million. The loss was primarily due to our inability to complete our typical quarterly securitization of loans during the fourth quarter of our fiscal year and to $45.2 million of pre-tax charges for net valuation adjustments on our securitization assets charged to the income statement, compared to $22.1 million of net valuation adjustments in fiscal 2002. Our business strategy requires the sale of substantially all of the loans we originate at least on a quarterly basis through a combination of securitizations and whole loan sales. From 1995 until the fourth quarter of fiscal 2003, we had elected to utilize securitization transactions extensively due to the favorable conditions we had experienced in the securitization markets and the higher gains recorded on securitizations through the application of gain-on-sale accounting versus the gain realized on whole loan sales.

         During fiscal 2003, we charged to the income statement total pre-tax valuation adjustments on our interest-only strips and servicing rights, which we refer to as securitization assets, of $63.1 million, which primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The pre-tax valuation adjustments charged to the income statement were partially offset by $17.9 million due to the impact of a decrease in the discount rates used to value our securitization assets, resulting in the $45.2 million of pre-tax charges for net valuation adjustments charged to the income statement. We reduced the discount rates on our interest-only strips and our servicing rights primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from our interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value our interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003.

         Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 was the result of our investment bankers' decision in late June not to underwrite the contemplated June 2003 securitization transaction. Management believes that a number of factors contributed to this decision, including a highly-publicized lawsuit finding liability of an underwriter in connection with the securitization of loans for another unaffiliated subprime lender, an inquiry by the U.S. Attorney's Office in Philadelphia regarding our forbearance practices, an anonymous letter regarding the Company received by our investment bankers, the SEC's recent enforcement action against another unaffiliated subprime lender related to its loan restructuring practices and related disclosure, a federal regulatory agency investigation of practices by another subprime servicer and our investment bankers' prior experience with securitization transactions with non-affiliated originators. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Short-Term Liquidity and Remedial Steps Taken. Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our short term liquidity was negatively impacted by several recent events. Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 contributed to our loss for fiscal 2003 and adversely impacted our short-term liquidity position. In addition, further advances under a non-committed portion of one of our credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. Additionally, on August 20, 2003, this credit facility was amended and, among other changes, the non-committed portion was eliminated. We also had a

$300.0 million mortgage conduit facility with a financial institution that enabled us to sell our loans into an off-balance sheet facility, which expired pursuant to its terms on July 5, 2003. At June 30, 2003, of the $516.1 million in revolving credit and conduit facilities available to us, $453.4 million was drawn upon. At September 19, 2003, of the $117.0 million in revolving credit facilities available to us, $102.3 million was drawn upon. Our revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003 (and $14.7 million of unused capacity at September 19, 2003), which significantly reduced our ability to fund future loan originations until we sell existing loans, extend or expand existing credit facilities, or add new credit facilities. In addition, we have temporarily discontinued sales of new subordinated debt, which further impaired our liquidity.

         As a result of these liquidity issues, since June 30, 2003, we substantially reduced our loan origination volume. From July 1, 2003 through August 31, 2003, we originated $85.7 million of loans which represents a significant reduction as compared to originations of $245.8 million of loans for the same period in fiscal 2003. Our inability to originate loans at previous levels may adversely impact the relationships our subsidiaries have or are developing with their brokers and our ability to retain employees. As a result of the decrease in loan originations and liquidity issues described above, we anticipate incurring a loss for the first quarter of fiscal 2004. The amount of the loss will depend, in part, upon our ability to complete a securitization prior to September 30, 2003 and, if completed, the size and terms of the securitization. Further, we can provide no assurances that we will be able to sell our loans, extend existing facilities or expand or add new credit facilities. If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due. Even if we are able to obtain adequate financing, our inability to securitize our loans could hinder our ability to operate profitably in the future and repay our subordinated debt when due.

         We undertook specific remedial actions to address short-term liquidity concerns including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through September 17, 2003, we sold approximately $482.9 million (which includes $221.9 million of loans sold by the expired mortgage conduit facility) of loans through whole loan sales. We are continuing the process of selling our loans. We also suspended paying quarterly cash dividends on our common stock.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (which condition would be satisfied by the closing of the $225.0 million facility described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debt commencing with the quarter ending March 31, 2004, and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. Prior to the closing of the second facility, our borrowing capacity on this $200.0 million credit facility is limited to $80.0 million. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans and leases we service for others) at the end of each fiscal quarter of less than 12.0%, our subordinated debt not to exceed $705.0 million at any time, our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003.

         On September 22, 2003, we executed a commitment letter for a mortgage warehouse credit facility with a warehouse lender, which consists of a senior secured revolving credit facility of up to $225.0 million and a secured last out revolver facility up to $25.0 million to fund loan originations. The commitment letter is subject to certain conditions, including, among other things: (i) entering into definitive agreements, except as provided in the commitment letter; (ii) the absence of a material adverse change in the business, operations, property, condition (financial or otherwise) or prospects of us or our affiliates; and (iii) our receipt of another credit facility in an amount not less than $200.0 million, subject to terms and conditions acceptable to this lender (which condition is satisfied by the new $200.0 million facility described above). The commitment letter provides that these facilities will have a term of three years with an interest rate on amounts outstanding under the $225.0 million portion of the credit facility equal to the greater of one-month LIBOR plus a margin or the difference between the yield maintenance fee (as defined in the commitment letter) and the one-month LIBOR plus a margin. Advances under this facility would be collateralized by substantially all of our present and future assets including pledged loans and a security interest in substantially all of our interest-only strips and residual interests which will be contributed to a special purpose entity organized by us to facilitate this transaction. We also agreed to pay fees of approximately $14.6 million annually plus a nonusage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility and the lender's out-of-pocket expenses.

         We anticipate that these facilities will be subject to representations and warranties, events of default and covenants which are customary for facilities of this type, as well as our agreement to: (i) maintain sales or renewals of our subordinated debt securities of $10.0 million per month; (ii) restrict total principal and interest outstanding on our subordinated debt to $750.0 million or less; (iii) make quarterly reductions commencing in April 2004 of an amount of subordinated debt outstanding to be determined; (iv) maintain maximum interest rates payable on subordinated debt securities not to exceed 10 percentage points above comparable rates for FDIC insured products; and (v) the lender's receipt of our audited financial statements for the period ended June 30, 2003. The definitive agreements will grant the lender an option at any time after the first anniversary of entering into definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees payable by us plus additional interest as may be required by the institutions or investors providing the lender with these additional funds. The commitment letter requires that we enter into definitive agreements not later than October 17, 2003. While we anticipate that we will close this transaction prior to such date, we cannot assure you that these negotiations will result in definitive agreements or that such agreements, as negotiated, will be on terms and conditions acceptable to us. In the event we are unable to close these facilities or another facility within the time frame provided under the new $200.0 million credit facility described above, the lender on that facility would be under no obligation to make further advances under the terms of that facility and outstanding advances would have to be repaid over a period of time.

         During the first quarter of fiscal 2004, we explored a number of strategic alternatives to address these liquidity issues in the event we are unable to borrow under the new $200.0 million credit facility, close the $250.0 million credit facilities or obtain alternative financing. In the event we were unable to obtain the additional credit facilities necessary to operate our business, we developed a contingent business plan (described more fully under "Business Strategy Adjustments") which contemplates, among other things, the sale of $100 million principal amount of additional subordinated debt through March 2004 and the renewal of approximately 50% of outstanding subordinated debt upon maturity. We believe that this contingent business plan addresses our liquidity issues and may permit us to restructure our operations, if necessary, without the receipt of an expanded or additional credit facility. There can be no assurance that our contingent business plan will be successful or that it will enable us to repay our subordinated debt when due.

         To the extent that we are not successful in maintaining, replacing or obtaining alternative financing sources on acceptable terms, we may have to limit our loan originations, sell loans earlier than intended and further restructure our operations. Limiting our originations or earlier than intended sales of our loans could reduce our profitability or result in losses and restrict our ability to repay our subordinated debt upon maturity. While we currently believe that we would be able to restructure our operations, if necessary, we cannot assure you that such restructuring will enable us to attain profitable operations or repay the subordinated debt when due. See "Risk Factors -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt and negatively impact the value of our common stock," and "-- If we are unable to obtain additional financing, we may be not able to restructure our business to permit profitable operations or repay our subordinated debt when due, which would negatively impact the value of our common stock."

         Credit Facilities and Waivers Related to Financial Covenants. We borrow against various warehouse credit facilities as the primary funding source for our loan originations. The sale of our loans through a securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. In addition, we have the availability of revolving credit facilities, which we may use to fund our operations. Each credit agreement requires that we comply with specific financial covenants and has multiple individualized financial covenant thresholds and ratio limits that we must meet as a condition to drawing on that particular facility. Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and the lender may, at its option, take certain actions including: terminate commitments to make future advances to us, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender, or other third party, or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities could result in defaults pursuant to cross-default provisions of our other agreements, including our other loan agreements and lease agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers from the lenders related to any default would have a material adverse effect on our liquidity and capital resources, could result in us not having sufficient cash to repay our indebtedness, require us to restructure our operations and may force us to sell assets on less than optimal terms and conditions.

         As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain of the financial covenants under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, of which $100.0 million was non-committed) and we requested and obtained waivers of these requirements from our lenders. The lender under the $50.0 million warehouse credit facility has granted us a waiver for our non-compliance with a financial covenant in that credit facility through September 30, 2003. This facility was amended to reduce the available credit to $8.0 million and the financial covenants were replaced with new covenants with which we are currently in compliance.

         We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the termination date of this facility from November 2003 to September 30, 2003. Our ability to repay this facility upon termination is dependent on our ability to refinance the loans in one of our new facilities or our sale of loans currently warehoused in the terminating facility by September 30, 2003.

         In addition, if the anticipated loss for the first quarter of fiscal 2004 described above results in our non-compliance with any financial covenants, we intend to seek the appropriate waivers. There can be no assurances that we will obtain any of these waivers.

         Business Strategy Adjustments. Our business strategy requires the sale of substantially all of the loans we originate at least on a quarterly basis through a combination of securitizations and the sale of loans with servicing released, which we refer to as whole loan sales. Our determination as to whether to dispose of loans through securitizations or whole loan sales depends on a variety of factors including market conditions, profitability and cash flow considerations. From 1995 until the fourth quarter of fiscal 2003, we had elected to utilize securitization transactions extensively due to the favorable conditions we had experienced in the securitization markets. During fiscal 2003, 2002, and 2001, we securitized $1.42 billion, $1.35 billion, and $1.1 billion of loans, respectively. During the same periods, we sold $28.3 million, $57.7 million, and $76.3 million of loans, respectively, through whole loan sales. Under generally accepted accounting principles, we are permitted to record the gain on the sale of these securitized loans utilizing an accounting method referred to as "gain-on-sale" accounting. This accounting method permits us to record a non-cash gain based upon the estimated value of securitization assets generated in connection with the securitization of our loans even though only a small portion of the gain is received in cash during the period the gain is recorded. We are then required to reevaluate these assets quarterly and make adjustments based upon changes in the fair value of these assets.

         After we recognized our inability to securitize our assets in the fourth quarter of fiscal 2003, we adjusted our business strategy to emphasize more whole loan sales. We intend to continue to evaluate both public and privately placed securitization transactions, subject to market conditions. We generally realized higher gain on sale in our securitization transactions than on whole loan sales for cash. Although the gain on whole loan sales is generally significantly lower than gains realized in securitization transactions, we receive the gain in cash immediately and generally receive more cash immediately in a whole loan sale transaction than from securitizations of an equal principal amount of loans. As a result of the emphasis on whole loan sales in late June and July 2003, at July 31, 2003, our cash position was consistent with our projected cash position, which assumed the completion of a fourth quarter securitization.

         The use of whole loan sales will enable us to immediately generate cash flow, protect against volatility in the securitization markets and reduce risks inherent in retaining securitization assets. However, unlike securitizations, where we retain the right to service the loans for a fee, which we refer to as servicing rights, and receive securitization assets in the form of interest-only strips which generate future cash flows, whole loan sales are typically structured as a sale with servicing rights released and do not result in our receipt of securitization assets. As a result, using whole loan sales more extensively in the future will reduce our income from servicing activities and limit the amount of securitization assets created.

         We believe that our adjustments to our business strategy focus on a more diversified strategy of selling our loans, while protecting revenues, controlling costs and improving liquidity. However, if we are unable to generate sufficient liquidity through the sales of our loans, the sale of our subordinated debt, the receipt of new credit facilities or a combination of the foregoing, we will be required to restrict loan originations and make additional changes to our business strategy, including restricting or restructuring our operations which could reduce our profitability or result in losses and impair our ability to repay the subordinated debt.

         We have historically experienced negative cash flow from operations. To the extent we are unable to successfully implement our adjusted business strategy, which requires access to capital to originate loans and our ability to profitably sell these loans, we would continue to experience negative cash flows from operations which would impair our ability to repay our subordinated debt. See "Risk Factors -- If we are unable to successfully implement our adjusted business strategy which focuses on whole loan sales, we may be unable to attain profitable operations which could impair our ability to repay our subordinated debt and negatively impact the value of our common stock."

         In the event we are unable to maintain the new $200.0 million credit facility described above, close the $250.0 million credit facilities described above within the required timeframes or obtain other credit facilities, we have developed a contingent business plan which management believes will enable us to repay the subordinated debt when due and continue operations, although with a materially reduced amount of loan originations as compared to historical levels. The major assumptions of our contingent business plan include, but are not limited to, the following: (i) the sale of $100.0 million of subordinated debt over a five month period ending in March 2004; (ii) the renewal of approximately 50% of our outstanding subordinated debt upon maturity; (iii) the securitization of approximately $40.0 million of business purpose loans which are less attractive to purchasers in the secondary loan market; (iv) the sale of substantially all of the home equity loans we originate in whole loan sales in the secondary market with servicing released; and (v) substantial cost reductions in our operations. If we utilize the contingent business plan, we currently anticipate incurring losses through the second quarter of fiscal 2004. Although management believes that the contingent business plan is feasible, there can be no assurance that we will be able to successfully implement it.

         Civil Subpoena from the U.S. Attorney's Office. We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. The subpoena requests that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003: (i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and (iii) agreements to sell or otherwise transfer mortgage loans (including, but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which mortgage loans were sold or transferred, any instance in which we were not to service or not to act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans. We have directed our attorneys to cooperate fully with this inquiry. Currently, this inquiry appears to be focused on our practices relating to obtaining forbearance agreements from delinquent borrowers who would otherwise be subject to foreclosure. Because the inquiry is at a preliminary stage, we cannot reach any conclusions about the ultimate scope of the inquiry or the potential liability or financial consequences to us at this time.

         To the extent management is unsuccessful in resolving this matter, the ongoing review by the U.S. Attorney's Office could limit our ability to engage in publicly underwritten securitization transactions or otherwise sell or service our loans. In addition, the U.S. Attorney's inquiry could reduce sales of subordinated debt upon which we rely to fund our operations and limit our ability to obtain additional credit facilities, which are necessary for the implementation of our business strategy. Furthermore, the U.S. Attorney could impose sanctions or otherwise restrict our ability to restructure loans, which could negatively impact our profitability and our ability to repay the subordinated debt. See "-- Regulation."

         Delinquencies; Forbearance and Deferment Arrangements. During fiscal 2003, we experienced an increase in the total delinquencies in our total managed portfolio to $229.1 million at June 30, 2003 from $170.8 million and $107.0 million at June 30, 2002 and 2001, respectively. Total delinquencies (loans and leases, excluding real estate owned, with payments past due for more than 30 days) as a percentage of the total managed portfolio were 6.27% at June 30, 2003 compared to 5.57% and 4.13% at June 30, 2002 and 2001, respectively.

         As the managed portfolio continues to season and if our economy continues to lag or worsen, the delinquency rate may continue to increase, which could negatively impact our ability to sell or securitize loans and reduce our profitability and the funds available to repay our subordinated debt. Continuing low market interest rates could continue to encourage borrowers to refinance their loans and increase the levels of loan prepayments we experience which would negatively impact our delinquency rate.

         Delinquencies in our total managed portfolio do not include $197.7 million of previously delinquent loans at June 30, 2003, which are subject to deferment and forbearance arrangements. Generally, a loan remains current after we enter into a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of the delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, the account will generally be declared in default and collection actions resumed.

         During the final six months of fiscal 2003, we experienced a pronounced increase in the number of borrowers under deferment arrangements than in prior periods. At June 30, 2003, there was approximately $197.7 million of cumulative unpaid principal balance under deferment and forbearance arrangements as compared to approximately $138.7 million of cumulative unpaid principal balance at June 30, 2002. Total cumulative unpaid principal balances under deferment or forbearance arrangements as a percentage of the total managed portfolio were 5.41% at June 30, 2003 compared to 4.52% at June 30, 2002. Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At June 30, 2003 there was $28.7 million of cumulative unpaid principal balance under deferment arrangements and $51.5 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality -- Deferment and Forbearance Arrangements."

Business Strategy

         The business strategy that we are emphasizing beginning in fiscal 2004 focuses on a shift from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. Our business strategy includes the following:

             o Selling substantially all of the loans we originate on a quarterly basis through a combination of securitizations and whole loan sales. Whole loan sales may be completed on a more frequent basis.

             o Shifting from a predominantly publicly underwritten securitization strategy and gain-on-sale business model to a strategy focused on a combination of whole loan sales and smaller securitization transactions. Quarterly loan securitization levels will be reduced significantly from previous levels. Securitizations for the foreseeable future are expected to be executed as private placements to institutional investors or publicly underwritten securitizations, subject to market conditions. Historically, the market for whole loan sales has provided reliable liquidity for numerous originators as an alternative to securitization. Whole loan sales provide immediate cash premiums to us, while securitizations generate cash over time but generally result in higher gains at the time of sale. We intend to rely less on gain-on-sale accounting and loan servicing activities for our revenue and earnings and will rely more on cash premiums earned on whole loan sales. This strategy is expected to result in relatively lower earnings levels at current loan origination volumes, but will increase cash flow, accelerate the timeframe for becoming cash flow positive and improve our liquidity position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for more detail on cash flow.

            o Broadening our mortgage loan product line and increasing loan originations. We currently originate primarily fixed-rate loans. Under our business strategy, we plan to originate adjustable-rate and alt-A mortgage loans as well as a wide array of fixed-rate mortgage loans in order to appeal to a broader base of prospective customers and increase loan originations.

            o Offering competitive interest rates charged to borrowers on new products. By offering competitive interest rates charged on new products, we expect to originate loans with higher credit quality. In addition, by reducing interest rates we expect to appeal to a wider customer base and substantially reduce our marketing costs, make more efficient use of marketing leads and increase loan origination volume.

            o Reducing origination of the types of loans that are not well received in the whole loan sale and securitization markets. We intend to reduce the level of business purpose loans that we will originate, but we will continue to originate business purpose loans to meet demand in the whole loan sale and securitization markets.

            o Reducing the cost of loan originations. We have implemented plans to:

                     -    Eliminate our high cost origination branches.

                     - Reduce the cost to originate in Upland Mortgage by among other things: a) broadening the product line and offering competitive interest rates in order to increase origination volume, b) reducing marketing costs, and c) developing broker relationships.

                     - Reduce the cost to originate in American Business Mortgage Services by increasing volume through a broadening of the mortgage loan product line.

                     - Reduce the cost to originate in the Bank Alliance Services program by broadening our product line and increasing the amount of fees we charge to participating financial institutions.

            o Reducing the amount of outstanding subordinated debt. The increase in cash flow expected under our business strategy is expected to accelerate a reduction in our reliance on issuing subordinated debt to meet our liquidity needs and allow us to begin to pay down existing subordinated debt.

            o Reducing operating costs. Since June 30, 2003, we reduced our workforce by 170 employees. With our shift in focus to whole loan sales with servicing released and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. These workforce reductions represent more than a 15% decrease in staffing levels.

         Our business strategy is expected to leverage our demonstrated strengths which include:


            o A strong credit culture which consistently originates quality performing loans. Our delinquency rates are among the lowest in the subprime industry.

            o Long-term broker relationships at American Business Mortgage Services.
            o     Upland Mortgage brand identity.
            o Relationships with participating financial institutions in the Bank Alliance Services program.
            o Institutional investors' interest in the bonds issued in our securitizations.


         Our business strategy is dependent on our ability to emphasize lending related activities that provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms and to profitably securitize or sell our loans on a regular basis. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which could adversely affect our results of operations and financial condition. See "Risk Factors -- If we are unable to continue to successfully implement our adjusted business strategy, which focuses on whole loan sales, we may be unable to attain profitable operations which could impair our ability to repay our subordinated debt and negatively impact the value of our common stock."

The Company

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

         Our principal corporate office in Delaware is located at 103 Springer Building, 3411 Silverside Road, Wilmington, Delaware 19810. The telephone number at that address is (302) 478-6160. Our principal operating office is located at 100 Penn Square East, Philadelphia, Pennsylvania 19107. The telephone number at our principal operating office is (215) 940-4000. We maintain a site on the World Wide Web at www.abfsonline.com as well as web sites for most of our primary subsidiary companies.

         We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC's web site, www.sec.gov.

         We also make these reports and other filings available free of charge on our web site, www.abfsonline.com, as soon as reasonably practicable after filing with the SEC. We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

                           Stephen M. Giroux, Esquire
                   American Business Financial Services, Inc.
                              100 Penn Square East
                             Philadelphia, PA 19107
                                 (215) 940-4000

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

         We are the parent holding company of American Business Credit, Inc. and its primary subsidiaries, HomeAmerican Credit, Inc. (doing business as Upland Mortgage), American Business Mortgage Services, Inc., and Tiger Relocation Company.

         American Business Credit, Inc., a Pennsylvania corporation incorporated in 1988 and acquired by us in 1993, originates, sells and services business purpose loans and services home equity loans.

         HomeAmerican Credit, Inc., a Pennsylvania corporation incorporated in 1991, originates, purchases and sells home equity loans. HomeAmerican Credit acquired Upland Mortgage Corp in 1996 and since that time has conducted business as "Upland Mortgage." HomeAmerican Credit also administers the Bank Alliance Services program.

         American Business Mortgage Services, Inc., a New Jersey corporation organized in 1938 and acquired by us in October 1997, is currently engaged in the origination and sale of home equity loans.

         Tiger Relocation Company, a Pennsylvania corporation, was incorporated in 1992 to hold, maintain and sell real estate properties acquired due to the default of a borrower under the terms of our loan documents.

         We also have numerous special purpose subsidiaries that were incorporated solely to facilitate our securitizations and off-balance sheet mortgage conduit facility. None of these corporations engage in any business activity other than holding the subordinated certificate, if any, and the interest-only strips created in connection with completed securitizations. See "-- Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations." We also utilize special purpose subsidiaries in connection with our financing activities, including credit facilities. We also have several additional subsidiaries that are inactive or not significant to our operations.

         The following chart sets forth our basic organizational structure and our primary subsidiaries.(a)

                      ------------------------------------
                           AMERICAN BUSINESS FINANCIAL
                                  SERVICES, INC.
                      ------------------------------------
                                 Holding company
                      Issues subordinated debt securities
                      ----------------|-------------------
                                      |
                                      |
                      ----------------|-------------------
                         AMERICAN BUSINESS CREDIT, INC.
                      ------------------------------------
                    Originates, sells and services business
                  purpose loans and services home equity loans
                      ----------------|-------------------
                                      |
        |-----------------------------|------------------------|
        |                             |                        |
--------|------------    -------------|-------------    -------|--------
     AMERICAN                    HOMEAMERICAN                TIGER
     BUSINESS                    CREDIT, INC.             RELOCATION
     MORTGAGE                       D/B/A                   COMPANY
   SERVICES, INC.                  UPLAND
                                  MORTGAGE
---------------------    ---------------------------   ---------------
     Originates,                Originates,                 Holds
  purchases, sells          purchases, sells and       foreclosed real
   and services                services home                estate
    home equity              equity loans and
      loans                  administers the
                              Bank Alliance
                             Services program
---------------------    ---------------------------   ---------------

_____________________
(a) In addition to the corporations pictured in this chart, we organized at least one special purpose corporation for each securitization and have several other subsidiaries that are inactive or not significant to our operations.

Lending Activities

         General. The following table sets forth information concerning our loan origination, purchase and sale activities for the periods indicated.

                                                                       Year Ended June 30,
                                                             -------------------------------------
                                                                2003          2002        2001
                                                             -------------------------------------
                                                                      (dollars in thousands)

         Loans Originated/Purchased
           Business purpose loans........................... $  122,790    $  133,352   $  120,537
           Home equity loans................................ $1,543,730    $1,246,505   $1,096,440

         Number of Loans Originated/Purchased
           Business purpose loans...........................      1,340         1,372        1,318
           Home equity loans................................     17,003        14,015       13,443

         Average Loan Size
           Business purpose loans........................... $       92    $       97   $       91
           Home equity loans................................ $       91    $       89   $       82

         Weighted-Average Interest Rate on Loans
          Originated/Purchased
           Business purpose loans...........................     15.76%        15.75%       15.99%
           Home equity loans................................      9.99%        10.91%       11.46%
           Combined.........................................     10.42%        11.38%       11.91%

         Weighted-Average Term (in months)
           Business purpose loans...........................        160           161          163
           Home equity loans................................        272           260          259

         Loans Securitized or Sold
           Business purpose loans........................... $  112,025    $  129,074   $  109,892
           Home equity loans................................ $1,339,752    $1,279,740   $1,068,507

         Number of Loans Securitized or Sold
           Business purpose loans...........................      1,195         1,331        1,208
           Home equity loans................................     14,952        14,379       13,031


         The following table sets forth information regarding the average loan-to-value ratios for loans we originated and purchased during the periods indicated.
                                                    Year Ended June 30,
                                         ---------------------------------------
Loan Type                                    2003            2002           2001
--------------------------------------------------------------------------------
Business purpose loans.................     62.2%           62.6%          62.2%
Home equity loans......................     78.2            77.8           78.4

         The following table shows the geographic distribution of our loan originations and purchases during the periods indicated.

                                            Year Ended June 30,
                   -------------------------------------------------------------------
                            2003                   2002                    2001
                   -------------------     -------------------     -------------------
                     Amount        %         Amount        %         Amount        %
                   ----------    -----     ---------     -----     ----------    -----

                                          (dollars in thousands)
New York           $  376,425     22.59%   $ 341,205    24.73%   $   337,218     27.71%
New Jersey            212,035     12.72      159,117    11.53        161,087     13.24
Florida               135,164      8.11       97,686     7.08         89,169      7.33
Massachusetts         134,342      8.06      101,383     7.35         75,958      6.24
Pennsylvania          118,915      7.14      103,865     7.53        102,789      8.44
Michigan               92,009      5.52       89,224     6.47         40,477      3.33
Illinois               90,111      5.41       73,152     5.30         51,904      4.26
Ohio                   70,957      4.26       65,884     4.77         66,877      5.50
North Carolina         47,806      2.87       38,060     2.76         34,065      2.80
Virginia               46,508      2.79       33,169     2.40         33,739      2.77
Connecticut            42,525      2.55       30,461     2.21         18,741      1.54
Maryland               36,542      2.19       25,307     1.83         26,632      2.19
Indiana                33,671      2.02       27,833     2.02         21,489      1.76
Other(a)              229,510     13.77      193,511    14.02        156,832     12.89
                   ----------    ------   ----------   ------    -----------    ------
    Total          $1,666,520    100.00%  $1,379,857   100.00%   $ 1,216,977    100.00%
                   ==========    ======   ==========   ======    ===========    ======

____________________________
(a) No individual state included in "Other" constitutes more than 2% of total loan originations for fiscal 2003.


         Customers. Our loan customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. These institutions have historically provided loans only to individuals with the most favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit histories and/or unverifiable income. Our experience has indicated that these borrowers are attracted to our loan products as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan requests. Historically, our customers have been willing to pay our origination fees and interest rates even though they are generally higher than those charged by traditional lending sources. See "-- Business Strategy."

         Home Equity Loans. We originate home equity loans through Upland Mortgage and American Business Mortgage Services. We also process and purchase loans through the Bank Alliance Services program. We originate home equity loans primarily to credit-impaired borrowers through various channels of retail marketing which include direct mail and our subsidiaries' interactive web sites, and have included radio and television advertisements. We entered the home equity loan market in 1991. Currently, we are licensed or otherwise qualified to originate home equity loans in 44 states and originate home equity loans predominantly in the eastern and central portions of the United States. We generally securitize or sell on a whole loan basis with servicing released, the home equity loans originated and funded by our subsidiaries.

         The business strategy that we are emphasizing beginning in fiscal 2004 will impact our origination of home equity loans. Our business strategy includes broadening our mortgage loan product line to include adjustable rate and alt-A mortgage loans and competitive interest rates in order to appeal to a broader prospective customer base and increase the amount of loan originations, and reducing our cost to originate loans by expanding our broker network and reducing marketing costs. Our business strategy also focuses on shifting from a predominantly publicly underwritten securitization strategy and gain-on-sale business model to a strategy focused on a combination of whole loan sales and smaller securitization transactions. For a discussion of our business strategy and its potential impact on our home equity loan business see "-- Business Strategy."

         Home equity loan applications are obtained from potential borrowers over the phone, in writing, in person or through our Internet web site. The loan request is then evaluated for possible loan approval. The loan processing staff generally provides its home equity applicants who qualify for loans with a conditional loan approval within 24 hours and closes its home equity loans within approximately fifteen to twenty days of obtaining a conditional loan approval.

         Home equity loans generally ranged from $5,000 to $580,000 and had an average loan size of approximately $91,000 for the loans originated during fiscal 2003 and $89,000 during fiscal 2002. We originated $1.5 billion of home equity loans during the fiscal year ended June 30, 2003 and $1.2 billion during the fiscal year ended June 30, 2002. Home equity loans are generally made at fixed rates of interest and for terms ranging from five to thirty years, generally, with average origination fees of approximately 1.5% of the aggregate loan amount. The weighted-average interest rate received on home equity loans during fiscal 2003 was 9.99% and during fiscal 2002 was 10.91%. The average loan-to-value ratio for the loans originated by us during fiscal 2003 was 78.2% and was 77.8% for the loans originated during fiscal 2002. We attempt to maintain our interest and other charges on home equity loans to be competitive with the lending rates of other non-conforming mortgage finance companies. Interest on home equity loans originated subsequent to January 2001 is generally computed based on the scheduled interest method. Prior to January 2001, most of the home equity loans we originated computed interest on the simple interest method. To the extent permitted by law, borrowers are given an option to choose between a loan without a prepayment fee at a higher interest rate, or a loan with a prepayment fee at a lower interest rate. We may waive the collection of a prepayment fee, if any, in the event the borrower refinances a home equity loan with us.

         We have exclusive business arrangements with several financial institutions which provide for our purchase of home equity loans that meet our underwriting criteria, but do not meet the guidelines of the selling institution for loans to be held in its portfolio. This program is called the Bank Alliance Services program. The Bank Alliance Services program is designed to provide an additional source of home equity loans. This program targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines for loans held in their portfolio have generally provided mortgage financing only to the most credit-worthy borrowers. This program allows these financial institutions to originate loans to credit-impaired borrowers in order to achieve community reinvestment goals and to generate fee income and subsequently sell such loans to one of our subsidiaries.

         Under the Bank Alliance Services program, we enter into business arrangements with financial institutions which provide for the purchase by our lending subsidiaries of home equity loans which do not meet the underwriting criteria of the financial institutions for home equity loans to be held in the financial institutions' portfolios. Pursuant to the program, a financial institution adopts our underwriting criteria for home equity loans not intended to be held in its portfolio. If an applicant meets our underwriting criteria, as adopted by the program, we process the application materials and underwrite the loan for final approval by the financial institution. If the financial institution approves the loan, we close the loan for the financial institution in its name with funding provided by the financial institution. We purchase the loan from the financial institution shortly after the closing. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in connection with a future securitization or whole loan sale.

         During fiscal 2003 we received referrals from approximately 20 financial institutions participating in this program. These financial institutions provide us with the opportunity to process and purchase loans generated by the branch networks of such institutions, which consist of over 1,700 branches located in various states throughout the country. Pursuant to this program, our subsidiaries purchased approximately $201.9 million of loans during the fiscal year ended June 30, 2003 and $145.9 million during fiscal 2002. In fiscal 2003, our top three financial institutions under the Bank Alliance Services program accounted for approximately 96.1% of our loan volume from this program. We intend to continue to expand the Bank Alliance Services program with financial institutions across the United States. See " -- Business Strategy."

         During fiscal 1999, we launched an Internet loan distribution channel through Upland Mortgage's web site. Through this interactive web site, borrowers can examine available loan options and calculate monthly principal and interest payments. The Upland Mortgage Internet platform provides borrowers with convenient access to the mortgage loan information 7 days a week, 24 hours a day. Throughout the loan processing period, borrowers who submit applications are supported by our staff of highly trained loan officers. Currently, in addition to the ability to utilize an automated rapid pre-approval process, which we believe reduces time and manual effort required for loan approval, the site features our proprietary software, Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog. We have applied to the U.S. Patent and Trademark Office to patent this product.

         Business Purpose Loans. Through our subsidiary, American Business Credit, we originate business purpose loans predominantly in the eastern and central portions of the United States through a network of salespeople, loan brokers and through our business loan web site. We focus our marketing efforts on small businesses that do not meet all of the credit criteria of commercial banks and small businesses that our research indicates may be predisposed to using our products and services.

         We originate business purpose loans to corporations, partnerships, sole proprietors and other business entities for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition, tax payments and debt-consolidation. We do not target any particular industries or trade groups and, in fact, take precautions against a concentration of loans in any one industry group. All business purpose loans generally are collateralized by a first or second mortgage lien on a principal residence of the borrower or a guarantor of the borrower or some other parcel of real property, such as office and apartment buildings and mixed use buildings, owned by the borrower, a principal of the borrower, or a guarantor of the borrower. In most cases, these loans are further collateralized by personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets. Prior to the fourth quarter of fiscal 2003, we generally securitized business purpose loans subsequent to their origination. Under our business strategy, we intend to reduce the level of business purpose loans that we will originate, but we will continue to originate business purpose loans to meet demand in the whole loan sale and securitization markets. See "-- Business Strategy."

         Our business purpose loans generally ranged from $14,000 to $685,000 and had an average loan size of approximately $92,000 for the loans originated during the fiscal year ended June 30, 2003 and $97,000 in fiscal 2002. Generally, our business purpose loans are made at fixed interest rates and for terms ranging from five to fifteen years. We generally charge origination fees for these loans of 4.75% to 5.75% of the original principal balance. The weighted-average interest rate charged on the business purpose loans originated by us was 15.76% for the fiscal year ended June 30, 2003 and 15.75% for fiscal 2002. Business purpose loans we originated during fiscal 2003 had a loan-to-value ratio of 62.2%, based solely upon the real estate collateral securing the loans. Business purpose loans we originated during fiscal 2002 had a loan-to-value ratio, based solely upon the real estate collateral securing the loans, of 62.6%. We originated $122.8 million of business purpose loans during fiscal 2003 and $133.4 million of business purpose loans during fiscal 2002.

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

         Prepayment Fees. At origination, approximately 80% to 85% of our home equity loans had prepayment fees and approximately 90% to 95% of our business purpose loans had prepayment fees. Home equity loans comprise approximately 93% of all loans we originate and the remaining 7% are business purpose loans. On home equity loans where the borrower has elected the prepayment fee option, the prepayment fee is generally a certain percentage of the outstanding principal balance of the loan. Our typical prepayment fee structure provides for a fee of 5% or less of the outstanding principal loan balance and will not extend beyond the first three years after a loan's origination. Prepayment fees on our existing home equity loans range from 1% to 5% of the outstanding principal balance and remain in effect for one to five years. The prepayment fee on business purpose loans is generally 8% to 12% of the outstanding principal balance, provided that no prepayment option is available until after the 24th scheduled payment is made and no prepayment fee is due after the 60th scheduled payment is made. From time to time, a different prepayment fee arrangement may be negotiated or we may waive prepayment fees for borrowers who refinance their loans with us. At June 30, 2003, approximately 60% to 65% of securitized home equity loans in our managed portfolio had prepayment fees and approximately 50% to 55% of securitized business purpose loans in our managed portfolio had prepayment fees.

         State law sometimes restricts our ability to charge a prepayment fee for both home equity and business purpose loans. We have used the Parity Act to preempt these state laws for home equity loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we are required to modify or eliminate the practice of charging prepayment and other fees in some of the states where we originate loans. We are continuing to evaluate the impact of the adoption of the new rule by the Office of Thrift Supervision on our future lending activities and results of operations. We currently expect that the percentage of home equity loans containing prepayment fees that we will originate in the future will decrease to approximately 65% to 70%, from 80% to 85% prior to this rule becoming effective.

Additionally, in a recent decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. Although this New Jersey decision is subject to appeal and may not be final, we are currently evaluating its impact on our future lending activities and results of operations.

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

Marketing Strategy

         Historically, we concentrated our marketing efforts for home equity loans primarily on credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. Although we still intend to lend to credit-impaired borrowers under our business strategy, we intend to broaden our mortgage loan product line to include adjustable rate and alt-A mortgage loans and to offer competitive interest rates in order to appeal to a wider range of customers. See "-- Business Strategy" and "Risk Factors -- Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio, which could hinder our ability to operate profitably, impair our ability to repay our subordinated debt and negatively impact the value of our common stock."

         We market home equity loans through direct mail campaigns and our interactive web sites, and have in the past used telemarketing, radio and television advertising. We believe that our targeted direct mail strategy delivers more leads at a lower cost than broadcast marketing channels. Our integrated approach to media advertising that utilizes a combination of direct mail and Internet advertising is intended to maximize the effect of our advertising campaigns. We expect the implementation of our business strategy to improve our response and conversion rates, which will reduce our overall marketing costs. We also use a network of loan brokers along with the Bank Alliance Services program as additional sources of loans. We intend to expand our network of loan brokers as part of our focus on whole loan sales in order to increase the amount of loans originated and reduce origination costs.

         Our marketing efforts for home equity loans are focused on the eastern and central portions of the United States with plans to expand to the western portion of the United States. We previously utilized branch offices in various states to market our loans. Effective June 30, 2003, we no longer originate loans through retail branch offices. Loan processing and underwriting procedures are performed at our centralized operating office located in Philadelphia, Pennsylvania and a regional processing center in Roseland, New Jersey. Our centralized operating office relocated from Bala Cynwyd, Pennsylvania on July 7, 2003.

         Our marketing efforts for business purpose loans focus on our niche market of selected small businesses located in our market area, which generally includes the eastern and central portions of the United States.

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

         We market business purpose loans through various forms of advertising, including large direct mail campaigns, our business loan web site and a direct sales force and loan brokers, and have in the past used newspaper and radio advertising. Our commissioned sales staff, which consists of full-time salespersons, is responsible for converting advertising leads into loan applications. We use a proprietary training program involving extensive and on-going training of our lending officers. Our sales staff uses significant person-to-person contact to convert advertising leads into loan applications and maintains contact with the borrower throughout the application process. While we intend to reduce the level of business purpose loans that we will originate under our business strategy, we will continue to originate business purpose loans to meet demand in the whole loan sale and securitization markets. See "-- Business Strategy" and "-- Lending Activities -- Business Purpose Loans."

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

---------------------------------- ------------------------------- --------------------------------
                                          "A" Credit Grade                "B" Credit Grade
---------------------------------- ------------------------------- --------------------------------

General Repayment                  Has good credit but might have  Pays the majority of accounts
                                   some minor delinquency.         on time but has some 30
                                                                   and/or 60 day delinquency.
---------------------------------- ------------------------------- --------------------------------
Existing Mortgage Loans            Current at application time     Current at application time
                                   and a maximum of two 30 day     and a maximum of four 30 day
                                   delinquencies in the past 12    delinquencies in the past 12
                                   months.                         months.
---------------------------------- ------------------------------- --------------------------------
Non-Mortgage Credit                Major credit and installment    Major credit and installment
                                   debt should be current but      debt can exhibit some minor 30
                                   may exhibit some minor 30 day   and/or 60 day delinquency.
                                   delinquency.  Minor credit      Minor credit may exhibit up to
                                   may exhibit some minor          90 day delinquency.
                                   delinquency.
---------------------------------- ------------------------------- --------------------------------
Bankruptcy Filings                 Discharged more than 2 years    Discharged more than 2 years
                                   with reestablished credit.      with reestablished credit.

---------------------------------- ------------------------------- --------------------------------
Debt Service-to-Income             Generally not to exceed 50%.    Generally not to exceed 50%.
---------------------------------- ------------------------------- --------------------------------
Owner Occupied:                    Generally 80% to 90% for a      Generally 80% to 85% for a 1-4
Loan-to-value ratio                1-4 family dwelling             family dwelling residence; 80%
                                   residence;  80% for a           for a condominium.
                                   condominium.
---------------------------------- ------------------------------- --------------------------------
Non-Owner Occupied:                Generally 80% for a 1-4         Generally 70% for a 1-4 family
Loan-to-value ratio                family dwelling or              dwelling or condominium.
                                   condominium.
---------------------------------- ------------------------------- --------------------------------


(a) Purchasers in the whole loan sale market generally do not accept "D" credit grade loans. As a result, we will also originate "C-" credit grade loans, which are substantially similar to "D" credit grade loans except that the acceptable mortgage delinquency is limited to 90 days at time of loan closing.

  The following table outlines the key parameters of the major credit grades of our current home equity loan underwriting guidelines. Home equity loans represent approximately 90% of the loans we originate.

---------------------------------- --------------------------------- ---------------------------------
                                           "C" Credit Grade                "D" Credit Grade (a)
---------------------------------- --------------------------------- ---------------------------------
                                   Marginal credit history which is  Designed to provide a borrower
General Repayment                  offset by other positive          with poor credit history an
                                   attributes.                       opportunity to correct past
                                                                     credit problems through lower
                                                                     monthly payments.
---------------------------------- --------------------------------- ---------------------------------
Existing Mortgage Loans            Cannot exceed four 30 day         Must be paid in full from loan
                                   delinquencies and/or two 60 day   proceeds and no more than 120
                                   delinquencies in the past 12      days delinquent.
                                   months.
---------------------------------- --------------------------------- ---------------------------------
Non-Mortgage Credit                Major credit and installment      Major and minor credit
                                   debt can exhibit some minor 30    delinquency is acceptable, but
                                   and/or 90 day delinquency.        must demonstrate some payment
                                   Minor credit may exhibit more     regularity.
                                   serious delinquency.
---------------------------------- --------------------------------- ---------------------------------
Bankruptcy Filings                 Discharged more than 1 year       Discharged prior to closing or
                                   with reestablished credit.        payoff of bankruptcy debts with
                                                                     proceeds.
---------------------------------- --------------------------------- ---------------------------------
Debt Service-to-Income             Generally not to exceed 55%.      Generally not to exceed 55%.
---------------------------------- --------------------------------- ---------------------------------
Owner Occupied:                    Generally 70% to 80% for a 1-4    Generally 60% to 65% for a 1-4
Loan-to-value ratio                family dwelling residence; 70%    family dwelling residence.
                                   for a condominium.
---------------------------------- --------------------------------- ---------------------------------
Non-Owner Occupied:                Generally 60% for a 1-4 family    N/A
Loan-to-value ratio                dwelling or condominium.
---------------------------------- --------------------------------- ---------------------------------

(a) Purchasers in the whole loan sale market generally do not accept "D" credit grade loans. As a result, we will also originate "C-" credit grade loans, which are substantially similar to "D" credit grade loans except that the acceptable mortgage delinquency is limited to 90 days at time of loan closing.

         In addition to the home equity loans we originate under the standard home equity loan underwriting guidelines outlined in the preceding table, we also originate a limited number of second mortgages that have loan-to-value ratios ranging from 90% to 100%. We consider these loans to be high loan-to-value home equity loans and we underwrite these loans with a more restrictive approach to evaluating the borrowers' qualifications and we require a stronger credit history than our standard guidelines. The borrowers' existing mortgage and installment debt payments must generally be paid as agreed, with no more than one 30-day delinquency on a mortgage within the last 12 months. No bankruptcy or foreclosure is permitted in the last 36 months.

         Pursuant to our business strategy, a greater number of loans that we originate will be offered to the secondary market through whole loan sales. These loans will be underwritten, allocated and sold to specific third party purchasers based on agreed upon products and underwriting guidelines. The purchaser products and guidelines currently being utilized generally conform to key parameters outlined in the preceding table. See "-- Business Strategy."

         Generally, business purpose loans are secured by residential real estate and at times commercial real estate. Loan amounts generally range from $14,000 to $685,000. The loan-to-value ratio (based solely on the appraised fair market value of the real estate collateral securing the loan) on the properties collateralizing the loans generally have a maximum range of 50% to 75%. The actual maximum loan-to-value ratio varies depending on a variety of factors including, the credit grade of the borrower, whether the collateral is a one to four family residence, a condominium or a commercial property and whether the property is owner occupied or non-owner occupied. The credit grade of a business purpose loan borrower will vary depending on the payment history of their existing mortgages, major lines of credit and minor lines of credit, allowing for delinquency but generally requiring major credit to be current at closing. The underwriting of the business purpose loan includes confirmation of income or cash flow through tax returns, bank statements and other forms of proof of income and business cash flow. Generally, we make loans to businesses whose bankruptcy was discharged at least two years prior to closing, but we may make exceptions to allow for the bankruptcy to be discharged just prior to or at closing. In addition, we generally receive additional collateral in the form of, among other things, personal guarantees, pledges of securities, assignments of contract rights, assignments of life insurance and lease payments and liens on business equipment and other business assets, as available. Based solely on the value of the real estate collateral securing our business purpose loans, the average loan-to-value ratio of business purpose loans we originated during the fiscal year ended June 30, 2003 was 62.2% and during fiscal 2002 was 62.6%.

         Generally, the maximum acceptable loan-to-value ratio for home equity loans to be securitized is 100%. The average loan-to-value ratio of home equity loans we originated during fiscal 2003 was 78.2% and during fiscal 2002 was 77.8%. We generally obtain title insurance in connection with our loans.

         In determining whether the mortgaged property is adequate as collateral, we have an appraisal performed for each property considered for financing. The appraisal is completed by a licensed qualified appraiser on a Fannie Mae form and generally includes pictures of comparable properties and pictures of the property securing the loan.

         Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. As a result, we cannot assure that the market value of the real estate underlying the loans will at any time be equal to or in excess of the outstanding principal amount of those loans. Although we have expanded the geographic area in which we originate loans, a downturn in the economy generally or in a specific region of the country may have an effect on our originations. See "Risk Factors -- A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could hinder our ability to attain profitable operations, limit our ability to repay our subordinated debt and negatively impact the value of our common stock."

Loan Servicing and Administrative Procedures

         We service the loans we hold as available for sale or that we securitize, in accordance with our established servicing procedures. Our servicing procedures include practices regarding processing of mortgage payments, processing of disbursements for tax and insurance payments, maintenance of mortgage loan records, performance of collection efforts, including disposition of delinquent loans, foreclosure activities and disposition of real estate owned and performance of investor accounting and reporting processes, which in general conform to the mortgage servicing practices of prudent mortgage lending institutions. We generally receive contractual servicing fees for our servicing responsibilities for securitized loans, calculated as a percentage of the outstanding principal amount of the loans serviced. In addition, we receive other ancillary fees related to the loans serviced. Our servicing and collections activities are principally located at our operating office in Bala Cynwyd, Pennsylvania, but we expect to relocate these activities to our Philadelphia, Pennsylvania office. At June 30, 2003, the total managed portfolio consisted of 44,538 loans with an aggregate outstanding balance of $3.6 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total managed portfolio to our balance sheet.

         In servicing loans, we send an invoice to borrowers on a monthly basis advising them of the required payment and its scheduled due date. We begin the collection process promptly after a borrower fails to make a scheduled monthly payment. When a loan becomes 45 to 60 days delinquent for a home equity loan or 90 days delinquent for a business purpose loan, it is transferred to a senior collector in the collections department. The senior collector tries to resolve the delinquency by reinstating a delinquent loan, seeking a payoff, or entering into a deferment or forbearance arrangement with the borrower to avoid foreclosure. All proposed arrangements are evaluated on a case-by-case basis, based on, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If a mortgage loan becomes 45 days delinquent and we do not reach a satisfactory arrangement with the borrower, our legal department will mail a notice of default to the borrower. If the delinquency is not cured within the time period provided for in the loan documents, we generally start a foreclosure action. The collection department maintains normal collection efforts during the cure periods following a notice of default and the initiation of foreclosure action. If a borrower declares bankruptcy, our in-house attorneys and paralegals promptly act to protect our interests. We may initiate legal action earlier than 45 days following a delinquency if we determine that the circumstances warrant such action.

         We employ a staff of experienced mortgage collectors and managers working in shifts seven days a week to manage delinquent loans. In addition, a staff of in-house attorneys and paralegals works closely with the collections staff to optimize collection efforts. The primary goal of our labor-intensive collections program is to emphasize delinquency and loss prevention.

       From time to time, borrowers are confronted with events, usually involving hardship circumstances or temporary financial setbacks that adversely affect their ability to continue payments on their loan. To assist borrowers, we may agree to enter into a deferment or forbearance arrangement. Prevailing economic conditions, which affect the borrower's ability to make their regular payments, may also have an impact on the value of the real estate or other collateral securing the loans, resulting in a change to the loan-to-value ratios. We may take these conditions into account when we evaluate a borrower's request for assistance for a relief from their financial hardship.

         Our policies and practices regarding deferment and forbearance arrangements, like all of our collections policies and practices, are designed to manage customer relationships, maximize collections and avoid foreclosure (or repossession of other collateral, as applicable) if reasonably possible. We review and regularly revise these policies and procedures in order to enhance their effectiveness in achieving these goals. We permit exceptions to the policies and practices from time to time based on individual borrowers' situations.

         In a deferment arrangement, we make advances to a securitization trust on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. Based on our review of the borrower's current financial circumstances, the borrower must repay the advances and other payments and fees we make on borrower's behalf either at the termination of the loan or on a monthly payment plan. Borrowers must provide a written explanation of their hardship, which generally requests relief from their loan payments. We review the borrower's current financial situation and based upon this review, we may create a payment plan for the borrower which allows the borrower to pay past due amounts over a period from 12 to 42 months, but not beyond the maturity date of the loan, in addition to making regular monthly loan payments. Each deferment arrangement must be approved by two of our managers. Deferment arrangements which defer two or more past due payments must also be approved by a senior vice president.

         Principal guidelines currently applicable to the deferment process are:
(i) the borrower may have up to six payments deferred during the life of the loan; (ii) no more than three payments may be deferred during a twelve-month period; and (iii) the borrower must have made a minimum of six payments on the loan and twelve months must have passed since the last deferment in order to qualify for a new deferment arrangement. Any deferment arrangement which includes an exception to our guidelines must be approved by the senior vice president of collections and an executive vice president. If the deferment arrangement is approved, a collector contacts the borrower regarding the approval and the revised payment terms.

         For borrowers who are two or more payments delinquent, we will consider using a forbearance arrangement if permitted under applicable state law. In a forbearance arrangement, we make advances to a securitization trust on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. We assess the borrower's current financial situation and based upon this assessment, we may create a payment plan for the borrower which generally allows the borrower to pay past due amounts over a longer period than a typical deferment arrangement, but not beyond the maturity date of the loan. We typically structure a forbearance arrangement to require the borrower to make payments of principal and interest equivalent to the original loan terms plus additional monthly payments, which in the aggregate represent the amount that we advanced to the securitization trust and other fees we paid on behalf of the borrower. We currently require the borrower to provide a written explanation of their financial hardship, and we offer these arrangements to borrowers who we believe have the ability to remit post-forbearance principal and interest payments in addition to the amounts advanced or paid by us. As part of the written forbearance agreement, the borrower must execute a deed in lieu of foreclosure. If the borrower subsequently defaults before repaying the amount due under the forbearance agreement in full and becomes 60 days delinquent on principal and interest payments, we may elect to record the deed after providing proper notification to the borrower and a reasonable period of time to cure. Recording the deed in lieu of foreclosure gives us immediate legal title to the property without the need for further legal action.

         Principal guidelines currently applicable to the forbearance process are: (i) the subject loan should be at least six months old; (ii) the loan should be a minimum of three payments delinquent; and (iii) each forbearance arrangement must be approved by a manager, the senior vice president of collections and the senior vice president of asset allocation. Forbearance arrangements which defer ten or more past due payments, involve advances or other payments of more than $25,000 or include an exception to our guidelines must also be approved by an executive vice president.

         For delinquent borrowers with business purpose loans, we may enter into written forbearance agreements pursuant to which we do not obtain a deed in lieu of foreclosure. These arrangements typically allow the borrower to pay past due amounts over a period of 12-36 months, but not beyond the maturity date of the loan and generally require the borrower to make a payment at the time of entering into a forbearance agreement.

         We do not enter into a deferment or forbearance arrangement based solely on the fact that a loan meets the criteria for one of the arrangements. Our use of any of these arrangements depends upon one or more of the following factors: our assessment of the individual borrower's current financial situation and reasons for the delinquency, a valuation of the real estate securing the loan and our view of prevailing economic conditions. Because deferment and forbearance arrangements are account management tools which help us to manage customer relationships, maximize collection opportunities and increase the value of our account relationships, the application of these tools generally is subject to constantly shifting complexities and variations in the marketplace. We attempt to tailor the type and terms of the arrangement we use to the borrower's circumstances, and we prefer to use deferment over forbearance arrangements, if possible.

         As a result of these arrangements, we reset the contractual status of a loan in our managed portfolio from delinquent to current based upon the borrower's resumption of making their loan payments. Generally, a loan remains current after a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement), and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, the account will generally be declared in default and collection actions resumed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality -- Deferment and Forbearance Arrangements" for information regarding the impact of these arrangements on our operations. See also "Regulation -- Equal Credit Opportunity Fair Credit Reporting and Other Laws" and "Risk Factors -- The inquiry regarding our forbearance practices by the U.S. Attorney could result in concerns regarding our loan servicing and limit our ability to sell or service our loans, sell subordinated debt, or obtain additional credit facilities, which would hinder our ability to operate profitably and repay our subordinated debt, which could negatively impact the value of our common stock."

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

         Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, we record it at the lower of cost or estimated fair value. After acquisition, all costs incurred in maintaining the property are accounted for as expenses.

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

         Our ability to foreclose on some properties may be affected by state and federal environmental laws. The costs of investigation, remediation or removal of hazardous substances may be substantial and can easily exceed the value of the property. The presence of hazardous substances, or the failure to properly eliminate the substances from the property, can hurt the owner's ability to sell or rent the property and prevent the owner from using the property as collateral for another loan. Even parties who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of removal and remediation, whether or not the facility is owned or operated by the party who arranged for the disposal or treatment. See "Risk Factors -- Environmental laws and regulations and other environmental considerations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could hinder our ability to operate profitably and the funds available to repay our subordinated debt and negatively impact the value of our common stock." The technical nature of some laws and regulations, such as the Truth in Lending Act, can also contribute to difficulties in foreclosing on real estate and other assets, as even immaterial errors can trigger foreclosure delays or other difficulties.

         As the servicer of securitized loans, we are obligated to advance funds for scheduled interest payments that have not been received from the borrower unless we determine that our advances will not be recoverable from subsequent collections of the related loan payments. See "-- Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Off-Balance Sheet Arrangements." We are also required to compensate investors (without a right to reimbursement) for interest shortfall resulting from loan prepayments up to the amount of our servicing fee. See "Risk Factors -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock."

Securitizations

         We were unable to complete our typical quarterly securitization during the fourth quarter of fiscal 2003. Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 was the result of our investment bankers' decision in late June 2003 not to underwrite the contemplated June 2003 securitization transaction. Management believes that a number of factors contributed to this decision, including a highly-publicized lawsuit finding liability of an underwriter in connection with the securitization of loans for another unaffiliated subprime lender, an inquiry by the U.S. Attorney's Office in Philadelphia regarding our forbearance practices, an anonymous letter regarding the Company received by one of our investment bankers, the SEC's recent enforcement action against another unaffiliated subprime lender related to its loan restructuring practices and related disclosure, a federal regulatory agency investigation of practices by another subprime servicer and our investment bankers' prior experience with securitization transactions with non-affiliated originators.

         During fiscal 2003, we securitized $112.0 million of business purpose loans and $1.3 billion of home equity loans. During fiscal 2002, we securitized $129.1 million of business purpose loans and $1.2 billion of home equity loans. During fiscal 2001, we securitized $109.9 million of business purpose loans and $992.2 million of home equity loans. The securitization of loans generated gains on sale of loans of $171.0 million during fiscal 2003, $185.6 million during fiscal 2002 and $129.0 million during fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Off-Balance Sheet Arrangements -- Securitizations" for additional information regarding our securitizations.

         Securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the sale of a pool of financial assets, in our case loans, to a trust in exchange for cash and a retained interest in the securitized loans which is called an interest-only strip. The trust issues multi-class securities which derive their cash flows from a pool of securitized loans. These securities, which are senior to our retained interest-only strips in the trust, are sold to public or private investors. We also retain servicing on securitized loans. See "-- Loan Servicing and Administrative Procedures"

         As the holder of the interest-only strips received in a securitization, we are entitled to receive excess (or residual) cash flows. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to trust investors, servicing fees, trustee fees and, if applicable, surety fees. Surety fees are paid to an unrelated insurance entity to provide protection for the trust investors. These cash flows also include cash flows from overcollateralization. Overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over investor interests. Overcollateralization requirements are established to provide credit enhancement for the trust investors.

         We may be required either to repurchase or to substitute loans which do not conform to the representations and warranties we made in the agreements entered into when the loans are sold through a securitization. As of June 30, 2003, we have been required to substitute only one such loan from the securitization trusts for this reason.

         When borrowers are delinquent in making scheduled payments on loans included in a securitization trust, we are obligated to advance interest payments with respect to such delinquent loans if we deem that these advances will ultimately be recoverable. These advances can first be made out of funds available in the trust's collection account. If the funds available from the collection account are insufficient to make the required interest advances, then we are required to make the advances from our operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on our balance sheet. However, any advances we make from our operating cash can be recovered from the subsequent mortgage loan payments to the applicable trust prior to any distributions to the certificate holders. See "Risk Factors -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock."

         At times we elect to repurchase some delinquent loans from the securitization trusts, some of which may be in foreclosure. Repurchasing loans benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of residual or stepdown overcollateralization cash flows from our interest-only strips until the delinquencies or losses no longer exceed the triggers. We have the right, but are not obligated, to repurchase a limited amount of delinquent loans from securitization trusts. The purchase price of a delinquent loan is at the loan's outstanding contractual balance plus accrued and unpaid interest and unreimbursed servicing advances, however unpaid interest and unreimbursed servicing advances are returned to us by the trust. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. In addition, we elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery. See "Risk Factors -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock." See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Off-Balance Sheet Arrangements -- Trigger Management" for a description of the impact of these repurchases on our business.

         Our securitizations can include a prefunding option where a portion of the cash received from investors is withheld until additional loans are transferred to the trust. The loans to be transferred to the trust to satisfy the prefund option must be substantially similar in terms of collateral, size, term, interest rate, geographic distribution and loan-to-value ratio as the loans initially transferred to the trust. We had no prefund obligations at June 30, 2003.

Whole Loan Sales

         Our determination to engage in whole loan sales depends upon a variety of factors, including market conditions in the securitization markets and the secondary loan markets, profitability and cash flow considerations. In recent years, we experienced a decrease in our whole loan sales as a result of our decision to emphasize the securitization of additional loans, due to the favorable conditions we experienced in the securitization markets during those years and, to a lesser extent, our decision to de-emphasize conventional first mortgage loans which we primarily sold on a whole loan basis. Due to our inability to complete our typical quarterly securitization during the fourth quarter of fiscal 2003, we adjusted our business strategy from a predominantly publicly underwritten securitization strategy to a strategy focused on a combination of whole loan sales and securitizations. See "-- Business Strategy." In whole loan sale transactions, the gain on sale is generally significantly lower than the gains realized in securitization transactions, but we receive the gain in cash. Whole loan sales enable us to immediately generate cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining securitization assets. However, unlike securitizations, where we retain the servicing rights and receive securitization assets in the form of interest-only strips which generate future cash flows, whole loan sales are typically structured as a sale with servicing rights released and do not result in our receipt of securitization assets. As a result, using whole loan sales more extensively in the future will reduce our income from servicing activities and limit the amount of securitization assets created.

Competition

         We have significant competition for home equity loans. We concentrate our marketing efforts for home equity loans on credit-impaired borrowers. Through Upland Mortgage and American Business Mortgage Services, Inc., we compete with banks, thrift institutions, mortgage bankers and other finance companies, which may have greater resources and name recognition. We attempt to mitigate these factors through a highly trained staff of professionals, rapid response to prospective borrowers' requests and by maintaining a relatively short average loan processing time. See "-- Business Strategy" for discussion of our emphasis on broadening our mortgage loan product line and offering competitive interest rates. In addition, we implemented our Bank Alliance Services program in order to generate additional loan volume. See "Risk Factors -- Competition from other lenders could adversely affect our ability to attain profitable operations and our ability to repay our subordinated debt and negatively impact the value of our common stock."

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

         Equal Credit Opportunity, Fair Credit Reporting Act and Other Laws. We are also required to comply with the Equal Credit Opportunity Act and Regulation B, which prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires lenders to advise applicants of the reasons for any credit denial. Equal Credit Opportunity Act violations can also result in fines, penalties and other remedies.

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

         Pursuant to the Home Mortgage Disclosure Act and Regulation C, we are also required to report information on loan applicants and certain other borrowers to the Department of Housing and Urban Development, which is among numerous federal and state agencies which monitor compliance with fair lending laws.

         We are also subject to the Real Estate Settlement Procedures Act and Regulation X. This law and this regulation, which are administered by the Department of Housing and Urban Development, imposes limits on the amount of funds a borrower can be required to deposit with us in any escrow account for the payment of taxes, insurance premiums or other charges; limits the fees which may be paid to third parties; and imposes various disclosure and other requirements.

         We are subject to various other federal, state and local laws, rules and regulations governing the licensing of mortgage lenders and servicers. We must comply with procedures mandated for mortgage lenders and servicers, and must provide disclosures to consumer applicants and borrowers. Failure to comply with these laws, as well as with the laws described above, may result in civil and criminal liability.

         Several of our subsidiaries are licensed and regulated by the departments of banking or similar entities in the various states in which they are conducting business. The rules and regulations of the various states impose licensing and other restrictions on lending activities, such as prohibiting discrimination and regulating collection, foreclosure procedures and claims handling, disclosure obligations, payment feature restrictions and, in some cases, these laws fix maximum interest rates and fees. Failure to comply with these requirements can lead to termination or suspension of licenses, rights of rescission for mortgage loans, individual and class action lawsuits and/or administrative enforcement actions. Our in-house compliance staff, which includes attorneys, and our outside counsel review and monitor the lending policies of our subsidiaries for compliance with the various federal and state laws.

         The previously described laws and regulations are subject to legislative, administrative and judicial interpretation. Some of these laws and regulations have recently been enacted or amended. Some of these laws and regulations are rarely challenged in, or interpreted by, the courts. Infrequent interpretations, an insignificant number of interpretations and/or conflicting interpretations of these enacted or amended laws and regulations can make it difficult for us to always know what is permitted conduct under these laws and regulations.

Any ambiguity or vagueness under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, as well as private litigation, which may hinder our ability to operate profitably and repay our subordinated debt which would negatively impact the value of our common stock."

         The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999, contains comprehensive consumer financial privacy restrictions. Various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act. These restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about such institution's privacy policies and practices. Second, this act imposes restrictions on a financial institution and gives consumers the right to prevent a financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. We have prepared the appropriate consumer disclosures and internal procedures to address these requirements.

         In addition, we are subject to review by state attorneys general and the U.S. Department of Justice. We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania requesting that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003: (i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and
(iii) agreements to sell or otherwise transfer mortgage loans (including but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which mortgage loans were sold or transferred, any instance in which we were not to service or not to act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans. We have directed our attorneys to cooperate fully with this inquiry. Currently, this inquiry appears to be focused on our practices relating to obtaining forbearance agreements from delinquent borrowers who would otherwise be subject to foreclosure. Because the inquiry is at a preliminary stage, we cannot reach any conclusions at this time as to the ultimate scope of the inquiry or the potential liability or financial consequences for us.

         Predatory Lending Regulations. State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. For example, the Pennsylvania Attorney General reviewed fees our subsidiary, Home American Credit, Inc., charged Pennsylvania customers. Although we believe that these fees were fair and in compliance with applicable federal and state laws, in April 2002 we agreed to reimburse borrowers approximately $221,000 with respect to a particular fee paid by borrowers from January 1, 1999 to mid-February 2001 and to reimburse the Commonwealth of Pennsylvania $50,000 for its costs of investigation and for future public protection purposes. We discontinued charging this particular fee in mid-February 2001. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines on us. These changes, if required, could impact our profitability. These laws and regulations may limit our ability to securitize loans originated in certain states or localities due to rating agency, investor or market restrictions. As a result, we have limited the types of loans we offer in some states and may discontinue originating loans in other states or localities. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, as well as private litigation, which may hinder our ability to operate profitably and repay our subordinated debt, which would negatively impact the value of our common stock."

         Additionally, the United States Congress is currently considering a number of proposed bills or proposed amendments to existing laws, such as the "Ney - Lucas Responsible Lending Act of 2003" introduced on February 11, 2003 into the U.S. House of Representatives, which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are permitted to charge, including prepayment fees, restricting the terms we are permitted to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. While we cannot predict whether or in what form Congress may enact legislation, we are currently evaluating the potential impact of these legislative initiatives, if adopted, on our lending practices and results of operations.

         In addition to new regulatory initiatives with respect to so-called "predatory lending" practices, current laws or regulations in some states restrict our ability to charge prepayment penalties and late fees. We have used the Federal Alternative Mortgage Transactions Parity Act of 1982, which we refer to as the Parity Act, to preempt these state laws for home equity loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we are required to modify or eliminate the practice of charging prepayment and other fees in some of the states where we originate loans. We are continuing to evaluate the impact of the adoption of the new rule by the Office of Thrift Supervision on our future lending activities and results of operations. We currently expect that the percentage of home equity loans containing prepayment fees that we will originate in the future will decrease to approximately 65% to 70%, from 80% to 85% prior to this rule becoming effective. Additionally, in a recent decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. Although this New Jersey decision is subject to appeal and may not be final, we are currently evaluating its impact on our future lending activities in the State of New Jersey and results of operations. See " -- Lending Activities -- Prepayment Fees."

         Soldiers' and Sailors' Civil Relief Act of 1940. Under the Soldiers' and Sailors' Civil Relief Act of 1940, members of all branches of the military on active duty, including draftees and reservists in military service and state national guard called to federal duty:

     o are entitled to have interest rates reduced and capped at 6% per annum, on obligations (including mortgage loans) incurred prior to the commencement of military service for the duration of military service;

     o may be entitled to a stay of proceeding on any kind of foreclosure or repossession action in the case of defaults on obligations entered into prior to military service for the duration of military service; and

     o may have the maturity of obligations incurred prior to military service extended, the payments lowered and the payment schedule readjusted for a period of time after the completion of military service.

         If a borrower's obligation to repay amounts otherwise due on a mortgage loan included in a trust is relieved pursuant to the Relief Act, none of the trust, the servicer, the back-up servicer, the seller, the depositor, the originators or the trustee will be required to advance these amounts, and any resulting loss may reduce the amounts available to be paid to the holders of the certificates. Any shortfalls in interest collections on mortgage loans included in the trust resulting from application of the Relief Act will be allocated to the certificates in reduction of the amounts payable to such certificates on the related distribution date.

         As a result of the current military actions in Iraq and Afghanistan, President Bush authorized the placement of tens of thousands of military reservists and members of the National Guard on active duty status. To the extent that any such person is a borrower under a loan, the interest rate limitations and other provisions of the Relief Act would apply to the loan during the period of active duty. The number of reservists and members of the National Guard placed on active duty status in the near future may increase. In addition, other borrowers who enter military service after the origination of their loans (including borrowers who are members of the National Guard at the time of the origination of their loans and are later called to active duty) would be covered by the terms of the Relief Act. See "Risk Factors -- If many of our borrowers become subject to the Soldiers' and Sailors' Civil Relief Act of 1940, our cash flows, interest income and profitability may be adversely affected which would negatively impact our ability to repay our subordinated debt."

         We have procedures and controls to monitor compliance with numerous federal, state and local laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or as a result of inadvertent errors, we may, from time to time, inadvertently violate these laws and regulations.

         If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

Risk Factors

Investors in our common stock or subordinated debt should carefully consider these risk factors together with all of the information contained in this Form 10-K and incorporated by reference in this Form 10-K which could impact the value of our common stock.

If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due, which would negatively impact the value of our common stock.

         Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 and our loss for fiscal 2003 adversely impacted our short-term liquidity position and resulted in our inability to comply with financial covenants contained in our credit facilities. The expiration of our $300.0 million mortgage conduit facility and the temporary discontinuation of the sale of new subordinated debentures also adversely impacted our short-term liquidity position.

         Although we have obtained one new $200.0 million credit facility, this new $200.0 million credit facility could terminate as early as October 3, 2003 if we cannot close by that date another credit facility for at least an additional $200.0 million. We have also received a written commitment letter for a $250.0 million credit facility and, although we are currently negotiating the definitive terms of this $250.0 million new credit facility, we cannot assure you that these negotiations will be successful. Our ability to obtain alternative sources of financing may be limited to the extent we have agreed to pledge our interest-only strips, which represent a significant amount of our assets, to secure the $250.0 million credit facility. To the extent that we are not successful in maintaining, replacing or obtaining alternative financing sources on acceptable terms, we may have to limit our loan originations, sell loans earlier than intended and restructure our operations under our contingent business plan. Limiting our originations or earlier sales of our loans could prevent us from operating profitably and restrict our ability to repay our subordinated debt. Likewise, there can be no assurance that we can successfully implement our contingent business plan, if necessary, or that the assumptions underlying the contingent business plan can be achieved. Our failure to successfully implement our contingent business plan, if necessary, would impair our ability to operate profitably and repay the subordinated debt.

Even if we are able to obtain adequate financing, our inability to securitize our loans could hinder our ability to operate profitably in the future and repay our subordinated debt when due, which would negatively impact the value of our common stock.

         Since 1995, we have relied on the quarterly securitization of our loans to generate cash for the repayment of our credit facilities and the origination of additional loans. Our inability to complete our typical publicly underwritten quarterly securitization during the fourth quarter of 2003 and the $45.2 million pre-tax valuation adjustments to our securitization assets resulted in a loss of $29.9 million for fiscal 2003 and caused our shift in focus to less profitable whole loan sales. The loss resulted in our inability to comply with certain financial covenants contained in our credit facilities. The loss and the expiration of our mortgage conduit facility adversely impacted our short-term liquidity position. The temporary discontinuation of subordinated debt sales further impaired our liquidity.

         Our continued inability to complete securitization transactions could result in losses during the next several quarters causing us to fail to comply with the financial covenants in our credit facilities, increase our reliance on less profitable whole loan sales which will require us to originate more loans to reach the same level of profitability as we experienced in securitization transactions, and increase our need for additional financing to fund our loan originations. Our continued inability to securitize our loans could result in us reaching our capacity under our existing credit facilities or require us to sell our loans when market conditions are less favorable and could cause us to incur a loss on the sale transaction. See "-- An interruption or reduction in the securitization or whole loan sale markets would hinder our ability to operate profitably and repay our subordinated debt when due, which could negatively impact the value of our common stock."


Because we have historically experienced negative cash flows from operations and expect to do so in the foreseeable future, our ability to repay our subordinated debt could be impaired, which would negatively impact the value of our common stock.

         We have historically experienced negative cash flow from operations since 1996 primarily because our strategy of selling loans through securitization requires us to build an inventory of loans over time. During the period we are building this inventory of loans, we incur costs and expenses. We do not recognize a gain on the sale of loans until we complete a securitization, which may not occur until a subsequent period. In addition, our gain on a securitization results from a combination of cash proceeds received and our retained interests in the securitized loans, consisting primarily of interest-only strips which do not generate cash flow immediately. We expect this negative cash flow from operations to continue in the foreseeable future. Should we continue to experience negative cash flows from operations, it could impair our ability to make principal and interest payments due under the terms of our subordinated debt. At June 30, 2003, there was $343.6 million of subordinated debt and accrued interest, which will mature through June 30, 2004.

         We obtain the funds to repay our subordinated debt at their maturities by securitizing our loans, selling whole loans, collecting cash from our securitization assets and selling additional notes. We may in the future generate cash flows by securitizing or selling interest-only strips and selling servicing rights generated in past securitizations. If we are unable in the future to securitize our loans, to sell whole loans, or to realize cash flows from interest-only strips and servicing rights generated in past securitizations, our ability to repay our subordinated debt would be impaired, which would negatively impact the value of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could limit our ability to operate profitably and impair our ability to repay our subordinated debt, which would negatively impact the value of our common stock.

         We generally retain interest-only strips and servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon discount rates, prepayment and credit loss rate assumptions established by the management of our company. The value of our interest-only strips totaled $598.3 million and the value of our servicing rights totaled $119.3 million at June 30, 2003. Together, these two assets represent 61.9% of our total assets at June 30, 2003. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using discount rate, prepayment rate and credit loss rate assumptions established by us. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment, consisting of a corresponding reduction in pre-tax income or stockholders' equity or both in the period of adjustment. Adjustments to income could impair our ability to repay our subordinated debt. During fiscal 2003, we recorded a write down of $63.3 million on our interest-only strips and servicing rights, which we collectively refer to in this document as our securitization assets. The write down consisted of a $45.2 million reduction of pre-tax income and an $18.1 million pre-tax reduction of stockholders' equity. The write down was mainly due to actual prepayment experience that was higher than our assumptions, but was reduced by the favorable valuation impact of reducing the discount rates used to value our securitization assets at June 30, 2003. During fiscal 2002, we recorded a write down of $44.1 million on our securitization assets, consisting of a $22.1 million reduction of pre-tax income and a $22.0 million pre-tax reduction of stockholders' equity due to actual prepayment experience that was higher than anticipated. We cannot predict with certainty what our future prepayment experience will be. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Application of Critical Accounting Policies -- Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Off-Balance Sheet Arrangements -- Securitizations" for information on the sensitivities of interest-only strips and servicing rights to changes in assumptions. In addition, our servicing rights (and the related fees) can be terminated under certain circumstances, such as failure to make required servicer payments, defined changes in control and reaching certain loss and delinquency levels on the underlying pool.

We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt, and negatively impact the value of our common stock.

         For our ongoing operations, we depend upon frequent financings, including the sale of our unsecured subordinated debt and warehouse credit facilities or lines of credit. If we are unable to maintain, renew or obtain adequate funding under a warehouse credit facility, or other borrowings, including the sale of our subordinated debt, the lack of adequate funds would hinder our ability to operate profitably and restrict our ability to repay our subordinated debt upon maturity. During volatile times in the capital markets, access to financing has been severely constricted. On July 5, 2003, our $300.0 million mortgage conduit facility expired pursuant to its terms and was not renewed. In addition, further advances under a non-committed portion of one of our credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003 there were no new advances under the non-committed portion. On August 20, 2003 this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to no later than September 30, 2003. Our ability to repay this facility upon termination is dependent on our ability to refinance the loans in one of our new facilities or our sale of loans currently warehoused in the terminating facility by September 30, 2003.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility, which requires, among other things that we obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003. On September 22, 2003, we also executed a commitment letter, which includes a senior secured credit facility in the aggregate of up to $250.0 million. The commitment letter requires that we enter into a definitive agreement no later than October 17, 2003. While we anticipate that we will close this transaction by such date, we cannot assure you that these negotiations will result in a definitive agreement or that such agreement, as negotiated, will be on terms and conditions acceptable to us. In the event we are unable to close this facility or another facility within the time frame provided under the new $200.0 million credit facility described above, the lender on that facility would be under no obligation to make further advances under the terms of that facility and outstanding advances would be repaid over a period of time. Additionally, our ability to obtain alternative financing sources may be limited to the extent we have agreed to pledge our interest-only strips, which represent a significant amount of our assets, to secure the $250.0 million credit facility. See "--Recent Developments" for further discussion of these facilities.

         We cannot assure you that we will be successful in maintaining, replacing or obtaining alternative financing sources necessary to fund our operations, and to the extent that we are not successful, we may have to limit our loan originations or sell loans earlier than intended and restructure our operations. As a result of these liquidity issues, since June 30, 2003, we substantially reduced our loan origination volume. Limiting our originations or earlier sales of loans could hinder our ability to operate profitably or result in losses and restrict our ability to repay our subordinated debt upon maturity. Our ability to repay our subordinated debt at maturity may depend, in part, on our ability to raise new funds through the sale of additional subordinated debt. As the servicer of securitized loans, we could also incur certain additional cash requirements with respect to the securitization trusts which could increase our dependence on borrowed funds to the extent funds from non-credit sources were unavailable. If this additional cash requirement were to arise at a time when our access to borrowed funds was restricted, our ability to repay some or all of the subordinated debt as it came due could be impaired. See "-- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Because our business operations are generally not subject to regulation and examination by federal banking regulators, these protections are not available to protect investors in our subordinated debt or our stockholders.

         Currently, our operations are not regulated or subject to examination in the same manner as commercial banks, savings banks and thrift institutions. Our operations are not subject to the stringent regulatory requirements imposed upon the operations of those entities and are not subject to periodic compliance examinations by federal banking regulators designed to protect investors.
See "Business -- Regulation"

Our residential lending business is subject to government regulation and licensing requirements, as well as private litigation, which may hinder our ability to operate profitably and repay our subordinated debt, which would negatively impact the value of our common stock.

         Our residential lending business is subject to extensive regulation, supervision and licensing by various state departments of banking and other state, local and federal agencies. Our lending business is also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our home equity lending activities.

         We are also subject to examinations by state departments of banking or similar agencies in the 44 states where we are licensed or otherwise qualified with respect to originating, processing, underwriting, selling and servicing home equity loans. We are also subject to Federal Reserve Board, Federal Trade Commission, Department of Housing and Urban Development and other federal and state agency regulations related to residential mortgage lending, servicing and reporting. Failure to comply with these requirements can lead to, among other remedies, termination or suspension of licenses, rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. In addition, we are subject to review by state attorneys general and the U.S. Department of Justice and recently received a civil subpoena from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. See "-- The inquiry regarding our forbearance practices by the U.S. Attorney could result in concerns regarding our loan servicing and limit our ability to sell or service our loans, sell subordinated debt, or obtain additional credit facilities, which would hinder our ability to operate profitably and repay our subordinated debt, which would negatively impact the value of our common stock."

         State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices, including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. For example, the Pennsylvania Attorney General reviewed fees our subsidiary, HomeAmerican Credit, Inc., charged Pennsylvania customers. Although we believe that these fees were fair and in compliance with applicable federal and state laws, in April 2002, we agreed to reimburse borrowers approximately $221,000 with respect to a particular fee paid by borrowers from January 1, 1999 to mid-February 2001 and to reimburse the Commonwealth of Pennsylvania $50,000 for its costs of investigation and for future public protection purposes. We discontinued charging this particular fee in mid-February 2001. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines on us. These changes, if required, could impact our profitability. These laws and regulations may limit our ability to securitize loans originated in some states or localities due to rating agency, investor or market restrictions. As a result, we have limited the types of loans we offer in some states and may discontinue originating loans in other states or localities.

         Additionally, the United States Congress is currently considering a number of proposed bills or proposed amendments to existing laws, such as the "Ney - Lucas Responsible Lending Act of 2003" introduced on February 11, 2003 into the U.S. House of Representatives, which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are permitted to charge, including prepayment fees, restricting the terms we are permitted to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. See "Business -- Lending Activities" and "Business -- Regulation"

         In addition to new regulatory initiatives with respect to so-called "predatory lending" practices, current laws or regulations in some states restrict our ability to charge prepayment penalties and late fees. We have used the Federal Alternative Mortgage Transactions Parity Act of 1982, which we refer to as the Parity Act, to preempt these state laws for home equity loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule, effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we are required to modify or eliminate the practice of charging prepayment and other fees in some of the states where we originate loans. We are continuing to evaluate the impact of the adoption of the new rule by the Office of Thrift Supervision on our future lending activities and results of operations. We currently expect that the percentage of home equity loans containing prepayment fees that we will originate in the future will decrease to approximately 65% to 70%, from 80% to 85% prior to this rule becoming effective. Additionally, in a recent decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. Although this New Jersey decision is subject to appeal and may not be final, we are currently evaluating its impact on our future lending activities in the State of New Jersey and results of operations.

         We are also subject, from time to time, to private litigation, including actual and purported class action suits, resulting from alleged "predatory lending" practices. Our lending subsidiaries, including HomeAmerican Credit, Inc., which does business as Upland Mortgage, are involved in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities. For example, the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, was filed on behalf of borrowers in several states alleging that the charging of, and failure to properly disclose the nature of, a document preparation fee were improper under applicable state law and ultimately settled. Due to the inherent uncertainty in litigation and because the ultimate resolution of these proceedings are influenced by factors outside of our control, our estimated liability under these proceedings may change or actual results may differ from our estimates. We expect, that as a result of the publicity surrounding "predatory lending" practices, we may be subject to other class action suits in the future. See "Business -- Legal Proceedings."

         We have procedures and controls to monitor compliance with numerous federal, state and local laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or as a result of inadvertent errors, we may, from time to time, inadvertently violate these laws and regulations.

         More restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or we may be subject to additional litigation or governmental reviews of our lending practices which could hinder our ability to operate profitably and repay our subordinated debt, which could negatively impact the value of our common stock. See "Business -- Regulation."

The inquiry regarding our forbearance practices by the U.S. Attorney could result in concerns regarding our loan servicing and limit our ability to sell or service our loans, sell subordinated debt, or obtain additional credit facilities, which would hinder our ability to operate profitably and repay our subordinated debt, which would negatively impact the value of our common stock.

         We received a civil subpoena, dated May 14, 2003, from the Civil Division of the United States Attorney for the Eastern District of Pennsylvania, requesting that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003:
(i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans, and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and (iii) agreements to sell or otherwise transfer mortgage loans (including but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which mortgage loans were sold or transferred, any instance in which we were not to service or not to act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans. We have directed our attorneys to cooperate fully with this inquiry. Currently, this inquiry appears to be focused on our practices relating to obtaining forbearance agreements from delinquent borrowers who would otherwise be subject to foreclosure. Because the inquiry is at a preliminary stage, we cannot reach any conclusions at this time as to the ultimate scope of the inquiry or the potential liability or financial consequences for us.

         Management believes the disclosure of the receipt of the civil subpoena, among other things, resulted in our investment bankers' decision not to underwrite our quarterly loan securitization. Our failure to complete this quarterly securitization contributed to our loss for the year ended June 30, 2003. To the extent management is unsuccessful in resolving this matter, the ongoing review by the U.S. Attorney's Office could limit our ability to engage in publicly underwritten securitization transactions or otherwise sell or service our loans. In addition, the U.S. Attorney's inquiry could reduce sales of subordinated debt upon which we rely to fund our operations and limit our ability to obtain additional credit facilities, which are necessary in connection with the implementation of our business strategy. Furthermore, the U.S. Attorney could impose sanctions or otherwise restrict our ability to restructure loans, which could negatively impact our profitability and our ability to repay the subordinated debt, which would negatively impact the value of our common stock.

Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio, which could hinder our ability to operate profitably, impair our ability to repay our subordinated debt and negatively impact the value of our common stock.

         We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. This type of borrower is commonly referred to as a subprime borrower. Loans made to these borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. Historically, we have experienced higher rates of delinquency on loans made to these credit-impaired borrowers as compared to delinquency rates experienced by banks on loans to borrowers who are not credit-impaired. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses in our managed portfolio could reduce the cash flow we receive from our securitization assets which would hinder our ability to operate profitably and could restrict our ability to repay our subordinated debt upon maturity, which would negatively impact the value of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality" and "Business -- Lending Activities."

Delinquencies and prepayments in the pools of securitized loans could adversely affect the cash flow we receive from our interest-only strips, impair our ability to sell or securitize loans in the future and impair our ability to repay the subordinated debt and negatively impact the value of our common stock.

         Levels of delinquencies or losses in a particular securitized pool of loans, which exceed maximum percentage limits, or "triggers," set in the securitization agreement governing that pool, impact some or all of the cash that we would otherwise receive from our interest-only strips. If delinquencies or losses exceed maximum limits, the securitization trust withholds cash from our interest-only strips. The trust then uses the cash to repay outside investors, which reduces the proportionate interest of outside investors in the pool and results in additional overcollateralization. Additionally, for losses, the securitization trust utilizes cash from our interest-only strips to pay off investors. Our receipt of cash payments on the interest-only strip resumes when the additional overcollateralization created for outside investors meets specified targets or delinquency and loss rates for the pool of loans no longer exceed trigger levels. However, to adequately fund our ongoing operations during a period of suspended cash flow, we may need to borrow funds to replace the cash being withheld. The additional interest expense would hinder our ability to operate profitably and could impair our ability to repay subordinated debt as it matures and negatively impact the value of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Off-Balance Sheet Arrangements -- Trigger Management."

         We have the ability to repurchase a limited number of delinquent loans from securitized pools. This ability to repurchase loans enables us to avoid disruptions in securitization cash flows by repurchasing delinquent loans before trigger limits are reached, or to restore suspended cash flows by repurchasing sufficient delinquent loans to lower delinquency and loss rates below trigger limits. However, the repurchase of loans for this purpose, called "trigger management," would require funding from the same sources we rely on for our other cash needs and could require us to borrow additional funds. If funds were not available to permit us to repurchase these loans, our cash flow from the interest-only strips would be reduced and our ability to repay the subordinated debt could be impaired. Lack of liquidity in these circumstances could result in more pools reaching trigger levels, which, in turn, would further tighten liquidity. In addition, the additional interest expense resulting from additional outstanding debt would reduce our profitability and could impair our ability to repay subordinated debt as it matures. We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our profitability and restrict our ability to repay our subordinated debt, which could negatively impact the value of our common stock. See "-- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt which could negatively impact the value of our common stock."

         Prepayments by borrowers also make it more difficult for us to maintain delinquencies below trigger limits set in securitization agreements. By reducing current loans in a securitized pool, prepayments mathematically increase the percentage of delinquent loans remaining in the pool. The consequences resulting from either a suspension of cash flow or our repurchase of delinquent loans from the securitized pool could impair our ability to repay subordinated debt, which could negatively impact the value of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Off-Balance Sheet Arrangements -- Securitizations -- Trigger Management," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality" and "Business -- Lending Activities."

         For the fiscal year ended June 30, 2003, we repurchased delinquent loans with an aggregate unpaid principal balance of $55.0 million from securitization trusts primarily for trigger management. We received $37.6 million of proceeds from the liquidation of repurchased loans and real estate owned during fiscal year 2003. We had repurchased loans and real estate owned remaining on our balance sheet of $9.6 million at June 30, 2003. All loans and real estate owned were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Because the contractual outstanding balance is typically greater than the fair value, we generally incur a loss on these repurchases.

An interruption or reduction in the securitization or whole loan sale markets would hinder our ability to operate profitably and repay our subordinated debt when due, which could negatively impact the value of our common stock.

         A significant portion of our revenue and net income represents gain on the sale of loans. Our strategy is to sell substantially all of the loans we originate at least quarterly. Operating results for a given period can fluctuate significantly as a result of the timing and size of securitizations or whole loan sales. If we do not close securitizations or whole loan sales on a quarterly basis, we could experience a loss for that quarter. In addition, we rely on the quarterly sale of our loans to generate cash proceeds for the repayment of our warehouse credit facilities and origination of additional loans.

         Our ability to complete securitizations depends on several factors, including:

         o conditions in the securities markets generally, including market interest rates;
         o conditions in the asset-backed securities markets specifically;
         o general economic conditions, including conditions in the subprime industry;
         o the performance of our previously securitized loans;
         o the credit quality of our managed portfolio; and
         o changes in federal tax laws.

         If we are not able to sell substantially all of the loans that we originate during the quarter in which the loans are made, we would likely not be profitable for the quarter. Any substantial impairment in the size or availability of the market for our loans could result in our inability to continue to originate loans and repay our subordinated debt upon maturity which would have a material adverse effect on our results of operations, financial condition and business prospects. If it is not possible or economical for us to complete a securitization or whole loan sale within favorable timeframes, we may exceed our capacity under our warehouse financing and lines of credit. We may be required to sell the accumulated loans at a time when market conditions for our loans are less favorable, and potentially to incur a loss on the sale transaction. If we cannot generate sufficient liquidity upon any such loan sale or through the sale of subordinated debt, we will be required to restrict or restructure our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Securitizations."

If we are unable to successfully implement our adjusted business strategy which focuses on whole loan sales, we may be unable to attain profitable operations which could impair our ability to repay our subordinated debt and negatively impact the value of our common stock.

         Our adjusted business strategy seeks to increase our loan volume by broadening our loan product line, offering competitive interest rates and through further development of existing markets while maintaining our origination fees, underwriting criteria and the interest rate spread between loan interest rates and the interest rates we pay for capital. Implementation of this strategy will depend in large part on our ability to:

         o Expand in markets with a sufficient concentration of borrowers who meet our underwriting criteria;

         o Obtain and maintain adequate financing on favorable terms to fund our operations;

         o Profitably sell and securitize our loans in the secondary market on a regular basis;

         o  Hire, train and retain skilled employees; and

         o  Successfully implement our marketing campaigns.

         Our inability to achieve any or all of these factors could impair our ability to successfully implement our business strategy and successfully leverage our fixed costs which could hinder our ability to operate profitably, result in continued losses and impair our ability to repay our subordinated debt, which would negatively impact the value of our common stock.

Changes in interest rates could negatively impact our ability to operate profitably and impair our ability to repay the subordinated debt and negatively impact the value of our common stock.

     Rising interest rates could reduce our overall profitability in one or more of the following ways:

         o Reducing the demand for our loan products, which could reduce our profitability.
         o Causing investors in asset-backed securities to increase the interest rate spread requirements and overcollateralization requirements for our future securitizations, which could reduce the profitability of our securitizations.
         o Increasing interest rates required by purchasers of our loans in whole loan sales.
         o Reducing the spread between the interest rates we receive on loans we originate and the interest rates we pay to fund the originations, which among other effects, increases our carrying costs for these loans during the period they are being pooled for securitization.
         o Increasing the interest rates we must pay on our subordinated debt to attract investors at the levels we require to fund our operations.
         o Increasing our interest expense on all sources of borrowed funds, such as subordinated debt, credit facilities and lines of credit, and could restrict our access to the capital markets.
         o Negatively impacting the value and profitability of loans from the date of origination until the date we sell the loans.
         o Reducing the spread between the average interest rate on the loans in a securitization pool and the pass-through interest rate to investors issued in connection with the securitization. This reduction in the spread occurs because interest rates on loans in a securitization pool are typically set over the three months preceding a securitization while the pass-through rate on securities issued in the securitization is based on market rates at the time a securitization is priced. Therefore, if market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor would reduce our profit on the sale of the loans. Any reduction in our profitability could impair our ability to repay our subordinated debt upon maturity.
         o Increasing the cost of floating rate certificates issued in certain securitizations without a corresponding increase in the interest income of the underlying fixed rate loan collateral. This situation would reduce the cash flow we receive from the interest-only strips related to those securitizations and reduce the fair value or expected future cash flow of that asset as well. At June 30, 2003, floating interest rate certificates represent 3.5% of total debt issued by loan securitization trusts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Interest Rate Risk Management" for further discussion of the impact on our interest-only strips of interest rate changes in floating interest rate certificates issued by securitization trusts and outstanding debt issued by the securitization trusts.

         Declining interest rates could reduce our profitability in one or more of the following ways:

         o Subordinated debt with terms of one year or more which is not redeemable at our option represents an unfavorable source of borrowing in an environment where market rates fall below those paid on the subordinated debt. At June 30, 2003, $97.5 million in non-redeemable subordinated debt with maturities of greater than one year was outstanding.
         o A decline in market interest rates generally induces borrowers to refinance their loans, which are held in the securitization trusts, and could reduce our profitability. Prepayment levels in excess of our assumptions reduce the value of our securitization assets. A significant decline in market interest rates would increase the level of loan prepayments, which would decrease the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of the related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment which would result in a reduction in our profitability and could impair our ability to repay our subordinated debt. See "-- Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could limit our ability to operate profitably and impair our ability to repay our subordinated debt, which could negatively impact the value of our common stock."

         Although both rising and falling interest rates negatively impact our business and profitability, the speed at which rates fluctuate, the duration of high or low interest rate environments and the nature and magnitude of any favorable interest rate consequences, as well as economic events and business conditions outside of our control, affect the overall manner in which interest rate changes impact our operations and the magnitude of such impact. In addition, because of the volatile and unpredictable manner in which these factors interact, we may experience interest rate risks in the future that we have not previously experienced or identified. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock.

         Our securitization agreements require us to replace or repurchase loans which do not conform to representations and warranties we made in the agreements. Additionally, as servicer, we are required to:

         o compensate investors for interest shortfalls on loan prepayments (up to the amount of the related servicing fee); and
         o advance interest payments for delinquent loans if we believe in good faith the advances will ultimately be recoverable by the securitization trust. These advances can first be made out of funds available in the trusts' collection accounts. If the funds available from the trusts' collection accounts are insufficient to make the required advances, then we are required to make the advances from our operating cash. The advances made from the trusts' collection accounts, if not recovered from the borrowers or proceeds from the liquidation of the loans, require reimbursement from us. These advances, if ultimately not recoverable by us, require funding from our capital resources and may create greater demands on our cash flow, which could limit our ability to repay subordinated debt as it comes due and negatively impact the value of our common stock. See "Business -- Securitizations."

Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations, or fail to meet minimum net worth requirements or financial covenants which could hinder our ability to operate profitably and impair our ability to repay our subordinated debt, which would negatively impact the value of our common stock.

         As part of the securitization of our loans, we generally retain the servicing rights, which is the right to service the loans for a fee. At June 30, 2003, 92.7% of the managed portfolio we serviced was owned by third parties. The value of servicing rights related to our managed portfolio is an asset on our balance sheet called servicing rights. We enter into agreements in connection with the securitizations that allow third parties to terminate us as the servicer if we breach our servicing obligations, fail to perform satisfactorily or fail to meet a minimum net worth requirement or other financial covenants. For example, our servicing rights may be terminated if losses on the pool of loans in a particular securitization exceed prescribed levels for specified periods of time. If we lose the right to service some or all of the loans in our managed portfolio, the servicing fees will no longer be paid to us and we would be required to write down or write off this asset, which would decrease our earnings and our net worth, impair our ability to repay the subordinated debt and negatively impact the value of our common stock. In addition, if we do not meet eligibility criteria to act as servicer in future securitizations, we would not receive income from these future servicing rights.

If we are not able to sustain the levels of loan originations that we experienced in the past, we may be unable to attain profitable operations and our ability to repay our subordinated debt may be impaired, which would negatively impact the value of our common stock.

         During fiscal 2003 and 2002, we experienced record levels of loan originations. Our ability to sustain the levels of loan originations experienced in prior periods depends upon a variety of factors outside our control, including:

         o interest rates;
         o ability to obtain adequate financing on favorable terms;
         o conditions in the asset-backed securities markets;
         o economic conditions in our primary market area;
         o competition; and
         o regulatory restrictions.

         In addition, current economic conditions have had an adverse impact on smaller businesses and finding qualified borrowers has become more difficult. If we are unable to sustain our levels of loan originations, we may be unable to attain profitable operations and our ability to repay the subordinated debt upon maturity may be impaired. See " -- Changes in interest rates could negatively impact our ability to operate profitably and impair our ability to repay the subordinated debt and negatively impact the value of our common stock." and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

A decline in real estate values could result in a reduction in originations, which could hinder our ability to attain profitable operations, impair our ability to repay our subordinated debt and negatively impact the value of our common stock.

         Our business may be adversely affected by declining real estate values. Any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This reduction in real estate values may reduce the number of loans we are able to make, which will reduce the gain on sale of loans and servicing and origination fees we will collect, which could hinder our ability to attain profitable operations and limit our ability to repay our subordinated debt upon maturity and negatively impact the value of our common stock. See "-- Lending Activities."

A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could hinder our ability to attain profitable operations, limit our ability to repay our subordinated debt and negatively impact the value of our common stock.

         Declining real estate values will also increase the loan-to-value ratios of loans we previously made, which in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies, foreclosures on loans and losses from delinquent and foreclosed loans generally increase during economic slowdowns or recessions, and the increase in delinquencies, foreclosures on loans and losses from delinquent and foreclosed loans we experience may be particularly pronounced because we lend to credit-impaired borrowers. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans which could hinder our ability to attain profitable operations and limit our ability to repay our subordinated debt. In addition, any sustained period of increased delinquencies, foreclosures or losses from delinquent and foreclosed loans could adversely affect our ability to sell loans, the prices we receive for our loans or the value of our interest-only strips which could have a material adverse effect on our results of operations, financial condition and business prospects. See "Business -- Lending Activities."

If we are unable to implement an effective hedging strategy, we may be unable to attain profitable operations, which would reduce the funds we have available to repay our subordinated debt and negatively impact the value of our common stock. In a declining interest rate environment, even an effective hedging strategy could result in losses in the current period.

         From time to time we use hedging strategies in an attempt to mitigate the effect of changes in interest rates on our fixed interest rate mortgage loans prior to securitization. These strategies may involve the use of, among other things, derivative financial instruments including futures, interest rate swaps and forward pricing of securitizations. An effective hedging strategy is complex and no strategy can completely insulate us from interest rate risk. In fact, poorly designed strategies or improperly executed transactions may increase rather than mitigate interest rate risk. Hedging involves transaction and other costs, and these costs could increase as the period covered by the hedging protection increases or in periods of rising and fluctuating interest rates. We recorded losses on the fair value of derivative financial instruments of $14.2 million during fiscal 2003, $9.4 million in fiscal 2002 and $4.3 million in fiscal 2001. The amount of losses settled in cash was $7.7 million in fiscal 2003, $9.4 million in fiscal 2002 and $4.3 million in fiscal 2001. In addition, an interest rate hedging strategy may not be effective against the risk that the interest rate spread needed to attract potential buyers of asset-backed securities may widen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

Competition from other lenders could adversely affect our ability to attain profitable operations and our ability to repay our subordinated debt and negatively impact the value of our common stock.

         The lending markets in which we compete are evolving. Some competitors have been acquired by companies with substantially greater resources, lower cost of funds, and a more established market presence than we have. Government sponsored entities are expanding their participation in our market. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. If these companies or entities increase their marketing efforts to include our market niche of borrowers, we may be forced to reduce the interest rates and fees we currently charge in order to maintain and expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability and our ability to repay our subordinated debt. As we expand our business further, we will face a significant number of new competitors, many of whom are well established in the markets we seek to penetrate. The profitability of other similar lenders may attract additional competitors into this market.

         The competition in the subprime lending industry has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. As loan products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail structure, broker structure and information systems to compete effectively. Our ability to adapt to other technological changes in the industry could have a material adverse effect on our business.

         The need to maintain loan volume in this competitive environment creates a risk of price competition in the subprime lending industry. Competition in the industry can take many forms, including interest rates and costs of a loan, convenience in obtaining a loan, customer service, amount and term of a loan, marketing and distribution channels, and competition in attracting and retaining qualified employees. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. Increased competition may also reduce the volume of our loan originations and result in a decrease in gain on sale from the securitization or sale of such loans which would decrease our income. As a result, any increase in these pricing pressures could have a material adverse effect on our business. See "Business -- Competition."

An economic downturn or recession in the eastern half of the United States could hinder our ability to operate profitably, which would reduce the funds available to repay the subordinated debt and negatively impact the value of our common stock.

         We currently originate loans primarily in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy or recession in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in this region could result in decreases in loan originations and increases in delinquencies and foreclosures in our managed portfolio which could negatively impact our ability to sell or securitize loans and hinder our ability to operate profitably and the funds available to repay our subordinated debt which could negatively impact the value of our common stock. See "-- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock." and "Business -- Lending Activities."

Claims by borrowers or investors in loans could hinder our ability to operate profitably, which would reduce the funds we have available to repay our subordinated debt and negatively impact the value of our common stock.

         In the ordinary course of our business, we are subject to claims made against us by borrowers and investors in loans arising from, among other things:

         o losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentation, error and omission by our employees, officers and agents (including our appraisers);
         o incomplete documentation; and
         o failure to comply with various laws and regulations applicable to our business.

         If claims asserted, pending legal actions or judgments against us result in legal expenses or liability, these expenses could hinder our ability to operate profitably, which would reduce funds available to repay our subordinated debt. See "Business -- Legal Proceedings."

If we are unable to realize cash proceeds from the sale of loans in excess of the cost to originate the loans, our financial position and our ability to repay the subordinated debt upon maturity could be adversely affected, which could negatively impact the value of our common stock.

         The net cash proceeds received from loan sales consist of the premiums we receive on sales of loans in excess of the outstanding principal balance, plus the cash proceeds we receive from securitizations, minus the discounts on loans that we have to sell for less than the outstanding principal balance. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations, financial condition, business prospects and ability to repay the subordinated debt upon maturity could be adversely affected.

The amount of our outstanding debt could impair our financial condition, our ability to fulfill our debt obligations and repay the subordinated debt, which would negatively impact the value of our common stock.

         As of June 30, 2003, we had total indebtedness of approximately $932.5 million, comprised of amounts outstanding under our credit facilities, warehouse lines, subordinated debt and capitalized lease obligations. At June 30, 2003, our ratio of total debt and liabilities to equity was approximately 26.5 to 1. At June 30, 2003, we also had availability to incur additional indebtedness of approximately $30.2 million under our revolving warehouse and credit facilities.

         The amount of our outstanding indebtedness could:

         o require us to dedicate a substantial portion of our cash flow to payment on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;
         o limit our flexibility in planning for, or reacting to, changes in operations and the subprime industry in which we operate; and
         o place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

         If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. Our ability to obtain additional financing could be limited to the extent that our interest-only strips, which represent a significant portion of our assets, are pledged to secure existing debt. Our inability to obtain financing or sell assets on satisfactory terms could impair our ability to operate profitably and our ability to repay the subordinated debt which would negatively impact the value of our common stock.

Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility, limit our ability to operate profitably and our ability to repay our subordinated debt, which could negatively impact the value of our common stock.

         The agreements governing our credit facilities and warehouse lines of credit contain various covenants that may restrict our ability to:

         o incur other senior indebtedness;
         o engage in transactions with affiliates;
         o incur liens;
         o make certain restricted payments;
         o enter into certain business combinations and asset sale transactions;
         o engage in new lines of business; and
         o make certain investments.

         These restrictions may limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our credit facilities and warehouse lines of credit also require us to maintain specified financial ratio covenants and satisfy other financial conditions. Our ability to meet those ratio covenants and conditions can be affected by events beyond our control, such as interest rates and general economic conditions.

         Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the lender, entitles the lender to, among other things, terminate commitments to make future advances to us, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain of the financial covenants under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, of which $100.0 million was non-committed) and we requested and obtained waivers of these requirements from our lenders. The lender under the $50.0 million warehouse credit facility has granted us a waiver for our non-compliance with a financial covenant in that credit facility through September 30, 2003. This facility was amended to reduce the available credit to $8.0 million and the financial covenants were replaced with new covenants with which we are currently in compliance. We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the termination date of this facility from November 2003 to September 30, 2003. Our ability to repay this facility upon termination is dependent on our ability to refinance the loans in one of our new facilities or our sale of loans currently warehoused in the terminating facility by September 30, 2003. In addition, if the anticipated loss for the first quarter of fiscal 2004 described above results in our non-compliance with any financial covenants, we intend to seek the appropriate waivers. There can be no assurances that we will obtain any of these waivers. We may also need to obtain additional waivers in future periods from our lenders but we cannot give you any assurances as to whether or in what form these waivers will be granted.

         Our breach of our financial covenants under our revolving credit facilities could result in a default under the terms of those facilities, which could cause that indebtedness and other senior indebtedness, by reason of cross-default provisions in such indebtedness, to become immediately due and payable. Our failure to repay those amounts could result in a bankruptcy proceeding or liquidation proceeding or our lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the credit facilities and warehouse lines of credit accelerate the repayment of borrowings, we may not have sufficient cash to repay our indebtedness and may be forced to sell assets on less than optimal terms and conditions which would negatively impact the value of our common stock.

We are dependent on financial institutions and brokers for 50.7% of our loan production and our failure to maintain these relationships could negatively impact the volume and pricing of our loans and adversely affect our results of operations and ability to repay subordinated debt, which could negatively impact the value of our common stock.

         We depend on financial institutions who enter into agreements with us under the Bank Alliance Services program and brokers for 50.7% of our loan originations. Moreover, our total loan purchases from Bank Alliance Services lenders, historically, have been highly concentrated. Our top three financial institutions under the Bank Alliance Services program accounted for approximately 96.1% of our loan volume from the Bank Alliance Services program and 11.6% of our total volume for fiscal 2003. Further, our competitors also have relationships with our brokers and other lenders, and actively compete with us in our efforts to expand our broker and Bank Alliance networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker and Bank Alliance networks which could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our results of operations.

Some of our warehouse financing agreements include margin calls based on the lender's opinion of the value of our loan collateral. An unanticipated large margin call could adversely affect our liquidity and our ability to repay the subordinated debt upon maturity, which could negatively impact the value of our common stock.

         The amount of financing we receive under our warehouse agreements depends in large part on the lender's valuation of the mortgage loans that secure the financings. Each warehouse line provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowing. Any such margin call could have a material adverse effect on our results of operations, financial condition and business prospects and our ability to repay the subordinated debt upon maturity, which could negatively impact the value of our common stock.

Environmental laws and regulations and other environmental considerations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could hinder our ability to operate profitably and limit the funds available to repay our subordinated debt and negatively impact the value of our common stock.

         Our ability to foreclose on the real estate collateralizing our loans may be limited by environmental laws which pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs relating to the contaminated property. While we would not knowingly make a loan collateralized by real property that was contaminated, we may not discover the environmental contamination until after we had made the loan or after we had foreclosed on a loan. If we foreclosed upon a property and environmental liabilities subsequently arose, we could face significant liability.

         Since the commencement of operations by the Company, there have been approximately eight instances where we have determined not to foreclose on the real estate collateralizing a delinquent loan because of environmental considerations. None are currently under administration. Any losses we sustained on these loans did not have a material adverse effect on our profitability.

         In addition to federal or state laws, owners or former owners of a contaminated site may be subject to common law claims, including tort claims, by third parties based on damages and costs resulting from environmental contamination migrating from the property. Other environmental considerations, such as pervasive mold infestation of real estate securing our loans, may also restrict our ability to foreclose on delinquent loans. See "Business -- Loan Servicing and Administrative Procedures."

Terrorist attacks in the United States may cause disruption in our business and operations and other attacks or acts of war may adversely affect the markets in which our common stock trades, the markets in which we operate, our ability to operate profitably and our ability to repay our subordinated debt, which would negatively impact the value of our common stock.

         Terrorists' attacks in the United States in September 2001 caused major instability in the U.S. financial markets. These attacks or new events and responses on behalf of the U.S. government may lead to further armed hostilities or to further acts of terrorism in the U.S. which may cause a further decline in the financial market and may contribute to a further decline in economic conditions. These events may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debt, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent we experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably, to effect whole loan sales and to effectively hedge our loan portfolio against market interest rate changes which could cause our stock price to decline. Should these disruptions and unusual activities occur, our ability to operate profitably and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired which would negatively impact the value of our common stock.

If many of our borrowers become subject to the Soldiers' and Sailors' Civil Relief Act of 1940, our cash flows and interest income may be adversely affected which would negatively impact our ability to repay our subordinated debt and negatively impact the value of our common stock.

         Under the Soldiers' and Sailors' Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her loan generally may not be charged interest above an annual rate of six percent. Additionally, this Relief Act may restrict or delay our ability to foreclose on an affected loan during the borrower's active duty status. The Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the loan. A significant mobilization by the U.S. Armed Forces could increase the number of our borrowers who are the subject of this Relief Act, thereby reducing our cash flow and the interest payments we collect from those borrowers, and in the event of default, delaying or preventing us from exercising the remedies for default that otherwise would be available to us.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees which could hinder our ability to operate profitably, impair our ability to repay the subordinated debt and negatively impact the value of our common stock.

         When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation or fraudulent act is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss. A loan subject to a material misrepresentation or fraudulent act is typically unsaleable or subject to repurchase if it is sold prior to detection, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses we have suffered from them.

         We have controls and processes designed to help us identify misrepresented or fraudulent information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented or fraudulent information in our loan originations.

Employees

         At June 30, 2003, we employed 1,095 people on a full-time basis and 24 employees on a part-time basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good. Between June 30, 2003 and August 14, 2003, we reduced our workforce by 170 employees as part of adjustments made to our business strategy. See" -- Business Strategy."

Executive Officers Who Are Not Also Directors

         The following is a description of the business experience of our executive officers who are not also directors.

         Beverly Santilli, age 44, is First Executive Vice President, a position she has held since September 1998 and Secretary, a position she has held since our inception. Mrs. Santilli has held a variety of positions including Executive Vice President and Vice President. Mrs. Santilli is also the President of American Business Credit. Mrs. Santilli is responsible for all sales, marketing and the day-to-day operation of American Business Credit. Mrs. Santilli is also responsible for human resources of American Business Financial Services, Inc. and its subsidiaries. Prior to joining American Business Credit and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with that bank's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli.

         Jeffrey M. Ruben, age 40, is Executive Vice President, a position he has held since September 1998. Mr. Ruben was general counsel from April 1992 to April 2001. He is also Executive Vice President of some of our subsidiaries, positions he has held since April 1992. Mr. Ruben is responsible for the loan servicing and collections departments, the asset allocation unit and the legal department. Mr. Ruben served as Vice President from April 1992 to 1995 and Senior Vice President from 1995 to 1998. From June 1990 until he joined us in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         Albert W. Mandia, age 56, is Executive Vice President and Chief Financial Officer of American Business Financial Services, Inc., positions he has held since June 1998 and October 1998, respectively. Mr. Mandia is responsible for all financial, treasury, information systems, facilities and investor relations functions. Mr. Mandia also has responsibility for American Business Mortgage Services Broker Division. From 1974 to 1998, Mr. Mandia was associated with CoreStates Financial Corp. where he last held the position of Chief Financial Officer from February 1997 to April 1998.

         Milton Riseman, age 66, was formerly the Chairman of our Consumer Mortgage Group. Mr. Riseman held that position from the time he joined the Company in June 1999 until his resignation on July 2, 2003. Currently, Mr. Riseman serves as a consultant to us. As Chairman of the Consumer Mortgage Group, Mr. Riseman was responsible for the sales, marketing and day-to-day management of Upland Mortgage's retail operation and he held supervisory responsibility for the Bank Alliance Services program. From February 1994 until he joined the Company, Mr. Riseman served as President of Advanta Mortgage. Mr. Riseman joined Advanta in 1992 as Senior Vice President, Administration. From 1965 until 1992, Mr. Riseman served in various capacities at Citicorp, including serving as President of Citicorp Acceptance Corp. from 1986 to 1992.

Item 2. Properties

         Except for real estate acquired in foreclosure in the normal course of our business, we do not presently hold title to any real estate for operating purposes. The interests which we presently hold in real estate are in the form of mortgages against parcels of real estate owned by our borrowers or their affiliates and real estate acquired through foreclosure.

         We moved our corporate headquarters from Bala Cynwyd, Pennsylvania to Philadelphia, Pennsylvania on July 7, 2003. We lease office space for our corporate headquarters in Philadelphia, Pennsylvania. The current lease term expires in June 2014. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $4.2 million. We have entered into contracts, or may engage parties in the future, related to the relocation of our corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. The provisions of the lease and local and state grants will provide us with reimbursement of a substantial amount of our costs related to the relocation, subject to certain conditions and limitations. We do not believe our unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to our operations.

         The lease requires us to maintain a letter of credit in favor of the landlord to secure our obligations to the landlord throughout the term of the lease. The amount of the letter of credit is $8.0 million and declines over time to $4.0 million. The letter of credit is currently issued by JPMorgan Chase Bank under our $8.0 million facility with JPMorgan Chase Bank.

         We continue to lease some office space in Bala Cynwyd under a five-year lease expiring in November 2004 at an annual rental of approximately $0.7 million. We perform our loan servicing and collection activities at this office, but expect to relocate these activities to our Philadelphia office.

         In May 2003, we moved our regional processing center to a different location in Roseland, New Jersey. We lease the office space in Roseland, New Jersey and the nine-year lease expires in January 2012. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million. The expenses and cash outlay related to the relocation were not material to our operations.

Item 3. Legal Proceedings

         On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The case consisted of three purported class action counts and two individual counts. The plaintiff alleged that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. In November 2002 the Illinois Federal District Court dismissed the three class action counts and an agreement in principle was reached in August 2003 to settle the matter. The terms of the settlement have been finalized and did not have a material effect on our consolidated financial position or results of operations.

         Our lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities, including the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, described above. Due to our current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on our consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and because the ultimate resolution of these proceedings are influenced by factors outside of our control, our estimated liability under these proceedings may change or actual results may differ from our estimates.

         Additionally, court decisions in litigation to which we are not a party may also affect our lending activities and could subject us to litigation in the future. For example, in Glukowsky v. Equity One, Inc., (Docket No. A-3202 -
01T3), dated April 24, 2003, to which we are not a party, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey. We expect that, as a result of the publicity surrounding predatory lending practices and this recent New Jersey court decision regarding the Parity Act, we may be subject to other class action suits in the future.

         In addition, from time to time, we are involved as plaintiff or defendant in various other legal proceedings arising in the normal course of our business. While we cannot predict the ultimate outcome of these various legal proceedings, management believes that the resolution of these legal actions should not have a material effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

         Our common stock is currently traded on the NASDAQ National Market System under the symbol "ABFI." Our common stock began trading on the NASDAQ National Market System on February 14, 1997. The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                      Quarter Ended                       High             Low
---------------------------------------------------       ------          ------
September 30, 2001.................................       $15.76          $10.68
December 31, 2001..................................        21.98           14.65
March 31, 2002.....................................        17.49            8.16
June 30, 2002 .....................................        14.36            8.74
September 30, 2002.................................        15.86            6.36
December 31, 2002..................................        12.67            9.69
March 31, 2003.....................................        14.92           10.05
June 30, 2003......................................        12.70            6.35
September 30, 2003 (through September 23, 2003)....         7.97            4.76

         On September 23, 2003, the closing price of the common stock on the NASDAQ National Market System was $7.20.

         As of September 5, 2003, there were 216 record holders and approximately 1,681 beneficial holders of our common stock.

         During the first quarter of fiscal 2004, we suspended our practice of paying quarterly dividends. During the fiscal year ended June 30, 2003, we paid dividends of $0.32 per share on our common stock for an aggregate dividend payment of $0.9 million. During the fiscal year ended June 30, 2002, we paid dividends of $0.28 per share on our common stock for an aggregate dividend payment of $0.8 million.

         On August 21, 2002, the Board of Directors declared a 10% stock dividend which was paid September 13, 2002 to shareholders of record September 3, 2002. On October 1, 2001, the Board of Directors declared a 10% stock dividend which was paid November 5, 2001 to shareholders of record October 22, 2001. All cash dividends reported above have been adjusted to reflect all stock dividends.

         The payment of dividends in the future is at the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors.

         As a Delaware corporation, we may not declare and pay dividends on capital stock if the amount paid exceeds an amount equal to the excess of our net assets over paid-in-capital or, if there is no excess, our net profits for the current and/or immediately preceding fiscal year.

         The following table details information regarding our existing equity compensation plans as of June 30, 2003:

                                                    Number of                                Number of securities
                                               securities issued                             remaining available
                                                   or to be              under equity        for future issuance
                                                  issued upon          Weighted-average      compensation plans
                                                  exercise of           exercise price          (excluding
                                                  outstanding           of outstanding      securities reflected
                                                  options (a)              options             in column (a))
                                               -------------------     ----------------    ----------------------
Equity compensation plans approved by
   security holders
    Stock Option Plans......................        732,637(1)               $11.21              230,024 (2)
    Restricted Stock Plan...................           --                      --                126,225 (3)
Equity compensation plans not approved
   by security holders(4)...................          4,000(5)                 --                  --
                                               -------------------                         ----------------------

Total.......................................        736,637                                      356,249
                                               ===================                         ======================

------------------

(1) Includes options granted pursuant to the 1995 Stock Option Plan for Non-Employee Directors, the Amended and Restated 1993 Stock Option Plan, and the Amended and Restated 1999 Stock Option Plan. Does not include options granted pursuant to the 1997 Stock Option Plan for Non-Employee Directors because all options granted pursuant to this plan expired unexercised.

(2) Includes shares of common stock issuable pursuant to the Amended and Restated 1999 Stock Option Plan and does not include shares of common stock authorized pursuant to our other stock option plans because we intend that all future option grants will be under the Amended and Restated 1999 Stock Option Plan.

(3) Includes shares of common stock issuable pursuant to the 2002 Stock Incentive Plan.

(4) Does not include shares of our common stock held by the ABFS 401(k) Plan for the benefit of the participants. As of the latest statement dated June 30, 2003, the ABFS 401(k) Plan held approximately 53,115 shares of our common stock.

(5) Includes grants of 2,000 shares of common stock issued to each of Warren E. Palitz and Jeffrey S. Steinberg in consideration for their board service.

     On February 11, 2003, the Board of Directors issued 2,000 shares of common stock to each of Warren E. Palitz and Jeffrey S. Steinberg in consideration for their board service. On April 2, 2001, we issued 2,500 shares (3,025 shares after the effect of stock dividends) to our director, Richard Kaufman as a result of services rendered in connection with the stock buyback program. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

         You should consider our selected consolidated financial information set forth below together with the more detailed consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total managed portfolio and managed real estate owned, referred to as REO, to our balance sheet.

                                                                            Year Ended June 30,
                                                           ---------------------------------------------------
                                                             2003       2002     2001       2000        1999
                                                           --------   --------  --------   --------    -------
         Statement of Income Data:                                  (In thousands, except per share data)
         Revenues:
           Gain on sale of loans and leases:
             Securitizations............................   $170,950   $185,580  $128,978   $ 90,380    $64,490
             Whole loan sales...........................        655      2,448     2,742      1,717      2,272
           Interest and fees............................     19,395     18,890    19,840     17,683     14,281
           Interest accretion on interest-only strips        47,347     35,386    26,069     16,616      2,021
           Other........................................      3,059      5,597     5,707      4,250      3,360
                                                           --------   --------  --------   --------    -------
         Total revenues.................................    241,406    247,901   183,336    130,646     86,424
         Total expenses(a)..............................    290,426    234,351   170,151    120,284     64,573
                                                           --------   --------  --------   --------    -------
         Operating income (loss) before income taxes        (49,020)    13,550    13,185     10,362     21,851
         Income tax expense (benefit)...................    (19,118)     5,691     5,274      3,938      7,763
                                                           --------   --------  --------   --------    -------
         Income (loss) before cumulative effect of a change
           in accounting principle......................    (29,902)     7,859     7,911      6,424     14,088

         Cumulative effect of a change in accounting
           principle....................................         --         --       174         --         --
                                                           --------   --------  --------   --------    -------
         Net income (loss)..............................   $(29,902)  $  7,859  $  8,085   $  6,424    $14,088
                                                           ========   ========  ========   ========    =======

         Per Common Share Data:
         Income (loss) before cumulative effect of a change
           in accounting principle (b):
           Basic earnings (loss) per common share.......   $ (10.25)  $   2.68  $   2.08   $   1.55    $  3.16
           Diluted earnings (loss) per common share.....     (10.25)      2.49      2.04       1.51       3.07
         Net income (loss):
           Basic earnings (loss) per common share.......   $ (10.25)  $   2.68  $   2.13   $   1.55    $  3.16
           Diluted earnings (loss) per common share.....     (10.25)      2.49      2.08       1.51       3.07
         Cash dividends declared per common share.......       0.32       0.28      0.26       0.25       0.14

____________________________
(a) Includes securitization assets fair value adjustments of $45.2 million for the fiscal year ended June 30, 2003, $22.1 million in the year ended June 30, 2002 and $12.6 million in the year ended June 30, 2000.

(b) Amounts for all periods have been retroactively adjusted to reflect the effect of a 10% stock dividend declared August 21, 2002 as if the additional shares had been outstanding for each period presented. Amounts for the years ended June 30, 2001 and prior have been similarly adjusted to reflect the effect of a 10% stock dividend declared October 1, 2001.

                                                                              June 30,
                                                     -------------------------------------------------------
                                                        2003        2002        2001       2000       1999
                                                     ----------   --------    --------   --------   --------
                                                                           (In thousands)
      Balance Sheet Data:
       Cash and cash equivalents...............      $   47,475   $108,599    $ 91,092   $ 69,751   $ 22,395
       Loan and lease receivables, net
        Available for sale.....................         271,402     57,677      94,970     50,696     41,171
        Interest and fees......................          15,179     12,292      16,549     13,002      6,863
        Other..................................          23,761      9,028       2,428         --         --
       Interest-only strips....................         598,278    512,611     398,519    277,872    178,218
       Servicing rights........................         119,291    125,288     102,437     74,919     43,210
       Receivable for sold loans and leases....          26,734         --          --     46,333     58,691
       Total assets............................       1,159,351    876,375     766,487    594,282    396,301
       Subordinated debt.......................         719,540    655,720     537,950    390,676    211,652
       Total liabilities.......................       1,117,282    806,997     699,625    532,167    338,055
       Stockholders' equity....................          42,069     69,378      66,862     62,115     58,246

                                                                      Years Ended June 30,
                                               ---------------------------------------------------------------
                                                  2003         2002         2001         2000          1999
                                               ----------    ----------   ----------   ----------   ----------
                                                                   (Dollars in thousands)
      Other Data:
       Total managed loan and lease
        portfolio..........................    $3,651,074    $3,066,189   $2,589,395   $1,918,540   $1,176,918
      Originations (a):
         Business purpose loans............       122,790       133,352      120,537      106,187       64,818
         Home equity loans.................     1,543,730     1,246,505    1,096,440      949,014      634,820
      Average loan size of loans
       originated (a):
         Business purpose loans............            92            97           91           89           80
         Home equity loans.................            91            89           82           70           74
      Weighted average interest rate of
       loans originated(a):
         Business purpose loans............         15.76%        15.75%       15.99%       15.99%       15.91%
         Home equity loans.................          9.99         10.91        11.46        11.28        11.05
         Combined..........................         10.42         11.38        11.91        11.64        11.17
      Loans and leases sold:
         Securitizations...................    $1,423,764    $1,351,135   $1,102,066   $1,001,702   $  777,598
         Whole loan sales..................        28,013        57,679       76,333      102,670      105,751

____________________________

(a) Conventional first mortgages and leases originated in fiscal 2000 and prior have been excluded because we no longer originate these types of loans and leases.

                                                                                 Year Ended June 30,
                                                                 ------------------------------------------------
                                                                  2003       2002      2001       2000      1999
                                                                 ------      -----     -----      -----     -----
      Financial Ratios:
      Return on average assets.................................  (3.07)%      0.94%     1.22%      1.31%     4.56%
      Return on average equity.................................  (44.20)     11.75     12.22      10.29     28.10
      Total delinquencies as a percentage of total managed
         portfolio at end of period (a)........................    6.27       5.57      4.13       2.91      3.19
      Real estate owned as a percentage of total managed
         portfolio at end of period............................    0.77       1.11      1.10       0.68      0.85
      Loan and lease losses as a percentage of the average
         total managed portfolio during the period (b)             0.90       0.60      0.53       0.31      0.12
      Pre-tax income (loss) as a percentage of total revenues    (20.00)      5.47      7.19       7.93     25.28
      Ratio of earnings to fixed charges (c)...................    0.31x      1.19x     1.23x      1.26x     1.92x

____________________________
(a) Includes loans delinquent 31 days or more and excludes REO and previously delinquent loans subject to deferment and forbearance agreements if the borrower with this arrangement is current on principal and interest payments as required under the terms of the orginal note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement).

(b)  Percentage based on annualized losses and average managed portfolio.

(c) Earnings (loss) before income taxes and fixed charges were insufficient to cover fixed charges by $49.0 million for the year ended June 30, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial review and analysis of the financial condition and results of operations for the fiscal years ended June 30, 2003, 2002 and 2001 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

General

         We are a diversified financial services organization operating predominantly in the eastern and central portions of the United States. Through our principal direct and indirect subsidiaries, we originate, sell and service home equity and business purpose loans. We also process and purchase home equity loans through our Bank Alliance Services program.

         Our loans primarily consist of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Philadelphia, Pennsylvania and a regional processing center in Roseland, New Jersey. Our centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003 we also originated home equity loans through several retail branch offices. Effective June 30, 2003, we no longer originate loans through retail branch offices. Our loan servicing and collection activities are performed at our Bala Cynwyd, Pennsylvania office, but we expect to relocate these activities to our Philadelphia office. In addition, we offer subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations (including repurchases of delinquent assets from securitization trusts), investments in systems and technology and for general corporate purposes.

Recent Development

         Fiscal 2003 Loss of $29.9 Million. In fiscal 2003, we recorded a net loss of $29.9 million. The loss was primarily due to our inability to complete our typical quarterly securitization of loans during the fourth quarter of our fiscal year and to $45.2 million of pre-tax charges for net valuation adjustments on our securitization assets charged to the income statement, compared to $22.1 million of net valuation adjustments in fiscal 2002. Our business strategy requires the sale of substantially all of the loans we originate at least on a quarterly basis through a combination of securitizations and whole loan sales. From 1995 until the fourth quarter of fiscal 2003, we had elected to utilize securitization transactions extensively due to the favorable conditions we had experienced in the securitization markets and the higher gains recorded on securitizations through the application of gain-on-sale accounting versus the gain realized on whole loan sales.

         During fiscal 2003, we charged to the income statement total pre-tax valuation adjustments on our interest-only strips and servicing rights, which we refer to as securitization assets, of $63.1 million, which primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The pre-tax valuation adjustments charged to the income statement were partially offset by $17.9 million due to the impact of a decrease in the discount rates used to value our securitization assets, resulting in the $45.2 million of pre-tax charges for net valuation adjustments charged to the income statement. We reduced the discount rates on our interest-only strips and our servicing rights primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from our interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value our interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003.

         Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 was the result of our investment bankers' decision in late June not to underwrite the contemplated June 2003 securitization transaction. Management believes that a number of factors contributed to this decision, including a highly-publicized lawsuit finding liability of an underwriter in connection with the securitization of loans for another unaffiliated subprime lender, an inquiry by the U.S. Attorney's Office in Philadelphia regarding our forbearance practices, an anonymous letter regarding the Company received by our investment bankers, the SEC's recent enforcement action against another unaffiliated subprime lender related to its loan restructuring practices and related disclosure, a federal regulatory agency investigation of practices by another subprime servicer and our investment bankers' prior experience with securitization transactions with non-affiliated originators.

         Short-Term Liquidity and Remedial Steps Taken. Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our short term liquidity was negatively impacted by several recent events. Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 contributed to our loss for fiscal 2003 and adversely impacted our short-term liquidity position. In addition, further advances under a non-committed portion of one of our credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. Additionally, on August 20, 2003, this credit facility was amended and, among other changes, the non-committed portion was eliminated. We also had a

$300.0 million mortgage conduit facility with a financial institution that enabled us to sell our loans into an off-balance sheet facility, which expired pursuant to its terms on July 5, 2003. At June 30, 2003, of the $516.1 million in revolving credit and conduit facilities available to us, $453.4 million was drawn upon. At September 19, 2003, of the $117.0 million in revolving credit facilities available to us, $102.3 million was drawn upon. Our revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003 (and $14.7 million of unused capacity at September 19, 2003), which significantly reduced our ability to fund future loan originations until we sell existing loans, extend or expand existing credit facilities, or add new credit facilities. In addition, we have temporarily discontinued sales of new subordinated debt, which further impaired our liquidity.

         As a result of these liquidity issues, since June 30, 2003, we substantially reduced our loan origination volume. From July 1, 2003 through August 31, 2003, we originated $85.7 million of loans which represents a significant reduction as compared to originations of $245.8 million of loans for the same period in fiscal 2003. Our inability to originate loans at previous levels may adversely impact the relationships our subsidiaries have or are developing with their brokers and our ability to retain employees. As a result of the decrease in loan originations and liquidity issues described above, we anticipate incurring a loss for the first quarter of fiscal 2004. The amount of the loss will depend, in part, upon our ability to complete a securitization prior to September 30, 2003 and, if completed, the size and terms of the securitization. Further, we can provide no assurances that we will be able to sell our loans, extend existing facilities or expand or add new credit facilities. If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due. Even if we are able to obtain adequate financing, our inability to securitize our loans could hinder our ability to operate profitably in the future and repay our subordinated debt when due.

         We undertook specific remedial actions to address short-term liquidity concerns including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through September 17, 2003, we sold approximately $482.9 million (which includes $221.9 million of loans sold by the expired mortgage conduit facility) of loans through whole loan sales. We are continuing the process of selling our loans. We also suspended paying quarterly cash dividends on our common stock.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (which condition would be satisfied by the closing of the $225.0 million facility described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debt commencing with the quarter ending March 31, 2004, and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. Prior to the closing of the second facility, our borrowing capacity on this $200.0 million credit facility is limited to $80.0 million. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio at the end of each fiscal quarter of less than 12.0%, our subordinated debt not to exceed $705.0 million at any time, our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003.

         On September 22, 2003, we executed a commitment letter for a mortgage warehouse credit facility with a warehouse lender, which consists of a senior secured revolving credit facility of up to $225.0 million and a secured last out revolver facility up to $25.0 million to fund loan originations. The commitment letter is subject to certain conditions, including, among other things: (i) entering into definitive agreements, except as provided in the commitment letter; (ii) the absence of a material adverse change in the business, operations, property, condition (financial or otherwise) or prospects of us or our affiliates; and (iii) our receipt of another credit facility in an amount not less than $200.0 million, subject to terms and conditions acceptable to this lender (which condition is satisfied by the new $200.0 million facility described above). The commitment letter provides that these facilities will have a term of three years with an interest rate on amounts outstanding under the $225.0 million portion of the credit facility equal to the greater of one-month LIBOR plus a margin or the difference between the yield maintenance fee (as defined in the commitment letter) and the one month LIBOR plus a margin. Advances under this facility would be collateralized by substantially all of our present and future assets including pledged loans and a security interest in substantially all of our interest-only strips and residual interests which will be contributed to a special purpose entity organized by us to facilitate this transaction. We also agreed to pay fees of approximately $14.6 million annually plus a nonusage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility and the lender's out-of-pocket expenses.

         We anticipate that these facilities will be subject to representations and warranties, events of default and covenants which are customary for facilities of this type, as well as our agreement to: (i) maintain sales or renewals of our subordinated debt securities of $10.0 million per month;
(ii) restrict total principal and interest outstanding on our subordinated debt to $750.0 million or less; (iii) make quarterly reductions commencing in April 2004 of an amount of subordinated debt outstanding to be determined; (iv) maintain maximum interest rates payable on subordinated debt securities not to exceed 10 percentage points above comparable rates for FDIC insured products; and (v) the lender's receipt of our audited financial statements for the period ended June 30, 2003. The definitive agreements will grant the lender an option at any time after the first anniversary of entering into definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees payable by us plus additional interest as may be required by the institutions or investors providing the lender with these additional funds. The commitment letter requires that we enter into definitive agreements not later than October 17, 2003. While we anticipate that we will close this transaction prior to such date, we cannot assure you that these negotiations will result in definitive agreements or that such agreements, as negotiated, will be on terms and conditions acceptable to us. In the event we are unable to close these facilities or another facility within the time frame provided under the new $200.0 million credit facility described above, the lender on that facility would be under no obligation to make further advances under the terms of that facility and outstanding advances would have to be repaid over a period of time.

         During the first quarter of fiscal 2004, we explored a number of strategic alternatives to address these liquidity issues in the event we are unable to borrow under the new $200.0 million credit facility, close the $250.0 million credit facilities or obtain alternative financing. In the event we were unable to obtain the additional credit facilities necessary to operate our business, we developed a contingent business plan (described more fully under "Business Strategy Adjustments") which contemplates, among other things, the sale of $100 million principal amount of additional subordinated debt through March 2004 and the renewal of approximately 50% of outstanding subordinated debt upon maturity. We believe that this contingent business plan addresses our liquidity issues and may permit us to restructure our operations, if necessary, without the receipt of an expanded or additional credit facility. There can be no assurance that our contingent business plan will be successful or that it will enable us to repay our subordinated debt when due.

         To the extent that we are not successful in maintaining, replacing or obtaining alternative financing sources on acceptable terms, we may have to limit our loan originations, sell loans earlier than intended and further restructure our operations. Limiting our originations or earlier than intended sales of our loans could reduce our profitability or result in losses and restrict our ability to repay our subordinated debt upon maturity. While we currently believe that we would be able to restructure our operations, if necessary, we cannot assure you that such restructuring will enable us to attain profitable operations or repay the subordinated debt when due. See "Risk Factors -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt and negatively impact the value of our common stock." and "Risk Factors -- If we are unable to obtain additional financing, we may be not able to restructure our business to permit profitable operations or repay our subordinated debt when due, which would negatively impact the value of our common stock."

         Credit Facilities and Waivers Related to Financial Covenants. We borrow against various warehouse credit facilities as the primary funding source for our loan originations. The sale of our loans through a securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. In addition, we have the availability of revolving credit facilities, which we may use to fund our operations. Each credit agreement requires that we comply with specific financial covenants and has multiple individualized financial covenant thresholds and ratio limits that we must meet as a condition to drawing on that particular facility. Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and the lender may, at its option, take certain actions including: terminate commitments to make future advances to us, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender, or other third party, or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities could result in defaults pursuant to cross-default provisions of our other agreements, including our other loan agreements and lease agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers from the lenders related to any default would have a material adverse effect on our liquidity and capital resources, could result in us not having sufficient cash to repay our indebtedness, require us to restructure our operations and may force us to sell assets on less than optimal terms and conditions.

         As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain of the financial covenants under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, of which $100.0 million was non-committed) and we requested and obtained waivers of these requirements from our lenders. The lender under the $50.0 million warehouse credit facility has granted us a waiver for our non-compliance with a financial covenant in that credit facility through September 30, 2003. This facility was amended to reduce the available credit to $8.0 million and the financial covenants were replaced with new covenants with which we are currently in compliance.

         We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the termination date of this facility from November 2003 to September 30, 2003. Our ability to repay this facility upon termination is dependent on our ability to refinance the loans in one of our new facilities or our sale of loans currently warehoused in the terminating facility by September 30, 2003.

         In addition, if the anticipated loss for the first quarter of fiscal 2004 described above results in our non-compliance with any financial covenants, we intend to seek the appropriate waivers. There can be no assurances that we will obtain any of these waivers.

         Business Strategy Adjustments. Our business strategy requires the sale of substantially all of the loans we originate at least on a quarterly basis through a combination of securitizations and whole loan sales. Our determination as to whether to dispose of loans through securitizations or whole loan sales depends on a variety of factors including market conditions, profitability and cash flow considerations. From 1995 until the fourth quarter of fiscal 2003, we had elected to utilize securitization transactions extensively due to the favorable conditions we had experienced in the securitization markets. During fiscal 2003, 2002, and 2001, we securitized $1.42 billion, $1.35 billion, and $1.1 billion of loans, respectively. During the same periods, we sold $28.3 million, $57.7 million, and $76.3 million of loans, respectively, through whole loan sales. Under generally accepted accounting principles, we are permitted to record the gain on the sale of these securitized loans utilizing an accounting method referred to as "gain-on-sale" accounting. This accounting method permits us to record a non-cash gain based upon the estimated value of securitization assets generated in connection with the securitization of our loans even though only a small portion of the gain is received in cash during the period the gain is recorded. We are then required to reevaluate these assets quarterly and make adjustments based upon changes in the fair value of these assets.

         After we recognized our inability to securitize our assets in the fourth quarter of fiscal 2003, we adjusted our business strategy to emphasize more whole loan sales. We intend to continue to evaluate both public and privately placed securitization transactions, subject to market conditions. We generally realized higher gain on sale in our securitization transactions than on whole loan sales for cash. Although the gain on whole loan sales is generally significantly lower than gains realized in securitization transactions, we receive the gain in cash immediately and generally receive more cash immediately in a whole loan sale transaction than from securitizations of an equal principal amount of loans. As a result of the emphasis on whole loan sales in late June and July 2003, at July 31, 2003, our cash position was consistent with our projected cash position, which assumed the completion of a fourth quarter securitization.

         The use of whole loan sales will enable us to immediately generate cash flow, protect against volatility in the securitization markets and reduce risks inherent in retaining securitization assets. However, unlike securitizations, where we retain servicing rights, and receive interest-only strips, which generate future cash flows, whole loan sales are typically structured as a sale with servicing rights released and do not result in our receipt of interest-only strips. As a result, using whole loan sales more extensively in the future will reduce our income from servicing activities and limit the amount of securitization assets created.

         We believe that our adjustments to our business strategy focus on a more diversified strategy of selling our loans, while protecting revenues, controlling costs and improving liquidity. However, if we are unable to generate sufficient liquidity through the sales of our loans, the sale of our subordinated debt, the receipt of new credit facilities or a combination of the foregoing, we will be required to restrict loan originations and make additional changes to our business strategy, including restricting or restructuring our operations which could reduce our profitability or result in losses and impair our ability to repay the subordinated debt.

         We have historically experienced negative cash flow from operations. To the extent we are unable to successfully implement our adjusted business strategy, which requires access to capital to originate loans and our ability to profitably sell these loans, we would continue to experience negative cash flows from operations which would impair our ability to repay our subordinated debt. See "Risk Factors -- If we are unable to successfully implement our adjusted business strategy which focuses on whole loan sales, we may be unable to attain profitable operations which could impair our ability to repay our subordinated debt and negatively impact the value of our common stock."

         In the event we are unable to maintain the new $200.0 million credit facility described above, close the $250.0 million credit facilities described above within the required timeframes or obtain other credit facilities, we have developed a contingent business plan which management believes will enable us to repay the subordinated debt when due and continue operations, although with a materially reduced amount of loan originations as compared to historical levels. The major assumptions of our contingent business plan include, but are not limited to, the following: (i) the sale of $100.0 million of subordinated debt over a five month period ending in March 2004; (ii) the renewal of approximately 50% of our outstanding subordinated debt upon maturity; (iii) the securitization of approximately $40.0 million of business purpose loans which are less attractive to purchasers in the secondary loan market; (iv) the sale of substantially all of the home equity loans we originate in whole loan sales in the secondary market with servicing released; and (v) substantial cost reductions in our operations. If we utilize the contingent business plan, we currently anticipate incurring losses through the second quarter of fiscal 2004. Although management believes that the contingent business plan is feasible, there can be no assurance that we will be able to successfully implement it.

         Civil Subpoena from the U.S. Attorney's Office. We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. The subpoena requests that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003: (i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and (iii) agreements to sell or otherwise transfer mortgage loans (including, but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which mortgage loans were sold or transferred, any instance in which we were not to service or not to act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans. We have directed our attorneys to cooperate fully with this inquiry. Currently, this inquiry appears to be focused on our practices relating to obtaining forbearance agreements from delinquent borrowers who would otherwise be subject to foreclosure. Because the inquiry is at a preliminary stage, we cannot reach any conclusions about the ultimate scope of the inquiry or the potential liability or financial consequences to us at this time.

         To the extent management is unsuccessful in resolving this matter, the ongoing review by the U.S. Attorney's Office could limit our ability to engage in publicly underwritten securitization transactions or otherwise sell or service our loans. In addition, the U.S. Attorney's inquiry could reduce sales of subordinated debt upon which we rely to fund our operations and limit our ability to obtain additional credit facilities, which are necessary for the implementation of our business strategy. Furthermore, the U.S. Attorney could impose sanctions or otherwise restrict our ability to restructure loans, which could negatively impact our profitability and our ability to repay the subordinated debt.

         Delinquencies; Forbearance and Deferment Arrangements. During fiscal 2003, we experienced an increase in the total delinquencies in our total managed portfolio to $229.1 million at June 30, 2003 from $170.8 million and $107.0 million at June 30, 2002 and 2001, respectively. Total delinquencies (loans and leases, excluding real estate owned, with payments past due for more than 30 days) as a percentage of the total managed portfolio were 6.27% at June 30, 2003 compared to 5.57% and 4.13% at June 30, 2002 and 2001, respectively.

         As the managed portfolio continues to season and if our economy continues to lag or worsen, the delinquency rate may continue to increase, which could negatively impact our ability to sell or securitize loans and reduce our profitability and the funds available to repay our subordinated debt. Continuing low market interest rates could continue to encourage borrowers to refinance their loans and increase the levels of loan prepayments we experience which would negatively impact our delinquency rate.

         Delinquencies in our total managed portfolio do not include $197.7 million of previously delinquent loans at June 30, 2003, which are subject to deferment and forbearance arrangements. Generally, a loan remains current after we enter into a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of the delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, the account will generally be declared in default and collection actions resumed.

         During the final six months of fiscal 2003, we experienced a pronounced increase in the number of borrowers under deferment arrangements than in prior periods. At June 30, 2003, there was approximately $197.7 million of cumulative unpaid principal balance under deferment and forbearance arrangements as compared to approximately $138.7 million of cumulative unpaid principal balance at June 30, 2002. Total cumulative unpaid principal balances under deferment or forbearance arrangements as a percentage of the total managed portfolio were 5.41% at June 30, 2003 compared to 4.52% at June 30, 2002. Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At June 30, 2003 there was $28.7 million of cumulative unpaid principal balance under deferment arrangements and $51.5 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more.

Business Strategy

         The business strategy that we are emphasizing beginning in fiscal 2004 focuses on a shift from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified loan sale strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues,controlling costs and improving liquidity. Our business strategy includes the following:

            o Selling substantially all of the loans we originate on at least a quarterly basis through a combination of securitizations and whole loan sales. Whole loan sales may be completed on a more frequent basis.

            o Shifting from a predominantly publicly underwritten securitization strategy and gain-on-sale business model to a strategy focused on a combination of whole loan sales and smaller securitization transactions. Quarterly loan securitization levels will be reduced significantly from previous levels. Securitizations for the foreseeable future are expected to be executed as private placements to institutional investors or publicly underwritten securitizations, subject to market conditions. Historically, the market for whole loan sales has provided reliable liquidity for numerous originators as an alternative to securitization. Whole loan sales provide immediate cash premiums to us, while securitizations generate cash over time but generally result in higher gains at the time of sale. We intend to rely less on gain-on-sale accounting and loan servicing activities for our revenue and earnings and will rely more on cash premiums earned on whole loan sales. This strategy is expected to result in relatively lower earnings levels at current loan origination volumes, but will increase cash flow, accelerate the timeframe for becoming cash flow positive and improve our liquidity position. See "--Liquidity and Capital Resources" for more detail on cash flow.

            o Broadening our mortgage loan product line and increasing loan originations. We currently originate primarily fixed-rate loans. Under our business strategy, we plan to originate adjustable-rate and alt-A mortgage loans as well as a wide array of fixed-rate mortgage loans in order to appeal to a broader base of prospective customers and increase loan originations.

            o Offering competitive interest rates charged to borrowers on new products. By offering competitive interest rates charged on new products, we expect to originate loans with higher credit quality. In addition, by offering competitive interest rates we expect to appeal to a wider customer base and substantially reduce our marketing costs, make more efficient use of marketing leads and increase loan origination volume.

            o Reducing origination of the types of loans that are not well received in the whole loan sale and securitization markets. We intend to reduce the level of business purpose loans that we will originate, but we will continue to originate business purpose loans to meet demand in the whole loan sale and securitization markets.

            o Reducing the cost of loan originations. We have implemented plans to:

                -   Eliminate our high cost origination branches.

                - Reduce the cost to originate in Upland Mortgage by: a) broadening the product line and offering competitive interest rates in order to increase origination volume, b) reducing marketing costs, and c) developing broker relationships.

                - Reduce the cost to originate in American Business Mortgage Services by increasing volume through a broadening of the mortgage loan product line.

                - Reduce the cost to originate in the Bank Alliance Services program by broadening our product line and increasing the amount of fees we charge to participating financial institutions.

            o Reducing the amount of outstanding subordinated debt. The increase in cash flow expected under our business strategy is expected to accelerate a reduction in our reliance on issuing subordinated debt to meet our liquidity needs and allow us to begin to pay down existing subordinated debt.

            o Reducing operating costs. Since June 30, 2003, we reduced our workforce by 170 employees. With our shift in focus to whole loan sales, with servicing released, and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. These workforce reductions represent more than a 15% decrease in staffing levels.


         Our business strategy is expected to leverage our demonstrated strengths which include:

            o A strong credit culture which consistently originates quality performing loans. Our delinquency rates are among the lowest in the subprime industry.
            o Long-term broker relationships at American Business Mortgage Services.
            o   Upland Mortgage brand identity.
            o Relationships with participating financial institutions in the Bank Alliance Services program.
            o Institutional investors' interest in the bonds issued in our securitizations.

         Our business strategy is dependent on our ability to emphasize lending related activities that provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on favorable terms and to profitably securitize or sell our loans on a regular basis. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which could adversely affect our results of operations and financial condition. See "Risk Factors -- If we are unable to continue to successfully implement our adjusted business strategy, which focuses on whole loan sales, we may be unable to attain profitable operations, which could impair our ability to repay our subordinated debt and negatively impact the value of our common stock."


Legal and Regulatory Considerations

         Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants, failing to adequately disclose the material terms of loans to the borrowers and abusive servicing and collections practices. As a result of initiatives such as these, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines on us. These changes, if required, could impact our profitability. These laws and regulations may limit our ability to securitize loans originated in some states or localities due to rating agency, investor or market restrictions. As a result, we have limited the types of loans we offer in some states and may discontinue originating loans in other states or localities.

         We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. See "-- Recent Developments" and "Risk Factors -- The inquiry regarding our forbearance practices by the U.S. Attorney could result in concerns regarding our loan servicing and limit our ability to sell or service our loans, sell subordinated debt, or obtain additional credit facilities, which would hinder our ability to operate profitably and repay our subordinated debt, which would negatively impact the value of our common stock."

         Additionally, the United States Congress is currently considering a number of proposed bills or proposed amendments to existing laws, such as the "Ney - Lucas Responsible Lending Act of 2003" introduced on February 11, 2003 into the U.S. House of Representatives, which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are permitted to charge, including prepayment fees, restricting the terms we are permitted to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. While we cannot predict whether or in what form Congress may enact legislation, we are currently evaluating the potential impact of these legislative initiatives, if adopted, on our lending practices and results of operations.

         In addition to new regulatory initiatives with respect to so-called "predatory lending" practices, current laws or regulations in some states restrict our ability to charge prepayment penalties and late fees. We have used the Federal Alternative Mortgage Transactions Parity Act of 1982, which we refer to as the Parity Act, to preempt these state laws for loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we are required to modify or eliminate the practice of charging prepayment and other fees in some of the states where we originate loans. We are continuing to evaluate the impact of the adoption of the new rule by the Office of Thrift Supervision on our future lending activities and results of operations. We currently expect that the percentage of home equity loans containing prepayment fees that we will originate in the future will decrease to approximately 65% to 70%, from 80% to 85% prior to this rule becoming effective. Additionally, in a recent decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. Although this New Jersey decision is subject to appeal and may not be final, we are currently evaluating its impact on our future lending activities in the State of New Jersey and results of operations.

         We are also subject, from time to time, to private litigation, including actual and purported class action suits. We expect that, as a result of the publicity surrounding predatory lending practices and the recent New Jersey court decision regarding the Parity Act, we may be subject to other class action suits in the future. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, as well as private litigation, which may hinder our ability to operate profitably and repay our subordinated debt, which would negatively impact the value of our common stock."

         Although we are licensed or otherwise qualified to originate loans in 44 states, our loan originations are concentrated in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy or recession in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in this region could result in reduced profitability. See "Risk Factors -- An economic downturn or recession in the eastern half of the United States could hinder our ability to operate profitably, which would reduce the funds available to repay the subordinated debt and negatively impact the value of our common stock."

Application of Critical Accounting Policies

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP. The accounting policies discussed below are considered by management to be critical to understanding our financial condition and results of operations. The application of these accounting policies requires significant judgment and assumptions by management, which are based upon historical experience and future expectations. The nature of our business and our accounting methods make our financial condition, changes in financial condition and results of operations highly dependent on management's estimates. The line items on our income statement and balance sheet impacted by management's estimates are described below.

         Revenue Recognition. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the fiscal year ended June 30, 2003 were 70.8% of total revenues. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 80% in fiscal 2003 and 2002 of the securitization gains were based on estimates of the fair value of retained interests. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         Interest-Only Strips. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 51.6% of our total assets at June 30, 2003 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. We re-evaluate expected future cash flows from our interest-only strips on a quarterly basis. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment. In accordance with the provisions of Emerging Issues Task Force guidance on issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", referred to as EITF 99-20 in this document, changes in the fair value of interest-only strips that are deemed to be temporary changes are recorded through other comprehensive income, a component of stockholders' equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement which would adversely affect our income in the period of adjustment.

         During fiscal 2003, we recorded total pre-tax valuation adjustments on our interest only-strips of $58.0 million, of which, in accordance with EITF 99-20, $39.9 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003, which has impacted the entire mortgage industry. The valuation adjustment on interest-only strips for fiscal 2003 was reduced by a $20.9 million favorable valuation impact as a result of reducing the discount rates applied in valuing the interest-only strips at June 30, 2003. The amount of the valuation adjustment charged to the income statement was reduced by a $10.8 million favorable valuation impact as a result of reducing the discount rates and the charge to other comprehensive income was reduced by $10.1 million for the favorable impact of reducing discount rates. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from our interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value our interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003. See
"-- Securitizations -- Discount rates" for more detail. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions. See "Risk Factors -- Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could limit our ability to operate profitably and impair our ability to repay our subordinated debt, which would negatively impact the value of our common stock."

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

         Servicing Rights. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers, net of adequate compensation that would be required by a substitute servicer, represented 10.3% of our total assets at June 30, 2003. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment.

         During fiscal 2003, we recorded total pre-tax valuation adjustments on our servicing rights of $5.3 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The valuation adjustment on servicing rights for fiscal 2003 was reduced by a $7.1 million favorable valuation impact as a result of reducing the discount rate applied in valuing the servicing rights at June 30, 2003. The discount rate was reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003. See "-- Securitizations -- Servicing rights" for more detail. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of, estimated future servicing income on that particular pool of loans. A review for impairment is performed on a quarterly basis by stratifying the serviced loans by loan type, which is considered to be the predominant risk characteristic. If our analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be required. During fiscal 2003, our valuation analysis indicated that valuation adjustments of $5.3 million were required for impairment of servicing rights due to higher than expected prepayment experience. The write downs were recorded in the income statement. Impairment is measured as the excess of carrying value over fair value.

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

         Development of Critical Accounting Estimates. On a quarterly basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of June 30, 2003 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with the Audit Committee.

         Impact of Changes in Critical Accounting Estimates. For a description of the impact of changes in critical accounting estimates in the fiscal year ended June 30, 2003, see "-- Off-Balance Sheet Arrangements -- Securitizations."

         Initial Adoption of Accounting Policies. In conjunction with the relocation of our corporate headquarters to new leased office space, we have entered into a lease agreement and are in the process of finalizing certain governmental grant agreements that will provide us with reimbursement for certain expenditures related to our office relocation. The reimbursable expenditures include both capitalizable items for leasehold improvements, furniture and equipment and expense items such as legal costs, moving costs and employee communication programs. Amounts reimbursed to us in accordance with our lease agreement will be initially recorded as a liability on our balance sheet and will be amortized in the income statement on a straight-line basis over the term of the lease as a reduction of rent expense. Amounts received from government grants will be initially recorded as a liability. Grant funds received to offset expenditures for capitalizable items will be reclassified as a reduction of the related fixed asset and amortized to income over the depreciation period of the related asset as an offset to depreciation expense. Amounts received to offset expense items will be recognized in the income statement as an offset to the expense item.

         In fiscal 2002 we entered into a derivative financial instrument contract, which we have not designated as an accounting hedge and therefore is accounted for as a trading asset or liability. This contract was designed to reduce our exposure to changes in the fair value of certain interest-only strips due to changes in the one-month London Inter-Bank Offered Rate, referred to in this document as LIBOR. The structure of certain securitization trusts includes a floating interest rate tranche based on one-month LIBOR plus an interest rate spread. Floating interest rate tranches in a securitization expose us to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders. In order to manage this exposure we have entered into an interest rate swap agreement. The swap agreement requires a net cash settlement on a monthly basis of the difference between the fixed interest rate on the swap and the LIBOR paid on the certificates. The fair value of this swap agreement is based on estimated market values for the sale of the contract provided by a third party. As of June 30, 2003, the unrealized loss in the fair value of this derivative financial instrument was $0.3 million and an additional $1.0 million in net cash settlements were paid on the contract during fiscal 2003. Our interest-only strips are held as available for sale securities and therefore changes in the fair value of the interest-only strips are recorded as a component of equity unless the fair value of the interest-only strip falls below its cost basis, which would require a write down through current period income. See "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments" for further details of this interest rate swap agreement.

Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years.

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

         Our securitizations involve a two-step transfer that qualifies for sale accounting under SFAS No. 140. First, we sell the loans to a special purpose entity, which has been established for the limited purpose of buying and reselling the loans and establishing a true sale under legal standards. Next, the special purpose entity sells the loans to a qualified special purpose entity, which we refer to as the trust. The trust is a distinct legal entity, independent from us. By transferring title of the loans to the trust, we isolate those assets from our assets. Finally, the trust issues certificates to investors to raise the cash purchase price for the loans we have sold. Cash from the sale of certificates to third party investors is returned to us in exchange for our loan receivables and we use this cash, in part, to repay any borrowings under warehouse and credit facilities. The off-balance sheet trusts' activities are restricted to holding title to the loan collateral, issuing certificates to investors and distributing loan payments to the investors and us in accordance with the relevant agreement.

         In each securitization, we also retain the right to service the loans. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and for breach of covenants or warranty obligations. We are not required to make any additional investments in the trusts. Under current accounting rules, the trusts do not qualify for consolidation in our financial statements. The trusts carry the loan collateral as assets and the certificates issued to investors as liabilities. Residual cash from the loans after required principal and interest payments are made to the investors and after payment of certain fees and expenses provides us with cash flows from our interest-only strips. We expect that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt and our operating cash needs.

         We retain the rights to service the loans we sell through securitizations. As the servicer of securitized loans, we are obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in a trust's collection account. If the funds available from the collection account are insufficient to make the required interest advances, then we are required to make the advance from our operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on our balance sheet. However, any advances we make on a mortgage loan from our operating cash can be recovered from the subsequent mortgage loan payments to the applicable trust prior to any distributions to the certificate holders.

         At June 30, 2003 and June 30, 2002, the mortgage securitization trusts held loans with an aggregate principal balance due of $3.4 billion and $2.9 billion as assets and owed $3.2 billion and $2.8 billion to third party investors, respectively. Revenues from the sale of loans to securitization trusts were $171.0 million, or 70.8% of total revenues for the fiscal year ended June 30, 2003 and $185.6 million, or 74.9% of total revenues for the fiscal year ended June 30, 2002. These amounts are net of $5.1 million in fiscal 2003 and $5.7 million in fiscal 2002 of expenses for underwriting fees, legal fees and other expenses associated with securitization transactions during the periods. We have interest-only strips and servicing rights with fair values of $598.3 million and $119.3 million, respectively at June 30, 2003, which represent 61.9% of our total assets. Cash flows received from interest-only strips and servicing rights were $132.1 million for the fiscal year ended June 30, 2003 and $88.7 million for the fiscal year ended June 30, 2002. These amounts are included in our operating cash flows.

         We also used special purpose entities in our sales of loans to a $300.0 million off-balance sheet mortgage conduit facility. Sales into the off-balance sheet facility involved a two-step transfer that qualified for sale accounting under SFAS No. 140, similar to the process described above. This facility had a revolving feature and could be directed by the third party sponsor to dispose of the loans. Typically, the loans were disposed of by securitizing the loans in a term securitization. The third party note purchaser also has the right to have the loans sold in whole loan sale transactions. Under this off-balance sheet facility arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility were treated as sales for financial reporting purposes. When loans were sold to this facility, we assessed the likelihood that the sponsor would transfer the loans into a term securitization. As the sponsor had typically transferred the loans to a term securitization prior to the fourth quarter of fiscal 2003, the amount of gain on sale we had recognized for loans sold to this facility was estimated based on the terms we would obtain in a term securitization rather than the terms of this facility. For the fourth quarter of fiscal 2003, the likelihood that the facility sponsor would ultimately transfer the underlying loans to a term securitization was significantly reduced and the amount of gain recognized for loans sold to this facility was based on terms expected in a whole loan sale transaction. Our ability to sell loans into this facility expired pursuant to its terms on July 5, 2003. At June 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balances due of $275.6 million as assets and owed $267.5 million to third parties. Through September 17, 2003, $221.9 million of the loans in the facility at June 30, 2003 were sold in whole loan sales as directed by the facility sponsor.

Securitizations

         In our mortgage loan securitizations, pools of mortgage loans are sold to a trust. The trust then issues certificates or notes, which we refer to as certificates in this document, to third-party investors, representing the right to receive a pass-through interest rate and principal collected on the mortgage loans each month. These certificates, which are senior in right to our interest-only strips in the trusts, are sold in public or private offerings. The difference between the weighted-average interest rate that is charged to borrowers on the fixed interest rate pools of mortgage loans and the weighted-average pass-through interest rate paid to investors is referred to as the interest rate spread. The interest rate spread after payment of certain fees and expenses and subject to certain conditions is distributed from the trust to us and is the basis of the value of our interest-only strips. In addition, when we securitize our loans we retain the right to service the loans for a fee, which is the basis for our servicing rights. Servicing includes processing of mortgage payments, processing of disbursements for tax and insurance payments, maintenance of mortgage loan records, performance of collection efforts, including disposition of delinquent loans, foreclosure activities and disposition of real estate owned, referred to as REO, and performance of investor accounting and reporting processes.

         Declines in securitization pass-through interest rates resulted in interest rate spreads improving by approximately 235 basis points from the fourth quarter of fiscal 2000 securitization, to our most recent securitization in the third quarter of fiscal 2003. Increased interest rate spreads resulted in increases in the residual cash flow we expect to receive on securitized loans, the amount we received at the closing of a securitization from the sale of notional bonds or premiums on investor certificates and corresponding increases in the gains we recognized on the sale of loans in a securitization. No assurances can be made that market interest rates will remain at current levels or that we can complete securitizations in the future. However, in a rising interest rate environment and under our business strategy we would expect our ability to originate loans at interest rates that will maintain our most recent level of securitization gain profitability to become more difficult than during a stable or falling interest rate environment. We would seek to address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Strategies for Use of Derivative Financial Instruments" for a discussion of our hedging strategies.

         A rising interest rate environment could unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by limiting our ability to sell loans at favorable premiums in whole loan sales, widening investor interest rate spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing interest rate spreads on our securitized loans, which would reduce our cash flows. See "-- Liquidity and Capital Resources" for a discussion of both long and short-term liquidity. These effects may be offset to some degree by the positive effect of a decline in prepayment activity that we would expect in a rising interest rate environment. See "-- Liquidity and Capital Resources" for a discussion of both long and short-term liquidity.

         Conversely, a declining interest rate environment could unfavorably impact the valuation of our interest-only strips. In a declining interest rate environment the level of mortgage refinancing activity tends to increase, which could result in an increase in loan prepayment experience and may require increases in assumptions for prepayments for future periods.

         After a two-year period during which management's estimates required no valuation adjustments to our interest-only strips and servicing rights, declining interest rates and high prepayment rates over the last seven quarters have required revisions to management's estimates of the value of these retained interests. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, we increased the prepayment rate assumptions used to value our securitization assets, thereby decreasing the fair value of these assets. However, because our prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuous declines in interest rates during this period to 40-year lows, our prepayment experience exceeded even our revised assumptions. As a result, over the last seven quarters we have recorded cumulative pre-tax write downs to our interest-only strips in the aggregate amount of $102.0 million and pre-tax adjustments to the value of servicing rights of $5.3 million, for total adjustments of $107.3 million, mainly due to our higher than expected prepayment experience. Of this amount, $67.2 million was expensed through the income statement and $40.1 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

         During fiscal 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $63.3 million, of which $45.2 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The breakout of the total adjustments in fiscal 2003 between interest-only strips and servicing rights was a follows:

            o We recorded total pre-tax valuation adjustments on our interest only-strips of $58.0 million, of which, in accordance with EITF 99-20, $39.9 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003, which has impacted the entire mortgage industry. The valuation adjustment on interest-only strips for fiscal 2003 was reduced by a $20.9 million favorable valuation impact as a result of reducing the discount rates applied in valuing the interest-only strips at June 30, 2003. The amount of the valuation adjustment charged to the income statement was reduced by a $10.8 million favorable valuation impact as a result of reducing the discount rates and the charge to other comprehensive income was reduced by $10.1 million for the favorable impact of reducing discount rates. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from our interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value our interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003.

            o We recorded total pre-tax valuation adjustments on our servicing rights of $5.3 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The valuation adjustment on servicing rights for fiscal 2003 was reduced by a $7.1 million favorable valuation impact as a result of reducing the discount rate applied in valuing the servicing rights at June 30, 2003. The discount rate was reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003.

         The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. We had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of our quarterly revaluation of our interest-only strips and servicing rights, and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of June 13, 2003 that mortgage refinancings as a percentage share of total mortgage originations will decline from 71% in the first quarter of calendar 2003 to 50% in the first quarter of calendar 2004 and to 34% in the second quarter of calendar 2004. The Mortgage Bankers Association of America has also projected in its June 2003 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase over the next three quarters. As a result of our analysis of these factors, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

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

Fiscal Year 2003:

                                                                Income                Other
                                               Total           Statement          Comprehensive
              Quarter Ended                 Write down          Impact            Income Impact
-----------------------------------------   ----------         ---------          -------------
September 30, 2002.......................   $ 16,739           $ 12,078              $  4,661
December 31, 2002........................     16,346             10,568                 5,778
March 31, 2003...........................     16,877             10,657                 6,220
June 30, 2003............................     13,293             11,879                 1,414
                                            --------           --------              --------
Total Fiscal 2003........................   $ 63,255           $ 45,182              $ 18,073
                                            ========           ========              ========

         Fiscal Year 2002:

                                                                Income                Other
                                               Total           Statement          Comprehensive
              Quarter Ended                 Write down          Impact            Income Impact
-----------------------------------------   ----------         ---------          -------------
December 31, 2001........................   $ 11,322           $  4,462              $  6,860
March 31, 2002...........................     15,513              8,691                 6,822
June 30, 2002............................     17,244              8,900                 8,344
                                            --------           --------              --------
Total Fiscal 2002........................   $ 44,079           $ 22,053              $ 22,026
                                            ========           ========              ========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

         The following table summarizes the volume of loan securitizations and whole loan sales for the fiscal years ended June 30, 2003, 2002 and 2001 (dollars in thousands):




                                                Year Ended June 30,
                                        ------------------------------------
Securitizations:                            2003         2002         2001
                                        ----------   ----------     --------
Business loans......................... $  112,025   $  129,074   $  109,892
Home equity loans......................  1,311,739    1,222,061      992,174
                                        ----------   ----------   ----------
Total.................................. $1,423,764   $1,351,135   $1,102,066
                                        ==========   ==========   ==========
Gain on sale of loans through
  securitization....................... $  170,950   $  185,580   $  128,978

Securitization gains as a percentage
  of total revenue.....................       70.8%        74.9%        70.4%

Whole loan sales....................... $   28,013   $   57,679   $   76,333
Gains on whole loan sales.............. $      655   $    2,448   $    2,742


         As demonstrated in the fourth quarter of fiscal 2003, our quarterly revenues and net income may fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The business strategy of selling loans through securitizations and whole loan sales requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed or whole loan sale is settled, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations or whole loan sales do not close when expected, we could experience a material adverse effect on our results of operations for a quarter. See "-- Liquidity and Capital Resources" for a discussion of the impact of securitizations and whole loan sales on our cash flow.

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

         Interest-Only Strips. As the holder of the interest-only strips, we are entitled to receive excess (or residual) cash flows and cash flows from overcollateralization. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to trust investors, servicing fees, trustee fees and, if applicable, surety fees. In most of our securitizations, surety fees are paid to an unrelated insurance entity to provide credit enhancement for the trust investors.

         Generally, all residual cash flows are initially retained by the trust to establish required overcollateralization levels in the trust.
Overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over the aggregate principal balance of investor interests. Overcollateralization requirements are established to provide credit enhancement for the trust investors.

         The overcollateralization requirements for a mortgage loan securitization are different for each securitization and include:

         (1) The initial requirement, if any, which is a percentage of the original unpaid principal balance of loans securitized and is paid in cash at the time of sale;

         (2) The final target, which is a percentage of the original unpaid principal balance of loans securitized and is funded from the monthly excess cash flow. Specific securitizations contain provisions requiring an increase above the final target overcollateralization levels during periods in which delinquencies exceed specified limits. The overcollateralization levels return to the target levels when delinquencies fall below the specified limits; and

         (3) The stepdown requirement, which is a percentage of the remaining unpaid principal balance of securitized loans. During the stepdown period, the overcollateralization amount is gradually reduced through cash payments to us until the overcollateralization balance declines to a specific floor. The stepdown period generally begins at the later of 30 to 36 months after the initial securitization of the loans or when the remaining balance of securitized loans is less than 50% of the original balance of securitized loans.

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At June 30, 2003, investments in interest-only strips totaled $598.3 million, including the fair value of overcollateralization related cash flows of $279.2 million.

         Trigger Management. Repurchasing delinquent loans from securitization trusts benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from our interest-only strips until the delinquency or loss triggers are no longer exceeded. We have the right, but are not obligated, to repurchase a limited amount of delinquent loans from securitization trusts. In addition, we elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses on these repurchased loans is included in our provision for credit losses in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 140, which was adopted on a prospective basis in the fourth quarter of fiscal 2001, or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited by contract.

         At June 30, 2003, none of our 25 mortgage securitization trusts were under a triggering event, an improvement from three trusts at March 31, 2003. For the fiscal year ended June 30, 2003, we repurchased delinquent loans with an aggregate unpaid principal balance of $55.0 million from securitization trusts primarily for trigger management. If delinquencies increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debt to fund these repurchases. See "Risk Factors -- Delinquencies and prepayments in the pools of securitized loans could adversely affect the cash flow we receive from our interest-only strips, impair our ability to sell or securitize loans in the future and impair our ability to repay the subordinated debt and negatively impact the value of our common stock." Additionally, our repurchase activity increases prepayments which may result in unfavorable prepayment experience. See "-- Securitizations" for more detail of the effect prepayments have on our financial statements. Also see "Managed Portfolio Quality -- Delinquent Loans and Leases" for further discussion of the impact of delinquencies.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts for fiscal years 2003, 2002 and 2001. We received $37.6 million, $19.2 million and $10.9 million of proceeds from the liquidation of repurchased loans and REO for fiscal years 2003, 2002 and 2001, respectively. We had repurchased loans and REO remaining on our balance sheet in the amounts of $9.6 million, $9.4 million and $4.8 million at June 30, 2003, 2002 and 2001, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Because the contractual outstanding balance is typically greater than the fair value, we generally incur a loss on these repurchases. Mortgage loan securitization trusts are listed only if repurchases have occurred.

  Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                       2001-3   2001-1   2000-4   2000-3   2000-2    2000-1   1999-4   1999-3   1999-2    1999-1
                                       ------   ------   ------   ------   ------    ------   ------    -----   ------    ------
Year ended June 30, 2003:
  Business loans ...................  $   349  $   543  $   223  $   144  $ 2,065   $ 1,573  $ 2,719  $ 2,138  $ 1,977   $ 1,199
  Home equity loans ................      853    4,522      520      839    4,322     4,783    5,175    3,697    3,140     4,432
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------   -------
    Total ..........................  $ 1,202  $ 5,065  $   743  $   983  $ 6,387   $ 6,356  $ 7,894  $ 5,835  $ 5,117   $ 5,631
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======   =======
% of Original Balance of Loans
  Securitized ......................    0.40%    1.84%    0.27%    0.66%    2.11%     2.68%    3.56%    2.63%    2.33%     3.04%
  Number of loans repurchased ......       11       51        9       11       59        65       97       83       59        60

Year ended June 30, 2002:
  Business loans ...................  $    --  $    --  $    --  $    --  $    --   $    --  $   194  $ 1,006  $   341   $   438
  Home equity loans ................       --       --       --       --       --        84      944    3,249    2,688     2,419
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------   -------
    Total ..........................  $    --       --  $    --  $    --  $    --   $    84  $ 1,138  $ 4,255  $ 3,029   $ 2,857
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======   =======
% of Original Balance of Loans
  Securitized ......................       --       --       --       --       --     0.04%    0.51%    1.92%    1.38%     1.54%
  Number of loans repurchased ......       --       --       --       --       --         2       18       47       31        33

Year ended June 30, 2001:
  Business loans ...................  $    --  $    --  $    --  $    --  $    --   $    --  $    --  $    --  $    --   $    --
  Home equity loans ................       --       --       --       88      330        --       --       --       --        --
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------   -------
    Total ..........................  $    --  $    --  $    --  $    88  $   330   $    --  $    --  $    --  $    --   $    --
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======   =======
% of Original Balance of Loans
  Securitized ......................       --       --       --    0.06%    0.11%        --       --       --       --        --
  Number of loans repurchased ......       --       --       --        1        2        --       --       --       --        --




(Continued)                            1998-4   1998-3   1998-2   1998-1   1997-2    1997-1   1996-2   1996-1   Total
                                       ------   ------   ------   ------   ------    ------   ------   ------   -----
Year ended June 30, 2003:
  Business loans ...................  $    72  $ 1,455  $   205  $   395  $    30   $   714  $   313  $   138  $16,252
  Home equity loans ................      549    3,211    1,386      610      224       157      355       --   38,775
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------
    Total ..........................  $   621  $ 4,666  $ 1,591  $ 1,005  $   254   $   871  $   668  $   138  $55,027
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======
% of Original Balance of Loans
  Securitized ......................    0.78%    2.33%    1.33%    0.96%    0.34%     0.87%    3.04%    0.35%
  Number of loans repurchased ......        7       60       23       13        4        12       12        1      637

Year ended June 30, 2002:
  Business loans ...................  $   632  $   260  $   516  $ 1,266  $ 1,729   $   183  $    --  $   104  $ 6,669
  Home equity loans ................    4,649    5,575    1,548    1,770      223       239       60      123   23,571
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------
    Total ..........................  $ 5,281  $ 5,835  $ 2,064  $ 3,036  $ 1,952   $   422  $    60  $   227  $30,240
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======
% of Original Balance of Loans
  Securitized ......................    6.60%    2.92%    1.72%    2.89%    1.95%     0.56%    0.15%    1.03%
  Number of loans repurchased ......       58       61       24       37       18         8        1        3      341

Year ended June 30, 2001:
  Business loans ...................  $   173  $   803  $   215  $   428  $ 2,252   $    --  $   380  $   250  $ 4,501
  Home equity loans ................    1,310    3,886    1,284    1,686    1,764        --       92      109   10,549
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------
    Total ..........................  $ 1,483  $ 4,689  $ 1,499  $ 2,114  $ 4,016   $    --  $   472  $   359  $15,050
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======
% of Original Balance of Loans
  Securitized ......................    1.85%    2.34%    1.25%    2.01%    4.02%        --    1.18%    1.63%
  Number of loans repurchased ......       10       48       13       31       37        --        8        4      154

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 requires that we record an obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans, whether or not we actually repurchase them. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due. In accordance with the provisions of SFAS No. 140, we have recorded on our June 30, 2003 balance sheet a liability of $27.9 million for the repurchase of loans subject to these removal of accounts provisions. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         Mortgage Loan Securitization Trust Information. The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                      Current Balances as of June 30, 2003
                              (dollars in millions)

                                       2003-1   2002-4   2002-3   2002-2   2002-1    2001-4   2001-3   2001-2   2001-1    2000-4
                                       ------   ------   ------   ------   ------    ------   ------   ------   ------    ------
Original balance of loans
  securitized:
  Business loans ...................  $    33  $    30  $    34  $    34  $    32   $    29  $    31  $    35  $    29   $    27
  Home equity loans ................      417      350      336      346      288       287      269      320      246       248
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------   -------
  Total ............................  $   450  $   380  $   370  $   380  $   320   $   316  $   300  $   355  $   275   $   275
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======   =======
Current balance of loans
  securitized:
  Business loans ...................  $    32  $    28  $    30  $    30  $    26   $    23  $    22  $    26  $    19   $    15
  Home equity loans ................      410      324      283      259      190       163      139      146      103        93
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------   -------
  Total ............................  $   442  $   352  $   313  $   289  $   216   $   186  $   161  $   172  $   122   $   108
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======   =======
Weighted-average interest rate on
  loans securitized:
  Business loans ...................   15.89%   16.00%   15.94%   16.01%   15.76%    15.80%   15.95%   15.95%   16.05%    16.11%
  Home equity loans ................    9.77%   10.53%   10.85%   10.91%   10.84%    10.70%   11.10%   11.22%   11.43%    11.61%
  Total ............................   10.21%   10.96%   11.34%   11.44%   11.43%    11.32%   11.76%   11.94%   12.16%    12.26%

Percentage of first mortgage loans .      86%      86%      87%      86%      90%       90%      89%      90%      89%       85%
  Weighted-average loan-to-value ...      77%      76%      77%      77%      76%       77%      76%      76%      75%       76%
Weighted-average remaining term
  (months) on loans securitized ....      267      260      253      240      234       232      223      220      216       206

Original balance of Trust
  Certificates .....................  $   450  $   376  $   370  $   380  $   320   $   322  $   306  $   355  $   275   $   275
Current balance of Trust
  Certificates .....................  $   437  $   339  $   302  $   276  $   201   $   172  $   149  $   157  $   111   $    95
Weighted-average pass-through
  interest rate to Trust
  Certificate holders(a) ...........    5.03%    5.87%    6.87%    7.48%    6.84%     5.35%    5.73%    8.11%    7.73%     7.05%
Highest Trust Certificate
  pass-through interest rate .......    3.78%    8.61%    6.86%    7.39%    6.51%     5.35%    6.14%    6.99%    6.28%     7.05%


Overcollateralization requirements:
Required percentages:
  Initial ..........................       --    1.00%       --       --       --        --       --       --       --        --
  Final target .....................    5.50%    5.75%    3.50%    3.50%    4.50%     4.25%    4.00%    4.40%    4.10%     4.50%
  Stepdown overcollateralization ...   11.00%   11.50%    7.00%    7.00%    9.00%     8.50%    8.00%    8.80%    8.20%     9.00%
Required dollar amounts:
  Initial ..........................       --  $     4       --       --       --        --       --       --       --        --
  Final target .....................  $    25  $    22  $    13  $    13  $    14   $    13  $    12  $    16  $    11   $    12
Current status:
  Overcollateralization amount .....  $     5  $    13  $    11  $   13   $    15   $    14  $    12  $    15  $    11   $    13
  Final target reached or
    anticipated date to reach ......  10/2004   3/2004   9/2003   7/2003   7/2003    7/2003      Yes      Yes      Yes       Yes

  Stepdown reached or anticipated
    date to reach ..................   9/2006   3/2006  10/2006   7/2005  10/2004    7/2004   4/2004   1/2004  10/2003    1/2004

Annual surety wrap fee .............    0.20%      (b)      (b)      (b)    0.21%     0.20%    0.20%    0.20%    0.20%     0.21%

Servicing rights:
  Original balance .................  $    16  $    14  $    13  $    15  $    13   $    13  $    12  $    15  $    11   $    14
  Current balance ..................  $    16  $    13  $    11  $    11  $     9   $     7  $     7  $     7  $     5   $     5

-------------
(a) Rates for securitizations 2001-1 and forward include rates on notional bonds, or the impact of premiums to loan collateral received on trust certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Year Ended June 30, 2003 Compared to Year Ended June 30, 2002 -- Gain on Sale of Loans -- Securitizations" for further description of the notional bonds.
(b) Credit enhancement was provided through a senior / subordinate certificate structure.

                      Current Balances as of June 30, 2003
                              (dollars in millions)

                                       2000-3   2000-2   2000-1   1999-4   1999-3    1999-2   1999-1  1998(a)  1997(a)   1996(a)
                                       ------   ------   ------   ------   ------    ------   ------  -------  -------   -------
Original balance of loans
  securitized:
  Business loans ...................  $    16  $    28  $    25  $    25  $    28   $    30  $    16  $    57  $    45   $    29
  Home equity loans ................      134      275      212      197      194       190      169      448      130        33
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------   -------
  Total ............................  $   150  $   303  $   237  $   222  $   222   $   220  $   185  $   505  $   175   $    62
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======   =======
Current balance of loans securitized:
  Business loans ...................  $     8  $    14  $    12  $    11  $    11   $    11  $     6  $    14  $    10   $     5
  Home equity loans ................       50       97       69       71       66        71       54      111       21         5
                                      -------  -------  -------  -------  -------   -------  -------  -------  -------   -------
  Total ............................  $    58  $   111  $    81  $    82  $   77    $    82  $    60  $   125  $    31   $    10
                                      =======  =======  =======  =======  =======   =======  =======  =======  =======   =======
Weighted-average interest rate on
  loans securitized:
  Business loans ...................   16.06%   16.04%   16.03%   16.09%   15.78%    15.71%   15.96%   15.93%   15.91%    15.89%
  Home equity loans ................   11.42%   11.43%   11.35%   11.05%   10.85%    10.46%   10.66%   10.80%   11.55%    11.00%
  Total ............................   12.09%   12.03%   12.03%   11.73%   11.54%    11.20%   11.17%   11.37%   12.93%    13.73%

Percentage of first mortgage loans .      88%      83%      80%      85%      87%       89%      93%      90%      77%       75%
Weighted-average loan-to-value .....      77%      77%      77%      76%      77%       76%      77%      77%      74%       66%
Weighted-average remaining term
  (months) on loans securitized ....      205      214      203      200      204       213      209      191      149       110

Original balance of Trust
  Certificates .....................  $   150  $   300  $   235  $   220  $   219   $   219  $   184  $   498  $   171   $    61
Current balance of Trust
  Certificates .....................  $    51  $    98  $    72  $    73  $    69   $    74  $    54  $   112  $    27   $     7
Weighted-average pass-through
  interest rate to Trust
  Certificate holders ..............    7.61%    7.06%    7.06%    6.87%    6.79%     6.64%    6.56%    6.30%    7.19%     7.67%
Highest Trust Certificate
  pass-through interest rate .......    7.61%    8.04%    7.93%    7.68%    7.49%     7.13%    6.58%    6.86%    7.53%     7.95%

Overcollateralization requirements:
Required percentages:
  Initial ..........................       --    0.90%    0.75%    1.00%    1.00%     0.50%    0.50%    1.50%    2.43%     1.94%
  Final target .....................    4.75%    5.95%    5.95%    5.50%    5.00%     5.00%    5.00%    5.10%    7.43%     8.94%
  Stepdown overcollateralization ...    9.50%   11.90%   11.90%   11.00%   10.00%    10.00%   10.00%   10.21%   14.86%    12.90%
Required dollar amounts:
  Initial ..........................       --  $     3  $     2  $     2  $     2   $     1  $     1  $     7  $     4   $     1
  Final target .....................  $     7  $    18  $    14  $    12  $    11   $    11  $     9  $    26  $    13   $     6
Current status:
  Overcollateralization amount .....  $     7  $    13  $     9  $     9  $     8   $     8  $     6  $    13  $     4   $     3
  Final target reached or
    anticipated date to reach ......      Yes      Yes      Yes      Yes      Yes       Yes      Yes      Yes      Yes       Yes
  Stepdown reached or anticipated
    date to reach ..................  10/2003   7/2003      Yes      Yes      Yes       Yes      Yes      Yes      Yes       Yes

Annual surety wrap fee .............    0.21%    0.21%    0.19%    0.21%    0.21%     0.19%    0.19%    0.22%    0.26%     0.18%

Servicing rights:
  Original balance .................  $     7  $    14  $    10  $    10  $    10   $    10  $     8  $    18  $     7   $     4
  Current balance ..................  $     3  $     5  $     3  $     3  $     3   $     3  $     2  $     3  $     1   $     1

------------------
(a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

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

         In determining the discount rate that we apply to residual cash flows, we follow what we believe to be the practice of other companies in the non-conforming mortgage industry. That is, to determine the discount rate by adding an interest rate spread to the all-in cost of securitizations to account for the risks involved in securitization assets. The all-in cost of the securitization trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees, where applicable, generally range from 19 to 22 basis points combined. From industry experience comparisons and our evaluation of the risks inherent in our securitization assets, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. From June 30, 2000 through March 31, 2003, we had applied a discount rate of 13% to residual cash flows. On June 30, 2003, we reduced that discount rate to 11% based on the following factors:

            o We have experienced a period of sustained decreases in market interest rates. Interest rates on three and five-year term US Treasury securities have been on the decline since mid-2000. Three-year rates have declined approximately 475 basis points and five-year rates have declined approximately 375 basis points.
            o The interest rates on the bonds issued in our securitizations over this same timeframe also have experienced a sustained period of decline. The highest trust certificate pass-through interest rate has declined 426 basis points, from 8.04% in the 2000-2 securitization to 3.78% in the 2003-1 securitization.
            o The weighted average interest rate on loans securitized has declined from a high of 12.01% in the 2000-3 securitization to 10.23% in the 2003-1 securitization.
            o Market factors and the economy favor the continuation of low interest rates for the foreseeable future.
            o Economic analysis of interest rates and data currently being released support declining mortgage refinancings even though predicting the continuation of low interest rates for the foreseeable future.
            o The interest rates paid on recently issued subordinated debt, which is used to fund our interest-only strips, has declined from a high of 11.85% in February 2001 to a current rate of 7.49% in June 2003.

         However, because the discount rate is applied to projected cash flows, which consider expected prepayments and losses, the discount rate assumption was not evaluated in isolation. These risks involved in our securitization assets were considered in establishing a discount rate. The impact of this reduction in discount rate from 13% to 11% was to increase the valuation of our interest-only strips by $17.6 million at June 30, 2003. The 11% discount rate that we apply to our residual cash flow portion of our interest-only strips compared to rates used by others in the industry reflects our historically higher asset quality and performance of our securitized assets compared to industry asset quality and performance and the other characteristics of our securitized loans described below:

            o Underlying loan collateral with fixed interest rates, which are higher than others in the non-conforming mortgage industry. Average interest rate of securitized loans exceeds the industry average by 100 basis points or more. All of the securitized loans have fixed interest rates, which are more predictable than adjustable rate loans.
            o At origination, approximately 90% to 95% of securitized business purpose loans have prepayment fees and approximately 80% to 85% of securitized home equity loans have prepayment fees. Currently in our managed portfolio, approximately 50% to 55% of securitized business purpose loans have prepayment fees and approximately 60% to 65% of securitized home equity loans have prepayment fees. Our historical experience indicates that prepayment fees lengthen the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the securitized loans.
            o A portfolio mix of first and second mortgage loans of 80-85% and 15-20%, respectively. Historically, the high proportion of first mortgages has resulted in lower delinquencies and losses.
            o   A portfolio credit grade mix comprised of 60% A credits, 23% B credits, 14% C credits, and 3% D credits. In addition, our historical loss experience is below what is experienced by others in the non-conforming mortgage industry.

          We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5% on overcollateralization cash flows. At June 30, 2003 we reduced the minimum discount rate to 5.0% to reflect the sustained decline in interest rates. This reduction in the minimum discount rate impacted the valuation of three securitizations and increased the June 30, 2003 valuation of our interest-only strips by $3.3 million. At June 30, 2003, the average discount rate applied to projected overcollateralization cash flows was 7%. This discount rate is lower than the discount rate applied to residual cash flows because the risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire unpaid principal balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003.

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

         As was previously discussed, for the past seven quarters, our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of our recent prepayment experience.

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

         Floating interest rate certificates. Some of the securitization trusts have issued floating interest rate certificates supported by fixed interest rate mortgages. The fair value of the excess cash flow we will receive may be affected by any changes in the interest rates paid on the floating interest rate certificates. The interest rates paid on the floating interest rate certificates are based on one-month LIBOR. The assumption used to estimate the fair value of the excess cash flows received from these securitization trusts is based on a forward yield curve. See "--Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments" for further detail of our management of the risk of changes in interest rates paid on floating interest rate certificates.

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

Securitized collateral balance.....................................$ 3,354,071
Balance sheet carrying value of retained interests (a).............$   717,569
Weighted-average collateral life (in years)........................        3.9

-------------------------
(a) Amount includes interest-only strips and servicing rights.

         Sensitivity of assumptions used to determine the fair value of retained interests (dollars in thousands):


                                                     Impact of
                                                   Adverse Change
                                             ---------------------------
                                             10% Change       20% Change
                                             ----------       ----------
Prepayment speed..........................    $ 29,916        $ 56,656
Credit loss rate..........................       5,247          10,495
Floating interest rate certificates (a)...         829           1,614
Discount rate.............................      20,022          38,988

-------------------------
(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve incorporating the effect of rate caps where applicable to the individual deals.

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

                Summary of Material Mortgage Loan Securitization
          Valuation Assumptions and Actual Experience at June 30, 2003

                                             2003-1   2002-4   2002-3   2002-2   2002-1   2001-4   2001-3   2001-2   2001-1   2000-4
                                             ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation.........................   13%      13%      13%      13%      13%      13%      13%      13%      13%      13%
   Current valuation.........................   11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
Interest-only strip overcollateralization
 discount rate:
   Initial valuation.........................    7%       9%       7%       7%       7%       7%       7%       7%       6%       7%
   Current valuation........................     5%       9%       7%       7%       7%       5%       6%       7%       6%       7%
Servicing rights discount rate:
   Initial valuation.........................   11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation.........................    9%       9%       9%       9%       9%       9%       9%       9%       9%       9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans..........................   11%      11%      11%      11%      11%      11%      11%      11%      11%      10%
     Home equity loans.......................   22%      22%      22%      22%      22%      22%      22%      22%      22%      24%
   Ramp period (months):
     Business loans..........................    27       27       27       27       27       27       24       24       24       24
     Home equity loans.......................    30       30       30       30       30       30       30       30       30       24
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans .........................   11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
     Home equity loans ......................   22%      22%      22%      22%      22%      22%      22%      22%      22%      22%
   Ramp period (months):
     Business loans..........................    27       27       27       27       27       27       27       27       27       27
     Home equity loans.......................    30       30       30       30       30       30       30       30       30       30
   CPR adjusted to reflect ramp:
     Business loans..........................    5%       8%      10%      12%      15%      17%      20%      22%      22%      19%
     Home equity loans.......................   15%      32%      40%      51%      42%      46%      40%      40%      37%      41%
   Current prepayment experience (c):
     Business loans..........................    8%       5%      13%      12%      15%      23%      19%       9%      21%      23%
     Home equity loans.......................    5%       9%      20%      28%      39%      42%      40%      37%      36%      37%

Annual credit loss rates:
   Initial assumption........................ 0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
   Current assumption........................ 0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.50%    0.40%
   Actual experience.........................    --       --    0.03%    0.03%    0.03%    0.12%    0.24%    0.17%    0.43%    0.36%

Servicing fees:
   Contractual fees.......................... 0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.70%
   Ancillary fees............................ 1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

-----------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

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

(c) Current experience is a six-month historical average.

                Summary of Material Mortgage Loan Securitization
    Valuation Assumptions and Actual Experience at June 30, 2003 (Continued)

                                             2000-3   2000-2   2000-1   1999-4   1999-3   1999-2   1999-1  1998(d)  1997(d)  1996(d)
                                             ------   ------   ------   ------   ------   ------   ------  -------  -------  -------
Interest-only strip residual discount rate:
   Initial valuation........................    13%      13%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation........................    11%      11%      11%      11%      11%      11%      11%      11%      11%      11%

Interest-only strip overcollateralization
 discount rate:
   Initial valuation.........................    8%       8%       8%       8%       7%       7%       7%       7%       7%       8%
   Current valuation.........................    8%       8%       8%       8%       7%       7%       7%       7%       7%       8%
Servicing rights discount rate:
   Initial valuation........................    11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation........................     9%       9%       9%       9%       9%       9%       9%       9%       9%       9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................    10%      10%      10%      10%      10%      10%      10%      13%      13%      13%
     Home equity loans......................    24%      24%      24%      24%      24%      24%      24%      24%      24%      24%
   Ramp period (months):
     Business loans.........................     24       24       24       24       24       24       24       24       24       24
     Home equity loans......................     24       24       18       18       18       18       18       12       12       12
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................    11%      11%      11%      11%      10%      10%      10%      10%      22%      14%
     Home equity loans......................    22%      22%      22%      22%      22%      22%      22%      23%      25%      25%
   Ramp period (months):
     Business loans.........................     27       Na       Na       Na       Na       Na       Na       Na       Na       Na
     Home equity loans......................     30       30       Na       Na       Na       Na       Na       Na       Na       Na
   CPR adjusted to reflect ramp:
     Business loans.........................    16%      13%      23%      35%      29%      27%      30%      20%      20%      10%
     Home equity loans......................    32%      31%      37%      33%      32%      29%      26%      33%      22%      13%
   Current prepayment experience (c):
     Business loans.........................    23%      15%      23%      35%      29%      26%      30%      18%      19%       3%
     Home equity loans......................    32%      31%      37%      32%      32%      29%      25%      33%      21%      13%

Annual credit loss rates:
   Initial assumption.......................  0.40%    0.40%    0.40%    0.30%    0.25%    0.25%    0.25%    0.25%    0.25%    0.25%
   Current assumption.......................  0.45%    0.45%    0.65%    0.65%    0.60%    0.35%    0.55%    0.60%    0.40%    0.45%
   Actual experience........................  0.41%    0.41%    0.65%    0.63%    0.58%    0.35%    0.49%    0.57%    0.36%    0.42%

Servicing fees:
   Contractual fees.........................  0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees...........................  1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    0.75%    0.75%    0.75%

--------------------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

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

Na = not applicable

         Servicing Rights. As the holder of servicing rights on securitized loans, we are entitled to receive annual contractual servicing fees of 50 basis points (70 basis points in the case of the 2000-4 securitization) on the aggregate outstanding loan balance. These fees are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. In addition, ancillary fees such as prepayment fees, late charges, nonsufficient fund fees and other fees are retained directly by us, as servicer, as payments are collected from the borrowers. We also retain the interest paid on funds held in a trust's collection account until these funds are distributed from a trust.

         The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. On a quarterly basis, we evaluate capitalized servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. See "--Securitizations" for a discussion of the $5.3 million write down of servicing rights recorded in fiscal 2003.

         From June 2000 to March 2003, the discount rate applied in determining the fair value of servicing rights was 11% which is 200 basis points lower than the 13% discount rate applied to value residual cash flows from interest-only strips during that period. On June 30, 2003, we reduced the discount rate on servicing rights cash flows to 9%. In determining the discount rate applied to calculate the present value of cash flows from servicing rights, management has subtracted a factor from the discount rate used to value residual cash flows from interest-only strips to provide for the lower risks inherent in servicing assets. Unlike the interest-only strips, the servicing asset is not exposed to credit losses. Additionally, the distribution of the contractual servicing fee cash flow from the securitization trusts is senior to both the trusts' investor certificates and our interest-only strips. This priority of cash flow reduces the risks associated with servicing rights and thereby supports a lower discount rate than the rate applied to residual cash flows from interest-only strips. Cash flows related to ancillary servicing fees, such as prepayment fees, late fees, and non-sufficient fund fees are retained directly by us.

         The impact of this reduction in discount rate from 11% to 9% was to increase the valuation of our servicing rights by $7.1 million at June 30, 2003. This favorable impact was offset by a decrease of $12.4 million mainly due to prepayment experience in fiscal 2003.

         Servicing rights can be terminated under certain circumstances, such as our failure to make required servicer payments, defined changes of control and reaching specified loss levels on underlying mortgage pools.

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

Whole Loan Sales

         We also sell loans with servicing released, which we refer to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. See "-- Off-Balance Sheet Arrangements -- Securitizations" for information on the volume of whole loan sales and premiums recorded for fiscal years ended June 30, 2003, 2002 and 2001. Loans reported as sold on a whole loan basis were generally loans that we originated specifically for a whole loan sale and exclude impaired loans, which may be liquidated by selling the loan with servicing released. However, see "-- Business
Strategy" for detail on our adjustment in business strategy from originating loans predominantly for publicly underwritten securitizations, to originating loans for a combination of whole loan sales and smaller securitizations. Also, see "Business -- Whole Loan Sales."

Results of Operations

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                  Year Ended June 30,          Percentage Change
                            ---------------------------------  -----------------
                               2003        2002       2001      '03/'02  '02/'01
                              ------      ------     ------     -------  -------
Total revenues............  $ 241,406   $ 247,901   $ 183,336      (2.6)% 35.2%
Total expenses............  $ 290,426   $ 234,351   $ 170,151      23.9%  37.7%
Net income (loss).........  $ (29,902)  $   7,859   $   8,085    (480.5)% (2.8)%

Return on average assets..      (3.07)%      0.94%       1.22%
Return on average equity..     (44.20)%     11.75%      12.22%

Earnings (loss) per share:
        Basic.............  $  (10.25)  $    2.68   $    2.13    (482.5)% 25.8%
        Diluted...........  $  (10.25)  $    2.49   $    2.08    (511.6)% 19.7%

Dividends declared per
  share...................  $    0.32   $    0.28   $    0.26      14.3%   7.7%

Overview

         Fiscal Year Ended June 30, 2003. For fiscal 2003, a net loss of $29.9 million was recorded as compared to $7.9 million net income for fiscal 2002. The loss was primarily due to our inability to complete our typical quarterly securitization of loans during the fourth quarter of our fiscal year as well as $45.2 million of pre-tax charges for valuation adjustments recorded on our securitization assets during the 2003 fiscal year, compared to $22.1 million of pre-tax charges for valuation adjustments in fiscal 2002.

         During fiscal 2003, we charged to the income statement total pre-tax valuation adjustments on our interest-only strips and servicing rights of $63.1 million, which primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The pre-tax valuation adjustments charged to the income statement were partially offset by $17.9 million due to the impact of a decrease in the discount rates used to value our securitization assets, resulting in the $45.2 million of pre-tax charges for net valuation adjustments charged to the income statement. We reduced the discount rates on our interest-only strips and our servicing rights primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from our interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value our interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003. See "-- Off-Balance Sheet Arrangements -- Securitizations," "-- Off-Balance Sheet Arrangements -- Securitizations -- Discount rates" and "-- Off-Balance Sheet Arrangements -- Securitizations -- Servicing rights" for more detail.

         The diluted loss per common share for fiscal 2003 was $10.25 per share on average common shares of 2,918,000 compared to diluted net income per share of $2.49 per share on average common shares of 3,155,000 for fiscal 2002. Dividends of $0.32 and $0.28 per share were paid for the fiscal years ended June 30, 2003 and 2002, respectively. The common dividend payout ratio based on diluted earnings per share was 11.2% for fiscal 2002.

         In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of our common stock, which at the time traded and has continued to trade at below book value. In addition, our consistent earnings growth at that time did not result in a corresponding increase in the market value of our common stock. The repurchase program was extended in fiscal 2000, 2001 and 2002. The total number of shares repurchased under the stock repurchase program was: 117,000 shares in fiscal 1999; 327,000 shares in fiscal 2000; 627,000 shares in fiscal 2001; and 352,000 shares in fiscal 2002. The cumulative effect of the stock repurchase program was an increase in diluted net earnings per share of $0.41 and $0.32 for the years ended 2002 and 2001, respectively. We currently have no plans to continue to repurchase additional shares or extend the repurchase program.

         On August 21, 2002, the Board of Directors declared a 10% stock dividend, which was paid on September 13, 2002 to shareholders of record on September 3, 2002. As a result of the stock dividend, all outstanding stock options and related exercise prices were adjusted. Accordingly, we adjusted all outstanding common shares, earnings per common share, average common share and stock option amounts presented in this document to reflect the effect of this stock dividend. Amounts presented for fiscal 2001 and 2000 have been similarly adjusted for the effect of a 10% stock dividend declared on October 1, 2001 which was paid on November 5, 2001 to shareholders of record on October 22, 2001.

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

         The following schedule details our loan originations during the fiscal years ended June 30, 2003, 2002 and 2001 (in thousands):

                                               Year Ended June 30,
                                    --------------------------------------
                                       2003         2002           2001
                                    ----------   ----------     ----------
Business purpose loans.......       $  122,790   $  133,352     $  120,537
Home equity loans............        1,543,730    1,246,505      1,096,440
                                    ----------   ----------     ----------
                                    $1,666,520   $1,379,857     $1,216,977
                                    ==========   ==========     ==========

         Loan originations for our subsidiary, American Business Credit, Inc., which offers business purpose loans secured by real estate, decreased $10.6 million, or 7.9%, for the year ended June 30, 2003, to $122.8 million from $133.4 million for the year ended June 30, 2002. Current economic conditions have had an adverse impact on smaller businesses and our ability to find qualified borrowers has become more difficult. Due to less favorable response for our business purpose loans in the whole loan sale market, pursuant to our business strategy, we plan to continue to originate business purpose loans, but at lower volumes to meet demand in the whole loan sale and securitization markets.

         Home equity loans originated by our subsidiaries, HomeAmerican Credit, doing business as Upland Mortgage and American Business Mortgage Services, Inc., and purchased through the Bank Alliance Services program, increased $297.2 million, or 23.8%, for the year ended June 30, 2003, to $1.5 billion from $1.2 billion for the year ended June 30, 2002. Our home equity loan origination subsidiaries continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process. In addition, American Business Mortgage Services, Inc. is focusing on its broker relationships, a lower cost source of originations, in executing our new business strategy in the future. As a result of these efforts, as well as the favorable environment for originating home equity loans due to low interest rates, American Business Mortgage Services, Inc. home equity loan originations for the fiscal year ended June 30, 2003 increased by $157.4 million, or 32.4%, over the prior year period. In addition, the historically low interest rate environment and productivity gains in our Upland Mortgage branch operations have resulted in an increase in loan originations of $33.1 million, or 26.0%, over the prior year period. The Bank Alliance Services program's loan originations for the fiscal year ended June 30, 2003 increased $56.0 million, or 38.4%, over the comparable prior year period. Based on our business strategy, which emphasizes whole loan sales and smaller securitizations and reducing costs, effective June 30, 2003 we no longer originate loans through our retail branches, which were a high cost origination channel, and plan to increase our focus on broker and Bank Alliance Services' origination sources.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

         Total Revenues. For fiscal 2003, total revenues decreased $6.5 million, or 2.6%, to $241.4 million from $247.9 million for fiscal 2002. Our inability to complete our typical quarterly securitization of loans during the fourth quarter of our fiscal year accounted for this decrease in total revenues.

         Gain on Sale of Loans - Securitizations. For the year ended June 30, 2003, gains of $171.0 million were recorded on the securitization of $1.4 billion of loans. This was a decrease of $14.6 million, or 7.9% over gains of $185.6 million recorded on securitizations of $1.4 billion of loans for the year ended June 30, 2002.

         The decrease in gains recorded was a direct result of our inability to complete a quarterly securitization during the fourth quarter of our fiscal year. See "-- Recent Developments." During the year ended June 30, 2003, securitization gains as a percentage of loans securitized on our term securitization deals increased to 14.6% on loans securitized from 13.9% on loans securitized for the year ended June 30, 2002. Securitization gains as a percentage of loans securitized through our off-balance sheet facility, however, decreased to 5.5% for the year ended June 30, 2003 from 12.9% for the year ended June 30, 2002. At June 30, 2003, the likelihood that the facility sponsor would ultimately transfer the underlying mortgage loans to a term securitization was significantly reduced and the amount of gain recognized for loans sold to this facility in the fourth quarter of fiscal 2003 was based on terms expected in a whole loan sale transaction. Our ability to sell loans into this facility expired pursuant to its terms on July 5, 2003. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further discussion of this facility.

         During fiscal 2003, we saw increases in interest rate spreads on our three permanent securitizations that increased residual cash flows to us and the amount of cash we received at the closing of a securitization from notional bonds or premiums on the sale of trust certificates. Increases in the cash received at the closing of a securitization and residual cash flows resulted in increases in the gains we recognized on the sale of loans into securitizations as compared to the year ended June 30, 2002. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of how securitization gains are calculated.

         The increase in interest rate spread realized in term securitization transactions during the year ended June 30, 2003 compared to the year ended June 30, 2002 resulted from decreases in pass-through interest rates on investor certificates issued by securitization trusts. For loans securitized during the year ended June 30, 2003, the weighted average loan interest rate was 10.82%, a 58 basis point decrease from the weighted average interest rate of 11.40% on loans securitized during the year ended June 30, 2002. However, the weighted average interest rate on trust certificates issued in mortgage loan securitizations during the year ended June 30, 2003 was 4.47%, a 104 basis point decrease from 5.51% during the year ended June 30, 2002. The resulting net improvement in interest rate spread was approximately 46 basis points.

         The improvement in the interest rate spread through fiscal 2002 to the third quarter of fiscal 2003 enabled us to enter into securitization transactions structured to provide cash at the closing of our term securitizations through the sale of notional bonds, sometimes referred to as interest-only bonds, or the sale of trust certificates at a premium to total loan collateral. During the year ended June 30, 2003 we received additional cash at the closing of our three securitizations, due to these modified structures, of $30.2 million compared to $32.9 million received for four securitizations for fiscal 2002. Securitization gains and cash received at the closing of securitizations were partially offset by initial overcollateralization requirements of $10.6 million in fiscal 2003. There was no initial overcollateralization requirement in fiscal 2002.

         The Office of Thrift Supervision has adopted a rule effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws and regulations on new loan originations. Under the provisions of this rule we are required to modify or eliminate the practice of charging a prepayment fee and other fees in some of the states where we originate loans. This new rule will potentially reduce the gain on sale recorded in new securitizations in two ways. First, because the percentage of loans with prepayment fees will be reduced, the prepayment rates on securitized loan pools may increase and therefore the value of our interest-only strips will decrease due to the shorter average life of the securitized loan pool. Second, the value of our servicing rights retained in a securitization may decrease due to a reduction in our ability to charge certain fees. We are continuing to evaluate the impact of the adoption of this rule on our future lending activities and results of operations.

         Gain on Sale of Loans - Whole Loan Sales. Gains on whole loan sales decreased $1.7 million, to $0.7 million for the year ended June 30, 2003 from $2.4 million for the year ended June 30, 2002. The volume of whole loan sales decreased 51.4%, to $28.0 million for the year ended June 30, 2003 from $57.7 million for the year ended June 30, 2002. The decrease in the volume of whole loan sales for the year ended June 30, 2003 resulted from management's decision to securitize additional loans as the securitization market's experience during the past year was more favorable than the whole loan sale market. However, our inability to complete a securitization in the fourth quarter of fiscal 2003 created a need for short-term liquidity which resulted in management utilizing whole loan sales to sell our fourth quarter of fiscal 2003 loan originations. See "-- Recent Developments " and "-- Liquidity and Capital Resources" for further detail.

         Interest and Fees. For the year ended June 30, 2003, interest and fee income increased $0.5 million, or 2.7%, to $19.4 million compared to $18.9 million in the same period of fiscal 2002. Interest and fee income consists primarily of interest income earned on loans available for sale, interest income on invested cash and other ancillary fees collected in connection with loan and lease originations.

         During the year ended June 30, 2003, total interest income increased $1.0 million, or 10.5%, to $10.5 million from $9.5 million for the year ended June 30, 2002. Loan interest income increased $2.1 million from June 30, 2002 as a result of our carrying a higher average loan balance during fiscal 2003 as compared to fiscal 2002. This increase was offset by a decrease of $1.1 million of investment interest income due to lower interest rates earned on invested cash balances caused by general decreases in market interest rates.

         Other fees decreased $0.5 million for fiscal 2003 compared to the same periods in fiscal 2002. The decrease was mainly due to a decrease in leasing income, which resulted from our decision in fiscal 2000 to discontinue the origination of new leases. Our ability to collect certain fees on loans we originate in the future may be impacted by proposed laws and regulations by various authorities.

         Interest Accretion on Interest-Only Strips. Interest accretion of $47.3 million was earned in the year ended June 30, 2003 compared to $35.4 million in the year ended June 30, 2002. The increase reflects the growth in the balance of our interest-only strips of $85.7 million, or 16.7%, to $598.3 million at June 30, 2003 from $512.6 million at June 30, 2002. In addition, cash flows from interest-only strips for the year ended June 30, 2003 totaled $87.2 million, an increase of $26.9 million, or 50.4%, from the year ended June 30, 2002 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels and stepdown overcollateralization levels.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans serviced for others, less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the year ended June 30, 2003, servicing income decreased $2.4 million, or 44.4%, to $3.1 million from $5.5 million for the year ended June 30, 2002. Because loan prepayment levels in fiscal 2003 increased from fiscal 2002, the amortization of servicing rights has also increased. Amortization is recognized in proportion to contractual and ancillary fees collected. Therefore the collection of additional prepayment fees in fiscal 2003 has resulted in higher levels of amortization.

         The following table summarizes the components of servicing income for the years ended June 30, 2003, 2002 and 2001 (in thousands):

                                                       Year Ended June 30,
                                          -------------------------------------------
                                            2003             2002               2001
                                          --------        --------           --------
Contractual and ancillary fees..........  $ 44,935        $ 35,314           $ 25,651
Amortization of servicing rights........   (41,886)        (29,831)           (19,951)
                                          --------        --------           --------
                                          $  3,049        $  5,483           $  5,700
                                          ========        ========           ========

         Total Expenses. Total expenses increased $56.0 million, or 23.9%, to $290.4 million for the year ended June 30, 2003 compared to $234.4 million for the year ended June 30, 2002. As described in more detail below, this increase was mainly a result of increases in securitization asset valuation adjustments recorded during the year ended June 30, 2003, increases in employee related costs and increases in general and administrative expenses.

         Interest Expense. During fiscal 2003, interest expense decreased $0.6 million, or 0.9%, to $68.1 million compared to $68.7 million for fiscal 2002. Average subordinated debt outstanding during the year ended June 30, 2003 was $690.7 million compared to $615.2 million during the year ended June 30, 2002. Average interest rates paid on subordinated debt outstanding decreased to 9.27% during the year ended June 30, 2003 from 10.64% during the year ended June 30, 2002.

         Rates offered on subordinated debt were reduced beginning in the fourth quarter of fiscal 2001 and have continued downward through the fourth quarter of fiscal 2003 in response to decreases in market interest rates as well as declining cash needs during that period. The average interest rate of subordinated debt issued at its peak rate, which was the month of February 2001, was 11.85% compared to the average interest rate of subordinated debt issued in the month of June 2003 of 7.49%. We expect the average interest rate paid on subordinated debt to remain near current levels provided that market rates do not significantly increase.

         The average outstanding balances under warehouse lines of credit were $51.1 million during the year ended June 30, 2003, compared to $29.5 million during the year ended June 30, 2002. The increase in the average balance on warehouse lines was due to a higher volume of loans originated and lower average cash balances available for loan funding during the period. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 0.95% to 1.75%. One-month LIBOR has decreased from approximately 1.8% at June 30, 2002 to 1.12% at June 30, 2003.

         Provision for Credit Losses. The provision for credit losses on loans and leases available for sale increased $0.1 million, or 1.5%, to $6.6 million for the year ended June 30, 2003 from $6.5 million for the year ended June 30, 2002. A related allowance for loan losses on repurchased loans is included in our provision for credit losses in the period of repurchase. See "-- Off-Balance Sheet Arrangements -- Securitizations" and "-- Off-Balance Sheet Arrangements -- Trigger Management" for further discussion of repurchases from securitization trusts. Non-accrual loans were $5.4 million at June 30, 2003, compared to $7.0 million at June 30, 2002. See "-- Managed Portfolio Quality" for further detail.

         The allowance for credit losses was $2.8 million, or 1.0% of loans and leases available for sale at June 30, 2003 compared to $3.7 million, or 6.0% of loans and leases available for sale at June 30, 2002. The allowance for credit losses as a percentage of gross receivables decreased from June 30, 2002 due to the decrease of the non-accrual loan balance being carried on our balance sheet at June 30, 2003 as well as an increase in the balance of loans available for sale. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required, particularly if economic conditions deteriorate.

         The following table summarizes changes in the allowance for credit losses for the years ended June 30, 2003, 2002 and 2001 (in thousands):

                                                           Year Ended June 30,
                                               -----------------------------------------
                                                 2003             2002            2001
                                               ---------        --------        --------
Balance at beginning of period ..............  $   3,705        $  2,480        $  1,289
Provision for credit losses .................      6,553           6,457           5,190
(Charge-offs) recoveries, net ...............     (7,410)         (5,232)         (3,999)
                                               ---------        --------        --------
Balance at end of period ....................  $   2,848        $  3,705        $  2,480
                                               =========        ========        ========

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 2003 (in thousands):

                                                Business        Home
                                                Purpose        Equity    Equipment
Year Ended June 30, 2003:                        Loans         Loans       Leases      Total
-------------------------------                 ---------     --------   ---------   --------
Balance at beginning of period ..............   $  1,388      $  1,998     $  319    $  3,705
Provision for credit losses .................      1,189         5,000        364       6,553
(Charge-offs) recoveries, net ...............     (1,984)       (4,913)      (513)     (7,410)
                                                --------      --------     ------    --------
Balance at end of period ....................   $    593      $  2,085     $  170    $  2,848
                                                ========      ========     ======    ========

         The following table summarizes net charge-off experience by loan type for the fiscal years ended June 30, 2003, 2002 and 2001 (in thousands):

                                                           Year Ended June 30,
                                               -----------------------------------------
                                                 2003             2002            2001
                                               ---------        --------        --------
Business purpose loans ......................  $   1,984        $    924        $  1,374
Home equity loans ...........................      4,913           2,892           1,634
Equipment leases ............................        513           1,416             991
                                               ---------        --------        --------
Total .......................................  $   7,410        $  5,232        $  3,999
                                               =========        ========        ========

         Employee Related Costs. For the year ended June 30, 2003, employee related costs increased $5.3 million, or 14.6%, to $41.6 million from $36.3 million in the prior year. The increase in employee related costs for the year ended June 30, 2003 was primarily attributable to additions of personnel to originate, service and collect loans. Total employees at June 30, 2003 were 1,119 compared to 1,019 at June 30, 2002. Since June 30, 2003, we reduced our workforce by 170 employees. With our business strategy's focus on whole loan sales and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. These workforce reductions represent more than a 15% decrease in staffing levels. Increases in payroll and benefits expenses for the increased number of employees were offset by reductions of management bonus accruals due to the overall financial performance of the Company in fiscal 2003. The remaining increase was attributable to annual salary increases as well as increases in the costs of providing insurance benefits to employees during fiscal 2003.

         Sales and Marketing Expenses. For the year ended June 30, 2003, sales and marketing expenses increased $1.8 million, or 7.0%, to $27.8 million from $26.0 million for the year ended June 30, 2002. The increase was primarily due to increases in expenses for direct mail advertising and broker commissions for home equity and business loan originations partially offset by decreases in newspaper advertisements for subordinated debt. We expect to be able to streamline our sales and marketing costs in the future by offering a wider array of loan products and targeting segments that we believe will enable us to increase our loan origination conversion rates. By increasing our conversion rates, we expect to be able to lower our overall sales and marketing costs per dollar originated. See "-- Business Strategy" for further discussion.

         General and Administrative Expenses. For the year ended June 30, 2003, general and administrative expenses increased $26.3 million, or 35.2%, to $101.2 million from $74.9 million for the year ended June 30, 2002. This increase was primarily attributable to increases of approximately $16.9 million in costs associated with servicing and collecting our larger total managed portfolio including expenses associated with REO and delinquent loans, $8.0 million increase in costs associated with customer retention incentives and an increase of $3.9 million in net losses on interest rate swaps.

         Securitization Assets Valuation Adjustment. During fiscal 2003, write downs through the Statement of Income of $45.2 million were recorded compared to $22.1 million for fiscal 2002. Of these adjustments, $39.9 million and $22.1 million were write downs of our interest-only strips in fiscal 2003 and 2002, respectively. The remaining $5.3 million in fiscal 2003 was a write down of our servicing rights. These adjustments primarily reflect the impact of higher prepayment experience on home equity loans than anticipated during the periods. The valuation adjustment recorded on securitization assets in fiscal 2003 was reduced by a $17.9 million favorable valuation impact to the income statement as a result of reducing the discount rates applied in valuing the securitization assets at June 30, 2003. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from our interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value our interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003. The adjustments were considered to be other than temporary and were therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of these adjustments.

         Provision for Income Tax Expense (Benefit). For fiscal 2003, the provision for income taxes decreased $24.8 million as a result of a $62.6 million decline in pre-tax income and a reduction in our effective tax rate from 42% to 39%. The change in the effective tax rate was made due to an anticipated decrease in our overall tax liabilities. The utilization of net operating loss carryforwards is not dependent on future taxable income from operations, but on the reversal of timing differences principally related to existing securitization assets. These timing differences are expected to absorb the available net operating loss carryforwards during the carryforward period.


Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

         Total Revenues. For fiscal 2002, total revenues increased $64.6 million, or 35.2%, to $247.9 million from $183.3 million for fiscal 2001. Growth in total revenue was mainly the result of increases in gains on the securitization of mortgage loans and increases in interest accretion earned on our interest-only strips.

         Gain on Sale of Loans - Securitizations. For the year ended June 30, 2002, gains of $185.6 million were recorded on the securitization of $1.4 billion of loans. This represents an increase of $56.6 million, or 43.9%, over gains of $129.0 million recorded on securitizations of $1.1 billion of loans for the year ended June 30, 2001.

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

         Gain on Sale of Loans - Whole Loan Sales. Gains on whole loan sales decreased $0.3 million, to $2.4 million for the year ended June 30, 2002 from $2.7 million for the year ended June 30, 2001. The volume of whole loan sales decreased 24.3%, to $57.7 million for the year ended June 30, 2002 from $76.3 million for the year ended June 30, 2001. The decrease in the volume of whole loan sales for the year ended June 30, 2002 resulted from management's decision to securitize additional loans in the favorable securitization market experienced during the year.

         Interest and Fees. For the year ended June 30, 2002, interest and fee income decreased $0.9 million, or 4.8%, to $18.9 million compared to $19.8 million for the year ended June 30, 2001. Interest and fee income consists primarily of interest income earned on available for sale loans and other ancillary fees collected in connection with loans and leases.

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

         Other fees decreased $0.2 million for the year ended June 30, 2002 from the prior year mainly due to the decrease in fees collected in connection with our leasing portfolio. Our leasing portfolio has decreased due to our decision in fiscal 2000 to discontinue the origination of new leases. The ability to collect certain fees on loans we originate in the future may be impacted by proposed laws and regulations by various authorities. See "Business-- Regulation" for more information regarding how our practices related to fees could be affected.

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

         Servicing Income. For the year ended June 30, 2002, servicing income decreased $0.2 million, or 3.8%, to $5.5 million from $5.7 million for the year ended June 30, 2001. This decrease was attributable to an increase in prepayment fee collections resulting from higher prepayment rates, which caused an increase in servicing rights amortization.

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

         Rates offered on subordinated debt were reduced beginning in the fourth quarter of fiscal 2001 and continued downward in fiscal 2002 in response to decreases in market interest rates as well as our lower cash needs. The average issuance rate of subordinated debt at its peak, which was the month of February 2001, was 11.85% compared to the average rate of subordinated debt issued in the month of June 2002 of 8.39%.

         The increase in interest expense for the year ended June 30, 2002 related to subordinated debt was partially offset by the impact of a decrease in the average outstanding balances under warehouse lines of credit and decreased interest rates paid on warehouse lines. The average outstanding balances under warehouse lines of credit were $29.5 million during the year ended June 30, 2002, compared to $52.5 million during the year ended June 30, 2001. This decrease was due to the increased utilization of our available cash balances and proceeds from the sale of subordinated debt to fund loan originations and greater utilization of an off-balance sheet mortgage conduit facility for the sale of loans. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 1.25% to 2.5%. One-month LIBOR decreased from approximately 3.9% at June 30, 2001 to 1.8% at June 30, 2002.

         Provision for Credit Losses. The provision for credit losses on loans and leases available for sale for the year ended June 30, 2002 increased $1.3 million, or 24.4%, to $6.5 million, compared to $5.2 million for the year ended June 30, 2001. The increase in the provision for credit losses was primarily due to increases in loans in non-accrual status, which were generally repurchased from securitization trusts. See "-- Off Balance Sheet Arrangements -- Trigger Management" for further discussion of repurchases from securitization trusts. Non-accrual loans were $7.0 million and $4.5 million at June 30, 2002 and 2001, respectively.

         The allowance for credit losses was $3.7 million, or 6.0% of loans and leases available for sale at June 30, 2002 compared to $2.5 million, or 2.5% of loans and leases available for sale at June 30, 2001. This increase was due to an additional provision for delinquent and non-accrual loans. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required.

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 2002 (in thousands):

                                              Business      Home
                                              Purpose      Equity       Equipment
                                               Loans        Loans        Leases       Total
                                             ---------    --------     ----------    -------
Balance at beginning of period...........    $    591     $   1,473    $     416    $  2,480
Provision for credit losses..............       1,721         3,417        1,319       6,457
(Charge-offs) recoveries, net............        (924)       (2,892)      (1,416)     (5,232)
                                             --------     ---------    ---------    --------
Balance at end of period.................    $  1,388     $   1,998    $     319    $  3,705
                                             ========     =========    =========    ========

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

         Securitization Assets Valuation Adjustment. During fiscal 2002, a write down through the Statement of Income of $22.1 million was recorded on our interest-only strips. This adjustment reflects the impact of higher prepayment experience on home equity loans than anticipated during the period. This portion of the impact of increased prepayments was considered to be other than temporary and was therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of this adjustment.

Balance Sheet Information

See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of the below four ratios to the most directly comparable financial measure prepared in accordance with GAAP. (Dollars in thousands, except per share data)

                               Balance Sheet Data

                                                             June 30,
                                              ----------------------------------
                                                 2003         2002        2001
                                                ------       ------      ------
Cash and cash equivalents ..................  $   47,475   $ 108,599   $  91,092
Loan and lease receivables, net:
  Available for sale .......................     271,402      57,677      94,970
  Interest and fees ........................      15,179      12,292      16,549
  Other ....................................      23,761       9,028       2,428
Interest-only strips .......................     598,278     512,611     398,519
Servicing rights ...........................     119,291     125,288     102,437
Receivable for sold loans ..................      26,734          --          --
Total assets ...............................   1,159,351     876,375     766,487

Subordinated debt ..........................     719,540     655,720     537,950
Warehouse lines and other notes payable ....     212,916       8,486      51,064
Accrued interest payable ...................      45,448      43,069      32,699
Deferred income taxes ......................      17,036      35,124      30,954
Total liabilities ..........................   1,117,282     806,997     699,625
Total stockholders' equity .................      42,069      69,378      66,862

Book value per common share ................  $    14.28   $   24.40   $   20.47
Ratios:
Total liabilities to tangible equity(c) ....       41.5x       14.9x       13.5x
Adjusted debt to tangible equity (a)(c) ....       30.5x       12.2x       10.2x
Subordinated debt to tangible equity(c) ....       26.7x       12.1x       10.4x
Interest-only strips to adjusted
  tangible equity (b)(c) ...................        7.3x        4.3x        3.5x

-----------------
(a)  Total liabilities less cash and secured borrowings to tangible equity.
(b) Interest-only strips less overcollateralization interests to tangible equity plus subordinated debt with a remaining maturity greater than five years.
(c)  Tangible equity is calculated as total stockholders' equity less goodwill.

June 30, 2003 Compared to June 30, 2002

         Total assets increased $283.0 million, or 32.3%, to $1.2 billion at June 30, 2003 from $876.4 million at June 30, 2002 primarily due to increases in loan and lease receivables, interest-only strips and receivable for sold loans, offset by a decrease in cash and cash equivalents.

         Cash and cash equivalents decreased mainly due to higher levels of loan receivables funded with cash, a reduction in the amount of subordinated debt issued during fiscal year 2003 and also due to our inability to complete our typical quarterly securitization in the fourth quarter of fiscal year 2003.

         Loan and lease receivables - Available for sale increased $213.7 million due to our inability to complete our typical quarterly securitization in the fourth quarter of fiscal 2003.

         Loan and lease receivables - Other increased $14.7 million or 163.2% due to increases in the amount of delinquent loans eligible for repurchase from securitization trusts. See Note 2 of the Consolidated Financial Statements and "-- Off-Balance Sheet Arrangements -- Securitizations -- Trigger Management" for an explanation of these receivables.

         Activity of our interest-only strips for the fiscal years ended June 30, 2003, 2002 and 2001 were as follows (in thousands):

                                                                               June 30,
                                                               ---------------------------------------
                                                                  2003           2002          2001
                                                                 ------         ------        ------
Balance at beginning of period .............................   $  512,611     $  398,519     $ 277,872
Initial recognition of interest-only strips, including
   initial overcollateralization of $10,641, $0 and $611 ...      160,116        153,463       125,408
Cash flow from interest-only strips ........................     (160,417)      (100,692)      (82,905)
Required purchases of additional overcollateralization .....       73,253         47,271        43,945
Interest accretion .........................................       47,347         35,386        26,069
Termination of lease securitization (a) ....................       (1,890)            --            --
Net temporary adjustments to fair value (b) ................        7,158            717         8,130
Other than temporary adjustments to fair value (b) .........      (39,900)       (22,053)           --
                                                               ----------     ----------     ---------
Balance at end of period ...................................   $  598,278     $  512,611     $ 398,519
                                                               ==========     ==========     =========

(a) Reflects release of lease collateral from two lease securitization trusts which were terminated in accordance with the trust documents after the full payout of trust note certificates. Net lease receivables of $1.7 million were recorded on our balance sheet as a result of these terminations.
(b) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

         The following table summarizes our purchases of overcollateralization by securitization trust for the fiscal years ended June 30, 2003, 2002 and 2001. Purchases of overcollaterization represent amounts of residual cash flows from interest-only strips retained by the securitization trusts to establish required overcollateralization levels in the trust. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates. See "-- Off-Balance Sheet Arrangements -- Securitizations" for a discussion of overcollateralization requirements.

                              Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                                          (in thousands)

                               2003-1    2002-4    2002-3    2002-2   2002-1    2001-4    2001-3   2001-2   Other    Total
                               ------    ------    ------    ------   ------    ------    ------   ------   -----    -----
Year Ended June 30, 2003:
Initial
  overcollateralization ..... $    --   $ 3,800   $    --   $    --  $    --   $    --   $    --  $    --  $ 6,841  $10,641
Required purchases
  of additional
  overcollateralization .....   4,807     8,728    10,972    13,300   10,586    12,522     7,645    3,007    1,686   73,253
                              -------   -------   -------   -------  -------   -------   -------  -------  -------  -------
  Total ..................... $ 4,807   $12,528   $10,972   $13,300  $10,586   $12,522   $ 7,645  $ 3,007  $ 8,527  $83,894
                              =======   =======   =======   =======  =======   =======   =======  =======  =======  =======



                               2002-1    2001-4    2001-3    2001-2   2001-1    2000-4    2000-3   2000-2   2000-1   Other    Total
                               ------    ------    ------    ------   ------    ------    ------   ------   ------   -----    -----
Year Ended June 30, 2002:
Required purchases
  of additional
  overcollateralization ..... $ 3,814   $   908   $ 4,354   $11,654  $ 8,700   $ 6,326   $ 3,074  $ 4,978  $ 2,490  $   973  $47,271
                              =======   =======   =======   =======  =======   =======   =======  =======  =======  =======  =======



                               2001-2    2001-1    2000-4    2000-3   2000-2    2000-1    1999-4   1999-3   1999-2   Other     Total
                               ------    ------    ------    ------   ------    ------    ------   ------   ------   -----     -----
Year Ended June 30, 2001:
Initial
  overcollateralization ..... $    --   $    --   $    --   $    --  $   611   $    --   $    --  $    --  $    --  $   --   $   611
Required purchases
  of additional
  overcollateralization .....     959     2,574     6,049     4,051   10,160     7,519     5,960    3,719    2,316      638   43,945
                              -------   -------   -------   -------  -------   -------   -------  -------  -------  -------  -------
  Total ..................... $   959   $ 2,574   $ 6,049  $  4,051  $10,771   $ 7,519   $ 5,960  $ 3,719  $ 2,316  $   638  $44,556
                              =======   =======   =======   =======  =======   =======   =======  =======  =======  =======  =======

         Servicing rights decreased $6.0 million, or 4.8%, to $119.3 million at June 30, 2003 from $125.3 million at June 30, 2002, primarily due to our inability to complete a securitization in the fourth quarter of fiscal 2003 and a $5.3 million write down of the servicing asset mainly due to the impact of higher than expected prepayment experience.

         The receivable for sold loans of $26.7 million at June 30, 2003 resulted from a whole loan sale transaction which closed on June 30, 2003, but settled in cash on July 1, 2003.

         Total liabilities increased $310.3 million, or 38.4%, to $1.1 billion from $807.0 million at June 30, 2002 primarily due to increases in warehouse lines and other notes payable, subordinated debt outstanding, accounts payable and accrued expenses and other liabilities. The increase in warehouse lines and other notes payable was due to not completing a securitization in the fourth quarter of fiscal 2003. A fourth quarter securitization would have provided the cash to pay down the warehouse lines. Accounts payable and accrued expenses increased $16.7 million, or 121.7%, primarily due to accruals for costs associated with customer retention incentives to help mitigate loan prepayments and liabilities to our securitization trust collection accounts for periodic interest advances. Other liabilities increased $41.1 million, or 80.7%, to 92.0 million from $50.9 due to a $17.3 million increase in the obligation for the repurchase of loans subject to removal of accounts provisions, recording an unearned rent incentive of $9.5 million related to our corporate headquarters lease and a $6.3 million recorded liability for unsettled interest rate swaps.

         During fiscal 2003, subordinated debt increased $63.8 million, or 9.7%, to $719.5 million due to sales of subordinated debt used to repay existing debt, to fund loan originations and our operations and for general corporate purposes. Approximately $33.7 million of the increase in subordinated debt was due to the reinvestment of accrued interest on the subordinated debt at maturity. Subordinated debt was 26.7 times tangible equity at June 30, 2003, compared to
12.1 times at June 30, 2002. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Deferred income taxes decreased $18.1 million, or 51.5%, to $17.0 million at June 30, 2003 from $35.1 million at June 30, 2002. This decrease is primarily due to a $4.4 million net increase in expected benefits from net operating loss carryforwards, less a valuation allowance, and an $8.2 million increase in other deferred tax debits. The increase in other deferred tax debits primarily resulted from recognizing the benefit of governmental grants and lease incentives associated with the relocation of our corporate headquarters earlier for tax purposes than for financial reporting purposes. In addition, deferred tax payables on our interest-only strips decreased by $5.6 million due to loan prepayment experience.

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

         Loan and lease receivables - Available for sale decreased $37.3 million or 39.3% due to the securitization of more loans than were originated during the period.

         Total liabilities increased $107.4 million, or 15.3%, to $807.0 million from $699.6 million at June 30, 2001 primarily due to increases in subordinated debt outstanding, accrued interest payable and other liabilities partially offset by a decrease in warehouse lines and other notes payable.

         During fiscal 2002 subordinated debt increased $117.8 million, or 21.9%, to $655.7 million due to sales of subordinated debt used to repay existing debt, to fund loan originations and our operations and for general corporate purposes including, but not limited to, repurchases of our outstanding common stock. Approximately $31.7 million of the increase in subordinated debt was due to the reinvestment of accrued interest on the subordinated debt. Subordinated debt was 12.1 times tangible equity at June 30, 2002, compared to
10.4 times as of June 30, 2001. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt. Warehouse lines and other notes payable decreased $42.6 million due to the lower balance of loan receivables held at June 30, 2002, and greater use of available cash to fund loans. Accrued interest payable increased $10.4 million, or 31.7%, to $43.1 million from $32.7 million at June 30, 2001 due to an increase in the level of subordinated debt outstanding partially offset by a decrease in average interest rates paid on debt.

         Deferred income taxes increased $4.2 million, or 13.5%, to $35.1 million from $31.0 million. This increase was mainly due to higher levels of debt for tax securitization structures in the first and second quarters of fiscal 2002. As debt for tax transactions, the tax liability on securitization gains is deferred and becomes payable in future periods as cash is received from securitization trusts. These structures created additional deferred tax credits of $22.1 million which were partially offset by an increase in our federal tax loss carryforward receivable of $11.9 million to a cumulative $31.3 million. In addition, miscellaneous deferred tax assets increased by $4.3 million and miscellaneous deferred tax credits decreased by $1.7 million resulting in a net increase of $6.0 million. The net operating loss carryforward will be utilized in future periods by structuring more securitization transactions as taxable transactions.

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio. See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total managed portfolio and managed REO measures to our balance sheet. See "-- Deferment and Forbearance Arrangements" for the amounts of previously delinquent loans subject to these deferment and forbearance arrangements which are not included in this table if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of a deferment or forbearance arrangement (dollars in thousands):


                                                                    June 30,
                                       --------------------------------------------------------------------
                                              2003                    2002                       2001
                                       -----------------        -----------------         -----------------
Delinquency by Type                      Amount      %             Amount     %              Amount     %
-------------------                    ----------  -----        ----------  -----         ----------  -----
Business Purpose Loans
Total managed portfolio ............   $  393,098               $  361,638                $  300,192
                                       ==========               ==========                ==========
Period of delinquency:
  31-60 days .......................   $    4,849   1.23%       $    2,449   0.68%        $    3,460   1.15%
  61-90 days .......................        4,623   1.18             1,648   0.46              1,837   0.61
  Over 90 days .....................       38,466   9.79            32,699   9.03             22,687   7.56
                                       ----------  -----        ----------  -----         ----------   ----
  Total delinquencies ..............   $   47,938  12.20%       $   36,796  10.17%        $   27,984   9.32%
                                       ==========  =====        ==========  =====         ==========   ====
REO ................................   $    5,744               $    6,220                $    4,530
                                       ==========               ==========                ==========

Home Equity Loans
Total managed portfolio ............   $3,249,501               $2,675,559                $2,223,429
                                       ==========               ==========                ==========
Period of delinquency:
  31-60 days .......................   $   48,332   1.49%       $   37,213   1.39%        $   16,227   0.73%
  61-90 days .......................       24,158   0.74            22,919   0.86             14,329   0.64
  Over 90 days .....................      108,243   3.33            72,918   2.72             47,325   2.13
                                       ----------  -----        ----------  -----         ----------   ----
  Total delinquencies ..............   $  180,733   5.56%       $  133,050   4.97%        $   77,881   3.50%
                                       ==========   ====        ==========   ====         ==========   ====
REO ................................   $   22,256               $   27,825                $   23,902
                                       ==========               ==========                ==========

Equipment Leases
Total managed portfolio ............   $    8,475               $   28,992                $   65,774
                                       ==========               ==========                ==========
Period of delinquency:
  31-60 days .......................   $      162   1.91%       $      411   1.42%        $      595   0.90%
  61-90 days .......................           83   0.98                93   0.32                206   0.31
  Over 90 days .....................          154   1.82               423   1.46                347   0.53
                                       ----------  -----        ----------  -----         ----------   ----
  Total delinquencies ..............   $      399   4.71%       $      927   3.20%        $    1,148   1.74%
                                       ==========   ====        ==========   ====         ==========   ====

Combined
Total managed portfolio ............   $3,651,074               $3,066,189                $2,589,395
                                       ==========               ==========                ==========
Period of delinquency:
  31-60 days .......................   $   53,343   1.46%       $   40,073   1.31%        $   20,282   0.78%
  61-90 days .......................       28,864   0.79            24,660   0.80             16,372   0.63
  Over 90 days .....................      146,863   4.02           106,040   3.46             70,359   2.72
                                       ----------  -----        ----------  -----         ----------   ----
  Total delinquencies ..............   $  229,070   6.27%       $  170,773   5.57%        $  107,013   4.13%
                                       ==========   ====        ==========   ====         ==========   ====
REO ................................   $   28,000   0.77%       $   34,045   1.11%        $   28,432   1.10%
                                       ==========   ====        ==========   ====         ==========   ====

Losses experienced during the
  period(a)(b):
  Loans ............................   $   29,507   0.89%       $   15,478   0.56%        $   10,886   0.50%
                                                    ====                     ====                      ====
  Leases ...........................          497   2.82%            1,415   3.20%             1,003   1.20%
                                       ----------   ====        ----------   ====         ----------   ====
  Total managed portfolio ..........   $   30,004   0.90%       $   16,893   0.60%        $   11,889   0.53%
                                       ==========   ====        ==========   ====         ==========   ====

(a) Percentage based on annualized losses and average managed portfolio.
(b) Losses recorded on our books were $16.8 million ($6.8 million from charge-offs through the provision for credit losses and $10.0 million for write downs of real estate owned) for the year ended June 30, 2003. Losses absorbed by loan securitization trusts were $13.2 million for fiscal 2003. Losses recorded on our books were $9.0 million ($4.4 million from charge-offs through the provision for loan losses and $4.6 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $7.9 million for fiscal 2002. Losses recorded on our books were $7.1 million ($4.0 million from charge-offs through the provision for loan losses and $3.1 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $4.8 million for fiscal 2001. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                                    June 30,
                                                   --------------------------------------
                                                     2003           2002            2001
                                                   -------        -------         -------
Delinquent loans and leases on balance sheet (a)   $ 5,412        $ 5,918         $ 3,382
% of on balance sheet loan and lease receivables     2.04%          10.5%            3.9%

Loans and leases in non-accrual status on
    balance sheet (b)..........................    $ 5,358        $ 6,991         $ 4,514
% of on balance sheet loan and lease receivables     2.02%          12.3%            5.1%

Allowance for losses on available for sale
    loans and leases...........................    $ 2,848        $ 3,705         $ 2,480
% of available for sale loans and leases.......       1.0%           6.0%            2.5%

Real estate owned on balance sheet.............    $ 4,776        $ 3,784         $ 2,322

----------
(a) Delinquent loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table. Included in total delinquencies are loans in non-accrual status of $5.0 million, $5.6 million, and $3.2 million at June 30, 2003, 2002 and 2001, respectively.

(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table.

         Deferment and Forbearance Arrangements. From time to time, borrowers are confronted with events, usually involving hardship circumstances or temporary financial setbacks that adversely affect their ability to continue payments on their loan. To assist borrowers, we may agree to enter into a deferment or forbearance arrangement. Prevailing economic conditions, which affect the borrower's ability to make their regular payments, may also have an impact on the value of the real estate or other collateral securing the loans, resulting in a change to the loan-to-value ratios. We may take these conditions into account when we evaluate a borrower's request for assistance for relief from their financial hardship.

         Our policies and practices regarding deferment and forbearance arrangements, like all of our collections policies and practices, are designed to manage customer relationships, maximize collections and avoid foreclosure (or repossession of other collateral, as applicable) if reasonably possible. We review and regularly revise these policies and procedures in order to enhance their effectiveness in achieving these goals. We permit exceptions to the policies and practices from time to time based on individual borrowers' situations.

        In a deferment arrangement, we make advances to a securitization trust on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. Based on our review of the borrower's current financial circumstances, the borrower must repay the advances and other payments and fees we make on the borrower's behalf either at the termination of the loan or on a monthly payment plan. Borrowers must provide a written explanation of their hardship, which generally requests relief from their loan payments. We review the borrower's current financial situation and based upon this review, we may create a payment plan for the borrower which allows the borrower to pay past due amounts over a period from 12 to 42 months, but not beyond the maturity date of the loan, in addition to making regular monthly loan payments. Each deferment arrangement must be approved by two of our managers. Deferment arrangements which defer two or more past due payments must also be approved by a senior vice president.

         Principal guidelines currently applicable to the deferment process are:
(i) the borrower may have up to six payments deferred during the life of the loan; (ii) no more than three payments may be deferred during a twelve-month period; and (iii) the borrower must have made a minimum of six payments on the loan and twelve months must have passed since the last deferment in order to qualify for a new deferment arrangement. Any deferment arrangement which includes an exception to our guidelines must be approved by the senior vice president of collections and an executive vice president. If the deferment arrangement is approved, a collector contacts the borrower regarding the approval and the revised payment terms.

         For borrowers who are two or more payments delinquent, we will consider using a forbearance arrangement if permitted under applicable state law. In a forbearance arrangement, we make advances to a securitization trust on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. We assess the borrower's current financial situation and based upon this assessment, we may create a payment plan for the borrower which generally allows the borrower to pay past due amounts over a longer period than a typical deferment arrangement, but not beyond the maturity date of the loan. We typically structure a forbearance arrangement to require the borrower to make payments of principal and interest equivalent to the original loan terms plus additional monthly payments, which in the aggregate represent the amount that we advanced to the securitization trust and other fees paid by us on behalf of the borrower. We currently require the borrower to provide written documentation outlining their financial hardship, and we offer these arrangements to borrowers who we believe have the ability to remit post-forbearance principal and interest payments in addition to the amounts advanced or paid by us. As part of the written forbearance agreement, the borrower must execute a deed in lieu of foreclosure. We retain the unrecorded deed until such time as the entire amount due under the forbearance agreement is repaid. If the borrower subsequently defaults before repaying the amount due under the forbearance agreement in full and becomes 60 days delinquent on principal and interest payments, we may elect to record the deed after providing proper notification to the borrower and a reasonable period of time to cure. Recording the deed in lieu of foreclosure gives us immediate legal title to the property without the need for further legal action.

         Principal guidelines currently applicable to the forbearance process are: (i) the subject loan should be at least six months old; (ii) the loan should be a minimum of three payments delinquent; and (iii) each forbearance arrangement must be approved by a manager, the senior vice president of collections and the senior vice president of asset allocation. Forbearance arrangements which defer ten or more past due payments, involve advances or other payments of more than $25,000 or include an exception to our guidelines must also be approved by an executive vice president.

         For delinquent borrowers with business purpose loans, we may enter into written forbearance agreements pursuant to which we do not obtain a deed in lieu of foreclosure. These arrangements typically allow the borrower to pay past due amounts over a period of 12-36 months, but not beyond the maturity date of the loan, and generally require the borrower to make a payment at the time of entering into the forbearance agreement.

         We do not enter into a deferment or forbearance arrangement based solely on the fact that a loan meets the criteria for one of the arrangements. Our use of any of these arrangements depends upon one or more of the following factors: our assessment of the individual borrower's current financial situation and reasons for the delinquency, a valuation of the real estate securing the loan and our view of prevailing economic conditions. Because deferment and forbearance arrangements are account management tools which help us to manage customer relationships, maximize collection opportunities and increase the value of our account relationships, the application of these tools generally is subject to constantly shifting complexities and variations in the marketplace. We attempt to tailor the type and terms of the arrangement we use to the borrower's circumstances, and we prefer to use deferment over forbearance arrangements, if possible.

         As a result of these arrangements, we reset the contractual status of a loan in our managed portfolio from delinquent to current based upon the borrower's resumption of making their loan payments. Generally, a loan remains current after a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement), and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, the account will generally be declared in default and collection actions resumed. See "Regulation -- Equal Credit Opportunity Fair Credit Reporting and Other Laws" and " Risk Factors -- The inquiry regarding our forbearance practices by the U.S. Attorney could result in concerns regarding our loan servicing and limit our ability to sell or service our loans, sell subordinated debt, or obtain additional credit facilities, which would hinder our ability to operate profitably and repay our subordinated debt, which could negatively impact the value of our common stock."

         The following table presents, as of the end of our last five quarters, information regarding loans under deferment and forbearance arrangements, which are reported as current loans if borrowers are current on principal and interest payments (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) and thus not included in delinquencies in the delinquency table. (dollars in thousands):

                                           Cumulative Unpaid Principal Balance
                                      ----------------------------------------------
                                                                                         % of
                                         Under            Under                         Managed
                                       Deferment       Forbearance      Total(a)       Portfolio
                                      ----------       -----------      -------        ---------
June 30, 2002.................         $64,958           $73,705       $138,663          4.52%
September 30, 2002............          67,282            76,649        143,931          4.50
December 31, 2002.............          70,028            81,585        151,613          4.55
March 31, 2003................          85,205            84,751        169,956          4.89
June 30, 2003.................         110,487            87,199        197,686          5.41

------------------------
  (a)Included in cumulative unpaid principal balance are loans with arrangements that were entered into longer than twelve months ago. At June 30, 2003, there was $64.6 million of cumulative unpaid principal balance under deferment arrangements and $47.4 million of cumulative unpaid principal balance under forbearance arrangements that were entered into prior to July 2002.

         Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At June 30, 2003 there was $28.7 million of cumulative unpaid principal balance under deferment arrangements and $51.5 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more.

         During the final six months of fiscal 2003, we experienced a pronounced increase in the number of borrowers under deferment arrangements and in light of the weakened economic environment we made use of deferment arrangements to a greater degree than in prior periods. We currently expect this condition to be temporary and will attempt to actively manage the loan accounts under deferment arrangements to maximize our chances for full recovery of the borrowed amount while still accommodating borrower needs during their period of hardship.

         The following table presents the amount of unpaid principal balance of loans that entered into a deferment or forbearance arrangement in each quarter of fiscal 2003 (dollars in thousands):

                                          Unpaid Principal Balance Impacted by
                                                      Arrangements
                                     ------------------------------------------------
                                                                                            % of
                                         Under             Under                           Managed
Quarter Ended:                         Deferment        Forbearance         Total         Portfolio
                                     --------------    --------------    ------------     -----------
September 30, 2002............          $11,619           $23,564          $35,183           1.10%
December 31, 2002.............           17,015            27,004           44,019           1.32
March 31, 2003................           37,117            28,051           65,168           1.87
June 30, 2003.................           44,840            18,064           62,904           1.72

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total managed portfolio were $229.1 million at June 30, 2003 compared to $170.8 million and $107.0 million at June 30, 2002 and 2001, respectively. Total delinquencies as a percentage of the total managed portfolio were 6.27% at June 30, 2003 compared to 5.57% and 4.13% at June 30, 2002 and 2001, respectively. The increase in delinquencies and delinquency percentages in fiscal 2003 and 2002 were mainly due to the impact on our borrowers of continued uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers and the seasoning of the managed portfolio. These factors have resulted in a significant increase in the usage of deferment and forbearance activities. In addition, the delinquency percentage has increased due to increased prepayment rates resulting from refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A decrease in the growth rate for the origination of new loans also contributed to the increase in the delinquency percentage in fiscal 2003 and 2002 from 2001. As the managed portfolio continues to season, and if our economy continues to lag or worsen, the delinquency rate may continue to increase. Delinquent loans and leases held as available for sale on our balance sheet decreased from $5.9 million at June 30, 2002 to $5.4 million at June 30, 2003.

         Real estate owned. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, decreased to $28.0 million, or 0.77% of the total managed portfolio at June 30, 2003 compared to $34.0 million, or 1.11% at June 30, 2002 and $28.4 million, or 1.10% at June 30, 2001. The decrease in the volume of REO was mainly due to a concerted effort by management to reduce the time a loan remains in seriously delinquent status until the sale of an REO property. The acceleration of the foreclosure process had caused a substantial increase in the balance of properties classified as REO during fiscal 2001 and fiscal 2002. We have implemented processes to decrease the cycle time in the disposition of REO properties. Part of this strategy includes bulk sales of REO properties as evidenced by the leveling of REO as a percentage of the managed portfolio. Reducing the time properties are carried reduces carrying costs for interest on funding the cost of the property, legal fees, taxes, insurance and maintenance related to these properties. As our portfolio seasons and if our economy continues to lag or worsen, the REO balance may increase. REO held by us on our balance sheet increased from $3.8 million at June 30, 2002 to $4.8 million at June 30, 2003 primarily due to repurchases of foreclosed loans from our mortgage securitization trusts.

         Loss experience. During the year ended June 30, 2003, we experienced net loan and lease charge-offs in the total managed portfolio of $30.0 million or 0.90% on an annualized basis. During the year ended June 30, 2002, we experienced net loan and lease charge-offs in the total managed portfolio of $16.9 million, or 0.60% of the total managed portfolio. During fiscal 2001, we experienced net loan and lease charge-offs in the total managed portfolio of $11.9 million, or 0.53% of the average total managed portfolio. Principal loss severity experience on delinquent loans generally has ranged from 10% to 30% of principal and loss severity experience on REO generally has ranged from 25% to 40% of principal. The increase in net charge-offs from the prior periods were due to a larger volume of loans that became delinquent, and or, were liquidated during the period as well as economic conditions and the seasoning of the managed portfolio. As noted above, we have attempted to reduce the time a loan remains in seriously delinquent status until the sale of an REO property in order to reduce carrying costs on the property. The increase in the charge-off percentage was partially offset by reductions in our carrying costs due to the acceleration of the timing of the disposition of REO. See "-- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on credit loss assumptions used to estimate the fair value of our interest-only strips and servicing rights compared to actual loss experience.

         Real estate values have generally experienced an increase in recent periods and their increases have exceeded the rate of increase of many other types of investments in the current economy. If in the future this trend reverses and real estate values begin to decline our loss severity could increase. See "Risk Factors -- A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could hinder our ability to attain profitable operations, limit our ability to repay our subordinated debt and negatively impact the value of our common stock" for further detail of the effect that declining real estate values could have on our business.

Interest Rate Risk Management

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in interest rate swap yields, one-month LIBOR yields and the interest rate spread between the effective rate of interest received on loans available for sale or securitized (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through interest rate to investors for interests issued in connection with securitizations. Profitability and financial performance is also sensitive to the impact of changes in interest rates on the fair value of loans which are expected to be sold in whole loan sales. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and maintain our profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans available for sale, interest-only strips, servicing rights and subordinated debt). We would address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible.

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

         A rising interest rate environment could unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by limiting our ability to sell loans at favorable premiums in whole loan sales, widening investor interest rate spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debt securities at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debt, and by reducing interest rate spreads on our securitized loans, which would reduce our cash flows. See "-- Liquidity and Capital Resources" for a discussion of both long-term and short-term liquidity.

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


                                                                       Amount Maturing After June 30, 2003
                                              -------------------------------------------------------------------------------------
                                                Months    Months     Months    Months     Months     There-                 Fair
                                               1 to 12   13 to 24   25 to 36  37 to 48   49 to 60    after      Total       Value
                                              --------  ---------  ---------  --------   --------   --------   --------   ---------
Rate Sensitive Assets:
Loans and leases available for sale (a) ...   $265,770   $     75   $     84   $    94    $   105    $  5,274   $271,402   $272,991
Interest-only strips ......................    146,273    119,532    113,746    96,530     76,825     272,298    825,204    598,278
Servicing rights ..........................     37,295     28,997     22,773    17,832     13,964      44,929    165,790    119,291
Investments held to maturity ..............        156        137        296       292         --          --        881        946

Rate Sensitive Liabilities:
Fixed interest rate borrowings ............   $321,961   $170,627   $157,813   $27,668    $14,998    $ 26,473   $719,540   $718,387
Average interest rate .....................      8.01%      9.07%      9.17%     9.68%      9.72%      11.26%      9.49%
Variable interest rate borrowings .........   $186,757   $     --   $     --   $    --    $    --    $     --   $186,757   $186,757
Average interest rate .....................      2.23%         --         --        --         --          --      2.23%

----------
(a) For purposes of this table, all loans and leases which qualify for securitization or whole loan sale are reflected as maturing within twelve months, since loans and leases available for sale are generally held for less than three months prior to securitization or whole loan sale.

         Loans Available for Sale. Gain on sale of loans may be unfavorably impacted to the extent we hold loans with fixed interest rates prior to their sale. See "-- Business Strategy" for a discussion of our intent to add adjustable rate mortgage loans to our loan product line.

         A significant variable affecting the gain on sale of loans in a securitization is the interest rate spread between the average interest rate on fixed interest rate loans and the weighted-average pass-through interest rate to investors for interests issued in connection with the securitization. Although the average loan interest rate is fixed at the time the loan is originated, the pass-through interest rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Generally, the period between loan origination and pricing of the pass-through interest rate is less than three months. If market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor could have a material adverse effect on our future results of operations and financial condition. We estimate that each 0.1% reduction in the interest rate spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.22%. See "-- Strategies for Use of Derivative Financial Instruments" for further detail of our interest rate risk management for available for sale loans.

         A significant variable affecting the gain on sale of fixed interest rate loans sold in whole loan sale transactions is the change in market interest rates between the date the loan was originated at a fixed rate of interest and the date the loan was sold in a whole loan sale. If market interest rates required by investors increase prior to sale of the loans, the premium expected on sale of the loans would be reduced. This factor could have a material adverse effect on our future results of operations and financial condition.

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At June 30, 2003, $115.1 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 3.5% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of June 30, 2003, the interest rate sensitivity for $44.5 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for Use of Derivative Financial Instruments" for further detail. In addition, the interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 Trust is managed by an interest rate cap which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. When originally recorded, approximately 90-95% of business loans and 80-85% of home equity loans in the total managed portfolio were subject to prepayment fees. Currently, approximately 50-55% of business loans and 60-65% of home equity loans in the total managed portfolio are subject to prepayment fees. However, higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. We perform revaluations of our interest-only strips and servicing rights on a quarterly basis. As part of the revaluation process, we monitor the assumptions used for prepayment rates against actual experience, economic conditions and other factors and we adjust the assumptions, if warranted. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further information regarding these assumptions and the impact of prepayments during this period.

         Subordinated Debt. We also experience interest rate risk to the extent that as of June 30, 2003 approximately $397.6 million of our liabilities were comprised of fixed interest rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded on subordinated debt increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

         Strategies for Use of Derivative Financial Instruments. All derivative financial instruments are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the statement of income in the period incurred.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain criteria are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately.

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

Hedging activity

         From time to time, we utilize derivative financial instruments in an attempt to mitigate the effect of changes in interest rates between the date loans are originated at fixed interest rates and the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced or the date the terms and pricing for a whole loan sale are fixed. Generally, the period between loan origination and pricing of the pass-through interest rate or whole loan sale is less than three months. Derivative financial instruments we use for hedging changes in fair value due to interest rate changes may include interest rate swaps, futures and forward contracts. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

          The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the items hedged is based on current pricing of these assets in a securitization or whole loan sale. Cash flow related to hedging activities is reported as it occurs. The effectiveness of our hedge relationships is continuously monitored. If highly effective correlation did not exist, the related gain or loss on the hedged item would no longer be recognized as an adjustment to income.

         Related to Loans Expected to Be Sold Through Securitizations. At the time the derivative contracts are executed, they are specifically designated as hedges of mortgage loans or our residual interests in mortgage loans in our mortgage conduit facility, which we would expect to be included in a term securitization at a future date. The mortgage loans and mortgage loans underlying residual interests in mortgage pools consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities matching the maturities of the pass-through certificates. We may hedge potential interest rate changes in interest rate swap yield curves with forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization.

         Related to Loans Expected to Be Sold Through Whole Loan Sale Transactions. We may also utilize derivative financial instruments in an attempt to mitigate the effect of changes in market interest rates between the date loans are originated at fixed interest rates and the date that the loans will be sold in a whole loan sale. At the time the derivative contracts are executed, they are specifically designated as hedges of mortgage loans or our residual interests in mortgage loans in our mortgage conduit facility, which we would expect to be included in a whole loan sale transaction at a future date. We may hedge the effect of changes in market interest rates with forward sale commitments, forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. On June 30, 2003, we entered into a forward sale agreement providing for the sale of $275.0 million of home equity mortgage loans at a price of 105.0%.

         Disqualified Hedging Relationship. The securitization market was not available to us in the fourth quarter of fiscal 2003. As a result, we realized that the expected high correlation between the changes in the fair values of the derivative contracts and the mortgage loans would not be achieved and discontinued hedge accounting. During the fourth quarter of fiscal 2003, $4.0 million of losses on $170.0 million notional amount of forward starting interest rate swaps previously designated as a hedge of mortgage loans expected to be securitized was charged to earnings. An offsetting increase of $3.7 million in the value of the hedged mortgage loans was recorded in earnings, representing the changes in value of the loans until the date that we learned that the securitization market was not available.

         We recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedging transactions or on disqualified hedging relationships for the years ended June 30, 2003, 2002 and 2001. Ineffectiveness related to qualified hedging relationships during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                    Year Ended June 30,
                                           ----------------------------------
                                              2003        2002        2001
                                           ----------  ----------  ----------
Offset by gains and losses recorded on
     securitizations:
Losses on derivative financial
     instruments......................... $  (3,806)    $ (9,401)   $ (4,343)

Offset by gains and losses recorded on
     the fair value of hedged items:
Losses on derivative financial
     instruments......................... $  (7,037)    $     --    $     --

Amount settled in cash - paid............ $  (5,041)    $ (9,401)   $ (4,343)

         At June 30, 2003, forward sale agreements and outstanding forward starting interest rate swap contracts accounted for as hedges and unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                           Notional       Unrealized
                                            Amount           Loss
                                       ---------------  ---------------

Forward sale agreement..............    $     275,000    $     --
Forward starting interest rate
   swaps............................    $          --    $ (6,776)(a)

(a) Represents the liability carried on the balance sheet at June 30, 2003 for previously recorded losses not yet settled in cash.


         There were no outstanding derivatives contracts accounted for as hedges at June 30, 2002 or 2001.

Trading activity

         Generally, we do not enter into derivative financial instrument contracts for trading purposes. However, we have entered into derivative financial instrument contracts which we have not designated as hedges in accordance with SFAS No. 133 and were therefore accounted for as trading assets or liabilities.

         Related to Loans Expected to Be Sold Through Securitizations. During fiscal 2003, we used interest rate swap contracts to protect the future securitization spreads on loans in our pipeline. Loans in the pipeline represent loan applications for which we are in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments. We believed there was a greater chance that market interest rates we would obtain on the subsequent securitization of these loans would increase rather than decline, and chose to protect the spread we could earn in the event of rising rates.

         However due to a decline in market interest rates during the period the derivative contracts were used to manage interest rate risk on loans in our pipeline, we recorded losses on forward starting interest rate swap contracts during the fiscal year ended June 30, 2003. The losses are summarized in the table below.

         Related to Loans Expected to Be Sold Through Whole Loan Sale Transactions. The $170.0 million notional amount of forward starting interest rate swap contracts carrying over from the disqualified hedging relationship discussed above are currently being utilized to manage the effect of changes in market interest rates on the fair value of fixed-rate mortgage loans that were previously expected to be sold in a fourth quarter securitization, but are now expected to be sold in whole loan sale transactions. We have elected not to designate these derivative contracts as an accounting hedge.

         We recorded the following gains and losses on the fair value of derivative financial instruments classified as trading for the year ended June 30, 2003. There were no derivative contracts classified as trading for the years ended June 30, 2002 and 2001 except those noted below to manage the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. (in thousands):


                Trading gains(losses) on forward
                     starting interest rate swaps:
                Related to loan pipeline........... $    (3,796)
                Related to whole loan sales........ $       441

                Amount settled in cash - paid...... $    (2,671)

         At June 30, 2003, outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans expected to be sold in whole loan sale transactions and the associated unrealized gains recorded as assets on the balance sheet are summarized in the table below. There were no open derivative contracts classified as trading for the years ended June 30, 2002 and 2001 except those noted below to manage the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. (in thousands):

                                           Notional       Unrealized
                                            Amount           Gain
                                       ---------------  ---------------

Forward starting interest rate
   swaps..........................        $170,000           $441

         The sensitivity of the forward starting interest rate swap contracts held as trading as of June 30, 2003 to a 0.1% change in market interest rates is $0.1 million.

         Related to Interest-only Strips. For fiscal years ended June 30, 2003 and 2002, respectively, we recorded net losses of $0.9 million and $0.7 million on an interest rate swap contract which is not designated as an accounting hedge. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract was due to decreases in the interest rate swap yield curve during the periods the contract was in place. Included in the $0.9 million net loss recorded in the fiscal year ended June 30, 2003, were unrealized gains of $0.1 million representing the net change in the fair value of the contract during the fiscal year and $1.0 million of cash losses paid during the fiscal year. Included in the $0.7 million net loss recorded in the fiscal year ended June 30, 2002, were unrealized losses of $0.5 million representing the net change in the fair value of the contract during the fiscal year and $0.2 million of cash losses paid during the fiscal year. The cumulative net unrealized loss of $0.3 million is included as a trading liability in Other liabilities. Terms of the interest rate swap contract at June 30, 2003 were as follows (dollars in thousands):

     Notional amount.................................  $   44,535
     Rate received - Floating (a)....................        1.18%
     Rate paid - Fixed...............................        2.89%
     Maturity date...................................  April.2004
     Unrealized loss.................................  $      334
     Sensitivity to 0.1% change in interest rates....  $       17
____________________________

(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.

         Derivative transactions are measured in terms of a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but is only used as a basis to determine fair value, which is recorded on the balance sheet and to determine interest and other payments between the counterparties. Our exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. We attempt to manage this exposure by limiting our derivative financial instruments to those traded on major exchanges and where our counterparties are major financial institutions. At June 30, 2003, we held no derivative financial instruments in a cumulative gain position.

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

Liquidity and Capital Resources

         Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash needs. We have used a substantial portion of our funding sources to build our managed portfolio and investments in securitization residual assets with the expectation that they will generate sufficient cash flows in the future to cover our operating requirements, including repayment of maturing subordinated debt. Our cash needs change as the mix of loan sales through securitization shifts to whole loan sales, as the managed portfolio grows, as our interest-only strips grow and release more cash, as subordinated debt matures, as operating expenses change and as revenues increase. Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our cash requirements include funding loan originations and capital expenditures, repaying existing subordinated debt, paying interest expense and operating expenses, and in connection with our securitizations, funding overcollateralization requirements and servicer obligations. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated).

         Initially, we finance our loans under several secured and partially committed credit facilities. These credit facilities are generally revolving lines of credit, which we have with several financial institutions that enable us to borrow on a short-term basis against our loans. We then securitize or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these revolving credit facilities.

         In fiscal 2003, we recorded a net loss of $29.9 million. The loss was due in part to our inability to complete our typical quarterly securitization of loans during the fourth quarter of our fiscal year. Also contributing to the loss was $45.2 million of net pre-tax charges for valuation adjustments (compared to $22.1 million of valuation adjustments in fiscal 2002) recorded on our securitization assets during the 2003 fiscal year. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the valuation adjustments.

         Our short term liquidity was negatively impacted by several recent events. Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 contributed to our loss for fiscal 2003 and adversely impacted our short-term liquidity position. In addition, further advances under a non-committed portion of one of our credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. Additionally, on August 20, 2003, this credit facility was amended and, among other changes, the non-committed portion was eliminated. We also had a $300.0 million mortgage conduit facility with a financial institution that enabled us to sell our loans into an off-balance sheet facility, which expired pursuant to its terms on July 5, 2003. At June 30, 2003, of the $516.1 million in revolving credit and conduit facilities available to us, $453.4 million was drawn upon. At September 19, 2003, of the $117.0 million in revolving credit facilities available to us, $102.3 million was drawn upon. Our revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003 (and $14.7 million of unused capacity at September 19, 2003), which significantly reduced our ability to fund future loan originations until we sell existing loans, extend or expand existing credit facilities, or add new credit facilities. In addition, we have temporarily discontinued sales of new subordinated debt, which further impaired our liquidity.

         As a result of these liquidity issues, since June 30, 2003, we substantially reduced our loan origination volume. From July 1, 2003 through August 31, 2003, we originated $85.7 million of loans, which represents a significant reduction as compared to originations of $245.8 million of loans for the same period in fiscal 2003. Our inability to originate loans at previous levels may adversely impact the relationships our subsidiaries have or are developing with their brokers and our ability to retain employees. As a result of the decrease in loan originations and liquidity issues described above, we anticipate incurring a loss for the first quarter of fiscal 2004. The amount of the loss will depend, in part, upon our ability to complete a securitization prior to September 30, 2003 and, if completed, the size and terms of the securitization. Further, we can provide no assurances that we will be able to sell our loans, extend existing facilities or expand or add new credit facilities. If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due. Even if we are able to obtain adequate financing, our inability to securitize our loans could hinder our ability to operate profitably in the future and repay our subordinated debt when due.

         We undertook specific remedial actions to address short-term liquidity concerns including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through September 17, 2003, we sold approximately $482.9 million (which includes $221.9 million of loans sold by the expired mortgage conduit facility) of loans through whole loan sales. We are continuing the process of selling our loans. We also suspended paying quarterly cash dividends on our common stock.

         As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain of the financial covenants under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, of which $100.0 million was non-committed) and we requested and obtained waivers of these requirements from our lenders. See "-- Credit Facilities." The lender under the $50.0 million warehouse credit facility has granted us a waiver for our non-compliance with a financial covenant in that credit facility through September 30, 2003. This facility was amended to reduce the available credit to $8.0 million and the financial covenants were replaced with new covenants with which we are currently in compliance.

         We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the termination date of this facility from November 2003 to September 30, 2003. Our ability to repay this facility upon termination is dependent on our ability to refinance the loans in one of our new facilities or our sale of loans currently warehoused in the terminating facility by September 30, 2003.

         In addition, if the anticipated loss for the first quarter of fiscal 2004 described above results in our non-compliance with any financial covenants, we intend to seek the appropriate waivers. There can be no assurances that we will obtain any of these waivers.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (which condition would be satisfied by the closing of the $225.0 million facility described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debt commencing with the quarter ending March 31, 2004; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. Prior to the closing of the second facility, our borrowing capacity on this $200.0 million credit facility is limited to $80.0 million. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio at the end of each fiscal quarter of less than 12.0%, our subordinated debt not to exceed $705.0 million at any time, our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003.

         On September 22, 2003, we executed a commitment letter for a mortgage warehouse credit facility with a warehouse lender, which consists of a senior secured revolving credit facility of up to $225.0 million to fund loan originations and a secured last out revolver facility up to $25.0 million. The commitment letter is subject to certain conditions, including, among other things: (i) entering into definitive agreements, except as provided in the commitment letter; (ii) the absence of a material adverse change in the business, operations, property, condition (financial or otherwise) or prospects of us or our affiliates; and (iii) our receipt of another credit facility in an amount not less that $200.0 million, subject to terms and conditions acceptable to this lender (which condition is satisfied by the new $200.0 million facility described above). The commitment letter provides that these facilities will have a term of three years with an interest rate on amounts outstanding under the $225.0 million portion of the credit facility equal to the greater of one-month LIBOR plus a margin or the difference between the yield maintenance fee (as defined in the commitment letter) and the one-month LIBOR plus a margin. Advances under this facility would be collateralized by substantially all of our present and future assets including pledged loans and a security interest in substantially all of our interest-only strips and residual interests which will be contributed to a special purpose entity organized by us to facilitate this transaction. We also agreed to pay fees of approximately $14.6 million annually plus a nonusage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility and the lender's out-of-pocket expenses.

         We anticipate that these facilities will be subject to representations and warranties, events of default and covenants which are customary for facilities of this type, as well as our agreement to: (i) maintain sales or renewals of our subordinated debt securities of $10.0 million per month;
(ii) restrict total principal and interest outstanding on our subordinated debt to $750.0 million or less; (iii) make quarterly reductions commencing in April 2004 of an amount of subordinated debt outstanding to be determined; (iv) maintain maximum interest rates payable on subordinated debt securities not to exceed 10 percentage points above comparable rates for FDIC insured products; and (v) the lender's receipt of our audited financial statements for the period ended June 30, 2003. The definitive agreements will grant the lender an option at any time after the first anniversary of entering into the definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees payable by us plus additional interest as may be required by the institutions or investors providing the lender with these additional funds. The commitment letter requires that we enter into definitive agreements not later than October 17, 2003. While we anticipate that we will close this transaction prior to such date, we cannot assure you that these negotiations will result in definitive agreements or that such agreements, as negotiated, will be on terms and conditions acceptable to us. In the event we are unable to close these facilities or another facility within the time frame provided under the new $200.0 million credit facility described above, the lender on that facility would be under no obligation to make further advances under the terms of that facility and outstanding advances would have to be repaid over a period of time.

         During the first quarter of fiscal 2004, we explored a number of strategic alternatives to address these liquidity issues in the event we are unable to borrow under the new $200.0 million credit facility, close the $250.0 million credit facilities or obtain alternative financing. In the event we were unable to obtain the additional credit facilities necessary to operate our business, we developed a contingent business plan (described more fully under "-- Recent Developments -- Business Strategy Adjustments") which contemplates, among other things, the sale of $100 million principal amount of additional subordinated debt through March 2004 and the renewal of approximately 50% of outstanding subordinated debt upon maturity. We believe that this contingent business plan addresses our liquidity issues and may permit us to restructure our operations, if necessary, without the receipt of an expanded or additional credit facility. There can be no assurance that our contingent business plan will be successful or that it will enable us to repay our subordinated debt when due.

         The following discussion of liquidity and capital resources should be read in conjunction with the discussion contained in "-- Application of Critical Accounting Policies." When loans are sold through a securitization, we retain the rights to service the loans. Servicing loans obligates us to advance interest payments for delinquent loans under certain circumstances and allows us to repurchase a limited amount of delinquent loans from securitization trusts. See "-- Off-Balance Sheet Arrangements," "-- Off-Balance Sheet Arrangements -- Securitizations" and "-- Off-Balance Sheet Arrangements -- Trigger Management" for more information on how the servicing of securitized loans affects requirements on our capital resources and cash flow.

         Cash flow from operations, the issuance of subordinated debt and lines of credit fund our operating cash needs. We expect these sources of funds to be sufficient to meet our cash needs. Loan originations are funded through borrowings against warehouse credit facilities and sales into an off-balance sheet facility. Each funding source is described in more detail below.

         Cash flow from operations. One of our corporate goals is to achieve positive cash flow from operations. However, we cannot be certain that we will achieve our projections regarding declining negative cash flow or positive cash flow from operations. The achievement of this goal is dependent on our ability to successfully implement our business strategy and on the following items:

         o Manage the mixture of whole loan sales and securitization transactions to maximize cash flow and economic value;

         o Manage levels of securitizations to maximize cash flows received at closing and subsequently from interest-only strips and servicing rights;

         o Maintain a portfolio of mortgage loans which will generate income and cash flows through our servicing activities and the residual interests we hold in the securitized loans;

         o Build on our established approaches to underwriting loans, servicing and collecting loans and managing credit risks in order to control delinquency and losses;

         o Continue to identify and invest in technology and other efficiencies to reduce per unit costs in our loan origination and servicing process; and

         o   Control overall expense levels.

         Historically, our cash flow from operations has been negatively impacted by a number of factors. The growth of our loan originations negatively impacts our cash flow from operations because we incur the cash expenses of the origination, but generally do not recover the cash outflow from these origination expenses until we securitize or sell the underlying loans. With respect to loans securitized, we may be required to wait more than one year to begin recovering the cash outflow from loan origination expenses through cash inflows from our residual assets retained in securitization. A second factor, which could negatively impact our cash flow, is an increase in market interest rates. If market interest rates increase, the premiums we would be paid on whole loan sales could be reduced and the interest rates that investors will demand on the certificates issued in future securitizations will increase. The increase in interest rates paid to investors reduces the cash we will receive from interest-only strips created in future securitizations. Although we may have the ability in a rising interest rate market to charge higher loan interest rates to our borrowers, competition, laws and regulations and other factors may limit or delay our ability to do so.

         Cash flow from operations for the year ended June 30, 2003 was a negative $285.4 million compared to negative $13.3 million for fiscal 2002. Negative cash flow from operations increased $272.1 million for the year ended June 30, 2003 mainly due to our inability to complete a securitization in the fourth quarter of fiscal 2003. At June 30, 2003 we carried $271.4 million of loans available for sale, compared to $57.7 million at June 30, 2002. We also carried a receivable of $26.7 million for the proceeds on loans sold in a whole loan sale transaction, which closed on June 30, 2003, but settled in cash on July 1, 2003. Also contributing to the increase in negative cash flow for fiscal 2003 was an increase in the amount of delinquent loans repurchased from securitization trusts in order to avoid delinquency and loss triggers and the funding of $3.8 million in initial overcollateralization from the proceeds of our December 2002 securitization and $6.8 million on our fourth quarter of fiscal 2003 sales to a mortgage conduit facility. Increases in the cash flow from interest-only strips in fiscal 2003 were offset by increases in operating expenses, mainly general and administrative expenses to service and collect the larger managed portfolio.

         The amount of cash we receive and the amount of overcollateralization we are required to fund at the closing of our securitizations and the amount of cash we receive as gains on whole loan sales are dependent upon a number of factors including market factors over which we have no control. Although we expect negative cash flow from operations to continue and fluctuate in the foreseeable future, our goal is to reduce our negative cash flow from operations from historical levels. We believe that if our projections based on our business strategy prove accurate, our cash flow from operations will become positive. However, negative cash flow from operations in fiscal 2004 may continue due to the nature of our operations and the timing to implement our business strategy. We generally expect the level of cash flow from operations to fluctuate.

         As was previously discussed, during the seven quarters ended June 30, 2003, our actual prepayment experience on our managed portfolio was generally higher than our average historical levels for prepayments. Prepayments result in decreases in the size of our managed portfolio and decreases in the expected future cash flows to us from our interest-only strips and servicing rights. However, due to the favorable interest rate spreads, favorable initial overcollateralization requirements and levels of cash received at closing on our more recent securitizations we do not believe our recent increase in prepayment experience will have a significant impact on our aggregate expected cash flows from operations in the future.

         Other factors could negatively affect our cash flow and liquidity such as increases in mortgage interest rates, legislation or other economic conditions which may make our ability to originate loans more difficult. As a result, our costs to originate loans could increase or our volume of loan originations could decrease.

         Contractual obligations. Following is a summary of future payments required on our contractual obligations as of June 30, 2003 (in thousands):

                                                            Payments Due by Period
                                     ---------------------------------------------------------------

                                                     Less than      1 to 3      4 to 5     More than
Contractual Obligations                 Total          1 year        years       years      5 years
--------------------------------      ----------     ---------     --------     -------    ---------

Subordinated debt..............       $  719,540     $ 321,960     $328,440     $42,666     $26,474
Accrued interest - subordinated
   debt (a) ...................           45,283        21,635       17,657       2,360       3,631
Warehouse and operating lines
   of credit...................          212,109       212,109           --          --          --
Capitalized lease (b)..........              807           319          488          --          --
Operating leases (c)...........           56,123         1,420       10,415      10,755      33,533
Services and equipment (d).....            7,331         7,331           --          --          --
                                      ----------     ---------     --------     -------     -------
Total obligations..............       $1,041,193     $ 564,774     $357,000     $55,781     $63,638
                                      ==========     =========     ========     =======     =======

(a) This table reflects interest payment terms elected by subordinated debt holders as of June 30, 2003. In accordance with the terms of the subordinated debt offering, subordinated debt holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(b)  Amounts include principal and interest.
(c)  Amounts include lease for office space.
(d) Amounts related to the relocation of our corporate headquarters. The provisions of the lease, local and state grants will provide us with reimbursement of a substantial amount of these payments.

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

         The following is a description of the warehouse and operating lines of credit and mortgage conduit facilities, which were available to us at June 30, 2003 (in thousands):

                                                                                      Amount           Amount
                                                                       Facility    Utilized On-     Utilized Off-
                                                                        Amount     Balance Sheet    Balance Sheet
                                                                       --------    -------------    -------------
Revolving credit and conduit facilities:
Mortgage conduit facility, expiring July 2003 (a)                      $300,000       $     Na         $267,488
Warehouse revolving line of credit, expiring November 2003 (b)          200,000        136,098               Na
Warehouse and operating revolving line of credit, expiring
December 2003 (c)                                                        50,000         30,182               Na
Warehouse revolving line of credit, expiring October 2003 (d)            25,000         19,671               Na
Operating revolving line of credit, expiring January 2004 (e)             5,000             --               Na
                                                                       --------       --------         --------

Total revolving credit facilities                                       580,000        185,951          267,488
Other facilities:
Capitalized leases, maturing January 2006 (f)                               807            807               Na
                                                                       --------       --------         --------
Total credit facilities                                                $580,807       $186,758         $267,488
                                                                       ========       ========         ========

-------------------------------------
Na - not applicable for facility

(a) $300.0 million mortgage conduit facility. The facility provided for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. This facility expired pursuant to its terms on July 5, 2003. See "-- Application of Critical Accounting Policies" for further discussion of the off-balance sheet features of this facility.

(b) $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of this facility was continuously committed for the term of the facility while the remaining $100.0 million of the facility was available at Credit Suisse's discretion. Subsequent to June 30, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to no later than September 30, 2003. The interest rate on the facility is based on one-month LIBOR plus a margin. Advances under this facility are collateralized by pledged loans.

(c) $50.0 million warehouse and operating credit facility with JPMorgan Chase Bank which includes a sublimit for a letter of credit to secure lease obligations for corporate office space. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. The amount of the letter of credit was $8.0 million at June 30, 2003 and will vary over the term of the lease. Obligations under the facility are collateralized by pledged loans, REO, and advances to securitization trusts. Advances on this line for general operating purposes are limited to $5.0 million and are collateralized by our Class R Certificates of the ABFS Mortgage Loan Trusts 1997-2, 1998-1 and 1998-3.

(d) $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. Interest rates on the advances are based on one-month LIBOR plus a margin. The obligations under this agreement are collateralized by pledged loans.

(e) $5.0 million revolving line of credit facility from Firstrust Savings Bank. The obligations under this facility are collateralized by the cash flows from our investments in the ABFS 99-A lease securitization trust and Class R and X certificates of the ABFS Mortgage Loan Trust 2001-2. The interest rate on the advances from this facility is one-month LIBOR plus a margin.

(f) Capitalized leases, imputed interest rate of 8.0%, collateralized by computer equipment.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (which condition would be satisfied by the closing of the $225.0 million facility described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debt commencing with the quarter ending March 31, 2004; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. Prior to the closing of the second facility, our borrowing capacity on this $200.0 million credit facility is limited to $80.0 million. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio at the end of each fiscal quarter of less than 12.0%, our subordinated debt not to exceed $705.0 million at any time, our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003.

         On September 22, 2003, we executed a commitment letter for a mortgage warehouse credit facility with a warehouse lender, which consists of a senior secured revolving credit facility of up to $225.0 million to fund loan originations and a secured last out revolver facility up to $25.0 million. The commitment letter is subject to certain conditions, including, among other things: (i) entering into definitive agreements, except as provided in the commitment letter; (ii) the absence of a material adverse change in the business, operations, property, condition (financial or otherwise) or prospects of us or our affiliates; and (iii) our receipt of another credit facility in an amount not less that $200.0 million, subject to terms and conditions acceptable to this lender (which condition is satisifed by the new $200.0 million facility described above). The commitment letter provides that these facilities will have a term of three years with an interest rate on amounts outstanding under the $225.0 million portion of the credit facility equal to the greater of one-month LIBOR plus a margin or the difference between the yield maintenance fee (as defined in the commitment letter) and the one-month LIBOR plus a margin. Advances under this facility would be collateralized by substantially all of our present and future assets including pledged loans and a security interest in substantially all of our interest-only strips and residual interests which will be contributed to a special purpose entity organized by us to facilitate this transaction. We also agreed to pay fees of approximately $14.6 million annually plus a nonusage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility and the lender's out-of-pocket expenses.

         We anticipate that these facilities will be subject to representations and warranties, events of default and covenants which are customary for facilities of this type, as well as our agreement to: (i) maintain sales or renewals of our subordinated debt securities of $10.0 million per month; (ii) restrict total principal and interest outstanding on our subordinated debt to $750.0 million or less; (iii) make quarterly reductions commencing in April 2004 of an amount of subordinated debt outstanding to be determined; (iv) maintain maximum interest rates payable on subordinated debt securities not to exceed 10 percentage points above comparable rates for FDIC insured products; and (v) the lender's receipt of our audited financial statements for the period ended June 30, 2003. The definitive agreements will grant the lender an option at any time after the first anniversary of entering into the definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees payable by us plus additional interest as may be required by the institutions or investors providing the lender with these additional funds. The commitment letter requires that we enter into the definitive agreements not later than October 17, 2003. While we anticipate that we will close this transaction prior to such date, we cannot assure you that these negotiations will result in definitive agreements or that such agreements, as negotiated, will be on terms and conditions acceptable to us. In the event we are unable to close these facilities or another facility within the time frame provided under the new $200.0 million credit facility described above, the lender on that facility would be under no obligation to make further advances under the terms of that facility and outstanding advances would have to be repaid over a period of time.

         The warehouse credit agreements require that we maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio of limits that we must meet as a condition to drawing on a particular line of credit. As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain of the financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, of which $100.0 million was non-committed). Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the lender, entitles the lender to, among other things, terminate commitments to make future advances to us, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities would result in defaults pursuant to cross-default provisions of our other agreements, including but not limited to, other loan agreements, lease agreements and other agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers would have a material adverse effect on our liquidity and capital resources. We have requested and obtained waivers from these covenant provisions from both lenders. The lender under the $50.0 million warehouse credit facility has granted us a waiver for our non-compliance with a financial covenant in that credit facility through September 30, 2003. This facility was amended to reduce the available credit to $8.0 million and the financial covenants were replaced with new covenants. We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the termination date of this facility from November 2003 to September 30, 2003. Our ability to repay this facility upon termination is dependent on our ability to refinance the loans in one of our new facilities or our sale of loans currently warehoused in the terminating facility by September 30, 2003. In addition, if the anticipated loss for the first quarter of fiscal 2004 described above results in our non-compliance with any financial covenants, we intend to seek the appropriate waivers. There can be no assurances that we will obtain any of these waivers.

         Some of our financial covenants in other credit facilities have minimal flexibility and we cannot say with certainty that we will continue to comply with the terms of all debt covenants. There can be no assurance as to whether or in what form a waiver or modification of these agreements would be granted us.

         Subordinated debt securities. The issuance of subordinated debt funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund growth and to partially fund maturities of subordinated debt. In addition, at times we may elect to utilize proceeds from the issuance of subordinated debt to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During fiscal 2003, subordinated debt increased by $63.8 million, net of redemptions compared to an increase of $117.8 million in fiscal 2002. The reduction in the level of subordinated debt sold was a result of our focus on becoming cash flow positive and reducing our reliance on subordinated debt.

         We registered $315.0 million of subordinated debt under a registration statement, which was declared effective by the SEC on October 3, 2002. Of the $315.0 million, $121.3 million of this debt was unsold as of June 30, 2003.
In June 2003, we filed a new registration statement with the SEC to register an additional $295.0 million of subordinated debt.

         We intend to meet our obligation to repay such debt and interest as it matures with cash flow from operations, cash flows from interest-only strips and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect operations. Our unrestricted cash balances are sufficient to cover approximately 8.9% of the $343.6 million of subordinated debt and accrued interest maturities due within one year. Unrestricted cash balances were $30.5 million at June 30, 2003, compared to $99.6 million at June 30, 2002.

         The current low interest rate environment has provided an opportunity to reduce the interest rates offered on our subordinated debt. The weighted-average interest rate of our subordinated debt issued in the month of June 2003 was 7.49%, compared to debt issued in June 2002, which had a weighted-average interest rate of 8.39%. Debt issued at our peak rate, which was in February 2001, was at a rate of 11.85%. Our ability to further decrease the rates offered on subordinated debt, or maintain the current rates, depends on market interest rates and competitive factors among other circumstances. The weighted average remaining maturity of our subordinated debt at June 2003 was
19.5 months compared to 17.2 months at June 2002.

         Sales into special purpose entities and off-balance sheet facilities. We rely significantly on access to the asset-backed securities market through securitizations to provide permanent funding of our loan production. We also retain the right to service the loans. Residual cash from the loans after required principal and interest payments are made to the investors provides us with cash flows from our interest-only strips. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt and our operating cash needs. See "-- Off-Balance Sheet Arrangements" for further detail of our securitization activity and effect of securitizations on our liquidity and capital resources.

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

         In February 2003, we awarded 2,000 shares of our common stock to each of Warren E. Palitz and Jeffrey S. Steinberg, as newly appointed members of our Board of Directors.

         We employ members of the immediate family of two of our directors and executive officers in various executive and other positions. We believe that the salaries we pay these individuals are competitive with salaries paid to other employees in similar positions in our organization and in our industry.

         In fiscal 2003, Lanard & Axilbund, Inc., a real estate brokerage and management firm in which our Director, Mr. Sussman, was a partner and is now Chairman Emeritus, acted as our agent in connection with the lease of our new corporate office space. As a result of this transaction, Lanard & Axilbund, Inc. has received commissions from the landlord of the new corporate office space. We believe the amount of this commission is consistent with market and industry standards. Additionally, as part of our agreement with Lanard & Axilbund, Inc., they have reimbursed us for some of our costs related to finding new office space including some of our expenses related to legal services, feasibility studies and space design.

         Additionally, we have business relationships with other related parties, including family members of two of our directors and executive officers, through which we have, from time to time, purchased appraisal services, office equipment and real estate advisory services. None of our related party transactions, individually or collectively, are material to our results of operations.

Reconciliation of Non-GAAP Financial Measures

        This document contains non-GAAP financial measures. For purposes of the SEC's Regulation G, a non-GAAP financial measure is a numerical measure of a registrant's historical or future financial performance, financial position or cash flow that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in our statement of income, balance sheet or statement of cash flows (or equivalent statement); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this regard, GAAP refers to accounting principles generally accepted in the United States of America. Pursuant to the requirements of Regulation G, following is a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

         We present certain financial ratios to measure balance sheet leverage relationships that include or exclude items from GAAP based financial ratios consistent with common industry practices. Additionally, some ratios are adjusted in order to isolate secured items such as secured debt or overcollateralization, which is secured by loan principal in securitization trusts, from unsecured items. Management believes these measures enhance the users' overall understanding of our current financial performance and prospects for the future and that these measures help in understanding the risk characteristics of certain significant balance sheet amounts and how their proportions to equity change over time. The following tables reconcile the ratios presented in "Balance Sheet Information -- Balance Sheet Data" to GAAP basis measures (dollars in thousands):


                                                  June 30,
Total liabilities to tangible     ----------------------------------------
     equity:                         2003           2002           2001
                                  ----------     ----------     ----------

Total liabilities ..............  $1,117,282      $806,997       $699,625

Equity .........................      42,069        69,378         66,862
Less: Goodwill .................     (15,121)      (15,121)       (15,121)
                                  ----------      --------       --------
     Tangible equity ...........  $   26,948      $ 54,257       $ 51,741
                                  ==========      ========       ========

Total liabilities to tangible
   equity ......................        41.5 x        14.9 x         13.5 x
                                  ==========      ========       ========
Liabilities/equity .............        26.6 x        11.6 x         10.5 x
                                  ==========      ========       ========


Adjusted debt to tangible
     equity:

Total liabilities ..............  $1,117,282      $806,997       $699,625
Less: Cash .....................     (47,475)     (108,599)       (91,092)
Less: Warehouse lines ..........    (212,916)       (8,486)       (51,064)
Less: Loans in process .........     (35,187)      (29,866)       (29,130)
                                  ----------      --------       --------
                                     821,704       660,046        528,339

Equity .........................      42,069        69,378         66,862
Less: Goodwill .................     (15,121)      (15,121)       (15,121)
                                  ----------      --------       --------
     Tangible equity ...........  $   26,948      $ 54,257       $ 51,741
                                  ==========      ========       ========

Adjusted debt to tangible
   equity ......................        30.5 x        12.2 x         10.2 x
                                  ==========      ========       ========
Liabilities/equity .............        26.6 x        11.6 x         10.5 x
                                  ==========      ========       ========

Subordinated debt to tangible                      June 30,
     equity:                       ---------------------------------------
                                      2003          2002           2001
                                   ----------    ----------     ----------
Subordinated debt ..............    $719,540      $655,720       $537,950

Equity .........................      42,069        69,378         66,862
Less: Goodwill .................     (15,121)      (15,121)       (15,121)
                                    --------      --------       --------
   Tangible equity .............    $ 26,948      $ 54,257       $ 51,741
                                    ========      ========       ========

Subordinated debt to tangible
   equity ......................        26.7 x        12.1 x         10.4 x
                                    ========      ========       ========
Liabilities/equity .............        26.6 x        11.6 x         10.5 x
                                    ========      ========       ========




Interest-only strips to adjusted
     tangible equity:


Interest-only strips ...........    $598,278      $512,611       $398,519
Less: Overcollateralization ....    (210,719)     (160,079)      (119,000)
                                     387,559       352,532        279,519

Equity .........................      42,069        69,378         66,862
Less: Goodwill .................     (15,121)      (15,121)       (15,121)
                                    --------      --------       --------
     Tangible equity ...........      26,948        54,257         51,741

Plus: Subordinated debt with
   remaining maturity
   >5 years ....................      26,474        27,629         28,637
                                    --------      --------       --------
                                    $ 53,422      $ 81,886       $ 80,378
                                    ========      ========       ========

Interest-only strips to adjusted
     tangible equity ...........         7.3 x         4.3 x          3.5 x
                                    ========      ========       ========
Interest-only strips/equity ....        14.2 x         7.4 x          6.0 x
                                    ========      ========       ========

         We present managed portfolio and managed real estate owned, referred to as REO, information. Management believes these measures enhance the users' overall understanding of our current financial performance and prospects for the future because the volume and credit characteristics of off-balance sheet securitized loan and lease receivables have a significant effect on our financial performance as a result of our retained interests in the securitized loans. Retained interests include interest-only strips and servicing rights. In addition, because the servicing and collection of our off-balance sheet securitized loan and lease receivables are performed in the same manner and according to the same standards as the servicing and collection of our on-balance sheet loan and lease receivables, certain of our resources, such as personnel and technology, are allocated based on their pro rata relationship to the total managed portfolio and total managed REO. The following tables reconcile the managed portfolio measures presented in "-- Managed Portfolio Quality" and "Selected Financial Information." (dollars in thousands):

June 30, 2003:                                         Delinquencies
-----------------------------------------------------------------------
                                                     Amount          %
                                                    --------       ----
On-balance sheet loan and lease
     receivables..................  $  265,764      $  5,412       2.04%
Securitized loan and lease
  receivables.....................   3,385,310       223,658       6.61%
                                    ----------      --------
Total Managed Portfolio...........  $3,651,074      $229,070       6.27%
                                    ==========      ========

On-balance sheet REO..............  $    4,776
Securitized REO...................      23,224
                                    ----------
Total Managed REO.................  $   28,000
                                    ==========


June 30, 2002:                                         Delinquencies
------------------------------------------------------------------------
                                                     Amount          %
                                                    --------       -----
On-balance sheet loan and
  lease receivables...............  $   56,625      $  5,918       10.45%
Securitized loan and lease
  receivables.....................   3,009,564       164,855        5.48%
                                    ----------      --------
Total Managed Portfolio...........  $3,066,189      $170,773        5.57%
                                    ==========      ========

On-balance sheet REO..............  $    3,784
Securitized REO...................      30,261
                                    ----------
Total Managed REO.................  $   34,045
                                    ==========


June 30, 2001:                                         Delinquencies
-----------------------------------------------------------------------
                                                     Amount          %
                                                    --------       ----
On-balance sheet loan and
  lease receivables...............  $   87,899      $  3,382       3.85%
Securitized loan and lease
  receivables.....................   2,501,496       103,631       4.14%
                                    ----------      --------
Total Managed Portfolio...........  $2,589,395      $107,013       4.13%
                                    ==========      ========

On-balance sheet REO..............  $    2,323
Securitized REO...................      26,109
                                    ----------
Total Managed REO.................  $   28,432
                                    ==========


Office Facilities

         We presently lease office space for our corporate headquarters in Philadelphia, Pennsylvania. Our corporate headquarters was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. The lease for the Bala Cynwyd facility has expired. The current lease term for the Philadelphia facility expires in June 2014. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $4.2 million. We have entered into contracts, or may engage parties in the future, related to the relocation of our corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. The provisions of the lease and local and state grants will provide us with reimbursement of a substantial amount of our costs related to the relocation, subject to certain conditions and limitations. We do not believe our unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to our operations.

         The lease requires us to maintain a letter of credit in favor of the landlord to secure our obligations to the landlord throughout the term of the lease. The amount of the letter of credit is $8.0 million and declines over time to $4.0 million. The letter of credit is currently issued by JPMorgan Chase Bank under our $8.0 million facility with JPMorgan Chase Bank.

         We continue to lease some office space in Bala Cynwyd under a five-year lease expiring in November 2004 at an annual rental of approximately $0.7 million. We perform our loan servicing and collection activities at this office, but expect to relocate these activities to our Philadelphia office.

         In May 2003, we moved our regional processing center to a different location in Roseland, New Jersey. We also lease the office space in Roseland, New Jersey and the nine-year lease expires in January 2012. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million. The expenses and cash outlay related to the relocation were not material to our operations.

Recent Accounting Pronouncements

         The following description should be read in conjunction with the significant accounting policies, which have been adopted and are set forth in
Note 1 of the June 30, 2003 Consolidated Financial Statements.

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

         Based on the requirements of this guidance for the year ended June 30, 2003, we have recorded a $0.7 million liability in conjunction with the sale of mortgage loans to the ABFS 2003-1 securitization trust which occurred in March 2003. This liability represents the fair value of periodic interest advances that we, as servicer of the securitized loans, are obligated to pay on behalf of delinquent loans in the trust. The recording of this liability reduces the gain on sale recorded for the securitization. We would expect to record a similar liability for any subsequent securitization as it occurs. The amount of the liability that will be recorded is dependent mainly on the volume of loans we securitize, the expected performance of those loans and the interest rate of the loans. In the year ended June 30, 2003, the adoption of FIN 45 reduced net income by approximately $0.4 million and diluted earnings per share by $0.14. See Note 14 of the Consolidated Financial Statements for further detail of this obligation.

         In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. We plan to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on our financial condition or results of operations. We have adopted the new standard related to disclosure in the interim period beginning January 1, 2003. See Notes 1 and 12 of the Consolidated Financial Statements for further detail of the adoption of this rule.

         In April 2003, the FASB began reconsidering the current alternatives available for accounting for stock-based compensation. Currently, the FASB is continuing its deliberations on this matter. We cannot predict whether the guidance will change our current accounting for stock-based compensation, or what effect, if any, changes may have on our current financial condition or results of operations.

         In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. SPEs are one type of entity, which under certain circumstances may qualify as a variable interest entity. Although we use unconsolidated SPEs extensively in our loan securitization activities, the guidance will not affect our current consolidation policies for SPEs as the guidance does not change the guidance incorporated in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46 will therefore have no effect on our financial condition or results of operations and would not be expected to affect it in the future. In March 2003, the FASB announced that it is reconsidering the permitted activities of a qualifying SPE. We cannot predict whether the guidance will change or what effect, if any, changes may have on our current consolidation policies for SPEs.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS No. 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS No. 149 do not affect our current accounting for derivative instruments or hedging activities, therefore, it will have no effect on our financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No.150 requires an issuer to classify certain financial instruments having characteristics of both liabilities and equity, such as mandatorily redeemable shares and obligations to repurchase the issuer's equity shares, as liabilities. The guidance is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. We do not have any instruments with such characteristics and do not expect SFAS No. 150 to have a material impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures About Market Risk is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

Item 8. Financial Statements

Index to Consolidated Financial Statements                                Page
                                                                          ----
Report of Independent Certified Public Accountants.....................    131

Consolidated Balance Sheets as of June 30, 2003 and 2002...............    132

Consolidated Statements of Income for the years ended
     June 30, 2003, 2002 and 2001......................................    133

Consolidated Statements of Stockholders' Equity for the years ended
     June 30, 2003, 2002 and 2001......................................    134

Consolidated Statements of Cash Flow for the years ended
     June 30, 2003, 2002 and 2001......................................    135

Notes to Consolidated Financial Statements.............................    137

Report of Independent Certified Public Accountants



American Business Financial Services, Inc.
Philadelphia, Pennsylvania

         We have audited the accompanying consolidated balance sheets of American Business Financial Services, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flow for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flow for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman LLP

BDO Seidman LLP
Philadelphia, Pennsylvania
August 29, 2003, except for Note 1, Business Conditions, and Note 9, which are as of September 22, 2003

           American Business Financial Services, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                           June 30,
                                                                                    2003              2002
                                                                                -----------------------------
                                                                                 (dollar amounts in thousands)
Assets
Cash and cash equivalents                                                        $   47,475         $108,599
Loan and lease receivables, net
    Available for sale                                                              271,402           57,677
    Interest and fees                                                                15,179           12,292
     Other                                                                           23,761            9,028
Interest-only strips (includes the fair value of
    overcollateralization related cash flows of $279,245 and
    $236,629 at June 30, 2003 and 2002)                                             598,278          512,611
Servicing rights                                                                    119,291          125,288
Receivable for sold loans                                                            26,734                -
Prepaid expenses                                                                      3,477            3,640
Property and equipment, net                                                          23,302           18,446
Other assets                                                                         30,452           28,794
                                                                                 ----------         --------
Total assets                                                                     $1,159,351         $876,375
                                                                                 ==========         ========

Liabilities
Subordinated debt                                                                $  719,540         $655,720
Warehouse lines and other notes payable                                             212,916            8,486
Accrued interest payable                                                             45,448           43,069
Accounts payable and accrued expenses                                                30,352           13,690
Deferred income taxes                                                                17,036           35,124
Other liabilities                                                                    91,990           50,908
                                                                                 ----------         --------
Total liabilities                                                                 1,117,282          806,997
                                                                                 ----------         --------

Stockholders' equity
Preferred stock, par value $.001, authorized, 3,000,000 shares at June 30, 2003 and 1,000,000 shares at June 30, 2002;
    Issued and outstanding, none                                                          -                -
Common stock, par value $.001, authorized, 9,000,000 shares;
    Issued: 3,653,165 shares in 2003 and 3,645,192 shares in 2002
    (including Treasury shares of 706,273 in 2003 and 801,823 in
    2002)                                                                                 4                4
Additional paid-in capital                                                           23,985           23,985
Accumulated other comprehensive income                                               14,540           11,479
Retained earnings                                                                    13,104           47,968
Treasury stock, at cost                                                              (8,964)         (13,458)
                                                                                 ----------         --------
                                                                                     42,669           69,978
Note receivable                                                                        (600)            (600)
                                                                                 ----------         --------
Total stockholders' equity                                                           42,069           69,378
                                                                                 ----------         --------
Total liabilities and stockholders' equity                                       $1,159,351         $876,375
                                                                                 ==========         ========

See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                               Year ended June 30,
                                                                     2003             2002              2001
                                                                 ----------------------------------------------
                                                                          (dollar amounts in thousands
                                                                              except per share data)

Revenues
Gain on sale of loans:
   Securitizations                                                 $170,950          $185,580          $128,978
   Whole loan sales                                                     655             2,448             2,742
Interest and fees                                                    19,395            18,890            19,840
Interest accretion on interest-only strips                           47,347            35,386            26,069
Servicing income                                                      3,049             5,483             5,700
Other income                                                             10               114                 7
                                                                   --------          --------          --------
Total revenues                                                      241,406           247,901           183,336
                                                                   --------          --------          --------

Expenses
Interest                                                             68,098            68,683            56,547
Provision for credit losses                                           6,553             6,457             5,190
Employee related costs                                               41,601            36,313            28,897
Sales and marketing                                                  27,773            25,958            24,947
General and administrative                                          101,219            74,887            54,570
Securitization assets valuation adjustment                          45,182            22,053                 -
                                                                   --------          --------          --------
Total expenses                                                      290,426           234,351           170,151
                                                                   --------          --------          --------
Income (loss) before provision for income taxes                     (49,020)           13,550            13,185
Provision for income tax expense (benefit)                          (19,118)            5,691             5,274
                                                                   --------          --------          --------
Income (loss) before cumulative effect of a change in
    accounting principle                                            (29,902)            7,859             7,911
Cumulative effect of a change in accounting principle                     -                 -               174
                                                                   --------          --------          --------
Net income (loss)                                                  $(29,902)         $  7,859          $  8,085
                                                                   ========          ========          ========

Earnings (loss) per common share
Income (loss) before cumulative effect of a
  change in accounting principle:
    Basic                                                          $ (10.25)         $   2.68          $   2.08
    Diluted                                                        $ (10.25)         $   2.49          $   2.04
Net income (loss):
    Basic                                                          $ (10.25)         $   2.68          $   2.13
    Diluted                                                        $ (10.25)         $   2.49          $   2.08
Average common shares (in thousands):
    Basic                                                             2,918             2,934             3,797
    Diluted                                                           2,918             3,155             3,885

See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                           Common Stock
                                       --------------------              Accumulated
                                        Number of           Additional      Other                                         Total
                                          Shares             Paid-In    Comprehensive  Retained  Treasury     Note     Stockholders'
(amounts in thousands)                 Outstanding  Amount   Capital       Income      Earnings    Stock   Receivable     Equity
                                       -----------  ------ ----------   -------------  --------  --------  ----------  -------------

Balance, June 30, 2000                    4,022       $4     $24,291       $ 5,458      $36,850   $(3,888)    $(600)     $62,115
Comprehensive income:
    Net income                                -        -           -             -        8,085         -         -        8,085
    Unrealized gains on
      interest-only strips                    -        -           -         4,879            -         -         -        4,879
                                          -----       --     -------       -------      -------   -------     -----      -------
Total comprehensive income                    -        -           -         4,879        8,085         -         -       12,964
Issuance of non-employee
  stock options                               -        -        (333)            -            -         -         -         (333)
Cash dividends ($0.26 per share)              -        -           -             -       (1,013)        -         -       (1,013)
Repurchase of treasury shares              (759)       -           -             -            -    (6,897)        -       (6,897)
Shares issued to directors                    3        -          26             -            -         -         -           26
                                          -----       --     -------       -------      -------   -------     -----      -------
Balance, June 30, 2001                    3,266        4      23,984        10,337       43,922   (10,785)     (600)      66,862
Comprehensive income:
    Net income                                -        -           -             -        7,859         -         -        7,859
    Unrealized gains on
      interest-only strips                    -        -           -         1,142            -         -         -        1,142
                                         ------       --     -------       -------      -------   -------     -----      -------
Total comprehensive income                    -        -           -         1,142        7,859         -         -        9,001
Stock dividend (10% of
  outstanding shares)                         -        -                         -       (2,979)    2,979         -            -
Cash dividends ($0.28 per share)              -        -           -             -         (834)        -         -         (834)
Repurchase of treasury shares              (423)       -           -             -            -    (5,652)        -       (5,652)
Exercise of stock options                     1        -           1             -            -         -         -            1
                                         ------       --     -------       -------      -------   -------     -----      -------
Balance, June 30, 2002                    2,844        4      23,985        11,479       47,968   (13,458)     (600)      69,378
Comprehensive income (loss):
    Net loss                                  -        -           -             -      (29,902)        -         -      (29,902)
    Unrealized gains on
      interest-only strips                    -        -           -         3,061            -         -         -        3,061
                                          -----       --     -------       -------      -------   -------     -----      -------
Total comprehensive income (loss)             -        -           -         3,061      (29,902)        -         -      (26,841)
Exercise of non employee stock options       57        -           -             -         (569)      619         -           50
Exercise of employee stock options            4        -           -             -          (31)       51         -           20
Shares issued to employees                   38        -           -             -         (119)      492         -          373
Shares issued to directors                    4        -           -             -          (28)       51         -           23
Stock dividend (10% of
  outstanding shares)                         -        -           -             -       (3,281)    3,281         -            -
Cash dividends ($0.32 per share)              -        -           -             -         (934)        -         -         (934)
                                          -----       --     -------       -------      -------   -------     -----      -------
Balance, June 30, 2003                    2,947       $4     $23,985       $14,540      $13,104   $(8,964)    $(600)     $42,069
                                          =====       ==     =======       =======      =======   =======     =====      =======

See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow


                                                                       Year ended June 30,
                                                             2003              2002             2001
                                                       -----------------------------------------------------
                                                                  (dollar amounts in thousands)
Cash flows from operating activities
Net income (loss)                                        $     (29,902)    $       7,859    $       8,085
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Gain on sales of loans - Securitizations               (170,950)         (185,580)        (128,978)
       Depreciation and amortization                            53,614            40,615           30,434
       Interest accretion on interest-only strips              (47,347)          (35,386)         (26,069)
       Interest-only strips fair value adjustment               45,182            22,053                -
       Provision for credit losses                               6,553             6,457            5,190
Loans and leases originated for sale                        (1,732,346)       (1,434,176)      (1,256,090)
Proceeds from sale of loans and leases                       1,458,302         1,443,898        1,218,370
Principal payments on loans and leases                          19,136            12,654            7,658
(Increase) decrease in accrued interest and fees on
    loan and lease receivables                                  (2,887)            4,257           (3,547)
Purchase of initial overcollateralization on
    securitized loans                                          (10,641)                -                -
Required purchase of additional overcollateralization
    on securitized loans                                       (73,253)          (47,271)         (43,945)
Cash flow from interest-only strips                            160,417           100,692           82,905
Increase (decrease) in prepaid expenses                            163              (183)          (1,248)
Increase in accrued interest payable                             2,379            10,370           14,779
Increase (decrease) in accounts payable and accrued
    expenses                                                    17,037             5,366           (5,252)
Accrued interest payable reinvested in subordinated
    debt                                                        38,325            31,706           16,026
(Decrease) increase in deferred income taxes                   (22,185)            4,595            4,930
Increase (decrease) in loans in process                          5,321               736           (4,012)
Other, net                                                      (2,293)           (1,969)          (8,841)
                                                       -----------------------------------------------------
Net cash used in operating activities                         (285,375)          (13,307)         (89,605)
                                                       -----------------------------------------------------

Cash flows from investing activities
Purchase of property and equipment, net                        (12,450)           (4,472)          (9,210)
Principal receipts and maturity of investments                      36                28              751
                                                       -----------------------------------------------------
Net cash used in investing activities                          (12,414)           (4,444)          (8,459)
                                                       -----------------------------------------------------


           American Business Financial Services, Inc. and Subsidiaries



                                                                       Year ended June 30,
                                                             2003              2002             2001
                                                       -----------------------------------------------------
                                                                  (dollar amounts in thousands)

Cash flows from financing activities
Proceeds from issuance of subordinated debt              $     181,500     $     224,062    $     217,694
Redemptions of subordinated debt                              (156,005)         (137,998)         (86,446)
Net borrowings (repayments) on revolving lines of
    credit                                                     179,594           (34,077)           8,095
Principal payments on lease funding facility                    (2,129)           (3,345)          (3,866)
Principal payments under capital lease obligations                (213)                -                -
Repayments of repurchase agreement                                   -                 -           (3,605)
Net borrowings (repayments) of other notes payable              26,158            (5,156)            (402)
Financing costs incurred                                          (841)           (1,743)          (4,155)
Exercise of employee stock options                                  20                 1                -
Exercise of non-employee stock options                              50                 -                -
Lease incentive receipts                                         9,465                 -                -
Cash dividends paid                                               (934)             (834)          (1,013)
Repurchase of treasury stock                                         -            (5,652)          (6,897)
                                                       -----------------------------------------------------
Net cash provided by financing activities                      236,665            35,258          119,405
                                                       -----------------------------------------------------

Net (decrease) increase in cash and cash equivalents           (61,124)           17,507           21,341
Cash and cash equivalents at beginning of year                 108,599            91,092           69,751
                                                       -----------------------------------------------------
Cash and cash equivalents at end of year                 $      47,475     $     108,599    $      91,092
                                                       =====================================================

Supplemental disclosures:
Cash paid during the year for:
    Interest                                             $      27,394     $      26,729    $      25,620
    Income taxes                                         $         787     $       1,511    $         662

Noncash transaction recorded for capitalized
   lease agreement:
    Increase in property and equipment                   $      (1,020)    $           -    $           -
    Increase in warehouse lines and other notes
          payable                                        $       1,020     $           -    $           -

See accompanying notes to financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


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

The Company's loans primarily consist of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. The Company's customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. The Company originates loans through a combination of channels including a national processing center located at its centralized operating office in Philadelphia, Pennsylvania and a regional processing center in Roseland, New Jersey. The Company's centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003 the Company also originated home equity loans through several retail branch offices. Effective June 30, 2003, the Company no longer originates home equity loans through retail branch offices. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, operations (including repurchases of delinquent assets from securitization trusts), investments in systems and technology and for general corporate purposes.

Effective December 31, 1999, the Company de-emphasized and subsequent to that date, discontinued the equipment leasing origination business but continues to service the remaining portfolio of leases.

Business Conditions


For its ongoing operations, the Company depends upon frequent financings, including the sale of unsecured subordinated debt securities, borrowings under warehouse credit facilities or lines of credit and the sale of loans through publicly underwritten securitizations. If the Company is unable to renew or obtain adequate funding on acceptable terms through its sale of subordinated debt securities or under a warehouse credit facility, or other borrowings, the lack of adequate funds would adversely impact liquidity and reduce profitability or result in losses. If the Company is unable to securitize or otherwise sell its loans, its liquidity would be reduced and it may incur losses. To the extent that the Company is not successful in maintaining or replacing existing subordinated debt securities upon maturity, or

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003

1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

maintaining adequate warehouse credit facilities or lines of credit, or securitizing and selling its loans, it may have to limit future loan originations and further restructure its operations. Limiting loan originations or restructuring operations could impair the Company's ability to repay subordinated debt at maturity and may result in losses. The Company has historically experienced negative cash flow from operations since 1996 primarily because in general, its business strategy of selling loans through securitization has not generated cash flow immediately. For the fiscal year ended June 30, 2003, the Company experienced negative cash flow from operations of $285.4 million.

In fiscal 2003, the Company recorded a net loss of $29.9 million. The loss was primarily due to the Company's inability to complete its typical quarterly securitization of loans during the fourth quarter of the fiscal year ended June 30, 2003 and to $45.2 million of pre-tax charges for valuation adjustments (compared to $22.1 million of valuation adjustments in the fiscal year ended June 30, 2002) recorded on the Company's securitization assets during the fiscal year ended June 30, 2003. The valuation adjustments reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during most of 2003, which has impacted the entire mortgage industry. The valuation adjustment recorded on securitization assets in fiscal 2003 was reduced by a $17.9 million favorable valuation impact to the income statement as a result of reducing the discount rates applied in valuing the securitization assets at June 30, 2003. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from the Company's interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003. See Note 4 for more details on the valuation adjustments.

The Company's inability to complete its typical publicly underwritten securitization during the fourth quarter of fiscal 2003 also adversely impacted the Company's short-term liquidity position. In addition, further advances under a non-committed portion of one of the Company's credit facilities were subject to the discretion of the lender and from June 30, 2003 to August 20, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to no later than September 30, 2003. The Company also had a $300.0 million mortgage conduit facility with a financial institution that enabled the Company to sell its loans into an off-balance sheet facility, which expired pursuant to its terms on July 5, 2003. At June 30, 2003, of the $516.1 million in revolving credit and conduit facilities available to the Company, $453.4 million was drawn upon. The Company's revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003, which significantly reduced its ability to fund future loan originations until it sells existing loans, extends or expands existing credit facilities or adds new credit facilities. The Company can provide no assurances that it will be able to sell all of its loans, extend or expand existing facilities or add new credit facilities.

The Company undertook specific remedial actions to address short-term liquidity concerns including entering into an agreement on June 30, 2003 with an investment bank

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, through August 29, 2003, the Company sold approximately $453.2 million of loans in whole loan sales. The process of selling loans is continuing. The Company also suspended paying quarterly dividends on its common stock.

On September 22, 2003, the Company entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, the Company is required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (which condition would be satisfied by the closing of the $225.0 million facility described below), (ii) have a net worth of at least $28.0 million by September 30, 2003, with quarterly increases of $2.0 million thereafter; (iii) apply 60% of net cash flow from operations each quarter to reduce the outstanding amount of subordinated debt commencing with the quarter ending March 31, 2004; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. Prior to the closing of the second facility, borrowing capacity on this $200.0 million credit facility is limited to $80.0 million. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans, which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to the Company's financial condition. These provisions require, among other things, maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans and leases serviced for others) at the end of each fiscal quarter of less than 12.0%, the Company's subordinated debt not to exceed $705.0 million at any time, its ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and its registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003.

On September 22, 2003, the Company executed a commitment letter for a mortgage warehouse credit facility with a warehouse lender, which consists of a senior secured revolving credit facility of up to $225.0 million to fund loan originations and a secured last out revolver facility up to $25.0 million. The commitment letter is subject to certain conditions, including, among other things: (i) entering into definitive agreements, except as provided in the commitment letter; (ii) the absence of a material adverse change in the Company's business, operations, property, condition (financial or otherwise) or prospects of it or its affiliates; and (iii) the receipt of another credit facility in an amount not less than $200.0 million, subject to terms and conditions acceptable to this lender (which condition is satisfied by the new $200.0 million facility described above). The commitment letter provides that these facilities will have a term of three years with an interest rate on amounts outstanding under the $225.0 million portion of the credit facility equal to the greater of one-month LIBOR plus a margin or the difference between the yield maintenance fee (as defined in the commitment letter) and the one month LIBOR plus a margin. Advances under this facility would be collateralized by substantially all of the Company's present and future assets including pledged loans and a security interest in substantially all of its interest-only strips and residual interests which will be contributed to a special purpose entity organized by the Company to facilitate this transaction. The Company also agreed to pay fees of approximately $14.6 million annually plus a nonusage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility and the lender's out-of-pocket expenses.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

The Company anticipates that these facilities will be subject to representations and warranties, events of default and covenants which are customary for facilities of this type, as well as its agreement to: (i) maintain sales or renewals of our subordinated debt securities of $10.0 million per month; (ii) restrict total principal and interest outstanding on its subordinated debt to $750.0 million or less; (iii) make quarterly reductions commencing in April 2004 of an amount of subordinated debt outstanding to be determined; (iv) maintain maximum interest rates payable on subordinated debt securities not to exceed 10 percentage points above comparable rates for FDIC insured products; and (v) the lender's receipt of the Company's audited financial statements for the period ended June 30, 2003. The definitive agreements will grant the lender an option at any time after the first anniversary of entering into the definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees payable by the Company plus additional interest as may be required by the institutions or investors providing the lender with these additional funds. The commitment letter requires that the Company enter into definitive agreements not later than October 17, 2003. While the Company anticipates that it will close this transaction prior to such date, it cannot provide assurance that these negotiations will result in definitive agreements or that such agreements, as negotiated, will be on terms and conditions acceptable to the Company. In the event the Company is unable to close these facilities or another facility within the time frame provided under the new $200.0 million credit facility described above, the lender on that facility would be under no obligation to make further advances under the terms of that facility and outstanding advances would have to be repaid over a period of time.

After the Company recognized its inability to securitize its loans in the fourth quarter of fiscal 2003, it adjusted its business strategy to emphasize, among other things, more whole loan sales. The Company intends to continue to evaluate both public and privately placed securitization transactions, subject to market conditions.

At June 30, 2003 there were approximately $322.0 million of subordinated debentures maturing through June 30, 2004. The Company obtains the funds to repay the subordinated debentures at their maturities by securitizing loans, selling whole loans and selling additional subordinated debentures. Cash flow from operations, the issuance of subordinated debentures and lines of credit fund the Company's cash needs. The Company expects these sources of funds to be sufficient to meet its cash needs. The Company could, in the future, generate cash flows by securitizing, selling, or borrowing against its interest-only strips and selling servicing rights generated in past securitizations.

In the event the Company was for any reason prohibited from offering additional subordinated debentures, the Company has developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on the Company's current cash flow projections, the Company anticipates being able to make all scheduled subordinated debenture maturities and vendor payments.

The contingent financial restructuring plan is based on actions that the Company would take, in addition to those indicated in its adjusted business strategy, to

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

reduce its operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and scaling back less profitable businesses.

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments with an initial maturity of three months or less. The Company held restricted cash balances of $11.0 million and $9.0 million related to borrower escrow accounts at June 30, 2003 and June 30, 2002, respectively, and $6.0 million at June 30, 2003 related to deposits for future settlement of interest rate swap contracts. There was no restricted cash related to interest rate swap contracts at June 30, 2002.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1. Summary of Significant Accounting Policies (continued)

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

Loan and lease receivables - Interest and fees are comprised mainly of accrued interest and fees on loans and leases that are less than 90 days delinquent. Fee receivables include, among other types of fees, forbearance and deferment advances. Under deferment and forbearance arrangements, the Company makes advances to a securitization trust on behalf of a borrower in amounts equal to the delinquent loan payments and may pay taxes, insurance and other fees on behalf of the borrower. As a result of these arrangements the Company resets the contractual status of a loan in its managed portfolio from delinquent to current based upon the borrower's resumption of making their loan payments. These amounts are carried at their estimated net recoverable value.

Loan and lease receivables - Other is comprised of receivables for securitized loans. In accordance with the Company's securitization agreements, the Company has the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. In accordance with the provisions of SFAS No. 140, the Company has recorded an obligation for the repurchase of loans subject to these removal of accounts provisions, whether or not the Company plans to repurchase the loans. The obligation for the loans' purchase price is recorded in Other liabilities. A corresponding receivable is recorded at the lower of the loans' cost basis or fair value.

Allowance for Credit Losses

The Company's allowance for credit losses on available for sale loans and leases is maintained to account for loans and leases that are delinquent and are expected to be ineligible for sale into a securitization, delinquent loans that have been repurchased from securitization trusts and to account for estimates for credit losses on loans and leases that are current. The allowance is calculated based upon management's estimate of its ability to collect on outstanding loans and leases based upon a variety of factors, including, but not limited to, periodic analysis of the available for sale loans and leases, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral considerations. Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan and lease charge-offs reduce the allowance. Delinquent loans are charged off when deemed fully uncollectable or when liquidated in a payoff.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1.  Summary of Significant Accounting Policies (continued)

Loan and Lease Origination Costs and Fees

Direct loan and lease origination costs and loan fees such as points and other closing fees are recorded as an adjustment to the cost basis of the related loan and lease receivable. This asset is recognized in the Consolidated Statement of Income, in the case of loans, as an adjustment to the gain on sale recorded at the time the loans are securitized, or in the case of leases, as amortization expense over the term of the leases.

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

The securitization trusts and their investors have no recourse to other assets of the Company for failure of the securitized loans to pay when due.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1.  Summary of Significant Accounting Policies (continued)

Servicing Rights

When loans are sold through a securitization, the servicing of the loans is retained and the Company capitalizes the benefit associated with the rights to service securitized loans.

Servicing rights represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers net of adequate compensation that would be required by a substitute servicer. Servicing rights are carried at the lower of cost or fair value. Fair value represents the present value of projected net cash flows from servicing. The projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization.

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

Receivable for Sold Loans

Receivable for sold loans represents a receivable held by the Company for loans sold on a whole loan basis which have closed but not yet settled in cash.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


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

Real Estate Owned

Property acquired by foreclosure or in settlement of loan receivables is recorded in other assets, and is carried at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

Goodwill

Goodwill is recorded in other assets and represents the excess of cost over the fair value of the net assets acquired from the Company's 1997 acquisition of New Jersey Mortgage and Investment Corp. (now American Business Mortgage Services, Inc.). The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in July 2001. In accordance with SFAS No. 142, the amortization of goodwill was discontinued. The Company performs periodic reviews for events or changes in circumstances that may indicate that the carrying amount of goodwill might exceed the fair value, which would require an adjustment to the goodwill balance for the amount of impairment. At June 30,

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1.  Summary of Significant Accounting Policies (continued)

Goodwill (continued)

2003, no goodwill impairment existed. For segment reporting purposes, the goodwill balance is allocated to the loan origination segment. See Note 20 for segment reporting.

Revenue Recognition

The Company derives its revenue principally from gains on sales of loans, interest accretion on interest-only strips, interest and fee income on loans and leases, and servicing income. Gains on sales of loans through securitizations represent the difference between the net proceeds to the Company, including retained interests in the securitization and the allocated cost of loans or leases securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights retained by the Company based upon their relative fair values. Gains on loans sold with servicing released, referred to as whole loan sales, are the difference between the net proceeds from the sale and the loans' net carrying value. The net carrying value of loans is equal to their principal balance plus unamortized origination costs and fees.

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

Interest and fee income consists of interest earned on loans and leases while held in the Company's managed portfolio, and other ancillary fees collected in connection with loan origination. Interest income is recognized based on the simple interest or scheduled interest method depending on the original structure of the loan. Accrual of interest income is suspended when the receivable is contractually delinquent for 90 days or more. The accrual is resumed when the receivable becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review will cause earlier suspension if collection is doubtful.

Servicing income is recognized as contractual fees and other fees for servicing loans and leases are incurred, net of amortization of servicing rights assets.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1.  Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments

A primary market risk exposure that the Company faces is interest rate risk. Interest rate risk occurs due to potential changes in interest rates between the date fixed rate loans are originated and the date a securitization is priced or the date the terms and pricing for a whole loan sale is fixed.

From time to time, derivative financial instruments are utilized in an attempt to mitigate the effect of changes in interest rates between the date loans are originated at fixed interest rates and the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced or the date the terms and pricing for a whole loan sale are fixed. Generally, the period between loan origination and pricing of the pass-through interest rate or whole loan sale is less than three months. The types of derivative financial instruments used to hedge the effects of changes in fair value due to interest rate changes may include interest rate swaps, futures and forward contracts. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

At the time the derivative contracts are executed, they are specifically designated as hedges of mortgage loans or the Company's residual interests in mortgage loans in its mortgage conduit facility, which the Company would expect to be included in a term securitization or sold in whole loan sale transactions at a future date. The mortgage loans and mortgage loans underlying the residual interests in mortgage pools consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities to match the maturities of the interest rate pass-through certificates. The Company may hedge potential interest rate changes in interest rate swap yield curves with forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities.

This practice has provided strong correlation between the Company's hedge contracts and the ultimate pricing the Company will receive on the subsequent securitization. The unrealized gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in earnings as it occurs with an offsetting adjustment to the fair value of the item hedged. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the items hedged is based on current pricing of these assets in a securitization or whole loan sale. Cash flow related to hedging activities is reported as it occurs. The effectiveness of the Company's hedges is continuously monitored. If correlation did not exist, the related gain or loss on the

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1. Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued)

hedged item would no longer be recognized as an adjustment to income.

Generally, the Company does not enter into derivative financial instrument contracts for trading purposes. However, the Company has entered into derivative financial instrument contracts which are not designated as accounting hedges and are therefore accounted for as trading assets or liabilities. These contracts have been used to protect the future securitization spreads on loans in the Company's pipeline and to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR.

Loans in the pipeline represent loan applications for which the Company is in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments.

The structure of certain securitization trusts includes a floating interest rate tranche based on one-month LIBOR plus an interest rate spread. Floating interest rate tranches in a securitization expose the Company to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders. In order to manage this exposure, the Company has entered into an interest rate swap agreement to lock in a fixed interest rate on the Company's third quarter fiscal 2002 securitization's variable rate tranche. The swap agreement requires a net cash settlement on a monthly basis of the difference between the fixed interest rate on the swap and the LIBOR paid on the certificates. The fair value of this swap agreement is based on estimated market values for the sale of the contract provided by a third party. The fair value of the contract is recorded in other assets or other liabilities as appropriate. Net changes in the fair value during a period are included in administrative expenses in the Statement of Income. The interest-only strips are held as available for sale securities and therefore changes in the fair value of the interest-only strips are recorded as a component of equity unless the fair value of the interest-only strip falls below its cost basis, which would require a write down through current period income.

The interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 securitization trust is managed by an interest rate cap which was entered into by the trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down. See Note 18 for further discussion of the Company's use of derivative financial instruments.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Under the asset and liability method used by the Company to provide for income taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities.

Stock Options

The Company has stock option plans that provide for the periodic granting of options to key employees and non-employee directors. The Company accounts for stock options issued under these plans using the intrinsic value method of APB Opinion No. 25 "Accounting for Stock Issued to Employees", and accordingly, no expense is recognized where the exercise price equals or exceeds the fair value of the common stock at the date of grant. Had the Company accounted for stock options granted under these plans using the fair value method of SFAS No. 123 and SFAS No. 148, pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                         Year Ended June 30,
                                                           2003             2002                   2001
                                                    ----------------------------------------------------

Net income (loss), as reported                        $    (29,902)     $     7,859        $     8,085
Stock based compensation costs, net of tax
   effects included in reported net income                        -               -               (174)
Stock based compensation costs, net of tax
   effects determined under fair value method
   for all awards                                             (130)           (170)                 83
                                                    ----------------------------------------------------
Pro forma                                             $    (30,032)     $     7,689        $     7,994
                                                    ====================================================

Earnings (loss) per share - basic
     As reported                                      $     (10.25)     $      2.68        $      2.13
     Pro forma                                              (10.29)            2.62               2.15

Earnings (loss) per share - diluted
     As reported                                      $     (10.25)     $      2.49        $      2.08
     Pro forma                                              (10.29)            2.44               2.10



Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 standardizes practices related to the recognition of a liability for the fair value of a

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

guarantor's obligation. The rule requires companies to record a liability for the fair value of its guarantee to provide or stand ready to provide services, cash or other assets. The rule applies to contracts that require a guarantor to make payments based on an underlying factor such as change in market value of an asset, collection of the scheduled contractual cash flows from individual financial assets held by a special purpose entity ("SPE"), non-performance of a third party, for indemnification agreements, or for guarantees of the indebtedness of others among other things. The provisions of FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements were effective for statements of annual or interim periods ending after December 15, 2002.

Based on the requirements of this guidance for the year ended June 30, 2003, the Company has recorded a $0.7 million liability in conjunction with the sale of mortgage loans to the ABFS 2003-1 securitization trust which occurred in March 2003. This liability represents the fair value of periodic interest advances that the Company, as servicer of the securitized loans, is obligated to pay on behalf of delinquent loans in the trust. The recording of this liability reduces the gain on sale recorded for the securitization. The Company would expect to record a similar liability for any subsequent securitization as it occurs. The amount of the liability that will be recorded is dependent mainly on the volume of loans the Company securitizes, the expected performance of those loans and the interest rates of the loans. In the year ended June 30, 2003, the adoption of FIN 45 reduced net income by approximately $0.4 million and diluted earnings per share by $0.14. See Note 14 for further detail of this obligation.


In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on the Company's financial condition or results of operations. The Company has adopted the new standard related to disclosure in the interim period beginning January 1, 2003. See Note 12 for further detail.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1.  Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2003, the FASB began reconsidering the current alternatives available for accounting for stock-based compensation. Currently, the FASB is continuing its deliberations on this matter. The Company cannot predict whether the guidance will change the Company's current accounting for stock-based compensation, or what effect, if any, changes may have on the Company's current financial condition or results of operations.

In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. SPEs are one type of entity, which under certain circumstances may qualify as a variable interest entity. Although the Company uses unconsolidated SPEs extensively in its loan securitization activities, the guidance will not affect the Company's current consolidation policies for SPEs as the guidance does not change the guidance incorporated in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46 will therefore have no effect on the Company's financial condition or results of operations and would not be expected to affect it in the future. In March 2003, the FASB announced that it is reconsidering the permitted activities of a qualifying SPE. The Company cannot predict whether the guidance will change or what effect, if any, changes may have on the Company's current consolidation policies for SPEs.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS No. 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS No. 149 do not affect the Company's current accounting for derivative instruments or hedging activities and therefore will have no effect on the Company's financial condition or results of operations.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


1.  Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable shares and obligations to repurchase the issuer's equity shares, as liabilities. The guidance is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company does not have any instruments with such characteristics and does not expect SFAS No. 150 to have a material impact on the financial condition or results of operations.

2.  Loan and Lease Receivables

Loan and lease receivables - Available for sale were comprised of the following (in thousands):


                                                            June 30,
                                                        2003       2002
                                                      --------   --------

Real estate secured loans (a)                         $270,096   $ 53,171
Leases, net of unearned income of $550 and $668 (b)      4,154      8,211
                                                      --------   --------
                                                       274,250     61,382
Less: allowance for credit losses on loan and lease
        receivables available for sale                   2,848      3,705
                                                      --------   --------
                                                      $271,402   $ 57,677
                                                      ========   ========

(a) Includes deferred direct loan origination costs of $6.8 million and $1.4 million at June 30, 2003 and June 30, 2002, respectively.

(b) Includes deferred direct lease origination costs of $28 thousand and $0.4 million at June 30, 2003 and June 30, 2002, respectively.

Real estate secured loans have contractual maturities of up to 30 years.

At June 30, 2003 and June 30, 2002, the accrual of interest income was suspended on real estate secured loans of $5.4 million and $7.0 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans in the amount of $1.4 million and $2.9 million at June 30, 2003 and June 30, 2002, respectively. Average balances of non-accrual loans during the years ended June 30, 2003 and 2002 were $8.6 million and $6.7 million, respectively.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


2.  Loan and Lease Receivables (continued)

Loan and lease receivables - Interest and fees are comprised mainly of accrued interest and fees on loans and leases that are less than 90 days delinquent. Fee receivables include, among other types of fees, forbearance and deferment advances. Under deferment and forbearance arrangements, the Company makes advances to a securitization trust on behalf of a borrower in amounts equal to the delinquent principal and interest and may pay taxes, insurance and other fee on behalf of the borrower. As a result of these arrangements the Company resets the contractual status of a loan in its managed portfolio from delinquent to current based upon the borrower's resumption of making their loan payments. These amounts are carried at their estimated net recoverable value.

Loan and lease receivables - Other is comprised of receivables for securitized loans. In accordance with the Company's securitization agreements, the Company has the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. Repurchasing delinquent loans from securitization trusts benefits the Company by allowing it to limit the level of delinquencies and losses in the securitization trusts and as a result, the Company can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from its interest-only strips until the delinquency or loss triggers are no longer exceeded. See Note 3 for more detail on loan repurchases. The Company's ability to repurchase these loans does not disqualify it for sale accounting under SFAS No. 140, which was adopted on a prospective basis in the fourth quarter of fiscal 2001, or other relevant accounting literature because the Company is not required to repurchase any loan and its ability to repurchase a loan is limited by contract.

In accordance with the provisions of SFAS No. 140, the Company has recorded an obligation for the repurchase of loans subject to these removal of accounts provisions, whether or not the Company plans to repurchase the loans. The obligation for the loans' purchase price is recorded in other liabilities. A corresponding receivable is recorded at the lower of the loans' cost basis or fair value.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


3. Allowance for Credit Losses

The activity for the allowance of credit losses is summarized as follows (in thousands):

                                                     Year ended June 30,
                                                2003        2002       2001
                                             --------------------------------

Balance at beginning of year                   $ 3,705     $ 2,480    $ 1,289
Provision for credit losses:
     Business purpose loans                      1,189       1,721      1,503
     Home equity loans                           5,000       3,417      2,600
     Equipment leases                              364       1,319      1,087
                                             --------------------------------
Total provision                                  6,553       6,457      5,190
                                             --------------------------------
Charge-offs, net of recoveries:
     Business purpose loans                     (1,984)       (924)    (1,374)
     Home equity loans                          (4,913)     (2,892)    (1,634)
     Equipment leases                             (513)     (1,416)      (991)
                                             --------------------------------
Total charge-offs, net                          (7,410)     (5,232)    (3,999)
                                             --------------------------------

Balance at end of year                         $ 2,848     $ 3,705    $ 2,480
                                             ================================

Ratio of losses in the portfolio during
    the period to the average managed
    portfolio (a)                                 0.90%     0.60 %     0.53 %
Ratio of allowance to loans and leases            1.04%     6.04 %     2.49 %
    available for sale


(a) The average managed portfolio includes loans and leases held as available for sale and securitized loans and leases serviced for others. See Note 6 for detail of the total managed portfolio.

Recoveries of loans and leases previously charged-off were $402 thousand, $302 thousand and $434 thousand during the years ended June 30, 2003, 2002 and 2001, respectively.

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

                                  June 30, 2003


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

The following table summarizes the principal balances of loans and real estate owned (REO) repurchased from securitization trusts (dollars in thousands):

                                                  Year ended June 30,
                                              2003        2002        2001
                                           -------------------------------

             Business purpose loans        $16,252     $ 6,669     $ 4,501
             Home equity loans              38,775      23,571      10,549
                                           -------------------------------
             Total                         $55,027     $30,240     $15,050
                                           ===============================

             Number of loans repurchased       637         341         154
                                           ===============================

The Company received $37.6 million, $19.2 million and $10.9 million of proceeds from the liquidation of repurchased loans and REO for the years ended June 30, 2003, 2002 and 2001, respectively. The Company had repurchased loans remaining on the balance sheet in the amounts of $5.1 million, $7.3 million and $2.8 million at June 30, 2003, 2002 and 2001, respectively and REO of $4.5 million, $2.1 million and $2.0 million at June 30, 2003, 2002 and 2001, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


4. Securitizations

The following schedule details loan and lease securitizations (dollars in millions):

                                                                   Year ended June 30,
                                                          2003            2002            2001
                                                     -------------------------------------------

Loans and leases securitized:
    Business purpose loans                           $      112.0    $     129.1   $      109.9
    Home equity loans                                     1,311.7        1,222.0          992.2
                                                     -------------------------------------------
                                                     $    1,423.7    $   1,351.1   $    1,102.1
                                                     ===========================================

Number of term securitizations:
    Business purpose and home equity loans                      3              4              4

Cash proceeds:
    Business purpose and home equity loans           $    1,445.0    $   1,374.6   $    1,113.8

Gains:
    Business purpose and home equity loans           $      171.0    $     185.6   $      129.0



The table below summarizes certain cash flows received from and paid to securitization trusts (in millions):

                                                                             Year ended June 30,
                                                                            2003            2002
                                                                        -------------- ---------------

           Proceeds from new securitizations                            $   1,445.0    $   1,374.6
           Contractual servicing fees received                                 44.9           35.3
           Other cash flows received on retained interests (a)                 87.2           53.4
           Purchases of delinquent or foreclosed assets                       (55.0)         (30.2)
           Servicing advances                                                 (11.6)          (7.5)
           Reimbursement of servicing advances                                 10.2            7.2

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

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


4.  Securitizations (continued)

behalf of the certificate holders, distributes proceeds and is a distinct legal entity, independent from the Company.

The Company also used SPEs in the sales of loans to a $300.0 million off-balance sheet mortgage conduit facility. Sales into the off-balance sheet facility involved a two-step transfer that qualified for sale accounting under SFAS No. 140, similar to the process described above. This facility had a revolving feature and could be directed by the sponsor to dispose of the loans. Typically, the loans were disposed of by securitizing the loans in a term securitization. The third party note purchaser also has the right to have the loans sold in whole loan sale transactions. Under this off-balance sheet facility arrangement, the loans had been isolated from the Company and its subsidiaries and as a result, transfers to the facility were treated as sales for financial reporting purposes. When loans were sold to this facility, the Company assessed the likelihood that the sponsor would transfer the loans into a term securitization. As the sponsor had typically transferred the loans to a term securitization prior to the fourth quarter of fiscal 2003, the amount of gain on sale recognized for loans sold to this facility was estimated based on the terms the Company would obtain in a term securitization rather than the terms of this facility. For the fourth quarter of fiscal 2003, the likelihood that the facility sponsor would ultimately transfer the underlying loans to a term securitization was significantly reduced and the amount of gain recognized for loans sold to this facility was based on terms expected in a whole loan sale transaction. The Company's ability to sell loans into this facility expired pursuant to its terms on July 5, 2003. At June 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balance due of $275.6 million as assets and owed $267.5 million to third parties. Through August 29, 2003, $214.7 million of the loans in the facility at June 30, 2003 were sold in whole loan sales as directed by the facility sponsor.

Prior to March 2001, the Company had an arrangement with a warehouse lender, which included an off-balance sheet facility. The sale into this off-balance sheet conduit facility involved a two step transfer that also qualified for sale accounting under SFAS No. 125. The Company terminated this facility in March 2001.

         During the year ended June 30, 2003, the Company recorded total pre-tax valuation adjustments on our securitization assets of $63.3 million, of which $45.2 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The breakout of the total adjustments in fiscal 2003 between interest-only strips and servicing rights was as follows:

            o The Company recorded total pre-tax valuation adjustments on our interest only-strips of $58.0 million, of which, in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force guidance on issue 99-

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


4. Securitizations (continued)

               20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", referred to as EITF 99-20 in this document, $39.9 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The valuation adjustment on interest-only strips for fiscal 2003 was reduced by a $20.9 million favorable valuation impact as a result of reducing the discount rates applied in valuing the interest-only strips at June 30, 2003. The amount of the valuation adjustment charged to the income statement was reduced by a $10.8 million favorable valuation impact as a result of reducing the discount rates and the charge to other comprehensive income was reduced by $10.1 million for the favorable impact of reducing discount rates. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from the Company's interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003.

            o The Company recorded total pre-tax valuation adjustments on our servicing rights of $5.3 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The valuation adjustment on servicing rights for fiscal 2003 was reduced by a $7.1 million favorable valuation impact as a result of reducing the discount rate applied in valuing the servicing rights at June 30, 2003. The discount rate was reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the Company's servicing rights was reduced from 11% to 9% at June 30, 2003.

The write down reduced net income by $27.6 million and increased the diluted loss per share by $9.45 in fiscal 2003.

Although beginning in the second quarter of fiscal 2002 the Company increased its prepayment rate assumptions used to value the interest-only strips, prepayment rates throughout the mortgage industry continued to increase and the Company's prepayment experience continued to exceed even its revised assumptions. Based on current economic conditions, published mortgage industry surveys and the Company's prepayment experience, the Company believes prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. Therefore the Company has

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


4. Securitizations (continued)

increased the prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to historical levels. However, the Company cannot predict with certainty what its prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value interest-only strips and actual experience may have a significant adverse impact on the value of these assets.

         The following tables provide information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights for each securitization trust.

                Summary of Material Mortgage Loan Securitization
          Valuation Assumptions and Actual Experience at June 30, 2003

                                             2003-1   2002-4   2002-3   2002-2   2002-1   2001-4   2001-3   2001-2   2001-1   2000-4
                                             ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation.........................   13%      13%      13%      13%      13%      13%      13%      13%      13%      13%
   Current valuation.........................   11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
Interest-only strip overcollateralization
 discount rate:
   Initial valuation........................     7%       9%       7%       7%       7%       7%       7%       7%       6%       7%
   Current valuation........................     5%       9%       7%       7%       7%       5%       6%       7%       6%       7%
Servicing rights discount rate:
   Initial valuation.........................   11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation.........................    9%       9%       9%       9%       9%       9%       9%       9%       9%       9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans..........................   11%      11%      11%      11%      11%      11%      11%      11%      11%      10%
     Home equity loans.......................   22%      22%      22%      22%      22%      22%      22%      22%      22%      24%
   Ramp period (months):
     Business loans..........................    27       27       27       27       27       27       24       24       24       24
     Home equity loans.......................    30       30       30       30       30       30       30       30       30       24
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans .........................   11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
     Home equity loans ......................   22%      22%      22%      22%      22%      22%      22%      22%      22%      22%
   Ramp period (months):
     Business loans..........................    27       27       27       27       27       27       27       27       27       27
     Home equity loans.......................    30       30       30       30       30       30       30       30       30       30
   CPR adjusted to reflect ramp:
     Business loans..........................    5%       8%      10%      12%      15%      17%      20%      22%      22%      19%
     Home equity loans.......................   15%      32%      40%      51%      42%      46%      40%      40%      37%      41%
   Current prepayment experience (c):
     Business loans..........................    8%       5%      13%      12%      15%      23%      19%       9%      21%      23%
     Home equity loans.......................    5%       9%      20%      28%      39%      42%      40%      37%      36%      37%

Annual credit loss rates:
   Initial assumption........................ 0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
   Current assumption........................ 0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.50%    0.40%
   Actual experience.........................    --       --    0.03%    0.03%    0.03%    0.12%    0.24%    0.17%    0.43%    0.36%

Servicing fees:
   Contractual fees.......................... 0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.70%
   Ancillary fees............................ 1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

-----------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

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

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


4. Securitizations (continued)

                Summary of Material Mortgage Loan Securitization
    Valuation Assumptions and Actual Experience at June 30, 2003 (Continued)

                                             2000-3   2000-2   2000-1   1999-4   1999-3   1999-2   1999-1  1998(d)  1997(d)  1996(d)
                                             ------   ------   ------   ------   ------   ------   ------  -------  -------  -------
Interest-only strip residual discount rate:
   Initial valuation........................    13%      13%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation........................    11%      11%      11%      11%      11%      11%      11%      11%      11%      11%

Interest-only strip overcollateralization
 discount rate:
   Initial valuation........................     8%       8%       8%       8%       7%       7%       7%       7%       7%       8%
   Current valuation........................     8%       8%       8%       8%       7%       7%       7%       7%       7%       8%
Servicing rights discount rate:
   Initial valuation........................    11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation........................     9%       9%       9%       9%       9%       9%       9%       9%       9%       9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................    10%      10%      10%      10%      10%      10%      10%      13%      13%      13%
     Home equity loans......................    24%      24%      24%      24%      24%      24%      24%      24%      24%      24%
   Ramp period (months):
     Business loans.........................     24       24       24       24       24       24       24       24       24       24
     Home equity loans......................     24       24       18       18       18       18       18       12       12       12
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................    11%      11%      11%      11%      10%      10%      10%      10%      22%      14%
     Home equity loans......................    22%      22%      22%      22%      22%      22%      22%      23%      25%      25%
   Ramp period (months):
     Business loans.........................     27       Na       Na       Na       Na       Na       Na       Na       Na       Na
     Home equity loans......................     30       30       Na       Na       Na       Na       Na       Na       Na       Na
   CPR adjusted to reflect ramp:
     Business loans.........................    16%      13%      23%      35%      29%      27%      30%      20%      20%      10%
     Home equity loans......................    32%      31%      37%      33%      32%      29%      26%      33%      22%      13%
   Current prepayment experience (c):
     Business loans.........................    23%      15%      23%      35%      29%      26%      30%      18%      19%       3%
     Home equity loans......................    32%      31%      37%      32%      32%      29%      25%      33%      21%      13%

Annual credit loss rates:
   Initial assumption.......................  0.40%    0.40%    0.40%    0.30%    0.25%    0.25%    0.25%    0.25%    0.25%    0.25%
   Current assumption.......................  0.45%    0.45%    0.65%    0.65%    0.60%    0.35%    0.55%    0.60%    0.40%    0.45%
   Actual experience........................  0.41%    0.41%    0.65%    0.63%    0.58%    0.35%    0.49%    0.57%    0.36%    0.42%

Servicing fees:
   Contractual fees.........................  0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees...........................  1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    0.75%    0.75%    0.75%

--------------------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

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

Na = not applicable

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


4. Securitizations (continued)

         Sensitivity analysis. The table below outlines the sensitivity of the current fair value of the Company's interest-only strips and servicing rights to 10% and 20% adverse changes in the key assumptions used in determining the fair value of those assets. The Company's base prepayment, loss and discount rates are described in the table "Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience." (dollars in thousands):

Securitized collateral balance.....................................$ 3,354,071
Balance sheet carrying value of retained interests (a).............$   717,569
Weighted-average collateral life (in years)........................        3.9

-------------------------
(a) Amount includes interest-only strips and servicing rights.

         Sensitivity of assumptions used to determine the fair value of retained interests (dollars in thousands):

                                                     Impact of
                                                   Adverse Change
                                             ----------------------------
                                             10% Change       20% Change
                                             ----------       ----------
Prepayment speed..........................    $ 29,916        $ 56,656
Credit loss rate..........................       5,247          10,495
Floating interest rate certificates (a)...         829           1,614
Discount rate.............................      20,022          38,988

-------------------------
(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve incorporating the effect of rate caps where applicable to the individual deals.

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

         These sensitivities reflect the approximate amount of the fair values that the Company's interest-only strips and servicing rights would be reduced for the indicated adverse changes. These reductions would result in a charge to expense in the income statement in the period incurred and a resulting reduction of stockholders' equity, net of income taxes.

5. Interest-Only Strips

Interest-only strips were comprised of the following (in thousands):

                                              June 30,
                                       2003              2002
                                 --------------------------------

    Interest-only strips
        Available for sale        $     597,166     $     510,770
        Trading assets                    1,112             1,841
                                 --------------------------------
                                  $     598,278     $     512,611
                                 ================================

Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At June 30, 2003 and 2002, the fair value of overcollateralization related cash flows were $279.2 million and $236.6 million, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


5. Interest-Only Strips (continued)

The activity for interest-only strip receivables is summarized as follows (in thousands):

                                                                        June 30,
                                                                2003            2002
                                                         ---------------------------------

Balance at beginning of period                            $     512,611     $    398,519
Initial recognition of interest-only strips,
    including initial overcollateralization of
    $10.6 million and $0                                        160,116          153,463
Cash flow from interest-only strips                            (160,417)        (100,692)
Required purchases of additional overcollateralization           73,253           47,271
Interest accretion                                               47,347           35,386
Termination of lease securitization (a)                          (1,890)               -
Net temporary adjustments to fair value (b)                       7,158              717

Other than temporary fair value adjustment (b)                  (39,900)         (22,053)
                                                         ---------------------------------
Balance at end of period                                  $     598,278     $    512,611
                                                         =================================

(a) Reflects release of lease collateral from two lease securitization trusts which were terminated in accordance with the trust documents after the full payout of trust note certificates. Net lease receivables of $1.7 million were recorded on the balance sheet as a result of these terminations.
(b) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

See Note 4 for a further description of the write downs recognized in fiscal
2003.

6. Servicing Rights

The total managed loan and lease portfolio, which includes loans and leases held by the Company as available for sale, and securitized loans and leases serviced for others, is as follows (in thousands):

                                                            June 30,
                                                    2003               2002
                                             -----------------------------------

Home equity loans                              $    3,249,501     $   2,675,559
Business purpose loans                                393,098           361,638
Equipment leases                                        8,475            28,992
                                             ----------------------------------
                                               $    3,651,074     $   3,066,189
                                             ==================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


6. Servicing Rights (continued)

The activity for the loan and lease servicing rights asset is summarized as follows (in thousands):

                                                      Year ended June 30,
                                                    2003               2002
                                             ----------------------------------

Balance at beginning of year                   $     125,288      $    102,437
Initial recognition of servicing rights               41,171            52,682
Amortization                                         (41,886)          (29,831)
Write down                                            (5,282)                -
                                             ----------------------------------
Balance at end of year                         $     119,291      $    125,288
                                             ==================================

Servicing rights are valued quarterly by the Company based on the current estimated fair value of the servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. During fiscal 2003, we recorded total pre-tax valuation adjustments on our servicing rights of $5.3 million, which was charged to the income statement. See Note 4 for more detail.

Key assumptions used in the periodic valuation of the servicing rights are described in Note 4.

Information regarding the sensitivity of the current fair value of interest-only strips and servicing rights to adverse changes in the key assumptions used to value these assets is detailed in Note 4.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


7. Property and Equipment

Property and equipment is comprised of the following (in thousands):

                                                               June 30,
                                                       2003            2002
                                                 -----------------------------

Computer software                                $     20,282         $ 18,789
Computer hardware                                       3,816            4,845
Office furniture and equipment                          4,680            8,038
Leasehold improvements                                  8,585            2,481
                                                 -----------------------------
                                                       37,363           34,153
Less accumulated depreciation and amortization         14,061           15,707
                                                 -----------------------------
                                                 $     23,302         $ 18,446
                                                 =============================

Depreciation and amortization expense was $8.6 million, $6.8 million and $6.2 million for the years ended June 30, 2003, 2002 and 2001, respectively.

8. Other Assets and Other Liabilities

Other assets were comprised of the following (in thousands):

                                                           June 30,
                                                     2003            2002
                                                 ------------    -----------

Goodwill                                         $     15,121     $   15,121
Real estate owned                                       4,776          3,784
Financing costs, debt offerings                         3,984          5,849
Due from securitization trusts for
   servicing related activities                             -          1,616
Investments held to maturity                              881            917
Other                                                   5,690          1,507
                                                 ------------     ----------
                                                 $     30,452     $   28,794
                                                 ============     ==========

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


8. Other Assets and Other Liabilities (continued)

Other liabilities were comprised of the following (in thousands):

                                                           June 30,
                                                     2003            2002
                                                 ------------    -----------

Commitments to fund closed loans                 $     35,187    $    29,866
Obligation for repurchase of securitized loans         27,954         10,621
Escrow deposits held                                   10,988          9,011
Hedging liabilities, at fair value                      6,335              -
Unearned lease incentives                               9,465              -
Periodic advance guarantee                                650              -
Trading liabilities, at fair value                        334            461
Other                                                   1,077            949
                                                 ------------    -----------
                                                 $     91,990    $    50,908
                                                 ============    ===========

See Note 2 for an explanation of the obligation for the repurchase of securitized loans and Note 18 for an explanation of the Company's hedging and trading activities.

Unearned lease incentives represent reimbursements received in conjunction with the lease agreement for the Company's new corporate office space in Philadelphia, Pennsylvania. These funds represent reimbursement from the landlord for leasehold improvements and furniture and equipment in the rented space and will be recognized as an offset to rent expense over the term of the lease or the life of the asset, whichever is shorter.

9. Subordinated Debt and Warehouse Lines and Other Notes Payable

Subordinated debt was comprised of the following (in thousands):

                                                           June 30,
                                                     2003            2002
                                                 ------------    -----------

Subordinated debt (a)                            $    702,423    $   640,411
Subordinated debt - money market notes (b)             17,117         15,309
                                                 ------------    -----------
Total subordinated debt                          $    719,540    $   655,720
                                                 ============    ===========

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                           June 30,
                                                                  2003                2002
                                                            ----------------    -------------

Warehouse and operating revolving line of credit (c)        $      30,182       $       6,171

Warehouse revolving line of credit (d)                            136,098                   -

Warehouse revolving line of credit (e)                             19,671                 187

Bank overdraft (f)                                                 26,158                   -

Lease funding facility (g)                                              -               2,128

Capitalized leases (h)                                                807                   -
                                                            ----------------    -------------
Total warehouse lines and other notes payable               $     212,916       $       8,486
                                                            ================    =============

(a) Subordinated debt due July 2003 through June 2013, interest rates ranging from 3.50% to 13.00%; average rate at June 30, 2003 was 8.86%, average remaining maturity was 19.5 months, subordinated to all of the Company's senior indebtedness. The average rate on subordinated debt including money market notes was 8.74% at June 30, 2003.
(b) Subordinated debt - money market notes due upon demand, interest rate at 4.0%; subordinated to all of the Company's senior indebtedness.
(c) $50.0 million warehouse and operating revolving line of credit expiring December 2003, which includes a sublimit for a letter of credit that expires in December 2003 to secure lease obligations for corporate office space, collateralized by certain pledged loans, advances to securitization trusts, real estate owned and certain interest-only strips. The amount of the letter of credit was $8.0 million at June 30, 2003 and will vary over the term of the office lease.
(d) $200.0 million warehouse revolving line of credit expiring November 2003, collateralized by certain pledged loans. $100.0 million of this facility was continuously committed for the term of the facility while the remaining $100.0 million of the facility was available at the lender's discretion. From June 30, 2003 to August 20, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to no later than September 30, 2003.
(e) $25.0 million warehouse revolving line of credit expiring October 2003, collateralized by certain pledged loans.
(f)  Overdraft amount on bank accounts paid on the following business day.
(g) Lease funding facility matured in May 2003, collateralized by certain lease receivables. The Company does not intend to renew this facility.
(h) Capitalized leases, maturing through January 2006, imputed interest rate of 8.0%, collateralized by computer equipment.

Principal payments on subordinated debt, warehouse lines and other notes payable for the next five years are as follows (in thousands): year ending June 30, 2004
- $534,388; 2005 - $170,976; 2006 - $157,952; 2007 - $27,668; and, 2008 -
$14,998.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

At June 30, 2003, warehouse lines and other notes payable were collateralized by $190.2 million of loan and lease receivables and $1.0 million of computer equipment.

In addition to the above, the Company had available to it the following credit facilities:

o $5.0 million operating line of credit expiring January 2004, fundings to be collateralized by investments in the 99-A lease securitization trust and Class R and X certificates of Mortgage Loan Trust 2001-2. This line was unused at June 30, 2003.

o $300.0 million facility, which provided for the sale of mortgage loans into an off-balance sheet funding facility. This facility expired pursuant to its terms on July 5, 2003. See Note 4 for further discussion of the off-balance sheet features of this facility. At June 30, 2003, $267.5 million of this facility was utilized.

Interest rates paid on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 0.95% to LIBOR plus 1.75%. The weighted-average interest rate paid on the revolving credit facilities was 2.24% and 3.35% at June 30, 2003 and June 30, 2002, respectively.

The warehouse credit agreements require that the Company maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio limits that it must meet as a condition to drawing on that particular line of credit. Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and the lender may, at its option, take certain actions including: terminate commitments to make future advances to the Company, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender, or other third party, or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities could result in defaults pursuant to cross-default provisions of the Company's other agreements, including its other loan agreements and lease agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers from the lenders related to any default would have a material adverse effect on the Company's liquidity and capital resources, could result in the Company not having sufficient cash to repay its indebtedness, require the Company to restructure its operations and may force the Company to sell assets on less than optimal terms and conditions.

As a result of the loss experienced during fiscal 2003, the Company was not in compliance with the terms of certain of the financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of its principal credit facilities (one for $50.0 million and the other for $200.0 million, of which $100.0 million was non-committed) and the Company requested and obtained waivers of these covenant provisions from both lenders. The lender under the $50.0 million warehouse credit facility has granted a waiver for the Company's non-compliance with a financial covenant in that credit facility through September 30, 2003. This facility was amended to reduce the available credit to $8.0 million and the financial covenants were replaced with new covenants.

The Company also entered into an amendment to the $200.0 million credit facility which provides for the waiver of its non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the termination date of this facility from November 2003 to September 30, 2003. The Company's ability to repay this facility upon termination is dependent on its ability to refinance the loans in one of its new facilities or the sale of loans currently warehoused in the terminating facility by September 30, 2003.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

Some of the Company's financial covenants in other credit facilities have minimal flexibility and it cannot say with certainty that it will continue to comply with the terms of all debt covenants. There can be no assurance as to whether or in what form a waiver or modification of terms of these agreements would be granted the Company.

On September 22, 2003, the Company entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding its loan originations. Pursuant to the terms of this facility, the Company is required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (which condition would be satisfied by the closing of the $225.0 million facility described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of its net cash flow from operations each quarter to reduce the outstanding amount of subordinated debt commencing with the quarter ending March 31, 2004; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to the Company's financial condition. These provisions require, among other things, the Company's maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans and leases we service for others) at the end of each fiscal quarter of less than 12.0%, its subordinated debt not to exceed $705.0 million at any time, its ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and its registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003.

On September 22, 2003, the Company executed a commitment letter for a mortgage warehouse credit facility with a warehouse lender, which consists of a senior secured revolving credit facility of up to $225.0 million and a secured last out revolver facility up to $25.0 million to fund loan originations. The commitment letter is subject to certain conditions, including, among other things: (i) entering into definitive agreements, except as provided in the commitment letter; (ii) the absence of a material adverse change in the business, operations, property, condition (financial or otherwise) or prospects of the Company or its affiliates; and (iii) its receipt of another credit facility in an amount not less than $200.0 million, subject to terms and conditions acceptable to this lender (which condition is satisfied by the new $200.0 million facility described above). The commitment letter provides that these facilities will have a term of three years with an interest rate on amounts outstanding under the $225.0 million portion of the credit facility equal to the greater of one-month LIBOR plus a margin or the difference between the yield maintenance fee (as defined in the commitment letter) and the one-month LIBOR plus a margin. Advances under this facility would be collateralized by substantially all of the Company's present and future assets including pledged loans and a security interest in substantially all of its interest-only strips and residual interests which will be contributed to a special purpose entity organized by the Company to facilitate this transaction. The Company also agreed to pay fees of approximately $14.6 million annually plus a nonusage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility and the lender's out-of-pocket expenses.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

The Company anticipates that these facilities will be subject to representations and warranties, events of default and covenants which are customary for facilities of this type, as well as its agreement to: (i) maintain sales or renewals of our subordinated debt securities of $10.0 million per month; (ii) restrict total principal and interest outstanding on its subordinated debt to $750.0 million or less; (iii) make quarterly reductions commencing in April 2004 of an amount of subordinated debt outstanding to be determined; (iv) maintain maximum interest rates payable on subordinated debt securities not to exceed 10 percentage points above comparable rates for FDIC insured products; and (v) the lender's receipt of the Company's audited financial statements for the period ended June 30, 2003. The definitive agreements will grant the lender an option at any time after the first anniversary of entering into the definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees payable by the Company plus additional interest as may be required by the institutions or investors providing the lender with these additional funds. The commitment letter requires that the Company enter into definitive agreements not later than October 17, 2003. While the Company anticipates that it will close this transaction prior to such date, it cannot provide assurance that these negotiations will result in definitive agreements or that such agreements, as negotiated, will be on terms and conditions acceptable to the Company. In the event the Company is unable to close these facilities or another facility within the time frame provided under the new $200.0 million credit facility described above, the lender on that facility would be under no obligation to make further advances under the terms of that facility and outstanding advances would have to be repaid over a period of time.

Under a registration statement declared effective by the SEC on October 3, 2002, the Company registered $315.0 million of subordinated debt. Of the $315.0 million, $121.3 million of debt from this registration statement was available for future issuance as of June 30, 2003. In June 2003, the Company filed a new registration statement with the SEC to register an additional $295.0 million of subordinated debt.

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

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


9. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

In September 2002, the Company entered into a series of leases for computer equipment which qualify as capital leases. The total principal amount of debt to be recorded under these leases is $1.0 million. The leases have an imputed interest rate of 8.0% and mature through January 2006.

The Company paid commitment fees and non-usage fees on warehouse lines and operating lines of credit of $0.4 million, $0.7 million and $0.4 million in the years ended June 30, 2003, 2002 and 2001, respectively.

10. Stockholders' Equity

In fiscal 1999, the Board of Directors initiated a stock repurchase program in view of the price level of the Company's common stock, which at the time traded and has continued to trade at below book value. In addition, the Company's consistent earnings growth over the past several years through fiscal 2002 did not result in a corresponding increase in the market value of its common stock. The repurchase program was extended in fiscal 2000, 2001 and 2002. The fiscal 2002 extension authorized the purchase of up to 10% of the then outstanding shares, which totaled approximately 2,661,000 shares on the date of the extension. The Company repurchased 43,000 shares under the most current repurchase program, which terminated in November 2002. The Company did not extend the repurchase program beyond this date and currently has no plans to repurchase additional shares.

The total number of shares repurchased under the stock repurchase program was:
117,000 in fiscal 1999; 327,000 in fiscal 2000; 627,000 in fiscal 2001; and
352,000 in fiscal 2002. The cumulative effect of the stock repurchase program was an increase in diluted earnings per share of $0.41 and $0.32 for the years ended June 30, 2002 and 2001, respectively.

On August 21, 2002, the Board of Directors declared a 10% stock dividend payable September 13, 2002 to shareholders of record on September 3, 2002. In conjunction with the Board's resolution, all outstanding stock options and related exercise prices were adjusted. Accordingly, all outstanding common shares, earnings per common share, average common share and stock option amounts presented have been adjusted to reflect the effect of this stock dividend. Amounts presented for fiscal 2001 have been similarly adjusted for the effect of a 10% stock dividend declared October 1, 2001, which was paid on November 5, 2001 to shareholders of record on October 22, 2001. The Company increased its quarterly cash dividend to $0.08 per share in fiscal 2003. Cash dividends of $0.32, $0.28 and $0.26 were paid in the years ended June 30, 2003, 2002 and 2001, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


10. Stockholders' Equity (continued)

In May 2002 the Company registered 440,000 shares of its common stock for use in a dividend reinvestment plan. The dividend reinvestment plan is intended to allow shareholders to purchase the Company's common stock with dividend payments from their existing common stock holdings. This option continues to be offered to the shareholders. As of June 30, 2003, 431,566 shares are available for use in the plan.

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

11. Employee Benefit Plan

The Company has a 401(k) defined contribution plan, which was established in 1995, available to all employees who have been with the Company for one month and have reached the age of 21. Employees may generally contribute up to 15% of their earnings each year, subject to IRS imposed limitations. For participants with one or more years of service, the Company, at its discretion, may match up to 25% of the first 5% of earnings contributed by the employee, and may match an additional 25% of the first 5% of earnings contributed by the employee in Company stock. The Company's contribution was $417 thousand, $350 thousand and $307 thousand for the years ended June 30, 2003, 2002 and 2001, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


12. Stock Option and Stock Incentive Plans

The Company has stock option plans that provide for the periodic granting of options to key employees and non-employee directors. These plans have been approved by the Company's shareholders. Options are generally granted to key employees at the market price of the Company's stock on the date of grant and expire five to ten years from date of grant. Options either fully vest when granted or over periods of up to five years. At June 30, 2003, 230,024 shares were available for future grant under the Company's stock option plans.

A summary of key employee stock option activity for the years ended June 30, 2003, 2002 and 2001 follows. Stock option activity has been retroactively adjusted for the effect of the stock dividends described in Note 10.


                                                                             Weighted-Average
                                                   Number of Shares           Exercise Price
                                               --------------------------------------------------
Options outstanding, June 30, 2000                       563,981               $     13.23
Options granted                                           81,675                      5.32
Options canceled                                         (91,052)                    15.82
                                               --------------------------------------------------
Options outstanding, June 30, 2001                       554,604                     11.64
Options granted                                          110,311                     12.81
Options exercised                                           (121)                    10.75
Options canceled                                         (61,336)                     7.32
                                               --------------------------------------------------
Options outstanding, June 30, 2002                       603,458                     11.95
Options granted                                            6,000                     13.50
Options exercised                                         (4,000)                     5.06
Options canceled                                         (41,466)                    14.41
                                               --------------------------------------------------
Options outstanding, June 30, 2003                       563,992               $     11.79
                                               ==================================================


The Company also issues stock options to non-employee directors. Options generally are granted to non-employee directors at or above the market price of the stock on the date of grant, fully vest when granted and expire three to ten years after the date of grant.

A summary of non-employee director stock option activity for the three years ended June 30, 2003, 2002 and 2001 follows. Stock option activity has been retroactively adjusted for the effect of the stock dividends described in Note 10.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


12. Stock Option and Stock Incentive Plans (continued)

                                                                              Weighted-Average
                                                      Number of Shares         Exercise Price
                                               --------------------------------------------------

Options outstanding, June 30, 2000                       211,750               $      9.45
Options granted                                           48,400                      5.27
Options canceled                                         (25,410)                    18.30
                                               --------------------------------------------------
Options outstanding, June 30, 2001                       234,740                      7.63
Options granted                                           59,400                     13.97
Options canceled                                         (25,410)                    11.81
                                               --------------------------------------------------
Options outstanding, June 30, 2002                       268,730                      8.64
Options exercised                                        (87,985)                     7.37
Options canceled                                         (12,100)                    10.74
                                               --------------------------------------------------
Options outstanding, June 30, 2003                       168,645               $      9.25
                                               ==================================================


The Company accounts for stock options issued under these plans using the intrinsic value method. See Note 1 for more detail.

The weighted-average fair value of options granted during the fiscal years ended June 30, 2003, 2002 and 2001 were $7.00, $5.85 and $2.15, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          June 30,
                                       2003                 2002                 2001
                               ------------------------------------------------------------

Expected volatility                    65%                  50%                  40%
Expected life                         8 yrs.               8 yrs.               8 yrs.
Risk-free interest rate            3.3% - 3.8%          3.4% - 5.3%          5.0% - 5.9%

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003

12. Stock Option and Stock Incentive Plans (continued)

The following tables summarize information about stock options outstanding under these plans at June 30, 2003:


                                   Options Outstanding
------------------------------------------------------------------------------------------
                                                     Weighted
                                                     Remaining              Weighted-
     Range of Exercise           Number of        Contractual Life          Average
     Prices of Options             Shares             in Years           Exercise Price
------------------------------------------------------------------------------------------
     $   3.94 to 5.63             174,971               3.7                $    4.62
       10.74 to 12.59             312,549               6.7                    11.27
       13.49 to 15.74             186,671               3.0                    14.94
       17.22 to 20.46              58,446               4.6                    18.70
                           ---------------------------------------------------------------
                                  732,637               4.9                $   11.21
                           ===============================================================

                                   Options Exercisable
------------------------------------------------------------------------------------------
                                                     Weighted
                                                     Remaining              Weighted-
     Range of Exercise           Number of        Contractual Life          Average
     Prices of Options             Shares             in Years           Exercise Price
------------------------------------------------------------------------------------------
     $   3.94 to 5.63             144,701               2.9                $    4.52
       10.74 to 12.59             161,019               5.9                    11.02
       13.49 to 15.74             139,531               3.1                    15.14
       17.22 to 20.46              58,446               4.6                    18.70
                           ---------------------------------------------------------------
                                  503,697               4.1                $   11.18
                           ===============================================================

The FASB released interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" allows options granted to directors to be accounted for consistently with those granted to employees if certain conditions are met, and therefore, no expense is recognized where the exercise price equals or exceeds the fair value of the shares at the date of grant. In accordance with the guidance, in fiscal 2001, the Company recorded $174 thousand as a cumulative effect of a change in accounting principle, which represents the cumulative amount of expense recognized in prior years for stock options issued to non-employee directors.

In fiscal 2002 the Board of Directors adopted, and the shareholders approved, a stock incentive plan. The stock incentive plan provides for awards to officers and other employees of the Company in the form of the Company's common stock. Awards made pursuant to this plan are under the direction of the Compensation Committee of the Board of Directors and are dependent on the Company, and individuals receiving the grant, achieving certain goals developed by the Compensation Committee. The vesting schedule for awards under this plan, if any,

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


12. Stock Option and Stock Incentive Plans (continued)

are set by the Compensation Committee at time of grant. The total number of shares authorized to be granted under the Stock Incentive Plan are 165,000 shares. The number of shares issuable can be adjusted, however, in the event of a reorganization, recapitalization, stock split, stock dividend, merger, consolidation or other change in the corporate structure of the Company. On October 15, 2002, 27,899 shares were granted at a price of $10.05 per share and 10,876 shares were granted on October 17, 2002 at $10.43 per share to officers and employees under this plan.

13. Income Taxes

The provision for income taxes consists of the following (in thousands):

                                                     Year ended June 30,
                                           2003              2002              2001
                                   -----------------------------------------------------
Current
   Federal                           $          9      $      1,455      $        383
   State                                      400               250                76
                                   -----------------------------------------------------
                                              409             1,705               459
                                   -----------------------------------------------------
Deferred
   Federal                                (19,377)            3,986             4,641
   State                                     (150)                -               174
                                   -----------------------------------------------------
                                          (19,527)            3,986             4,815
                                   -----------------------------------------------------
Total provision for income taxes     $    (19,118)     $      5,691      $      5,274
                                   =====================================================


There were $4.1 million in federal tax benefits from the utilization of net operating loss carryforwards in the year ended June 30, 2003 while there were no tax benefits from the utilization of net operating loss carryforwards in the year ended June 30, 2002.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


13. Income Taxes (continued)

The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of the following (in thousands):

                                                 Year ended June 30,
                                               2003                2002
                                        ---------------------------------------

Deferred income tax assets:
Allowance for credit losses               $          997      $        1,297
Net operating loss carryforwards                  72,581              60,720
Other                                             14,544               6,303
                                        ---------------------------------------
                                                  88,122              68,320

Less valuation allowance                          36,830              29,326
                                        ---------------------------------------
                                                  51,292              38,994
                                        ---------------------------------------

Deferred income tax liabilities:
Interest-only strips and other
    receivables                                   68,328              74,118
                                        ---------------------------------------
                                                  68,328              74,118
                                        ---------------------------------------
Net deferred income tax liability         $       17,036      $       35,124
                                        =======================================


The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized. The utilization of net operating loss carryforwards for federal tax purposes is not dependent on future taxable income from operations, but on the reversal of timing differences principally related to existing securitization assets. These timing differences are expected to absorb the available net operating loss carryforwards during the carryforward period.

A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows (in thousands):

                                                    Year ended June 30,
                                                2003         2002       2001
                                          -------------------------------------

Federal income tax at statutory rates       $ (17,157)     $ 4,742     $ 4,615
Nondeductible items                                85           65         534
Other, net                                     (2,046)         884         125
                                          -------------------------------------
                                            $ (19,118)     $ 5,691     $ 5,274
                                          =====================================

For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $460.4 million available to reduce future state income taxes for various states as of June 30, 2003. If not used, substantially all of the carryforwards will expire at various dates from June 30, 2003 to June 30, 2005. The $2.0 million benefit in the other, net category is the result of the reversal of state and federal reserves which are no longer deemed necessary.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003

14. Commitments and Contingencies

Operating Leases

As of June 30, 2003, the Company leases property under noncancelable operating leases requiring minimum annual rentals as follows (in thousands):

Year ending June 30,

         2004             $     1,422
         2005                   5,283
         2006                   5,131
         2007                   5,312
         2008                   5,442
         Thereafter            33,533
                          -------------
                          $    56,123
                          =============

Rent expense for leased property was $5.1 million, $4.9 million and $5.2 million, respectively, for the years ended June 30, 2003, 2002, and 2001.

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

The Company has also entered into an employment agreement with another executive under which the executive is entitled to receive an initial annual base compensation of $335 thousand which shall be reviewed annually and may be adjusted for merit increases. The executive is eligible for a cash bonus payment

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


14. Commitments and Contingencies (continued)

Employment Agreements (continued)

of up to 50% of the executive's annual base compensation based upon the Company achieving specific goals and objectives. This agreement terminates upon: (a) the earlier of the executive's death, permanent disability, termination of employment for cause, voluntary resignation or 70th birthday; or (b) upon notice to the executive of the Company's intention to terminate the agreement without cause in which case the executive will receive a cash payment equal to his annual base salary. This agreement is binding upon any successor of the Company by merger, consolidation, purchase or otherwise. In the event of a change in control, this executive will receive his highest annual salary for the twelve-month period preceding the termination of his employment and his highest annual bonus paid in any of the three fiscal years preceding termination. In addition, this executive is eligible for a cash bonus payment of up to 50% of the executive's annual base compensation at the time of award based upon the executive achieving specific goals and objectives.

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

Periodic Advance Guarantees

As the servicer of securitized loans, the Company is obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in a trust's collection account. If the funds available from the trust's collection account are insufficient to make the required interest advances, then the Company is required to make the advance from its operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from the Company. However, the Company can recover any advances the Company makes from its operating cash from the subsequent month's mortgage loan payments to the applicable trust prior to any distributions to the certificate holders.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003



14. Commitments and Contingencies (continued)

Periodic Advance Guarantees (continued)

The Company adopted FIN 45 on a prospective basis for guarantees that are issued or modified after December 31, 2002. Based on the requirements of this guidance for the fiscal year ended June 30, 2003, the Company has recorded a $0.7 million liability in conjunction with the sale of mortgage loans to the ABFS 2003-1 securitization trust which occurred in March 2003. This liability represents its estimate of the fair value of periodic interest advances that the Company as servicer of the securitized loans, is obligated to pay to the trust on behalf of delinquent loans. The fair value of the liability was estimated based on an analysis of historical periodic interest advances and recoveries from securitization trusts.

Other

State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, the Company is unable to predict whether state, local or federal authorities will require changes in the Company's lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on the Company's profitability. The Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by the Company's subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although the Company believes that these fees were fair and in compliance with applicable federal and state laws, in April 2002 the Company agreed to reimburse borrowers approximately $221,000 with respect to a particular fee paid by borrowers from January 1, 1999 to mid-February 2001 and to reimburse the Commonwealth of Pennsylvania $50,000 for their costs of investigation and for future public protection purposes. The Company discontinued charging this particular fee in mid-February 2001. The Company has satisfied the monetary commitments and obligations to the Pennsylvania Attorney General. The reserve, which the Company previously established, was adequate to cover the resolution of this matter.

15. Legal Proceedings

On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003

15. Legal Proceedings (continued)

court) against the Company's subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The case consisted of three purported class action counts and two individual counts. The plaintiff alleged that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. In November 2002, the Illinois Federal District Court dismissed the three class action counts and an agreement in principle was reached in August 2003 to settle the matter. The terms of the settlement have been finalized and did not have a material effect on the Company's consolidated financial position or results of operations.

The Company's lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities, including the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, described above. Due to the Company's current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on its consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and because the ultimate resolution of these proceedings are influenced by factors outside of the Company's control, the Company's estimated liability under these proceedings may change or actual results may differ from its estimates.

Additionally, court decisions in litigation to which the Company is not a party may also affect its lending activities and could subject it to litigation in the future. For example, in Glukowsky v. Equity One, Inc., (Docket No. A-3202 -
01T3), dated April 24, 2003, to which the Company is not a party, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey. The Company expects that, as a result of the publicity surrounding predatory lending practices and this recent New Jersey court decision regarding the Parity Act, it may be subject to other class action suits in the future.

In addition, from time to time, the Company is involved as plaintiff or defendant in various other legal proceedings arising in the normal course of its business. While the Company cannot predict the ultimate outcome of these various legal proceedings, management believes that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003

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

On April 2, 2001, the Company awarded 2,500 shares (3,025 shares after the effect of stock dividends) of its common stock to a director of the Company as a result of services rendered in connection with its stock repurchases.

In February 2003, the Company awarded 2,000 shares of its common stock to each of two newly appointed members of its Board of Directors.

The Company employs members of the immediate family of one of its directors and one of its non-director executive officers in various executive and other positions. The Company believes that the salaries paid to these individuals are competitive with salaries paid to other employees in similar positions within the Company and in its industry.

Additionally, the Company has business relationships with other related parties including family members of one of its directors and one of its non-director executive officers through which the Company has, from time to time, purchased appraisal services, office equipment and real estate advisory services. None of these related party transactions, individually or collectively, are material to the Company's results of operations.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


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

The following table summarizes the carrying amounts and fair value estimates of financial instruments recorded on the Company's financial statements at June 30, 2003 and 2002 (in thousands):


                                                    June 30, 2003                   June 30, 2002
                                               ------------------------       -------------------------
                                                Carrying                        Carrying
                                                 Value       Fair Value          Value       Fair Value
                                               ---------     ----------       ----------     ----------
Assets
Cash and cash equivalents                      $  47,475     $  47,475        $ 108,599      $ 108,599
Loans and leases available for sale              271,402       272,991           57,677         67,145
Interest-only strips                             598,278       598,278          512,611        512,611
Servicing rights                                 119,291       119,291          125,288        125,951
Investments held to maturity                         881           946              917            989
Liabilities
Subordinated debt and warehouse
   lines and notes payable                     $ 932,456     $ 931,302        $ 664,206      $ 663,212



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

       Investments held to maturity - Represent mortgage loan backed securities retained in securitizations. Fair value is determined using estimated

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


17. Fair Value of Financial Instruments (continued)

       discounted future cash flows taking into consideration anticipated prepayment rates and credit loss rates of the underlying loans and pass through investment certificate interest rates of current securitizations.

       Subordinated debt and notes payable - The fair value of fixed debt is estimated using the rates currently available to the Company for debt of similar terms.

The carrying value of mortgage backed securities retained in securitizations, which were held-to-maturity investment securities were as follows (in thousands):

                                     Gross             Gross
                        Amortized   Unrealized      Unrealized
                          Cost        Gains           Losses       Fair Value
                        ------------------------------------------------------
June 30, 2003           $  881        $  65          $  --           $  946

June 30, 2002           $  917        $  72          $  --           $  989

Mortgage backed securities mature through November 2005.

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

Hedging activity

Related to Loans Expected to Be Sold Through Securitizations. At the time the derivative contracts are executed, they are specifically designated as hedges of mortgage loans or the Company's residual interests in mortgage loans in its mortgage conduit facility, which the Company would expect to be included in a term securitization at a future date. The mortgage loans and mortgage loans underlying residual interests in mortgage pools consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


18. Derivative Financial Instruments (continued)

Hedging activity (continued)

securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities to match the maturities of the interest rate pass-through certificates. The Company may hedge potential interest rate changes in interest rate swap yield curves with forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. This practice has provided strong correlation between the hedge contracts and the ultimate pricing that the Company will receive on the subsequent securitization.

Related to Loans Expected to Be Sold Through Whole Loan Sale Transactions. The Company may also utilize derivative financial instruments in an attempt to mitigate the effect of changes in market interest rates between the date loans are originated at fixed interest rates and the date that the loans will be sold in a whole loan sale. At the time the derivative contracts are executed, they are specifically designated as hedges of mortgage loans or the Company's residual interests in mortgage loans in its mortgage conduit facility, which the Company would expect to be included in a whole loan sale transaction at a future date. The Company may hedge the effect of changes in market interest rates with forward sale commitments, forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. On June 30, 2003, the Company entered into a forward sale agreement providing for the sale of $275 million of home equity mortgage loans at a price of 105.0%.

Disqualified Hedging Relationship. The securitization market was not available to the Company in the fourth quarter of fiscal 2003. As a result, the Company realized that the expected high correlation between the changes in the fair values of the derivatives and the mortgage loans would not be achieved and discontinued hedge accounting. During the quarter ending June 30, 2003, $4.0 million of losses on $170.0 million of forward starting interest rate swaps previously designated as a hedge of mortgage loans expected to be securitized was charged to earnings. An offsetting increase of $3.7 million in the value of the hedged mortgage loans was recorded in earnings, representing the changes in value of the loans until the date that the Company learned that the securitization market was not available.

The Company recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedging transactions or on disqualified hedging relationships for the years ended June 30, 2003, 2002 and 2001. Ineffectiveness related to qualified hedging relationships during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


18. Derivative Financial Instruments (continued)

Hedging activity (continued)

                                                   Year Ended June 30,
                                         ---------------------------------------
                                             2003          2002         2001
                                         -------------   ----------- -----------
Offset by gains and losses recorded on
     securitizations:
Losses on derivative financial
     instruments                          $  (3,806)     $  (9,401)   $  (4,343)

Offset by gains and losses recorded on
     the fair value of hedged items:
Losses on derivative financial
     instruments                          $  (7,037)     $      --    $      --

Amount settled in cash - paid             $  (5,041)     $  (9,401)   $  (4,343)

At June 30, 2003, forward sale agreements and outstanding forward starting interest rate swap contracts accounted for as hedges and unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                                  Notional       Unrealized
                                                   Amount           Loss
                                                 ---------     ------------
Forward sale agreement                           $ 275,000     $     --
Forward starting interest rate
    swaps                                        $      --     $ (6,776)(a)

       (a) Represents the liability carried on the balance sheet at June 30, 2003 for previously recorded losses not yet settled in cash.

There were no outstanding derivatives contracts accounted for as hedges at June 30, 2002 or 2001.

Trading activity

Generally, the Company does not enter into derivative financial instrument contracts for trading purposes. However, the Company has entered into derivative financial instrument contracts which have not been designated as hedges in accordance with SFAS No. 133 and were therefore accounted for as trading assets or liabilities.

Related to Loans Expected to Be Sold Through Securitizations. During fiscal 2003, the Company used interest rate swap contracts to protect the future securitization spreads on loans in its pipeline. Loans in the pipeline represent loan applications for which the Company is in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments. The

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003

18. Derivative Financial Instruments (continued)

Trading activity (continued)

Company believed there was a greater chance that market interest rates that would be obtained on the subsequent securitization of these loans would increase rather than decline, and chose to protect the spread that could be earned in the event of rising rates.

However due to a decline in market interest rates during the period the derivative contracts were used to manage interest rate risk on loans in the pipeline, the Company recorded losses on forward starting interest rate swap contracts during the fiscal year ended June 30, 2003. The losses are summarized in the table below.

Related to Loans Expected to Be Sold Through Whole Loan Sale Transactions. The $170.0 million notional amount of forward starting interest rate swap contracts carrying over from the disqualified hedging relationship discussed above are currently being utilized to manage the effect of changes in market interest rates on the fair value of fixed-rate mortgage loans that were previously expected to be sold in a fourth quarter of fiscal 2003 securitization, but are now expected to be sold in whole loan sale transactions. The Company has elected not to designate these derivative contracts as an accounting hedge.

The following gains and losses were recorded on the fair value of derivative financial instruments classified as trading for the year ended June 30, 2003. There were no derivative contracts classified as trading for the years ended June 30, 2002 and 2001 except those noted below to manage the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. (in thousands):

     Trading gains(losses) on forward
        starting interest rate swaps:
         Related to loan pipeline                        $ (3,796)
         Related to whole loan sales                     $    441

     Amount settled in cash - paid                       $ (2,671)

At June 30, 2003, outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans expected to be sold in whole loan sale transactions and the associated unrealized gains recorded as assets on the balance sheet are summarized in the table below. There were no open derivative contracts classified as trading for the years ended June 30, 2002 and 2001 except those noted below to manage the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. (in thousands):

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003

18. Derivative Financial Instruments (continued)

Trading activity (continued)

                                             Notional        Unrealized
                                              Amount            Gain
                                            ---------        -----------
Forward starting interest rate              $170,000            $ 441
   swaps

The sensitivity of the forward starting interest rate swap contracts held as trading as of June 30, 2003 to a 0.1% change in market interest rates is $0.1 million.

Related to Interest-only Strips. For fiscal years ended June 30, 2003 and 2002, respectively, the Company recorded net losses of $0.9 million and $0.7 million on an interest rate swap contract which was not designated as an accounting hedge. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract was due to decreases in the interest rate swap yield curve during the periods the contract was in place. Included in the $0.9 million net loss recorded in the fiscal year ended June 30, 2003, were unrealized gains of $0.1 million representing the net change in the fair value of the contract during the fiscal year and $1.0 million of cash losses paid during the fiscal year. Included in the $0.7 million net loss recorded in the fiscal year ended June 30, 2002, were unrealized losses of $0.5 million representing the net change in the fair value of the contract during the fiscal year and $0.2 million of cash losses paid during the fiscal year. The cumulative net unrealized loss of $0.3 million is included as a trading liability in Other liabilities.

Terms of the interest rate swap contract at June 30, 2003 were as follows (dollars in thousands):

  Notional amount                                  $    44,535
  Rate received - Floating (a)                            1.18%
  Rate paid - Fixed                                       2.89%
  Maturity date                                     April 2004
  Unrealized loss                                  $       334
  Sensitivity to 0.1% change in interest rates     $        17
----------

(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


19. Reconciliation of Basic and Diluted Earnings Per Common Share


                                                               Year ended June 30,
                                                     2003              2002             2001
                                               -----------------------------------------------------
                                                       (in thousands except per share data)
(Numerator)
Income (loss) before cumulative effect of a
   change in accounting principle                $    (29,902)     $      7,859     $      7,911
Cumulative effect of a change in accounting
   principle                                               -                 -               174
                                               -----------------------------------------------------
Net income (loss)                                $    (29,902)     $      7,859     $      8,085
                                               =====================================================
(Denominator) Average Common Shares:
   Average common shares outstanding                    2,918             2,934            3,797
   Average potentially dilutive shares                   (a)                221               88
                                               -----------------------------------------------------
   Average common and potentially dilutive
      shares                                            2,918             3,155            3,885
                                               =====================================================

Earnings (loss) per common share:
   Basic:
Income (loss) before cumulative effect of a
   change in accounting principle                $     (10.25)     $       2.68     $      2.08
Cumulative effect of a change in accounting
   principle                                                -                 -            0.05
                                               -----------------------------------------------------
   Net income (loss)                             $     (10.25)     $       2.68     $      2.13
                                               =====================================================

   Diluted:
Income (loss) before cumulative effect of a
   change in accounting principle                $     (10.25)     $       2.49     $      2.04
Cumulative effect of a change in accounting
   principle                                                -                 -            0.04
                                               -----------------------------------------------------
   Net income (loss)                             $     (10.25)     $       2.49     $      2.08
                                               =====================================================

----------

(a) Anti-dilutive in fiscal year 2003.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


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

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003



20. Segment Information (continued)


                                                                            Year ended June 30, 2003
                                                ------------------------------------------------------------------------------------
                                                     Loan       Treasury and                            Reconciling
                                                  Origination     Funding      Servicing    All Other      Items       Consolidated
                                                ------------------------------------------------------------------------------------
                                                                               (in thousands)
External revenues:
     Gain on sale of loans:
      Securitizations                              $ 170,950     $       -     $       -   $        -     $        -   $   170,950
      Whole loan sales                                   655             -             -            -              -           655
    Interest income                                    9,311           422           762       47,347              -        57,842
    Non-interest income                                8,295             4        45,480            -        (41,820)       11,959
Inter-segment revenues                                     -        75,422             -       74,752       (150,174)            -
Operating expenses:
    Interest expense                                  20,970        66,526         2,467       53,557        (75,422)       68,098
    Non-interest expense                              52,471         9,079        42,542       64,406              -       168,498
    Depreciation and amortization                      3,236           108         1,168        4,136              -         8,648
    Interest-only strips valuation adjustment              -             -             -       45,182              -        45,182
    Inter-segment expense                            116,572             -             -            -       (116,572)            -
Income tax expense (benefit)                          (1,575)           53            25      (17,621)             -       (19,118)
                                                ------------------------------------------------------------------------------------

Net income (loss)                                  $  (2,463)    $      82     $      40   $  (27,561)    $        -   $   (29,902)
                                                ====================================================================================
Segment assets                                     $ 349,207     $ 156,082     $ 111,254   $  639,377     $  (96,569)  $ 1,159,351
                                                ====================================================================================


           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


20. Segment Information (continued)



                                                                            Year ended June 30, 2002
                                                ------------------------------------------------------------------------------------
                                                     Loan       Treasury and                            Reconciling
                                                  Origination     Funding      Servicing    All Other      Items       Consolidated
                                                ------------------------------------------------------------------------------------
                                                                               (in thousands)

External revenues:
    Gain on sale of loans and leases
      Securitizations                              $ 185,580     $       -     $      -    $        -     $        -   $   185,580
      Whole loan sales                                 2,448             -            -             -              -         2,448
    Interest income                                    7,199           998         1,309       35,386              -        44,892
    Non-interest income                                9,198             1        35,387          102        (29,707)       14,981
Inter-segment revenues                                     -        70,586             -       68,335       (138,921)            -
Operating expenses:
    Interest expense                                  22,387        67,256           298       49,328        (70,586)       68,683
    Non-interest expense                              41,547        11,613        31,375       52,163              -       136,698
    Depreciation and amortization                      3,348           142         1,095        2,332              -         6,917
    Interest-only strips valuation adjustment              -             -             -       22,053              -        22,053
    Inter-segment expense                             98,042             -             -            -        (98,042)            -
Income tax expense (benefit)                          16,423        (3,119)        1,650       (9,263)             -         5,691
                                                ------------------------------------------------------------------------------------

Net income (loss)                                  $  22,678     $  (4,307)    $   2,278   $  (12,790)    $        -   $     7,859
                                                ====================================================================================
Segment assets                                     $  95,017     $ 202,621     $ 124,914   $  541,950     $  (88,127)  $   876,375
                                                ====================================================================================

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003


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


                                                                Fiscal 2003 Quarters Ended
                                       ------------------------------------------------------------------------------
                                           June 30,          March 31,          December 31,        September 30,
                                       ------------------------------------------------------------------------------

Revenues
Gain on sale of loans and leases
     Securitizations                     $         556     $      54,504      $      57,879        $      58,011
     Whole sale loans                              626                (4)                (2)                  35
Interest and fees                                6,002             4,665              4,595                4,133
Interest accretion on interest-only
    strips                                      12,986            12,114             11,500               10,747
Servicing income                                   382               486                644                1,537
Other income                                         3                 1                  2                    4
                                       ------------------------------------------------------------------------------
Total revenues                                  20,555            71,766             74,618               74,467

Total expenses (a)                              76,383            71,737             70,979               71,327
                                       ------------------------------------------------------------------------------

Income (loss) before provision for
    income tax expense                         (55,828)               29              3,639                3,140
Provision for income tax expense
    (benefit)                                  (21,773)             (192)             1,528                1,319
                                       ------------------------------------------------------------------------------

Net income (loss)                        $     (34,055)    $         221      $       2,111        $       1,821
                                       ==============================================================================

Earnings (loss) per common share:
    Basic                                $      (11.68)    $        0.07      $        0.72        $        0.64
    Diluted                              $      (11.68)    $        0.06      $        0.69        $        0.61


(a) Includes pre-tax adjustments to the fair value of securitization assets of $11.8 million, $10.7 million, $10.6 and $12.1 million for the quarters ended June 30, March 31, December 31 and September 30, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                  June 30, 2003




21. Quarterly Data Statement (unaudited) (continued)


                                                                 Fiscal 2002 Quarters Ended
                                        -----------------------------------------------------------------------------
                                            June 30,          March 31,         December 31,        September 30,
                                        -----------------------------------------------------------------------------
Revenues
Gain on sale of loans and leases
     Securitizations                    $        56,441   $        49,220   $        44,563      $        35,356
     Whole sale loans                                74               540               641                1,193
Interest and fees                                 4,505             4,752             4,885                4,748
Interest accretion on interest-only
    strips                                        9,466             9,538             8,646                7,736
Servicing income                                  1,267             1,282             1,298                1,636
Other income                                          7               103                 1                    3
                                        -----------------------------------------------------------------------------
Total revenues                                   71,760            65,435            60,034               50,672

Total expenses (a)                               67,818            62,399            55,810               48,324
                                        -----------------------------------------------------------------------------

Income before provision for income tax
    expense                                       3,942             3,036             4,224                2,348
Provision for income tax expense                  1,656             1,275             1,774                  986
                                        -----------------------------------------------------------------------------

Net Income                              $         2,286   $         1,761   $         2,450      $         1,362
                                        =============================================================================

Earnings per common share:
    Basic                               $          0.80   $          0.58   $          0.87      $          0.43
    Diluted                             $          0.75   $          0.55   $          0.79      $          0.40


(a) Includes pre-tax adjustments to the fair value of securitization assets of $8.9 million, $8.7 million and $4.5 million for the quarters ended June 30, March 31 and December 31, respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

         On August 2, 2001, Ernst & Young LLP resigned as our independent accountants. Ernst & Young LLP had been engaged as our auditor on May 17, 2001, replacing BDO Seidman, LLP. During the period of engagement through August 2, 2001, Ernst & Young LLP did not issue any reports on our financial statements.

         During fiscal 2001 and the subsequent interim period through August 2, 2001, we did not have any disagreements with Ernst & Young LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report. During fiscal 2001 and the subsequent interim period through August 2, 2001, none of the events described in Regulation S-K Item 304 (a)(1)(v) occurred.

         Our Board of Directors approved the reengagement of BDO Seidman, LLP as the Company's independent accountants effective August 8, 2001. BDO Seidman, LLP acted as our independent accountants during the two-year period ended June 30, 2000 through May 17, 2001. During the two years ended June 30, 2000 and the subsequent interim period through May 17, 2001, we consulted with BDO Seidman, LLP regarding the application of accounting principles in the normal course of BDO Seidman, LLP's engagement as our independent auditors. BDO Seidman, LLP issued reports on our financial statements during the two-year period ended June 30, 2000. The reports of BDO Seidman, LLP on our financial statements during the two-year period ended June 30, 2000 did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the two-year period ended June 30, 2000, and interim period from July 1, 2000 through May 17, 2001, we did not have any disagreements with BDO Seidman, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

Item 9A. Controls and Procedures
         -----------------------

         The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

         The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Controls occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Controls. Based on that evaluation, there has been no such change during the quarter covered by this report.

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary its procedures and controls.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The information required to be included in Item 10 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

         For information regarding our executive officers, See "Item 1. Business -- Executive Officers Who Are Not Also Directors."

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

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2003, our officers, directors and greater than 10% beneficial owners have complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation
         -----------------------

         The information required to be included in Item 11 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2003 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         -------------------------------------------------------------------

         The information required to be included in Item 12 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2003 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

         For information, including a tabular presentation, regarding our securities authorized for issuance under equity compensation plans, see "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         The information required to be included in Item 13 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services
         --------------------------------------

         The information required to be included in Item 14 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K
         --------------------------------

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
 3.1          Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to the
              Quarterly Report on Form 10-Q filed February 14, 2003).

 3.2          Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form
              10-Q filed February 14, 2003).

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

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

 4.11         Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by
              reference from Exhibit 4.11 of Registrant's Registration Statement on Form S-2, No. 333-40248, filed
              June 27, 2000).

 4.12         Form of Investment Note. (Incorporated by reference from Exhibit 4.12 of Registrant's Registration
              Statement on Form S-2, No. 333-40248, filed June 27, 2000).

 4.13         Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by
              reference from Exhibit 4.13 of Registrant's Registration Statement on Form S-2, No. 333-63014, filed on
              June 14, 2001).

 4.14         Form of Investment Note. (Incorporated by reference from Exhibit 4.14 of Registrant's Registration
              Statement on Form S-2, No. 333-63014, filed on June 14, 2001).

 4.15         Form of Indenture by and between ABFS and U.S. Bank National Association. (Incorporated by reference from Exhibit 4.15 of Registrant's Registration Statement on Form S-2, No. 333-90366, filed on June 12,
              2002).

 4.16         Form of Investment Note. (Incorporated by reference from Exhibit 4.16 of Registrant's Registration
              Statement on Form S-2, No. 333-90366, filed on June 12, 2002).

 4.17         Form of Indenture by and between ABFS and U.S. Bank National Association (Incorporated by reference from Exhibit 4.17 of Registrant's Registration Statement on Form S-2, No. 333-106476, filed on June 25,
              2003).

 4.18         Form of Investment Note (Incorporated by reference from Exhibit 4.18 of Registrant's Registration
              Statement on Form S-2, No. 333-106476, filed on June 25, 2003).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.1          Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of ABFS' Quarterly
              Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474).**

10.2          Stock Option Award Agreement (Incorporated by reference from Exhibit 10.1 of the Registration Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the "Form S-11")).**

10.3          1995 Stock Option Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.6 of the
              Amendment No. 1 to the 1996 Form SB-2 filed on February 4, 1996 Registration No. 333-18919 (the
              "Amendment No. 1 to the 1996 Form SB-2")).**

10.4          Form of Option Award Agreement for Non-Employee Directors Plan for Formula Awards (Incorporated by
              reference from Exhibit 10.13 of the 1996 Form 10-KSB).**

10.5          1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit 10.1 of the September 30, 1997 Form 10-QSB).**

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

10.11         Form of Employment Agreement with Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben
              (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2).**

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.12         Amendment One to Anthony J. Santilli's Employment Agreement (Incorporated by reference from Exhibit
              10.3 of the September 30, 1997 Form 10-QSB).**

10.13         Amendment One to Beverly Santilli's Employment Agreement (Incorporated by reference from Exhibit 10.4 of the September 30, 1997 Form 10-QSB).**

10.14         Management Incentive Plan (Incorporated by reference from Exhibit 10.16 of the 1996 Form SB-2).**

10.15         Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards (Incorporated by
              reference from Exhibit 10.18 of the Amendment No. 1 to the 1996 Form SB-2).**

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

10.21         Fifth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 8, 1996
              (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the 1997 SB-2).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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
              333-2445).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.38         Employment Agreement between American Business Financial Services, Inc. and Albert Mandia (Incorporated
              by reference to Exhibit 10.2 of the Registrant's September 30, 1999 Form 10-Q).**

10.39         Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia
              (Incorporated by reference to Exhibit 10.3 of the Registrant's September 30, 1999 Form 10-Q).**

10.40         American Business Financial Services, Inc. Amended and Restated 1999 Stock Option Plan (Incorporated by
              reference from Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q from the quarter ended
              September 30, 2001 filed on November 14, 2001).**

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

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

10.48         Warehousing Credit and Security Agreement dated as of May 5, 2000 between New Jersey Mortgage and
              Investment Corp., American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and
              Residential Funding Corporation. (Incorporated by reference from Exhibit 10.63 of Registrant's
              Registration Statement on Form S-2, No. 333-40248, filed June 27, 2000).

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

10.51         Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman
              (Incorporated by reference from Exhibit 10.66 of the 2000 Form 10-K).**

10.52         Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph Hall
              (Incorporated by reference from Exhibit 10.67 of the 2000 Form 10-K).**

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

10.55         Sale and Servicing Agreement, dated as of March 1, 2001, by and among ABFS OSO, Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican
              Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage
              Services, Inc., a New Jersey corporation, as the Originators, American Business Financial Services
              Inc., a Delaware corporation, as the Guarantor, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware
              business trust, as the Trust, American Business Credit, Inc., a Pennsylvania corporation, as the
              Servicer, EMC Mortgage Corporation, a Delaware corporation, as the Back-up Servicer, and The Chase
              Manhattan Bank, a New York banking corporation, as the Indenture Trustee and the Collateral Agent.
              (Incorporated by reference from Exhibit 10.72 of Registrant's Post-Effective Amendment No. One to the
              Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001).

10.56         Indenture, dated as of March 1, 2001, by and among Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware statutory business trust, and its successors and assigns, as the Trust or the Issuer, The Chase Manhattan Bank, a
              New York banking corporation, and its successors, as the Indenture Trustee, and American Business
              Financial Services, Inc., as the Guarantor. (Incorporated by reference from Exhibit 10.73 of
              Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248,
              filed April 5, 2001).

10.57         Insurance and Reimbursement Agreement, dated as of March 28, 2001, among MBIA Insurance Corporation, a
              New York stock insurance company, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware business trust, as the Trust, ABFS OSO, Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc.,
              a Pennsylvania corporation, as the Originator and the Servicer, HomeAmerican Credit, Inc., a
              Pennsylvania corporation, d/b/a Upland Mortgage, as the Originator, American Business Mortgage
              Services, Inc., a New Jersey corporation, as the Originator, American Business Financial Services,
              Inc., a Delaware corporation, as the Guarantor, The Chase Manhattan Bank, as the Indenture Trustee, and
              Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser. (Incorporated by reference from Exhibit 10.74 of Registrant's Post-Effective Amendment No. One to the Registration
              Statement on Form S-2, No. 333-40248, filed April 5, 2001).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------

10.58         Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2001-1, dated as of March 1,
              2001, by and among Morgan Stanley ABS Capital I Inc., a Delaware corporation, as the Depositor,
              American Business Credit, Inc., a Pennsylvania corporation, as the Servicer, and The Chase Manhattan
              Bank, a New York banking corporation, as the Trustee. (Incorporated by reference from Exhibit 10.75 of
              Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248,
              filed April 5, 2001).

10.59         Unaffiliated Seller's Agreement, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I,
              Inc., a Delaware corporation, and its successors and assigns, as the Depositor, ABFS 2001-1, Inc., a
              Delaware corporation, and its successors, as the Unaffiliated Seller, American Business Credit, Inc., a
              Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage Services Inc., a New Jersey corporation, as the Originators.
              (Incorporated by reference from Exhibit 10.76 of Registrant's Post-Effective Amendment No. One to the
              Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001).

10.60         Amended and Restated Sale and Servicing Agreement dated as of June 28, 2001 by and among ABFS
              Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business
              Mortgage Services, Inc. f/k/a New Jersey Mortgage and Investment Corp., as Originators and
              Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as
              an Originator and Servicer, American Business Financial Services, Inc., as Sponsor and The Chase
              Manhattan Bank, as Indenture Trustee and Collateral Agent. (Incorporated by reference from Exhibit
              10.60 to the Form 10-K for the fiscal year ended June 30, 2001 filed on September 28, 2001).

10.61         Letter Agreement dated July 1, 2000 between ABFS and Albert W. Mandia. (Incorporated by reference to
              Exhibit 10.61 of Amendment No. 1 to the 2001 Form S-2 filed on October 5, 2001).**

10.62         American Business Financial Services, Inc. 2001 Stock Incentive Plan. (Incorporated by reference from
              Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001 (the
              "September 2001 Form 10-Q")).**

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

10.66         Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001,
              Inc. (Incorporated by reference to Exhibit 10.2 from the December 2001 Form 10-Q).

10.67         Master Contribution Agreement, dated as of November 16, 2001 by and between American Business Financial
              Services, Inc. and ABFS Repo 2001, Inc. (Incorporated by reference from Exhibit 10.3 to the December
              2001 Form 10-Q).

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

10.69         Guaranty, dated as of November 16, 2001, by and among American Business Financial Services, Inc.,
              American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage, American Business
              Mortgage Services, Inc. and Credit Suisse First Boston Mortgage Capital LLC. (Incorporated by reference from Exhibit 10.5 to the December 2001 Form 10-Q).

10.70         Amendment No. 1 to the Indenture dated March 1, 2001 among Triple-A One Funding Corporation, ABFS
              Mortgage Loan Warehouse Trust 2001-1 and JPMorgan Chase Bank. (Incorporated by reference from Exhibit
              10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on
              May 15, 2002 (the "March 2002 Form 10-Q").

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.71         Amendment No. 2 to the Sale and Servicing Agreement dated as of March 1, 2001 by and among ABFS OSO
              Inc., a Delaware corporation, as Depositor, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware
              business trust, as the Trust, American Business Financial Services, Inc., a Delaware corporation, as
              Guarantor, American Business Credit, Inc., a Pennsylvania corporation, as Servicer, JPMorgan Chase Bank
              f/k/a The Chase Manhattan Bank, a New York banking corporation, as Indenture Trustee and as Collateral
              Agent and MBIA Insurance Corporation, a New York stock insurance company, as Note Insurer.
              (Incorporated by reference from Exhibit 10.2 to the March 2002 Form 10-Q).

10.72         3/02 Amended and Restated Senior Secured Credit Agreement dated as of March 15, 2002 among: American
              Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank, as Agent and as a Lender.
              (Incorporated by reference from Exhibit 10.3 to the March 2002 Form 10-Q).

10.73         $1.2 million Committed Line of Credit Note between American Business Financial Services, Inc. and
              Firstrust Savings Bank dated January 18, 2002. (Incorporated by reference from Exhibit 10.4 to the
              March 2002 Form 10-Q).

10.74         American Business Financial Services, Inc. Dividend Reinvestment and Stock Purchase Plan. (Incorporated
              by reference from Exhibit 10.1 of the Registrant's Registration Statement on Form S-3, No. 333-87574,
              filed on May 3, 2002).

10.75         Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2001-2, dated as of June 1, 2001, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, and The Chase Manhattan Bank, a New York banking corporation.
              (Incorporated by reference from Exhibit 10.75 of Registrant's Registration Statement on Form S-2, No.
              33-90366, filed on June 12, 2002 (the "2002 Form S-2).

10.76         Unaffiliated Seller's Agreement, dated June 1, 2001 by and among Bear Stearns Asset Backed Securities,
              Inc., a Delaware corporation, ABFS 2001-2, Inc., a Delaware corporation, American Business Credit,
              Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania
              corporation, and American Business Mortgage Services, Inc., a New Jersey corporation. (Incorporated by reference from Exhibit 10.76 of the 2002 Form S-2).

10.77         Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2002-1, dated as of March 1,
              2002, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation and JPMorgan Chase Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.77 of the 2002 Form S-2).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.78         Unaffiliated Seller's Agreement, dated as of March 1, 2002 by and among Bear Stearns Asset Backed
              Securities, Inc., a Delaware corporation, ABFS 2002-1, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation and American Business Mortgage Services, Inc., a New Jersey corporation.
              (Incorporated by reference from Exhibit 10.78 of the 2002 Form S-2).

10.79         Pooling and Services Agreement relating to ABFS Mortgage Loan Trust 2002-2, dated as of June 1, 2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation, and JP Morgan Chase Bank, a New York corporation.
              (Incorporated by reference from Exhibit 10.79 to Registrant's Annual Report on Form 10-K for the year ended June 30, 2002 filed on September 20, 2002 (the "2002 Form 10-K")).

10.80         Unaffiliated Seller's Agreement, dated as of June 1, 2002, by and among Credit Suisse First Boston
              Mortgage Securities Corp., a Delaware corporation, ABFS 2002-2, Inc., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation, and HomeAmerican Credit Inc., d/b/a Upland Mortgage,
              a Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation.
              (Incorporated by reference from Exhibit 10.80 to 2002 Form 10-K).

10.81         Indemnification Agreement dated June 21, 2002, by ABFS 2002-2, Inc., American Business Credit, Inc.,
              HomeAmerican Credit, Inc. and American Business Mortgage Services, Inc. in favor of Credit Suisse First
              Boston Mortgage Securities Corp. and Credit Suisse First Boston Corp. (Incorporated by reference from
              Exhibit 10.81 to 2002 Form 10-K).

10.82         First Amended and Restated Warehousing Credit and Security Agreement between American Business Credit,
              Inc., a Pennsylvania corporation, American Business Mortgage Services, Inc., a New Jersey corporation,
              HomeAmerican Credit, Inc., a Pennsylvania corporation, and Residential Funding Corporation, a Delaware corporation dated as of July 1, 2002. (Incorporated by reference from Exhibit 10.82 to 2002 Form 10-K).

10.83         Promissory Note between American Business Credit, Inc., a Pennsylvania corporation, American Business
              Mortgage Services, Inc., a New Jersey corporation, HomeAmerican Credit, Inc., a Pennsylvania corporation, and Residential Funding Corporation, a Delaware corporation dated July 1, 2002.
              (Incorporated by reference from Exhibit 10.83 to 2002 Form 10-K).

10.84         Guaranty dated July 1, 2002 given by American Business Financial Services, Inc., a Delaware
              corporation, to Residential Funding Corporation, a Delaware corporation. (Incorporated by reference from Exhibit 10.84 to 2002 Form 10-K).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.85         Office Lease Agreement, dated November 27, 2002 and Addendum to Office Lease, dated November 27, 2002 between the Registrant and Wanamaker, LLC. (Incorporated by reference to Exhibit 10.1 to the
              Registrant's Report on Form 8-K, dated December 9, 2002 and filed December 27, 2002).

10.86         Letter Agreement dated May 20, 2002 between the Registrant and the Commonwealth of Pennsylvania.
              (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated
              December 9, 2002 and filed December 27, 2002).

10.87         Letter of Intent with PIDC Local Development Corporation dated December 3, 2002. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K, dated December 9, 2002 and filed
              December 27, 2002).

10.88         Letter of Credit from JPMorgan Chase Bank for $6,000,000 provided as security for a lease for office space. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for
              the period ended December 31, 2002).

10.89         12/02 Amendment to Senior Secured Credit Agreement for $50.0 million warehouse line, operating line and letter of credit with JPMorgan Chase. (Incorporated by reference to Exhibit 10.5 to the Registrant's
              Quarterly Report on Form 10-Q for the period ended December 31, 2002).

10.90         Lease between CWLT Roseland Exchange L.L.C., and American Business Financial Services, Inc. for 105
              Eisenhower Parkway, Roseland, N.J. (the "Roseland Lease") (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "March 31, 2003
              Form 10-Q")).

10.91         Amendment No. 3 to Letter of Credit Agreement with JP Morgan Chase (Incorporated by reference to
              Exhibit 10.1 to the March 31, 2003 Form 10-Q).

10.92         First Amendment to the Roseland Lease (Incorporated by reference to Exhibit 10.3 of the March 31, 2003
              Form 10-Q).

10.93         Pooling and Servicing Agreement relating to ABFS Mortgage Loan Trust 2002-3, dated as of September 1,
              2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation,
              American Business Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation (Incorporated by reference from Exhibit 10.93 of Registrant's Registration Statement on
              Form S-2, No. 333-106476, filed on June 25, 2003).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.94         Unaffiliated Seller's Agreement, dated as of September 1, 2002, by and among Credit Suisse First Boston
              Mortgage Securities Corp., a Delaware corporation, ABFS 2002-3, Inc., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation
              (Incorporated by reference from Exhibit 10.94 of Registrant's Registration Statement on Form S-2, No.
              333-106476, filed on June 25, 2003).

10.95         Indemnification Agreement, dated September 23, 2002, by ABFS 2002-3, Inc., American Business Credit,
              Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. in
              favor of Credit Suisse First Boston Mortgage Securities Corp. and Credit Suisse First Boston
              Corporation (Incorporated by reference from Exhibit 10.95 of Registrant's Registration Statement on
              Form S-2, No. 333-106476, filed on June 25, 2003).

10.96         Unaffiliated Seller's Agreement, dated as of December 1, 2002, by and among Credit Suisse First Boston
              Mortgage Securities Corp., a Delaware corporation, ABFS 2002-4, Inc., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation
              (Incorporated by reference from Exhibit 10.96 of Registrant's Registration Statement on Form S-2, No.
              333-106476, filed on June 25, 2003).

10.97         Pooling and Servicing Agreement relating to ABFS Mortgage Loan Trust 2002-4, dated as of December 1,
              2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation,
              American Business Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation (Incorporated by reference from Exhibit 10.97 of Registrant's Registration Statement on
              Form S-2, No. 333-106476, filed on June 25, 2003).

10.98         Indemnification Agreement, dated December 18, 2002, by ABFS 2002-4, Inc., American Business Credit,
              Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. in
              favor of Credit Suisse First Boston Mortgage Securities Corp. and Credit Suisse First Boston
              Corporation (Incorporated by reference from Exhibit 10.98 of Registrant's Registration Statement on
              Form S-2, No. 333-106476, filed on June 25, 2003).

10.99         Unaffiliated Seller's Agreement, dated as of March 1, 2003, by and among Bear Stearns Asset Backed
              Securities, Inc., a Delaware corporation, ABFS 2003-1, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation.

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.100        Pooling and Servicing Agreement relating to ABFS Mortgage Loan Trust 2003-1, dated as of March 1, 2003, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation.

10.101        Insurance and Indemnity Agreement, dated March 31, 2003, by Radian Asset Assurance Inc., a New York
              stock insurance company, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican
              Credit, Inc. d/b/a Upland Mortgage, American Business Mortgage Services, Inc., ABFS 2003-1, Inc., Bear
              Stearns Asset Backed Securities, Inc. and JPMorgan Chase Bank.

10.102        Amended and Restated Committed Line of Credit Note, dated June 2, 2003, between American Business
              Financial Services, Inc. and Firstrust Savings Bank.

10.103        Amendment Number One to the Master Repurchase Agreement, dated November 13, 2002, between Credit Suisse
              First Boston Mortgage Capital LLC and ABFS REPO 2001, Inc.

10.104        3/31/03 Amendment to Senior Secured Credit Agreement, dated March 31, 2003, among American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., a Pennsylvania corporation,
              American Business Mortgage Services, Inc., a New Jersey corporation, ABFS Residual 2002, Inc., American
              Business Financial Services, Inc., a Delaware corporation, and JPMorgan Chase Bank and certain other lenders.

10.105        12/02 Amendment to 3/02 Security Agreement - Residual Interest Certificates, dated December 18, 2002, made by ABFS Residual 2002, Inc., a Delaware corporation in favor of JPMorgan Chase Bank.

10.106        Letter, dated August 21, 2003 from JPMorgan Chase Bank to American Business Credit, Inc.,
              HomeAmerican Credit, Inc., American Business Mortgage Services, Tiger Relocation Company, ABFS
              Residual 2002, Inc. and American Business Financial Services, Inc. regarding waiver of financial covenant in 3/02 Senior Secured Credit Agreement dated as of March 15, 2002.
              (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, File
              No. 0-22474, filed on September 25, 2003 (the "9/25/03 8-K")).

10.107        Mortgage Loan Purchase and Interim Servicing Agreement, dated July 22, 2003, among DLJ Mortgage
              Capital, Inc., American Business Credit, Inc., Homeamerican Credit, Inc. d/b/a Upland Mortgage and
              American Business Mortgage Services, Inc.

10.108        Mortgage Loan Purchase and Interim Servicing Agreement, dated as of June 30, 2003, among EMC Mortgage
              Corporation, American Business Credit, Inc., Homeamerican Credit, Inc. d/b/a Upland Mortgage, and
              American Business Mortgage Services, Inc.

10.109        Waiver and Amendment Number Two to the Master Repurchase Agreement between Credit Suisse First Boston
              Mortgage Capital LLC and ABFS Repo 2001, Inc. dated August 20, 2003 and Letter dated as of August 20,
              2003 from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by
              reference to Exhibit 10.2 of the Registrant's 9/25/03 8-K).

10.110        Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc.,
              HomeAmerican Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Credit,
              Inc., American Business Financial Services, Inc. and JPMorgan Chase Bank. (Incorporated by
              reference to Exhibit 10.3 of the 9/25/03 8-K).

10.111        Indenture, dated September 22, 2003 between ABFS Mortgage Loan Warehouse Trust 2003-1 and
              JPMorgan Chase Bank, as Indenture Trustee, with Appendix I,  Defined Terms.  (Incorporated by reference to Exhibit 10.4 of the Registrant's 9/25/03 8-K).

10.112        Trust Agreement, dated as of September 22, 2003, by and between ABFS Bala Pointe, Inc., as
              Depositor and Wilmington Trust Company, as Owner Trustee. (Incorporated by reference to Exhibit
              10.5 of the Registrant's 9/25/03 8-K).

10.113        ABFS Mortgage Loan Warehouse Trust 2003-1 Secured Notes Series 2003-1 Purchase Agreement.
              (Incorporated by reference to Exhibit 10.6 of the Registrant's 9/25/03 8-K).

10.114        Commitment letter dated September 22, 2003 addressed to American Business Financial Services
              Inc. from Chrysalis Warehouse Funding, LLC.  (Incorporated by reference to Exhibit 10.7 of the
              Registrant's 9/25/03 8-K).

10.115        Fee letter dated September 22, 2003 addressed to American Business Financial Services, Inc. and
              Chrysalis Warehouse Funding, LLC from Clearwing Capital, LLC.  (Incorporated by reference to
              Exhibit 10.8 of the Registrant's 9/25/03 8-K).

10.116        Amendment to Senior Secured Credit Agreement dated as of September 22,2003 among American Business
              Credit, Inc. and certain affiliates and JPMorgan Chase Bank and other parties thereto. (Incorporated by reference to Exhibit 10.9 of the Registrant's 9/25/03 8-K)

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
11.1          Statement of Computation of Per Share Earnings (Included in Note 19 of the Notes to June 30, 2003
              Consolidated Financial Statements).

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

21.1          Subsidiaries of the Registrant.

23.1          Consent of BDO Seidman, LLP.

31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1          Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

----------------------
** Indicates management contract or compensatory plan or arrangement.



Reports on Form 8-K:

May 8, 2003   - (Items 7, 9 and 12) related to the press release dated May 1,
                2003 regarding results of operations for the quarter ended March 31, 2003.

June 13, 2003 - (Item 5) related to receipt of a civil subpoena from the U.S.
                Department of Justice.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: September 29, 2003              By: /s/ Anthony J. Santilli
                                         ---------------------------------------
                                         Name: Anthony J. Santilli
                                         Title: Chairman, President, Chief
                                                Executive Officer, Chief
                                                Operating Officer and Director
                                                (Duly Authorized Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                       Capacity                                    Date
----------------------------------           -------------------------------------              ----------------

/s/ Anthony J. Santilli                      Chairman, President, Chief Executive               September 29, 2003
----------------------------------           Officer, Chief Operating Officer and
    Anthony J. Santilli                      Director (Principal Executive and
                                             Operating Officer)

/s/ Albert W. Mandia                         Executive Vice President and Chief                 September 29, 2003
----------------------------------           Financial Officer (Principal Financial
    Albert W. Mandia                         and Accounting Officer)

/s/ Leonard Becker                           Director                                           September 29, 2003
----------------------------------
    Leonard Becker

/s/ Michael DeLuca                           Director                                           September 29, 2003
----------------------------------
    Michael DeLuca

/s/ Richard Kaufman                          Director                                           September 29, 2003
----------------------------------
    Richard Kaufman

/s/ Jerome Miller                             Director                                           September 29, 2003
----------------------------------
    Jerome Miller

/s/ Warren Palitz                            Director                                           September 29, 2003
----------------------------------
    Warren Palitz

                                             Director                                           September 29, 2003
----------------------------------
    Jeffrey Steinberg

/s/ Harold Sussman                           Director                                           September 29, 2003
----------------------------------
    Harold Sussman


                                  EXHIBIT INDEX

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
 3.1          Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to the
              Quarterly Report on Form 10-Q filed February 14, 2003).

 3.2          Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form
              10-Q filed February 14, 2003).

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

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

 4.11         Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by
              reference from Exhibit 4.11 of Registrant's Registration Statement on Form S-2, No. 333-40248, filed
              June 27, 2000).

 4.12         Form of Investment Note. (Incorporated by reference from Exhibit 4.12 of Registrant's Registration
              Statement on Form S-2, No. 333-40248, filed June 27, 2000).

 4.13         Form of Indenture by and between ABFS and U.S. Bank Trust National Association. (Incorporated by
              reference from Exhibit 4.13 of Registrant's Registration Statement on Form S-2, No. 333-63014, filed on
              June 14, 2001).

 4.14         Form of Investment Note. (Incorporated by reference from Exhibit 4.14 of Registrant's Registration
              Statement on Form S-2, No. 333-63014, filed on June 14, 2001).

 4.15         Form of Indenture by and between ABFS and U.S. Bank National Association. (Incorporated by reference from Exhibit 4.15 of Registrant's Registration Statement on Form S-2, No. 333-90366, filed on June 12,
              2002).

 4.16         Form of Investment Note. (Incorporated by reference from Exhibit 4.16 of Registrant's Registration
              Statement on Form S-2, No. 333-90366, filed on June 12, 2002).

 4.17         Form of Indenture by and between ABFS and U.S. Bank National Association (Incorporated by reference from Exhibit 4.17 of Registrant's Registration Statement on Form S-2, No. 333-106476, filed on June 25,
              2003).

 4.18         Form of Investment Note (Incorporated by reference from Exhibit 4.18 of Registrant's Registration
              Statement on Form S-2, No. 333-106476, filed on June 25, 2003).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.1          Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of ABFS' Quarterly
              Report on Form 10-QSB from the quarter ended September 30, 1997, File No. 0-22474).**

10.2          Stock Option Award Agreement (Incorporated by reference from Exhibit 10.1 of the Registration Statement on Form S-11 filed on February 26, 1993, Registration No. 33-59042 (the "Form S-11")).**

10.3          1995 Stock Option Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.6 of the
              Amendment No. 1 to the 1996 Form SB-2 filed on February 4, 1996 Registration No. 333-18919 (the
              "Amendment No. 1 to the 1996 Form SB-2")).**

10.4          Form of Option Award Agreement for Non-Employee Directors Plan for Formula Awards (Incorporated by
              reference from Exhibit 10.13 of the 1996 Form 10-KSB).**

10.5          1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit 10.1 of the September 30, 1997 Form 10-QSB).**

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

10.11         Form of Employment Agreement with Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben
              (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the 1996 Form SB-2).**

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.12         Amendment One to Anthony J. Santilli's Employment Agreement (Incorporated by reference from Exhibit
              10.3 of the September 30, 1997 Form 10-QSB).**

10.13         Amendment One to Beverly Santilli's Employment Agreement (Incorporated by reference from Exhibit 10.4 of the September 30, 1997 Form 10-QSB).**

10.14         Management Incentive Plan (Incorporated by reference from Exhibit 10.16 of the 1996 Form SB-2).**

10.15         Form of Option Award Agreement for Non-Employee Directors Plan for Non-Formula Awards (Incorporated by
              reference from Exhibit 10.18 of the Amendment No. 1 to the 1996 Form SB-2).**

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

10.21         Fifth Amendment to Lease between TCW Realty Fund IV Pennsylvania Trust and ABFS dated October 8, 1996
              (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the 1997 SB-2).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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
              333-2445).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.38         Employment Agreement between American Business Financial Services, Inc. and Albert Mandia (Incorporated
              by reference to Exhibit 10.2 of the Registrant's September 30, 1999 Form 10-Q).**

10.39         Change in Control Agreement between American Business Financial Services, Inc. and Albert Mandia
              (Incorporated by reference to Exhibit 10.3 of the Registrant's September 30, 1999 Form 10-Q).**

10.40         American Business Financial Services, Inc. Amended and Restated 1999 Stock Option Plan (Incorporated by
              reference from Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q from the quarter ended
              September 30, 2001 filed on November 14, 2001).**

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

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

10.48         Warehousing Credit and Security Agreement dated as of May 5, 2000 between New Jersey Mortgage and
              Investment Corp., American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and
              Residential Funding Corporation. (Incorporated by reference from Exhibit 10.63 of Registrant's
              Registration Statement on Form S-2, No. 333-40248, filed June 27, 2000).

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

10.51         Employment Agreement by and between American Business Financial Services, Inc. and Milton Riseman
              (Incorporated by reference from Exhibit 10.66 of the 2000 Form 10-K).**

10.52         Letter Employment Agreement by and between American Business Financial Services, Inc. and Ralph Hall
              (Incorporated by reference from Exhibit 10.67 of the 2000 Form 10-K).**

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

10.55         Sale and Servicing Agreement, dated as of March 1, 2001, by and among ABFS OSO, Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican
              Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage
              Services, Inc., a New Jersey corporation, as the Originators, American Business Financial Services
              Inc., a Delaware corporation, as the Guarantor, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware
              business trust, as the Trust, American Business Credit, Inc., a Pennsylvania corporation, as the
              Servicer, EMC Mortgage Corporation, a Delaware corporation, as the Back-up Servicer, and The Chase
              Manhattan Bank, a New York banking corporation, as the Indenture Trustee and the Collateral Agent.
              (Incorporated by reference from Exhibit 10.72 of Registrant's Post-Effective Amendment No. One to the
              Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001).

10.56         Indenture, dated as of March 1, 2001, by and among Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware statutory business trust, and its successors and assigns, as the Trust or the Issuer, The Chase Manhattan Bank, a
              New York banking corporation, and its successors, as the Indenture Trustee, and American Business
              Financial Services, Inc., as the Guarantor. (Incorporated by reference from Exhibit 10.73 of
              Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248,
              filed April 5, 2001).

10.57         Insurance and Reimbursement Agreement, dated as of March 28, 2001, among MBIA Insurance Corporation, a
              New York stock insurance company, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware business trust, as the Trust, ABFS OSO, Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc.,
              a Pennsylvania corporation, as the Originator and the Servicer, HomeAmerican Credit, Inc., a
              Pennsylvania corporation, d/b/a Upland Mortgage, as the Originator, American Business Mortgage
              Services, Inc., a New Jersey corporation, as the Originator, American Business Financial Services,
              Inc., a Delaware corporation, as the Guarantor, The Chase Manhattan Bank, as the Indenture Trustee, and
              Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser. (Incorporated by reference from Exhibit 10.74 of Registrant's Post-Effective Amendment No. One to the Registration
              Statement on Form S-2, No. 333-40248, filed April 5, 2001).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------

10.58         Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2001-1, dated as of March 1,
              2001, by and among Morgan Stanley ABS Capital I Inc., a Delaware corporation, as the Depositor,
              American Business Credit, Inc., a Pennsylvania corporation, as the Servicer, and The Chase Manhattan
              Bank, a New York banking corporation, as the Trustee. (Incorporated by reference from Exhibit 10.75 of
              Registrant's Post-Effective Amendment No. One to the Registration Statement on Form S-2, No. 333-40248,
              filed April 5, 2001).

10.59         Unaffiliated Seller's Agreement, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I,
              Inc., a Delaware corporation, and its successors and assigns, as the Depositor, ABFS 2001-1, Inc., a
              Delaware corporation, and its successors, as the Unaffiliated Seller, American Business Credit, Inc., a
              Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania corporation, and American Business Mortgage Services Inc., a New Jersey corporation, as the Originators.
              (Incorporated by reference from Exhibit 10.76 of Registrant's Post-Effective Amendment No. One to the
              Registration Statement on Form S-2, No. 333-40248, filed April 5, 2001).

10.60         Amended and Restated Sale and Servicing Agreement dated as of June 28, 2001 by and among ABFS
              Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business
              Mortgage Services, Inc. f/k/a New Jersey Mortgage and Investment Corp., as Originators and
              Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as
              an Originator and Servicer, American Business Financial Services, Inc., as Sponsor and The Chase
              Manhattan Bank, as Indenture Trustee and Collateral Agent. (Incorporated by reference from Exhibit
              10.60 to the Form 10-K for the fiscal year ended June 30, 2001 filed on September 28, 2001).

10.61         Letter Agreement dated July 1, 2000 between ABFS and Albert W. Mandia. (Incorporated by reference to
              Exhibit 10.61 of Amendment No. 1 to the 2001 Form S-2 filed on October 5, 2001).**

10.62         American Business Financial Services, Inc. 2001 Stock Incentive Plan. (Incorporated by reference from
              Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001 (the
              "September 2001 Form 10-Q")).**

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
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

10.66         Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001,
              Inc. (Incorporated by reference to Exhibit 10.2 from the December 2001 Form 10-Q).

10.67         Master Contribution Agreement, dated as of November 16, 2001 by and between American Business Financial
              Services, Inc. and ABFS Repo 2001, Inc. (Incorporated by reference from Exhibit 10.3 to the December
              2001 Form 10-Q).

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

10.69         Guaranty, dated as of November 16, 2001, by and among American Business Financial Services, Inc.,
              American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage, American Business
              Mortgage Services, Inc. and Credit Suisse First Boston Mortgage Capital LLC. (Incorporated by reference from Exhibit 10.5 to the December 2001 Form 10-Q).

10.70         Amendment No. 1 to the Indenture dated March 1, 2001 among Triple-A One Funding Corporation, ABFS
              Mortgage Loan Warehouse Trust 2001-1 and JPMorgan Chase Bank. (Incorporated by reference from Exhibit
              10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on
              May 15, 2002 (the "March 2002 Form 10-Q").

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.71         Amendment No. 2 to the Sale and Servicing Agreement dated as of March 1, 2001 by and among ABFS OSO
              Inc., a Delaware corporation, as Depositor, ABFS Mortgage Loan Warehouse Trust 2001-1, a Delaware
              business trust, as the Trust, American Business Financial Services, Inc., a Delaware corporation, as
              Guarantor, American Business Credit, Inc., a Pennsylvania corporation, as Servicer, JPMorgan Chase Bank
              f/k/a The Chase Manhattan Bank, a New York banking corporation, as Indenture Trustee and as Collateral
              Agent and MBIA Insurance Corporation, a New York stock insurance company, as Note Insurer.
              (Incorporated by reference from Exhibit 10.2 to the March 2002 Form 10-Q).

10.72         3/02 Amended and Restated Senior Secured Credit Agreement dated as of March 15, 2002 among: American
              Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank, as Agent and as a Lender.
              (Incorporated by reference from Exhibit 10.3 to the March 2002 Form 10-Q).

10.73         $1.2 million Committed Line of Credit Note between American Business Financial Services, Inc. and
              Firstrust Savings Bank dated January 18, 2002. (Incorporated by reference from Exhibit 10.4 to the
              March 2002 Form 10-Q).

10.74         American Business Financial Services, Inc. Dividend Reinvestment and Stock Purchase Plan. (Incorporated
              by reference from Exhibit 10.1 of the Registrant's Registration Statement on Form S-3, No. 333-87574,
              filed on May 3, 2002).

10.75         Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2001-2, dated as of June 1, 2001, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, and The Chase Manhattan Bank, a New York banking corporation.
              (Incorporated by reference from Exhibit 10.75 of Registrant's Registration Statement on Form S-2, No.
              33-90366, filed on June 12, 2002 (the "2002 Form S-2).

10.76         Unaffiliated Seller's Agreement, dated June 1, 2001 by and among Bear Stearns Asset Backed Securities,
              Inc., a Delaware corporation, ABFS 2001-2, Inc., a Delaware corporation, American Business Credit,
              Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a Pennsylvania
              corporation, and American Business Mortgage Services, Inc., a New Jersey corporation. (Incorporated by reference from Exhibit 10.76 of the 2002 Form S-2).

10.77         Pooling and Servicing Agreement, relating to ABFS Mortgage Loan Trust 2002-1, dated as of March 1,
              2002, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation and JPMorgan Chase Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.77 of the 2002 Form S-2).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.78         Unaffiliated Seller's Agreement, dated as of March 1, 2002 by and among Bear Stearns Asset Backed
              Securities, Inc., a Delaware corporation, ABFS 2002-1, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation and American Business Mortgage Services, Inc., a New Jersey corporation.
              (Incorporated by reference from Exhibit 10.78 of the 2002 Form S-2).

10.79         Pooling and Services Agreement relating to ABFS Mortgage Loan Trust 2002-2, dated as of June 1, 2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation, and JP Morgan Chase Bank, a New York corporation.
              (Incorporated by reference from Exhibit 10.79 to Registrant's Annual Report on Form 10-K for the year ended June 30, 2002 filed on September 20, 2002 (the "2002 Form 10-K")).

10.80         Unaffiliated Seller's Agreement, dated as of June 1, 2002, by and among Credit Suisse First Boston
              Mortgage Securities Corp., a Delaware corporation, ABFS 2002-2, Inc., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation, and HomeAmerican Credit Inc., d/b/a Upland Mortgage,
              a Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation.
              (Incorporated by reference from Exhibit 10.80 to 2002 Form 10-K).

10.81         Indemnification Agreement dated June 21, 2002, by ABFS 2002-2, Inc., American Business Credit, Inc.,
              HomeAmerican Credit, Inc. and American Business Mortgage Services, Inc. in favor of Credit Suisse First
              Boston Mortgage Securities Corp. and Credit Suisse First Boston Corp. (Incorporated by reference from
              Exhibit 10.81 to 2002 Form 10-K).

10.82         First Amended and Restated Warehousing Credit and Security Agreement between American Business Credit,
              Inc., a Pennsylvania corporation, American Business Mortgage Services, Inc., a New Jersey corporation,
              HomeAmerican Credit, Inc., a Pennsylvania corporation, and Residential Funding Corporation, a Delaware corporation dated as of July 1, 2002. (Incorporated by reference from Exhibit 10.82 to 2002 Form 10-K).

10.83         Promissory Note between American Business Credit, Inc., a Pennsylvania corporation, American Business
              Mortgage Services, Inc., a New Jersey corporation, HomeAmerican Credit, Inc., a Pennsylvania corporation, and Residential Funding Corporation, a Delaware corporation dated July 1, 2002.
              (Incorporated by reference from Exhibit 10.83 to 2002 Form 10-K).

10.84         Guaranty dated July 1, 2002 given by American Business Financial Services, Inc., a Delaware
              corporation, to Residential Funding Corporation, a Delaware corporation. (Incorporated by reference from Exhibit 10.84 to 2002 Form 10-K).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.85         Office Lease Agreement, dated November 27, 2002 and Addendum to Office Lease, dated November 27, 2002 between the Registrant and Wanamaker, LLC. (Incorporated by reference to Exhibit 10.1 to the
              Registrant's Report on Form 8-K, dated December 9, 2002 and filed December 27, 2002).

10.86         Letter Agreement dated May 20, 2002 between the Registrant and the Commonwealth of Pennsylvania.
              (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated
              December 9, 2002 and filed December 27, 2002).

10.87         Letter of Intent with PIDC Local Development Corporation dated December 3, 2002. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K, dated December 9, 2002 and filed
              December 27, 2002).

10.88         Letter of Credit from JPMorgan Chase Bank for $6,000,000 provided as security for a lease for office space. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for
              the period ended December 31, 2002).

10.89         12/02 Amendment to Senior Secured Credit Agreement for $50.0 million warehouse line, operating line and letter of credit with JPMorgan Chase. (Incorporated by reference to Exhibit 10.5 to the Registrant's
              Quarterly Report on Form 10-Q for the period ended December 31, 2002).

10.90         Lease between CWLT Roseland Exchange L.L.C., and American Business Financial Services, Inc. for 105
              Eisenhower Parkway, Roseland, N.J. (the "Roseland Lease") (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "March 31, 2003
              Form 10-Q")).

10.91         Amendment No. 3 to Letter of Credit Agreement with JP Morgan Chase (Incorporated by reference to
              Exhibit 10.1 to the March 31, 2003 Form 10-Q).

10.92         First Amendment to the Roseland Lease (Incorporated by reference to Exhibit 10.3 of the March 31, 2003
              Form 10-Q).

10.93         Pooling and Servicing Agreement relating to ABFS Mortgage Loan Trust 2002-3, dated as of September 1,
              2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation,
              American Business Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation (Incorporated by reference from Exhibit 10.93 of Registrant's Registration Statement on
              Form S-2, No. 333-106476, filed on June 25, 2003).

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.94         Unaffiliated Seller's Agreement, dated as of September 1, 2002, by and among Credit Suisse First Boston
              Mortgage Securities Corp., a Delaware corporation, ABFS 2002-3, Inc., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation
              (Incorporated by reference from Exhibit 10.94 of Registrant's Registration Statement on Form S-2, No.
              333-106476, filed on June 25, 2003).

10.95         Indemnification Agreement, dated September 23, 2002, by ABFS 2002-3, Inc., American Business Credit,
              Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. in
              favor of Credit Suisse First Boston Mortgage Securities Corp. and Credit Suisse First Boston
              Corporation (Incorporated by reference from Exhibit 10.95 of Registrant's Registration Statement on
              Form S-2, No. 333-106476, filed on June 25, 2003).

10.96         Unaffiliated Seller's Agreement, dated as of December 1, 2002, by and among Credit Suisse First Boston
              Mortgage Securities Corp., a Delaware corporation, ABFS 2002-4, Inc., a Delaware corporation, American
              Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation
              (Incorporated by reference from Exhibit 10.96 of Registrant's Registration Statement on Form S-2, No.
              333-106476, filed on June 25, 2003).

10.97         Pooling and Servicing Agreement relating to ABFS Mortgage Loan Trust 2002-4, dated as of December 1,
              2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation,
              American Business Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation (Incorporated by reference from Exhibit 10.97 of Registrant's Registration Statement on
              Form S-2, No. 333-106476, filed on June 25, 2003).

10.98         Indemnification Agreement, dated December 18, 2002, by ABFS 2002-4, Inc., American Business Credit,
              Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. in
              favor of Credit Suisse First Boston Mortgage Securities Corp. and Credit Suisse First Boston
              Corporation (Incorporated by reference from Exhibit 10.98 of Registrant's Registration Statement on
              Form S-2, No. 333-106476, filed on June 25, 2003).

10.99         Unaffiliated Seller's Agreement, dated as of March 1, 2003, by and among Bear Stearns Asset Backed
              Securities, Inc., a Delaware corporation, ABFS 2003-1, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation.

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.100        Pooling and Servicing Agreement relating to ABFS Mortgage Loan Trust 2003-1, dated as of March 1, 2003, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation.

10.101        Insurance and Indemnity Agreement, dated March 31, 2003, by Radian Asset Assurance Inc., a New York
              stock insurance company, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican
              Credit, Inc. d/b/a Upland Mortgage, American Business Mortgage Services, Inc., ABFS 2003-1, Inc., Bear
              Stearns Asset Backed Securities, Inc. and JPMorgan Chase Bank.

10.102        Amended and Restated Committed Line of Credit Note, dated June 2, 2003, between American Business
              Financial Services, Inc. and Firstrust Savings Bank.

10.103        Amendment Number One to the Master Repurchase Agreement, dated November 13, 2002, between Credit Suisse
              First Boston Mortgage Capital LLC and ABFS REPO 2001, Inc.

10.104        3/31/03 Amendment to Senior Secured Credit Agreement, dated March 31, 2003, among American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., a Pennsylvania corporation,
              American Business Mortgage Services, Inc., a New Jersey corporation, ABFS Residual 2002, Inc., American
              Business Financial Services, Inc., a Delaware corporation, and JPMorgan Chase Bank and certain other lenders.

10.105        12/02 Amendment to 3/02 Security Agreement - Residual Interest Certificates, dated December 18, 2002, made by ABFS Residual 2002, Inc., a Delaware corporation in favor of JPMorgan Chase Bank.

10.106        Letter, dated August 21, 2003 from JPMorgan Chase Bank to American Business Credit, Inc.,
              HomeAmerican Credit, Inc., American Business Mortgage Services, Tiger Relocation Company, ABFS
              Residual 2002, Inc. and American Business Financial Services, Inc. regarding waiver of financial covenant in 3/02 Senior Secured Credit Agreement dated as of March 15, 2002.
              (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, File
              No. 0-22474, filed on September 25, 2003 (the "9/25/03 8-K")).

10.107        Mortgage Loan Purchase and Interim Servicing Agreement, dated July 22, 2003, among DLJ Mortgage
              Capital, Inc., American Business Credit, Inc., Homeamerican Credit, Inc. d/b/a Upland Mortgage and
              American Business Mortgage Services, Inc.

10.108        Mortgage Loan Purchase and Interim Servicing Agreement, dated as of June 30, 2003, among EMC Mortgage
              Corporation, American Business Credit, Inc., Homeamerican Credit, Inc. d/b/a Upland Mortgage, and
              American Business Mortgage Services, Inc.

10.109        Waiver and Amendment Number Two to the Master Repurchase Agreement between Credit Suisse First Boston
              Mortgage Capital LLC and ABFS Repo 2001, Inc. dated August 20, 2003 and Letter dated as of August 20, 2003 from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to
              Exhibit 10.2 of the Registrant's 9/25/03 8-K).

10.110        Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc.,
              HomeAmerican Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Credit,
              Inc., American Business Financial Services, Inc. and JPMorgan Chase Bank. (Incorporated by
              reference to Exhibit 10.3 of the 9/25/03 8-K).

10.111        Indenture, dated September 22, 2003 between ABFS Mortgage Loan Warehouse Trust 2003-1 and
              JPMorgan Chase Bank, as Indenture Trustee, with Appendix I, Defined Terms.  (Incorporated by reference to Exhibit 10.4 of the Registrant's 9/25/03 8-K).

10.112        Trust Agreement, dated as of September 22, 2003, by and between ABFS Bala Pointe, Inc., as
              Depositor and Wilmington Trust Company, as Owner Trustee. (Incorporated by reference to Exhibit
              10.5 of the Registrant's 9/25/03 8-K).

10.113        ABFS Mortgage Loan Warehouse Trust 2003-1 Secured Notes Series 2003-1 Purchase Agreement.
              (Incorporated by reference to Exhibit 10.6 of the Registrant's 9/25/03 8-K).

10.114        Commitment letter dated September 22, 2003 addressed to American Business Financial Services
              Inc. from Chrysalis Warehouse Funding, LLC.  (Incorporated by reference to Exhibit 10.7 of the
              Registrant's 9/25/03 8-K).

10.115        Fee letter dated September 22, 2003 addressed to American Business Financial Services, Inc. and
              Chrysalis Warehouse Funding, LLC from Clearwing Capital, LLC.  (Incorporated by reference to
              Exhibit 10.8 of the Registrant's 9/25/03 8-K).

10.116        Amendment to Senior Secured Credit Agreement dated as of September 22, 2003 among American
              Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank and other parties thereto.
              (Incorporated by reference to Exhibit 10.9 of the Registrant's 9/25/03 8-K).


Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
11.1          Statement of Computation of Per Share Earnings (Included in Note 19 of the Notes to June 30, 2003
              Consolidated Financial Statements).

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

21.1          Subsidiaries of the Registrant.

23.1          Consent of BDO Seidman, LLP.

31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1          Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

----------------------
** Indicates management contract or compensatory plan or arrangement.