Form 10-K/A
period 2003-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2003-10-28
CIK 772349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No.1)

(Mark One)
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2003

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from________________to________________

Commission File Number 000-22474

AMERICAN BUSINESS FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0418807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Penn Square East, Philadelphia, PA 19107 (Address of principal executive offices) (Zip code)

( 215-940-4000) (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share (Title of class)

Indicate by check mark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES       NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)     YES       NO

The aggregate market value of the registrant's common stock, $.001 par value per share, held by non-affiliates of the registrant based on the price at which the common stock last sold as of June 30, 2003 was $8.4 million.

The number of shares outstanding of the registrant's sole class of common stock as of September 23, 2003 was 2,946,892 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Back to Contents

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to file Part III of the Annual Report on Form 10-K (“Form 10-K”), pursuant to Instruction G(3) of such form. Since American Business Financial Services, Inc., referred to as the “Company,” “we,” “us,” or “our” in this document, does not anticipate filing a definitive proxy statement within 120 days of the end of its fiscal year, it is, by this Amendment No. 1, filing information required by Part III of Form 10-K.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) currently provides that the Board of Directors will consist of not less than one nor more than fifteen directors and that within these limits the number of directors will be as established by the Board of Directors. The Board of Directors has set the current number of directors at eight. Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes which have staggered terms of office and which are as equal in number as possible. The members of each class of directors are elected for a term of three years or until their respective successors are elected and qualified. Our Certificate of Incorporation does not permit stockholders to cumulate their votes for the election of directors.

The following table sets forth certain information regarding members of our Board of Directors.

Name	Age(1)	Position(s) Held in the Company	Director Since	Term to Expire

Anthony J. Santilli	61	Chairman, President, Chief Executive Officer, Chief Operating Officer and Director	1993	2004
Leonard Becker	80	Director	1993	2005
Michael DeLuca	72	Director	1993	2003
Richard Kaufman	61	Director	1993	2004
Jerome H. Miller	70	Director	2002	2005
Warren E. Palitz	58	Director	2003	2003	(2)
Jeffrey S. Steinberg	54	Director	2003	2003	(2)
Harold E. Sussman	78	Director	1993	2003

(1)	As of October 28, 2003.

(2)
Messrs. Palitz and Steinberg were elected to the Board of Directors in February 2003 to serve until the next annual meeting of the Company’s stockholders or until their respective successors shall have been elected and qualified

The principal occupation of each of our directors is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

Anthony J. Santilli is our Chairman, President, Chief Executive Officer and Chief Operating Officer and is an executive officer of our subsidiaries. He has held these positions since early 1993 when we became the parent company of American Business Credit, Inc. He has been an executive officer of American Business Credit, Inc. since June 1988 and of each of the other subsidiaries since their formation. Prior to the founding of American Business Credit, Inc. in 1988, Mr. Santilli was Vice President and Department Head of the Philadelphia Savings Fund Society, a savings association, referred to as PSFS in this document. As such, Mr. Santilli was responsible for PSFS’ commercial relationships with small and middle market business

Back to Contents

customers. Mr. Santilli also served as the Secretary of PSFS’ Asset/Liability Committee from May 1983 to June 1985 and as the Secretary of PSFS’ Policy Committee from June 1986 to June 1987. Mr. Santilli is the husband of Beverly Santilli, our First Executive Vice President and Secretary and President of American Business Credit, Inc.

Leonard Becker is a self-employed real estate investor, a position he has held since 1980. Mr. Becker was a former 50% owner and officer of the SBIC of the Eastern States, Inc., a federally licensed small business corporation which made medium term loans to small business concerns from 1967 to 1980. For the last 30 years, Mr. Becker has been heavily involved in the investment in and management of real estate, and has been involved in the ownership of numerous shopping centers, office buildings and apartments. Mr. Becker formerly served as a director of Eagle National Bank and Cabot Medical Corp. and was a founding director in each of these corporations. Mr. Becker is also a director of Universal Display Corporation.

Michael DeLuca is Chief Executive Officer and a director of Lux Products Corporation, a manufacturer and merchandiser of thermostats and timers, a position he has held since 1991. Mr. DeLuca was President, Chairman of the Board, Chief Executive Officer and a former owner of Bradford-White Corporation, a manufacturer of plumbing products, from 1982 to the end of 1991. Presently, Mr. DeLuca serves as a director of BWC-West, Inc., Bradford-White International.

Richard Kaufman is a private investor. From 1982 until the present, he has been self-employed and involved in making and managing investments for his own benefit. From 1976 to 1982, Mr. Kaufman was President and Chief Operating Officer of Morlan International, Inc., a cemetery and financial services conglomerate. From 1970 to 1976, Mr. Kaufman served as a director and Vice President – Real Estate and Human Services Division of Texas International, Inc., an oil and gas conglomerate.

Jerome Miller, D.O., is currently the medical director of GE Financial Assurance Co., which provides claim review services for insurance companies affiliated with General Electric Co. Dr. Miller has held this position since August of 2001. From February 1996 through July 2001, Dr. Miller was a physician in the FRD Health System, a family medical practice. Prior to that time, Dr. Miller was a private practitioner.

Warren E. Palitz has been a private investor since 2001. From 1994 until 2001, Mr. Palitz was an independent investment advisor who provided investment advisory services on a transactional basis to S.W. Ryan & Co., a registered securities broker-dealer. Mr. Palitz currently serves on the Advisory Board of the Rittenhouse Trust Company and is a member of the Board of Directors and Compensation Committee of BFS Entertainment & Multimedia Limited, a publicly traded company listed on the Toronto Stock Exchange.

Jeffrey S. Steinberg has since 2002 held the position of Financial Advisor with DERMDx Corp., a provider of dermatology services. From 2000 to 2002, Mr. Steinberg served on the Board of Directors of Northwestern Human Services, a provider of health care services, and held the position of Chief Financial Officer and Treasurer with that company. From 1999 to 2000, Mr. Steinberg served as the Chief Financial Officer of Qualtronics Corp., a manufacturer

Back to Contents

of printed circuit boards, and from 1995 to 1999 he was an audit partner of Grant Thornton, LLP, an independent public accounting and consulting firm.

Harold E. Sussman is currently retired. From 1972 until December 31, 2002, Mr. Sussman was a partner in the real estate firm of Colliers, L&A, a major commercial and industrial real estate brokerage and management firm in the Delaware Valley, Fort Lauderdale and Miami, Florida.

Information regarding our executive officers who are not also directors, is included in Item 1 “Business” of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (“Section 16(a)”) requires our directors, certain officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock, i.e., the registered class of our equity securities. Officers, directors and greater than 10% beneficial owners are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2003, our officers, directors and greater than 10% beneficial owners have complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

All stock price and share information contained in this Form 10-K has been adjusted to reflect previously issued stock dividends.

The following table sets forth information regarding compensation paid by the Company and, where appropriate, its subsidiaries to the Chief Executive Officer and to each executive officer whose total annual salary and bonus exceeded $100,000 during fiscal 2003. The Chief Executive Officer and the executive officers listed in the table below are sometimes referred to as the “Named Officers.”

Back to Contents

Summary Compensation Table

	Annual Compensation					Long Term Compensation Awards

Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation (1)	Restricted Stock Awards(s)	Securities Underlying Options/SARS(2)		All Other Compensation

Anthony J. Santilli	2003	$807,216	$181,844		—	—	0		$2,238	(7)
Chairman, President, Chief	2002	710,844	694,313		—	—	12,100	(3)	1,988
Executive Officer, Chief	2001	639,688	989,688		—	—	12,100	(4)	1,988
Operating Officer and Director

Beverly Santilli	2003	$529,606	$126,500		—	—	0		$1,543	(7)
President of American Business	2002	494,500	483,000		—	—	0		1,360
Credit, Inc. and First Executive	2001	445,000	620,000		—	—	0		584
Vice President and Secretary

Jeffrey M. Ruben	2003	$376,500	$15,000	(5)	—	—	0		$1,988	(7)
Executive Vice President	2002	354,750	177,375		—	—	0		1,988
	2001	322,500	161,250		—	—	24,200	(6)	2,100

Albert W. Mandia	2003	$427,950	$39,022	(5)	—	—	0		$2,039	(7)
Executive Vice President and	2002	403,125	201,563		—	—	0		1,988
Chief Financial Officer	2001	366,250	183,125		—	—	24,200	(6)	1,506

Milton Riseman	2003	$399,250	$0		—	—	0		$725	(7)
Chairman of the Consumer	2002	376,250	188,125		—	—	0		729
Mortgage Group(8)	2001	346,250	173,125		—	—	0		729

(1)	Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of each Named Officer’s total salary and bonus.

(2)	Share and exercise price information contained in this table reflects all previously issued stock dividends.

(3)	Represents an option to purchase 12,100 shares of Common Stock, as defined below, granted to Mr. Santilli in fiscal 2002 at an exercise price of $14.46.

(4)	Represents an option to purchase 12,100 shares of Common Stock granted to Mr. Santilli in fiscal 2001 at an exercise price of $5.27 per share.

(5)	Represents transaction based awards, not awards under the Executive Management Incentive Plan.

(6)
Represents an option to purchase 24,200 shares of Common Stock at an exercise price of $5.06 per share. Such option vests in annual increments of 20% over a five-year period which commenced January 2, 2001.

(7)	Represents the Company’s contributions to the 401(k) Plan on behalf of each Named Officer.

(8)	Mr. Riseman resigned as our Chairman of the Consumer Mortgage Group on July 2, 2003. Currently, Mr. Riseman serves as our consultant.

Executive Management Incentive Plan.     During fiscal 1997, the Board of Directors adopted an Executive Management Incentive Plan for the benefit of certain officers of the Company and its subsidiaries, including certain of the Company’s executive officers. The plan, which was amended in fiscal 2002, is intended to motivate management toward the achievement of the Company’s business goals and objectives by rewarding management in the form of annual bonuses if certain established Company and individual goals are attained. No bonus is payable under this plan unless the corporate financial goals are reached, subject to exceptions at the

Back to Contents

Board’s discretion. Selected officers at the level of Senior Vice President and above are eligible to participate in the plan. Bonuses are determined based upon the achievement of qualitative and quantitative individual, departmental and Company goals pursuant to a formula under which various factors are weighted with the maximum award based upon the selected officer’s position and contribution to the Company’s overall performance. Bonuses may be prorated to the extent an eligible participant has not been employed by the Company for a full 12-month period and may be paid in cash, in shares of the Company’s common stock (“Common Stock”), or a combination of cash and Common Stock. The Executive Management Incentive Plan does not include Mr. Santilli and Mrs. Santilli, as their annual cash bonus is determined in accordance with the terms of their respective employment agreements. Mr. Ruben’s employment agreement provides that his participation in any cash bonus plans of the Company is to be determined by the Board of Directors. The employment agreements of Messrs. Mandia and Riseman provide for each to receive a cash bonus of up to 50% of his respective salary if the Company achieves goals set for purposes of the Executive Management Incentive Plan.

1993 Stock Option Plan.In 1993, the Company adopted, and the stockholders approved, the Company’s Amended and Restated Stock Option Plan (the “1993 Stock Option Plan”). In September 2002 the Compensation Committee of the Board of Directors (the “Compensation Committee”) determined that no further grants would be made under the 1993 Stock Option Plan.

The 1993 Stock Option Plan provided for the award of options to purchase up to an aggregate of 876,645 shares of Common Stock (as adjusted for all subsequent stock dividends). Officers and key employees of the Company were eligible to receive grants under the 1993 Stock Option Plan. Although no further grants will be made under the 1993 Stock Option Plan, the Compensation Committee will continue to administer the 1993 Stock Option Plan until all outstanding options have expired or been exercised. The Compensation Committee has the discretion to interpret provisions and to make all other determinations necessary or advisable.

The 1993 Stock Option Plan provided for the grant of options intended to qualify as incentive stock options (“Incentive Stock Options”) under Section 422 of the Internal Revenue Code (the “Code”) and options not intended to qualify as incentive stock options (“Non- Qualified Stock Options”). The 1993 Stock Option Plan required that the exercise price of all options be at least equal to the fair market value of a share of Common Stock on the date of grant. All options under the 1993 Stock Option Plan are exercisable in accordance with the vesting schedule set by the Compensation Committee at the time of grant, although the Compensation Committee may accelerate the date on which all or any portion of an option may be exercised. In no event may any option be exercised more than ten years from the date of grant. In the event an optionee’s employment terminates for any reason other than due to death or disability, all exercisable options held by that optionee terminate three months following the date of employment termination. In the event an optionee’s employment with the Company terminates due to death or disability, all exercisable options held by that optionee may be exercised by the employee or the personal representative of the employee, as appropriate, within one year of the employment termination date. Notwithstanding the special conditions that apply upon an optionee’s termination of employment, no option granted under the 1993 Stock Option Plan may be exercised after the expiration date of the option provided for by the Compensation

Back to Contents

Committee at the time of grant. No option granted under the 1993 Stock Option Plan is assignable or transferable, otherwise than by will or by the laws of descent and distribution. Except in the event of death or disability, all options granted under the 1993 Stock Option Plan are exercisable solely during the lifetime of an optionee, and are exercisable only by the optionee.

The 1993 Stock Option Plan provides for adjustments to the number of shares subject to outstanding options and to the exercise price of outstanding options in the discretion of the Compensation Committee in the event of a declaration of a stock dividend, distribution or other offering of shares, merger, consolidation, split up, combination, exchange, or recapitalization (called “capital events”).

The Compensation Committee may amend or terminate the 1993 Stock Option Plan at any time except that the Compensation Committee may not amend the 1993 Stock Option Plan without stockholder approval to (i) increase the number of shares which may be issued under the 1993 Stock Option Plan (other than adjustments for capital events); (ii) change the minimum option price (other than adjustments for capital events); (iii) extend the term of the 1993 Stock Option Plan, or (iv) extend the period during which an option may be exercised or changed. In addition, no amendment or modification to the 1993 Stock Option Plan may impair the rights of any optionee under any previously granted award without the consent of such optionee.

1999 Stock Option Plan.     Under the Amended and Restated 1999 Stock Option Plan (“1999 Stock Option Plan”), an aggregate of 825,000 shares (as adjusted for all stock dividends) of Common Stock was originally authorized for issuance. Options for 234,704 shares of Common Stock (as adjusted for all stock dividends) remain available for grant.

All of our officers, directors, important consultants and key employees are eligible to receive an option under the 1999 Stock Option Plan which provides for the grant of both Incentive Stock Options and Non-Qualified Stock Options. To qualify as an Incentive Stock Option, an option granted to a stockholder owning, directly or indirectly, in excess of 10% of our outstanding Common Stock, in addition to satisfying all generally applicable rules governing incentive options under the Code, must have an exercise price equal to or greater than 110% of the fair market value of a share of Common Stock on the date of grant and must not be exercised more than five years from the date of grant. Additionally, the maximum aggregate fair market value of the shares of Common Stock (determined when the Incentive Stock Option is granted) with respect to which Incentive Stock Options are first exercisable by an employee in any calendar year cannot exceed $100,000.

The 1999 Stock Option Plan is administered by the Board of Directors of the Company, or a Compensation Committee appointed by the Company’s Board of Directors, consisting of a minimum of two and a maximum of five members of the Board of Directors, each of whom is a “Non-Employee Director” as defined in the SEC Regulations. The term “Committee” refers to either the Company’s Board of Directors or the Compensation Committee. The Committee is responsible for administration of the 1999 Stock Option Plan and has the right to construe the 1999 Stock Option Plan and the options issued pursuant to it, to correct defects and omissions

Back to Contents

and to reconcile inconsistencies to the extent necessary to effectuate the purpose of the 1999 Stock Option Plan and the options issued pursuant to it.

Payment of the exercise price for options granted under the 1999 Stock Option Plan may be made in cash, shares of Common Stock, or a combination of both as determined by the Committee.

The 1999 Stock Option Plan provides that the maximum number of options which may be awarded to any single optionee under the 1999 Stock Option Plan shall be no more than is equal to 90% of the shares reserved for issuance under the 1999 Stock Option Plan. Except as otherwise provided by the SEC Regulations, the 1999 Stock Option Plan provides that the Committee at the time of grant of a Non-Qualified Stock Option may provide that such stock option is transferrable to any “family member” (as defined in the 1999 Stock Option Plan) of the optionee by gift or qualified domestic relations order.

All options granted pursuant to the 1999 Stock Option Plan are exercisable in accordance with a vesting schedule (if any) which is set by the Committee at the time of grant. The Committee also determines the expiration date of an option at the time of the grant, but in no event will an option be exercisable after the expiration of ten years from the date of grant of the option. All unexercised options terminate three months following the date on which an optionee’s employment with the Company terminates, other than by reason of disability or death. An exercisable option held by an optionee who dies or who ceases to be employed by the Company because of disability may be exercised by the employee or his representative within one year after the employee dies or becomes disabled (but not later than the scheduled option termination date). The Committee may, in its sole discretion, provide in an option agreement the circumstances under which the option shall become immediately exercisable and may accelerate the date on which all or any portion of an option may be exercised. The option price for options issued under the 1999 Stock Option Plan shall be at least equal to the fair market value of the Company’s Common Stock on the date of grant of the option.

The 1999 Stock Option Plan provides for adjustments to the number of shares subject to outstanding options and to the exercise price of such outstanding options in the discretion of the Committee in the event of a declaration of a stock dividend, distribution or other offering of shares, merger, consolidation, transfer of assets, reorganization, split up, combination or recapitalization.

Unless terminated earlier by the Board of Directors, the 1999 Stock Option Plan will remain in effect until all awards granted under the 1999 Stock Option Plan have been satisfied by the issuance of shares provided that no new awards may be granted under such 1999 Stock Option Plan more than ten years from of the date the 1999 Stock Option Plan was adopted by the Company. Except as required by applicable law, the Board of Directors may amend or supplement the 1999 Stock Option Plan, including the form of option agreement, in any way, or suspend or terminate such plan at any time, as determined by the Board of Directors without the approval of stockholders; provided, however, that such action shall not affect options granted under the 1999 Stock Option Plan prior to the actual date on which such action occurred.

Back to Contents

2001 Stock Incentive Plan.     Under the 2001 Stock Incentive Plan (“2001 Plan”), 165,000 shares are authorized for issuance. Through June 30, 2003, 38,775 shares of Common Stock had been awarded under the 2001 Plan. All officers at the level of Vice President and above as well as certain other employees of the Company and of any present or future Company parent or subsidiary corporation selected by the Compensation Committee are eligible to receive awards of stock under the 2001 Plan.

Under the 2001 Plan, the Compensation Committee has the authority, in its discretion, to grant awards entitling the participant to receive a stated number shares of the Company’s Common Stock, which awards may be subject to restrictions or forfeiture for a period of time as stipulated by the Compensation Committee. The dollar value of awards granted under the 2001 Plan is based upon the fair market value of the Company’s Common Stock on the date of grant. Subject to the limitations of the 2001 Plan, the awards made to officers at the level of Assistant Vice President and above will be based upon corporate, departmental and individual performance criteria developed by the Compensation Committee pursuant to the guidelines described in the 2001 Plan. Awards made to other employees under the 2001 Plan will be based upon criteria established by the Compensation Committee from time to time.

The 2001 Plan is administered by the Compensation Committee appointed by the Company’s Board of Directors, consisting of a minimum of two and a maximum of five the members of the Board of Directors, each of whom is a “Non-Employee Director” as defined in the SEC Regulations. The Compensation Committee is responsible for administration of the 2001 Plan and has the right to construe the 2001 Plan and the awards issued pursuant to it, to correct defects and omissions and to reconcile inconsistencies to the extent necessary to effectuate the purpose of the 2001 Plan and the awards issued pursuant to it.

The 2001 Plan provides that the maximum number of shares of Common Stock which may be awarded to any single individual under the 2001 Plan is 50% of the shares reserved for issuance under the 2001 Plan. Additionally, the Compensation Committee will not grant any awards during any fiscal year in which the Company fails to achieve its financial goals. The Compensation Committee will reduce the aggregate amount of any award it makes to a participant under the 2001 Plan by the amount of any bonus, in cash or other compensation, paid to that participant under the Company’s Executive Management Incentive Plan.

All awards of Common Stock granted pursuant to the 2001 Plan may be subject to vesting for a period of time and will become vested under the 2001 Plan in accordance with a vesting schedule, if any, set by the Compensation Committee at the time of grant. Under the terms of the 2001 Plan, the Compensation Committee may also establish an additional period time during which the participant must hold the vested shares prior to resale. During the restricted period, if any, the participant shall have the right to vote the shares subject to the award. Pursuant to the terms of the 2001 Plan, the Company will defer the payment of cash dividends to the participant on any unvested shares until the shares vest and are no longer subject to the restrictions. The Company will hold any deferred cash dividends for the account of the participant and will pay interest on the deferred dividends at a rate determined by the Compensation Committee.

Back to Contents

All unvested awards terminate immediately upon termination of the participant’s employment with the Company, other than by reason of disability or death. If the participant ceases to be employed by the Company because of death or disability, any unvested awards will immediately vest. Additionally, unless the Compensation Committee provides otherwise, if the participant’s employment with the Company is involuntarily terminated for any reason, except for cause, during an 18 month period after a change in control of the Company (as defined in the 2001 Plan), the shares of Common Stock subject to the participant’s award will fully vest and no longer be subject to the restrictions under the 2001 Plan. The Compensation Committee has the authority, in its sole discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect thereto, or to remove any restrictions under the circumstances described in the 2001 Plan.

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

The Board of Directors may amend or supplement the 2001 Plan, including the form of agreement evidencing the award, in any way, or suspend or terminate such plan at any time, as determined by the Board of Directors without the approval of stockholders; provided, however, that such action shall not affect awards granted under the 2001 Plan prior to the actual date on which such action occurred. Unless terminated earlier by the Board of Directors, the 2001 Plan shall continue in effect for a period of ten years or until all shares subject to awards have been granted and any restrictions applicable to such shares lapse; provided, that no options may be granted more than ten (10) years after the date of the adoption of the 2001 Plan.

In fiscal 2003, the Company did not grant any options or stock appreciation rights to the Named Officers.

The following table sets forth information regarding options exercised by the Named Officers during fiscal 2003 under the Company’s stock option plans and the option values of options held by such individuals at fiscal year end.

Back to Contents

Aggregated Option/SAR Exercises In Last Fiscal Year
And Fiscal Year End Option/SAR Values

Name	Shares Acquired On Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/ Unexercisable (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End Exercisable/ Unexercisable (2)

Anthony J. Santilli	—	—	59,137/0	$84,898/$0
Chairman, President, Chief Executive Officer, Chief Operating Officer and Director (3)

Beverly Santilli	—	—	33,576/12,856	$0/$0
President of American Business Credit, Inc. and First Executive Vice President and Secretary (4)

Jeffrey M. Ruben	—	—	43,256/27,376	$13,146/$19,718
Executive Vice President (5)

Albert W. Mandia	4,000	$20,408	36,080/24,200	$7,714/$19,718
Executive Vice President and Chief Financial Officer (6)

Milton Riseman	—	—	17,695/6,503	$0/$0
Chairman of Consumer Mortgage Group (7)

(1)	Shares subject to options and exercise prices in the table above are as of June 30, 2003 and have been adjusted to reflect all stock dividends.

(2)	Represents the aggregate market value (market price of Common Stock less the exercise price) of the options granted based upon the closing sales price per share of $6.42 on June 30, 2003.

(3)
Mr. Santilli holds options to purchase 28,585 shares, 6,352 shares, 12,100 shares and 12,100 shares at exercise prices of $3.94 per share, $13.97 per share, $5.27 per share and $14.46 per share, respectively. Such options are all currently exercisable.

(4)
Mrs. Santilli holds currently exercisable options to purchase 12,704 shares and 6,352 shares at exercise prices of $15.74 per share and $18.50 per share, respectively. Mrs. Santilli also holds an option to purchase 24,200 shares at an exercise price of $10.74 per share. Such option vests in annual increments of 20% of the initial award over a five-year period which commenced October 1, 2000.

(5)
Mr. Ruben holds currently exercisable options to purchase 12,704 shares and 6,352 shares at exercise prices of $15.74 per share and $18.50 per share, respectively. Mr. Ruben also holds options to purchase 24,200 shares at an exercise price of $10.74 per share and 24,200 shares at an exercise price of $5.06 per share. Such options vest in annual increments of 20% of the initial award over five-year periods which commenced October 1, 2000 and January 2, 2002, respectively.

(6)
Mr. Mandia holds options to purchase 15,880 shares, 24,200 and 24,200 shares at exercise prices of $18.10 per share, $10.74 per share and $5.06 per share, respectively. Such options vest in annual increments of 20% of the initial award over five-year periods which commenced June 1, 1999, October 1, 2000 and January 2, 2001, respectively.

Back to Contents

(7)
At June 30, 2003, Mr. Riseman held options to purchase 15,880 and 8,318 shares of Common Stock at exercise prices of $10.23 per share and $10.74 per share, respectively. Such options vested in annual increments of 20% over five-year periods which commenced June 15, 2000 and October 1, 2000, respectively. On July 2, 2003 Mr. Riseman’s employment with us ended and he entered into a consulting agreement with us. All of Mr. Riseman’s options expired, unexercised, on October 2, 2003 in accordance with the terms of our stock option plans.

Employment Agreements

On January 29, 1997, the Company entered into employment agreements with each of Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben pursuant to which their initial annual base salaries were $300,000, $200,000 and $125,000, respectively. The employment agreements with Mr. and Mrs. Santilli were subsequently amended in October 1997. The salaries of Mr. and Mrs. Santilli are subject to increase but not decrease, on an annual basis based upon the Consumer Price Index and may also be increased from time to time by the Compensation Committee for Mr. Santilli and from time to time for Mrs. Santilli by Mr. Santilli based on the recommendations of the Compensation Committee. Mr. Ruben’s salary is subject to increase on an annual basis based upon the Consumer Price Index and may also be increased from time to time by Mr. Santilli. Once increased, Mr. Ruben’s salary may not be decreased following a “change in control” of the Company. The employment agreements are designed to assist the Company in maintaining a stable and competent management team. Certain of the terms of such agreements, including the amendments, are described below.

Each agreement terminates upon the earlier of: (a) the employee’s death, permanent disability, termination of employment for cause, voluntary resignation or seventieth birthday or (b) the later of: (i) the fifth year anniversary of the execution of the agreement (or three years in the case of Mr. Ruben); or (ii) five years from any anniversary date of an agreement (or three years in the case of Mr. Ruben). Notwithstanding the preceding, if the Company notifies: (a) Mr. or Mrs. Santilli of its intent to terminate their respective employment without cause during the term of their respective agreements, their agreements terminate five years from the date of the notice, or (b) Mr. Ruben of its intent to terminate his employment without cause during the term of his agreement, his agreement would terminate three years from the date of such notice except that while Mr. Santilli is Chief Executive Officer of the Company, the Company may terminate Mr. Ruben without cause upon payment to Mr. Ruben of an amount equal to his then current annual base salary.

The employment agreements with each of Mr. and Mrs. Santilli also provide for a cash payment to each employee equal to 299% of the last five years’ average annual compensation as calculated in accordance with Section 280G of the Code, (in addition to any other payments and benefits due under the agreements) in the event of a “change in control” (as defined in such agreements), of the Company during the term of the agreements to which such employee does not consent in such individual’s capacity as a director or stockholder of the Company. Mr. Ruben’s agreement provides for a similar cash payment only if his employment is terminated in the event of a “change in control,” which payment shall be in lieu of any additional payment which may be due pursuant to the terms of his agreement. The agreements with

Back to Contents

Mr. Ruben and Mrs. Santilli also provide that in the event of a “change in control” of the Company, each employee’s stock options shall vest in full (provided, that, in the case of Mrs. Santilli, she does not consent to such “change in control”). The vesting of options and the receipt of other payments and benefits provided for under the agreements upon a “change in control” of the Company may subject an employee to the payment of an excise tax equal to 20% of all payments contingent upon a “change in control” made in excess of the employee’s base compensation. Under the terms of the agreements, in such event the Company will pay the employees an additional amount such that the net amount of payments retained by the employees after the payment of any excise tax and any federal, state and local income and employment taxes and the excise tax on the additional amount paid by the Company shall be equal to the total payments or benefits to be received by the employees under their respective agreements. The Company is not entitled to a deduction for any payments subject to the excise tax made to employees pursuant to the terms of the agreements. For purposes of all of the employment agreements, a “change in control” of the Company shall include: (a) a change in the majority of the members of the Board of Directors within a two- year period, excluding a change due to the voluntary retirement or death of any board member (with respect to Mr. Ruben’s agreement, no “change in control” as a result of a change in the majority of the directors will be deemed to occur under the terms of his agreement if Mr. Santilli remains Chairman of the Board), or (b) a person or group of persons acting in concert (as defined in Section 13(a) of the Exchange Act) acquires beneficial ownership, within the meaning of Rule 13(d)(3) of the Rules and Regulations of the SEC promulgated pursuant to the Exchange Act, of a number of voting shares of the Company which constitutes (i) 50% or more of the Company’s shares voted in the election of directors, or (ii) more than 25% of the Company’s outstanding voting shares.

Based upon their current salaries, if Mr. and Mrs. Santilli and Mr. Ruben had been terminated as of June 30, 2003 under circumstances entitling them to change in control payments (excluding the value realized upon the exercise of options or any excise tax and other payments described above, which amounts may vary based upon a variety of factors, including but not limited to, the acquisition price and the timing of the change in control), Mr. Santilli, Mrs. Santilli and Mr. Ruben would have been entitled to receive a lump sum payment of approximately $3,424,865, $2,222,680 and $1,466,832, respectively. In addition, Mr. and Mrs. Santilli’s agreements would continue to be in force for the remainder of their term as described above.

Each employment agreement also prohibits the employee from divulging confidential information regarding the Company’s business to any other party and prohibits the employee, during the term of the agreement, from engaging in a business or being employed by a competitor of the Company without the prior written consent of the Company. The Company may extend the non-compete provisions of any of the agreements at its option (or in the case of Mr. Ruben, with his consent) for up to one year following the termination of such agreement upon payment to the employee of an amount equal to the highest annual salary and bonus received by the employee during any fiscal year during the term of the agreement; provided, however, that the non-compete provisions of Mr. Ruben’s contract shall be automatically extended for one year in the event he is terminated without cause and receives a severance payment pursuant to the terms of his agreement unless he returns a pro rata portion of the severance payment received from the Company.

Back to Contents

The employment agreements with Mr. and Mrs. Santilli also provide for the payment of an annual cash bonus if the Company meets at least eighty percent (80%) of the targets established by the Board. Mr. Ruben’s agreement provides that his participation in the Company’s annual cash bonus plan is established by the Board. Each employment agreement also provides the employees with certain other benefits including an allowance for company car for each of Mr. and Mrs. Santilli, payment of certain life, health (including the payment of health insurance benefits for the family of Mr. and Mrs. Santilli) and disability insurance payments and reimbursement for all reasonable expenses incurred by the employee in the performance of his or her duties. In the event Mr. Santilli becomes disabled (as defined in the agreement) during the term of his agreement, such employment agreement also provides for the payment of monthly disability payments to him in an amount equal to his monthly salary prior to the disability less any disability benefits received by Mr. Santilli pursuant to any disability insurance paid for, in whole or in part, by the Company for the period of his disability, but in no event beyond the date Mr. Santilli reaches 65 years of age.

The Company entered into a letter agreement with Albert Mandia in connection with his employment as Chief Financial Officer of the Company. The agreement, as amended, provides that Mr. Mandia shall receive an initial annual base salary of $275,000 and shall be eligible to receive a bonus of up to 50% of his annual salary if the Company achieves certain goals as described in the Executive Management Incentive Plan. Mr. Santilli may increase Mr. Mandia’s annual base salary from time to time. The agreement also provides Mr. Mandia with certain other benefits including a car allowance and life insurance. Mr. Mandia also received options to purchase 13,125 shares of the Company’s Common Stock in connection with entering into the letter agreement. If Mr. Mandia’s employment is terminated for any reason, except for cause as defined in the letter agreement, he will be entitled to receive one year’s base salary. The Company and Mr. Mandia are also parties to a supplementary letter agreement dated October 1, 1998. This supplementary letter agreement provides that Mr. Mandia shall be paid a certain sum in the event his employment is terminated after a change in control. In the event of a change in control, Mr. Mandia will receive two times: (a) his highest annual salary ($446,093 as of June 30, 2003) for the twelve month period preceding the termination of his employment and (b) his highest annual bonus paid in any of the three fiscal years preceding termination. A change in control is defined in the supplementary letter agreement as: (a) a merger or consolidation except where the Company would retain 75% voting power after giving effect to such merger or consolidation or where an employee group (then existing management and employees) would control 20% of the voting securities after giving effect to the merger or consolidation; (b) all or substantially all of the assets of the Company are sold or liquidated pursuant to a plan approved by the stockholders of the Company except if an employee group would retain at least 20% of such assets after giving effect to such plan; (c) the acquisition of 50% or more of the voting securities of the Company then outstanding except if such acquisition was by an employee group or pursuant to an agreement negotiated with the Company; or (d) the majority of the Board of Directors is replaced during any 24 month period (excluding voluntary resignations and placements made by the Board of Directors or an employee group). The payments are not payable under the supplementary agreement if Mr. Mandia is terminated for cause, however he is still entitled to the payments related to a change in control in the event that he resigns within twenty four months of a change in control because of a material reduction in his salary or

Back to Contents

benefits, a material change in his job responsibilities, a request to relocate that would increase his commute by more than 50 miles or the failure of the Company to expressly assume the supplementary agreement after a change in control. If a change in control occurred and Mr. Mandia’s employment was terminated as of June 30, 2003, Mr. Mandia would be entitled to a payment of $1,295,312.

The Company entered into an employment agreement with Milton Riseman in connection with his employment as Chairman, Consumer Mortgage Group. The agreement provided that Mr. Riseman would receive an annual salary of $335,000 per year and would be eligible to receive a bonus of up to 50% of his base salary, if the Company achieved certain goals as described in the Executive Management Incentive Plan. The agreement also provides Mr. Riseman with a car allowance and the customary benefits afforded Company employees. On July 2, 2003, Mr. Riseman resigned as the Chairman of Consumer Mortgage Group and his employment agreement terminated. Mr. Riseman currently serves as a consultant to the Company.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during fiscal 2003 was a current or former officer or employee of the Company or its subsidiaries or engaged in certain transactions with the Company or its subsidiaries required to be disclosed by the SEC regulations, other than a transaction involving Mr. Sussman which is described under Item 13 of this Form 10-K. Additionally, there were no compensation committee “interlocks” during fiscal 2003, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Company’s Compensation Committee.

Compensation of Directors

General.     During fiscal 2003, non-employee directors of the Company received an annual stipend of $66,000 and $2,000 for each Board and Board Committee meeting attended. Mr. Santilli, the only director who is also an officer of the Company, does not receive any separate fee for acting in his capacity as a director.

1995 Non-Employee Director Plan.     The Company adopted the 1995 Stock Option Plan for Non-Employee Directors (the “1995 Non-Employee Director Plan”) in order to attract, retain and motivate non-employee directors and encourage them to increase their ownership interest in the Company. This plan provided for the award of options to purchase up to 171,517 shares (as adjusted for all stock dividends) of the Company’s Common Stock. Directors received grants under the 1995 Non-Employee Director Plan upon the adoption of the plan in 1995 and again in 1996. The Compensation Committee determined that no additional options would be granted under the 1995 Non-Employee Director Plan and no options have been granted since the 1996 grants. The 1995 Non-Employee Director Plan is administered by the Board of Directors.

Back to Contents

The 1995 Non-Employee Director Plan provided for the grant only of Incentive Stock Options. The exercise price of the stock options granted under the 1995 Non-Employee Director Plan must be equal to the fair market value of a share of the Company’s Common Stock on the date of grant. Except in the event of death or disability of the director as described below, all options granted pursuant to the 1995 Non-Employee Director Plan are exercisable during the lifetime of the director only by the director and may not be exercised more than ten years from the date of the grant. Unless terminated earlier as provided in the 1995 Non-Employee Director Plan, all unexercised options terminate three months following the date on which an optionee ceases to be a director of the Company but in no event can an option be exercisable after ten years from the date of grant thereof. In the event that a non-employee director dies or becomes disabled during the option term, the director’s executor or legal guardian, as applicable, may exercise such option during the three month period following such event to the same extent that the director was entitled to exercise such option prior to his death or disability but in no event later than ten years from the date of grant.

1999 Stock Option Plan.     As previously discussed, directors are eligible to receive grants of stock options under the 1999 Stock Option Plan. Directors received option grants under the 1999 Stock Option Plan during each fiscal year from 1999 through 2002. Directors did not receive a grant of options under the 1999 Stock Option Plan during the 2003 fiscal year.

Other Compensation.     On February 11, 2003, the Board of Directors issued 2,000 shares of Common Stock to each of Warren E. Palitz and Jeffrey S. Steinberg in consideration for their board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information related to securities authorized for issuance under the Company’s equity compensation plans, required to be included in this Item 12, has been included in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters” of Form 10-K filed with the SEC on September 29, 2003.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 30, 2003 (except as described below in footnotes 1 and 2) by each person known to be the beneficial owner of five percent or more of our Common Stock, by our directors and Named Officers, and by all directors and executive officers as a group. To our knowledge, no person other than those listed below beneficially owns five percent or more of our outstanding Common Stock. The business address of our officers is our address.

Back to Contents

Name, Position and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class

Dimensional Fund Advisors Inc. 1299 Ocean Avenue – 11th Floor Santa Monica, CA 90401	167,903	(2)	5.7%

Anthony J. Santilli, Chairman, President, Chief Executive Officer, Chief Operating Officer and Director, and Beverly Santilli, President of American Business Credit, Inc. and First Executive Vice President and Secretary	1,209,307	(3) (4)	39.7%

Michael DeLuca, Director Lux Products 6001 Commerce Park Mt. Laurel, NJ 08054	271,607	(5)	9.0%

Harold E. Sussman, Director 100 Penn Square East Philadelphia, PA 19107	155,922	(6)	5.2%

Leonard Becker, Director 100 Penn Square East Philadelphia, PA 19107	155,291	(7)	5.2%

Richard Kaufman, Director 100 Penn Square East Philadelphia, PA 19107	25,218	(8)	*

Jerome H. Miller, Director 100 Penn Square East Philadelphia, PA 19107	31,169	(9)	1.1%

Warren E. Palitz, Director 100 Penn Square East Philadelphia, PA 19107	9,712	(10)	*

Jeffrey S. Steinberg, Director 100 Penn Square East Philadelphia, PA 19107	2,000	(10)	*

Jeffrey M. Ruben Executive Vice President	69,913	(11)	2.3%

Albert W. Mandia Executive Vice President and Chief Financial Officer	51,762	(12)	1.7%

All executive officers and directors as a group (11 persons)	1,981,901	(13)	60.1%

*	Less than 1%.

(1)
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities owned

Back to Contents

by or for, among others, the wife and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities. The share numbers in the table above may, as indicated in the appropriate footnotes, include shares deemed to be held in our 401(k) Plan. The number of shares deemed to be held in our 401(k) Plan is based on the value of the units held as of the last 401(k) Plan statement dated June 30, 2003 divided by the closing price of our Common Stock as reported on the NASDAQ National Market for June 30, 2003.

(2)
In an Amendment to Schedule 13G filed on February 10, 2003, Dimensional Fund Advisors Inc., as investment advisor to four investment companies and as investment manager to other commingled group trusts and separate accounts, reported sole voting and dispositive power over 167,903 shares of Common Stock. In this Amendment to Schedule 13G, Dimensional Fund Advisors Inc. disclaimed beneficial ownership with respect to these shares of Common Stock.

(3)
Includes 1,099,016 shares of Common Stock held directly by Mr. and Mrs. Santilli as joint tenants with right of survivorship, 3,023 shares of Common Stock deemed to be held through our 401(k) Plan and 10,985 shares of Common Stock held in trust by Mr. Santilli, Mrs. Santilli and Raymond Bucceroni for the benefit of Luc Armon Santilli, Mr. and Mrs. Santilli’s child.

(4)
Includes options to purchase 59,137 shares of Common Stock awarded to Mr. Santilli pursuant to our stock option plans, all of which are exercisable within sixty days of September 30, 2003. Includes options to purchase 37,146 shares of Common Stock awarded to Mrs. Santilli pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003. Excludes options to purchase 4,840 shares of Common Stock which are not exercisable within sixty days of September 30, 2003.

(5)
Includes 171,898 shares of Common Stock held by the DeLuca Family Partnership LP over which Mr. DeLuca holds voting and/or dispositive power and options to purchase 59,137 shares of Common Stock awarded pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003. Also includes 40,572 shares of Common Stock held by the Michael R. DeLuca Trust. Mr. DeLuca disclaims beneficial ownership of the shares held by the Michael R. DeLuca Trust.

(6)
Includes 96,785 shares of Common Stock held directly and options to purchase 59,137 shares of Common Stock awarded pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003.

(7)
Includes 136,839 shares of Common Stock held directly and options to purchase 18,452 shares of Common Stock awarded pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003.

(8)
Includes 6,766 shares of Common Stock held directly and options to purchase 18,452 shares of Common Stock awarded pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003.

(9)
Includes 20,169 shares of Common Stock held directly and options to purchase 11,000 shares of Common Stock awarded pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003.

(10)	All shares are held directly.

(11)
Includes 13,566 shares of Common Stock held directly, 9,521 shares of Common Stock deemed to be held through our 401(k) Plan, and options to purchase 46,826 shares of Common Stock awarded to Mr. Ruben pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003. Excludes options to purchase 19,360 shares of Common Stock, which are not exercisable within sixty days of September 30, 2003.

(12)
Includes 9,076 shares of Common Stock held directly, 1,766 shares of Common Stock deemed to be held through our 401(k) Plan, and options to purchase 40,920 shares of our Common Stock awarded to Mr. Mandia pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003. Excludes options to purchase 19,360 shares or our Common Stock, which are not exercisable within sixty days of September 30, 2003.

Back to Contents

(13)
Includes options to purchase 350,207 shares of Common Stock awarded to our directors and executive officers pursuant to our stock option plans, which are exercisable within sixty days of September 30, 2003. Excludes options to purchase 43,560 shares of Common Stock awarded to our directors and executive officers pursuant to our stock option plans, which are not exercisable within sixty days of September 30, 2003.

Item 13. Certain Relationships and Related Transactions

The Company does not have any formal policy concerning the direct or indirect pecuniary interest of any of its officers, directors, security holders or affiliates in any investment to be acquired or disposed of by the Company or in any transaction to which the Company is a party or in which the Company has an interest. The Company will not enter into any such transactions unless approved by a majority of the Board of Directors, not including any interested director.

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

On April 2, 2001, the Board of Directors issued 2,500 shares (3,025 shares after the effect of stock dividends) to our director, Richard Kaufman as a result of services rendered in connection with a stock buyback program.

The Company employs members of the immediate family of some of its directors and executive officers in various positions as described in the table and paragraphs that follow. Base compensation, bonus, sales commission and options granted reflect compensation paid by the Company during fiscal 2003.

Name	Relationship	Position Held(1)	Date of Employment	Base Compensation(2)	Bonus(3)/Sales Commission(4)(5)	Total Compensation	Options Granted

John Santilli	Son of Anthony Santilli	Executive Vice President – National Sales Division of Upland	12/1/94 – present	$200,950	$89,870	$290,820	—

Barbara Rosenthal	Daughter-in- law of Anthony Santilli	Sales Manager of the Bank Alliance Program of Upland	6/1/98 – present	$59,067	$81,663	$140,730	—

Lisa Kaufman	Daughter of Richard Kaufman	Branch Manager of ABMS and Vice President of the Company	9/16/96 – 03/06/03	$75,305	$3,639	$79,000	—

Carole Santilli	Daughter of Anthony Santilli	Servicing Department Head and Vice President of ABC	8/6/01 – present	$104,583	$25,500	$130,083	—

Back to Contents

(1)
The names of certain subsidiaries of the Company are abbreviated as follows: “Upland” means HomeAmerican Credit, Inc. d/b/a Upland Mortgage; “ABMS” means American Business Mortgage Services, Inc.; “ABC” means American Business Credit, Inc.

(2)	Includes base salary and car allowance if applicable.

(3)
Employees of the Company and its subsidiaries with a title of Assistant Vice President or greater are eligible for an annual bonus. Bonuses are determined on an individual basis and are based upon the achievement of specific goals established by management.

(4)	All loan sales personnel are eligible for sales commissions based on sales volume.

(5)	Bonus and commission information includes all amounts paid during fiscal year 2003. A portion of these amounts may be attributable to services rendered during fiscal year 2002.

In addition to the foregoing, Gary Ruben, brother of Executive Vice President, Jeffrey Ruben, served as a Loan Officer in a branch office of Upland until August 2002. Gertrude Zimmerman, mother of Beverly Santilli, was employed by the Company on a part time basis through July 2, 2003. Chris Santilli, son of Anthony Santilli, currently serves as the Head of Processing and an Assistant Vice President of Upland. Iris Zimmerman, sister of Beverly Santilli, is currently employed as an Associate Counsel of the Company. These employees received annual compensation ranging from approximately $13,500 to $110,600 with the aggregate compensation for these four individuals for fiscal 2003 totaling $230,033. Employees of the Company and its subsidiaries with a title of Assistant Vice President or greater are eligible for annual bonuses. In addition, all loan sales personnel are eligible for sales commissions and quarterly bonuses based on sales volumes. Accordingly, the total compensation for these individuals includes any bonuses or sales commissions paid them during fiscal 2003. These individuals and the individuals listed in the table above are also entitled to the benefits generally afforded Company employees, including participation in the Company’s 401(k) Plan and customary employee benefit plans. The Company believes that the salaries paid to these individuals are competitive with salaries paid to other employees in similar positions in the Company and in our industry.

Castle Appraisal & Consulting LLC is listed on an approved appraiser list for the Company’s subsidiaries. Anthony Santilli, III, Mr. Santilli’s son, is the operating manager and sole member of Castle Appraisal & Consulting LLC. The Company’s lending subsidiaries supply the approved appraiser list to mortgage applicants at the applicant’s request and some mortgage applicants may choose to hire Castle Appraisal & Consulting LLC, principally in Southern New Jersey, to provide appraisal services in connection with a loan transaction with the Company’s lending subsidiaries. The Company estimates that Castle Appraisal & Consulting LLC performed approximately 240 appraisals during fiscal 2003 for mortgage applicants of the Company’s subsidiaries as a result of being included on this approved appraiser list. Based upon an average appraisal fee of $300, the Company estimates that the fees received by Castle Appraisal & Consulting LLC from mortgage applicants for such appraisals totaled approximately $72,000 in fiscal 2003.

Back to Contents

In fiscal 2003, Lanard & Axilbund, Inc., a real estate brokerage and management firm in which our director, Mr. Sussman, was a partner and is now Chairman Emeritus, acted as our agent in connection with the lease of our new corporate office space. As a result of this transaction, Lanard & Axilbund, Inc. received a commission in excess of $60,000 from the landlord of the new corporate office space which we believe to be consistent with market and industry standards. Additionally, as part of our agreement with Lanard & Axilbund, Inc., it reimbursed us for some of our costs related to finding new office space including some of our expenses related to legal services, feasibility studies and space design. The amount was not available at the time of filing.

Item 14. Principal Accountant Fees and Services

Audit Fees.     The aggregate fees billed by BDO Seidman, LLP (“BDO Seidman”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2003 and June 30, 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal years 2003 and 2003 totaled $625,500 and $921,150, respectively.

Audit-Related Fees.     The aggregate fees billed by BDO Seidman for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended June 30, 2003 and June 30, 2002 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $81,025 and $108,313, respectively. The services performed by BDO Seidman in connection with these fees consisted of the following: audit of the Company’s 401(k) employee benefit plan; review of the Company’s Form 8-Ks; and consultation with respect to new financial accounting and reporting standards compliance.

Tax Fees.     The aggregate fees billed by BDO Seidman for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2003 and June 30, 2002 were $500 and $4,000, respectively. These fees related to consultation services provided by BDO Seidman with respect to REMIC trust accounting issues.

All Other Fees.     The aggregate fees billed by BDO Seidman for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended June 30, 2003 and June 30, were $363,415 and $271,940, respectively. Services performed by BDO Seidman in connection with these fees consisted of the following: internal audit services, internal audit special projects and other miscellaneous matters.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by BDO Seidman in fiscal 2003.

Back to Contents

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS FINANCIAL SERVICES, INC.

Date: October 28, 2003	By:	/s/ Anthony J. Santilli

	Name:	Anthony J. Santilli
	Title:	Chairman, President, Chief Executive Officer, Chief Operating Officer and Director (Duly Authorized Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony J. Santilli Anthony J. Santilli	Chairman, President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive and Operating Officer)	October 28, 2003

/s/ Albert W. Mandia Albert W. Mandia	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 28, 2003

/s/ Leonard Becker Leonard Becker	Director	October 28, 2003

/s/ Richard Kaufman Richard Kaufman	Director	October 28, 2003

/s/ Michael DeLuca Michael DeLuca	Director	October 28, 2002

/s/ Jerome Miller Jerome Miller	Director	October 28, 2003

/s/ Warren E. Palitz Warren E. Palitz	Director	October 28, 2003

/s/ Jeffrey S. Steinberg Jeffrey S. Steinberg	Director	October 28, 2003

/s/ Harold Sussman Harold Sussman	Director	October 28, 2003

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.