Form 10-Q
period 2003-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2003-11-05
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended September 30, 2003

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _______________ to ________________

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

                                 (215) 940-4000
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

         The number of shares outstanding of the registrant's sole class of common stock as of October 30, 2003 was 2,946,892 shares.

           American Business Financial Services, Inc. and Subsidiaries


                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I            FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003.......................................1
Consolidated Statements of Income for the three months ended September 30, 2003 and 2002.....................2
Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2003.................3
Consolidated Statements of Cash Flow for the three months ended September 30, 2003 and 2002..................4
Notes to Consolidated Financial Statements...................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............34
Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................106
Item 4.  Controls and Procedures...........................................................................107


PART II           OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................108
Item 2.  Changes in Securities and Use of Proceeds.........................................................108
Item 3.  Defaults Upon Senior Securities...................................................................108
Item 4.  Submission of Matters to a Vote of Security Holders...............................................108
Item 5.  Other Information.................................................................................108
Item 6.  Exhibits and Reports on Form 8-K..................................................................109

Part I  FINANCIAL INFORMATION
Item 1. Financial Statements

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                          (dollar amounts in thousands)

                                                                     September 30,          June 30,
                                                                         2003                2003
                                                                     -------------        -----------
                                                                      (Unaudited)            (Note)
Assets

Cash and cash equivalents                                              $  27,217          $    47,475
Loan and lease receivables, net
    Available for sale                                                   162,688              271,402
    Interest and fees                                                     17,396               15,179
    Other                                                                 24,681               23,761
Interest-only strips (includes the fair value of
    overcollateralization related cash flows of $263,462 and
    $279,245 at September 30, 2003 and June 30, 2003)                    545,583              598,278
Servicing rights                                                         106,072              119,291
Receivable for sold loans                                                     --               26,734
Prepaid expenses                                                           9,061                3,477
Property and equipment, net                                               28,314               23,302
Deferred income tax asset                                                  1,042                   --
Other assets                                                              28,452               30,452
                                                                       ---------          -----------
Total assets                                                           $ 950,506          $ 1,159,351
                                                                       =========          ===========

Liabilities

Subordinated debt                                                      $ 687,585          $   719,540
Warehouse lines and other notes payable                                  109,410              212,916
Accrued interest payable                                                  43,751               45,448
Accounts payable and accrued expenses                                     32,725               30,352
Deferred income tax liability                                                 --               17,036
Other liabilities                                                         65,213               91,990
                                                                       ---------          -----------
Total liabilities                                                        938,684            1,117,282
                                                                       ---------          -----------

Stockholders' equity

Preferred stock, par value $.001, authorized, 3,000,000 shares,
    issued and outstanding, none                                              --                   --
Common stock, par value $.001, authorized, 9,000,000 shares, issued: 3,653,165 shares (including Treasury shares of 706,273)
    at September 30, 2003 and June 30, 2003                                    4                    4
Additional paid-in capital                                                23,985               23,985
Accumulated other comprehensive income                                    10,561               14,540
Retained earnings (deficit)                                              (13,164)              13,104
Treasury stock, at cost                                                   (8,964)              (8,964)
                                                                       ---------          -----------
                                                                          12,422               42,669
Note receivable                                                             (600)                (600)
                                                                       ---------          -----------
Total stockholders' equity                                                11,822               42,069
                                                                       ---------          -----------
Total liabilities and stockholders' equity                             $ 950,506          $ 1,159,351
                                                                       =========          ===========

Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date. See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
              (dollar amounts in thousands, except per share data)
                                   (unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                             ----------------------------------
                                                               2003                     2002
                                                             ---------                ---------
Revenues Gain on sale of loans:
    Securitizations                                          $     799                $  58,011
    Whole loan sales                                             2,921                       35
Interest and fees                                                4,653                    4,133
Interest accretion on interest-only strips                      11,109                   10,747
Servicing income                                                   718                    1,537
Other income                                                         1                        4
                                                             ---------                ---------
Total revenues                                                  20,201                   74,467
                                                             ---------                ---------

Expenses

Interest                                                        16,818                   17,083
Provision for credit losses                                      4,156                    1,538
Employee related costs                                          13,852                    9,575
Sales and marketing                                              2,841                    6,688
General and administrative                                      19,215                   20,925
Trading (gains) and losses                                      (5,108)                   3,440
Securitization assets valuation adjustment                      10,795                   12,078
                                                             ---------                ---------
Total expenses                                                  62,569                   71,327
                                                             ---------                ---------

Income (loss) before provision for income taxes                (42,368)                   3,140

Provision for income tax expense (benefit)                     (16,100)                   1,319
                                                             ---------                ---------

Net income (loss)                                            $ (26,268)               $   1,821
                                                             =========                =========

Earnings (loss) per common share:

   Basic                                                         (8.91)               $    0.64
                                                             =========                =========
   Diluted                                                   $   (8.91)               $    0.61
                                                             =========                =========

Average common shares (in thousands):
   Basic                                                         2,947                    2,856
                                                             =========                =========
   Diluted                                                       2,947                    2,985
                                                             =========                =========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                             (amounts in thousands)
                                   (unaudited)

                                              Common Stock
                                       -----------------------                      Accumulated
                                        Number of                     Additional       Other          Retained
For the three months ended                Shares                       Paid-In      Comprehensive     Earnings       Treasury
September 30, 2003:                    Outstanding      Amount         Capital         Income         (Deficit)        Stock
                                       -----------      ------        ----------    -------------     ---------      ---------
Balance June 30, 2003                      2,947        $   4          $ 23,985       $ 14,540        $ 13,104       $ (8,964)
Comprehensive income:
  Net (loss)                                  --           --                --             --         (26,268)            --
  Net unrealized loss on
    interest-only strips                      --           --                --         (3,979)             --             --
                                          ------        -----          --------       --------        --------       --------

Total comprehensive loss                      --           --                --         (3,979)        (26,268)            --
                                          ------        -----          --------       --------        --------       --------

Balance September 30, 2003                 2,947        $   4          $ 23,985       $ 10,561        $(13,164)      $ (8,964)
                                          ======        =====          ========       ========        ========       ========


                                                          Total
For the three months ended                 Note       Stockholders'
September 30, 2003:                     Receivable       Equity
                                        ----------    -------------
Balance June 30, 2003                   $    (600)      $   42,069
Comprehensive income:
  Net (loss)                                   --          (26,268)
  Net unrealized loss on
    interest-only strips                       --           (3,979)
                                        ---------       ----------

Total comprehensive loss                       --          (30,247)
                                        ---------       ----------

Balance September 30, 2003              $    (600)      $   11,822
                                        =========       ==========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                          (dollar amounts in thousands)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                              2003             2002
                                                                          -----------       ----------
Cash flows from operating activities
Net income (loss)                                                         $   (26,268)      $    1,821
Adjustments to reconcile net income to net cash used in operating activities:
       Gain on sales of loans                                                    (799)         (58,011)
       Depreciation and amortization                                           14,647           11,163
       Interest accretion on interest-only strips                             (10,828)         (10,747)
       Securitization assets valuation adjustment                              10,795           12,078
       Provision for credit losses                                              4,156            1,538
Loans originated for sale                                                    (158,284)        (386,390)
Proceeds from sale of loans                                                   278,523          382,181
Principal payments on loans and leases                                          4,169            4,382
(Increase) decrease in accrued interest and fees on loan and lease
    receivables                                                                (2,217)             724
Required purchase of additional overcollateralization on securitized
    loans                                                                      (7,660)         (17,128)
Cash flow from interest-only strips                                            56,222           33,464
(Increase) decrease in prepaid expenses                                        (5,584)             199
(Decrease) increase in accrued interest payable                                (1,696)           2,427
Increase in accounts payable and accrued expenses                               2,372            5,929
Accrued interest payable reinvested in subordinated debt                        9,686            7,863
Decrease in deferred income taxes                                             (16,097)            (598)
Increase in loans in process                                                  (24,148)            (529)
Other, net                                                                      1,415            1,106
                                                                          -----------       ----------
Net cash provided by (used in) operating activities                           128,404           (8,528)
                                                                          -----------       ----------

Cash flows from investing activities

Purchase of property and equipment, net                                        (6,774)          (1,031)
Principal receipts and maturity of investments                                     11                8
                                                                          -----------       ----------
Net cash used in investing activities                                          (6,763)          (1,023)
                                                                          -----------       ----------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                          (dollar amounts in thousands)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                             2003              2002
                                                                          -----------       ----------
Cash flows from financing activities
Proceeds from issuance of subordinated debt                               $     1,576       $   40,006
Redemptions of subordinated debt                                              (43,217)         (33,898)
Net borrowings on revolving lines of credit                                   (77,271)           3,110
Principal payments on lease funding facility                                       --             (931)
Principal payments under capital lease obligations                                (77)              --
Net repayments of other notes payable                                         (26,158)              --
Financing costs incurred                                                         (314)            (233)
Lease incentive receipts                                                        3,562               --
Exercise of non-employee stock options                                             --               50
Cash dividends paid                                                                --             (229)
                                                                          -----------       ----------
Net cash provided by (used in) financing activities                          (141,899)           7,875
                                                                          -----------       ----------

Net (decrease) increase in cash and cash equivalents                          (20,258)          (1,676)
Cash and cash equivalents at beginning of year                                 47,475          108,599
                                                                          -----------       ----------
Cash and cash equivalents at end of year                                  $    27,217       $  106,923
                                                                          ===========       ==========

Supplemental disclosures:

Noncash transaction recorded for capitalized lease agreement:
       Increase in property and equipment                                 $        --       $   (1,022)
       Increase in warehouse lines and other notes payable                $        --       $    1,022

Cash paid during the period for:
       Interest                                                           $     8,828       $    6,793
       Income taxes                                                       $        40       $      700

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 2003

1. Summary of Significant Accounting Policies

Business

American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a diversified financial services organization operating predominantly in the eastern and central portions of the United States. The Company originates, sells and services home equity loans and, subject to market conditions in the secondary loan market, business purpose loans through its principal direct and indirect subsidiaries. The Company also processes and purchases home equity loans from other financial institutions through the Bank Alliance Services program.

The Company's loans primarily consist of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. The Company's customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. The Company originates loans through a combination of channels including a national processing center located at its centralized operating office in Philadelphia, Pennsylvania and a small processing center in Roseland, New Jersey. The Company's centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003, the Company also originated home equity loans through several retail branch offices. Effective June 30, 2003, the Company no longer originates home equity loans through retail branch offices. In addition, the Company offers subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, operations (including repurchases of delinquent assets from securitization trusts), investments in systems and technology and for general corporate purposes including funding our operating cash requirements and loan over collateralization requirements under the Company's credit facilities.

Effective December 31, 1999, the Company de-emphasized and subsequent to that date, discontinued the equipment leasing origination business but continues to service the remaining portfolio of leases.

Business Conditions

For its ongoing operations, the Company depends upon frequent financings, including the sale of unsecured subordinated debt securities, borrowings under warehouse credit facilities or lines of credit and the sale of loans on a whole loan basis or through publicly underwritten or privately placed securitizations. If the Company is unable to renew or obtain adequate funding on acceptable terms through its sale of subordinated debt securities or under a warehouse credit facility, or other borrowings, the lack of adequate funds would adversely impact liquidity and reduce profitability or result in losses. If the Company is unable to sell or securitize its loans, its liquidity would be reduced and it may incur losses. To the extent that the Company is not successful in maintaining or replacing existing subordinated debt securities upon maturity, or maintaining adequate warehouse credit facilities or lines of credit, or securitizing and selling its loans, it may

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

have to limit future loan originations and further restructure its operations. Limiting loan originations or restructuring operations could impair the Company's ability to repay subordinated debt at maturity and may result in losses.

The Company has historically experienced negative cash flow from operations since 1996 primarily because, in general, its business strategy of selling loans through securitization has not generated cash flow immediately. For the three months ended September 30, 2003, the Company experienced positive cash flow from operations of $128.4 million due to its sales of loans originated in prior periods that were carried on its balance sheet at June 30, 2003. During the three months ended September 30, 2003, the Company received cash on whole loan sales of $245.2 million of loans.

For the three months ended September 30, 2003, the Company recorded a net loss of $26.3 million. The loss primarily resulted from liquidity issues described below, which substantially reduced the Company's ability to originate loans and generate revenues during the first quarter of fiscal 2004, its inability to complete a securitization of loans during the first quarter of fiscal 2004, and $10.8 million of pre-tax charges for valuation adjustments on its securitization assets. For the three months ended September 30, 2003, the Company originated $124.1 million of loans, which represents a significant reduction as compared to $370.7 million of loans originated in the same period of the prior fiscal year. The valuation adjustments reflect the impact of higher than anticipated prepayments on securitized loans experienced during the first three months of fiscal 2004 due to the continuing low interest rate environment.

For the fiscal year ended June 30, 2003, the Company recorded a loss of $29.9 million. The loss in fiscal 2003 was primarily due to the Company's inability to complete a securitization of loans during the fourth quarter of fiscal 2003 and to $45.2 million of net pre-tax charges for net valuation adjustments recorded on securitization assets.

Several recent events negatively impacted the Company's short-term liquidity. Its inability to complete a securitization during the fourth quarter of fiscal 2003 contributed to the loss for fiscal 2003 and adversely impacted the Company's short-term liquidity position. In addition, further advances under a non-committed portion of one of the Company's credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, no new advances took place under the non-committed portion. Additionally, on August 20, 2003, amendments to this credit facility eliminated the non-committed portion of this facility and reduced the committed portion to $50.0 million and accelerated the expiration date from November 2003 to September 30, 2003. Also a $300.0 million mortgage conduit facility with a financial institution that enabled the Company to sell its loans into an off-balance sheet facility, expired pursuant to its terms on July 5, 2003. In addition we were unable to borrow under the Company's $25.0 million warehouse facility after September 30, 2003 and this facility expired on October 31, 2003.

At June 30, 2003, of the $516.1 million in revolving credit and

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

conduit facilities available, $453.4 million was drawn upon. The Company's revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003, which significantly reduced its ability to fund future loan originations until it sells existing loans, extends or expands existing credit facilities, or adds new credit facilities. In addition, the Company was unable to borrow under its $25.0 million warehouse facility after September 30, 2003 and this facility expired on October 31, 2003. At September 30, 2003, the Company had $147.0 million in revolving credit facilities available to the Company, of which $108.6 million was drawn upon. In addition, the Company's temporary discontinuation of sales of new subordinated debt for approximately a six week period during the first quarter of fiscal
2004 further impaired its liquidity.

As a result of these liquidity issues, since June 30, 2003, the Company substantially reduced its loan origination volume. From July 1, 2003 through September 30, 2003, the Company originated $124.1 million of loans which represents a significant reduction as compared to originations of $370.7 million of loans for the same period in fiscal 2003. The Company also experienced a loss in loan origination employees. The Company's inability to originate loans at previous levels adversely impacted the relationships its subsidiaries have or are developing with their brokers and its ability to retain employees. As a result of the decrease in loan originations and liquidity issues described above, the Company incurred a loss for the first quarter of fiscal 2004 and anticipates incurring losses in future periods.

The combination of the Company's current cash position and expected sources of operating cash over the second and third quarters of fiscal 2004 may not be sufficient to cover its operating cash requirements, and the Company anticipates incurring operating losses through at least the third quarter of fiscal 2004. On October 24, 2003, the Company had cash of approximately $32.4 million and up to $437.3 million available under its new credit facilities. Advances under these new credit facilities can only be used to fund loan originations and not for any other purposes. The Company anticipates that it will need to increase loan originations to approximately $700.0 million to $800.0 million per quarter to return to profitable operations. The Company's short-term plan to achieve these levels of loan originations includes replacing the loan origination employees recently lost and creating an expanded broker initiative. Beyond the short-term, the Company expects to increase originations through the application of the business strategy adjustments discussed below. The Company's ability to achieve those levels of loan originations could be hampered by a failure to implement its short-term plans and funding limitations expected during the start up of its new credit facilities.

For the next three to six months the Company expects to augment its sources of operating cash with proceeds from the issuance of subordinated debt. In addition to repaying maturing subordinated notes, proceeds from the issuance of subordinated debt will be used to fund overcollateralization requirements in connection with loan originations. Under the terms of the Company's credit facilities, these credit facilities will advance 75% to 97% of the value of loans the Company originates. As a result of this limitation, the Company must fund the difference

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

between the loan value and the advances, referred to as the overcollateralization requirement, from the Company's operating cash and fund its operating losses.

In light of the loss for the quarter ended September 30, 2003, the Company requested and obtained waivers for its non-compliance with financial covenants in its credit facilities and Pooling and Servicing Agreements. See Note 6 for more detail.

The Company undertook specific remedial actions to address short-term liquidity concerns including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through September 30, 2003, the Company sold approximately $493.3 million (which includes $222.3 million of loans sold by the expired mortgage conduit facility) of loans through whole loan sales. The process of selling loans is continuing. The Company also suspended paying quarterly dividends on its common stock.

On September 22, 2003, the Company entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding loan originations. On October 14, 2003, the Company entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. See
Note 6 for information regarding the terms of these facilities.

Although the Company obtained two new credit facilities totaling $450.0 million, it may only use the proceeds of these credit facilities to fund loan originations and not for any other purpose. Consequently, the Company will have to generate cash to fund the balance of its business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debt.

On October 16, 2003, the Company refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility which expired pursuant to its terms in July 2003. The Company also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities which previously held these loans, along with loans fully funded with company cash, resulted in the receipt of $17.0 million in cash. On October 31, 2003, the Company completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of the loans held by it.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

To the extent that the Company fails to maintain its credit facilities or obtain alternative financing on acceptable terms and increase its loan originations, it may have to sell loans earlier than intended and further restructure its operations. While the Company currently believes that it will be able to restructure its operations, if necessary, it can provide no assurances that such restructuring will enable it to attain profitable operations or repay the subordinated debt when due.

After the Company recognized its inability to securitize its loans in the fourth quarter of fiscal 2003, it adjusted its business strategy to emphasize, among other things, more whole loan sales. The Company intends to continue to evaluate both public and privately placed securitization transactions, subject to market conditions.

At September 30, 2003 there were approximately $288.4 million of subordinated debentures maturing within twelve months. The Company obtains the funds to repay the subordinated debentures at their maturities by securitizing loans, selling whole loans and selling additional subordinated debentures. Cash flow from operations, the issuance of subordinated debentures and lines of credit fund the Company's cash needs. The Company expects these sources of funds to be sufficient to meet its cash needs. The Company could, in the future, generate cash flows by securitizing, selling, or borrowing against its interest-only strips and selling servicing rights generated in past securitizations.

In the event the Company is unable to offer additional subordinated debentures for any reason, the Company has developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on the Company's current cash flow projections, the Company anticipates being able to make all scheduled subordinated debenture maturities and vendor payments.

The contingent financial restructuring plan is based on actions that the Company would take, in addition to those indicated in its adjusted business strategy, to reduce its operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and scaling back less profitable businesses. No assurance can be given that the Company will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay the subordinated debentures when due.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," referred to as FIN 46 in this document. FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. Special Purpose Entity (SPE) is one type of entity, which under certain circumstances may qualify as a variable interest entity. Although we use unconsolidated SPEs extensively in our loan securitization activities, the guidance will not affect our current consolidation policies for SPEs as the guidance does not change the guidance incorporated in SFAS No. 140 which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46 will therefore have no effect on our financial condition or results of operations and would not be expected to affect it in the future. In March 2003, the FASB announced that it is reconsidering the permitted activities of a qualifying SPE. We cannot predict whether the guidance will change or what effect, if any, changes may have on our current consolidation policies for SPEs. In October, 2003 the FASB announced that it was deferring implementation of FIN 46 for all variable interest entities that were created before February 1, 2003 until the quarter ended

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

December 31, 2003. The requirements of Interpretation of FIN 46 apply immediately to variable interest entities created after January 31, 2003.

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

Restricted Cash Balances

The Company held restricted cash balances of $9.4 million and $11.0 million related to borrower escrow accounts at September 30, 2003 and June 30, 2003, respectively, and $0.2 million and $6.0 million related to deposits for future settlement of interest rate swap contracts at September 30, 2003 and June 30, 2003, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


2.  Loan and Lease Receivables

Loan and lease receivables - available for sale were comprised of the following (in thousands):

                                                                       September 30,             June 30,
                                                                           2003                    2003
                                                                        -----------             ----------
   Real estate secured loans (a)                                        $   164,772             $  270,096
   Leases, net of unearned income of $550 and $668 (b)                        3,386                  4,154
                                                                        -----------             ----------
                                                                            168,158                274,250
   Less: allowance for credit losses on loan and lease
           receivables available for sale                                     5,470                  2,848
                                                                        -----------             ----------
                                                                        $   162,688             $  271,402
                                                                        ===========             ==========

(a) Includes deferred direct loan origination costs of $2.6 million and $6.8 million at September 30, 2003 and June 30, 2003, respectively.

(b) Includes deferred direct lease origination costs of $14 thousand and $28 thousand at September 30, 2003 and June 30, 2003, respectively.

Real estate secured loans have contractual maturities of up to 30 years.

At September 30, 2003 and June 30, 2003, the accrual of interest income was suspended on real estate secured loans of $11.9 million and $5.4 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans in the amount of $3.7 million and $1.4 million at September 30, 2003 and June 30, 2003, respectively.

Average balances of non-accrual loans were $9.1 million for the three months ended September 30, 2003 and $8.6 million for the 2003 fiscal year, respectively.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

Loan and lease receivables - Interest and fees are comprised mainly of accrued interest and fees on loans and leases that are less than 90 days delinquent. Fee receivables include, among other types of fees, forbearance and deferment advances. Under deferment and forbearance arrangements, the Company makes advances to a securitization trust on behalf of a borrower in amounts equal to the delinquent principal and interest and may pay fees, including taxes, insurance and other fees on behalf of the borrower. As a result of these arrangements the Company resets the contractual status of a loan in its managed portfolio from delinquent to current based upon the borrower's resumption of making their loan payments. These amounts are carried at their estimated net recoverable value.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


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

3. Interest-Only Strips

The activity for interest-only strip receivables for the three months ended September 30, 2003 and 2002 were as follows (in thousands):

                                                            September 30,
                                                         2003         2002
                                                      -----------------------

Balance at beginning of period                        $ 598,278    $  512,611
Initial recognition of interest-only strips                 950        44,126
Cash flow from interest-only strips                     (56,222)      (33,464)
Required purchases of additional overcollateralization    7,660        17,128
Interest accretion                                       10,828        10,747
Net temporary adjustments to fair value (a)              (5,960)        4,792
Other than temporary fair value adjustment (a)           (9,951)      (12,078)
                                                      -----------------------
Balance at end of period                              $ 545,583    $  543,862
                                                      =======================

(a) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

3. Interest-Only Strips (continued)

Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At September 30, 2003 and 2002, the fair value of overcollateralization related cash flows were $263.5 million and $251.0 million, respectively.

Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, the Company increased the prepayment rate assumptions used to value its securitization assets, thereby decreasing the fair value of these assets. However, because the Company's prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuous declines in interest rates during this period to 40-year lows, the Company's prepayment experience exceeded even the revised assumptions. As a result, over the last eight quarters the Company has recorded cumulative pre-tax write downs to its interest-only strips in the aggregate amount of $138.8 million and pre-tax adjustments to the value of servicing rights of $13.2 million, for total adjustments of $152.0 million, mainly due to the higher than expected prepayment experience. Of this amount, $95.9 million was expensed through the income statement and $56.1 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

During the three months ended September 30, 2003, the Company recorded total pre-tax valuation adjustments on its securitization assets of $16.7 million, of which $10.8 million was charged to the income statement and $5.9 million was charged to other comprehensive income. The breakout of the total adjustments in the first three months of fiscal 2004 between interest-only strips and servicing rights was as follows:

         o The Company recorded total pre-tax valuation adjustments on its interest only-strips of $15.8 million, of which, in accordance with EITF 99-20, $9.9 million was charged to the income statement and $5.9 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first quarter of fiscal 2004 due to the continuing low interest rate environment.
         o The Company recorded total pre-tax valuation adjustments on its servicing rights of $0.8 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first quarter of fiscal 2004 due to the continuing low interest rate environment.

The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003


3. Interest-Only Strips (continued)

prepayment levels in future fiscal periods difficult. The Company had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, the Company had utilized derivative financial instruments to manage interest rate risk exposure on its loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of the Company's quarterly revaluation of its interest-only strips and servicing rights, and its own prepayment experience, the Company believes prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of September 15, 2003 that mortgage refinancings as a percentage share of total mortgage originations will decline from 71% in the first quarter of calendar 2003 to 39% in the first quarter of calendar 2004 and to 25% in the second quarter of calendar 2004. The Mortgage Bankers Association of America has also projected in its September 2003 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase over the next three quarters. As a result of the Company's analysis of these factors, it has increased its prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to its historical levels. However, the Company cannot predict with certainty what its prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value its actual experience may have a significant adverse impact on the value of these assets.

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

         Fiscal Year 2004:
         -----------------
                                                   Income            Other
                                Total            Statement        Comprehensive
         Quarter Ended        Write down           Impact         Income Impact
---------------------------   ----------         ---------        -------------
September 30, 2003             $  16,658         $ 10,795           $  5,863

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

3. Interest-Only Strips (continued)

         Fiscal Year 2003:
         -----------------
                                                  Income             Other
                                Total            Statement        Comprehensive
         Quarter Ended        Write down          Impact          Income Impact
---------------------------   ----------         ---------        -------------
September 30, 2002             $  16,739         $ 12,078           $  4,661
December 31, 2002                 16,346           10,568              5,778
March 31, 2003                    16,877           10,657              6,220
June 30, 2003                     13,293           11,879              1,414
                               ---------         --------           --------
Total Fiscal 2003              $  63,255         $ 45,182           $ 18,073
                               =========         ========           ========

         Fiscal Year 2002:
         -----------------
                                                  Income             Other
                                Total            Statement        Comprehensive
         Quarter Ended        Write down          Impact          Income Impact
---------------------------   ----------         ---------        -------------
December 31, 2001              $  11,322         $  4,462           $  6,860
March 31, 2002                    15,513            8,691              6,822
June 30, 2002                     17,244            8,900              8,344
                               ---------         --------           --------
Total Fiscal 2002              $  44,079         $ 22,053           $ 22,026
                               =========         ========           ========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

4. Servicing Rights

Activity for the loan and lease servicing rights asset for the three months ended September 30, 2003 and 2002 were as follows (in thousands):

                                                       September 30,
                                                    2003          2002
                                                 ------------------------

Balance at beginning of year                     $ 119,291     $  125,288
Initial recognition of servicing rights                  -         12,193
Amortization                                       (12,375)        (8,625)
Write down                                            (844)             -
                                                -------------------------
Balance at end of year                           $ 106,072     $  128,856
                                                =========================

Servicing rights are valued quarterly by the Company based on the current estimated fair value of the servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. During the first quarter of fiscal 2004, we recorded total pre-tax valuation adjustments on our servicing rights of $0.8 million, which was charged to the income statement.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

5. Other Assets and Other Liabilities

Other assets were comprised of the following (in thousands):

                                                     September 30,     June 30,
                                                         2003           2003
                                                      ----------      ---------
   Goodwill                                           $   15,121      $  15,121
   Real estate owned                                       4,566          4,776
   Financing costs, debt offerings                         3,803          3,984
   Due from securitization trusts for
      servicing related activities                         1,202          1,344
   Investments held to maturity                              870            881
   Other                                                   2,890          4,346
                                                      ----------      ---------
                                                      $   28,452      $  30,452
                                                      ==========      =========

Other liabilities were comprised of the following (in thousands):

                                                     September 30,     June 30,
                                                         2003           2003
                                                      ----------      ---------
   Obligation for repurchase of securitized loans     $   29,036      $  27,954
   Unearned lease incentives                              13,027          9,465
   Commitments to fund closed loans                       11,039         35,187
   Escrow deposits held                                    9,386         10,988
   Deferred rent incentive                                 1,314              -
   Hedging liabilities, at fair value                          -          6,335
   Periodic advance guarantee                                450            650
   Trading liabilities, at fair value                        157            334
   Other                                                     804          1,077
                                                      ----------      ---------
                                                      $   65,213      $  91,990
                                                      ==========      =========

See Note 2 for an explanation of the obligation for the repurchase of securitized loans.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

6. Subordinated Debt and Warehouse Lines and Other Notes Payable

Subordinated debt was comprised of the following (in thousands):

                                                     September 30,     June 30,
                                                         2003           2003
                                                      ----------      ---------
Subordinated debt (a)                                 $  672,252      $ 702,423
Subordinated debt - money market notes (b)                15,333         17,117
                                                      ----------      ---------
Total subordinated debt                               $  687,585      $ 719,540
                                                      ==========      =========

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                     September 30,     June 30,
                                                         2003           2003
                                                      ----------      ---------
Warehouse and operating revolving line of credit (c)  $   46,626      $      --
Warehouse and operating revolving line of credit (d)          --         30,182
Warehouse revolving line of credit (e)                    38,248        136,098
Warehouse revolving line of credit (f)                    23,806         19,671
Capitalized leases (g)                                       730            807
Bank overdraft (h)                                            --         26,158
                                                      ----------      ---------
Total warehouse lines and other notes payable         $  109,410      $ 212,916
                                                      ==========      =========

(a) Subordinated debt due October 2003 through October 2013, interest rates ranging from 3.50% to 13.00%; average rate at September 30, 2003 was 8.89%, average remaining maturity was 19.9 months, subordinated to all of the Company's senior indebtedness. The average rate on subordinated debt including money market notes was 8.78% at September 30, 2003.

(b) Subordinated debt - money market notes due upon demand, interest rate at 4.0%; subordinated to all of the Company's senior indebtedness.

(c) $200.0 million warehouse and operating revolving line of credit with JPMorgan Chase Bank entered into on September 22, 2003, but limited to $80.0 million borrowing capacity at September 30, 2003 and contingent upon the closing of an additional credit facility. Once the additional credit facility was closed on October 14, 2003, the full $200.0 million became available. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans.

(d) $50.0 million warehouse and operating revolving line of credit with JPMorgan Chase Bank, collateralized by certain pledged loans, advances to securitization trusts, real estate owned and certain interest-only strips which was replaced, for warehouse lending purposes, by the $200.0 million facility on September 22, 2003. Pursuant to an amendment, this facility remained in place as an $8.0 million letter of credit facility to secure lease obligations for corporate office space. The amount of the letter of credit was $8.0 million at September 30, 2003 and will decrease over the term of the lease.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

6.   Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

(e) Originally a $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of this facility was continuously committed for the term of the facility while the remaining $100.0 million of the facility was available at Credit Suisse's discretion. Subsequent to June 30, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to September 30, 2003. The expiration date was subsequently extended to October 17, 2003, but no new advances were permitted under this facility subsequent to September 30, 2003. This facility was paid down in full on October 16, 2003. The interest rate on the facility was based on one-month LIBOR plus a margin. Advances under this facility were collateralized by pledged loans.

(f) $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. However, we were not in compliance with the financial covenants in this facility at September 30, 2003 and as a condition of obtaining a waiver for non-compliance, the Company was not permitted further advances under this line. Interest rates on the advances were based on one-month LIBOR plus a margin. The obligations under this agreement were collateralized by pledged loans. This facility was paid down in full on October 16, 2003 and it expired pursuant to its terms on October 31, 2003.

(g) Capitalized leases, maturing through January 2006, imputed interest rate of 8.0%, collateralized by computer equipment.

(h)  Overdraft amount on bank accounts paid on the following business day.

Principal payments on subordinated debt, warehouse lines and other notes payable for the next five years are as follows (in thousands): period ending September 30, 2004 - $397,390; 2005 - $167,464; 2006 - $163,379; 2007 - $27,616; and, 2008
- $14,043.

At September 30, 2003, warehouse lines and other notes payable were collateralized by $123.2 million of loan and lease receivables and $1.0 million of computer equipment.

In addition to the above, the Company had available a $5.0 million operating line of credit expiring January 2004, fundings to be collateralized by investments in the 99-A lease securitization trust and Class R and X certificates of Mortgage Loan Trust 2001-2. This line was unused at September 30, 2003. Until its expiration, the Company also had available a $300.0 million mortgage conduit facility. This facility expired pursuant to its terms on July 5, 2003. At September 30, 2003, $36.0 million was outstanding under this facility. The facility provided for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. This facility was paid down in full on October 16, 2003.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

Interest rates paid on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 0.95% to LIBOR plus 1.75%. The weighted-average interest rate paid on the revolving credit facilities was 2.80% and 2.24% at September 30, 2003 and June 30, 2003, respectively.

The warehouse credit agreements require that the Company maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio of limits that the Company must meet as a condition to drawing on a particular line of credit. Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the lender, entitles the lender to, among other things, terminate commitments to make future advances to the Company, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities would result in defaults pursuant to cross-default provisions of our other agreements, including but not limited to, other loan agreements, lease agreements and other agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers would have a material adverse effect on the Company's liquidity and capital resources.

As a result of the loss experienced during fiscal 2003, the Company was not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of its principal credit facilities at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million). The Company has requested and obtained waivers from these covenant provisions from both lenders. The lender under the $50.0 million warehouse credit facility has granted the Company a waiver for its non-compliance with a financial covenant in that credit facility through September 30, 2003. The Company also entered into an amendment to the $200.0 million credit facility which provides for the waiver of its non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. The Company entered into subsequent amendments to this credit facility which extended the expiration date until October 17, 2003. This facility was paid down in full on October 16, 2003 and expired on October 17, 2003.

In addition, in light of the loss for the first quarter of fiscal 2004, the Company requested and obtained waivers or amendments to several credit facilities to address its non-compliance with certain financial covenants as of September 30, 2003.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

The lender under the $25.0 million credit facility agreed to amend such facility in light of the Company's non-compliance at September 30, 2003 with the requirement that its net income not be less than zero for two consecutive quarters. Pursuant to the revised terms of the Company's agreement with this lender, no additional advances may be made under this facility after September 30, 2003. This facility was paid down in full on October 16, 2003 and expired pursuant to its terms on October 31, 2003.

The lender on the new $200.0 million credit facility granted the Company a waiver of its non-compliance at September 30, 2003 with the minimum net worth covenant contained in this credit facility. The terms of the new $200.0 million credit facility, as amended, require, among other things, that the registration statement registering $295.0 million of subordianted debt be declared effective by the SEC no later than October 31, 2003 and that the Company have a minimum net worth of $25.0 million at October 31, 2003 and November 30, 2003. An identical minimum net worth requirement applies to an $8.0 million letter of credit facility with the same lender. The lender under the $200.0 million facility agreed to extend the deadline for the Company's registration statement to be declared effective by the SEC to November 10, 2003. This lender also verbally agreed (with written documentation pending) to waive the minimum net worth requirement at October 31, 2003 under the $200.0 million credit facility and the $8.0 million letter of credit facility. There can be no assurances that the Company will be able to obtain this waiver in writing or whether the terms of the written waiver will impose any conditions on the Company.

Some of the Company's financial covenants in other credit facilities have minimal flexibility and it cannot say with certainty that it will continue to comply with the terms of all debt covenants. There can be no assurance as to whether or in what form a waiver or modification of terms of these agreements would be granted the Company.

On September 22, 2003, the Company entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding its loan originations. Pursuant to the terms of this facility, the Company is required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (this condition is satisfied by the closing of the $250.0 million facility described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of its net cash flow from operations each quarter to reduce the outstanding amount of subordinated debt commencing with the quarter ending March 31, 2004; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to the Company's financial condition. These provisions require, among other things, the Company's maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans and leases we service for others) at the end of each fiscal quarter of less than 12.0%, its subordinated debt not to exceed $705.0 million at any time, its ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and its registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

On October 3, 2003, the lender on the new $200.0 million credit facility agreed to extend the date by which the Company must close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. The Company subsequently obtained a waiver from this lender which further extended the required closing date for this additional credit facility to October 14, 2003.

On October 14, 2003, the Company entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. The $250.0 million facility has a term of three years with an interest rate on amounts outstanding equal to the one-month LIBOR plus a margin and the yield maintenance fees (as defined in the agreements). The Company also agreed to pay fees of $8.9 million upon closing and approximately $10.3 million annually plus a nonusage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. Advances under this facility are collateralized by specified pledged loans and additional credit support was created by granting a security interest in substantially all of the Company's interest-only strips and residual interests which the Company contributed to a special purpose entity organized by it to facilitate this transaction.

This $250.0 million facility contains representations and warranties, events of default and covenants which are customary for facilities of this type, as well as our agreement to: (i) restrict the total amount of indebtedness outstanding under the indenture related to the Company's subordinated debt to $750.0 million or less; (ii) make quarterly reductions commencing in April 2004 of an amount of subordinated debt pursuant to the formulas set forth in the loan agreement; (iii) maintain maximum interest rates offered on subordinated debt securities not to exceed 10 percentage points above comparable rates for FDIC insured products; and (iv) maintain minimum cash and cash equivalents of not less than $10.0 million. In addition to events of default which are typical for this type of facility, an event of default would occur if: (1) the Company is unable to sell subordinated debt for more than three consecutive weeks or on more than two occasions in a 12 month period; and (2) certain members of management are not executive officers and a satisfactory replacement is not found within 60 days. The definitive agreements grant the lender an option for a period of 90 days commencing on the first anniversary of entering into the definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees and interest payable by the Company.

On October 16, 2003, the Company refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility which expired pursuant to its terms in July 2003. The Company also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

6. Subordinated Debt and Warehouse Lines and Other Notes Payable (continued)

facilities which previously held these loans resulted in the Company's receipt of $17.0 million in cash. On October 31, 2003, the Company completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of loans held by it.

Under a registration statement declared effective by the SEC on October 3, 2002, the Company registered $315.0 million of subordinated debt. This registration statement expired on October 31, 2003. In June 2003, the Company filed a new registration statement with the SEC to register an additional $295.0 million of subordinated debt which had not been declared effective by the SEC as of October 31, 2003.

In the event the Company is unable to offer additional subordinated debentures for any reason, the Company has developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on the Company's current cash flow projections, the Company anticipates being able to make all scheduled subordinated debenture maturities and vendor payments.

The contingent financial restructuring plan is based on actions that the Company would take, in addition to those indicated in its adjusted business strategy, to reduce its operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and scaling back less profitable businesses. No assurance can be given that the Company will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay the subordinated debentures when due.

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

In September 2002, the Company entered into a series of leases for computer equipment, which qualify as capital leases. The total principal amount of debt to be recorded under these leases is $1.0 million. The leases have an imputed interest rate of 8.0% and mature through January 2006.

The Company paid commitment fees and non-usage fees on warehouse lines and operating lines of credit of $7.6 million in the three months ended September 30, 2003 and $0.4 million during the fiscal year ended June 30, 2003.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

7. Legal Proceedings

On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The case consisted of three purported class action counts and two individual counts. The plaintiff alleged that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. In November 2002 the Illinois Federal District Court dismissed the three class action counts and an agreement in principle was reached in August 2003 to settle the matter. The terms of the settlement have been finalized and the action was dismissed on September 23, 2003. The matter did not have a material effect on our consolidated financial position or results of operations. Our lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities, in addition to the Calvin Hale action described above. Due to our current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on its consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and because the ultimate resolution of these proceedings are influenced by factors outside of our control, our estimated liability under these proceedings may change or actual results may differ from its estimates.

Additionally, court decisions in litigation to which we are not a party may also affect our lending activities and could subject us to litigation in the future. For example, in Glukowsky v. Equity One, Inc., (Docket No. A-3202 - 01T3), dated April 24, 2003, to which we are not a party, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey. This case has been appealed to the New Jersey Supreme Court which has agreed to hear this case. We expect that, as a result of the publicity surrounding predatory lending practices and this recent New Jersey court decision regarding the Parity Act, we may be subject to other class action suits in the future.

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

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

8. Commitments

Lease Agreements

The Company moved its corporate headquarters from Bala Cynwyd, Pennsylvania to Philadelphia, Pennsylvania on July 7, 2003. The Company leases office space for its corporate headquarters in Philadelphia, Pennsylvania. The current lease term expires in June 2014. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $4.2 million. The Company has entered into contracts, or may engage parties in the future, related to the relocation of its corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. The provisions of the lease and local and state grants provided the Company with reimbursement of a substantial amount of its costs related to the relocation, subject to certain conditions and limitations. The Company does not believe its unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to its operations.

The lease requires the Company to maintain a letter of credit in favor of the landlord to secure the Company's obligations to the landlord throughout the term of the lease. The amount of the letter of credit is currently $8.0 million and will decline over time to $4.0 million. The letter of credit is currently issued by JPMorgan Chase.

The Company continues to lease some office space in Bala Cynwyd under a five-year lease expiring in November 2004 at an annual rental of approximately $0.7 million. The Company performs its loan servicing and collection activities at this office, but expects to relocate these activities to its Philadelphia office.

In May 2003, the Company moved its regional processing center to a different location in Roseland, New Jersey. The Company leases the office space in Roseland, New Jersey and the nine-year lease expires in January 2012. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million. The expenses and cash outlay related to the relocation were not material to the Company's operations.

Periodic Advance Guarantees

As the servicer of securitized loans, the Company is obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in a trust's collection account. If the funds available from the trust's collection account are insufficient to make the required interest advances, then the Company is required to make the advance from its operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

8. Commitments

Periodic Advance Guarantees

of the loan, require reimbursement from the Company. However, the Company can recover any advances the Company makes from its operating cash from the subsequent month's mortgage loan payments to the applicable trust prior to any distributions to the certificate holders.

The Company adopted Financial Interpretation No. ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" on a prospective basis for guarantees that are issued or modified after December 31, 2002. Based on the requirements of this guidance, the Company has recorded a $0.4 million liability in conjunction with the sale of mortgage loans to the ABFS 2003-1 securitization trust which occurred in March 2003. This liability represents its estimate of the fair value of periodic interest advances that the Company as servicer of the securitized loans, is obligated to pay to the trust on behalf of delinquent loans. The fair value of the liability was estimated based on an analysis of historical periodic interest advances and recoveries from securitization trusts.

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

No derivative financial instruments were utilized for hedging activities during the three months ended September 30, 2003. The Company recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three-month periods ended September 30, 2003 and 2002. Any ineffectiveness related to hedging transactions during the period was immaterial.

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

9. Derivative Financial Instruments (continued)

Hedging Activity (continued)

Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                     Three Months Ended
                                                        September  30,
                                                            2002
                                                           ------
    Offset by gains and losses recorded on
        securitizations:
    Losses on derivative financial instruments          $  (2,839)

    Offset by gains and losses recorded on the
        fair value of hedged items:
    Losses on derivative financial instruments          $    (967)

    Amount settled in cash - paid                              --

There were no outstanding derivatives contracts accounted for as hedges on September 30, 2003. At September 30, 2002, the outstanding forward starting interest rate swap contracts accounted for as hedges and unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                                             Three Months Ended
                                                               September 30,
                                                                   2002
                                                          ----------------------
                                                           Notional  Unrealized
                                                            Amount     Loss
                                                           --------  ----------
Forward starting interest rate
  swaps                                                      $80,000     $ 967

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

9. Derivative Financial Instruments (continued)

Trading Activity

The Company recorded the following gains and losses on forward starting interest rate swap contracts, which were used to manage interest rate risk on loans in the Company's pipeline and were therefore classified as trading for the three month periods ended September 30, 2003 and 2002 (in thousands):

                                                      Three Months Ended
                                                         September 30,
                                                      2003             2002
                                                     ------           ------
Trading Gains/(Losses) on forward starting
  interest rate swaps:
Related to loan pipeline                          $     --           $ (2,517)
Related to whole loan sales                       $  5,097           $     --
Amount settled in cash - (paid)                   $ (1,212)          $     --

At September 30, 2003, there were no outstanding derivative financial instruments utilized to manage interest rate risk on loans in our pipeline or expected to be sold in whole loan sale transactions. At September 30, 2002, outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans in the Company's pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                                           Three Months Ended
                                                              September 30,
                                                                  2002
                                                           ---------------------
                                                            Notional  Unrealized
                                                             Amount     Loss
                                                           --------  ----------

Forward starting interest rate
  swaps                                                    $ 220,000   $  2,517

In addition, for the quarter ended September 30, 2003, the Company recorded a net gain of $11 thousand compared to a net loss of $0.7 million for the quarter ended September 30, 2002 on an interest rate swap contract which is not designated as an accounting hedge. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. The loss on the swap contract for the three months ended September 30, 2002 was due to decreases in the interest rate swap yield curve during the periods the contract was in place. Included in the $11 thousand net gain recorded for the three months ended September 30, 2003 were unrealized gains of $177 thousand representing the net change in the fair value of the contract during the period and $166 thousand of cash losses paid during the period. Included in the $0.7 million net loss recorded for the three months ended September 30, 2002 were unrealized losses of $0.4 million representing the net change in the fair value of the contract during the prior year period and $0.3 million of cash losses paid during the prior year period. The cumulative net unrealized loss of $157 thousand is included as a trading liability in Other liabilities. Terms of the interest rate swap contract at September 30, 2003 were as follows (dollars in thousands):

Notional amount                                                        $ 29,257
Rate received - Floating (a)                                              1.20%
Rate paid - Fixed                                                         2.89%
Maturity date                                                         April 2004
Unrealized loss                                                        $    157
Sensitivity to 0.1% change in interest rates                           $      9

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

10. Reconciliation of Basic and Diluted Earnings Per Common Share

Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands, except per share data):

                                                                       Three Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                   2003                 2002
                                                                  ------               ------
Earnings
(a) Net Income (Loss)                                           $  (26,268)          $    1,821
                                                                ==========           ==========
Average Common Shares
(b) Average common shares outstanding                                2,947                2,856
    Average potentially dilutive shares                                 (i)                 129
                                                                ----------           ----------
(c) Average common and potentially dilutive shares                   2,947                2,985
                                                                ==========           ==========
Earnings (Loss) Per Common Share
Basic (a/b)                                                     $    (8.91)          $     0.64
Diluted (a/c)                                                   $    (8.91)          $     0.61

(i) Anti-dilutive

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

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

                                          Three Months Ended
                                             September 30,
                                   --------------------------------
                                       2003                  2002
                                   --------------------------------
Net income
    As reported                     $ (26,268)             $  1,821
Stock based compensation costs,
    net of tax effects, determined
    under fair value method for all
    awards                               (182)                  (59)
                                     ---------              --------
    Pro forma                       $ (26,450)             $  1,762
                                     =========              ========
Earnings per share - basic
    As reported                     $   (8.91)             $   0.64
    Pro forma                       $   (8.94)             $   0.62
Earnings per share - diluted
    As reported                     $   (8.91)             $   0.61
    Pro forma                       $   (8.94)             $   0.59

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

12. Segment Information

The Company has three operating segments: Loan Origination, Servicing and Treasury and Funding.

The Loan Origination segment originates business purpose loans secured by real estate and other business assets, home equity loans typically to credit-impaired borrowers and loans secured by one-to-four family residential real estate.

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

           American Business Financial Services, Inc. and Subsidiaries

                               September 30, 2003

12. Segment Information (continued)

                                                    Treasury
Three months ended                       Loan         and                                      Reconciling
September 30, 2003:                   Origination   Funding       Servicing        All Other      Items        Consolidated
                                      -----------   --------      ---------        ---------   -----------     ------------
External revenues:
   Gain on sale of loans
     Securitizations                   $    799     $      -      $      -         $      -     $       -        $     799
     Whole loan sales                     2,921            -             -                -             -            2,921
   Interest income                        3,771            7           136           11,109             -           15,023
   Non-interest income                      605            -        13,219                -       (12,366)           1,458
Inter-segment revenues                        -       18,078             -            4,609       (22,687)               -
Operating expenses:
   Interest expense                       6,723       16,106          (272)          12,339       (18,078)          16,818
   Non-interest expense                  18,127        1,515        11,296            2,256             -           33,194
   Depreciation and amortization            594           16            29            1,123             -            1,762
   Securitization assets valuation
     adjustments                              -            -             -           10,795             -           10,795
   Inter-segment expense                 16,975            -             -                -       (16,975)               -
Income tax expense (benefit)            (13,043)         170           875           (4,102)            -          (16,100)
                                       --------     --------      --------         --------     ---------        ---------
Net income (loss)                      $(21,280)    $    278      $  1,427         $ (6,693)    $       -        $ (26,268)
                                       ========     ========      ========         ========     =========        =========
Segment assets                         $216,765     $222,497      $ 96,277         $533,203     $(118,236)       $ 950,506
                                       ========     ========      ========         ========     =========        =========


                                                    Treasury
Three months ended                       Loan         and                                      Reconciling
September 30, 2002:                   Origination   Funding       Servicing        All Other      Items        Consolidated
                                      -----------   --------      ---------        ---------   -----------     ------------
External revenues:
   Gain on sale of loans
    Securitizations                    $ 58,011     $      -      $      -         $      -     $       -        $  58,011
    Whole loan sales                         35            -             -                -             -               35
   Interest income                        1,459          169           217           10,747             -           12,592
   Non-interest income                    2,143            1        10,277                -        (8,592)           3,829
Inter-segment revenues                        -       18,314             -           18,192       (36,506)               -
Operating expenses:
   Interest expense                       5,721       16,819           (36)          12,893       (18,314)          17,083
   Non-interest expense                  12,289        2,836         9,809           15,521             -           40,455
   Depreciation and amortization            848           31           307              525             -            1,711
   Securitization assets valuation
     adjustments                              -            -             -           12,078             -           12,078
   Inter-segment expense                 26,784            -             -                -       (26,784)               -
Income tax expense (benefit)              6,723         (505)          174           (5,073)            -            1,319
                                       --------     --------      --------         --------     ---------        ---------
Net income (loss)                      $  9,283     $   (697)     $    240         $ (7,005)    $       -        $   1,821
                                       ========     ========      ========         ========     =========        =========
Segment assets                         $100,400     $204,732      $126,823         $577,653     $ (90,898)       $ 918,710
                                       ========     ========      ========         ========     =========        =========

           American Business Financial Services, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

General

         We are a diversified financial services organization operating predominantly in the eastern and central portions of the United States. Through our principal direct and indirect subsidiaries, we originate, sell and service home equity, subject to market conditions in the secondary loan market, and business purpose loans. We also process and purchase home equity loans through our Bank Alliance Services program.

         Our loans primarily consist of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Philadelphia, Pennsylvania and a small processing center in Roseland, New Jersey. Our centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003 we also originated home equity loans through several retail branch offices. Effective June 30, 2003, we no longer originate loans through retail branch offices. Our loan servicing and collection activities are performed at our Bala Cynwyd, Pennsylvania office, but we expect to relocate these activities to our Philadelphia office. In addition, we offer subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations (including repurchases of delinquent assets from securitization trusts), investments in systems and technology and for general corporate purposes, including funding our operating cash requirements and loan overcollaterization requirements under our credit facilities.

Overview

         Current Financial Position and Future Liquidity Issues. On October 24, 2003, we had cash of approximately $32.4 million and up to $437.3 million available under our new credit facilities described below. We can only use advances under these new credit facilities to fund loan originations and not for any other purposes. The combination of our current cash position and expected sources of operating cash over the second and third quarters of fiscal 2004 may not be sufficient to cover our operating cash requirements.

         For the next three to six months, we intend to augment our sources of operating cash with proceeds from the issuance of subordinated debt. In addition to repaying maturing subordinated notes, proceeds from the issuance of subordinated debt will be used to fund overcollateralization requirements in connection with our loan originations and fund our operating losses. Under the terms of our credit facilities, our credit facilities will advance us 75% to 97% of the value of loans we originate. As a result of this limitation, we must fund the difference between the loan value and the advances, which we refer to as the overcollateralization requirement, from our operating cash.

         Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our continuing operations. Several recent events negatively impacted our short-term liquidity and contributed to our losses for fiscal 2003 and the first quarter of fiscal 2004 including our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003. In addition, our temporary discontinuation of sales of new subordinated debt for approximately a six week period during the first quarter of fiscal 2004 further impaired our liquidity.

         We incurred operating losses of $29.9 million and $26.3 million for the year ended June 30, 2003 and the quarter ended September 30, 2003, respectively. In addition, we anticipate incurring operating losses through at least the third quarter of fiscal 2004.

         As a result of these liquidity issues, since June 30, 2003, we substantially reduced our loan origination volume. From July 1, 2003 through September 30, 2003, we originated $124.1 million of loans which represents a significant reduction as compared to originations of $370.7 million of loans for the same period in fiscal 2003. As a result of our inability to originate loans at previous levels, the relationships our subsidiaries have or were developing with their brokers were adversely impacted and we lost a significant number of our loan origination employees. We anticipate that we will need to increase our loan originations to approximately $700.0 million to $800.0 million per quarter to return to profitable operations. Our short-term plan to achieve these levels of loan originations includes replacing the loan origination employees we recently lost and creating an expanded broker initiative described under "Business -- Business Strategy." Beyond the short-term, we expect to increase originations through the application of the business strategy adjustments discussed below. Our ability to achieve those levels of loan originations could be hampered by our failure to implement our short-term plans and funding limitations expected during the start up of our new credit facilities. For a detailed discussion of our losses, capital resources and commitments, see "-- Liquidity and Capital Resources."

         Remedial Steps Taken to Address Liquidity Issues. We undertook specific remedial actions to address short-term liquidity concerns, including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through September 30, 2003, we sold approximately $493.3 million (which includes $222.3 million of loans sold by the expired mortgage conduit facility) of loans through whole loan sales. We are continuing the process of selling our loans. We also suspended paying quarterly cash dividends on our common stock.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. On October 14, 2003, we entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. See "-- Liquidity and Capital Resources -- Credit Facilities" for information regarding the terms of these facilities and "Risk Factors -- If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due."

         Although we obtained two new credit facilities totaling $450.0 million, we may only use the proceeds of these credit facilities to fund loan originations and not for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debt.

         On October 16, 2003, we refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in the off-balance sheet mortgage conduit facility which expired pursuant to its terms in July 2003. We also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the $200.0 million warehouse facility (which had been reduced to $50.0 million) which expired on October 17, 2003 and our $25.0 million warehouse facility, which expired on October 31, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities which previously held these loans, along with loans fully funded with our cash, resulted in our receipt of $17.0 million in cash. On October 31, 2003, we completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of the loans in it. See "-- Liquidity and Capital Resources" for additional information regarding this conduit facility.

         To the extent that we fail to maintain our credit facilities or obtain alternative financing on acceptable terms and increase our loan originations, we may have to sell loans earlier than intended and further restructure our operations. While we currently believe that we will be able to restructure our operations, if necessary, we cannot assure you that such restructuring will enable us to attain profitable operations or repay the subordinated debt when due. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising additional equity, seeking to convert a portion of our subordinated debt to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets. See "Risk Factors -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt" and "-- If we are unable to obtain additional financing, we may be not able to restructure our business to permit profitable operations or repay our subordinated debt when due."

         Business Strategy Adjustments. Our adjusted business strategy focuses on a shift from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. During the second and third quarters of fiscal 2004, we intend to replace the loan origination employees we recently lost and create an expanded broker initiative in order to increase loan originations. See "-- Liquidity and Capital Resources -- Business Strategy" for information regarding adjustments to our business strategy.

         If we fail to generate sufficient liquidity through the sales of our loans, the sale of our subordinated debt, the maintenance of new credit facilities or a combination of the foregoing, we will have to restrict loan originations and make additional changes to our business strategy, including restricting or restructuring our operations which could reduce our profitability or result in losses and impair our ability to repay the subordinated debt. In addition, we have historically experienced negative cash flow from operations. To the extent we fail to successfully implement our adjusted business strategy, which requires access to capital to originate loans and our ability to profitably sell these loans, we would continue to experience negative cash flows from operations which would impair our ability to repay our subordinated debt and may require us to restructure our operations. See "Risk Factors -- If we are unable to successfully implement our adjusted business strategy which focuses on whole loan sales, we may be unable to attain profitable operations which could impair our ability to repay our subordinated debt."

         Credit Facilities, Pooling and Servicing Agreements and Waivers Related to Financial Covenants. As a result of the loss experienced during fiscal 2003, we failed to comply with the terms of certain of the financial covenants under two of our principal credit facilities at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million) and we requested and obtained waivers of these requirements from our lenders. We subsequently paid off the $200.0 million credit facility (which had been reduced to $50.0 million) in the October 16, 2003 refinancing described under "-- Remedial Steps Taken to Address Liquidity Issues."

         We also requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants and other requirements as of September 30, 2003 in light of the loss for the first quarter of fiscal 2004 and our liquidity issues. See "-- Liquidity and Capital Resources -- Credit Facilities" for additional information regarding the waivers or amendments obtained.

         In addition, as a result of our non-compliance at September 30, 2003 with the net worth requirements contained in several of our Pooling and Servicing Agreements, we requested and obtained waivers of our non-compliance with these requirements. We received a written waiver from one bond insurer and a verbal waiver of our non-compliance with a financial covenant (with written documentation pending) from another bond insurer on several other Pooling and Servicing Agreements. We cannot assure you that we will be able to obtain this waiver in writing or whether the terms of the written waiver will impose any conditions on us. See "Risk Factors -- Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations, or fail to meet minimum net worth requirements or financial covenants which could hinder our ability to operate profitably and impair our ability to repay our subordinated debt."

         The terms of our new $200.0 million credit facility, as amended, require, among other things, that our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003 and that we have a minimum net worth of $25.0 million at October 31, 2003 and November 30, 2003. We obtained a waiver from the lender under this $200.0 million facility which extends the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. This lender also verbally agreed (with written documentation pending) to waive our required minimum net worth level at October 31, 2003. See "-- Liquidity and Capital Resources Credit -- Facilities."

         Because we anticipate incurring losses through at least the third quarter of fiscal 2004, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers as a result of our non-compliance with financial covenants. We cannot assure you as to whether or in what form we will obtain these waivers.

         Delinquencies; Forbearance and Deferment Arrangements. We experienced an increase in the total delinquencies in our total managed portfolio to $268.4 million at September 30, 2003 from $229.1 million at June 30, 2003 and $170.8 million at June 30, 2002. Total delinquencies (loans and leases, excluding real estate owned, with payments past due for more than 30 days) as a percentage of the total managed portfolio were 9.03% at September 30, 2003 compared to 6.27% at June 30, 2003 and 5.57% at June 30, 2002.

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

         Delinquencies in our total managed portfolio do not include $222.2 million of previously delinquent loans at September 30, 2003, which are subject to deferment and forbearance arrangements. Generally, a loan remains current after we enter into a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of the delinquent payments advanced or fees paid by us on borrower's behalf as part of the deferment or forbearance arrangement) and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, we will generally declare the account in default and resume collection actions.

         During the final six months of fiscal 2003, and the first quarter of fiscal 2004, we experienced a pronounced increase in the number of borrowers under deferment arrangements than in prior periods. There was approximately $197.7 million and $222.2 million of cumulative unpaid principal balances under deferment and forbearance arrangements at June 30, 2003 and September 30, 2003, respectively, as compared to approximately $138.7 million of cumulative unpaid principal balance at June 30, 2002. Total cumulative unpaid principal balances under deferment or forbearance arrangements as a percentage of the total managed portfolio were 5.41% at June 30, 2003 and 7.47% at September 30, 2003, compared to 4.52% at June 30, 2002. Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At September 30, 2003 there was $39.4 million of cumulative unpaid principal balance under deferment arrangements and $59.3 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more. See "-- Managed Portfolio Quality -- Deferment and Forbearance Arrangements."

         Civil Subpoena from the U.S. Attorney's Office. We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. The subpoena requests that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003: (i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and (iii) agreements to sell or otherwise transfer mortgage loans (including, but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which we sold or transferred mortgage loans any instance in which we did not service or act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans. We have directed our attorneys to cooperate fully with this inquiry. To date, we have provided the U.S. Attorney's Office with an initial set of documents within the scope of the subpoena. Currently, this inquiry appears to focus on our practices relating to obtaining forbearance agreements from delinquent borrowers who would otherwise be subject to foreclosure. Because the inquiry is at a preliminary stage, we cannot reach any conclusions about the ultimate scope of the inquiry or the potential liability or financial consequences to us at this time.

         To the extent management fails to resolve this matter, the ongoing review by the U.S. Attorney's Office could limit our ability to engage in publicly underwritten securitization transactions or otherwise sell or service our loans. In addition, the U.S. Attorney's inquiry could reduce sales of subordinated debt upon which we rely to fund our operations and limit our ability to obtain additional credit facilities, which we need for the implementation of our business strategy. Furthermore, the U.S. Attorney could impose sanctions or otherwise restrict our ability to restructure loans, which could negatively impact our profitability and our ability to repay the subordinated debt. See "Business -- Regulation."

Business Strategy

         Our adjusted business strategy focuses on a shift from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. In addition, over the next three to six months, we intend to replace the loan origination employees we recently lost and create an expanded broker initiative in order to increase loan originations. Our broker initiative involves significantly increasing the use of loan brokers to increase loan volume and retaining additional resources in the form of executive employees to manage the broker program. Our business strategy includes the following:

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

         Reducing origination of the types of loans that are not well received in the whole loan sale and securitization markets. We intend to reduce the level of business purpose loans that we will originate, but we will continue to originate business purpose loans to meet demand in the whole loan sale and securitization markets. During the first quarter of fiscal 2004, we did not originate any business purpose loans.

         Reducing the cost of loan originations. We have implemented plans to:

              o   eliminate our high cost origination branches;

              o reduce the cost to originate in Upland Mortgage by: a) broadening the product line and offering competitive interest rates in order to increase origination volume, b) reducing marketing costs, and c) developing broker relationships;

              o reduce the cost to originate in American Business Mortgage Services, Inc. by increasing volume through a broadening of the mortgage loan product line and consolidating some of its operating functions to our centralized operating office in Philadelphia; and

              o reduce the cost to originate in the Bank Alliance Services program by broadening our product line and increasing the amount of fees we charge to participating financial institutions.

         Reducing the amount of outstanding subordinated debt. The increase in cash flow expected under our business strategy is expected to accelerate a reduction in our reliance on issuing subordinated debt to meet our liquidity needs and allow us to begin to pay down existing subordinated debt.

         Reducing operating costs. Since June 30, 2003, we reduced our workforce by approximately 225 employees. With our shift in focus to whole loan sales, with servicing released, and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. These workforce reductions represent more than a 20% decrease in staffing levels. In addition, we experienced the loss of approximately 168 additional employees, a 15% reduction, who have resigned since June 30, 2003.

         Our business strategy is expected to leverage our demonstrated strengths which include:

              o a strong credit culture which consistently originates quality performing loans;
              o long-term broker relationships at American Business Mortgage Services, Inc.;
              o   Upland Mortgage brand identity;
              o relationships with participating financial institutions in the Bank Alliance Services program; and
              o institutional investors' interest in the bonds issued in our securitizations.

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

         We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. See "-- Overview."

         Additionally, the United States Congress is currently considering a number of proposed bills or proposed amendments to existing laws, such as the "Ney - Lucas Responsible Lending Act of 2003" introduced on February 13, 2003 into the U.S. House of Representatives, which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are permitted to charge, including prepayment fees, restricting the terms we are permitted to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. While we cannot predict whether or in what form Congress may enact legislation, we are currently evaluating the potential impact of these legislative initiatives, if adopted, on our lending practices and results of operations.

         In addition to new regulatory initiatives with respect to so-called "predatory lending" practices, current laws or regulations in some states restrict our ability to charge prepayment penalties and late fees. We have used the Federal Alternative Mortgage Transactions Parity Act of 1982, which we refer to as the Parity Act, to preempt these state laws for loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we are required to modify or eliminate the practice of charging prepayment and other fees in some of the states where we originate loans. We are continuing to evaluate the impact of the adoption of the new rule by the Office of Thrift Supervision on our future lending activities and results of operations. We currently expect that the percentage of home equity loans containing prepayment fees that we will originate in the future will decrease to approximately 65% to 70%, from 80% to 85% prior to this rule becoming effective. Additionally, in a recent decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. Although this New Jersey decision is on appeal to the New Jersey Supreme Court which could overrule the decision, we are currently evaluating its impact on our future lending activities in the State of New Jersey and results of operations.

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

         Revenue Recognition. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," referred to as SFAS No. 140 in this document, and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the three months ended September 30, 2003 were minimal due to our inability to complete a securitization of our loans. However, gains on sales of loans through securitizations for the three months ended September 30, 2002 were 77.9% of total revenues. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we may retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we may retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 80% of the securitization gains in fiscal 2003 were based on estimates of the fair value of retained interests. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         Interest-Only Strips. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 57.4% of our total assets at September 30, 2003 and 51.6% of our total assets at June 30, 2003 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. We re-evaluate expected future cash flows from our interest-only strips on a quarterly basis. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment. In accordance with the provisions of Emerging Issues Task Force guidance on issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," referred to as EITF 99-20 in this document, and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," referred to as SFAS No. 115 in this document, changes in the fair value of interest-only strips that are deemed to be temporary changes are recorded through other comprehensive income, a component of stockholders' equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement, which would adversely affect our income in the period of adjustment.

         During the three months ended September 30, 2003, we recorded total pre-tax valuation adjustments on our interest only-strips of $15.8 million, of which, in accordance with EITF 99-20, $9.9 million was charged to the income statement and $5.9 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the quarter ended September 30, 2003 due to the continuing low interest rate environment. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

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

         Servicing Rights. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers, net of adequate compensation that would be required by a substitute servicer, represented 11.1% of our total assets at September 30, 2003 and 10.3% of our total assets at June 30, 2003 . Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment.

         During the three months ended September 30, 2003, we recorded total pre-tax valuation adjustments on our servicing rights of $0.8 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first quarter of fiscal 2004 due to the continuing low interest rate environment. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the estimated impact on our financial statements of changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of, estimated future servicing income on that particular pool of loans. A review for impairment is performed on a quarterly basis by stratifying the serviced loans by loan type, which is considered to be the predominant risk characteristic. If our analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be required. During the three months ended September 30, 2003, our valuation analysis indicated that valuation adjustments of $0.8 million were required for impairment of servicing rights due to higher than expected prepayment experience. The write down was recorded in the income statement. Impairment is measured as the excess of carrying value over fair value.

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

         Development of Critical Accounting Estimates. On a quarterly basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of September 30, 2003 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with the Audit Committee.

         Impact of Changes in Critical Accounting Estimates. For a description of the impact of changes in critical accounting estimates in the three months ended September 30, 2003, see "-- Securitizations."

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

         Impact of Changes in Critical Accounting Estimates in Prior Fiscal
Years.

         Discount rates. During fiscal 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $63.3 million, of which $45.2 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The breakout of the total adjustments in fiscal 2003 between interest-only strips and servicing rights and the amount of the adjustments related to changes in discount rates were as follows:

              o We recorded total pre-tax valuation adjustments on our interest only-strips of $58.0 million, of which $39.9 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003, which has impacted the entire mortgage industry. The valuation adjustment on interest-only strips for fiscal 2003 was reduced by a $20.9 million favorable valuation impact as a result of reducing the discount rates applied in valuing the interest-only strips at June 30, 2003. The amount of the valuation adjustment charged to the income statement was reduced by a $10.8 million favorable valuation impact as a result of reducing the discount rates and the charge to other comprehensive income was reduced by $10.1 million for the favorable impact of reducing discount rates. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on the projected residual cash flows from our interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value our interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003.
              o We recorded total pre-tax valuation adjustments on our servicing rights of $5.3 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The valuation adjustment on servicing rights for fiscal 2003 was reduced by a $7.1 million favorable valuation impact as a result of reducing the discount rate applied in valuing the servicing rights at June 30, 2003. The discount rate was reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003.

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

         In the third quarter of fiscal 2001, we evaluated our accumulated experience with pools of loans that had a high percentage of loans with prepayment fees. We had begun using a static pool analysis of prepayments, whereby we analyzed historical prepayments by period, to determine average prepayments expected by period. For business purpose loans, we found that prepayments for the first year are generally lower than we had anticipated, peak at a higher rate than previously anticipated by month 24 and decline by month
40. Home equity loan prepayments generally ramped faster in the first year than we had anticipated but leveled more slowly over 30 months and to a lower final rate than we had been using previously. We utilized this information to modify our loan prepayment rates and ramp periods to better reflect the amount and timing of expected prepayments. The effect of these changes implemented in the third quarter of fiscal 2001 was a net reduction in the value of our interest-only strips of $3.1 million or less than 1% and an insignificant net impact on securitization gains for fiscal 2001. The effect on the interest-only strips of this change in assumptions was recorded through an adjustment to comprehensive income.

         Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, we increased the prepayment rate assumptions used to value our securitization assets, thereby decreasing the fair value of these assets. See"-- Off-Balance Sheet Arrangements -- Securitizations" for discussion of the impacts of these increases in prepayment rate assumptions.

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

         In each securitization, we also may retain the right to service the loans. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and for breach of covenants or warranty obligations. We are not required to make any additional investments in the trusts. Under current accounting rules, the trusts do not qualify for consolidation in our financial statements. The trusts carry the loan collateral as assets and the certificates issued to investors as liabilities. Residual cash from the loans after required principal and interest payments are made to the investors and after payment of certain fees and expenses provides us with cash flows from our interest-only strips. We expect that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt and our operating cash needs.

         We may retain the rights to service the loans we sell through securitizations. If we retain the servicing rights, as the servicer of securitized loans, we are obligated to advance interest payments for delinquent loans if we deem that the advances will ultimately be recoverable. These advances can first be made out of funds available in a trust's collection account. If the funds available from the collection account are insufficient to make the required interest advances, then we are required to make the advance from our operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on our balance sheet. However, any advances we make on a mortgage loan from our operating cash can be recovered from the subsequent mortgage loan payments to the applicable trust prior to any distributions to the certificate holders.

         At September 30, 2003 and June 30, 2003, the mortgage securitization trusts held loans with an aggregate principal balance due of $2.8 billion and $3.4 billion as assets and owed $2.6 billion and $3.2 billion to third party investors, respectively. Revenues from the sale of loans to securitization trusts were $0.8 million, or 4.0% of total revenues for the three months ended September 30, 2003 and $58.0 million, or 77.9% of total revenues for the three months ended September 30, 2002. The revenues for the three months ended September 30, 2002 are net of $1.7 million of expenses for underwriting fees, legal fees and other expenses associated with securitization transactions during that period. We have interest-only strips and servicing rights with fair values of $545.6 million and $106.1 million, respectively at September 30, 2003, which represent 57.4% of our total assets. Cash flows received from interest-only strips and servicing rights were $61.6 million for the three months ended September 30, 2003 and $26.5 million for the three months ended September 30, 2002. These amounts are included in our operating cash flows.

         We also used special purpose entities in our sales of loans to a $300.0 million off-balance sheet mortgage conduit facility. Sales into the off-balance sheet facility involved a two-step transfer that qualified for sale accounting under SFAS No. 140, similar to the process described above. This facility had a revolving feature and could be directed by the third party sponsor to dispose of the loans. Typically, the loans were disposed of by securitizing the loans in a term securitization. The third party note purchaser also has the right to have the loans sold in whole loan sale transactions. Under this off-balance sheet facility arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility were treated as sales for financial reporting purposes. When loans were sold to this facility, we assessed the likelihood that the sponsor would transfer the loans into a term securitization. As the sponsor had typically transferred the loans to a term securitization prior to the fourth quarter of fiscal 2003, the amount of gain on sale we had recognized for loans sold to this facility was estimated based on the terms we would obtain in a term securitization rather than the terms of this facility. For the fourth quarter of fiscal 2003, the likelihood that the facility sponsor would ultimately transfer the underlying loans to a term securitization was significantly reduced and the amount of gain recognized for loans sold to this facility was based on terms expected in a whole loan sale transaction. Our ability to sell loans into this facility expired pursuant to its terms on July 5, 2003. At June 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balances due of $275.6 million as assets and owed $267.5 million to third parties. Through September 30, 2003, $222.3 million of the loans in the facility at June 30, 2003 were sold in whole loan sales as directed by the facility sponsor. At September 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balances due of $40.5 million as assets and owed $36.0 million to third parties. This conduit facility was refinanced in the October 16, 2003 refinancing described under "--Liquidity and Capital Resources--Credit Facilities."

Securitizations

         In our mortgage loan securitizations, pools of mortgage loans are sold to a trust. The trust then issues certificates or notes, which we refer to as certificates in this document, to third-party investors, representing the right to receive a pass-through interest rate and principal collected on the mortgage loans each month. These certificates, which are senior in right to our interest-only strips in the trusts, are sold in public or private offerings. The difference between the weighted-average interest rate that is charged to borrowers on the fixed interest rate pools of mortgage loans and the weighted-average pass-through interest rate paid to investors is referred to as the interest rate spread. The interest rate spread after payment of certain fees and expenses and subject to certain conditions is distributed from the trust to us and is the basis of the value of our interest-only strips. In addition, when we securitize our loans we may retain the right to service the loans for a fee, which is the basis for our servicing rights. Servicing includes processing of mortgage payments, processing of disbursements for tax and insurance payments, maintenance of mortgage loan records, performance of collection efforts, including disposition of delinquent loans, foreclosure activities and disposition of real estate owned, referred to as REO, and performance of investor accounting and reporting processes.

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

         After a two-year period during which management's estimates required no valuation adjustments to our interest-only strips and servicing rights, declining interest rates and high prepayment rates over the last eight quarters have required revisions to management's estimates of the value of these retained interests. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, we increased the prepayment rate assumptions used to value our securitization assets, thereby decreasing the fair value of these assets. However, because our prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuous declines in interest rates during this period to 40-year lows, our prepayment experience exceeded even our revised assumptions. As a result, over the last eight quarters we have recorded cumulative pre-tax write downs to our interest-only strips in the aggregate amount of $138.8 million and pre-tax adjustments to the value of servicing rights of $13.2 million, for total adjustments of $152.0 million, mainly due to our higher than expected prepayment experience. Of this amount, $95.9 million was expensed through the income statement and $56.1 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

         During the three months ended September 30, 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $16.7 million, of which $10.8 million was charged to the income statement and $5.9 million was charged to other comprehensive income. The breakout of the total adjustments in the first three months of fiscal 2004 between interest-only strips and servicing rights was a follows:

              o We recorded total pre-tax valuation adjustments on our interest only-strips of $15.8 million, of which, in accordance with EITF 99-20, $9.9 million was charged to the income statement and $5.9 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first quarter of fiscal 2004 due to the continuing low interest rate environment.
              o We recorded total pre-tax valuation adjustments on our servicing rights of $0.8 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first quarter of fiscal 2004 due to the continuing low interest rate environment.

         The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. We had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of our quarterly revaluation of our interest-only strips and servicing rights, and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of September 15, 2003 that mortgage refinancings as a percentage share of total mortgage originations will decline from 71% in the first quarter of calendar 2003 to 39% in the first quarter of calendar 2004 and to 25% in the second quarter of calendar 2004. The Mortgage Bankers Association of America has also projected in its September 2003 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase over the next three quarters. As a result of our analysis of these factors, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

         The following tables detail the pre-tax write downs of the securitization assets by quarter and details the impact to the income statement and to other comprehensive income in accordance with the provisions of SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights (in thousands):

Fiscal Year 2004:
-----------------
                                                   Income            Other
                                Total            Statement        Comprehensive
         Quarter Ended        Write down           Impact         Income Impact
---------------------------   ----------         ---------        -------------
September 30, 2003.........   $   16,658         $   10,795       $     5,863


Fiscal Year 2003:
-----------------
                                                   Income            Other
                                Total            Statement        Comprehensive
         Quarter Ended        Write down           Impact         Income Impact
---------------------------   ----------         ---------        -------------
September 30, 2002.........   $   16,739         $  12,078        $     4,661
December 31, 2002..........       16,346            10,568              5,778
March 31, 2003.............       16,877            10,657              6,220
June 30, 2003..............       13,293            11,879              1,414
                              ----------         ---------        -----------
Total Fiscal 2003..........   $   63,255         $  45,182        $    18,073
                              ==========         =========        ===========

Fiscal Year 2002:
-----------------
                                                   Income            Other
                                Total            Statement        Comprehensive
         Quarter Ended        Write down           Impact         Income Impact
---------------------------   ----------         ---------        -------------
December 31, 2001..........   $   11,322         $   4,462        $     6,860
March 31, 2002.............       15,513             8,691              6,822
June 30, 2002..............       17,244             8,900              8,344
                              ----------         ---------        -----------
Total Fiscal 2002..........   $   44,079         $  22,053        $    22,026
                              ==========         =========        ===========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

         The following table summarizes the volume of loan securitizations and whole loan sales for the three months ended September 30, 2003 and 2002 (dollars in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                       --------------------
      Securitizations:                                   2003       2002
                                                        ------     ------
      Business loans...............................    $  1,207   $  29,998
      Home equity loans............................       4,245     336,410
                                                       --------   ---------
      Total........................................    $  5,452   $ 366,408
                                                       ========   =========
      Gain on sale of loans through
          securitization...........................    $    799   $  58,011
      Securitization gains as a percentage of
          total revenue............................         4.0%       77.9%
      Whole loan sales.............................    $270,979   $   1,537
      Gains on whole loan sales....................    $  2,921   $      34


         As demonstrated in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, our quarterly revenues and net income will fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The business strategy of selling loans through securitizations and whole loan sales requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed or whole loan sale is settled, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations or whole loan sales do not close when expected, we could experience a material adverse effect on our results of operations for a quarter. See "-- Liquidity and Capital Resources" for a discussion of the impact of securitizations and whole loan sales on our cash flow.

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

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At September 30, 2003, investments in interest-only strips totaled $545.6 million, including the fair value of overcollateralization related cash flows of $263.5 million.

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

         At September 30, 2003, seven of our 25 mortgage securitization trusts were under a triggering event as a result of delinquencies exceeding specified levels, losses exceeding specified levels, or both. At June 30, 2003, none of our 25 mortgage securitization trusts were under a triggering event. Approximately $3.4 million of excess overcollateralization is being held by the seven trusts as of September 30, 2003. For the fiscal three months ended September 30, 2003, we repurchased delinquent loans with an aggregate unpaid principal balance of $16.3 million from securitization trusts primarily for trigger management. We cannot predict when the seven trusts currently exceeding triggers will be below trigger limits and release the excess overcollateralization. If delinquencies increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debt to fund these repurchases. Additionally, our repurchase activity increases prepayments which may result in unfavorable prepayment experience. See "-- Securitizations" for more detail of the effect prepayments have on our financial statements. Also see "Managed Portfolio Quality -- Delinquent Loans and Leases" for further discussion of the impact of delinquencies.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts during the first quarter of fiscal 2004 and fiscal years 2003 and 2002. We received $7.6 million, $37.6 million and $19.2 million of proceeds from the liquidation of repurchased loans and REO for the three months ended September 30, 2003 and for fiscal years 2003 and 2002, respectively. We carried as assets on our balance sheet, repurchased loans and REO in the amounts of $14.3 million, $9.6 million and $9.4 million at September 30, 2003 and June 30, 2003 and 2002, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Because the contractual outstanding balance is typically greater than the fair value, we generally incur a loss on these repurchases. Mortgage loan securitization trusts are listed only if repurchases have occurred.

                           Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts
                                                      (dollars in thousands)
                                    2003-1     2001-3    2001-2   2001-1    2000-4    2000-3     2000-2    2000-1    1999-4  1999-3
                                    ------     ------    ------   ------    ------    ------     ------    ------    ------  ------
Three months ended September 30,
2003:
   Business loans................   $  219     $   --    $  603   $   --    $   73    $   --     $  921    $  815   $   644  $  258
   Home equity loans.............       --         --       748       --       266       560      1,640     2,658       938     598
                                    ------     ------    ------   ------    ------    ------     ------    ------   -------  ------
     Total.......................   $  219     $   --    $1,351   $   --    $  339    $  560     $2,561    $3,473   $ 1,582  $  856
                                    ======     ======    ======   ======    ======    ======     ======    ======   =======  ======
% of Original Balance of Loans
   Securitized...................    0.05%         --     0.38%       --     0.12%     0.37%      0.85%     1.47%     0.71%   0.39%
   Number of loans repurchased...        1         --        12       --         6         9         31        52        24      11

Year ended June 30, 2003:
   Business loans................   $   --     $  349    $   --   $  543    $  223    $  144     $2,065    $1,573   $ 2,719  $2,138
   Home equity loans................    --        853        --    4,522       520       839      4,322     4,783     5,175   3,697
                                    ------     ------    ------   ------    ------    ------     ------    ------   -------  ------
     Total..........................$   --     $1,202    $   --   $5,065    $  743    $  983     $6,387    $6,356   $ 7,894  $5,835
                                    ======     ======    ======   ======    ======    ======     ======    ======   =======  ======
% of Original Balance of Loans
   Securitized...................       --      0.40%        --    1.84%     0.27%     0.66%      2.11%     2.68%     3.56%   2.63%
   Number of loans repurchased...       --         11        --       51         9        11         59        65        97      83

Year ended June 30, 2002:
   Business loans................   $   --     $   --    $   --   $   --    $   --    $   --     $   --    $   --   $   194   1,006
   Home equity loans.............       --         --        --       --        --        --         --        84       944   3,249
                                    ------     ------    ------   ------    ------    ------     ------    ------   -------  ------
     Total.......................   $   --     $   --    $   --   $   --    $   --    $   --     $   --    $   84   $ 1,138  $4,255
                                    ======     ======    ======   ======    ======    ======     ======    ======   =======  ======
% of Original Balance of Loans
   Securitized...................       --         --        --       --        --        --         --     0.04%     0.51%   1.92%
   Number of loans repurchased...       --         --        --       --        --        --         --         2        18      47


(Continued)
                                    1999-2     1999-1    1998-4   1998-3    1998-2    1998-1     1997(a)   1996(a)   Total
                                    ------     ------    ------   ------    ------    ------     ------    ------   -------
Three months ended September 30,
2003:
   Business loans................   $  608     $  113    $   40   $   18    $   --    $   --     $   68    $   --   $ 4,380
   Home equity loans.............    2,478        951       587      307        --        62        170        --    11,963
                                    ------     ------    ------   ------    ------    ------     ------    ------   -------
     Total.......................   $3,086     $1,064    $  627   $  325    $   --    $   62     $  238    $   --   $16,343
                                    ======     ======    ======   ======    ======    ======     ======    ======   =======
% of Original Balance of Loans
   Securitized...................    1.40%      0.58%     0.78%    0.16%     0.00%     0.06%      0.14%        --
   Number of loans repurchased...       36         14         9        4        --         1          5        --       215

Year ended June 30, 2003:
   Business loans................   $1,977     $1,199    $   72   $1,455    $  205    $  395     $  744    $  451   $16,252
   Home equity loans.............    3,140      4,432       549    3,211     1,386       610        381       355    38,775
                                    ------     ------    ------   ------    ------    ------     ------    ------   -------
     Total.......................   $5,117     $5,631    $  621   $4,666    $1,591    $1,005     $1,125    $  806   $55,027
                                    ======     ======    ======   ======    ======    ======     ======    ======   =======
% of Original Balance of Loans
   Securitized...................    2.33%      3.04%     0.78%    2.33%     1.33%     0.96%      0.64%     1.30%
   Number of loans repurchased...       59         60         7       60        23        13         16        13       637

Year ended June 30, 2002:
   Business loans................   $  341     $  438    $  632   $  260    $  516    $1,266     $1,912    $  104   $ 6,669
   Home equity loans.............    2,688      2,419     4,649    5,575     1,548     1,770        462       183    23,571
                                    ------     ------    ------   ------    ------    ------     ------    ------   -------
     Total.......................   $3,029     $2,857    $5,281   $5,835    $2,064    $3,036     $2,374    $  287   $30,240
                                    ======     ======    ======   ======    ======    ======     ======    ======   =======
% of Original Balance of Loans
   Securitized...................    1.38%      1.54%     6.60%    2.92%     1.72%     2.89%      1.36%     0.46%
   Number of loans repurchased...       31         33        58       61        24        37         26         4       341

---------------
(a) Amounts represent combined repurchases and percentages for two 1997 securitization pools and two 1996 securitization pools.

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 requires that we record an obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans, whether or not we actually repurchase them. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due. In accordance with the provisions of SFAS No. 140, we have recorded on our September 30, 2003 balance sheet a liability of $29.0 million for the repurchase of loans subject to these removal of accounts provisions. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         Mortgage Loan Securitization Trust Information. The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                    Current Balances as of September 30, 2003
                              (dollars in millions)

                                               2003-1    2002-4   2002-3   2002-2   2002-1   2001-4  2001-3  2001-2   2001-1  2000-4
                                               ------    ------  -------   ------  -------   ------  ------  ------   ------  ------
Original balance of loans securitized:
   Business loans..........................   $    33    $   30  $    34   $   34  $    32   $   29  $   31  $   35  $    29  $   27
   Home equity loans.......................       417       350      336      346      288      287     269     320      246     248
                                              -------    ------  -------   ------  -------   ------  ------  ------  -------  ------
   Total...................................   $   450    $  380  $   370   $  380  $   320   $  316  $  300  $  355  $   275  $  275
                                              =======    ======  =======   ======  =======   ======  ======  ======  =======  ======
Current balance of loans securitized:
   Business loans..........................   $    30    $   26  $    29   $   28  $    24   $   21  $   21  $   25  $    17  $   14
   Home equity loans.......................       388       294      241      217      161      138     121     126       91      82
                                              -------    ------  -------   ------  -------   ------  ------  ------  -------  ------
   Total...................................   $   418    $  320  $   270   $  245  $   185   $  159  $  142  $  151  $   108  $   96
                                              =======    ======  =======   ======  =======   ======  ======  ======  =======  ======

Weighted-average interest rate on loans
    securitized:
   Business loans..........................    15.88%    16.01%   15.97%   16.00%   15.78%   15.79%  15.95%  15.97%   16.03%  16.11%
   Home equity loans.......................     9.74%    10.50%   10.84%   10.91%   10.86%   10.71%  11.09%  11.22%   11.44%  11.61%
   Total...................................    10.18%    10.95%   11.39%   11.50%   11.50%   11.37%  11.82%  11.99%   12.17%  12.26%

Percentage of first mortgage loans.........       87%       87%      87%      87%      90%      90%     89%     90%      89%     86%
Weighted-average loan-to-value.............       77%       76%      77%      76%      75%      77%     76%     76%      75%     76%

Weighted-average remaining term (months) on
    loans securitized......................       265       257      249      235      228      228     219     215      213     203

Original balance of Trust Certificates.....   $   450    $  376  $   370   $  380  $   320   $  322  $  306  $  355  $   275  $  275

Current balance of Trust Certificates......   $   408    $  304  $   257   $  231  $   171   $  146  $  130  $  135  $    98  $   84
Weighted-average pass-through interest rate
    to Trust Certificate holders(a)........     5.03%     5.94%    7.09%    7.92%    7.32%    5.35%   5.74%   8.41%    7.91%   7.05%
Highest Trust Certificate pass-through
    interest rate..........................     3.78%     8.61%    6.86%    7.39%    6.51%    5.35%   6.17%   6.99%    6.28%   7.05%

Overcollateralization requirements:
Required percentages:
   Initial.................................        --     1.00%       --       --       --       --      --      --       --      --
   Final target............................     5.50%     5.75%    3.50%    3.50%    4.50%    4.25%   4.00%   4.40%    4.10%   4.50%
   Stepdown overcollateralization..........    11.00%    11.50%    7.00%    7.00%    9.00%    8.50%   8.00%   8.80%    8.20%   9.00%
Required dollar amounts:
     Initial...............................        --    $    4       --       --       --       --      --      --       --      --
     Final target..........................   $    25    $   22  $    13   $   13  $    14   $   13  $   12  $   16  $    11  $   12
Current status:
    Overcollateralization amount...........   $    10    $   16  $    11   $   13  $    14   $   13  $   12  $   16  $    10  $   12
    Final target reached or anticipated
      date to reach........................   10/2004    3/2004   9/2003      Yes      Yes      Yes     Yes  Yes(c)   Yes(c)     Yes
    Stepdown reached or anticipated date to
      reach................................    7/2006    2/2006  10/2005   7/2005  10/2004   7/2004  4/2004  1/2004  10/2003  1/2004

Annual surety wrap fee.....................     0.20%       (b)      (b)      (b)    0.21%    0.20%   0.20%   0.20%    0.20%   0.21%

Servicing rights:
   Original balance........................   $    16    $   14  $    13   $   15  $    13   $   13  $   12  $   15  $    11  $   14
   Current balance.........................   $    15    $   11  $    10   $   10  $     8   $    7  $    6  $    7  $     5  $    5

-------------
(a) Rates for securitizations 2001-2 and forward include rates on notional bonds, or the impact of premiums to loan collateral received on trust certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Three months ended September 30, 2003 Compared to Three months ended September 30, 2002 -- Gain on Sale of Loans - Securitizations" for further description of the notional bonds.

(b) Credit enhancement was provided through a senior/subordinate certificate structure.

(c) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "--Trigger Management" for further detail.

                    Current Balances as of September 30, 2003
                              (dollars in millions)

                                               2000-3    2000-2   2000-1   1999-4   1999-3   1999-2  1999-1  1998(a) 1997(a) 1996(a)
                                               ------    ------   ------   ------   ------   ------  ------  ------- ------- -------
Original balance of loans securitized:
   Business loans..........................   $    16    $   28  $    25   $   25  $    28   $   30  $   16  $   57  $    45  $   29
   Home equity loans.......................       134       275      212      197      194      190     169     448      130      33
                                              -------    ------  -------   ------  -------   ------  ------  ------  -------  ------
   Total...................................   $   150    $  303  $   237   $  222  $   222   $  220  $  185  $  505  $   175  $   62
                                              =======    ======  =======   ======  =======   ======  ======  ======  =======  ======
Current balance of loans securitized:
   Business loans..........................   $     7    $   13  $    10   $   10  $    10   $   10  $    6  $   13  $     9  $    5
   Home equity loans.......................        43        82       59       63       60       61      49      99       18       4
                                              -------    ------  -------   ------  -------   ------  ------  ------  -------  ------
   Total...................................   $    50    $   95  $    69   $   73  $    70   $   71  $   55  $  112  $    27  $    9
                                              =======    ======  =======   ======  =======   ======  ======  ======  =======  ======
Weighted-average interest rate on loans
  securitized:
   Business loans..........................    16.07%    16.07%   16.01%   16.08%   15.75%   15.73%  15.96%  15.74%   15.91%  15.89%
   Home equity loans.......................    11.44%    11.42%   11.34%   11.03%   10.83%   10.49%  10.65%  10.81%   11.56%  11.06%
   Total...................................    12.10%    12.07%   12.04%   11.72%   11.56%   11.26%  11.18%  11.38%   12.96%  13.84%

Percentage of first mortgage loans.........       90%       84%      80%      86%      87%      89%     93%     90%      79%     77%
Weighted-average loan-to-value.............       76%       76%      77%      76%      77%      76%     77%     76%      75%     65%
Weighted-average remaining term (months) on
  loans Securitized........................       202       210      198      196      200      207     205     189      145     105

Original balance of Trust Certificates.....   $   150    $  300  $   235   $  220  $   219   $  219  $  184  $  498  $   171  $   61
Current balance of Trust Certificates......   $    44    $   84  $    61   $   65  $    62   $   64  $   49  $  100  $    23  $    6
Weighted-average pass-through interest rate
  to Trust Certificate holders.............     7.61%     7.05%    7.03%    6.84%    6.75%    6.62%   6.56%   6.33%    7.17%   7.67%
Highest Trust Certificate pass-through
  interest rate............................     7.61%     8.04%    7.93%    7.68%    7.49%    7.13%   6.58%   6.86%    7.53%   7.95%

Overcollateralization requirements:
Required percentages:
   Initial.................................        --     0.90%    0.75%    1.00%    1.00%    0.50%   0.50%   1.50%    2.43%   1.94%
   Final target............................     4.75%     5.95%    5.95%    5.50%    5.00%    5.00%   5.00%   5.10%    7.43%   8.94%
   Stepdown overcollateralization..........     9.50%    11.90%   11.90%   11.00%   10.00%   10.00%  10.00%  10.21%   14.86%  12.90%
Required dollar amounts:
     Initial...............................        --    $    3  $     2   $    2  $     2   $    1  $    1  $    7  $     4  $    1
     Final target..........................   $     7    $   18  $    14   $   12  $    11   $   11  $    9  $   26  $    13  $    6
Current status:
    Overcollateralization amount...........   $     6    $   11  $     8   $    8  $     8   $    7  $    6  $   12  $     4  $    3
    Final target reached or anticipated
      date to reach........................    Yes(b)       Yes      Yes      Yes      Yes      Yes     Yes     Yes      Yes     Yes
    Stepdown reached or anticipated date
      to reach.............................   10/2003       Yes      Yes      Yes   Yes(b)      Yes  Yes(b)  Yes(b)      Yes     Yes

Annual surety wrap fee.....................     0.21%     0.21%    0.19%    0.21%    0.21%    0.19%   0.19%   0.22%    0.26%   0.18%

Servicing rights:
   Original balance........................   $     7    $   14  $    10   $   10  $    10   $   10  $    8  $   18  $     7  $    4
   Current balance.........................   $     2    $    4  $     3   $    3  $     3   $    2  $    2  $    2  $     1  $    1

-------------
(a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

(b Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "--Trigger Management" for further detail.

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

         At September 30, 2003, we applied a discount rate of 11% to the estimated residual cash flows. In determining the discount rate that we apply to residual cash flows, we follow what we believe to be the practice of other companies in the non-conforming mortgage industry. That is, to determine the discount rate by adding an interest rate spread to the all-in cost of securitizations to account for the risks involved in securitization assets. The all-in cost of the securitization trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees, where applicable, generally range from 19 to 22 basis points combined. From industry experience comparisons and our evaluation of the risks inherent in our securitization assets, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. From June 30, 2000 through March 31, 2003, we had applied a discount rate of 13% to residual cash flows. On June 30, 2003, we reduced that discount rate to 11% based on the following factors:

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

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5% on overcollateralization cash flows. At June 30, 2003 we reduced the minimum discount rate to 5.0% to reflect the sustained decline in interest rates. This reduction in the minimum discount rate impacted the valuation of three securitizations and increased the June 30, 2003 and September 30, 2003 valuation of our interest-only strips by $3.3 million. At June 30, 2003 and September 30, 2003, the average discount rate applied to projected overcollateralization cash flows was 7%. This discount rate is lower than the discount rate applied to residual cash flows because the risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire unpaid principal balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 9% at September 30, 2003 and June 30, 2003.

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

     Securitized collateral balance.............................$ 2,765,929
     Balance sheet carrying value of retained interests (a).....$   651,656
     Weighted-average collateral life (in years)................        4.0

-------------
(a) Amount includes interest-only strips and servicing rights.

         Sensitivity of assumptions used to determine the fair value of retained interests (dollars in thousands):

                                                       Impact of Adverse Change
                                                       -------------------------
                                                       10% Change     20% Change
                                                       ----------     ----------
     Prepayment speed...............................   $   27,927     $   53,423
     Credit loss rate...............................        4,987          9,974
     Floating interest rate certificates (a)........          790          1,524
     Discount rate..................................       18,103         35,318

---------------
(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve incorporating the effect of rate caps where applicable to the individual deals.

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

                Summary of Material Mortgage Loan Securitization
        Valuation Assumptions and Actual Experience at September 30, 2003

                                             2003-1   2002-4   2002-3   2002-2   2002-1   2001-4   2001-3   2001-2   2001-1   2000-4
                                             ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation.......................     13%      13%      13%      13%      13%      13%      13%      13%      13%      13%
   Current valuation.......................     11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation.......................      7%       9%       7%       7%       7%       7%       7%       7%       6%       7%
   Current valuation.......................      5%       9%       7%       7%       7%       5%       6%       7%       6%       7%
Servicing rights discount rate:
   Initial valuation.......................     11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation.......................      9%       9%       9%       9%       9%       9%       9%       9%       9%       9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans........................     11%      11%      11%      11%      11%      11%      11%      11%      11%      10%
     Home equity loans.....................     22%      22%      22%      22%      22%      22%      22%      22%      22%      24%
   Ramp period (months):
     Business loans........................      27       27       27       27       27       27       24       24       24       24
     Home equity loans.....................      30       30       30       30       30       30       30       30       30       24
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans .......................     11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
     Home equity loans ....................     22%      22%      22%      22%      22%      22%      22%      22%      22%      22%
   Ramp period (months):
     Business loans........................      27       27       27       27       27       27       27       27       27       27
     Home equity loans.....................      30       30       30       30       30       30       30       30       30       30
   CPR adjusted to reflect ramp:
     Business loans........................      9%      11%      13%      16%      18%      20%      22%      21%      18%      15%
     Home equity loans.....................     27%      36%      39%      39%      39%      39%      42%      46%      47%      36%
   Current prepayment experience (c):
     Business loans........................     13%      15%      19%      20%      23%      23%      12%      13%      31%      31%
     Home equity loans.....................     12%      25%      38%      46%      44%      46%      41%      44%      40%      37%

Annual credit loss rates:
   Initial assumption......................   0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
   Current assumption......................   0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.40%    0.50%    0.40%
   Actual experience.......................      --       --    0.04%    0.05%    0.10%    0.17%    0.26%    0.18%    0.46%    0.38%

Servicing fees:
   Contractual fees........................   0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.70%
   Ancillary fees..........................   1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

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

(c) Current experience is a six-month historical average.

                Summary of Material Mortgage Loan Securitization
  Valuation Assumptions and Actual Experience at September 30, 2003 (Continued)

                                             2000-3   2000-2   2000-1   1999-4   1999-3   1999-2   1999-1 1998 (d) 1997 (d) 1996 (d)
                                             ------   ------   ------   ------   ------   ------   ------ -------- -------- --------
Interest-only strip residual discount rate:
   Initial valuation.......................     13%      13%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation.......................     11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation.......................      8%       8%       8%       8%       7%       7%       7%       7%       7%       8%
   Current valuation.......................      8%       8%       8%       8%       7%       7%       7%       7%       7%       8%
Servicing rights discount rate:
   Initial valuation.......................     11%      11%      11%      11%      11%      11%      11%      11%      11%      11%
   Current valuation.......................      9%       9%       9%       9%       9%       9%       9%       9%       9%       9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans .......................     10%      10%      10%      10%      10%      10%      10%      13%      13%      13%
     Home equity loans.....................     24%      24%      24%      24%      24%      24%      24%      24%      24%      24%
   Ramp period (months):
     Business loans........................      24       24       24       24       24       24       24       24       24       24
     Home equity loans.....................      24       24       18       18       18       18       18       12       12       12
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans .......................     11%      11%      11%      11%      10%      10%      10%      10%      15%      10%
     Home equity loans.....................     22%      22%      22%      22%      22%      22%      22%      23%      22%      20%
   Ramp period (months):
     Business loans........................      27       Na       Na       Na       Na       Na       Na       Na       Na       Na
     Home equity loans.....................      30       30       Na       Na       Na       Na       Na       Na       Na       Na
   CPR adjusted to reflect ramp:
     Business loans........................     12%      31%      25%      20%      18%      28%      25%      17%      15%      10%
     Home equity loans.....................     33%      42%      42%      31%      32%      36%      29%      36%      22%      20%
   Current prepayment experience (c):
     Business loans........................     22%      31%      27%      31%      17%      28%      18%      18%      19%       6%
     Home equity loans.....................     36%      45%      41%      31%      34%      38%      30%      36%      32%      23%

Annual credit loss rates:
   Initial assumption......................   0.40%    0.40%    0.40%    0.30%    0.25%    0.25%    0.25%    0.25%    0.25%    0.25%
   Current assumption......................   0.50%    0.45%    0.65%    0.70%    0.65%    0.35%    0.55%    0.60%    0.40%    0.45%
   Actual experience.......................   0.43%    0.43%    0.62%    0.65%    0.60%    0.38%    0.49%    0.55%    0.35%    0.42%

Servicing fees:
   Contractual fees........................   0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees..........................   1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    0.75%    0.75%    0.75%

---------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

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

    Na = not applicable

         Servicing Rights. As the holder of servicing rights on securitized loans, we are entitled to receive annual contractual servicing fees of 50 basis points (70 basis points in the case of the 2000-4 securitization) on the aggregate outstanding loan balance. These fees are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. In addition, ancillary fees such as prepayment fees, late charges, nonsufficient funds fees and other fees are retained directly by us, as servicer, as payments are collected from the borrowers. We also retain the interest paid on funds held in a trust's collection account until these funds are distributed from a trust.

         The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. On a quarterly basis, we evaluate capitalized servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. See "--Application of Critical Accounting Policies -- Servicing Rights" for a discussion of the $0.8 million write down of servicing rights recorded in the first quarter of fiscal 2004 and "--Application of Critical Accounting Policies -- Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years" for a discussion of the $5.3 million write down of servicing rights recorded in fiscal 2003.

         From June 2000 to March 2003, the discount rate applied in determining the fair value of servicing rights was 11% which is 200 basis points lower than the 13% discount rate applied to value residual cash flows from interest-only strips during that period. On June 30, 2003, we reduced the discount rate on servicing rights cash flows to 9%. We used the same 9% discount rate to value servicing rights at September 30, 2003. In determining the discount rate applied to calculate the present value of cash flows from servicing rights, management has subtracted a factor from the discount rate used to value residual cash flows from interest-only strips to provide for the lower risks inherent in servicing assets. Unlike the interest-only strips, the servicing asset is not exposed to credit losses. Additionally, the distribution of the contractual servicing fee cash flow from the securitization trusts is senior to both the trusts' investor certificates and our interest-only strips. This priority of cash flow reduces the risks associated with servicing rights and thereby supports a lower discount rate than the rate applied to residual cash flows from interest-only strips. Cash flows related to ancillary servicing fees, such as prepayment fees, late fees, and non-sufficient fund fees are retained directly by us.

         The impact of the June 30, 2003 reduction in discount rate from 11% to 9% was to increase the valuation of our servicing rights by $7.1 million at June 30, 2003. This favorable impact was offset by a decrease of $12.4 million mainly due to prepayment experience in fiscal 2003.

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

Whole Loan Sales

         We also sell loans with servicing released, which we refer to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. See "-- Off-Balance Sheet Arrangements -- Securitizations" for information on the volume of whole loan sales and premiums recorded for the three months ended September 30, 2003 and 2002. Loans reported as sold on a whole loan basis were generally loans that we originated specifically for a whole loan sale and exclude impaired loans, which may be liquidated by selling the loan with servicing released. However, see "--Business Strategy" for detail on our adjustment in business strategy from originating loans predominantly for publicly underwritten securitizations, to originating loans for a combination of whole loan sales and smaller securitizations. Also, see "Business -- Whole Loan Sales."

Results of Operations

Summary

         For the first three months of fiscal 2004, we recorded a net loss of $26.3 million. The loss primarily resulted from liquidity issues which substantially reduced our ability to originate loans and generate revenues during the first quarter of fiscal 2004, our inability to complete a securitization of loans during the quarter ended September 30, 2003, and $10.8 million of pre-tax charges for valuation adjustments on our securitization assets charged to the income statement. Loan origination volume decreased to $124.1 million for the quarter ended September 30, 2003, compared to origination volume of $370.7 million for the same period in fiscal 2003, due to our previously discussed short term liquidity issues. While we originated loans at a substantially reduced level during the first quarter, our expense base for the quarter would have supported greater origination volume.

         During the quarter ended September 30, 2003, we recorded total pre-tax adjustments on our securitization assets of $16.7 million, of which $10.8 million was reflected as an expense on the income statement and $5.9 was reflected as an adjustment to other comprehensive income, a component of stockholders' equity. These write downs of our interest-only strips and servicing rights, which we refer to as our securitization assets, primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the continuing low interest rate environment. As a result of the $26.3 million loss and the $5.9 million pre-tax reduction to other comprehensive income during the quarter ended September 30, 2003, total stockholders' equity was reduced to $11.8 million at September 30, 2003. For the same period in fiscal 2003, we recorded total pre-tax valuation adjustments of $16.7 million, of which $12.1 million was reflected as an expense on the income statement and $4.6 was reflected as an adjustment to other comprehensive income.

         The loss per common share for the first three months of fiscal 2004 was $8.91 per share on average common shares of 2,947,000 compared to diluted net income per share of $.61 per share on average common shares of 2,985,000 for the first three months of fiscal 2003. A dividend of $0.08 per share was paid for the first three months of fiscal 2003. No dividend was paid in the first three months of fiscal 2004. The common dividend payout ratio based on diluted earnings per share was 13.1% for the first three months of fiscal 2003.

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

Loan Originations

         The following schedule details our loan originations during the three months ended September 30, 2003 and 2002 (in thousands):

                                          Three Months Ended
                                             September 30,
                                    ------------------------------
                                       2003                 2002
                                   ----------           ----------
Business purpose loans.......      $      --             $  28,863
Home equity loans............        124,052               341,852
                                   ---------             ---------
                                   $ 124,052             $ 370,715
                                   =========             =========

         During the first quarter of fiscal 2004, our subsidiary, American Business Credit, Inc., did not originate any business purpose loans. For the three months ended September 30, 2002, American Business Credit, Inc. originated $28.9 million of business purpose loans. Our previously discussed liquidity issues have substantially reduced our ability to originate business purpose loans during the first quarter of fiscal 2004. In addition, due to less favorable response for our business purpose loans in the whole loan sale market, pursuant to our adjusted business strategy, we plan to continue to originate business purpose loans, but at lower volumes, to meet demand in the whole loan sale and securitization markets. See "-- Business Strategy".

         Home equity loans originated by our subsidiaries, HomeAmerican Credit, doing business as Upland Mortgage and American Business Mortgage Services, Inc., and purchased through the Bank Alliance Services program, decreased $217.8 million, or 63.7%, for the three months ended September 30, 2003, to $124.1 million from $341.9 million for the three months ended September 30, 2002. Liquidity issues have reduced our ability to originate home equity loans. American Business Mortgage Services, Inc. home equity loan originations for the three months ended September 30, 2003 decreased by $129.2 million, or 92.8%, from the prior year period. We no longer originate loans through retail branches, which resulted in a decrease in loan originations of $44.2 million, or 98.6%, from the prior year period. The Bank Alliance Services program's loan originations for the three months ended September 30, 2003 increased $1.4 million, or 3.4%, over the comparable prior year period. Based on our business strategy, which emphasizes whole loan sales and smaller privately-placed securitizations and reducing costs, effective June 30, 2003 we no longer originate loans through our retail branches, which were a high cost origination channel, and plan to increase our focus on broker and Bank Alliance Services' origination sources. Our home equity loan origination subsidiaries will continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process as we work through our liquidity issues. In addition, we will focus on developing broker relationships, a lower cost source of originations, in executing our new business strategy in the future.

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                         Three Months Ended
                                           September 30,        Percentage
                                         -------------------     Increase/
                                            2003       2002       Decrease
                                         ----------  --------     --------
Total revenues....................      $  20,201    $ 74,467     (72.9)%
Total expenses....................      $  62,569    $ 71,327     (12.3)%
Net income (loss).................      $ (26,268)   $  1,821

Return on average assets..........          (9.88)%      0.80%
Return on average equity..........        (386.77)%     10.14%

Earnings (loss) per share:
        Basic.....................      $   (8.91)   $   0.64
        Diluted...................      $   (8.91)   $   0.61

Dividends declared per share......      $      --    $   0.08

     Total Revenues. For the first quarter of fiscal 2004, total revenues decreased $54.3 million, or 72.9%, to $20.2 million from $74.5 million for the first quarter of fiscal 2003. Our limited amount of funding capacity due to the expiration of the mortgage conduit pursuant to its terms, our inability to borrow under certain credit facilities due to our non-compliance with several lending covenants and our inability to complete a securitization in the first quarter of fiscal 2004 accounted for this decrease in total revenues.

         Gain on Sale of Loans - Securitizations. For the first quarter of fiscal 2004, gains of $0.8 million were recorded on the securitization of $5.5 million of loans. This was a decrease of $57.2 million, or 98.6% below gains of $58.0 million recorded on securitizations of $366.4 million of loans for the first quarter of fiscal 2003.

         The decrease in securitization gains for the three months ended September 30, 2003 was due to our inability to complete a securitization of loans during the quarter. The $0.8 million gain recorded in the three months ended September 30, 2003 resulted from the sale of $5.5 million of loans into an off-balance sheet facility before its expiration on July 5, 2003 and additional gains from our residual interests in the $35.0 million of loans remaining in the off-balance sheet facility from June 30, 2003.

         Gain on Sale of Loans - Whole Loan Sales. Gains on whole loan sales increased $2.9 million, to $2.9 million for the three months ended September 30, 2003 from $35 thousand for the three months ended September 30, 2002. The volume of whole loan sales increased $269.4 million, to $271.0 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002. The increase in the volume of whole loan sales for the three months ended September 30, 2003 resulted from management's decision to adjust its business strategy to emphasize more whole loan sales. See "-- Business Strategy" and "-- Liquidity and Capital Resources" for further detail.

         Interest and Fees. For the three months ended September 30, 2003, interest and fee income increased $0.5 million, or 12.6%, to $4.7 million compared to $4.1 million in the same period of fiscal 2003. Interest and fee income consists primarily of interest income earned on loans available for sale, interest income on invested cash and other ancillary fees collected in connection with loan and lease originations.

         During the three months ended September 30, 2003, total interest income increased $2.1 million, or 112.1%, to $3.9 million from $1.8 million for the three months ended September 30, 2002. Loan interest income increased $2.3 million from the three months ended September 30, 2002 as a result of our carrying a higher average loan balance during the first three months of fiscal 2004 as compared to fiscal 2003. This increase was offset by a decrease of $0.2 million of investment interest income due to lower interest rates earned on invested cash balances caused by general decreases in market interest rates.

         Other fees decreased $1.5 million for fiscal 2004 compared to the same periods in fiscal 2003. The decrease was mainly due to the decrease in fees from loan originations, which resulted from liquidity issues that substantially reduced our ability to originate loans. Our ability to collect certain fees on loans we originate in the future may be impacted by proposed laws and regulations by various authorities.

         Interest Accretion on Interest-Only Strips. Interest accretion of $11.1 million was earned in the three months ended September 30, 2003 compared to $10.7 million in the three months ended September 30, 2002. The increase reflects the growth in the balance of our interest-only strips of $1.7 million, or 0.3%, to $545.6 million at September 30, 2003 from $543.9 million at September 30, 2002. In addition, cash flows from interest-only strips for the three months ended September 30, 2003 totaled $56.2 million, an increase of $22.8 million, or 68.0%, from the three months ended September 30, 2002 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels and stepdown overcollateralization levels.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans serviced for others, less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended September 30, 2003, servicing income decreased $0.8 million, or 53.3%, to $0.7 million from $1.5 million for the three months ended September 30, 2002. Because loan prepayment levels in the first quarter of fiscal 2004 increased from the first quarter of fiscal 2003, the amortization of servicing rights has also increased. Amortization is recognized in proportion to contractual and ancillary fees collected. Therefore the collection of additional prepayment fees in the first quarter of fiscal 2004 has resulted in higher levels of amortization.

         The following table summarizes the components of servicing income for the three months ended September 30, 2003 and 2002 (in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2003          2002
                                                     -----------   -----------
Contractual and ancillary fees...................   $    13,093     $  10,162
Amortization of servicing rights.................       (12,375)       (8,625)
                                                    -----------     ---------
Net servicing income.............................   $       718     $   1,537
                                                    ===========     =========

         Total Expenses. Total expenses decreased $8.8 million, or 12.3%, to $62.6 million for the three months ended September 30, 2003 compared to $71.3 million for the three months ended September 30, 2002. As described in more detail below, this decrease was mainly a result of decreases in trading loss activity, general and administrative expenses, sales and marketing expenses, and securitization assets valuation adjustments during the three months ended September 30, 2003, partially offset by increases in employee related costs and provision for loan losses.

         Interest Expense. During the first quarter of fiscal 2004, interest expense decreased $0.3 million, or 1.6%, to $16.8 million compared to $17.1 million for the first quarter of fiscal 2003. Average subordinated debt outstanding during the three months ended September 30, 2003 was $704.7 million compared to $662.3 million during the three months ended September 30, 2002. Average interest rates paid on subordinated debt outstanding decreased to 8.75% during the three months ended September 30, 2003 from 9.71% during the three months ended September 30, 2002.

         Rates offered on subordinated debt were reduced beginning in the fourth quarter of fiscal 2001 and have continued downward through the fourth quarter of fiscal 2003 in response to decreases in market interest rates as well as declining cash needs during that period. The weighted-average interest rate of subordinated debt issued at its peak rate, which was the month of February 2001, was 11.85% compared to the average interest rate of subordinated debt issued in the month of June 2003 of 7.49%. The weighted-average interest rate on subordinated debt issued during the month of September 2003 was 8.41%, an increase that reflects a general rise in market interest rates and our financial condition. Our ability to maintain the rates offered on our subordinated debt, or limit increases in rates offered, depends on our financial condition, liquidity, future results of operations, market interest rates and competitive factors, among other circumstances.

         The average outstanding balances under warehouse lines of credit were $131.9 million during the three months ended September 30, 2003, compared to $24.1 million during the three months ended September 30, 2002. The increase in the average balance on warehouse lines was due to a higher volume of loans held on balance sheet during the period. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 0.95% to 1.75%. One-month LIBOR has decreased from approximately 1.8% at September 30, 2002 to 1.12% at September 30, 2003.

         Provision for Credit Losses. The provision for credit losses on loans and leases available for sale increased $2.6 million, or 170.2%, to $4.2 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002. A related allowance for loan losses on repurchased loans is included in our provision for credit losses in the period of repurchase. See "-- Off-Balance Sheet Arrangements -- Securitizations" and "-- Off-Balance Sheet Arrangements -- Trigger Management" for further discussion of repurchases from securitization trusts. Non-accrual loans were $11.9 million at September 30, 2003, compared to $5.4 million at June 30, 2003 and $7.1 million at September 30, 2002. See "-- Managed Portfolio Quality" for further detail.

         The allowance for credit losses was $5.5 million, or 3.3% of loans and leases available for sale at September 30, 2003 compared to $2.8 million, or 1.0% of loans and leases available for sale at June 30, 2003 and $3.2 million, or 5.0% of loans and leases available for sale at September 30, 2002. The allowance for credit losses increased due to the increase of the non-accrual loan balance being carried on our balance sheet at September 30, 2003. The allowance for credit losses as a percentage of gross receivables decreased from September 30, 2002 due to the increase in the balance of loans available for sale. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required, particularly if economic conditions deteriorate.

         The following table summarizes changes in the allowance for credit losses for the three months ended September 30, 2003 and 2002 (in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                     -----------------------
                                                        2003          2002
                                                     ---------      --------
Balance at beginning of  period..................     $  2,848      $  3,705
Provision for credit losses......................        4,156         1,538
(Charge-offs) recoveries, net....................       (1,534)       (2,059)
                                                      --------      --------
Balance at end of period.........................     $  5,470      $  3,184
                                                      ========      ========


         The following tables summarize the changes in the allowance for credit losses by loan and lease type (in thousands):



                                                Business         Home
                                                 Purpose        Equity        Equipment
Three Months Ended September 30, 2003:            Loans          Loans         Leases        Total
--------------------------------------         ----------      --------      ----------    --------
Balance at beginning of period...........       $    593       $  2,085       $    170     $  2,848
Provision for credit losses..............          1,111          3,075            (30)       4,156
(Charge-offs) recoveries, net............           (349)        (1,183)            (2)      (1,534)
                                                --------       --------       --------     --------
Balance at end of period.................       $  1,355       $  3,977       $    138     $  5,470
                                                ========       ========       ========     ========


                                                Business         Home
                                                 Purpose        Equity        Equipment
Three Months Ended September 30, 2002:            Loans          Loans         Leases        Total
--------------------------------------         ----------      --------      ----------    --------
Balance at beginning of period...........       $  1,388       $  1,998       $    319     $  3,705
Provision for credit losses..............             71          1,293            174        1,538
(Charge-offs) recoveries, net............           (528)        (1,314)          (217)      (2,059)
                                                --------       --------       --------     --------
Balance at end of period.................       $    931       $  1,977       $    276     $  3,184
                                                ========       ========       ========     ========

         The following table summarizes net charge-off experience by loan type for the three months ended September 30, 2003, and 2002 (in thousands):

                                                             Three months ended
                                                               September 30,
                                                        ---------------------------
                                                          2003                2002
                                                        --------            -------
       Business purpose loans..................          $   349            $   528
       Home equity loans.......................            1,183              1,314
       Equipment leases........................                2                217
                                                        --------            -------
       Total...................................          $ 1,534            $ 2,059
                                                         =======            =======

         Employee Related Costs. For the three months ended September 30, 2003, employee related costs increased $4.3 million, or 44.7%, to $13.9 million from $9.6 million in the prior year. The increase in employee related costs for the three months ended September 30, 2003 was primarily attributable to a decrease in the amount of expenses deferred under SFAS No. 91 due to the reduction in loan originations and the inability to defer loan origination costs under SFAS No. 91. Total employees at September 30, 2003 were 855 compared to 1,017 at September 30, 2002. At October 31, 2003, total employees were 726. Since June 30, 2003, our workforce has decreased by approximately 393 employees. With our business strategy's focus on whole loan sales and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions, and we reduced our workforce by approximately 225 employees. In addition, we experienced the loss of approximately 168 additional employees who have resigned since June 30, 2003. These workforce reductions and resignations represent a 35% decrease in staffing levels from June 30, 2003. The decrease in SFAS No. 91 cost deferrals totaled $7.9 million. Decreases in loan origination commissions and bonuses partially offset the effect of reduced SFAS No. 91 cost deferrals.

         Sales and Marketing Expenses. For the three months ended September 30, 2003, sales and marketing expenses decreased $3.8 million, or 57.5%, to $2.8 million from $6.7 million for the three months ended September 30, 2002. The increase was primarily due to decreases in expenses for direct mail advertising and broker commissions for home equity and business loan originations as well as decreases in newspaper advertisements for subordinated debt. We expect to be able to streamline our sales and marketing costs in the future by offering a wider array of loan products and targeting segments that we believe will enable us to increase our loan origination conversion rates. By increasing our conversion rates, we expect to be able to lower our overall sales and marketing costs per dollar originated. See "-- Business Strategy" for further discussion.

         Trading (Gains) and Losses. During the three months ended September 30, 2003, we recognized trading gains of $5.1 million on interest rate swaps. This compares to trading losses of $3.4 million for the three months ended September 30, 2002. For more detail on our trading activity, see "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments."

         General and Administrative Expenses. For the three months ended September 30, 2003, general and administrative expenses decreased $1.7 million, or 8.2%, to $19.2 million from $20.9 million for the three months ended September 30, 2002. This decrease was primarily attributable to a decrease of $0.6 million in costs associated with servicing and collecting our total managed portfolio including expenses associated with REO and delinquent loans, and a $1.1 million decrease in costs associated with customer retention incentives.

Securitization Assets Valuation Adjustment. During the three months ended September 30, 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $16.7 million, of which $10.8 million was reflected as an expense on the income statement and $5.9 million was reflected as an adjustment to other comprehensive income. The breakout of the total adjustments in the first three months of fiscal 2004 between interest-only strips and servicing rights was as follows:

         o We recorded total pre-tax valuation adjustments on our interest only-strips of $15.8 million, of which, in accordance with EITF 99-20, $9.9 million was reflected as an expense on the income statement and $5.9 million was reflected as an adjustment to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first quarter of fiscal 2004 due to the continuing low interest rate environment.

         o We recorded total pre-tax valuation adjustments on our servicing rights of $0.8 million, which was reflected as an expense on the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first quarter of fiscal 2004 due to the continuing low interest rate environment.

         During the three months ended September 30, 2002, we recorded total pre-tax valuation adjustments on our securitization assets of $16.7 million, of which $12.1 million was reflected as an expense on the income statement and $4.6 million was reflected as an adjustment to other comprehensive income.
See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of these adjustments.

Balance Sheet Information

                               Balance Sheet Data
                  (Dollars in thousands, except per share data)

                                                       September 30,    June 30,
                                                           2003           2003
                                                      -------------   -----------
Cash and cash equivalents.......................        $  27,217       $  47,475
Loan and lease receivables, net:
   Available for sale...........................          162,688         271,402
   Interest and fees............................           17,396          15,179
   Other........................................           24,681          23,761
Interest-only strips............................          545,583         598,278
Servicing rights................................          106,072         119,291
Receivable for sold loans.......................                -          26,734
Total assets....................................          950,506       1,159,351

Subordinated debt...............................          687,585         719,540
Warehouse lines and other notes payable.........          109,410         212,916
Accrued interest payable........................           43,751          45,448
Deferred income taxes...........................                -          17,036
Total liabilities...............................          938,684       1,117,282
Total stockholders' equity......................           11,822          42,069

Book value per common share.....................         $   4.01       $   14.28

         Total assets decreased $208.8 million, or 18.0%, to $950.5 million at September 30, 2003 from $1,159.4 million at June 30, 2003 primarily due to decreases in cash and cash equivalents, loan and lease receivables available for sale, interest-only strips and receivable for sold loans.

     Cash and cash equivalents decreased due to liquidity issues which substantially reduced our ability to originate loans for sale, our inability to complete a securitization during the quarter ended September 30, 2003 and a reduction in the issuance of subordinated debt.

         Loan and lease receivables - Available for sale decreased $108.7 million, or 40.1% due to whole loan sales coupled with a reduction in loan originations caused by our liquidity issues.

         Activity of our interest-only strips for the three months ended September 30, 2003 and 2002 was as follows (in thousands):

                                                                 Three Months Ended
                                                                     September 30,
                                                               -------------------------
                                                                   2003          2002
                                                               -----------    ----------
 Balance at beginning of period.........................       $  598,278     $  512,611
 Initial recognition of interest-only strips............              950         44,126
 Cash flow from interest-only strips....................          (56,222)       (33,464)
 Required purchases of additional overcollateralization.            7,660         17,128
 Interest accretion.....................................           10,828         10,747
 Net temporary adjustments to fair value (a)............           (5,960)         4,792
 Other than temporary adjustments to fair value (a).....           (9,951)       (12,078)
                                                                ---------      ---------
 Balance at end of period...............................        $ 545,583      $ 543,862
                                                                =========      =========

(a) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

         The following table summarizes our purchases of overcollateralization by securitization trust for the three months ended September 30, 2003 and the fiscal years ended June 30, 2003 and 2002. Purchases of overcollateralization represent amounts of residual cash flows from interest-only strips retained by the securitization trusts to establish required overcollateralization levels in the trust. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates. See "-- Off-Balance Sheet Arrangements -- Securitizations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                 (in thousands)

                                      2003-1    2002-4   2002-3    2001-2    Other(a)  Total
                                      ------    ------   ------    ------    --------  -----
Three Months Ended
 September 30, 2003:
Required purchases of
 additional
 overcollateralization...........     $ 4,662  $ 3,820  $ 1,978    $   250  $(4,032)  $6,678
                                      =======  =======  =======    =======  =======   ======


(a) includes the recovery of $4.2 million of overcollateralization from an off-balance sheet mortgage conduit facility.

                                      2003-1    2002-4   2002-3  2002-2    2002-1   2001-4    2001-3    2001-2    Other    Total
                                      ------    ------   ------  ------    ------   ------    ------    ------    -----    -----
Year Ended June 30, 2003:
Initial overcollateralization....    $   --    $  3,800  $    -- $    -- $    --   $    --   $   --     $   --   $ 6,841  $ 10,641
Required purchases of
 additional
 overcollateralization..........      4,807       8,728   10,972  13,300  10,586    12,522    7,645      3,007     1,686    73,253
                                     ------     -------  ------- ------- -------   -------   ------     ------   -------   -------
   Total........................     $4,807     $12,528  $10,972 $13,300 $10,586   $12,522   $7,645     $3,007    $8,527   $83,894
                                     ======     =======  ======= ======= =======   =======   ======     ======   =======   =======

                                     2002-1  2001-4   2001-3   2001-2   2001-1   2000-4  2000-3   2000-2    2000-1   Other   Total
                                     ------  ------   ------   ------   ------   ------  ------   ------    ------   -----   -----
Year Ended June 30, 2002:
Required purchases of
 additional
 overcollateralization..........    $ 3,814  $  908  $ 4,354  $11,654  $ 8,700   $6,326   $3,074  $ 4,978  $ 2,490  $   973 $47,271
                                    =======  ======  =======  =======  =======   ======   ======  =======  =======  ======= =======

         Servicing rights decreased $13.2 million, or 11.1%, to $106.1 million at September 30, 2003 from $119.3 million at June 30, 2003, primarily due to our inability to complete a securitization in the first current quarter of fiscal 2004, amortization of servicing rights and a $0.8 million write down of the servicing asset mainly due to the impact of higher than expected prepayment experience.

         The receivable for sold loans of $26.7 million at June 30, 2003 resulted from a whole loan sale transaction which closed on June 30, 2003, but settled in cash on July 1, 2003.

         Total liabilities decreased $178.6 million, or 16.0%, to $938.7 million at September 30, 2003 from $1,117.3 million at June 30, 2003 primarily due to decreases in warehouse lines and other notes payable, subordinated debt outstanding, deferred income taxes and other liabilities. The decrease in warehouse lines and other notes payable was due to our inability to renew or replace expiring facilities during the quarter ended September 30, 2003. Other liabilities decreased $26.8 million, or 29.1%, to $65.2 million from $92.0 million due mainly to a $24.1 million decrease in the loan funding liability related to decreased loan originations.

         During the three months ended September 30, 2003, subordinated debt decreased $32.0 million, or 4.4%, to $687.6 million due to the temporary discontinuation of the sale of new subordinated debentures. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Our deferred income tax position changed from a liability of $17.0 million at June 30, 2003 to an asset of $1.0 million at September 30, 2003. This change from a liability position is the result of the federal and state tax benefits of $16.2 million recorded on our first quarter pre-tax loss, which will be realized against anticipated future years' state and federal taxable income. In addition, a federal benefit of $2.1 million was recognized on the portion of the valuation adjustment on our interest-only strips which was recorded through other comprehensive income. These benefits were partially offset by a refund of a $0.2 million overpayment on our June 30, 2002 federal tax return.

Managed Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the managed loan and lease portfolio. See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total managed portfolio and managed REO measures to our balance sheet. See "-- Deferment and Forbearance Arrangements" for the amounts of previously delinquent loans subject to these deferment and forbearance arrangements which are not included in this table if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) (dollars in thousands):

                                         September 2003              June 30, 2003            March 31, 2003
                                    -----------------------     ---------------------     --------------------
Delinquency by Type                     Amount        %            Amount       %            Amount       %
-------------------                 ------------    ------      ----------    ------      ------------  ------
Business Purpose Loans
Total managed portfolio.............  $   364,970                $   393,098               $   392,228
                                      ===========                ===========               ===========
Period of delinquency:
    31-60 days......................  $     5,761    1.57%       $     4,849   1.23%       $     5,526    1.41%
    61-90 days......................        6,129    1.68              4,623   1.18              2,718    0.69
    Over 90 days....................       42,831   11.74             38,466   9.79             35,286    9.00
                                      ----------   ------        -----------  -----        -----------   -----
    Total delinquencies.............  $    54,721   14.99%       $    47,938  12.20%       $    43,530   11.10%
                                      ===========  ======        ===========  =====        ===========   =====
REO.................................  $     4,491                $     5,744               $     4,506
                                      ===========                ===========               ===========
Home Equity Loans
Total managed portfolio.............  $ 2,601,125                $ 3,249,501               $ 3,073,392
                                      ===========                ===========               ===========
Period of delinquency:
    31-60 days......................  $    53,514    2.06%       $    48,332   1.49%       $    47,809    1.56%
    61-90 days......................       36,729    1.41             24,158   0.74             23,261    0.76
    Over 90 days....................      122,997    4.73            108,243   3.33            104,939    3.41
                                     ------------  ------        -----------  -----        -----------   -----
    Total delinquencies.............  $   213,240    8.20%       $   180,733   5.56%       $   176,009    5.73%
                                      ===========  ======        ===========  =====        ===========   =====
REO.................................  $    21,561                $    22,256               $    30,704
                                      ===========                ===========               ===========
Equipment Leases
Total managed portfolio.............  $     5,705                $     8,475               $    12,185
                                      ===========                ===========               ===========
Period of delinquency:

    31-60 days......................  $       248    4.34%       $       162   1.91%       $       379    3.11%
    61-90 days......................           40    0.70                 83   0.98                 89    0.73
    Over 90 days....................          200    3.51                154   1.82                 85    0.70
                                      -----------  ------        -----------  -----        -----------   -----
    Total delinquencies.............  $       488    8.55%       $       399   4.71%       $       553    4.54%
                                      ===========  ======        ===========  =====        ===========   =====
Combined
--------
Total managed portfolio.............  $ 2,971,800                $ 3,651,074               $ 3,477,805
                                      ===========                ===========               ===========
Period of delinquency:
    31-60 days......................  $    59,523    2.00%       $    53,343   1.46%       $    53,714    1.55%
    61-90 days......................       42,898    1.44             28,864   0.79             26,068    0.75
    Over 90 days....................      166,028    5.59            146,863   4.02            140,310    4.03
                                      -----------  ------        -----------  -----        -----------   -----
    Total delinquencies.............  $   268,449    9.03%       $   229,070   6.27%       $   220,092    6.33%
                                      ===========  ======        ===========  =====        ===========   =====
REO.................................  $    26,052    0.88%       $    28,000   0.77%       $    35,210    1.01%
                                      ===========  ======        ===========  =====        ===========   =====
Losses experienced during the
    period(a)(b) :
    Loans...........................  $     8,100    0.97%       $     7,390   0.83%       $     8,405    0.99%
                                                   ======                     =====                      =====
    Leases..........................            1    0.06%                55   2.14%               176    4.82%
                                      -----------  ======        -----------  =====        -----------   =====
    Total managed portfolio.........  $     8,101    0.97%       $     7,445   0.84%       $     8,581    1.01%
                                      ===========  ======        ===========  =====        ===========   =====

     (Continued on next page)

(a)      Percentage based on annualized losses and average managed portfolio.

(b) Losses recorded on our books were $3.5 million ($1.5 million from charge-offs through the provision for loan losses and $2.0 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $4.6 million for the three months ended September 30, 2003. Losses recorded on our books were $4.2 million ($0.9 million from charge-offs through the provision for loan losses and $3.3 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $3.3 million for the three months ended June 30, 2003. Losses recorded on our books were $6.1 million ($3.1 million from charge-offs through the provision for loan losses and $3.0 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $2.5 million for the three months ended March 31, 2003. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                        September 30,      June 30,       March 31,
                                                            2003            2003            2003
                                                    --------------------------------------------------

Delinquent loans and leases on balance sheet (a)          $ 11,825       $   5,412        $  5,992
% of on balance sheet loan and lease receivables             7.21%           2.04%           11.7%

Loans and leases in non-accrual status on
    balance sheet (b)...........................          $ 11,941       $   5,358        $  5,905
% of on balance sheet loan and lease receivables             7.28%           2.02%           11.5%

Allowance for losses on available for sale loans
      and leases................................          $  5,470       $   2,848        $  1,953
% of available for sale loans and leases........              3.3%            1.0%            3.6%

Real estate owned on balance sheet..............          $  4,566       $   4,776        $  6,348

-----------

(a) Delinquent loans and leases are included in total delinquencies in the previously presented "Managed Portfolio Quality" table. Included in total delinquencies are loans in non-accrual status of $10.7 million, $5.0 million, and $5.6 million at September 30, 2003, June 30, 2003, March 31, 2003.

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

         The following table presents, as of the end of our last six quarters, information regarding loans under deferment and forbearance arrangements, which are reported as current loans if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) and thus not included in delinquencies in the delinquency table. (dollars in thousands):

                                            Cumulative Unpaid Principal Balance
                                      ------------------------------------------------
                                                                                             % of
                                         Under            Under                             Managed
                                       Deferment       Forbearance         Total(a)        Portfolio
                                      -------------    -------------     -------------    -----------
June 30, 2002.................          $ 64,958         $ 73,705          $138,663          4.52%
September 30, 2002............            67,282           76,649           143,931          4.50
December 31, 2002.............            70,028           81,585           151,613          4.55
March 31, 2003................            85,205           84,751           169,956          4.89
June 30, 2003.................           110,487           87,199           197,686          5.41
September 30, 2003............           141,547           80,467           222,014          7.47

----------

(a) Included in cumulative unpaid principal balance are loans with arrangements that were entered into longer than twelve months ago. At September 30, 2003, there was $26.4 million of cumulative unpaid principal balance under deferment arrangements and $25.5 million of cumulative unpaid principal balance under forbearance arrangements that were entered into prior to October 2002.

         Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At September 30, 2003 there was $39.4 million of cumulative unpaid principal balance under deferment arrangements and $59.3 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more.

         Over the previous nine months, we experienced a pronounced increase in the number of borrowers under deferment arrangements and in light of the weakened economic environment we made use of deferment arrangements to a greater degree than in prior periods. We currently expect this condition to be temporary and will attempt to actively manage the loan accounts under deferment arrangements to maximize our chances for full recovery of the borrowed amount while still accommodating borrower needs during their period of hardship.

         The following table presents the amount of unpaid principal balance of loans that entered into a deferment or forbearance arrangement in each quarter of fiscal 2003 and the first quarter of fiscal 2004 (dollars in thousands):

                                          Unpaid Principal Balance Impacted by
                                                      Arrangements
                                     ------------------------------------------------
                                                                                             % of
                                         Under             Under                            Managed
Quarter Ended:                         Deferment        Forbearance         Total          Portfolio
                                     --------------    --------------    ------------     -----------
September 30, 2002............          $11,619           $23,564          $35,183           1.10%
December 31, 2002.............           17,015            27,004           44,019           1.32
March 31, 2003................           37,117            28,051           65,168           1.87
June 30, 2003.................           44,840            18,064           62,904           1.72
September 30, 2003............           58,419            15,955           74,374           2.50

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total managed portfolio were $268.4 million at September 30, 2003 compared to $209.9 million at September 30, 2002. Total delinquencies as a percentage of the total managed portfolio were 9.03% at September 30, 2003 compared to 6.56% at September 30, 2002. The increase in delinquencies and delinquency percentages in fiscal 2004 and 2003 were mainly due to the impact on our borrowers of continued uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers and the seasoning of the managed portfolio. These factors have resulted in a significant increase in the usage of deferment and forbearance activities. In addition, the delinquency percentage has increased due to increased prepayment rates resulting from refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A decrease in amount of new loans generated also contributed to the increase in the delinquency percentage in fiscal 2004 from 2003. As the managed portfolio continues to season, and if our economy continues to lag or worsen, the delinquency rate may continue to increase. Delinquent loans and leases held as available for sale on our balance sheet increased from $5.4 million at June 30, 2003 to $11.8 million at September 30, 2003.

         Real estate owned. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, decreased to $26.0 million, or 0.88% of the total managed portfolio at September 30, 2003 compared to $32.4 million, or 1.01% at September 30, 2002. The decrease in the volume of REO was mainly due to processes we have implemented to decrease the cycle time in the disposition of REO properties. Part of this strategy includes bulk sales of REO properties. Reducing the time properties are carried reduces carrying costs for interest on funding the cost of the property, legal fees, taxes, insurance and maintenance related to these properties. As our portfolio seasons and if our economy continues to lag or worsen, the REO balance may increase. REO held by us on our balance sheet decreased from $4.8 million at June 30, 2003 to $4.6 million at September 30, 2003.

         Loss experience. During the three months ended September 30, 2003, we experienced net loan and lease charge-offs in the total managed portfolio of $8.1 million or 0.97% on an annualized basis. During the three months ended September 30, 2002, we experienced net loan and lease charge-offs in the total managed portfolio of $8.1 million, or 1.03% of the total managed portfolio. During the three months ended June 30, 2003, we experienced net loan and lease charge-offs in the total managed portfolio of $7.4 million, or 0.84% of the average total managed portfolio. Principal loss severity experience on delinquent loans generally has ranged from 15% to 35% of principal and loss severity experience on REO generally has ranged from 25% to 40% of principal. See "-- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on credit loss assumptions used to estimate the fair value of our interest-only strips and servicing rights compared to actual loss experience.

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

                                                                Amount Maturing After September 30, 2003
                                          ------------------------------------------------------------------------------------
                                           Months     Months     Months      Months      Months    There-               Fair
                                          1 to 12    13 to 24   25 to 36    37 to 48    49 to 60   after      Total     Value
                                          --------    --------   --------   --------    --------   --------  -------- --------
Rate Sensitive Assets:
Loans and leases available for
 sale (a).............................   $150,023    $    974   $    412     $   197     $   223  $ 10,859  $162,688  $ 169,472

Interest-only strips..................    122,184     115,409    105,900      87,631      68,339   244,316   743,779    545,583
Servicing rights......................     33,208      25,979     20,308      15,877      12,414    39,630   147,416    106,072
Investments held to maturity..........        249         352        269          --          --        --       870        908


Rate Sensitive Liabilities:
Fixed interest rate borrowings........   $288,385    $167,107   $163,331     $27,615     $14,043  $ 27,104  $687,585   $684,830
Average interest rate.................      8.01%       9.12%      9.33%       9.59%       9.84%    11.98%     8.89%
Variable interest rate borrowings.....   $109,410    $     --   $     --     $    --     $    --  $     --  $109,410   $109,410
Average interest rate.................      2.68%          --         --          --          --        --     2.68%

____________________________

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At September 30, 2003, $109.1 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 4.3% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of September 30, 2003, the interest rate sensitivity for $29.2 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for Use of Derivative Financial Instruments" for further detail. In addition, the interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 Trust is managed by an interest rate cap which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down.

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

         Subordinated Debt. We also experience interest rate risk to the extent that as of September 30, 2003 approximately $399.2 million of our liabilities were comprised of fixed interest rate subordinated debt with scheduled maturities of greater than one year. To the extent that market interest rates demanded on subordinated debt increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

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

         No derivative financial instruments were utilized for hedging activities during the three months ended September 30, 2003. We recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three months ended September 30, 2002. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                               2002
                                                        -------------------
        Offset by gains and losses recorded on
            securitizations:
        Losses on derivative financial instruments ....      $(2,839)

        Offset by gains and losses recorded on the
            fair value of hedged items:
        Losses on derivative financial instruments ....      $  (967)

        Amount settled in cash - paid .................           --

         There were no outstanding derivative contracts accounted for as hedges on September 30, 2003. At September 30, 2002, the outstanding forward starting interest rate swap contracts accounted for as hedges and unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                                             Three Months Ended
                                                                September 30,
                                                          ----------------------
                                                                   2002
                                                          ----------------------
                                                           Notional   Unrealized
                                                            Amount       Loss
                                                          ---------   ----------


Forward starting interest rate
 swaps .................................................   $ 80,000     $  967

Trading Activity

         Generally, we do not enter into derivative financial instrument contracts for trading purposes. However, we have entered into derivative financial instrument contracts which we have not designated as hedges in accordance with SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," and therefore were accounted for as trading assets or liabilities.

         Related to Loans Expected to be Sold Through Securitizations. During the three months ended September 30, 2002, we used interests rate swap contracts to protect the future securitization spreads on loans in our pipeline. Loans in the pipeline represent loan applications for which we are in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments. We believed there was a greater chance that market interest rates we would obtain on the subsequent securitization of these loans would increase rather than decline, and chose to protect the spread we could earn in the event of rising rates.

         However due to a decline in market interest rates during the period the derivative contracts were used to manage interest rate risk on loans in our pipeline, we recorded losses on forward starting interest rate swap contracts during the three months ended September 30, 2002. The losses are summarized in the table below.

         Related to Loans Expected to Be Sold Through Whole Loan Sale Transactions. The $170.0 million notional amount of forward starting interest rate swap contracts carried over from a disqualified hedging relationship occurring in the fourth quarter were utilized to manage the effect of changes in market interest rates on the fair value of fixed-rate mortgage loans that were sold in whole loan sale transactions during the three months ended September 30, 2003. We had elected not to designate these derivative contracts as an accounting hedge.

         We recorded the following gains and losses on the fair value of derivative financial instruments classified as trading for the three months ended September 30, 2003 and 2002. There were no derivative contracts classified as trading for the quarter ended September 30, 2002 except those noted below to manage the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. (in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                      ----------------------
                                                        2003           2002
                                                      -------         ------
        Trading Gains/(Losses) on forward starting
          interest rate swaps:
        Related to loan pipeline..................... $    --        $(2,517)
        Related to whole loan sales.................. $ 5,097        $    --
        Amount settled in cash - (paid).............. $(1,212)       $    --

         At September 30, 2003 there were no outstanding derivative financial instruments utilized to manage interest rate risk on loans in our pipeline or expected to be sold in whole loan sale transactions. At September 30, 2002, outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans in our pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                                            Three Months Ended
                                                               September 30,
                                                                  2002
                                                          ----------------------
                                                           Notional   Unrealized
                                                            Amount       Loss
                                                          ----------  ----------
Forward starting interest rate
  swaps ................................................    $220,000    $  2,517

         Related to Interest-only Strips. For the quarter ended September 30, 2003 we recorded a net gain of $11 thousand compared to a net loss of $0.7 million for the quarter ended September 30, 2002, on an interest rate swap contract which is not designated as an accounting hedge. This contract was designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. Included in the $11 thousand net gain recorded for the three months ended September 30, 2003 were unrealized gains of $177 thousand representing the net change in the fair value of the contract during the period and $166 thousand of cash losses paid during the period. Included in the $0.7 million net loss recorded for the three months ended September 30, 2002 were unrealized losses of $0.4 million representing the net change in the fair value of the contract during the prior year period and $0.3 million of cash losses paid during the prior year period. The cumulative net unrealized loss of $157 thousand is included as a trading liability in Other Liabilities. Terms of the interest rate swap contract at September 30, 2003 were as follows (dollars in thousands):

Notional amount..........................          $   29,257
Rate received - Floating (a).............               1.20%
Rate paid - Fixed........................               2.89%
Maturity date............................          April 2004
Unrealized loss..........................         $       157
Sensitivity to 0.1% change in interest rates....  $        9
____________________________

(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.

         Derivative transactions are measured in terms of a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but is only used as a basis to determine fair value, which is recorded on the balance sheet and to determine interest and other payments between the counterparties. Our exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. We attempt to manage this exposure by limiting our derivative financial instruments to those traded on major exchanges and where our counterparties are major financial institutions. At September 30, 2003, we held no derivative financial instruments in a cumulative gain position.

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

         Initially, we finance our loans under two secured credit facilities. These credit facilities are generally revolving lines of credit, which we have with a financial institution and a warehouse lender that enable us to borrow on a short-term basis against our loans. We then securitize or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these revolving credit facilities.

         For the first three months of fiscal 2004, we recorded a net loss of $26.3 million. The loss primarily resulted from liquidity issues described below, which substantially reduced our ability to originate loans and generate revenues during the first quarter of fiscal 2004, our inability to complete a securitization of loans during the first quarter of fiscal 2004, and $10.8 million of pre-tax charges for valuation adjustments on our securitization assets.

         In fiscal 2003, we recorded a net loss of $29.9 million. The loss in fiscal 2003 was due in part to our inability to complete our typical quarterly securitization of loans during the fourth quarter of our fiscal year. Also contributing to the loss was $45.2 million of net pre-tax charges for valuation adjustments recorded on our securitization assets during the 2003 fiscal year. See "-- Securitizations" for more detail on the valuation adjustments.

         Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our short-term liquidity was negatively impacted by several recent events. Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 contributed to our loss for fiscal 2003 and adversely impacted our short-term liquidity position. In addition, further advances under a non-committed portion of one of our credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. Additionally, on August 20, 2003, this credit facility was amended to, among other things, eliminate the non-committed portion, reduce the amount available to $50.0 million and accelerated the expiration date from November 2002 to September 30, 2003. We also had a $300.0 million mortgage conduit facility with a financial institution that enabled us to sell our loans into an off-balance sheet facility, which expired pursuant to its terms on July 5, 2003. In addition we were unable to borrow under our $25.0 million warehouse facility after September 30, 2003 and this $25.0 million facility expired on October 31, 2003. In addition, our temporary discontinuation of sales of new subordinated debt for approximately a six week period during the first quarter of fiscal 2004 further impaired our liquidity.

         At June 30, 2003, of the $516.1 million in revolving credit and conduit facilities available to us, $453.4 million was drawn upon. Our revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003, which significantly reduced our ability to fund future loan originations until we sell existing loans, extend or expand existing credit facilities, or add new credit facilities. At September 30, 2003, we had $147.0 million in revolving credit facilities available to us, of which $108.6 million was drawn upon.

         As a result of these liquidity issues, since June 30, 2003, we substantially reduced our loan origination volume. For the three months ended September 30, 2003, we originated $124.1 million of loans which represents a significant reduction as compared to originations of $370.7 million of loans for the same period in fiscal 2003. We also experienced a loss in loan origination employees. Our inability to originate loans at previous levels adversely impacted the relationships our subsidiaries have or are developing with their brokers and our ability to retain employees. As a result of the decrease in loan originations and liquidity issues described above, we incurred a loss for the first quarter of fiscal 2004 and we anticipate incurring losses in future periods at least through the third quarter of fiscal 2004. In light of the loss for the quarter ended September 30, 2003, we requested and obtained waivers for our non-compliance with financial covenants in our credit facilities and Pooling and Servicing Agreements. See "-- Overview -- Credit Facilities, Pooling and Servicing Agreements and Waivers Related to Financial Covenants." Further, we can provide no assurances that we will be able to sell our loans, maintain existing facilities or expand or obtain new credit facilities, if necessary. If we are unable to maintain existing financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due. Even if we are able to maintain adequate financing, our inability to originate and sell our loans could hinder our ability to operate profitably in the future and repay our subordinated debt when due.

         We undertook specific remedial actions to address short-term liquidity concerns including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through September 30, 2003, we sold approximately $493.3 million (which includes $222.3 million of loans sold by the expired mortgage conduit facility) of loans through whole loan sales. We are continuing the process of selling our loans. We also suspended paying quarterly cash dividends on our common stock.

         We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. We entered into subsequent amendments to this credit facility which extended the expiration date until October 17, 2003. The loans held in this facility were transferred to the refinanced mortgage conduit described below.

         As a result of the loss experienced during fiscal 2003, we failed to comply with the terms of certain of the financial covenants under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, which had been reduced to $50.0 million) and we requested and obtained waivers of these requirements from our lenders. See "-- Credit Facilities."


         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. On October 14, 2003, we entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. See "-- Credit Facilities" for information regarding the terms of these facilities and "Risk Factors -- If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due."

         Although we obtained two new credit facilities totaling $450.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debt.

         On October 16, 2003, we refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility which expired pursuant to its terms in July 2003. We also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities, which previously held these loans, along with loans fully funded with our cash, resulted in our receipt of $17.0 million in cash. On October 31, 2003, we completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of the loans held by it.

         We requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants as of September 30, 2003 in light of the loss for the first quarter of fiscal 2004 and our inability to obtain a second credit facility totaling at least $200.0 million by October 8, 2003. See "-- Credit Facilities" for additional information regarding the waivers or amendments obtained. As a result of our future anticipated loss and any noncompliance with other financial covenants, we anticipate that we will also need to obtain additional waivers in future periods from our lenders but we cannot give you any assurances as to whether or in what form these waivers will be granted.

         In addition, as a result of our non-compliance at September 30, 2003 with the net worth requirements contained in several of our Pooling and Servicing Agreements, we requested and obtained waivers of our non-compliance with these requirements. Pursuant to the terms of the amended agreements with one bond insurer and the trustee, the net worth maintenance requirement was waived for the term of the agreement and we were appointed as servicer for 120 days commencing October 1, 2003. The bond insurer may determine to reappoint us a servicer for successive 120 day periods if we qualify to act as servicer, as determined by the bond insurer, in its sole discretion. If we do not re-qualify, we can be replaced as servicer. We received a verbal waiver of our non-compliance with a financial covenant (with written documentation pending) from another bond insurer on several other Pooling and Servicing Agreements. No assurance can be given that we will be able to obtain this waiver in writing or whether any conditions will be imposed on us in connection with the written waiver.

         The following table summarizes our short and long-term capital resources and obligations as of September 30, 2003. For capital resources, the table presents projected and scheduled principal cash flows expected to be available to meet our contractual obligations. For those timeframes where a shortfall in capital resources exists, we anticipate that these shortfalls will be funded through a combination of cash from whole loan sales of future loan originations and the issuance of subordinated debt. The terms of our credit facilities provide that we may only use the funds available under the credit facilities to originate loans.

                                                       ----------------------------------------------------------------
                                                         Less than      1 to 3        4 to 5     More than
                                                           1 year        years         years      5 years      Total
                                                       ----------------------------------------------------------------
                                                                                      (In  thousands)
Capital Resources from:

     Cash ..........................................     $ 27,217      $     --      $     --    $      --   $   27,217
     Loans .........................................      150,023         1,386           420       10,859      162,688
     Interest-only strips ..........................      122,184       221,309       155,970      244,316      743,779
     Servicing rights ..............................       33,208        46,287        28,291       39,630      147,416
     Investments ...................................          249           621          --           --            870
                                                          -------       -------       -------      -------   ----------
                                                          332,881       269,603       184,681      294,805    1,081,970
                                                          -------       -------       -------      -------   ----------
Contractual Obligations (a)

     Subordinated debt .............................      288,383       330,439        41,659       27,104      687,585
     Accrued interest-subordinated debt (b).........       18,515        18,601         2,629        3,842       43,587
     Warehouse and operating lines of
       credit (c) ..................................      108,680          --            --           --        108,680
     Capitalized lease (d) .........................          326           404          --           --            730
     Operating leases (e) ..........................        2,519        10,316         8,622       32,131       53,588
     Services and equipment (f) ....................        4,033          --            --           --          4,033
                                                          -------       -------       -------      -------   ----------
                                                          422,456       359,760        52,910       63,077      898,203
                                                          -------       -------       -------      -------   ----------
Excess (Shortfall) .................................     $(89,575)     $(90,157)     $131,771     $231,728   $  183,767
                                                         ========      ========      ========     ========   ==========

(a)  See "--Contractual Obligations."
(b) This table reflects interest payment terms elected by subordinated debt holders as of September 30, 2003. In accordance with the terms of the subordinated debt offering, subordinated debt holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(c) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(d)  Amounts include principal and interest.
(e)  Amounts include lease for office space.
(f) Amounts related to the relocation of our corporate headquarters. The provisions of the lease, local and state grants will provide us with reimbursement of a portion of these payments.

         The following discussion of liquidity and capital resources should be read in conjunction with the discussion contained in "-- Application of Critical Accounting Policies." When loans are sold through a securitization, we may retain the rights to service the loans. Servicing loans obligates us to advance interest payments for delinquent loans under certain circumstances and allows us to repurchase a limited amount of delinquent loans from securitization trusts. See "-- Securitizations" and "-- Securitizations -- Trigger Management" for more information on how the servicing of securitized loans affects requirements on our capital resources and cash flow.

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

         Cash flow from operations for the three months ended September 30, 2003 was a positive $128.4 million compared to a negative $8.5 million for the first quarter of fiscal 2002. The positive cash flow from operations for the three months ended September 30, 2003 was due to our sales of loans originated in prior periods that were carried on our balance sheet at June 30, 2003. Additionally, cash flow from our interest-only strips in the first quarter of fiscal 2004 increased $21.8 million, or 65.1%, compared to the first quarter of fiscal 2003.

         The amount of cash we receive as gains on whole loan sales, and the amount of cash we receive and the amount of overcollateralization we are required to fund at the closing of our securitizations are dependent upon a number of factors including market factors over which we have no control. Although we expect negative cash flow from operations to continue to fluctuate in the foreseeable future, our goal is to reduce our negative cash flow from operations from historical levels. We believe that if our projections based on our business strategy prove accurate, our cash flow from operations will continue to be positive. However, negative cash flow from operations may continue in fiscal 2004 due to the nature of our operations and the timing to implement our business strategy. We generally expect the level of cash flow from operations to fluctuate.

         Other factors could negatively affect our cash flow and liquidity such as increases in mortgage interest rates, legislation or other economic conditions, which may make our ability to originate loans more difficult. As a result, our costs to originate loans could increase or our volume of loan originations could decrease.

         Contractual obligations. Following is a summary of future payments required on our contractual obligations as of September 30, 2003 (in thousands):

                                                            Payments Due by Period
                                       -------------------------------------------------------------------
                                                      Less than        1 to 3         4 to 5     More than
Contractual Obligations                  Total         1 year           years          years      5 years
--------------------------------       --------       ---------      ---------       --------     --------
Subordinated debt.................      $687,585       $288,383       $330,439       $ 41,659     $ 27,104
Accrued interest - subordinated
   debt (a) ......................        43,587         18,515         18,601          2,629        3,842
Warehouse and operating lines
   of credit (b)..................       108,680        108,680             --             --           --
Capitalized lease (c).............           730            326            404             --           --
Operating leases (d)..............        53,588          2,519         10,316          8,622       32,131
Services and equipment (e)........         4,033          4,033             --             --           --
                                        --------       --------       --------     ----------     --------
Total obligations.................      $898,203       $422,456       $359,760       $ 52,910     $ 63,077
                                        ========       ========       ========       ========     ========


(a) This table reflects interest payment terms elected by subordinated debt holders as of September 30, 2003. In accordance with the terms of the subordinated debt offering, subordinated debt holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(b) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(c)      Amounts include principal and interest.
(d)      Amounts include lease for office space.
(e) Amounts related to the relocation of our corporate headquarters. The provisions of the lease, local and state grants will provide us with reimbursement of a portion of these payments.

         Credit facilities. Borrowings against warehouse credit facilities represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by the loans we pledge to the lender. These credit facilities provide the primary funding source for loan originations. Under the terms of these facilities, approximately 75% to 97% of our loan originations may be funded with borrowings under the credit facilities and the remaining amounts, our overcollateralization requirements, must come from our operating capital. The ultimate sale of the loans through securitization or whole loan sale generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. We periodically review our expected future credit needs and negotiate credit commitments for those needs as well as excess capacity in order to allow us flexibility in the timing of the securitization of our loans.

         The following is a description of the warehouse and operating lines of credit facilities, which were available to us at September 30, 2003 (in thousands):


                                                                   Facility         Amount       Amount
                                                                    Amount         Utilized    Available
                                                                  ---------       ---------    ---------
Revolving credit facilities:
  Warehouse and operating revolving line of credit, expiring
    September 2004 (a).......................................     $ 80,000         $ 46,626    $ 33,374
  Warehouse revolving line of credit, expired October 2003 (b)      50,000           38,248          --
  Warehouse revolving line of credit, expired October 2003 (c)      25,000           23,806          --
  Operating revolving line of credit, expiring January 2004 (d)      5,000               --       5,000
                                                                  --------         --------    --------

Total revolving credit facilities.............................     160,000          108,680      38,374
Other facilities:
   Capitalized leases, maturing January 2006 (e) .............         730              730          --
                                                                  --------         --------    --------
Total credit facilities.......................................    $160,730         $109,410    $ 38,374
                                                                  ========         ========    ========

____________________________

(a) $200.0 million warehouse and operating credit facility with JPMorgan Chase Bank entered into on September 22, 2003, but limited to $80.0 million borrowing capacity at September 30, 2003 and contingent upon the closing of an additional credit facility. Once the additional credit facility was closed on October 14, 2003, the full $200.0 million became available. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans.

      Additionally, we have a letter of credit facility with JPMorgan Chase Bank to secure lease obligations for corporate office space. The amount of the letter of credit was $8.0 million at September 30, 2003 and will decrease over the term of the lease.

(b) Originally a $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of this facility was continuously committed for the term of the facility while the remaining $100.0 million of the facility was available at Credit Suisse's discretion. Subsequent to June 30, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to September 30, 2003. The expiration date was subsequently extended to October 17, 2003, but no new advances were permitted under this facility subsequent to September 30, 2003. This facility was paid down in full on October 16, 2003. The interest rate on the facility was based on one-month LIBOR plus a margin. Advances under this facility were collateralized by pledged loans.

(c) $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances may be obtained, subject to specific conditions described in the agreements. However, we were not in compliance with the financial covenants in this facility at September 30, 2003 and as a condition of obtaining a waiver for non-compliance, we were not permitted further advances under this line. Interest rates on the advances were based on one-month LIBOR plus a margin. The obligations under this agreement were collateralized by pledged loans. This facility was paid down in full on October 16, 2003 and it expired pursuant to its terms on October 31, 2003.

(d) $5.0 million revolving line of credit facility from Firstrust Savings Bank. The obligations under this facility are collateralized by the cash flows from our investments in the ABFS 99-A lease securitization trust and Class R and X certificates of the ABFS Mortgage Loan Trust 2001-2. The interest rate on the advances from this facility is one-month LIBOR plus a margin.

(e) Capitalized leases, imputed interest rate of 8.0%, collateralized by computer equipment.

         Until its expiration, we also had available to us a $300.0 million mortgage conduit facility. This facility expired pursuant to its terms on July 5, 2003. At September 30, 2003, $36.0 million was outstanding under this facility. The facility provided for the sale of loans into an off-balance sheet facility. This facility was refinanced on October 16, 2003. See "-- Overview -- Remedial Steps Taken to Address Liquidity and Issues" and "-- Application of Critical Accounting Policies" for further discussion of the off-balance sheet features of this facility.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (this condition was satisfied by the closing of the facility totaling $250.0 million described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debt commencing with the quarter ending March 31, 2004; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. Prior to the closing of the second facility, our borrowing capacity on this $200.0 million credit facility is limited to $80.0 million. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio at the end of each fiscal quarter of less than 12.0%, our subordinated debt not to exceed $705.0 million at any time, our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003.

         On October 3, 2003, the lender on the new $200.0 million credit facility agreed to extend the date by which we must close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. We subsequently obtained a waiver from this lender which extended this required closing date for obtaining the additional credit facility to October 14, 2003.

         On October 14, 2003, we entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. The $250.0 million facility has a term of three years with an interest rate on amounts outstanding equal to the one-month LIBOR plus a margin and the yield maintenance fees (as defined in the agreements). We also agreed to pay fees of $8.9 million upon closing and approximately $10.3 million annually plus a nonusage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. Advances under this facility are collateralized by specified pledged loans and additional credit support was created by granting a security interest in substantially all of our interest-only strips and residual interests which we contributed to a special purpose entity organized by us to facilitate this transaction.

         This $250.0 million facility contains representations and warranties, events of default and covenants which are customary for facilities of this type, as well as our agreement to: (i) restrict the total amount of indebtedness outstanding under the indenture related to our subordinated debt to $750.0 million or less; (ii) make quarterly reductions commencing in April 2004 of an amount of subordinated debt pursuant to the formulas set forth in the loan agreement; (iii) maintain maximum interest rates offered on subordinated debt securities not to exceed 10 percentage points above comparable rates for FDIC insured products; and (iv) maintain minimum cash and cash equivalents of not less than $10.0 million. In addition to events of default which are typical for this type of facility, an event of default would occur if: (1) we are unable to sell subordinated debt for more than three consecutive weeks or on more than two occasions in a 12 month period; and (2) certain members of management are not executive officers and a satisfactory replacement is not found within 60 days. The definitive agreements grant the lender an option for a period of 90 days commencing on the first anniversary of entering into the definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees and interest payable by us.

         Although we obtained two new credit facilities totaling $450.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debt.

         On October 16, 2003, we refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility which expired pursuant to its terms in July 2003. We also refinanced an additional $133.0 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities which previously held these loans, along with loans funded with our cash, resulted in our receipt of $17.0 million in cash. On October 31, 2003, we completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of the loans held by it.

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

         As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, of which $100.0 million was non-committed). We have requested and obtained waivers from these covenant provisions from both lenders. The lender under the $50.0 million warehouse credit facility has granted us a waiver for our non-compliance with a financial covenant in that credit facility through September 30, 2003. We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. We entered into subsequent amendments to this credit facility which extended the expiration date until October 17, 2003. The loans held in this facility were transferred to the refinanced mortgage conduit described above.

         In addition, in light of the loss for the first quarter of fiscal 2004, we requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants as of September 30, 2003.

         The lender under the $25.0 million credit facility agreed to amend such facility in light of our non-compliance at September 30, 2003 with the requirement that our net income not be less than zero for two consecutive quarters. Pursuant to the revised terms of our agreement with this lender, no additional advances may be made under this facility after September 30, 2003. This facility was paid down in full on October 16, 2003 and expired pursuant to its terms on October 31, 2003.

         The terms of our new $200.0 million credit facility, as amended, require, among other things, that our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003 and that we have a minimum net worth of $25.0 million at October 31, 2003 and November 30, 2003. An identical minimum net worth requirement applies to an $8.0 million letter of credit facility with the same lender. The lender under the $200.0 million facility agreed to extend the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. This lender also verbally agreed (with written documentation pending) to waive the minimum net worth requirement at October 31, 2003 under the $200.0 million credit facility and the $8.0 million letter of credit facility. We cannot assure you that we will be able to obtain this waiver in writing or whether the terms of the written waiver will impose any conditions on us.

         Because we anticipate incurring a loss through at least the third quarter of fiscal 2004 and as a result of any non-compliance with other financial covenants, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers. We cannot assure you as to whether or in what form a waiver or modification of these agreements would be granted to us.

         Subordinated debt securities. The issuance of subordinated debt funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debt since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debt to partially fund growth and to partially fund maturities of subordinated debt. In addition, at times we have elected to utilize proceeds from the issuance of subordinated debt to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During the first quarter of fiscal 2004, subordinated debt decreased by $32.0 million compared to an increase of $14.0 million in the first quarter of fiscal 2003. The reduction in the level of subordinated debt sold was a result of our temporary discontinuation of sales of new subordinated debt for a portion of the first quarter of fiscal 2004.

         We registered $315.0 million of subordinated debt under a registration statement, which was declared effective by the SEC on October 3, 2002. Of the $315.0 million, $80 million of this debt was unsold as of September 30, 2003. This registration expired on October 31, 2003. In June 2003, we filed a new registration statement with the SEC to register an additional $295.0 million of subordinated debt which had not been declared effective by the SEC as of October 31, 2003.

         In the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debt maturities and vendor payments.

         The contingent financial restructuring plan is based on actions that we would take, in addition to those indicated in our adjusted business strategy, to reduce our operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and scaling back less profitable businesses. No assurance can be given that we will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay the subordinated debentures when due.

         We intend to meet our obligation to repay such debt and interest as it matures with cash flow from operations, cash flows from interest-only strips and cash generated from additional debt financing. To the extent that we fail to maintain our credit facilities or obtain alternative financing on acceptable terms and increase our loan originations, we may have to sell loans earlier than intended and further restructure our operations, which could further hinder our ability to repay the subordinated debt when due.

         The weighted-average interest rate on subordinated debt we issued in the month of September 2003 was 8.41%, compared to debt issued in the month of June 2003, which had a weighted-average interest rate of 7.49%. Debt issued at our peak rate, which was in February 2001, was at a rate of 11.85%. Our ability to maintain the rates offered on subordinated debt, or limit increases in rates offered, depends on our financial condition, liquidity, future results of operations, market interest rates and competitive factors among other circumstances. The weighted average remaining maturity of our subordinated debt at September 2003 was 19.9 months compared to 19.5 months at June 2003.

         Sales into special purpose entities and off-balance sheet facilities. We rely significantly on access to the asset-backed securities market through securitizations to provide permanent funding of our loan production. We may also retain the right to service the loans. Residual cash from the loans after required principal and interest payments are made to the investors provides us with cash flows from our interest-only strips. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debt and our operating cash needs. See "--Off-Balance Sheet Arrangements" for further detail of our securitization activity and effect of securitizations on our liquidity and capital resources.

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

         In February 2003, we awarded 2,000 shares of our common stock to each of Warren E. Palitz and Jeffrey S. Steinberg as newly appointed members of our Board of Directors.

         We employ members of the immediate family of two of our executive officers (one of whom is also a director) in various executive and other positions. We believe that the salaries we pay these individuals are competitive with salaries paid to other employees in similar positions in our organization and in our industry.

         In fiscal 2003, Lanard & Axilbund, Inc., a real estate brokerage and management firm in which our Director, Mr. Sussman, was a partner and is now Chairman Emeritus, acted as our agent in connection with the lease of our new corporate office space. As a result of this transaction, Lanard & Axilbund, Inc. has received a commission from the landlord of the new corporate office space which we believe to be consistent with market and industry standards. Additionally, as part of our agreement with Lanard & Axilbund, Inc., they have reimbursed us for some of our costs related to finding new office space including some of our expenses related to legal services, feasibility studies and space design.

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

       September 30, 2003:                              Delinquencies
       ----------------------------------------------------------------------
                                                          Amount       %
                                           ----------------------------------
       On-balance sheet loan and lease
            receivables..................  $  164,108   $ 11,825      7.21%
       Securitized loan and lease
         receivables.....................   2,807,692    256,624      9.14%
                                           ----------   --------
       Total Managed Portfolio...........  $2,971,800   $268,449      9.03%
                                           ==========   ========

       On-balance sheet REO..............  $    4,566
       Securitized REO...................      21,486
                                           ----------
       Total Managed REO.................  $   26,052
                                           ==========

        June 30, 2003:                                     Delinquencies
        ------------------------------------------------------------------------
                                                               Amount       %
                                                       -------------------------
        On-balance sheet loan and lease
             receivables..................    $  265,764    $  5,412     2.04%
        Securitized loan and lease
          receivables.....................     3,385,310     223,658     6.61%
                                              ----------    --------
        Total Managed Portfolio...........    $3,651,074    $229,070     6.27%
                                              ==========    ========

        On-balance sheet REO..............    $    4,776
        Securitized REO....................       23,224
                                              ----------
        Total Managed REO.................    $   28,000
                                              ==========


        March 31, 2003:                                    Delinquencies
        ------------------------------------------------------------------------
                                                               Amount       %
                                                       -------------------------
        On-balance sheet loan and lease
         receivables......................    $   51,347   $   5,992    11.67%
        Securitized loan and lease
         receivables.......................    3,426,458     214,100     6.25%
                                              ----------   ---------    ------
        Total Managed Portfolio...........    $3,477,805   $ 220,092     6.33%
                                              ==========   =========    ======

        On-balance sheet REO..............    $    6,348
        Securitized REO....................       28,862
                                              ----------
        Total Managed REO.................    $   35,210
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

         We continue to lease some office space in Bala Cynwyd under a five-year lease expiring in November 2004 at an annual rental of approximately $0.7 million. We perform loan servicing and collection activities at this office, but expect to relocate these activities to our Philadelphia office.

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

Recent Accounting Pronouncements

         In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," referred to as FIN 46 in this document. FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. Special Purpose Entity (SPE) is one type of entity, which under certain circumstances may qualify as a variable interest entity. Although we use unconsolidated SPEs extensively in our loan securitization activities, the guidance will not affect our current consolidation policies for SPEs as the guidance does not change the guidance incorporated in SFAS No. 140 which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46 will therefore have no effect on our financial condition or results of operations and would not be expected to affect it in the future. In March 2003, the FASB announced that it is reconsidering the permitted activities of a qualifying SPE. We cannot predict whether the guidance will change or what effect, if any, changes may have on our current consolidation policies for SPEs. In October, 2003 the FASB announced that it was deferring implementation of FIN 46 for all variable Interest Entities that were created before February 1, 2003 until the quarter ended December 31, 2003. The requirements of Interpretation of FIN 46 apply immediately to variable interest entities created after January 31, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," referred to as SFAS No. 149 in this document. SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS No. 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS No. 149 do not affect the Company's current accounting for derivative instruments or hedging activities and therefore will have no effect on the Company's financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," referred to as SFAS No. 150 in this document SFAS No. 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable shares and obligations to repurchase the issuer's equity shares, as liabilities. The guidance is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company does not have any instruments with such characteristics and does not expect SFAS No. 150 to have a material impact on the financial condition or results of operations.

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

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The case consisted of three purported class action counts and two individual counts. The plaintiff alleged that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. In November 2002 the Illinois Federal District Court dismissed the three class action counts and an agreement in principle was reached in August 2003 to settle the matter. The terms of the settlement have been finalized and the action was dismissed on September 23, 2003. The matter did not have a material effect on our consolidated financial position or results of operations. Our lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities, in addition to the Calvin Hale action described above. Due to our current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on our consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and because the ultimate resolution of these proceedings are influenced by factors outside of our control, our estimated liability under these proceedings may change or actual results may differ from our estimates.

         Additionally, court decisions in litigation to which we are not a party may also affect our lending activities and could subject us to litigation in the future. For example, in Glukowsky v. Equity One, Inc., (Docket No. A-3202 -
01T3), dated April 24, 2003, to which we are not a party, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey. This case has been appealed to the New Jersey Supreme Court which has agreed to hear this case. We expect that, as a result of the publicity surrounding predatory lending practices and this recent New Jersey court decision regarding the Parity Act, we may be subject to other class action suits in the future.

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

         We received a civil subpoena dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Exhibits

  Exhibit
  Number                                Description
-----------------  -------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K

10.1 Letter, dated August 21, 2003 from JPMorgan Chase Bank to American Business Credit, Inc., HomeAmerican Credit, Inc., American Business Mortgage Services, Tiger Relocation Company, ABFS Residual 2002, Inc. and American Business Financial Services, Inc. regarding waiver of financial covenant in 3/02 Senior Secured Credit Agreement dated as of March 15, 2002. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.2 Waiver and Amendment Number Two to the Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc. dated August 20, 2003 and Letter dated as of August 20, 2003 from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.3 Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Credit, Inc., American Business Financial Services, Inc. and JPMorgan Chase Bank. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.4 Indenture, dated September 22, 2003 between ABFS Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as Indenture Trustee, with Appendix I, Defined Terms. (Incorporated by reference to Exhibit
         10.4 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.5 Trust Agreement, dated as of September 22, 2003, by and between ABFS Bala Pointe, Inc., as Depositor and Wilmington Trust Company, as Owner Trustee. (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.6 ABFS Mortgage Loan Warehouse Trust 2003-1 Secured Notes Series 2003-1 Purchase Agreement. (Incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.7 Commitment letter dated September 22, 2003 addressed to American Business Financial Services Inc. from Chrysalis Warehouse Funding, LLC. (Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.8 Fee letter dated September 22, 2003 addressed to American Business Financial Services, Inc. and Chrysalis Warehouse Funding, LLC from Clearwing Capital, LLC. (Incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed on September 25,
         2003).

10.9 9/03 Amendment to Senior Secured Credit Agreement dated as of September 22, 2003 among American Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank and other vendor parties thereto. (Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.10 Extension of the Expiration Date, dated September 30, 2003, under the Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc. from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.11 First Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated September 30, 2003, between American Business Credit, Inc., American Business Mortgage Services, Inc. and HomeAmerican Credit, Inc. and Residential Funding Corporation. (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.12 Waiver, dated September 30, 2003, to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee. (Incorporated by reference to Exhibit
         10.13 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.13 Term-to-Term Servicing Agreement, Waiver and Consent, dated as of September 30, 2003, between American Business Credit, Inc., MBIA Insurance Corporation as Note Insurer and JP Morgan Chase Bank as Trustee. (Incorporated by reference to Exhibit 10.14 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.14 Mortgage Loan Purchase and Interim Servicing Agreement, dated July 22, 2003, among DLJ Mortgage Capital, Inc., American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. (Incorporated by reference to Exhibit 10.107 of the 2003 Form 10-K).

10.15 Waiver to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as Indenture Trustee.

31.1     Chief Executive Officer's Certificate

31.2     Chief Financial Officer's Certificate

32.1     Certification pursuant to Section 906 of the Sarbanes Oxley Act of
         2002.

Reports on Form 8-K -

The following current reports on Form 8-K were filed or furnished to the SEC during the quarter ended September 30, 2003 or thereafter:

July 18, 2003 - (Item 5) regarding anticipated loss on results of operations for the fiscal year ended June 30, 2003.

September 23, 2003 - regarding press release dated Tuesday, September 23,
              2003 announcing loss on results of operations for the fiscal year ended June 30, 2003.

September 25, 2003 - (Item 5) regarding short term liquidity and remedial steps taken in light of loss on results of operations for the fiscal year ended June 30, 2003.

October 16, 2003 - (Item 5) announcing a definitive agreement to enter into a
              $250 million credit facility to fund loan originations.

October 24, 2003 - (Item 5) announcing refinancing through a mortgage conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility and the refinancing of an additional $133.0 million of mortgage loans previously held in other warehouse facilities.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.

DATE:    November 5, 2003           By: /s/  Albert W. Mandia
                                    ------------------------------------
                                    Albert W. Mandia
                                    Executive Vice President and Chief Financial
                                    Officer

                                  EXHIBIT INDEX

  Exhibit
  Number                           Description
------------------------------------------------------------------------------

10.1 Letter, dated August 21, 2003 from JPMorgan Chase Bank to American Business Credit, Inc., HomeAmerican Credit, Inc., American Business Mortgage Services, Tiger Relocation Company, ABFS Residual 2002, Inc. and American Business Financial Services, Inc. regarding waiver of financial covenant in 3/02 Senior Secured Credit Agreement dated as of March 15, 2002. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.2 Waiver and Amendment Number Two to the Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc. dated August 20, 2003 and Letter dated as of August 20, 2003 from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.3 Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Credit, Inc., American Business Financial Services, Inc. and JPMorgan Chase Bank. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.4 Indenture, dated September 22, 2003 between ABFS Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as Indenture Trustee, with Appendix I, Defined Terms. (Incorporated by reference to Exhibit
         10.4 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.5 Trust Agreement, dated as of September 22, 2003, by and between ABFS Bala Pointe, Inc., as Depositor and Wilmington Trust Company, as Owner Trustee. (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.6 ABFS Mortgage Loan Warehouse Trust 2003-1 Secured Notes Series 2003-1 Purchase Agreement. (Incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.7 Commitment letter dated September 22, 2003 addressed to American Business Financial Services Inc. from Chrysalis Warehouse Funding, LLC. (Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.8 Fee letter dated September 22, 2003 addressed to American Business Financial Services, Inc. and Chrysalis Warehouse Funding, LLC from Clearwing Capital, LLC. (Incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed on September 25,
         2003).

10.9 9/03 Amendment to Senior Secured Credit Agreement dated as of September 22, 2003 among American Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank and other vendor parties thereto. (Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K filed on September 25, 2003).

10.10 Extension of the Expiration Date, dated September 30, 2003, under the Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc. from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.11 First Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated September 30, 2003, between American Business Credit, Inc., American Business Mortgage Services, Inc. and HomeAmerican Credit, Inc. and Residential Funding Corporation. (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.12 Waiver, dated September 30, 2003, to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee. (Incorporated by reference to Exhibit
         10.13 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.13 Term-to-Term Servicing Agreement, Waiver and Consent, dated as of September 30, 2003, between American Business Credit, Inc., MBIA Insurance Corporation as Note Insurer and JP Morgan Chase Bank as Trustee. (Incorporated by reference to Exhibit 10.14 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.14 Mortgage Loan Purchase and Interim Servicing Agreement, dated July 22, 2003, among DLJ Mortgage Capital, Inc., American Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. (Incorporated by reference to Exhibit 10.107 of the 2003 Form 10-K).

10.15 Waiver to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as Indenture Trustee.


31.1     Chief Executive Officer's Certificate

31.2     Chief Financial Officer's Certificate

32.1     Certification pursuant to Section 906 of the Sarbanes Oxley Act of
         2002.