Form 10-K/A
period 2003-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2003-12-11
CIK 772349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-K/A

                                (Amendment No. 2)

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

             (Exact name of registrant as specified in its charter)

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] YES [ ] NO

         The aggregate market value of the registrant's common stock, $.001 par value per share, held by non-affiliates of the registrant based on the price at which the common stock last sold as of June 30, 2003 was $8.4 million.

         The number of shares outstanding of the registrant's sole class of common stock as of September 23, 2003 was 2,946,892 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

                                     PART I

Item 1. Business

Forward Looking Statements

         Some of the information in this Annual Report on Form 10-K/A ("Form 10-K/A") may contain forward-looking statements. You can identify these statements by words or phrases such as "will likely result," "may," "are expected to," "will continue to," "is anticipated," "estimate," "believe," "projected," "intends to" or other similar words. These forward-looking statements regarding our business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in those statements. Forward-looking statements involve risks and uncertainties described under "Risk Factors" as well as other portions of this Form 10-K/A, which could cause our actual results to differ materially from historical earnings and those presently anticipated. When considering forward-looking statements, you should keep these risk factors in mind as well as the other cautionary statements in this Form 10-K/A. You should not place undue reliance on any forward-looking statement.

General

         We are a diversified financial services organization operating predominantly in the eastern and central portions of the United States. Through our principal direct and indirect subsidiaries, we originate, sell and service fixed interest rate:

         o mortgage loans, secured by first and second mortgages on one-to-four family residences, which may not satisfy the eligibility requirements of Fannie Mae, Freddie Mac or similar buyers and which we refer to in this document as home equity loans; and

         o loans to businesses, subject to market conditions in the secondary loan market, secured by real estate and other business assets, which we refer to in this document as business purpose loans.

         We also process and purchase home equity loans through our Bank Alliance Services program. Through this program, we purchase home equity loans from other financial institutions and hold these loans as available for sale until they are sold in connection with a future securitization or whole loan sale. See "--Lending Activities -- Home Equity Loans."

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

Our loan servicing and collection activities are performed at our Bala Cynwyd, Pennsylvania office, but are expected to relocate to our Philadelphia, Pennsylvania office. See "--Lending Activities."

         We sell substantially all of the loans we originate on a quarterly basis through a combination of securitizations and the sale of loans with servicing released, which we refer to as whole loan sales. When we securitize loans, we may retain interests in the securitized loans in the form of interest-only strips and servicing rights, which we refer to as our securitization assets. In addition, we offer subordinated debt securities to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations (including repurchases of delinquent assets from securitization trusts), investments in systems and technology and for general corporate purposes.

         We were incorporated in Delaware in 1985 and began operations as a finance company in 1988, initially offering business purpose loans to customers whose borrowing needs we believed were not being adequately serviced by commercial banks. Since our inception, we have significantly expanded our product line and geographic scope and currently have licenses to offer our home equity loan products in 44 states.

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


         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC's web site, www.sec.gov.

         The information on the web sites listed above, is not and should not be considered part of this Form 10-K/A and is not incorporated by reference in this document. These web sites are and are only intended to be inactive textual references.

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

                           Stephen M. Giroux, Esquire
                   American Business Financial Services, Inc.
                              100 Penn Square East
                             Philadelphia, PA 19107
                                 (215) 940-4000

Recent Developments

         Current Financial Position and Future Liquidity Issues. On November 20, 2003, we had cash of approximately $25.0 million and up to $408.8 million available under our new credit facilities described below. We can only use advances under these new credit facilities to fund loan originations and not for any other purposes. The combination of our current cash position and expected sources of operating cash over the second and third quarters of fiscal 2004 may not be sufficient to cover our operating cash requirements.

         For the next three to six months, we intend to augment our sources of operating cash with proceeds from the issuance of subordinated debt that we offer in a public offering pursuant to our prospectus, dated November 7, 2003. In addition to repaying maturing subordinated debt, proceeds from the issuance of subordinated debt will be used to fund overcollateralization requirements in connection with our loan originations and fund our operating losses. Under the terms of our credit facilities, our credit facilities will advance us 75% to 97% of the value of loans we originate. As a result of this limitation, we must fund the difference between the loan value and the advances, which we refer to as the overcollateralization requirement, from our operating cash.

         Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our continuing operations. Several recent events negatively impacted our short-term liquidity and contributed to our losses for fiscal 2003 and the first quarter of fiscal 2004, including our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004 and our inability to draw down upon the expiration of several credit facilities. In addition, our temporary discontinuation of sales of new subordinated debt for approximately a six week period during the first quarter of fiscal 2004 further impaired our liquidity.

         We incurred operating losses of $29.9 million and $26.3 million for the year ended June 30, 2003 and the quarter ended September 30, 2003, respectively. In addition, we anticipate incurring operating losses through at least the third quarter of fiscal 2004.

         As a result of these liquidity issues, since June 30, 2003, we substantially reduced our loan origination volume. From July 1, 2003 through September 30, 2003, we originated $124.1 million of loans which represents a significant reduction as compared to originations of $370.7 million of loans for the same period in fiscal 2003. As a result of our inability to originate loans at previous levels, the relationships our subsidiaries have or were developing with their brokers were adversely impacted and we lost a significant number of our loan origination employees. We anticipate that we will need to increase our loan originations to approximately $700.0 million to $800.0 million per quarter to return to profitable operations. Our short-term plan to achieve these levels of loan originations includes replacing the loan origination employees we recently lost and creating an expanded broker initiative described under "-- Business Strategy." Beyond the short-term, we expect to increase originations through the application of the business strategy adjustments discussed below. Our ability to achieve those levels of loan originations could be hampered by our failure to implement our short-term plans and funding limitations expected during the start up of our new credit facilities.

         As of September 30, 2003, we had total indebtedness of approximately $797.0 million, comprised of amounts outstanding under our credit facilities, warehouse lines, subordinated debt and capitalized lease obligations. Of this amount, $109.4 million of outstanding debt was senior in right of payment to the debt securities offered by our prospectus, dated November 7, 2003, and $687.6 million constitutes unsecured debt which ranks equal in right of payment to the debt securities offered by such prospectus.

         The following table compares our secured and senior debt obligations and unsecured subordinated debt obligations at September 30, 2003 to assets which are available to repay those obligations (in thousands):

                                              Secured and            Unsecured
                                              Senior Debt          Subordinated
                                             Obligations(a)            Debt              Total Debt
                                            ---------------      ----------------     ---------------
Outstanding debt obligations............    $       109,410      $        687,585     $       796,995
                                            ===============      ================     ===============
Assets available to repay debt(a):
    Cash................................    $            --      $         17,640     $        17,640 (b)
    Loans...............................            123,230 (c)            39,458             162,688
    Interest-only strips................                 --               545,583(a)          545,583 (a)(d)
    Servicing rights....................                 --               106,072             106,072 (d)
                                            ---------------      ----------------     ---------------
    Total assets available..............    $       123,230      $        708,753     $       831,983
                                            ===============      ================     ===============

(a) Security interests under the terms of the $250.0 million credit facility entered into subsequent to September 30, 2003 are not included in this table. This $250.0 million credit facility will be secured by loans when funded under this facility. At November 20, 2003, there was $14.8 million advanced under this facility with $15.5 million of loans securing the advance. In addition, interest-only strips secure obligations in an amount not to exceed 10% of the outstanding principal balance under this facility and fees and obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility was utilized, the maximum amount secured by interest-only strips would be approximately $60.0 million.
(b) The amount of cash reflected in this table exclude restricted cash balances of $9.6 million at September 30, 2003.
(c) Reflects the amount of loans specifically pledged as collateral against our advances under our credit facilities.
(d) Reflects the fair value of our interest-only strips and servicing rights at September 30, 2003.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K referred to as Management's Discussion and Analysis of Financial Condition and Results of Operations in this document, for information regarding our capital resources. In addition, see "Risk Factors -- The amount of our outstanding debt could impair our financial condition, our ability to fulfill our debt obligations and repay the subordinated debt which would negatively impact the value of our common stock."

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

         Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 was the result of our investment bankers' decision in late June not to underwrite the contemplated June 2003 securitization transaction. Management believes that a number of factors contributed to this decision, including a highly-publicized lawsuit finding liability of an underwriter in connection with the securitization of loans for another unaffiliated subprime lender, an inquiry by the U.S. Attorney's Office in Philadelphia regarding our forbearance practices, an anonymous letter regarding us received by our investment bankers, the SEC's recent enforcement action against another unaffiliated subprime lender related to its loan restructuring practices and related disclosure, a federal regulatory agency investigation of practices by another subprime servicer and our investment bankers' prior experience with securitization transactions with non-affiliated originators. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. On October 14, 2003, we entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities" for information regarding the terms of these facilities and "Risk Factors -- If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due which would negatively impact the value of our common stock."

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

         To the extent that we fail to maintain our credit facilities or obtain alternative financing on acceptable terms and increase our loan originations, we may have to sell loans earlier than intended and further restructure our operations. While we currently believe that we will be able to restructure our operations, if necessary, we cannot assure you that such restructuring will enable us to attain profitable operations or repay the subordinated debt when due. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising additional equity, seeking to convert a portion of our subordinated debt to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets. See "Risk Factors -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt and negatively impact the value of our common stock" and "-- If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due which would negatively impact the value of our common stock."

         Business Strategy Adjustments. Our adjusted business strategy focuses on a shift from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. During the second and third quarters of fiscal 2004, we intend to replace the loan origination employees we recently lost and create an expanded broker initiative in order to increase loan originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Business Strategy" for information regarding adjustments to our business strategy.

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

         In addition to the adjustments to our business strategy described above, in the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debenture maturities and vendor payments.

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

         Credit Facilities, Pooling and Servicing Agreements and Waivers Related to Financial Covenants. As a result of the loss experienced during fiscal 2003, we failed to comply with the terms of certain of the financial covenants under two of our principal credit facilities at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million) and we requested and obtained waivers of these requirements from our lenders. We subsequently paid off the $200.0 million credit facility (which had been reduced to $50.0 million) in the October 16, 2003 refinancing described under " -- Remedial Steps Taken to Address Liquidity Issues."

         We also requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants and other requirements as of September 30, 2003 in light of the loss for the first quarter of fiscal 2004 and our liquidity issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities" for additional information regarding the waivers or amendments obtained.

         In addition, as a result of our non-compliance at September 30, 2003 with the net worth requirements contained in several of our Pooling and Servicing Agreements, we requested and obtained waivers of our non-compliance with these requirements. We received a written waiver from one bond insurer and a verbal waiver of our non-compliance with a financial covenant (with written documentation pending) from another bond insurer on several other Pooling and Servicing Agreements. We cannot assure you that we will be able to obtain this waiver in writing or whether the terms of the written waiver will impose any conditions on us. See "Risk Factors -- Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations, or fail to meet minimum net worth requirements or financial covenants which could hinder our ability to operate profitably and impair our ability to repay our subordinated debt which would negatively impact the value of our common stock."

         The terms of our new $200.0 million credit facility, as amended, require, among other things, that our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003 and that we have a minimum net worth of $25.0 million at October 31, 2003 and November 30, 2003. We obtained a waiver from the lender under this $200.0 million facility which extends the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. This lender also agreed to waive our required minimum net worth level at October 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities" and "Risk Factors -- Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility, limit our ability to operate profitably and our ability to repay our subordinated debt may be impaired which could negatively impact the value of our common stock."

         Because we anticipate incurring losses through at least the third quarter of fiscal 2004, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers as a result of our non-compliance with financial covenants. We cannot assure you as to whether or in what form we will obtain these waivers.

         Civil Subpoena from the U.S. Attorney's Office. We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. The subpoena requests that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003: (i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and (iii) agreements to sell or otherwise transfer mortgage loans (including, but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which we sold or transferred mortgage loans, any instance in which we did not service or act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans. We have directed our attorneys to cooperate fully with this inquiry. To date, we have provided the U.S. Attorney's Office with an initial set of documents within the scope of the subpoena. Currently, this inquiry appears to focus on our practices relating to obtaining forbearance agreements from delinquent borrowers who would otherwise be subject to foreclosure. Because the inquiry is at a preliminary stage, we cannot reach any conclusions about the ultimate scope of the inquiry or the potential liability or financial consequences to us at this time.

         To the extent management fails to resolve this matter, the ongoing review by the U.S. Attorney's Office could limit our ability to engage in publicly underwritten securitization transactions or otherwise sell or service our loans. In addition, the U.S. Attorney's inquiry could reduce sales of subordinated debt upon which we rely to fund our operations and limit our ability to obtain additional credit facilities, which we need for the implementation of our business strategy. Furthermore, the U.S. Attorney could impose sanctions or otherwise restrict our ability to restructure loans, which could negatively impact our profitability and our ability to repay the subordinated debt. See " -- Regulation."

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

         o Reducing the cost of loan originations. We have implemented plans to:

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


Subsidiaries

         As a holding company, our activities have been limited to:

         o    holding the shares of our subsidiaries; and

         o raising capital for use in the subsidiaries' lending and loan servicing operations.

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

         HomeAmerican Credit, Inc. a Pennsylvania corporation incorporated in 1991, originates, purchases, sells and services home equity loans. HomeAmerican Credit, Inc. acquired Upland Mortgage Corp. in 1996 and since that time has conducted business as "Upland Mortgage." HomeAmerican Credit, Inc. also administers the Bank Alliance Services program. See "-- Lending Activities -- Home Equity Loans."

         American Business Mortgage Services, Inc., a New Jersey corporation organized in 1938 and acquired by us in October 1997, originates, purchases, sells and services home equity loans.

         Tiger Relocation Company, a Pennsylvania corporation, was incorporated in 1992 to hold, maintain and sell real estate properties acquired due to the default of a borrower under the terms of our loan documents.

         We also have numerous special purpose subsidiaries that were incorporated solely to facilitate our securitizations and off-balance sheet mortgage conduit facilities. None of these corporations engage in any business activity other than holding the subordinated certificate, if any, and the interest-only strips created in connection with completed securitizations. See "-- Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations." We also utilize special purpose entities in connection with our financing activities, including credit facilities. We also have several additional subsidiaries that are inactive or not significant to our operations.

         The following chart sets forth our basic organizational structure and our primary subsidiaries.(a)

                      ------------------------------------
                           AMERICAN BUSINESS FINANCIAL
                                  SERVICES, INC.
                      ------------------------------------
                                 Holding company
                      Issues subordinated debt securities
                      ----------------|-------------------
                                      |
                                      |
                      ----------------|-------------------
                         AMERICAN BUSINESS CREDIT, INC.
                      ------------------------------------
                    Originates, sells and services business
                  purpose loans and services home equity loans
                      ----------------|-------------------
                                      |
        |-----------------------------|------------------------|
        |                             |                        |
--------|------------    -------------|-------------    -------|--------
     AMERICAN                    HOMEAMERICAN                TIGER
     BUSINESS                    CREDIT, INC.             RELOCATION
     MORTGAGE                       D/B/A                   COMPANY
   SERVICES, INC.                  UPLAND
                                  MORTGAGE
---------------------    ---------------------------   ----------------
     Originates,                Originates,            Holds, maintains
  purchases, sells          purchases, sells and           and sells
   and services                services home            foreclosed real
    home equity              equity loans and               estate
      loans                  administers the
                              Bank Alliance
                             Services program
---------------------    ---------------------------   ----------------

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

         Business Purpose Loans. Through our subsidiary, American Business Credit, Inc., and subject to market conditions in the secondary loan market, we originate business purpose loans predominantly in the eastern and central portions of the United States through a network of salespeople, loan brokers and through our business loan web site. We focus our marketing efforts on small businesses that do not meet all of the credit criteria of commercial banks and small businesses that our research indicates may be predisposed to using our products and services.

         We originate business purpose loans to corporations, partnerships, sole proprietors and other business entities for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition, tax payments and debt-consolidation. We do not target any particular industries or trade groups and, in fact, take precautions against a concentration of loans in any one industry group. All business purpose loans generally are collateralized by a first or second mortgage lien on a principal residence of the borrower or a guarantor of the borrower or some other parcel of real property, such as office and apartment buildings and mixed use buildings, owned by the borrower, a principal of the borrower, or a guarantor of the borrower. In most cases, these loans are further collateralized by personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets. Prior to the fourth quarter of fiscal 2003, we generally securitized business purpose loans subsequent to their origination. Under our business strategy, we intend to reduce the level of business purpose loans that we will originate, and are currently not originating these loans, however, we will continue to originate business purpose loans to meet demand in the whole loan sale and securitization markets. See "-- Business Strategy."

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

         Generally, we compute interest due on our outstanding business purpose loans using the simple interest method. We generally impose a prepayment fee. Although prepayment fees imposed vary based upon applicable state law, the prepayment fees on our business purpose loan documents can be a significant portion of the outstanding loan balance. Whether a prepayment fee is imposed and the amount of such fee, if any, is negotiated between the individual borrower and American Business Credit, Inc. prior to closing of the loan. We may waive the collection of a prepayment fee, if any, in the event the borrower refinances a business loan with us.

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

Additionally, in a recent decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. Although this New Jersey decision is on appeal to the New Jersey Supreme Court which could overrule the decision, we are currently evaluating its impact on our future lending activities and results of operations.

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

Marketing Strategy


         Historically, we concentrated our marketing efforts for home equity loans primarily on credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. Although we still intend to lend to credit-impaired borrowers under our business strategy, we intend to broaden our mortgage loan product line to include adjustable-rate and alt-A mortgage loans and to offer competitive interest rates in order to appeal to a wider range of customers. See "-- Business Strategy" and "Risk Factors -- Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio, which could hinder our ability to operate profitably, impair our ability to repay our subordinated debt and negatively impact the value of our common stock."


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

         Our marketing efforts for home equity loans are focused on the eastern and central portions of the United States with plans to expand to the western portion of the United States. We previously utilized branch offices in various states to market our loans. Effective June 30, 2003, we no longer originate loans through retail branch offices. Loan processing and underwriting procedures are performed at our centralized operating office located in Philadelphia, Pennsylvania and a small processing center in Roseland, New Jersey. Our centralized operating office relocated from Bala Cynwyd, Pennsylvania on July 7, 2003.

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

         We market business purpose loans through various forms of advertising, including large direct mail campaigns, our business loan web site and a direct sales force and loan brokers, and have in the past used newspaper and radio advertising. Our commissioned sales staff, which consists of full-time salespersons, is responsible for converting advertising leads into loan applications. We use a proprietary training program involving extensive and on-going training of our lending officers. Our sales staff uses significant person-to-person contact to convert advertising leads into loan applications and maintains contact with the borrower throughout the application process. While we intend to reduce the level of business purpose loans that we will originate under our business strategy, we will continue to originate business purpose loans subject to market conditions in the whole loan sale and securitization markets. See "-- Business Strategy" and "-- Lending Activities -- Business Purpose Loans."

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


(a) Purchasers in the whole loan sale market generally do not accept "D" credit grade loans. As a result, we will also originate "C" credit grade loans, which are substantially similar to "D" credit grade loans except that the acceptable mortgage delinquency is limited to 90 days at time of loan closing.

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

(a) Purchasers in the whole loan sale market generally do not accept "D" credit grade loans. As a result, we will also originate "C" credit grade loans, which are substantially similar to "D" credit grade loans except that the acceptable mortgage delinquency is limited to 90 days at time of loan closing.

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

         As a result of these arrangements, we reset the contractual status of a loan in our managed portfolio from delinquent to current based upon the borrower's resumption of making their loan payments. Generally, a loan remains current after a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement), and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, the account will generally be declared in default and collection actions resumed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality -- Deferment and Forbearance Arrangements" for information regarding the impact of these arrangements on our operations. See also "-- Regulation -- Equal Credit Opportunity, Fair Credit Reporting Act and Other Laws" and "Risk Factors -- The inquiry regarding our forbearance practices by the U.S. Attorney could result in concerns regarding our loan servicing and limit our ability to sell or service our loans, sell subordinated debt, or obtain additional credit facilities, which would hinder our ability to operate profitably and repay our subordinated debt and negatively impact the value of our common stock."

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

         As the servicer of securitized loans, we are obligated to advance funds for scheduled interest payments that have not been received from the borrower unless we determine that our advances will not be recoverable from subsequent collections of the related loan payments. See "-- Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations." We are also required to compensate investors (without a right to reimbursement) for interest shortfall resulting from loan prepayments up to the amount of our servicing fee. See "Risk Factors -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock."

Securitizations

         We were unable to complete our typical quarterly securitization during the fourth quarter of fiscal 2003. Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 was the result of our investment bankers' decision in late June 2003 not to underwrite the contemplated June 2003 securitization transaction. Management believes that a number of factors contributed to this decision, including a highly-publicized lawsuit finding liability of an underwriter in connection with the securitization of loans for another unaffiliated subprime lender, an inquiry by the U.S. Attorney's Office in Philadelphia regarding our forbearance practices, an anonymous letter regarding us received by one of our investment bankers, the SEC's recent enforcement action against another unaffiliated subprime lender related to its loan restructuring practices and related disclosure, a federal regulatory agency investigation of practices by another subprime servicer and our investment bankers' prior experience with securitization transactions with non-affiliated originators.

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

         Securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the sale of a pool of financial assets, in our case loans, to a trust in exchange for cash and a retained interest in the securitized loans which is called an interest-only strip. The trust issues multi-class securities which derive their cash flows from a pool of securitized loans. These securities, which are senior to our retained interest-only strips in the trust, are sold to public or private investors. We may also retain servicing on securitized loans. See "-- Loan Servicing and Administrative Procedures."

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

         At times we elect to repurchase some delinquent loans from the securitization trusts, some of which may be in foreclosure. Repurchasing loans benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of residual or stepdown overcollateralization cash flows from our interest-only strips until the delinquencies or losses no longer exceed the triggers. We have the right, but are not obligated, to repurchase a limited amount of delinquent loans from securitization trusts. The purchase price of a delinquent loan is at the loan's outstanding contractual balance plus accrued and unpaid interest and unreimbursed servicing advances, however unpaid interest and unreimbursed servicing advances are returned to us by the trust. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. In addition, we elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery. See "Risk Factors -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock." See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations -- Trigger Management" for a description of the impact of these repurchases on our business.

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

Whole Loan Sales

         Our determination to engage in whole loan sales depends upon a variety of factors, including market conditions in the securitization markets and the secondary loan markets, profitability and cash flow considerations. In recent years, we experienced a decrease in our whole loan sales as a result of our decision to emphasize the securitization of additional loans, due to the favorable conditions we experienced in the securitization markets during those years and, to a lesser extent, our decision to de-emphasize conventional first mortgage loans which we primarily sold on a whole loan basis. Due to our inability to complete our typical quarterly securitization during the fourth quarter of fiscal 2003, we adjusted our business strategy from a predominantly publicly underwritten securitization strategy to a strategy focused on a combination of whole loan sales and securitizations. See "-- Business Strategy." In whole loan sale transactions, the gain on sale is generally significantly lower than the gains realized in securitization transactions, but we receive the gain in cash. Whole loan sales enable us to immediately generate cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining securitization assets. However, unlike securitizations, where we may retain the servicing rights and receive interest-only strips which generate future cash flows, whole loan sales are typically structured as a sale with servicing rights released and do not result in our receipt of interest-only strips. As a result, using whole loan sales more extensively in the future will reduce our income from servicing activities and limit the amount of securitization assets created.

Competition

         We have significant competition for home equity loans. We concentrate our marketing efforts for home equity loans on credit-impaired borrowers. Through Upland Mortgage and American Business Mortgage Services, Inc., we compete with banks, thrift institutions, mortgage bankers and other finance companies, which may have greater resources and name recognition. We attempt to mitigate these factors through a highly trained staff of professionals, rapid response to prospective borrowers' requests and by maintaining a relatively short average loan processing time. See "-- Business Strategy" for discussion of our emphasis on broadening our mortgage loan product line and offering competitive interest rates. In addition, we implemented our Bank Alliance Services program in order to generate additional loan volume. See "Risk Factors -- Competition from other lenders could adversely affect our ability to attain profitable operations and our ability to repay our subordinated debt may be impaired and the value of our common stock may be negatively impacted."

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

Risk Factors

Investors in our common stock or subordinated debt should carefully consider these risk factors together with all of the information contained in this Form 10-K/A and incorporated by reference in this 10-K/A which could impact the value of our common stock.

If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debt when due which would negatively impact the value of our common stock.

         Our inability to complete our typical publicly underwritten quarterly securitization during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, and our loss for fiscal 2003 and for the first quarter of fiscal 2004 adversely impacted our short-term liquidity position and resulted in our inability to comply with financial covenants contained in our credit facilities. The expiration of our $300.0 million mortgage conduit facility and the temporary discontinuation of the sale of new subordinated debentures for approximately a six week period during the first quarter of fiscal 2004 also adversely impacted our short-term liquidity position.

         Although we obtained two new credit facilities totaling $450.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debt.

         Our ability to obtain alternative sources of financing may be limited to the extent we have agreed to pledge our interest-only strips and residual interests, which represent a significant amount of our assets, to secure the $250.0 million credit facility and by our current financial situation. To the extent that we are not successful in maintaining, replacing or obtaining alternative financing sources on acceptable terms, we may have to limit our loan originations, sell loans earlier than intended and further restructure our operations under our adjusted business plan. Limiting our originations or earlier sales of our loans could prevent us from operating profitably and restrict our ability to repay our subordinated debt. Likewise, there can be no assurance that we can successfully implement our adjusted business plan, if necessary, or that the assumptions underlying the adjusted business plan can be achieved. Our failure to successfully implement our adjusted business strategy, if necessary, would impair our ability to operate profitably and repay the subordinated debt. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising additional equity, seeking to convert a portion of our subordinated debt to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets.

         In the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debenture maturities and vendor payments.

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

Even if we are able to obtain adequate financing, our inability to securitize our loans could hinder our ability to operate profitably in the future and repay our subordinated debt when due which would negatively impact the value of our common stock.

         Since 1995, we have relied on the quarterly securitization of our loans to generate cash for the repayment of our credit facilities and the origination of additional loans. Our inability to complete our typical publicly underwritten quarterly securitization during the fourth quarter of 2003 and the first quarter of fiscal 2004 and the significant net pre-tax valuation adjustments to our securitization assets resulted in losses of $29.9 million for fiscal 2003 and $26.3 million for the first quarter of fiscal 2004, and contributed to our shift in focus to less profitable whole loan sales. The loss resulted in our inability to comply with certain financial covenants contained in our credit facilities. The loss and the expiration of our mortgage conduit facility adversely impacted our short-term liquidity position. The temporary discontinuation of subordinated debt sales further impaired our liquidity.

         Our continued inability to complete securitization transactions could result in losses during the next several quarters causing us to fail to comply with the financial covenants in our credit facilities, increase our reliance on less profitable whole loan sales which will require us to originate more loans to reach the same level of profitability as we experienced in securitization transactions, and increase our need for additional financing to fund our loan originations. Our continued inability to securitize our loans could result in us reaching our capacity under our existing credit facilities or require us to sell our loans when market conditions are less favorable and could cause us to incur a loss on the sale transaction. See " -- An interruption or reduction in the securitization or whole loan sale markets would hinder our ability to operate profitably and repay our subordinated debt when due, which could negatively impact the value of our common stock."

If we continue to experience losses, we may be unable to continue to meet the requirements for continued listing on the NASDAQ National Market System. If we are unable to meet these requirements, our common stock would be delisted from trading on the NASDAQ Stock Market which would negatively impact the value of our common stock and our ability to sell our subordinated debt which would have a materially adverse effect on our liquidity.

         Our common stock is listed on the NASDAQ National Market System. As a result, we are required to meet certain requirements established by the NASDAQ Stock Market in order to maintain this listing. These requirements include, among other things, maintenance of stockholders' equity of $10.0 million, a minimum bid price of $1.00 and a market value of publicly held shares of $5.0 million. If we continue to experience losses, our stockholders' equity may fall below the $10.0 million requirement for continued listing and NASDAQ could delist our common stock from trading on the NASDAQ National Market System. If we are delisted, we would lose some of our market makers making a market for our stock as well as existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our subordinated debt securities would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on the NASDAQ National Market System. If we were required to register our subordinated debt offering under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from state securities administrators. To the extent, our common stock were to be delisted from trading on the NASDAQ National Market System, the value of our common stock and our ability to sell our subordinated debt securities would be negatively impacted. The occurrence of these events would have a material adverse effect on our liquidity and our ability to repay our debt when due. See " -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt and negatively impact the value of our common stock."

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

         We obtain the funds to repay our subordinated debt at its maturity by securitizing our loans, selling whole loans, collecting cash from our securitization assets and selling additional notes. We may in the future generate cash flows by securitizing or selling interest-only strips and selling servicing rights generated in past securitizations. If we are unable in the future to securitize our loans, to sell whole loans, to realize cash flows from interest-only strips and servicing rights generated in past securitizations, or sell additional subordinated debt, our ability to repay our subordinated debt would be impaired, which would negatively impact the value of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could limit our ability to operate profitably and impair our ability to repay our subordinated debt which would negatively impact the value of our common stock.

         We generally retain interest-only strips and may retain servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon discount rates, prepayment and credit loss rate assumptions established by the management of our company. The value of our interest-only strips totaled $598.3 million and the value of our servicing rights totaled $119.3 million at June 30, 2003. Together, these two assets represent 61.9% of our total assets at June 30, 2003. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using discount rate, prepayment rate and credit loss rate assumptions established by us. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment, consisting of a corresponding reduction in pre-tax income or stockholders' equity or both in the period of adjustment. Adjustments to income could impair our ability to repay our subordinated debt. During fiscal 2003, we recorded a write down of $63.3 million on our interest-only strips and servicing rights, which we collectively refer to in this document as our securitization assets. The write down consisted of a $45.2 million reduction of pre-tax income and an $18.1 million pre-tax reduction of stockholders' equity. The write down was mainly due to actual prepayment experience that was higher than our assumptions, but was reduced by the favorable valuation impact of reducing the discount rates used to value our securitization assets at June 30, 2003. During fiscal 2002, we recorded a write down of $44.1 million on our securitization assets, consisting of a $22.1 million reduction of pre-tax income and a $22.0 million pre-tax reduction of stockholders' equity due to actual prepayment experience that was higher than anticipated. We cannot predict with certainty what our future prepayment experience will be. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for information on the sensitivities of interest-only strips and servicing rights to changes in assumptions. In addition, our servicing rights (and the related fees) can be terminated under certain circumstances, such as failure to make required servicer payments, defined changes in control and reaching certain loss and delinquency levels on the underlying pool.

We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt and negatively impact the value of our common stock.

         For our ongoing operations, we depend upon frequent financings, including the sale of our unsecured subordinated debt and warehouse credit facilities or lines of credit. If we are unable to maintain, renew or obtain adequate funding under a warehouse credit facility, or other borrowings, including the sale of our subordinated debt, the lack of adequate funds would hinder our ability to operate profitably and restrict our ability to repay our subordinated debt upon maturity. During volatile times in the capital markets, access to financing has been severely constricted. On July 5, 2003, our $300.0 million mortgage conduit facility expired pursuant to its terms and was not renewed. In addition, further advances under a non-committed portion of one of our credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to no later than September 30, 2003. We entered into additional amendments to this credit facility which extended the expiration date until October 17, 2003. The loans held in this facility were transferred to the refinanced mortgage conduit described in this document.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility, which requires, among other things that we obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 which date was extended to October 8, 2003. This lender also waived our non-compliance with this requirement as a condition to the closing of the $250.0 million credit facility. In addition, on October 14, 2003, we entered into definitive agreements with a warehouse lender for a new $250.0 million credit facility to fund loan originations. See " -- Recent Developments." If we are unable to comply with the terms of these facilities, these lenders have the option to accelerate payment on these facilities and would have no further obligation to make additional advances under these facilities. Additionally, our ability to obtain alternative financing sources may be limited to the extent we have agreed to pledge our interest-only strips and residual interests, which represent a significant amount of our assets, to secure the $250.0 million credit facility and by our current financial condition. See " -- Recent Developments" for further discussion of these facilities.

         Although we obtained two new credit facilities totaling $450.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debt.

         We cannot assure you that we will be successful in maintaining, replacing or obtaining alternative financing sources necessary to fund our operations, and to the extent that we are not successful, we may have to limit our loan originations or sell loans earlier than intended and restructure our operations. As a result of our liquidity issues, since June 30, 2003, we substantially reduced our loan origination volume. Limiting our originations or earlier sales of loans could hinder our ability to operate profitably or result in losses and restrict our ability to repay our subordinated debt upon maturity. Our ability to repay our subordinated debt at maturity may depend, in part, on our ability to raise new funds through the sale of additional subordinated debt. As the servicer of securitized loans, we could also incur certain additional cash requirements with respect to the securitization trusts which could increase our dependence on borrowed funds to the extent funds from non-credit sources were unavailable. If this additional cash requirement were to arise at a time when our access to borrowed funds was restricted, our ability to repay some or all of the subordinated debt as it came due could be impaired. See " -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debenture maturities and vendor payments.

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

         Currently, our operations are not regulated or subject to examination in the same manner as commercial banks, savings banks and thrift institutions. Our operations are not subject to the stringent regulatory requirements imposed upon the operations of those entities and are not subject to periodic compliance examinations by federal banking regulators designed to protect investors. See " -- Regulation."

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

         We are also subject to examinations by state departments of banking or similar agencies in the 44 states where we are licensed or otherwise qualified with respect to originating, processing, underwriting, selling and servicing home equity loans. We are also subject to Federal Reserve Board, Federal Trade Commission, Department of Housing and Urban Development and other federal and state agency regulations related to residential mortgage lending, servicing and reporting. Failure to comply with these requirements can lead to, among other remedies, termination or suspension of licenses, rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. In addition, we are subject to review by state attorneys general and the U.S. Department of Justice and recently received a civil subpoena from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. See " -- The inquiry regarding our forbearance practices by the U.S. Attorney could result in concerns regarding our loan servicing and limit our ability to sell or service our loans, sell subordinated debt, or obtain additional credit facilities, which would hinder our ability to operate profitably and repay our subordinated debt and negatively impact the value of our common stock."

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

         Additionally, the United States Congress is currently considering a number of proposed bills or proposed amendments to existing laws, such as the "Ney - Lucas Responsible Lending Act of 2003" introduced on February 13, 2003 into the U.S. House of Representatives, which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are permitted to charge, including prepayment fees, restricting the terms we are permitted to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. See " -- Lending Activities" and " -- Regulation."

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

         We are also subject, from time to time, to private litigation, including actual and purported class action suits, resulting from alleged "predatory lending" practices. Our lending subsidiaries, including HomeAmerican Credit, Inc., which does business as Upland Mortgage, are involved in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities. For example, the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, was filed on behalf of borrowers in several states alleging that the charging of, and failure to properly disclose the nature of, a document preparation fee were improper under applicable state law and ultimately settled. Due to the inherent uncertainty in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, our estimated liability under these proceedings may change or actual results may differ from our estimates. We expect, that as a result of the publicity surrounding "predatory lending" practices, we may be subject to other class action suits in the future. See " -- Regulation."

         We have procedures and controls to monitor compliance with numerous federal, state and local laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or as a result of inadvertent errors, we may, from time to time, inadvertently violate these laws and regulations.

         More restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or we may be subject to additional litigation or governmental reviews of our lending practices which could hinder our ability to operate profitably and repay our subordinated debt, which could negatively impact the value of our common stock. See " -- Regulation."

The inquiry regarding our forbearance practices by the U.S. Attorney could result in concerns regarding our loan servicing and limit our ability to sell or service our loans, sell subordinated debt, or obtain additional credit facilities, which would hinder our ability to operate profitably and repay our subordinated debt and negatively impact the value of our common stock.

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

         Management believes the disclosure of the receipt of the civil subpoena, among other things, resulted in our investment bankers' decision not to underwrite our quarterly loan securitization. Our failure to complete quarterly securitizations contributed to our losses for fiscal 2003 and the first quarter of fiscal 2004. To the extent management is unsuccessful in resolving this matter, the ongoing review by the U.S. Attorney's Office could limit our ability to engage in publicly underwritten securitization transactions or otherwise sell or service our loans. In addition, the U.S. Attorney's inquiry could reduce sales of subordinated debt upon which we rely to fund our operations and limit our ability to obtain additional credit facilities, which are necessary in connection with the implementation of our business strategy. Furthermore, the U.S. Attorney could impose sanctions or otherwise restrict our ability to restructure loans, which could negatively impact our profitability and our ability to repay the subordinated debt, which would negatively impact the value of our common stock.

Lending to credit-impaired borrowers may result in higher delinquencies in our managed portfolio, which could hinder our ability to operate profitably, impair our ability to repay our subordinated debt and negatively impact the value of our common stock.

         We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. This type of borrower is commonly referred to as a subprime borrower. Loans made to these borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. Historically, we have experienced higher rates of delinquency on loans made to these credit-impaired borrowers as compared to delinquency rates experienced by banks on loans to borrowers who are not credit-impaired. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses in our managed portfolio could reduce the cash flow we receive from our securitization assets which would hinder our ability to operate profitably and could restrict our ability to repay our subordinated debt upon maturity, which would negatively impact the value of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Portfolio Quality" and " -- Lending Activities."

Delinquencies and prepayments in the pools of securitized loans could adversely affect the cash flow we receive from our interest-only strips, impair our ability to sell or securitize loans in the future and impair our ability to repay the subordinated debt and negatively impact the value of our common stock.

         Levels of delinquencies or losses in a particular securitized pool of loans, which exceed maximum percentage limits, or "triggers," set in the securitization agreement governing that pool, impact some or all of the cash that we would otherwise receive from our interest-only strips. If delinquencies or losses exceed maximum limits, the securitization trust withholds cash from our interest-only strips. The trust then uses the cash to repay outside investors, which reduces the proportionate interest of outside investors in the pool and results in additional overcollateralization. Additionally, for losses, the securitization trust utilizes cash from our interest-only strips to pay off investors. Our receipt of cash payments on the interest-only strip resumes when the additional overcollateralization created for outside investors meets specified targets or delinquency and loss rates for the pool of loans no longer exceed trigger levels. However, to adequately fund our ongoing operations during a period of suspended cash flow, we may need to borrow funds to replace the cash being withheld. The additional interest expense would hinder our ability to operate profitably and could impair our ability to repay subordinated debt as it matures and negatively impact the value of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations -- Trigger Management."

         We have the ability to repurchase a limited number of delinquent loans from securitized pools. This ability to repurchase loans enables us to avoid disruptions in securitization cash flows by repurchasing delinquent loans before trigger limits are reached, or to restore suspended cash flows by repurchasing sufficient delinquent loans to lower delinquency and loss rates below trigger limits. However, the repurchase of loans for this purpose, called "trigger management," would require funding from the same sources we rely on for our other cash needs and could require us to borrow additional funds. If funds were not available to permit us to repurchase these loans, our cash flow from the interest-only strips would be reduced and our ability to repay the subordinated debt could be impaired. Lack of liquidity in these circumstances could result in more pools reaching trigger levels, which, in turn, would further tighten liquidity. In addition, the additional interest expense resulting from additional outstanding debt would reduce our profitability and could impair our ability to repay subordinated debt as it matures. We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our profitability and restrict our ability to repay our subordinated debt and negatively impact the value of our common stock. See " -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our subordinated debt and negatively impact the value of our common stock."

         Prepayments by borrowers also make it more difficult for us to maintain delinquencies below trigger limits set in securitization agreements. By reducing current loans in a securitized pool, prepayments mathematically increase the percentage of delinquent loans remaining in the pool. The consequences resulting from either a suspension of cash flow or our repurchase of delinquent loans from the securitized pool could impair our ability to repay subordinated debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations -- Trigger Management," "Management's Discussion and Analysis of Financial Condition and Results of Operations --Managed Portfolio Quality" and " -- Lending Activities."

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

         o    the credit quality of our managed portfolio; and

         o    changes in federal tax laws.

         If we are not able to sell substantially all of the loans that we originate during the quarter in which the loans are made, we would likely not be profitable for the quarter. Any substantial impairment in the size or availability of the market for our loans could result in our inability to continue to originate loans and repay our subordinated debt upon maturity which would have a material adverse effect on our results of operations, financial condition and business prospects. If it is not possible or economical for us to complete a securitization or whole loan sale within favorable timeframes, we may exceed our capacity under our warehouse financing and lines of credit. We may be required to sell the accumulated loans at a time when market conditions for our loans are less favorable, and potentially to incur a loss on the sale transaction. If we cannot generate sufficient liquidity upon any such loan sale or through the sale of subordinated debt, we will be required to restrict or restructure our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and " -- Securitizations."

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

         Our adjusted business strategy seeks to increase our loan volume by broadening our loan product line, offering competitive interest rates and through further development of existing markets while maintaining our origination fees, underwriting criteria and the interest rate spread between loan interest rates and the interest rates we pay for capital. Implementation of this strategy will depend in large part on our ability to:

         o broaden our mortgage loan product line and increase originations of loans;

         o manage the mix of loans originated in order to maximize the timing and levels of advances under our credit facilities and to appeal to a broader group of borrowers;

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

         Our inability to achieve any or all of these factors could impair our ability to successfully implement our business strategy and successfully leverage our fixed costs which could hinder our ability to operate profitably, result in continued losses and impair our ability to repay our subordinated debt which would negatively impact the value of our common stock. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising additional equity, seeking to convert a portion of our subordinated debt to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets.

Changes in interest rates could negatively impact our ability to operate profitably and impair our ability to repay the subordinated debt and negatively impact the value of our common stock.

         Rising interest rates could reduce our overall profitability in one or more of the following ways:

         o reducing the demand for our loan products, which could reduce our profitability;

         o causing investors in asset-backed securities to increase the interest rate spread requirements and overcollateralization requirements for our future securitizations, which could reduce the profitability of our securitizations;

         o increasing interest rates required by purchasers of our loans in whole loan sales;

         o reducing the spread between the interest rates we receive on loans we originate and the interest rates we pay to fund the originations, which among other effects, increases our carrying costs for these loans during the period they are being pooled for securitization;

         o increasing the interest rates we must pay on our subordinated debt to attract investors at the levels we require to fund our operations;

         o increasing our interest expense on all sources of borrowed funds, such as subordinated debt, credit facilities and lines of credit, and could restrict our access to the capital markets;

         o negatively impacting the value and profitability of loans from the date of origination until the date we sell the loans;

         o reducing the spread between the average interest rate on the loans in a securitization pool and the pass-through interest rate to investors issued in connection with the securitization (This reduction in the spread occurs because interest rates on loans in a securitization pool are typically set over the three months preceding a securitization while the pass-through rate on securities issued in the securitization is based on market rates at the time a securitization is priced. Therefore, if market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor would reduce our profit on the sale of the loans. Any reduction in our profitability could impair our ability to repay our subordinated debt upon maturity.); and

         o increasing the cost of floating rate certificates issued in certain securitizations without a corresponding increase in the interest income of the underlying fixed rate loan collateral (This situation would reduce the cash flow we receive from the interest-only strips related to those securitizations and reduce the fair value or expected future cash flow of that asset as well. At June 30, 2003, floating interest rate certificates represented 3.5% of total debt issued by loan securitization trusts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Interest Rate Risk Management" for further discussion of the impact on our interest-only strips of interest rate changes in floating interest rate certificates issued by securitization trusts and outstanding debt issued by the securitization trusts.)

         Declining interest rates could reduce our profitability in one or more of the following ways:

         o subordinated debt with terms of one year or more which is not redeemable at our option represents an unfavorable source of borrowing in an environment where market rates fall below those paid on the subordinated debt (At June 30, 2003, $97.5 million in non-redeemable subordinated debt with maturities of greater than one year was outstanding.) and

         o a decline in market interest rates generally induces borrowers to refinance their loans, which are held in the securitization trusts, and could reduce our profitability (Prepayment levels in excess of our assumptions reduce the value of our securitization assets. A significant decline in market interest rates would increase the level of loan prepayments, which would decrease the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of the related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment which would result in a reduction in our profitability and could impair our ability to repay our subordinated debt. See "-- Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could limit our ability to operate profitably and impair our ability to repay our subordinated debt which would negatively impact the value of our common stock.").

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

         Our securitization agreements require us to replace or repurchase loans which do not conform to representations and warranties we made in the agreements. Additionally, as servicer, we are required to:

         o compensate investors for interest shortfalls on loan prepayments (up to the amount of the related servicing fee); and

         o advance interest payments for delinquent loans if we believe in good faith the advances will ultimately be recoverable by the securitization trust (These advances can first be made out of funds available in the trusts' collection accounts. If the funds available from the trusts' collection accounts are insufficient to make the required advances, then we are required to make the advances from our operating cash. The advances made from the trusts' collection accounts, if not recovered from the borrowers or proceeds from the liquidation of the loans, require reimbursement from us. These advances, if ultimately not recoverable by us, require funding from our capital resources and may create greater demands on our cash flow, which could limit our ability to repay subordinated debt as it comes due and negatively impact the value of our common stock. See "-- Securitizations.").

Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations, or fail to meet minimum net worth requirements or financial covenants which could hinder our ability to operate profitably and impair our ability to repay our subordinated debt which would negatively impact the value of our common stock.

         As part of the securitization of our loans, we may retain the servicing rights, which is the right to service the loans for a fee. At June 30, 2003, 92.7% of the managed portfolio we serviced was owned by third parties. The value of servicing rights related to our managed portfolio is an asset on our balance sheet called servicing rights. We enter into agreements in connection with the securitizations that allow third parties to terminate us as the servicer if we breach our servicing obligations, fail to perform satisfactorily or fail to meet a minimum net worth requirement or other financial covenants. For example, our servicing rights may be terminated if losses on the pool of loans in a particular securitization exceed prescribed levels for specified periods of time. As a result of our non-compliance at September 30, 2003 with the net worth requirement contained in several of our Pooling and Servicing Agreements, we requested and obtained waivers of our non-compliance with these requirements. Pursuant to the terms of the amended agreements with one bond insurer and the trustee, the net worth maintenance requirement was waived for the term of the agreement and we were appointed as servicer for 120 days commencing October 1, 2003. The bond insurer may determine to reappoint us as servicer for successive 120 day periods if we qualify to act as servicer, as determined by the bond insurer, in its sole discretion. If we do not re-qualify, we can be replaced as servicer. We received a verbal waiver of our non-compliance with certain financial covenants (with written documentation pending) from another trustee in several other Pooling and Servicing Agreements. No assurance can be given that we will be able to obtain this waiver in writing or whether any conditions will be imposed on us in connection with the written waiver. If we lose the right to service some or all of the loans in our managed portfolio, the servicing fees will no longer be paid to us and we would be required to write down or write off this asset, which would decrease our earnings and our net worth, impair our ability to repay the subordinated debt and negatively impact the value of our common stock. In addition, if we do not meet eligibility criteria to act as servicer in future securitizations, we would not receive income from these future servicing rights.

If we are not able to attain and exceed the levels of loan originations that we experienced in the past, we may be unable to attain profitable operations and our ability to repay our subordinated debt may be impaired, which would negatively impact the value of our common stock.

         During fiscal 2003 and 2002, we experienced record levels of loan originations. As a result of our liquidity issues, since June 30, 2003, our loan volume decreased substantially. During the three months ended September 30, 2003, we originated $124.1 million of loans which represents a significant reduction as compared to originations of $370.7 million of loans for the same period in fiscal 2003. We also experienced a significant loss in loan origination employees. We anticipate that we will need to increase our loan originations to approximately $700.0 million to $800.0 million per quarter to return to profitable operations. Our ability to achieve the level of loan originations necessary to obtain profitable operations depends upon a variety of factors, some of which are outside our control, including:

         o    interest rates;

         o our ability to manage the mix of loans originated in order to maximize the timing and levels of advances under our credit facilities and to appeal to a broader group of borrowers;

         o    our ability to broaden our mortgage loan product line;

         o our ability to originate loans, which have the characteristics that qualify for us to obtain advances under our new credit facilities (including higher loan-to-value ratios than those originated in the past);

         o    our ability to obtain adequate financing on favorable terms;

         o    conditions in the asset-backed securities markets;

         o    our ability to attract and retain qualified personnel;

         o    economic conditions in our primary market area;

         o    competition; and

         o    regulatory restrictions.

         In addition, current economic conditions have had an adverse impact on smaller businesses and finding qualified borrowers has become more difficult. If we are unable to attain and exceed our levels of loan originations experienced in prior years, we may be unable to attain profitable operations and our ability to repay the subordinated debt upon maturity may be impaired. See " -- Changes in interest rates could negatively impact our ability to operate profitably and impair our ability to repay the subordinated debt and negatively impact the value of our common stock."

A decline in real estate values could result in a reduction in originations, which could hinder our ability to attain profitable operations, impair our ability to repay our subordinated debt and negatively impact the value of our common stock.

         Our business may be adversely affected by declining real estate values. Any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This reduction in real estate values may reduce the number of loans we are able to make, which will reduce the gain on sale of loans and servicing and origination fees we will collect, which could hinder our ability to attain profitable operations and limit our ability to repay our subordinated debt upon maturity and negatively impact the value of our common stock. See " -- Lending Activities."

A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could hinder our ability to attain profitable operations, limit our ability to repay our subordinated debt and negatively impact the value of our common stock.

         Declining real estate values will also increase the loan-to-value ratios of loans we previously made, which in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies, foreclosures on loans and losses from delinquent and foreclosed loans generally increase during economic slowdowns or recessions, and the increase in delinquencies, foreclosures on loans and losses from delinquent and foreclosed loans we experience may be particularly pronounced because we lend to credit-impaired borrowers. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans which could hinder our ability to attain profitable operations and limit our ability to repay our subordinated debt. In addition, any sustained period of increased delinquencies, foreclosures or losses from delinquent and foreclosed loans could adversely affect our ability to sell loans, the prices we receive for our loans or the value of our interest-only strips which could have a material adverse effect on our results of operations, financial condition and business prospects. See " -- Lending Activities."

If we are unable to implement an effective hedging strategy, we may be unable to attain profitable operations, which would reduce the funds we have available to repay our subordinated debt and negatively impact the value of our common stock. In a declining interest rate environment, even an effective hedging strategy could result in losses in the current period which could impair our ability to repay the subordinated debt and negatively impact the value of our common stock.

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

Competition from other lenders could adversely affect our ability to attain profitable operations and our ability to repay our subordinated debt may be impaired and the value of our common stock may be negatively impacted.

         The lending markets in which we compete are evolving. Some competitors have been acquired by companies with substantially greater resources, lower cost of funds, and a more established market presence than we have. Government sponsored entities are expanding their participation in our market. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. If these companies or entities increase their marketing efforts to include our market niche of borrowers, we may be forced to reduce the interest rates and fees we currently charge in order to maintain and expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability, our ability to repay our subordinated debt may be impaired and the value of our common stock may be negatively impacted. As we expand our business further, we will face a significant number of new competitors, many of whom are well established in the markets we seek to penetrate. The profitability of other similar lenders may attract additional competitors into this market.

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

         The need to maintain loan volume in this competitive environment creates a risk of price competition in the subprime lending industry. Competition in the industry can take many forms, including interest rates and costs of a loan, convenience in obtaining a loan, customer service, amount and term of a loan, marketing and distribution channels, and competition in attracting and retaining qualified employees. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. Increased competition may also reduce the volume of our loan originations and result in a decrease in gain on sale from the securitization or sale of such loans which would decrease our income. As a result, any increase in these pricing pressures could have a material adverse effect on our business. See " -- Competition."

An economic downturn or recession in the eastern half of the United States could hinder our ability to operate profitably, which would reduce the funds available to repay the subordinated debt and negatively impact the value of our common stock.

         We currently originate loans primarily in the eastern half of the United States. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy or recession in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in this region could result in decreases in loan originations and increases in delinquencies and foreclosures in our managed portfolio which could negatively impact our ability to sell or securitize loans and hinder our ability to operate profitably and the funds available to repay our subordinated debt which could negatively impact the value of our common stock. See " -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay the subordinated debt and negatively impact the value of our common stock" and " -- Lending Activities."

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

         If claims asserted, pending legal actions or judgments against us result in legal expenses or liability, these expenses could hinder our ability to operate profitably which would reduce funds available to repay our subordinated debt. See " -- Regulation."

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

Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility, limit our ability to operate profitably and our ability to repay our subordinated debt may be impaired, which could negatively impact the value of our common stock.

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


         Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the lender, entitles the lender to, among other things, terminate commitments to make future advances to us, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain of the financial covenants under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million) and we requested and obtained waivers of these requirements from our lenders. The lender under the $50.0 million warehouse credit facility has granted us a waiver for our non-compliance with a financial covenant in that credit facility through September 30, 2003. This facility was amended to reduce the available credit to $8.0 million and the financial covenants were replaced with new covenants. We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the termination date of this facility from November 2003 to September 30, 2003. We entered into subsequent amendments to this credit facility which extended the expiration date of this facility until October 17, 2003. The loans held in this facility were transferred to the refinanced mortgage conduit described under -- Recent Developments -- Remedial Steps Taken to Address Liquidity Issues."

         We requested and obtained waivers or amendments to our credit facilities to address our non-compliance with certain financial covenants as of September 30, 2003 in light of the loss for the first quarter of fiscal 2004 and our inability to obtain a second credit facility totaling at least $200.0 million by October 8, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Credit Facilities." As a result of our future anticipated losses, we anticipate that we will also need to obtain additional waivers in future periods from our lenders for our non-compliance with any financial covenants but we cannot give you any assurances as to whether or in what form these waivers will be granted.

         The terms of our new $200.0 million credit facility, as amended, require, among other things, that our registration statement registering $295.0 million of subordinated debt be declared effective by the SEC no later than October 31, 2003 and that we have a minimum net worth of $25.0 million at October 31, 2003 and November 30, 2003. We obtained a waiver from the lender under this $200.0 million facility which extends the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. This lender also agreed to waive our required minimum net worth level at October 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities."

         Our breach of our financial covenants under our revolving credit facilities could result in a default under the terms of those facilities, which could cause that indebtedness and other senior indebtedness, by reason of cross-default provisions in such indebtedness, to become immediately due and payable. Our failure to repay those amounts could result in a bankruptcy proceeding or liquidation proceeding or our lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the credit facilities and warehouse lines of credit accelerate the repayment of borrowings, we may not have sufficient cash to repay our indebtedness and may be forced to sell assets on less than optimal terms and conditions which could negatively impact the value of our common stock.

We are dependent on financial institutions and brokers for 50.7% of our loan production and our failure to maintain these relationships could negatively impact the volume and pricing of our loans, adversely affect our results of operations and ability to repay subordinated debt, which could negatively impact the value of our common stock.

         We depend on financial institutions who enter into agreements with us under the Bank Alliance Services program and brokers for 50.7% of our loan originations. Moreover, our total loan purchases from Bank Alliance Services lenders, historically, have been highly concentrated. Our top three financial institutions under the Bank Alliance Services program accounted for approximately 96.1% of our loan volume from the Bank Alliance Services program and 11.6% of our total volume for fiscal 2003. Further, our competitors also have relationships with our brokers and other lenders, and actively compete with us in our efforts to expand our broker and Bank Alliance networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker and Bank Alliance networks which could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our results of operations and our ability to repay the subordinated debt, which could negatively impact the value of our common stock.

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

         In addition to federal or state laws, owners or former owners of a contaminated site may be subject to common law claims, including tort claims, by third parties based on damages and costs resulting from environmental contamination migrating from the property. Other environmental considerations, such as pervasive mold infestation of real estate securing our loans, may also restrict our ability to foreclose on delinquent loans. See " -- Loan Servicing and Administrative Procedures."

Terrorist attacks in the United States may cause disruption in our business and operations and other attacks or acts of war may adversely affect the markets in which our common stock trades, the markets in which we operate, our ability to operate profitably and our ability to repay our subordinated debt may be impaired, which would negatively impact the value of our common stock.

         Terrorists' attacks in the United States in September 2001 caused major instability in the United States financial markets. These attacks or new events and responses on behalf of the U.S. government may lead to further armed hostilities or to further acts of terrorism in the U.S. which may cause a further decline in the financial market and may contribute to a further decline in economic conditions. These events may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debt, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent we experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably, to effect whole loan sales and to effectively hedge our loan portfolio against market interest rate changes which could cause our stock price to decline. Should these disruptions and unusual activities occur, our ability to operate profitably and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debt could be impaired, which would negatively impact the value of our common stock.

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

Employees

         At June 30, 2003, we employed 1,095 people on a full-time basis and 24 employees on a part-time basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good. Between June 30, 2003 and October 31, 2003, we reduced our workforce by approximately 225 employees. In addition, we experienced the loss of approximately 168 additional employees who have resigned since June 30, 2003. See " -- Business Strategy."

Executive Officers Who Are Not Also Directors

         The following is a description of the business experience of our executive officers who are not also directors.

         Beverly Santilli, age 44, is our First Executive Vice President, a position she has held since September 1998. Mrs. Santilli has held a variety of positions including Executive Vice President, Vice President and Secretary. Mrs. Santilli is also the President of American Business Credit, Inc. Mrs. Santilli is responsible for all sales, marketing and the day-to-day operation of American Business Credit, Inc. Mrs. Santilli is also responsible for our human resources and those of our subsidiaries. Prior to joining American Business Credit, Inc. and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with that bank's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli.

         Jeffrey M. Ruben, age 40, is our Executive Vice President, a position he has held since September 1998. Mr. Ruben was our general counsel from April 1992 to April 2001. He is also Executive Vice President of some of our subsidiaries, positions he has held since April 1992. Mr. Ruben is responsible for the loan servicing and collections departments, the asset allocation unit and the legal department. Mr. Ruben served as Vice President from April 1992 to 1995 and Senior Vice President from 1995 to 1998. From June 1990 until he joined us in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         Albert W. Mandia, age 56, is our Executive Vice President and Chief Financial Officer, positions he has held since June 1998 and October 1998, respectively. Mr. Mandia is responsible for all financial, treasury, information systems, facilities and investor relations functions. Mr. Mandia also has responsibility for American Business Mortgage Services Broker Division. From 1974 to 1998, Mr. Mandia was associated with Corestates Financial Corp. where he last held the position of Chief Financial Officer from February 1997 to April 1998.

         Milton Riseman, age 67, is our Chairman of our Consumer Mortgage Group. Mr. Riseman held that position from the time he joined us in June 1999. Mr. Riseman resigned and served as our consultant from July 2, 2003 until November 24, 2003. On November 24, 2003, Mr. Riseman rejoined us as Chairman of our Consumer Mortgage Group. As Chairman of the Consumer Mortgage Group, Mr. Riseman is responsible for the sales, marketing and day-to-day management of Upland Mortgage's retail operation and he held supervisory responsibility for the Bank Alliance Services program. From February 1994 until he joined us, Mr. Riseman served as President of Advanta Mortgage. Mr. Riseman joined Advanta in 1992 as Senior Vice President, Administration. From 1965 until 1992, Mr. Riseman served in various capacities at Citicorp, including serving as President of Citicorp Acceptance Corp. from 1986 to 1992.

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

         On August 21, 2002, the Board of Directors declared a 10% stock dividend which was paid on September 13, 2002 to shareholders of record as of September 3, 2002. On October 1, 2001, the Board of Directors declared a 10% stock dividend which was paid on November 5, 2001 to shareholders of record as of October 22, 2001. All cash dividends reported above have been adjusted to reflect all stock dividends.

         The payment of dividends in the future is at the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors.

         As a Delaware corporation, we may not declare and pay dividends on capital stock if the amount paid exceeds an amount equal to the surplus which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Dividends cannot be paid from our net profits unless the paid-in-capital represented by the issued and outstanding stock having a preference upon the distribution of our assets at the market value is intact. Under applicable Delaware case law, dividends may not be paid on our capital stock if we become insolvent or the payment of the dividend will render us insolvent.

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

     On February 11, 2003, the Board of Directors issued 2,000 shares of common stock to each of Warren E. Palitz and Jeffrey S. Steinberg in consideration for their board service. On April 2, 2001, we issued 2,500 shares (3,025 shares after the effect of stock dividends) to our former director, Richard Kaufman, as a result of services rendered in connection with the stock buyback program. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The principal occupation of each of our directors is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

         Anthony J. Santilli is our Chairman, President, Chief Executive Officer and Chief Operating Officer and is an executive officer of our subsidiaries. He has held these positions since early 1993 when we became the parent company of American Business Credit, Inc. He has been an executive officer of American Business Credit, Inc. since June 1988 and of each of the other subsidiaries since their formation. Prior to the founding of American Business Credit, Inc. in 1988, Mr. Santilli was Vice President and Department Head of the Philadelphia Savings Fund Society, a savings association, referred to as PSFS in this document. As such, Mr. Santilli was responsible for PSFS' commercial relationships with small and middle market business customers. Mr. Santilli also served as the Secretary of PSFS' Asset/Liability Committee from May 1983 to June 1985 and as the Secretary of PSFS' Policy Committee from June 1986 to June 1987. Mr. Santilli is the husband of Beverly Santilli, our First Executive Vice President and Secretary and President of American Business Credit, Inc.

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

         Richard Kaufman is a private investor. From 1982 until November 2003, he has been self-employed and involved in making and managing investments for his own benefit. From 1976 to 1982, Mr. Kaufman was President and Chief Operating Officer of Morlan International, Inc., a cemetery and financial services conglomerate. From 1970 to 1976, Mr. Kaufman served as a director and Vice President - Real Estate and Human Services Division of Texas International, Inc., an oil and gas conglomerate. Mr. Kaufman resigned from the Board in November 2003.

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

         Warren E. Palitz is currently a Vice President and registered representative with Greentree Brokerage Services, Inc., a securities brokerage firm. From 2001 until July 2003, Mr. Palitz was a private investor. From 1994 until 2001, Mr. Palitz was an independent investment advisor who provided investment advisory services on a transactional basis to S.W. Ryan & Co., a registered securities broker-dealer. Mr. Palitz currently serves on the Advisory Board of the Rittenhouse Trust Company and is a member of the Board of Directors and Compensation Committee of BFS Entertainment & Multimedia Limited, a publicly traded company listed on the Toronto Stock Exchange.

         Jeffrey S. Steinberg is currently an independent financial advisor. From 2002 to April 2003, he held the position of Financial Advisor with DERMDx Corp., a provider of dermatology services. From 2000 to 2002, Mr. Steinberg served on the Board of Directors of Northwestern Human Services, a provider of health care services, and held the position of Chief Financial Officer and Treasurer with that company. From 1999 to 2000, Mr. Steinberg served as the Chief Financial Officer of Qualtronics Corp., a manufacturer of printed circuit boards, and from 1995 to 1999 he was an audit partner of Grant Thornton, LLP, an independent public accounting and consulting firm.

         Harold E. Sussman is currently retired. From 1972 until December 31, 2002, Mr. Sussman was a partner in the real estate firm of Lanard & Axilbund, Inc., a major commercial and industrial real estate brokerage and management firm in the Delaware Valley, Fort Lauderdale and Miami, Florida.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid by the Company and its subsidiaries to the Chief Executive Officer and each executive officer whose compensation exceeded $100,000 during fiscal 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                                           Annual Compensation                        Compensation Awards
                                  ------------------------------------------  ----------------------------------------
                                                                                          Securities
                                                                Other Annual  Restricted  Underlying
              Name and                                          Compensation   Stock       Options/        All Other
         Principal Position        Year     Salary       Bonus       (1)       Award(s)     SARs(2)       Compensation
   ------------------------------ ------   -------     -------- ------------- ----------- ------------   -------------
   Anthony J. Santilli             2003   $755,221     $229,639(3)    --         --               0          $ 2,238(9)
   Chairman, President, Chief      2002    710,844      694,313       --         --          12,100(4)         1,988
   Executive Officer, Chief        2001    639,688      989,688       --         --          12,100(5)         1,988
   Operating Officer and Director


   Beverly Santilli                2003   $525,406     $126,500(6)    --         --               0          $ 1,543(9)
   President of American           2002    494,500      483,000       --         --               0            1,360
   Business Credit, Inc. and       2001    445,000      620,000       --         --               0              584
   First Executive Vice President


   Jeffrey M. Ruben                2003   $376,500     $ 15,000(7)    --         --               0          $ 1,988(9)
   Executive Vice President        2002    354,750      177,375       --         --               0            1,988
                                   2001    322,500      161,250       --         --          24,200(8)         2,100



   Albert W. Mandia                2003   $427,950     $ 39,002(10)    --         --              0          $ 2,039(9)
   Executive Vice President and    2002    403,125      201,563        --         --              0            1,988
   Chief Financial Officer         2001    366,250      183,125        --         --         24,200(8)         1,506




   Milton Riseman                  2003   $399,250     $      0        --         --              0          $   725(9)
   Chairman of the Consumer        2002    376,250      188,125        --         --              0              729
   Mortgage Group                  2001    346,250      173,125        --         --              0              729

-----------------------------
 (1) Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of each Named Officer's total salary and bonus.
 (2) Share and exercise price information contained in this table reflects all previously issued stock dividends.
 (3) Includes $191,639 paid in fiscal year 2003 for performance results achieved during fiscal year 2002 and $38,000 paid in fiscal year 2003 for performance results achieved during the first quarter of fiscal year 2003.
 (4) Represents an option to purchase 12,100 shares of Common Stock, granted to Mr. Santilli in fiscal 2002 at an exercise price of $14.46.
 (5) Represents an option to purchase 12,100 shares of Common Stock granted to Mr. Santilli in fiscal 2001 at an exercise price of $5.27 per share.
 (6) Entire bonus paid in fiscal year 2003 for performance results achieved during fiscal year 2002.
 (7) Represents transaction based award paid during first quarter of fiscal 2003, not award under the Executive Management Incentive Plan.
 (8) Represents an option to purchase 24,200 shares of Common Stock at an exercise price of $5.06 per share. Such option vests in annual increments of 20% over a five-year period which commenced January 2, 2001.
 (9) Represents the Company's contributions to the 401(k) Plan on behalf of each Named Officer.
(10) Represents a transaction based award for services in fiscal 2002 valued at $14,002 and a transaction based award paid October 2002 for services in the first quarter of fiscal 2003, not awards under the Executive Management Incentive Plan.

Employment Agreements

         On January 29, 1997, the Company entered into employment agreements with each of Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben pursuant to which their initial annual base salaries were $300,000, $200,000 and $125,000, respectively. The employment agreements with Mr. and Mrs. Santilli were subsequently amended in October 1997. Pursuant to these agreements, the salaries of Mr. and Mrs. Santilli are subject to increase but not decrease, on an annual basis based upon the Consumer Price Index and may also be increased from time to time by the Board of Directors. Mr. Ruben's salary is subject to increase on an annual basis based upon the Consumer Price Index and may also be increased from time to time by Mr. Santilli. Once increased, Mr. Ruben's salary may not be decreased following a "change in control" of the Company. The employment agreements are designed to assist the Company in maintaining a stable and competent management team. Certain of the terms of such agreements, including the amendments, are described below.

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

         The employment agreements with each of Mr. and Mrs. Santilli also provide for a cash payment to each employee equal to 299% of the last five years' average annual compensation as calculated in accordance with Section 280G of the Code, (in addition to any other payments and benefits due under the agreements) in the event of a "change in control" (as defined in such agreements), of the Company during the term of the agreements to which such employee does not consent in such individual's capacity as a director or stockholder of the Company. Mr. Ruben's agreement provides for a similar cash payment only if his employment is terminated in the event of a "change in control," which payment shall be in lieu of any additional payment which may be due pursuant to the terms of his agreement. The agreements with Mr. Ruben and Mrs. Santilli also provide that in the event of a "change in control" of the Company, each employee's stock options shall vest in full (provided, that, in the case of Mrs. Santilli, she does not consent to such "change in control"). The vesting of options and the receipt of other payments and benefits provided for under the agreements upon a "change in control" of the Company may subject an employee to the payment of an excise tax equal to 20% of all payments contingent upon a "change in control" made in excess of the employee's base compensation. Under the terms of the agreements, in such event the Company will pay the employees an additional amount such that the net amount of payments retained by the employees after the payment of any excise tax and any federal, state and local income and employment taxes and the excise tax on the additional amount paid by the Company shall be equal to the total payments or benefits to be received by the employees under their respective agreements. The Company is not entitled to a deduction for any payments subject to the excise tax made to employees pursuant to the terms of the agreements. For purposes of all of the employment agreements, a "change in control" of the Company shall include: (a) a change in the majority of the members of the Board of Directors within a two-year period, excluding a change due to the voluntary retirement or death of any board member (with respect to Mr. Ruben's agreement, no "change in control" as a result of a change in the majority of the directors will be deemed to occur under the terms of his agreement if Mr. Santilli remains Chairman of the Board), or (b) a person or group of persons acting in concert (as defined in Section 13(a) of the Exchange Act) acquires beneficial ownership, within the meaning of Rule 13(d)(3) of the Rules and Regulations of the SEC promulgated pursuant to the Exchange Act, of a number of voting shares of the Company which constitutes
(i) 50% or more of the Company's shares voted in the election of directors, or
(ii) more than 25% of the Company's outstanding voting shares.

         Based upon their current salaries, if Mr. and Mrs. Santilli and Mr. Ruben had been terminated as of June 30, 2003 under circumstances entitling them to change in control payments (excluding the value realized upon the exercise of options or any excise tax and other payments described above, which amounts may vary based upon a variety of factors, including but not limited to, the acquisition price and the timing of the change in control), Mr. Santilli, Mrs. Santilli and Mr. Ruben would have been entitled to receive a lump sum payment of approximately $3,756,026, $2,528,700 and $1,280,661, respectively. In addition, Mr. and Mrs. Santilli's agreements would continue to be in force for the remainder of their term as described above.

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

         The Company entered into a letter agreement with Albert Mandia in connection with his employment as Chief Financial Officer of the Company. The agreement, as amended, provides that Mr. Mandia shall receive an initial annual base salary of $275,000 and is eligible to receive a bonus of up to 50% of his annual salary if Mr. Mandia and the Company achieve the goals and objectives established and agreed upon by Mr. Mandia and Mr. Santilli. Mr. Santilli may increase Mr. Mandia's annual base salary from time to time. The agreement also provides Mr. Mandia with certain other benefits including a car allowance and life insurance. Mr. Mandia also received options to purchase 12,500 shares of the Company's Common Stock in connection with entering into the letter agreement. If Mr. Mandia's employment is terminated for any reason, except for cause as defined in the letter agreement, he will be entitled to receive one year's base salary. The Company and Mr. Mandia are also parties to a supplementary letter agreement dated October 1, 1998. This supplementary letter agreement provides that Mr. Mandia shall be paid a certain sum in the event his employment is terminated after a change in control. In the event of a change in control, Mr. Mandia will receive two times: (a) his highest annual salary ($446,093 as of June 30, 2003) of the twelve month period preceding the termination of his employment and (b) his highest annual bonus paid in any of the three fiscal years preceding termination. A change in control is defined in the supplementary letter agreement as: (a) a merger or consolidation except where the Company would retain 75% voting power after giving effect to such merger or consolidation or where an employee group (then existing management and employees) would control 20% of the voting securities after giving effect to the merger or consolidation; (b) all or substantially all of the assets of the Company are sold or liquidated pursuant to a plan approved by the stockholders of the Company except if an employee group would retain at least 20% of such assets after giving effect to such plan; (c) the acquisition of 50% or more of the voting securities of the Company then outstanding except if such acquisition was by an employee group or pursuant to an agreement negotiated with the Company; or (d) the majority of the Board of Directors is replaced during any 24 month period (excluding voluntary resignations and placements made by the Board of Directors or an employee group). The payments are not payable under the supplementary agreement if Mr. Mandia is terminated for cause, however he is still entitled to the payments related to a change in control in the event that he resigns within twenty four months of a change in control because of a material reduction in his salary or benefits, a material change in his job responsibilities, a request to relocate that would increase his commute by more than 50 miles or the failure of the Company to expressly assume the supplementary agreement after a change in control. If a change in control had occurred on June 30, 2003 and Mr. Mandia's employment immediately terminated, Mr. Mandia would be entitled to a payment of $1,295,312.

         In 1999, the Company entered into an employment agreement with Milton Riseman in connection with his employment as Chairman, Consumer Mortgage Group. The agreement provided that Mr. Riseman would receive an annual salary of $335,000 per year and that the annual salary was to be reviewed annually and could be increased by Mr. Santilli. The agreement further provided that Mr. Riseman would be eligible to receive a bonus of up to 50% of his base salary, based on the performance and achievement of specific goals set by Mr. Santilli. The agreement also provides Mr. Riseman with a car allowance and the customary benefits afforded Company employees. Upon his retirement in July 2003, Mr. Riseman entered into a consulting agreement at a monthly salary of $10,000 per month for a three month period with a month to month renewal after the expiration of the initial term. Mr. Riseman rejoined the Company effective November 24, 2003 as Chairman of Consumer Mortgage Group.

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

         On September 29, 1995, the Company made a loan in the amount of $600,032 to Anthony J. Santilli, its President and Chief Executive Officer. The proceeds of the loan were used to exercise options to purchase 247,513 shares of common stock of the Company at a price of $2.67 per share. The loan bears interest at the rate of 6.46% with interest due annually or at maturity and the principal due September 2005. The loan is secured by the 247,513 shares purchased with the proceeds of the loan and is shown as a reduction of stockholders equity in the Company's financial statements.

         On April 2, 2001, the Board of Directors issued 2,500 shares (3,025 shares after the effect of stock dividends) to the Company's former director, Richard Kaufman as a result of services rendered in connection with a stock repurchase program.

         The Company employs members of the immediate family of some of its directors and executive officers in various positions as described in the table and paragraphs that follow. Base compensation, bonus, sales commission and options granted reflect compensation paid by the Company during fiscal 2003.

                                                      Date of          Base         Bonus(3)/Sales         Total       Options
     Name      Relationship      Position Held(1)   Employment    Compensation(2)  Commission(4)(5)    Compensation    Granted
-------------------------------------------------------------------------------------------------------------------------------
John Santilli     Son of          Executive Vice     12/1/94 -       $200,950          $89,870            $290,820         --
                  Anthony          President -        present
                 Santilli         National Sales
                                Division of Upland

   Barbara     Daughter-in-law   Sales Manager of    6/1/98 -         $59,067          $81,663            $140,730         --
  Rosenthal     of Anthony      the Bank Alliance     present
                 Santilli       Program of Upland

 Lisa Kaufman   Daughter of     Branch Manager of    9/16/96 -        $75,305           $3,639             $79,000         --
                  former          ABMS and Vice      03/06/03
                 director,       President of the
                  Richard            Company
                  Kaufman

    Carole      Daughter of         Servicing        8/6/01 -        $104,583          $25,500            $130,083         --
   Santilli       Anthony        Depart-ment Head     present
                 Santilli        and Senior Vice
                                 President of ABC

------------------------

(1) The names of certain subsidiaries of the Company are abbreviated as follows:
    "Upland" means HomeAmerican Credit, Inc. d/b/a Upland Mortgage; "ABMS" means American Business Mortgage Services, Inc.; "ABC" means American Business Credit, Inc.

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

         In addition to the foregoing, Gary Ruben, brother of Executive Vice President, Jeffrey Ruben, served as a Loan Officer in a branch office of Upland until August 2002. Gertrude Zimmerman, mother of Beverly Santilli, was employed by the Company on a part time basis through July 2, 2003. Christopher Santilli, son of Anthony Santilli, currently serves as the Head of Processing and is Vice President of Upland. Iris Zimmerman, sister of Beverly Santilli, is currently employed as an Associate Counsel of the Company. These employees received annual compensation ranging from approximately $13,500 to $110,600 with the aggregate compensation for these four individuals for fiscal 2003 totaling $230,033. Employees of the Company and its subsidiaries with a title of Assistant Vice President or greater are eligible for annual bonuses. In addition, all loan sales personnel are eligible for sales commissions and quarterly bonuses based on sales volumes. Accordingly, the total compensation for these individuals includes any bonuses or sales commissions paid them during fiscal 2003. These individuals and the individuals listed in the table above are also entitled to the benefits generally afforded Company employees, including participation in the Company's 401(k) Plan and customary employee benefit plans. The Company believes that the salaries paid to these individuals are competitive with salaries paid to other employees in similar positions in the Company and in the industry.

         Castle Appraisal & Consulting LLC is listed on an approved appraiser list for the Company's subsidiaries. Anthony Santilli, III, Mr. Santilli's son, is the operating manager and sole member of Castle Appraisal & Consulting LLC. The Company's lending subsidiaries supply the approved appraiser list to mortgage applicants at the applicant's request and some mortgage applicants may choose to hire Castle Appraisal & Consulting LLC, principally in Southern New Jersey, to provide appraisal services in connection with a loan transaction with the Company's lending subsidiaries. The Company estimates that Castle Appraisal & Consulting LLC performed approximately 240 appraisals during fiscal 2003 for mortgage applicants of the Company's subsidiaries as a result of being included on this approved appraiser list. Based upon an average appraisal fee of $300, the Company estimates that the fees received by Castle Appraisal & Consulting LLC from mortgage applicants for such appraisals totaled approximately $72,000 in fiscal 2003.

         In fiscal 2003, Lanard & Axilbund, Inc., a real estate brokerage and management firm in which the Company's director, Mr. Sussman, was a partner and is now Chairman Emeritus, acted as the Company's agent in connection with the lease of the new corporate office space of the Company. As a result of this transaction, Lanard & Axilbund, Inc. received a commission of $978,439 which the Company believes to be consistent with market and industry standards. Additionally, as part of the Company's agreement with Lanard & Axilbund, Inc., it reimbursed the Company in the amount of $229,214 for some of the Company's costs related to finding new office space including some of the Company's expenses related to legal services, feasibility studies and space design.

Item 14. Principal Accounting Fees and Services

         Audit Fees. The aggregate fees billed by BDO Seidman, LLP ("BDO Seidman") for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2003 and June 30, 2002 and the reviews of the financial statements included in the Company's Forms 10-Q for fiscal years 2003 and 2002 totaled $921,150 and $625,500, respectively.

         Audit-Related Fees. The aggregate fees billed by BDO Seidman for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended June 30, 2003 and June 30, 2002 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $108,313 and $81,025, respectively. The services performed by BDO Seidman in connection with these fees consisted of the following: audit of the Company's 401(k) employee benefit plan; review of the Company's Forms 8-K; and consultation with respect to new financial accounting and reporting standards compliance.

         Tax Fees. The aggregate fees billed by BDO Seidman for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2003 and June 30, 2002 were $4,000 and $500, respectively. These fees related to consultation services provided by BDO Seidman with respect to REMIC trust accounting issues.

         All Other Fees. The aggregate fees billed by BDO Seidman for products and services, other than the services described in the paragraphs "Audit Fees," "Audit-Related Fees," and "Tax Fees" above for the fiscal years ended June 30, 2003 and June 30, 2002 were $271,940 and $363,415, respectively. Services performed by BDO Seidman in connection with these fees consisted of the following: internal audit services, internal audit special projects and other miscellaneous matters.

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

10.99         Unaffiliated Seller's Agreement, dated as of March 1, 2003, by and among Bear Stearns Asset Backed
              Securities, Inc., a Delaware corporation, ABFS 2003-1, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation.*

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.100        Pooling and Servicing Agreement relating to ABFS Mortgage Loan Trust 2003-1, dated as of March 1, 2003, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation.*

10.101        Insurance and Indemnity Agreement, dated March 31, 2003, by Radian Asset Assurance Inc., a New York
              stock insurance company, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican
              Credit, Inc. d/b/a Upland Mortgage, American Business Mortgage Services, Inc., ABFS 2003-1, Inc., Bear
              Stearns Asset Backed Securities, Inc. and JPMorgan Chase Bank.*

10.102        Amended and Restated Committed Line of Credit Note, dated June 2, 2003, between American Business
              Financial Services, Inc. and Firstrust Savings Bank.*

10.103        Amendment Number One to the Master Repurchase Agreement, dated November 13, 2002, between Credit Suisse
              First Boston Mortgage Capital LLC and ABFS REPO 2001, Inc.*

10.104        3/31/03 Amendment to Senior Secured Credit Agreement, dated March 31, 2003, among American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., a Pennsylvania corporation,
              American Business Mortgage Services, Inc., a New Jersey corporation, ABFS Residual 2002, Inc., American
              Business Financial Services, Inc., a Delaware corporation, and JPMorgan Chase Bank and certain other lenders.*

10.105        12/02 Amendment to 3/02 Security Agreement - Residual Interest Certificates, dated December 18, 2002, made by ABFS Residual 2002, Inc., a Delaware corporation in favor of JPMorgan Chase Bank.*

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

10.107        Mortgage Loan Purchase and Interim Servicing Agreement, dated July 22, 2003, among DLJ Mortgage
              Capital, Inc., American Business Credit, Inc., Homeamerican Credit, Inc. d/b/a Upland Mortgage and
              American Business Mortgage Services, Inc.*

10.108        Mortgage Loan Purchase and Interim Servicing Agreement, dated as of June 30, 2003, among EMC Mortgage
              Corporation, American Business Credit, Inc., Homeamerican Credit, Inc. d/b/a Upland Mortgage, and
              American Business Mortgage Services, Inc.*

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

10.117        Waiver to the Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc.,
              HomeAmerican Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Credit,
              Inc., American Business Financial Services, Inc. and JPMorgan Chase Bank and to the 9/03 Amendment
              to the Senior Secured Credit Agreement, among: American Business Credit, Inc., HomeAmerican Credit,
              Inc., New Jersey Mortgage and Investment Corp., American Business Financial Services, Inc. and The
              Chase Manhattan Bank, as amended.

10.118        Consulting Agreement by and between the Company and Milton Riseman, dated July 3, 2003.

10.119        Admendment, dated December 1, 2003, to Consulting Agreement by and between the Company and Milton
              Riseman, dated July 3, 2003.


Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
11.1          Statement of Computation of Per Share Earnings (Included in Note 19 of the Notes to June 30, 2003
              Consolidated Financial Statements).

12.1          Computation of Ratio of Earnings to Fixed Charges.*

13.1          Annual Report to Security Holders.

16.1          Letter regarding change in certifying accountants. (Incorporated by reference from Exhibit 16.1 of the
              Registrant's Current Report on Form 8-K dated May 17, 2001.)

16.2          Letter regarding change in certifying accountants. (Incorporated by reference from Exhibit 16.2 of the
              Registrant's Current Report on Form 8-K dated August 2, 2001.)

21.1          Subsidiaries of the Registrant.*

23.1          Consent of BDO Seidman, LLP.

23.2          Consent of BDO Seidman, LLP.

31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1          Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

----------------------
 * Previously filed.

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

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: December 11, 2003              By: /s/ Anthony J. Santilli
                                         ---------------------------------------
                                         Name: Anthony J. Santilli
                                         Title: Chairman, President, Chief
                                                Executive Officer, Chief
                                                Operating Officer and Director
                                                (Duly Authorized Officer)

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


          Signature                                       Capacity                                    Date
----------------------------------           -------------------------------------              ----------------

/s/ Anthony J. Santilli                      Chairman, President, Chief Executive               December 11, 2003
----------------------------------           Officer, Chief Operating Officer and
    Anthony J. Santilli                      Director (Principal Executive and
                                             Operating Officer)

/s/ Albert W. Mandia                         Executive Vice President and Chief                 December 11, 2003
----------------------------------           Financial Officer (Principal Financial
    Albert W. Mandia                         and Accounting Officer)

/s/ Leonard Becker                           Director                                           December 11, 2003
----------------------------------
    Leonard Becker

/s/ Michael DeLuca                           Director                                           December 11, 2003
----------------------------------
    Michael DeLuca

/s/ Jerome Miller                            Director                                           December 11, 2003
----------------------------------
    Jerome Miller

/s/ Warren Palitz                            Director                                           December 11, 2003
----------------------------------
    Warren Palitz

/s/ Jeffrey Steinberg                        Director                                           December 11, 2003
----------------------------------
    Jeffrey Steinberg

/s/ Harold Sussman                           Director                                           December 11, 2003
----------------------------------
    Harold Sussman


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

10.99         Unaffiliated Seller's Agreement, dated as of March 1, 2003, by and among Bear Stearns Asset Backed
              Securities, Inc., a Delaware corporation, ABFS 2003-1, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland Mortgage, a
              Pennsylvania corporation, and American Business Mortgage Services, Inc., a New Jersey corporation.*

Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
10.100        Pooling and Servicing Agreement relating to ABFS Mortgage Loan Trust 2003-1, dated as of March 1, 2003, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business
              Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation.*

10.101        Insurance and Indemnity Agreement, dated March 31, 2003, by Radian Asset Assurance Inc., a New York
              stock insurance company, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican
              Credit, Inc. d/b/a Upland Mortgage, American Business Mortgage Services, Inc., ABFS 2003-1, Inc., Bear
              Stearns Asset Backed Securities, Inc. and JPMorgan Chase Bank.*

10.102        Amended and Restated Committed Line of Credit Note, dated June 2, 2003, between American Business
              Financial Services, Inc. and Firstrust Savings Bank.*

10.103        Amendment Number One to the Master Repurchase Agreement, dated November 13, 2002, between Credit Suisse
              First Boston Mortgage Capital LLC and ABFS REPO 2001, Inc.*

10.104        3/31/03 Amendment to Senior Secured Credit Agreement, dated March 31, 2003, among American Business
              Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc., a Pennsylvania corporation,
              American Business Mortgage Services, Inc., a New Jersey corporation, ABFS Residual 2002, Inc., American
              Business Financial Services, Inc., a Delaware corporation, and JPMorgan Chase Bank and certain other lenders.*

10.105        12/02 Amendment to 3/02 Security Agreement - Residual Interest Certificates, dated December 18, 2002, made by ABFS Residual 2002, Inc., a Delaware corporation in favor of JPMorgan Chase Bank.*

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

10.107        Mortgage Loan Purchase and Interim Servicing Agreement, dated July 22, 2003, among DLJ Mortgage
              Capital, Inc., American Business Credit, Inc., Homeamerican Credit, Inc. d/b/a Upland Mortgage and
              American Business Mortgage Services, Inc.*

10.108        Mortgage Loan Purchase and Interim Servicing Agreement, dated as of June 30, 2003, among EMC Mortgage
              Corporation, American Business Credit, Inc., Homeamerican Credit, Inc. d/b/a Upland Mortgage, and
              American Business Mortgage Services, Inc.*

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

10.117        Waiver to the Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc.,
              HomeAmerican Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Credit,
              Inc., American Business Financial Services, Inc. and JPMorgan Chase Bank and to the 9/03 Amendment
              to the Senior Secured Credit Agreement, among: American Business Credit, Inc., HomeAmerican Credit,
              Inc., New Jersey Mortgage and Investment Corp., American Business Financial Services, Inc. and The
              Chase Manhattan Bank, as amended.

10.118        Consulting Agreement by and between the Company and Milton Riseman, dated July 3, 2003.

10.119        Admendment, dated December 1, 2003, to Consulting Agreement by and between the Company and Milton
              Riseman, dated July 3, 2003.


Exhibit
Number                                                      Description
------        --------------------------------------------------------------------------------------------------------
11.1          Statement of Computation of Per Share Earnings (Included in Note 19 of the Notes to June 30, 2003
              Consolidated Financial Statements).

12.1          Computation of Ratio of Earnings to Fixed Charges.*

13.1          Annual Report to Security Holders.

16.1          Letter regarding change in certifying accountants. (Incorporated by reference from Exhibit 16.1 of the
              Registrant's Current Report on Form 8-K dated May 17, 2001.)

16.2          Letter regarding change in certifying accountants. (Incorporated by reference from Exhibit 16.2 of the
              Registrant's Current Report on Form 8-K dated August 2, 2001.)

21.1          Subsidiaries of the Registrant.*

23.1          Consent of BDO Seidman, LLP.

23.2          Consent of BDO Seidman, LLP.

31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1          Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

----------------------
 * Previously filed.

** Indicates management contract or compensatory plan or arrangement.