Form 10-Q
period 2003-12-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2004-02-17
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _______________ to ________________

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

                  100 Penn Square East, Philadelphia, PA 19107
                  --------------------------------------------
               (Address of principal executive offices) (zip code)

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

         The number of shares outstanding of the registrant's sole class of common stock as of February 3, 2003 was 3,146,892 shares.

           American Business Financial Services, Inc. and Subsidiaries

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I        FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003.........................................1
Consolidated Statements of Income for the three and six months ended December 31, 2003 and
    2002......................................................................................................2
Consolidated Statement of Stockholders' Equity for the six months ended December 31, 2003.....................3
Consolidated Statements of Cash Flow for the six months ended December 31, 2003 and 2002......................4
Notes to Consolidated Financial Statements....................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............36
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................110
Item 4.  Controls and Procedures............................................................................111


PART II       OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................112
Item 2.  Changes in Securities and Use of Proceeds .........................................................113
Item 3.  Defaults Upon Senior Securities....................................................................114
Item 4.  Submission of Matters to a Vote of Security Holders ...............................................115
Item 5.  Other Information..................................................................................115
Item 6.  Exhibits and Reports on Form 8-K...................................................................116

Part I  FINANCIAL INFORMATION
Item 1. Financial Statements

           American Business Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                          (dollar amounts in thousands)

                                                                                       December 31,            June 30,
                                                                                          2003                   2003
                                                                                       -----------           ------------
Assets                                                                                 (Unaudited)               (Note)
Cash and cash equivalents                                                              $    29,620           $     47,475
Loan and lease receivables, net
   Available for sale                                                                      115,792                271,402
   Interest and fees                                                                        19,822                 15,179
   Other                                                                                    30,636                 23,761
Interest-only strips (includes the fair value of over-collateralization related cash flows of $251,445 at December 31, 2003 and $279,245 at
   June 30, 2003)                                                                          533,677                598,278
Servicing rights                                                                            94,086                119,291
Receivable for sold loans                                                                       --                 26,734
Prepaid expenses                                                                            17,147                  3,477
Property and equipment, net                                                                 26,974                 23,302
Deferred income tax asset                                                                   16,442                     --
Other assets                                                                                27,210                 30,452
                                                                                       -----------           ------------
Total assets                                                                           $   911,406           $  1,159,351
                                                                                       ===========           ============

Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures                                                                $   629,674           $    719,540
Senior collateralized subordinated notes                                                    34,459                     --
Warehouse lines and other notes payable                                                     87,940                212,916
Accrued interest payable                                                                    39,323                 45,448
Accounts payable and other accrued expenses                                                 28,567                 30,352
Deferred income tax liability                                                                   --                 17,036
Other liabilities                                                                           65,837                 91,990
                                                                                       -----------           ------------
Total liabilities                                                                          885,800              1,117,282
                                                                                       -----------           ------------

Stockholders' Equity
Preferred stock, par value $.001, liquidation preference of $1.00 per share plus accrued and unpaid dividends to the date of liquidation, authorized shares, 203,000,000 at December 31, 2003 and 3,000,000 at June 30, 2003;
   Issued: 39,095,109 shares of Series A at December 31, 2003                                   39                     --
Common stock, par value $.001, authorized shares, 209,000,000 at December 31,
   2003 and 9,000,000 at June 30, 2003; Issued: 3,653,165 shares at December
   31, 2003 and June 30, 2003 (including treasury shares of 506,273 at
   December 31, 2003 and 706,273 at June 30, 2003)                                               4                      4
Additional paid-in capital                                                                  61,150                 23,985
Accumulated other comprehensive income                                                      10,285                 14,540
Unearned compensation                                                                         (860)                    --
Retained earnings (deficit)                                                                (37,986)                13,104
Treasury stock, at cost                                                                     (6,426)                (8,964)
                                                                                       -----------           ------------
                                                                                            26,206                 42,669
Note receivable                                                                               (600)                  (600)
                                                                                       -----------           ------------
Total stockholders' equity                                                                  25,606                 42,069
                                                                                       -----------           ------------
Total liabilities and stockholders' equity                                             $   911,406           $  1,159,351
                                                                                       ===========           ============


Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date.
See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
              (dollar amounts in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended                    Six Months Ended
                                                                    December 31,                         December 31,
                                                          ------------------------------        ---------------------------
                                                              2003              2002               2003             2002
                                                          -------------      -----------        ----------      -----------
Revenues
Gain on sale of loans:
    Securitizations                                       $      14,308      $    57,879        $   15,107      $   115,890
    Whole loan sales                                                 78               (2)            2,999               33
Interest and fees                                                 2,167            4,595             6,820            8,728
Interest accretion on interest-only strips                       10,228           11,500            21,337           22,247
Servicing income                                                  1,809              644             2,527            2,181
Other income                                                          1                2                 2                6
                                                          -------------      -----------        ----------      -----------

Total revenues                                                   28,591           74,618            48,792          149,085
                                                          -------------      -----------        ----------      -----------

Expenses
Interest                                                         16,650           17,150            33,468           34,233
Provision for credit losses                                       3,814            1,436             7,970            2,974
Employee related costs                                           11,799           10,972            25,651           20,547
Sales and marketing                                               3,093            6,485             5,934           13,173
Trading (gains) and losses                                           38            1,035            (5,070)           4,475
General and administrative                                       21,265           23,333            40,480           44,258
Securitization assets valuation adjustment                       11,968           10,568            22,763           22,646
                                                          -------------      -----------        ----------      -----------

Total expenses                                                   68,627           70,979           131,196          142,306
                                                          -------------      -----------        ----------      -----------

Income (Loss) Before Provision for Income Taxes
   (Benefit)                                                    (40,036)           3,639           (82,404)           6,779

Provision for income taxes (benefit)                            (15,214)           1,528           (31,314)           2,847
                                                          -------------      -----------        ----------      -----------

Net Income (Loss)                                         $     (24,822)     $     2,111        $  (51,090)     $     3,932
                                                          =============      ===========        ==========      ===========

Earnings (loss) per common share:
   Basic                                                  $       (8.35)     $      0.72        $   (17.26)     $      1.36
                                                          =============      ===========        ==========      ===========
   Diluted                                                $       (8.35)     $      0.69        $   (17.26)     $      1.30
                                                          =============      ===========        ==========      ===========

Average common shares:
   Basic                                                          2,973            2,932             2,960            2,894
                                                          =============      ===========        ==========      ===========
   Diluted                                                        2,973            3,044             2,960            3,014
                                                          =============      ===========        ==========      ===========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the six months ended December 31, 2003
                             (amounts in thousands)
                                   (unaudited)

                               Preferred Stock         Common Stock
                             --------------------   -------------------                  Accumulated
                              Number of              Number of              Additional      Other                        Retained
                               Shares                 Shares                  Paid-In    Comprehensive     Unearned      Earnings
                             Outstanding   Amount   Outstanding  Amount      Capital        Income       Compensation    (Deficit)
                             -----------   ------   -----------  ------     ----------   -------------   ------------   -----------
Balance June 30, 2003              --      $  --       2,947     $   4      $ 23,985      $ 14,540        $   --        $  13,104

Issuance of preferred stock    39,095         39          --        --        38,843            --            --               --
Issuance of restricted
  common stock                     --         --         200        --        (1,678)           --          (860)              --

Comprehensive income:
  Net loss                         --         --          --        --            --            --            --          (51,090)
  Net unrealized loss
    on interest-only
    strips                         --         --          --        --            --        (4,255)           --               --
                               ------       ----      ------     -----      --------      --------        ------        ---------
Total comprehensive loss           --         --          --        --            --        (4,255)           --          (51,090)
                               ------       ----      ------     -----      --------      --------        ------        ---------
Balance December 31, 2003      39,095       $ 39       3,147     $   4      $ 61,150      $ 10,285        $ (860)       $ (37,986)
                               ======       ====      ======     =====      ========      ========        ======        =========

                                                          Total
                               Treasury     Note       Stockholders'
                                Stock     Receivable      Equity
                               --------   ----------   ------------

Balance June 30, 2003         $ (8,964)    $  (600)    $  42,069

Issuance of preferred stock         --          --        38,882
Issuance of restricted
  common stock                   2,538          --            --

Comprehensive income:
  Net loss                          --          --       (51,090)
  Net unrealized loss
    on interest-only
    strips                          --          --        (4,255)
                              --------     -------     ---------
Total comprehensive loss            --          --       (55,345)
                              --------     -------     ---------
Balance December 31, 2003     $ (6,426)    $  (600)    $  25,606
                              ========     =======     =========

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                          (dollar amounts in thousands)
                                   (unaudited)

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                             ---------------------------------
                                                                                 2003                 2002
                                                                             ------------          -----------
Cash flows from operating activities
Net income (loss)                                                            $    (51,090)         $     3,932
Adjustments to reconcile net income to net cash used in operating activities:
       Gain on sales of loans                                                     (15,107)            (115,890)
       Depreciation and amortization                                               27,500               24,336
       Interest accretion on interest-only strips                                 (21,057)             (22,247)
       Securitization assets valuation adjustment                                  22,763               22,646
       Provision for credit losses                                                  7,970                2,974
Loans originated for sale                                                        (276,574)            (806,144)
Proceeds from sale of loans                                                       431,166              796,441
Principal payments on loans and leases                                             11,165                7,051
Increase in accrued interest and fees on loan and lease receivables                (4,643)                (735)
Purchase of initial overcollateralization on securitized loans                         --               (3,800)
Required purchase of additional overcollateralization on securitized
    loans                                                                         (12,801)             (37,680)
Cash flow from interest-only strips                                                97,170               72,858
(Increase) decrease in prepaid expenses                                           (13,670)                 316
(Decrease) increase in accrued interest payable                                    (6,475)               3,709
(Decrease) increase in accounts payable and accrued expenses                       (1,785)               5,223
Accrued interest payable reinvested in subordinated debentures                     21,285               16,911
Decrease in deferred income taxes                                                 (32,663)                (785)
Decrease in loans in process                                                      (27,560)              (6,941)
(Payments) receipts on derivative financial instruments                            (2,161)               2,087
Other, net                                                                         (3,911)              (5,553)
                                                                             ------------          -----------
Net cash provided by (used in) operating activities                               149,522              (41,291)
                                                                             ------------          -----------

Cash flows from investing activities
Purchase of property and equipment, net                                            (7,298)              (1,527)
Principal receipts and maturity of investments                                         21                   16
                                                                             ------------          -----------
Net cash used in investing activities                                              (7,277)              (1,511)
                                                                             ------------          -----------

           American Business Financial Services, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow (continued)
                          (dollar amounts in thousands)
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                             ---------------------------------
                                                                                2003                  2002
                                                                             ------------          -----------
Cash flows from financing activities
Proceeds from issuance of subordinated debentures                            $     82,446          $    89,793
Redemptions of subordinated debentures                                           (119,693)             (69,929)
Net borrowings on revolving lines of credit                                       (99,137)               3,164
Principal payments on lease funding facility                                           --               (1,575)
Principal payments under capital lease obligations                                   (156)                 (65)
Net repayments of other notes payable                                             (26,158)                  --
Financing costs incurred                                                             (964)                (605)
Lease incentive receipts                                                            3,562                   (2)
Exercise of non-employee stock options                                                 --                   50
Cash dividends paid                                                                    --                 (464)
                                                                             ------------          -----------
Net cash provided by (used in) financing activities                              (160,100)              20,367
                                                                             ------------          -----------

Net decrease in cash and cash equivalents                                         (17,855)             (22,435)
Cash and cash equivalents at beginning of year                                     47,475              108,599
                                                                             ------------          -----------
Cash and cash equivalents at end of year                                     $     29,620          $    86,164
                                                                             ============          ===========

Supplemental disclosures:

Noncash transactions recorded in the acquisition of a mortgage broker business:
       Increase in warehouse lines and other notes payable                   $        475          $        --
       Increase in accounts payable and other accrued expenses               $        107          $        --
       Increase in other assets                                              $        582          $        --

Noncash transactions recorded for conversion of subordinated debentures into preferred stock and senior collateralized
    subordinated notes:
       Decrease in subordinated debentures                                   $     73,554          $        --
       Increase in senior collateralized subordinated notes                  $     34,459          $        --
       Increase in preferred stock                                           $         39          $        --
       Increase in additional paid-in capital                                $     39,056          $        --

Noncash transaction recorded for capitalized lease agreement:
       Increase in property and equipment                                    $         --          $    (1,006)
       Increase in warehouse lines and other notes payable                   $         --          $     1,006

Cash paid during the period for:
       Interest                                                              $     16,970          $    13,614
       Income taxes                                                          $         58          $       734

See accompanying notes to consolidated financial statements.

           American Business Financial Services, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2003

1. Summary of Significant Accounting Policies

Business

American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a diversified financial services organization operating predominantly in the eastern and central portions of the United States. Recent expansion has positioned the Company to increase its operations in the western portion of the United States, especially California. The Company originates, sells and services home equity loans through its principal direct and indirect subsidiaries. The Company also processes and purchases home equity loans from other financial institutions through the Bank Alliance Services program. The Company services business purpose loans which it had originated and sold in prior periods. To the extent the Company obtains a credit facility to fund business purpose loans, the Company may originate and sell business purpose loans in future periods.

The Company's loans primarily consist of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. The Company's customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to its products and services. The Company originates loans through a combination of channels including a national processing center located at its centralized operating office in Philadelphia, Pennsylvania, a small processing center in Roseland, New Jersey and a recently acquired broker operation in West Hills, California. The Company's centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003, the Company also originated home equity loans through several retail branch offices. Effective June 30, 2003, the Company no longer originates home equity loans through retail branch offices. In addition, the Company offers subordinated debentures to the public, the proceeds of which are used for repayment of existing debt, loan originations, operations (including repurchases of delinquent assets from securitization trusts and funding loan overcollateralization requirements under the Company's credit facilities), investments in systems and technology and for general corporate purposes.

Business Conditions

General. For its ongoing operations, the Company depends upon frequent financings, including the sale of unsecured subordinated debentures, borrowings under warehouse credit facilities or lines of credit and also on the sale of loans on a whole loan basis or through publicly underwritten or privately-placed securitizations. If the Company is unable to renew or obtain adequate funding on acceptable terms through its sale of subordinated debentures or under a warehouse credit facility, or other borrowings, the lack of adequate funds would adversely impact liquidity and reduce profitability or result in continued losses. If the Company is unable to sell or securitize its loans, its liquidity would be reduced and it may incur losses. To the extent that the Company is not successful in maintaining or replacing existing subordinated debentures upon maturity, or maintaining adequate warehouse credit facilities or lines of credit, or securitizing and selling its loans, it may have to limit future loan originations and further restructure its operations. Limiting loan originations or restructuring operations could impair the Company's ability to repay subordinated debentures at maturity and may result in continued losses.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

The Company has historically experienced negative cash flow from operations since 1996 primarily because, in general, its business strategy of selling loans through securitizations has not generated cash flow immediately. For the six months ended December 31, 2003, the Company experienced positive cash flow from operations of $149.5 million due to whole loan sales of its loans originated in prior periods that were carried on its balance sheet at June 30, 2003. During the six months ended December 31, 2003, the Company received cash on whole loan sales of $253.2 million of loans.

For the six months ended December 31, 2003, the Company recorded a net loss of $51.1 million. The loss primarily resulted from liquidity issues described below, which substantially reduced the Company's ability to originate loans and generate revenues during the first six months of fiscal 2004, its inability to complete a securitization of loans during the first quarter of fiscal 2004, and $22.8 million of pre-tax charges for valuation adjustments on its securitization assets. The valuation adjustments reflect the impact of higher than anticipated prepayments on securitized loans experienced during the first six months of fiscal 2004 due to the continuing low interest rate environment. For the six months ended December 31, 2003, the Company originated $227.1 million of loans, which represents a significant reduction as compared to $773.7 million of loans originated in the same period of the prior fiscal year.

For the fiscal year ended June 30, 2003, the Company recorded a loss of $29.9 million. The loss in fiscal 2003 was primarily due to the Company's inability to complete a securitization of loans during the fourth quarter of fiscal 2003 and to $45.2 million of net pre-tax charges for net valuation adjustments recorded on securitization assets.

Short-term Liquidity. Several recent events and issues since the fourth quarter of fiscal 2003 have negatively impacted the Company's short-term liquidity.

First, the Company's inability to complete a securitization during the fourth quarter of fiscal 2003 adversely impacted its short-term liquidity position and contributed to the loss for fiscal 2003. At June 30, 2003, of the $516.1 million in revolving credit and conduit facilities then available, $453.4 million was drawn upon. The Company's revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003, which significantly reduced its ability to fund future loan originations until it sold existing loans, extended or expanded existing credit facilities, or added new credit facilities.

Second, the Company's ability to borrow under credit facilities to finance new loan originations was limited for most of the first six months of fiscal 2004. Further advances under a non-committed portion of one of the Company's credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, no new advances took place under the non-committed portion. Additionally, on August 20, 2003, amendments to this credit facility eliminated the non-committed portion of this facility, reduced the committed portion to $50.0 million and accelerated the expiration date from November 2003 to September 30, 2003. Also a $300.0 million mortgage conduit facility with a financial institution that enabled the Company to sell its loans into an off-balance sheet facility, expired pursuant to its terms on

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

July 5, 2003. In addition, the Company was unable to borrow under its $25.0 million warehouse facility after September 30, 2003, and this facility expired on October 31, 2003.

Third, the Company's temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 further impaired its liquidity.

As a result of these liquidity issues, since June 30, 2003, the Company's loan origination volume was substantially reduced. From July 1, 2003 through December 31, 2003, the Company originated $227.1 million of loans, which represents a significant reduction as compared to originations of $773.7 million of loans for the same period in fiscal 2003. The Company also experienced a loss in loan origination employees. The Company's inability to originate loans at previous levels adversely impacted the relationships its subsidiaries have or are developing with their brokers and its ability to retain employees. As a result of the decrease in loan originations and liquidity issues described above, the Company incurred a loss for the first two quarters of fiscal 2004 and anticipates incurring losses in future periods.

The combination of the Company's current cash position and expected sources of operating cash over the third and fourth quarters of fiscal 2004 may not be sufficient to cover its operating cash requirements, and the Company anticipates incurring operating losses through the fourth quarter of fiscal 2004. On December 31, 2003, the Company had unrestricted cash of approximately $14.7 million and up to $363.2 million available under its new credit facilities. Advances under these new credit facilities can only be used to fund loan originations and not for any other purposes. The Company anticipates that depending upon the size of its future quarterly securitizations, it will need to increase loan originations to approximately $700.0 million to $800.0 million per quarter to return to profitable operations. The Company's short-term plan to achieve these levels of loan originations includes replacing the loan origination employees recently lost and increasing the use of loan brokers referred to as the Company's broker initiative. On December 24, 2003, the Company acquired a broker operation with 35 employees located in California that operates primarily on the west coast of the United States for the purpose of expanding its capacity to originate loans through its broker channel, primarily in the state of California.

Beyond the short-term, the Company expects to increase originations through the application of the business strategy adjustments discussed in "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Business Strategy." The Company's ability to achieve those levels of loan originations could be hampered by a failure to implement its short-term plans and funding limitations expected during the start up of its new credit facilities, which are discussed below.

For the next three to six months the Company expects to augment its sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures will be used to fund overcollateralization requirements in connection with loan originations and fund the Company's operating losses. Under the terms of the Company's credit facilities, these credit facilities will advance 75% to 97% of the value of loans the Company originates. As a result of this limitation, the Company must fund the difference between the loan value and the advances, referred to as the overcollateralization requirement, from the Company's operating cash.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

In light of the losses during the quarters ended September 30, 2003 and December 31, 2003, the Company requested and obtained waivers for its non-compliance with financial covenants in its credit facility agreements and servicing agreements. See Note 7 for more detail.

Remedial Actions to Address Short-term Liquidity. The Company undertook specific remedial actions to address short-term liquidity concerns including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through December 31, 2003, the Company sold approximately $501.2 million of loans (which includes $222.3 million of loans sold by the expired mortgage conduit facility) through whole loan sales. The process of selling loans is continuing. The Company also suspended paying quarterly dividends on its common stock.

On September 22, 2003, the Company entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding loan originations. On October 14, 2003, the Company entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. See
Note 7 for information regarding the terms of these facilities.

Although the Company obtained two new credit facilities totaling $450.0 million, it may only use the proceeds of these credit facilities to fund loan originations and not for any other purpose. Consequently, the Company will have to generate cash to fund the balance of its business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures.

On October 16, 2003, the Company refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility, which expired pursuant to its terms in July 2003. The Company also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other expired warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities which previously held these loans, along with loans fully funded with company cash, resulted in the receipt of $17.0 million in cash. On October 31, 2003, the Company completed a privately placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provided for the termination upon the disposition of these loans.

On December 1, 2003, the Company mailed an Offer to Exchange (the "Exchange Offer") to holders of its subordinated debentures issued prior to April 1, 2003 ("eligible debentures"). The Exchange Offer permitted holders of eligible debentures to exchange their eligible debentures for 10% Series A convertible preferred stock ("Series A Preferred Stock") of the Company or for an equal combination of Series A Preferred Stock and senior collateralized subordinated notes of the Company. In the first closing of the Exchange Offer held December 31, 2003, the Company exchanged $73.6 million of eligible debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, the Company also extended the expiration date of the Exchange Offer to February 6, 2004. As a result of the second closing of the Exchange Offer on February 6, 2004, the Company exchanged an additional $41.9 million of eligible debentures for 22.0 million shares of Series A Preferred Stock and $19.9 million of senior collateralized subordinated notes.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

1. Summary of Significant Accounting Policies (continued)

Business Conditions (continued)

To the extent that the Company fails to maintain its credit facilities or obtain alternative financing on acceptable terms and increase its loan originations, it may have to sell loans earlier than intended and further restructure its operations. While the Company currently believes that it will be able to restructure its operations, if necessary, it can provide no assurances that such restructuring will enable it to attain profitable operations or repay subordinated debentures when due.

After the Company recognized its inability to securitize its loans in the fourth quarter of fiscal 2003, it adjusted its business strategy to emphasize, among other things, more whole loan sales. The Company intends to continue to evaluate both public and privately placed securitization transactions, subject to market conditions.

Subordinated Debentures and Senior Collateralized Subordinated Notes. At December 31, 2003 there were approximately $285.6 million of subordinated debentures and $5.2 million of senior collateralized subordinated notes, maturing within twelve months. The Company obtains the funds to repay the subordinated debentures and senior collateralized subordinated notes at their maturities by securitizing loans, selling loans on a whole loan basis and selling additional subordinated debentures. Cash flow from operations, the sale of subordinated debentures and lines of credit fund the Company's cash needs. The Company expects these sources of funds to be sufficient to meet its cash needs. The Company could, in the future, generate cash flows by securitizing, selling, or borrowing against its interest-only strips and selling servicing rights generated in past securitizations, although the Company's ability to utilize the interest-only strips in this fashion could be restricted in whole or in part by the terms of the Company's $250.0 million warehouse credit facility and senior collateralized subordinated notes, both of which are collateralized by the interest-only strips at the present time. See Note 4 for more detail.

In the event the Company is unable to offer additional subordinated debentures for any reason, the Company has developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on the Company's current cash flow projections, the Company anticipates being able to make all scheduled subordinated debenture maturities and vendor payments.

The contingent financial restructuring plan is based on actions that the Company would take, in addition to those indicated in its adjusted business strategy, to reduce its operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and scaling back less profitable businesses. No assurance can be given that the Company will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay subordinated debentures when due.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

1. Summary of Significant Accounting Policies (continued)

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of ABFS and its subsidiaries (all of which are wholly owned). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

At the Company's annual meeting of shareholders held on December 31, 2003, the Company's shareholders approved three proposals to enable the Company to consummate the Exchange Offer: a proposal to increase the number of authorized shares of common stock from 9.0 million to 209.0 million, a proposal to increase the number of authorized shares of preferred stock from 3.0 million to 203.0 million, and a proposal to authorize the Company to issue the Series A Preferred Stock in connection with the Company's exchange offer and the common stock issuable upon the conversion of the Series A Preferred Stock.

Certain prior period financial statement balances have been reclassified to conform to current period presentation.

Stock Option

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

                                                Three Months Ended                      Six Months Ended
                                                   December 31,                           December 31,
                                        ------------------------------------   --------------------------------
                                               2003              2002               2003              2002
                                        ------------------------------------   --------------------------------
Net income (loss), as reported            $   (24,822)        $    2,111        $  (51,090)         $  3,932
Stock based compensation costs, net of
   tax effects determined under fair
   value method for all awards                    136                (60)              189              (119)
                                        ------------------------------------   --------------------------------
Pro forma                                 $   (24,686)        $    2,051        $  (50,901)         $  3,813
                                        ====================================   ================================
Earnings (loss) per share - basic
    As reported                           $     (8.35)        $     0.72        $   (17.26)         $   1.36
    Pro forma                             $     (8.35)        $     0.70        $   (17.26)         $   1.32
Earnings (loss) per share - diluted
    As reported                           $     (8.35)        $     0.69        $   (17.26)         $   1.30
    Pro forma                             $     (8.35)        $     0.67        $   (17.26)         $   1.27

Restricted Cash Balances

The Company held restricted cash balances of $8.1 million at December 31, 2003 collateralizing a letter of credit facility, $6.1 million and $11.0 million related to borrower escrow accounts at December 31, 2003 and June 30, 2003, respectively, and $0.7 million and $6.0 million related to deposits for future settlement of derivative financial instruments at December 31, 2003 and June 30, 2003, respectively.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46 "Consolidation of Variable Interest Entities," referred to as FIN 46 in this document. FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. Special Purpose Entity (SPE) is one type of entity, which under certain circumstances may qualify as a variable interest entity. Although we use unconsolidated SPEs extensively in our loan securitization activities, the guidance will not affect our current consolidation policies for SPEs as the guidance does not change the guidance incorporated in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," referred to as SFAS No. 140 in this document, which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46 will therefore have no effect on our financial condition, results of operations or cash flows and would not be expected to affect it in the future. In March 2003, the FASB announced that it is reconsidering the permitted activities of a qualifying SPE. We cannot predict whether the guidance will change or what effect, if any, changes may have on our current consolidation policies for SPEs. In October 2003 the FASB announced that it was deferring implementation of FIN 46 for all variable interest entities that were created before February 1, 2003 until the quarter ended December 31, 2003. The requirements of Interpretation of FIN 46 apply immediately to variable interest entities created after January 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," referred to as SFAS No. 149 in this document. SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS No. 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS No. 149 do not affect the Company's current accounting for derivative instruments or hedging activities and therefore will have no effect on the Company's financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," referred to as SFAS No. 150 in this document. SFAS No. 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable shares and obligations to repurchase the issuer's equity shares, as liabilities. The guidance is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company does not have any instruments with such characteristics and does not expect SFAS No. 150 to have an impact on the financial condition, results of operations or cash flows.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

2. Acquisition

On December 24, 2003, the Company acquired a broker operation with 35 employees located in California that operates primarily on the west coast of the United States for the purpose of expanding its capacity to originate loans through its broker channel, especially in the state of California. Assets acquired in this transaction, mostly fixed assets, were not material. The purchase price was comprised of issuing a $475 thousand convertible non-negotiable promissory note to the seller and assuming $107 thousand of liabilities. As a result of this transaction, the Company increased its goodwill by $582 thousand.

The convertible non-negotiable promissory note bears interest at 6% per annum and matures June 30, 2005. At any time on or after December 24, 2004 and before January 31, 2005, the holder of the note has the option to convert the note into the number of shares of common stock determined by dividing the outstanding principal amount of the note and accrued interest, if any, by $5.00, subject to adjustment for any changes in the capitalization of the Company affecting its common stock.

3. Loan and Lease Receivables

Loan and lease receivables - available for sale were comprised of the following (in thousands):

                                                                 December 31,          June 30,
                                                                    2003                 2003
                                                                 ----------           ---------
Real estate secured loans (a)                                    $  114,882           $ 270,096
Leases, net of unearned income of $843 and $550 (b)                   4,095               4,154
                                                                 ----------           ---------
                                                                    118,977             274,250
Less: allowance for credit losses on loan and lease
        receivables available for sale                                3,185               2,848
                                                                 ----------           ---------
                                                                 $  115,792           $ 271,402
                                                                 ==========           =========

(a) Includes deferred direct loan origination costs of $1.2 million and $6.8 million at December 31, 2003 and June 30, 2003, respectively.
(b) Includes deferred direct lease origination costs of $0 and $28 thousand at December 31, 2003 and June 30, 2003, respectively.

Real estate secured loans have contractual maturities of up to 30 years.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

3. Loan and Lease Receivables (continued)

At December 31, 2003 and June 30, 2003, the accrual of interest income was suspended on real estate secured loans of $6.9 million and $5.4 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans in the amount of $2.4 million and $1.4 million at December 31, 2003 and June 30, 2003, respectively.

Average balances of non-accrual loans were $5.2 million for the six months ended December 31, 2003 and $8.6 million for the 2003 fiscal year.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

Effective December 31, 1999, the Company de-emphasized and subsequent to that date, discontinued the equipment leasing origination business, but continues to service the remaining portfolio of leases. On January 22, 2004, the Company executed an agreement to sell its interests in the remaining lease portfolio. The terms of the agreement included a cash sale price of approximately $4.8 million in exchange for the Company's lease portfolio balance as of December 31, 2003. Additionally, the Company will continue to service the portfolio until the February 20, 2004 servicing transfer date under the agreement. The Company received cash from this sale in January 2004.

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

Loan and lease receivables - Other is comprised of receivables for securitized loans. In accordance with the Company's securitization agreements, the Company has the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. Repurchasing delinquent loans from securitization trusts benefits the Company by allowing it to limit the level of delinquencies and losses in the securitization trusts and as a result, the Company can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from its interest-only strips until the delinquency or loss triggers are no longer exceeded. The Company's ability to repurchase these loans does not disqualify it for sale accounting under SFAS No. 140 or other relevant accounting literature because the Company is not required to repurchase any loan and its ability to repurchase a loan is limited by contract. In accordance with the provisions of SFAS No. 140, the Company has recorded an obligation for the repurchase of loans subject to these removal of accounts provisions, whether or not the Company plans to repurchase the loans. The obligation for the loans' purchase price is recorded in other liabilities (see Note 6). A corresponding receivable is recorded at the lower of the loans' cost basis or fair value.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

4. Interest-Only Strips

The activity for interest-only strip receivables for the six months ended December 31, 2003 and 2002 were as follows (in thousands):

                                                                 December 31,
                                                             2003          2002
                                                         --------------------------
Balance at beginning of period                           $   598,278     $  512,611
Initial recognition of interest-only strips                   25,523         94,182
Cash flow from interest-only strips                          (97,170)       (72,858)
Required purchases of additional overcollateralization        12,801         37,680
Interest accretion                                            21,057         22,247
Termination of lease securitization (a)                       (1,759)       (1,741)
Net temporary adjustments to fair value (b)                   (5,070)         7,485
Other than temporary fair value adjustment (b)               (19,983)       (20,002)
                                                         -----------     ----------
Balance at end of period                                 $   533,677     $  579,604
                                                         ===========     ==========

(a) Reflects release of lease collateral from lease securitization trusts which were terminated in accordance with the trust documents after the full payout of trust note certificates. Lease receivables of $1.8 million and $1.6 million, respectively, were recorded on the balance sheet at December 31, 2003 and 2002 as a result of the terminations.

(b) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At December 31, 2003 and 2002, the fair value of overcollateralization related cash flows were $251.4 million and $270.3 million, respectively.

The Company's interest-only strips secure certain obligations under its $250.0 million credit facility with a warehouse lender. These obligations include an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations for fees payable under this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $60.0 million.

Interest-only strips also secure 150% of the original principal amount of the Company's senior collateralized subordinated notes. At December 31, 2003, $51.7 million of the Company's interest-only strips were securing the senior collateralized subordinated notes.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

4. Interest-Only Strips (continued)

Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, the Company increased the prepayment rate assumptions used to value its securitization assets, thereby decreasing the fair value of these assets. However, because the Company's prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuing low interest rates during this period, the Company's prepayment experience exceeded even our revised assumptions. As a result, over the last nine quarters the Company has recorded cumulative pre-tax write downs to its interest-only strips in the aggregate amount of $160.0 million and pre-tax adjustments to the value of servicing rights of $15.2 million, for total adjustments of $175.2 million, mainly due to the higher than expected prepayment experience. Of this amount, $113.1 million was expensed through the income statement and $62.1 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

During the same period, the Company reduced the discount rates it applies to value its securitization assets, resulting in favorable valuation impacts of $29.3 million on its interest-only strips and $7.1 million on its servicing rights. Of this amount, $23.1 million offset the adjustments expensed through the income statement and $13.3 million offset write downs through other comprehensive income. The discount rates were reduced primarily to reflect the impact of the sustained decline in market interest rates.

The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. The Company had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, the Company had utilized derivative financial instruments to manage interest rate risk exposure on its loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of the Company's quarterly revaluation of its interest-only strips and servicing rights, and its own prepayment experience, the Company believes prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of December 17, 2003 that mortgage refinancings as a percentage share of total mortgage originations will decline from 68% in the second quarter of calendar 2003 to 25% in the second quarter of calendar 2004. The Mortgage Bankers Association of America has also projected in its December 2003 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase slightly over the next three quarters. As a result of the Company's analysis of these factors, it has increased its prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, the Company cannot predict with certainty what its prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value its securitization assets and its actual experience may have a significant adverse impact on the value of these assets.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

4. Interest-Only Strips (continued)

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

Fiscal Year 2004
----------------                                                Income               Other
                                                 Total         Statement         Comprehensive
          Quarter Ended                       Write down        Impact          Income Impact
--------------------------------------        ----------       ---------        --------------
September 30, 2003                             $  16,658       $ 10,795            $  5,863
December 31, 2003                                 14,724         11,968               2,756
                                               ---------       --------            --------
Total Fiscal 2004                              $  31,382       $ 22,763            $  8,619
                                               =========       ========            ========


Fiscal Year 2003
----------------                                                Income               Other
                                                 Total         Statement         Comprehensive
          Quarter Ended                       Write down        Impact          Income Impact
--------------------------------------        ----------       ---------        --------------
September 30, 2002                             $  16,739       $ 12,078            $  4,661
December 31, 2002                                 16,346         10,568               5,778
March 31, 2003                                    16,877         10,657               6,220
June 30, 2003                                     13,293         11,879               1,414
                                               ---------       --------            --------
Total Fiscal 2003                              $  63,255       $ 45,182            $ 18,073
                                               =========       ========            ========

Fiscal Year 2002
----------------                                                Income               Other
                                                 Total         Statement         Comprehensive
          Quarter Ended                       Write down        Impact          Income Impact
--------------------------------------        ----------       ---------        --------------
December 31, 2001                              $  11,322       $  4,462            $  6,860
March 31, 2002                                    15,513          8,691               6,822
June 30, 2002                                     17,244          8,900               8,344
                                               ---------       --------            --------
Total Fiscal 2002                              $  44,079       $ 22,053            $ 22,026
                                               =========       ========            ========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

During the six months ended December 31, 2003, the Company recorded gross pre-tax valuation adjustments on its securitization assets primarily related to prepayment experience of $39.8 million, of which $28.0 million was charged to the income statement and $11.8 million was charged to other comprehensive income. The valuation adjustment on interest-only strips for the six months ended December 31, 2003 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.2

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

4. Interest-Only Strips (continued)

million offset the portion of the adjustment expensed through the income statement and $3.2 million offset the portion of the adjustment charged to other comprehensive income. The breakout of the total adjustments in the six months ended December 31, 2003 between interest-only strips and servicing rights was as follows:
         o The Company recorded gross pre-tax valuation adjustments on its interest only-strips of $37.0 million, of which $25.2 million was charged to the income statement and $11.8 million was charged to other comprehensive income. The gross valuation adjustment primarily reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first six months of fiscal 2004 due to the continuing low interest rate environment. The valuation adjustment on interest-only strips for the six months ended December 31, 2003 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.2 million offset the portion of the adjustment expensed through the income statement and $3.2 million offset the portion of the adjustment charged to other comprehensive income. The discount rate was reduced to 10% on December 31, 2003 from 11% on September 30, 2003 and June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates.
         o The Company recorded total pre-tax valuation adjustments on its servicing rights of $2.8 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first six months of fiscal 2004 due to the continuing low interest rate environment.

5. Servicing Rights

Activity for the loan and lease servicing rights asset for the six months ended December 31, 2003 and 2002 were as follows (in thousands):

                                                     December 31,
                                                2003             2002
                                            ----------------------------

Balance at beginning of year                $   119,291       $  125,288
Initial recognition of servicing rights              --           27,248
Amortization                                    (22,425)         (19,269)
Write down                                       (2,780)          (2,644)
                                            -----------       ----------
Balance at end of period                    $    94,086       $  130,623
                                            ===========       ==========

Servicing rights are valued quarterly by the Company based on the current estimated fair value of the servicing asset. A review for impairment is performed by stratifying the serviced loans and leases based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. During the first two quarters of fiscal 2004, we recorded total pre-tax valuation adjustments on our servicing rights of $2.8 million, which was charged to the income statement.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

6. Other Assets and Other Liabilities

Other assets were comprised of the following (in thousands):

                                                       December 31,           June 30,
                                                          2003                  2003
                                                       ----------             --------
Goodwill                                               $  15,703              $ 15,121
Financing costs, debt offerings                            3,528                 3,984
Real estate owned                                          3,077                 4,776
Due from securitization trusts for
   servicing related activities                            1,048                 1,344
Investments held to maturity                                 860                   881
Other                                                      2,994                 4,346
                                                       ---------              --------
                                                       $  27,210              $ 30,452
                                                       =========              ========

Other liabilities were comprised of the following (in thousands):

                                                       December 31,           June 30,
                                                          2003                  2003
                                                       ----------             --------
Obligation for repurchase of securitized loans         $  36,042              $ 27,954
Unearned lease incentives                                 12,438                 9,465
Commitments to fund closed loans                           7,627                35,187
Escrow deposits held                                       6,082                10,988
Deferred rent incentive                                    2,514                    --
Hedging liabilities, at fair value                            --                 6,335
Periodic advance guarantee                                   171                   650
Trading liabilities, at fair value                            48                   334
Other                                                        915                 1,077
                                                       ---------              --------
                                                       $  65,837              $ 91,990
                                                       =========              ========

See Note 3 for an explanation of the obligation for the repurchase of securitized loans.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

7. Subordinated Debentures, Senior Collateralized Subordinated Notes and Warehouse Lines and Other Notes Payable

Subordinated debentures was comprised of the following (in thousands):

                                                       December 31,           June 30,
                                                          2003                  2003
                                                       ----------             --------
Subordinated debentures (a)                            $ 615,790              $702,423
Subordinated debentures - money market notes (b)          13,884                17,117
                                                       ---------              --------
Total subordinated debentures                           $ 629,674              $719,540
                                                       =========              ========

Senior collateralized subordinated notes were comprised of the following (in thousands):

                                                       December 31,           June 30,
                                                          2003                  2003
                                                       ----------             --------
Senior collateralized subordinated notes (c)           $  34,459              $     --
                                                       =========              ========

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                       December 31,           June 30,
                                                          2003                  2003
                                                       ----------             --------
Warehouse revolving line of credit (d)                 $   8,010              $     --
Warehouse revolving line of credit (e)                    78,804                    --
Warehouse and operating revolving line of credit (f)          --                30,182
Warehouse revolving line of credit (g)                        --               136,098
Warehouse revolving line of credit (h)                        --                19,671
Capitalized leases (i)                                       651                   807
Convertible promissory note (j)                              475                    --
Bank overdraft (k)                                            --                26,158
                                                       ---------              --------
Total warehouse lines and other notes payable          $  87,940              $212,916
                                                       =========              ========

(a) Subordinated debentures due January 2004 through January 2014, interest rates ranging from 3.75% to 13.00%; average rate at December 31, 2003 was 9.16%, average remaining maturity was 17.7 months, subordinated to all of the Company's senior indebtedness. The average rate on subordinated debentures including money market notes was 9.07% at December 31, 2003.
(b) Subordinated debentures - money market notes due upon demand, interest rate at 4.88%; subordinated to all of the Company's senior indebtedness.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

7. Subordinated Debentures, Senior Collateralized Subordinated Notes and Warehouse Lines and Other Notes Payable (continued)

(c) Senior collateralized subordinated notes due December 2004 through January 2014, interest rates ranging from 5.40% to 13.00%; average rate at December 31, 2003 was 9.53%, average remaining maturity was 24.7 months. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by the Company on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind the Company's senior indebtedness and all of its other existing and future senior debt and debt of its subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by the Company and other unsecured debt. Senior collateralized subordinated notes were issued in connection with the December 1, 2003 Exchange Offer. At December 31, 2003, $51.7 million of the Company's interest-only strips were collateralizing the senior collateralized subordinated notes.
(d) $200.0 million warehouse revolving line of credit with JPMorgan Chase Bank entered into on September 22, 2003 and expiring September 2004. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans.
(e) $250.0 million warehouse revolving line of credit with Chrysalis Warehouse Funding, LLC, entered into on October 14, 2003 and expiring October 2006. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans and certain interest-only strips.
(f) Originally a $50.0 million warehouse and operating revolving line of credit with JPMorgan Chase Bank, collateralized by certain pledged loans, advances to securitization trusts, real estate owned and certain interest-only strips which was replaced for warehouse lending purposes by the $200.0 million facility on September 22, 2003. Pursuant to an amendment, this facility remained in place as an $8.0 million letter of credit facility to secure lease obligations for corporate office space. The amount of the letter of credit was $8.0 million at December 31, 2003, was collateralized by cash and will decrease over the term of the lease.
(g) Originally a $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of this facility was continuously committed for the term of the facility while the remaining $100.0 million of the facility was available at Credit Suisse's discretion. Subsequent to June 30, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to September 30, 2003. The expiration date was subsequently extended to October 17, 2003, but no new advances were permitted under this facility subsequent to September 30, 2003. This facility was paid down in full on October 16, 2003. The interest rate on the facility was based on one-month LIBOR plus a margin. Advances under this facility were collateralized by pledged loans.
(h) Previously a $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances could be obtained, subject to specific conditions described in the agreements. Interest rates on the advances were based on one-month LIBOR plus a margin. The obligations under this agreement were collateralized by pledged loans. This facility was paid down in full on October 16, 2003 and it expired pursuant to its terms on October 31, 2003.
(i) Capitalized leases, maturing through January 2006, imputed interest rate of 8.0%, collateralized by computer equipment.
(j) Convertible non-negotiable promissory note issued December 24, 2003 in the acquisition of certain assets and operations of a mortgage broker business. The note bears interest at 6% per annum and matures June 30, 2005. At any time on or after December 24, 2004 and before January 31, 2005, the holder of the note has the option to convert the note into the number of shares of common stock determined by dividing the outstanding principal amount of the note and accrued interest, if any, by $5.00, subject to adjustment for any changes in the capitalization of the Company affecting its common stock.
(k)  Overdraft amount on bank accounts paid on the following business day.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

7. Subordinated Debentures, Senior Collateralized Subordinated Notes and Warehouse Lines and Other Notes Payable (continued)

At December 31, 2003, warehouse lines and other notes payable were collateralized by $91.2 million of loan and lease receivables and $1.0 million of computer equipment.

In addition to the above, the Company had available to it a $5.0 million operating line of credit expiring January 2004, fundings to be collateralized by investments in the 99-A lease securitization trust and Class R and X certificates of Mortgage Loan Trust 2001-2. This line was unused at December 31, 2003.

Until its expiration, the Company also had available a $300.0 million mortgage conduit facility. This facility expired pursuant to its terms on July 5, 2003. The facility provided for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. This facility was paid down in full on October 16, 2003.

On October 16, 2003, the Company refinanced through another mortgage warehouse conduit facility $40.0 million of loans that were previously held in the above off-balance sheet mortgage conduit facility. The Company also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities, which previously held these loans, along with loans fully funded with Company cash resulted in the Company's receipt of $17.0 million in cash. On October 31, 2003, the Company completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of the loans held by it.

Interest rates paid on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 2.00% to LIBOR plus 2.50%. The weighted-average interest rate paid on the revolving credit facilities was 3.57% and 2.24% at December 31, 2003 and June 30, 2003, respectively.

Principal payments on subordinated debentures, senior collateralized subordinated notes, warehouse lines and other notes payable for the next five years are as follows (in thousands): twelve month period ending December 31, 2004 - $377,958; 2005 - $196,869; 2006 - $126,030; 2007 - $18,116; and, 2008 -
$11,778.

In September 2002, the Company entered into a series of leases for computer equipment, which qualify as capital leases. The original principal amount of debt recorded under these leases was $1.0 million. The leases have an imputed interest rate of 8.0% and mature through January 2006.

Financial and Other Covenants

The warehouse credit agreements require that the Company maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio of limits that the Company must meet as a condition to drawing on a particular line of credit. Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

7. Subordinated Debentures, Senior Collateralized Subordinated Notes and Warehouse Lines and Other Notes Payable (continued)

lender, entitles the lender to, among other things, terminate commitments to make future advances to the Company, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities would result in defaults pursuant to cross-default provisions of our other agreements, including but not limited to, other loan agreements, lease agreements and other agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers would have a material adverse effect on the Company's liquidity and capital resources.

As a result of the loss experienced during fiscal 2003, the Company was not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of its principal credit facilities at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million). The Company requested and obtained waivers from these covenant provisions from both lenders. The lender under the $50.0 million warehouse credit facility granted the Company a waiver for its non-compliance with a financial covenant in that credit facility through December 31, 2003 and converted this facility to an $8.0 million letter of credit facility. This $50.0 million facility was replaced by the new $200.0 million facility described below and the principal amount that remains on this facility is the $8.0 million letter of credit which secures the lease on the Company's principal executive office. The Company also entered into an amendment to the $200.0 million credit facility which provided for the waiver of its non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. The Company entered into subsequent amendments to this credit facility which extended the expiration date until October 17, 2003. This facility was paid down in full on October 16, 2003 and expired on October 17, 2003.

In addition, in light of the losses during the first and second quarters of fiscal 2004, the Company requested and obtained waivers or amendments to several credit facilities to address its non-compliance with certain financial covenants.

The terms of the Company's new $200.0 million credit facility, as amended, required, among other things, that our registration statement registering $295.0 million of subordinated debentures be declared effective by the SEC no later than October 31, 2003 and that we have a minimum net worth of $25.0 million at October 31, 2003 and November 30, 2003. An identical minimum net worth requirement applies to the $8.0 million letter of credit facility with the same lender. The lender under the $200.0 million facility agreed to extend the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. The Company's registration statement was declared effective on November 7, 2003. This lender also waived the minimum net worth requirement at October 31, 2003, November 30, 2003 and also December 31, 2003 under the $200.0 million credit facility and the $8.0 million letter of credit facility.

Some of the Company's financial covenants in other credit facilities have minimal flexibility and it cannot say with certainty that it will continue to comply with the terms of all debt covenants. There can be no assurance as to whether or in what form a waiver or modification of terms of these agreements would be granted the Company.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

7. Subordinated Debentures, Senior Collateralized Subordinated Notes and Warehouse Lines and Other Notes Payable (continued)

On September 22, 2003, the Company entered into definitive agreements with JP Morgan Chase Bank for a new $200.0 million credit facility for the purpose of funding its loan originations. Pursuant to the terms of this facility, the Company is required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (this condition was satisfied by the closing of the $250.0 million facility described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of its net cash flow from operations each quarter to reduce the outstanding amount of subordinated debentures commencing with the quarter ending March 31, 2004; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to the Company's financial condition. These provisions require, among other things, the Company's maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans and leases we service for others) at the end of each fiscal quarter of less than 12.0%, its subordinated debentures not to exceed $705.0 million at any time, its ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and its registration statement registering $295.0 million of subordinated debentures be declared effective by the SEC no later than October 31, 2003.

On October 3, 2003, the lender on the new $200.0 million credit facility agreed to extend the date by which the Company must close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. The Company subsequently obtained a waiver from this lender, which extended this required closing date for obtaining the additional credit facility to October 14, 2003.

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

This $250.0 million facility contains representations and warranties, events of default and covenants which are customary for facilities of this type, as well as our agreement to: (i) restrict the total amount of indebtedness outstanding under the indenture related to the Company's subordinated debentures to $750.0 million or less; (ii) make quarterly reductions commencing in April 2004 of an amount of subordinated debentures pursuant to the formulas set forth in the loan agreement; (iii) maintain maximum interest rates offered on subordinated debentures securities not to exceed 10 percentage points above comparable rates for

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

7. Subordinated Debentures, Senior Collateralized Subordinated Notes and Warehouse Lines and Other Notes Payable (continued)

FDIC insured products; and (iv) maintain minimum cash and cash equivalents of not less than $10.0 million. In addition to events of default which are typical for this type of facility, an event of default would occur if: (1) the Company is unable to sell subordinated debentures for more than three consecutive weeks or on more than two occasions in a 12 month period; and (2) certain members of management are not executive officers and a satisfactory replacement is not found within 60 days. The definitive agreements grant the lender an option for a period of 90 days commencing on the first anniversary of entering into the definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees and interest payable by the Company.

Subordinated Debentures and Senior Collateralized Subordinated Notes

Under a registration statement declared effective by the SEC on November 7, 2003, the Company registered $295.0 million of subordinated debentures. Of the $295.0 million, $252.9 million of debt from this registration statement was available for future issuance as of December 31, 2003.

On December 1, 2003, the Company mailed an Exchange Offer to holders of its eligible debentures. Holders of such eligible debentures had the ability to exchange their notes for (i) equal amounts of senior collateralized subordinated notes and shares of the Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the eligible debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for subordinated debentures tendered with maturities of less than 12 months, while subordinated debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months. All other senior collateralized subordinated notes issued in the exchange have maturities equal to the eligible debentures tendered. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by the Company on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind the Company's senior indebtedness and all of the Company's other existing and future senior debt and debt of our subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by the Company and other unsecured debt.

Pursuant to the terms of the Exchange Offer, in the first closing of the Exchange Offer on December 31, 2003, the Company exchanged $73.6 million of outstanding subordinated debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, the Company also extended the expiration date of the Exchange Offer to February 6, 2004. As a result of the second closing of the Exchange Offer on February 6, 2004, the Company exchanged an additional $41.9 million of eligible debentures for 22.0 million shares of Series A Preferred Stock and $19.9 million of senior collateralized subordinated notes.

In the event the Company is unable to offer additional subordinated debentures for any reason, the Company has developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on the Company's current cash flow projections, the Company anticipates being able to make all scheduled payments for maturities of subordinated debentures, senior collateralized subordinated notes and vendor payments.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

7. Subordinated Debentures, Senior Collateralized Subordinated Notes and Warehouse Lines and Other Notes Payable (continued)

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

The Company's subordinated debentures are subordinated in right of payment to, or subordinate to, the payment in full of all senior debt as defined in the indentures related to such debt, whether outstanding on the date of the applicable indenture or incurred following the date of the indenture. The Company's assets, including the stock it holds in its subsidiaries, are available to repay the subordinated debentures in the event of default following payment to holders of the senior debt. In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debentures.

Facility Fees

The Company paid commitment fees and non-usage fees on warehouse lines and operating lines of credit of $12.1 million and $18.8 million in the three and six months ended December 31, 2003 and $0.4 million during the fiscal year ended June 30, 2003.

8. Stockholders' Equity

Exchange Offer

On December 1, 2003, the Company mailed an Exchange Offer to holders of its eligible debentures. Holders of such eligible debentures had the ability to exchange their notes for (i) equal amounts of senior collateralized subordinated notes and shares of Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. See Note 7 for a description of the terms of the senior collateralized subordinated notes.

Pursuant to the terms of the Exchange Offer, in the first closing of the Exchange Offer on December 31,

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

8. Stockholders' Equity (continued)

2003, the Company exchanged $73.6 million of outstanding subordinated debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, the Company also extended the expiration date of the Exchange Offer to February 6, 2004. As a result of the second closing of the Exchange Offer on February 6, 2004, the Company exchanged an additional $41.9 million of eligible debentures for 22.0 million shares of Series A Preferred Stock and $19.9 million of senior collateralized subordinated notes.

Terms of the Series A Preferred Stock

General. The Series A Preferred Stock has a par value of $.001 per share and may be redeemed at the Company's option at a price equal to the liquidation value plus accrued and unpaid dividends after the second anniversary of the issuance date.

Liquidation Preference. Upon any voluntary or involuntary liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the date of liquidation. Based on the shares of Series A Preferred Stock outstanding on December 31, 2003, the liquidation value equals $39.1 million.

Dividend Payments. Monthly dividend payments will be $.0083 per share of Series A Preferred Stock (equivalent to $.10 per share annually or 10% annually of the liquidation value). Payment of dividends on the Series A Preferred Stock is subject to compliance with applicable Delaware state law. Based on the shares of Series A Preferred Stock outstanding on December 31, 2003, the annual dividend requirement equals $3.9 million.

Conversion into Shares of Common Stock. On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A Preferred Stock), each share of the Series A Preferred Stock is convertible at the option of the holder into a number of shares of the Company's common stock determined by dividing: (A) $1.00 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A Preferred Stock has become convertible due to a failure to pay dividends), $1.20 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date but on or after the second anniversary of the issuance date) or $1.30 plus an amount equal to accrued but unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date) by (B) the market value of a share of the Company's common stock (which figure shall not be less than $5.00 per share regardless of the actual market value on the conversion date). Based on the $5.00 per share market value floor and if each share of Series A Preferred Stock issued at the December 31, 2003 and February 6, 2004 closings converted on the anniversary dates listed below, the number of shares of the Company's common stock which would be issued upon conversion follows (shares in thousands):

                                            December 31, 2003 Closing              February 6, 2004 Closing
                                      ------------------------------------    -----------------------------------
                                                             Convertible                            Convertible
                                         Number of         into Number of        Number of         into Number
                                         Preferred             Common           Preferred          of Common
                                          Shares               Shares             Shares              Shares
                                      ----------------    ----------------    ----------------     ------------
 Second anniversary date                  39,095               9,382              22,015               5,284
 Third anniversary date                   39,095              10,165              22,015               5,724

As described above, the conversion ratio of the Series A Preferred Stock increases during the first three years after its issuance, which provides the holders of the Series A Preferred Stock with a discount on the shares of common stock that will be issued upon conversion. This discount, which is referred to as a beneficial conversion feature, was valued at $4.6 million on December 31, 2003. The value of the beneficial conversion feature equals the excess of the intrinsic value of the shares of common stock that will be issued upon conversion of the Series A Preferred Stock, over the value of the Series A Preferred Stock on the date it was issued. The $4.6 million will be amortized to the income statement over the three-year period that the holders of the Series A Preferred Stock earn the discount as additional non-cash dividends on the Series A Preferred Stock.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

8. Stockholders' Equity (continued)

Restricted Shares Granted

The Company entered into an employment agreement dated December 24, 2003 with an experienced industry professional who will direct the wholesale business for the Company. The employment agreement provided for this executive to receive an award of 200,000 restricted shares of the Company's common stock. The vesting of these restricted shares is subject to the executive achieving performance targets for the wholesale business. The restricted shares were issued from the Company's treasury stock with an average cost of $12.69 per share. The market price of the Company's common stock on December 31, 2003 was $4.30 per common share and was used to record unearned compensation on the restricted shares. Unearned compensation will be adjusted as the Company's common stock price changes and will be expensed over the vesting period of the restricted stock.

9. Legal Proceedings

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

Additionally, court decisions in litigation to which we are not a party may also affect our lending activities and could subject us to litigation in the future. For example, in Glukowsky v. Equity One, Inc., (Docket No. A-3202 - 01T3), dated April 24, 2003, to which we are not a party, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey. This case has been appealed to the New Jersey Supreme Court which has agreed to hear this case. We expect that, as a result of the publicity surrounding "predatory lending" practices and this recent New Jersey court decision regarding the Parity Act, we may be subject to other class action suits in the future.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

9. Legal Proceedings (continued)

In addition, from time to time, we are involved as plaintiff or defendant in various other legal proceedings arising in the normal course of our business. While we cannot predict the ultimate outcome of these various legal proceedings, management believes that the resolution of these legal actions should not have a material effect on our financial position, results of operations or liquidity.

10. Commitments

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

In connection with the acquisition of the California mortgage broker operation, the Company assumed the obligations under a lease for approximately 3,700 square feet of space in West Hills, California. The remaining term of the lease is 2 3/4 years, expiring September 30, 2006 at an annual rental of approximately $0.1 million.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

10. Commitments (continued)

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

The Company adopted Financial Interpretation No. ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" on a prospective basis for guarantees that are issued or modified after December 31, 2002. Based on the requirements of this guidance, the Company has recorded a $0.2 million liability in conjunction with the sale of mortgage loans to the ABFS 2003-1 securitization trust which occurred in March 2003. This liability represents its estimate of the fair value of periodic interest advances that the Company as servicer of the securitized loans, is obligated to pay to the trust on behalf of delinquent loans. The fair value of the liability was estimated based on an analysis of historical periodic interest advances and recoveries from securitization trusts.

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

11. Derivative Financial Instruments

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

The Company recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three and six-month periods ended December 31, 2003 and 2002. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                  Three Months Ended         Six Months Ended
                                                     December 31,              December 31,
                                               -------------------------   ----------------------
                                                  2003          2002         2003          2002
                                               -----------   -----------   ----------  ----------
Offset by losses and gains recorded on
    securitizations:
Gains (losses) on derivative financial
    instruments                                  $    --      $  1,104      $   --     $  (1,735)

Offset by losses and gains recorded on the
    fair value of hedged items:
Gains (losses) on derivative financial
    instruments                                     (648)       (2,087)       (648)       (3,054)

Amount settled in cash - received (paid)            (692)       (2,422)       (692)       (2,422)

At December 31, 2003 and 2002, outstanding Eurodollar futures contracts and forward starting interest rate swap contracts accounted for as hedges and the related unrealized gains (losses) recorded as assets (liabilities) on the balance sheet were as follows (in thousands):

                                                 December 31, 2003                December 31, 2002
                                            -----------------------------    -----------------------------
                                              Notional       Unrealized       Notional       Unrealized
                                               Amount           Gain           Amount          (Loss)
                                            -------------   -------------    ------------   --------------
Eurodollar futures contracts                  $ 50,000          $ 44                --              --
Forward starting interest rate swaps                --            --          $ 84,370        $ (2,087)

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

11. Derivative Financial Instruments (continued)

Trading Activity

The Company recorded the following gains and losses on forward starting interest rate swap contracts classified as trading for the three and six-month periods ended December 31, 2003 and 2002 (in thousands):

                                                  Three Months Ended         Six Months Ended
                                                     December 31,              December 31,
                                               -------------------------   ----------------------
                                                  2003          2002         2003          2002
                                               -----------   -----------   ----------  ----------
Trading Gains/(Losses) on forward starting
interest rate swaps:
Related to loan pipeline                        $     --        $ (407)     $   --     $  (2,924)
Related to whole loan sales                           --            --       5,097            --
Amount settled in cash - (paid)                       --        (2,671)     (1,212)       (2,671)

At December 31, 2003, there were no outstanding derivative financial instruments utilized to manage interest rate risk on loans in our pipeline or expected to be sold in whole loan sale transactions. At December 31, 2002, outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans in the Company's pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                           Notional    Unrealized
                                            Amount        Loss
                                           --------    ----------

Forward starting interest rate swaps       $10,630      $   263

The Company has an interest rate swap contract, which is not designated as an accounting hedge, designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. Unrealized gains and losses on the interest rate swap contract are due to changes in the interest rate swap yield curve during the periods the contract is in place. Net gains and losses on this interest rate swap contract include the amount of cash settlement with the contract counter party each period. Net gains and losses on this interest rate swap contract for the three and six-month periods ended December 31, 2003 and 2002 were as follows (in thousands):

                                                  Three Months Ended         Six Months Ended
                                                     December 31,              December 31,
                                               -------------------------   ----------------------
                                                  2003          2002         2003          2002
                                               -----------   -----------   ----------  ----------


Unrealized gain (loss) on interest rate
   swap contract                                $    109      $   (417)    $   286       $  (295)
Cash interest received (paid) on
   interest rate swap contract                       (91)         (270)       (257)         (540)
                                                --------      --------     -------       -------
Net gain (loss) on interest rate swap
   contract                                     $     18      $   (687)    $    29       $  (835)
                                                ========      ========     =======       =======

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

11. Derivative Financial Instruments (continued)

The cumulative net unrealized loss of $48 thousand at December 31, 2003 is included as a trading liability in Other liabilities. Terms of the interest rate swap contract at December 31, 2003 were as follows (dollars in thousands):

Notional amount                                 $     14,887
Rate received - Floating (a)                            1.20%
Rate paid - Fixed                                       2.89%
Maturity date                                     April 2004
Unrealized loss                                 $         48
Sensitivity to 0.1% change in interest rates    $          2

-------------------
(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.

12. Reconciliation of Basic and Diluted Earnings Per Common Share

Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands, except per share data):

                                                      Three Months Ended               Six Months Ended
                                                         December 31,                    December 31,
                                                  ---------------------------      --------------------------
                                                     2003            2002             2003           2002
                                                  ------------    -----------      ------------    ----------
Earnings
(a) Net Income                                    $  (24,822)     $    2,111       $  (51,090)     $   3,932
                                                  ==========      ==========       ===========     =========
Average Common Shares
(b) Average common shares outstanding                  2,973           2,932            2,960          2,894
        Average potentially dilutive shares               (i)            112              (ii)           120
                                                  ----------      ----------       ----------      ---------
(c) Average common and potentially
        dilutive shares                                2,973           3,044            2,960          3,014
                                                  ==========      ==========       ===========     =========
Earnings Per Common Share
Basic (a/b)                                       $    (8.35)     $     0.72       $   (17.26)     $    1.36
Diluted (a/c)                                     $    (8.35)     $     0.69       $   (17.26)     $    1.30

(i)  104 shares anti-dilutive for the period
(ii) 81 shares anti-dilutive for the period

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

13. Segment Information

The Company has three operating segments: Loan Origination, Servicing and Treasury and Funding.

The Loan Origination segment originates home equity loans typically to credit-impaired borrowers and loans secured by one-to-four family residential real estate and business purpose loans secured by real estate and other business assets.

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

The Treasury and Funding segment offers the Company's subordinated debentures pursuant to a registered public offering and obtains other sources of funding for the Company's general operating and lending activities.

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

           American Business Financial Services, Inc. and Subsidiaries

                                December 31, 2003

13. Segment Information (continued)

Six months ended                          Loan          Treasury                                    Reconciling
December 31, 2003:                    Origination      and Funding     Servicing      All Other        Items       Consolidated
                                      -----------      -----------     ---------      ---------     -----------    ------------
External revenues:
   Gain on sale of loans:
     Securitizations                   $ 15,107         $     --        $     --      $     --      $       --      $    15,107
     Whole loan sales                     2,999               --              --            --              --            2,999
   Interest income                        4,960               15             271        21,354              --           26,600
   Non-interest income                    1,240               --          25,236            --         (22,390)           4,086
Inter-segment revenues                       --           34,105              --        16,705         (50,810)              --
Operating expenses:
   Interest expense                      12,121           32,264            (565)       23,753         (34,105)          33,468
   Non-interest expense                  35,610            3,623          19,717        12,388              --           71,338
   Depreciation and amortization          1,174               32             503         1,918              --            3,627
   Securitization assets valuation
     adjustments                             --               --              --        22,763              --           22,763
Inter-segment expense                    39,095               --              --            --         (39,095)              --
Income tax expense (benefit)            (24,204)            (684)          2,224        (8,650)             --          (31,314)
                                       --------         --------        --------      --------      ----------      -----------
Net income (loss)                      $(39,490)        $ (1,115)       $  3,628      $(14,113)     $       --      $   (51,090)
                                       ========         ========        ========      ========      ==========      ===========
Segment assets                         $179,918         $239,396        $ 84,170      $534,032      $ (126,110)     $   911,406
                                       ========         ========        ========      ========      ==========      ===========

Six months ended                          Loan          Treasury                                    Reconciling
December 31, 2002:                    Origination      and Funding     Servicing      All Other        Items       Consolidated
                                      -----------      -----------     ---------      ---------     -----------    ------------
External revenues:
    Gain on sale of loans:
       Securitizations                 $115,890         $     --        $     --      $     --      $       --      $   115,890
       Whole loan sales                      33               --              --            --              --               33
   Interest income                        3,454              267             416        22,247              --           26,384
   Non-interest income                    4,359                1          21,654            --         (19,236)           6,778
Inter-segment revenues                       --           37,041              --        38,409         (75,450)              --
Operating expenses:
   Interest expense                      11,526           33,578             (92)       26,262         (37,041)          34,233
   Non-interest expense                  24,135            5,069          19,476        33,301              --           81,981
   Depreciation and amortization          1,691               58             604         1,093              --            3,446
   Securitization assets valuation
     adjustment                              --               --              --        22,646              --           22,646
Inter-segment expense                    57,645               --              --            --         (57,645)              --
Income tax expense (credit)              12,070             (586)            874        (9,511)             --            2,847
                                       --------         --------        --------      --------      ----------      -----------
Net income (loss)                      $ 16,669         $   (810)       $  1,208      $(13,135)     $       --      $     3,932
                                       ========         ========        ========      ========      ==========      ===========
Segment assets                         $103,663         $186,629        $128,376      $616,287      $  (93,262)     $   941,693
                                       ========         ========        ========      ========      ==========      ===========

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

Overview

         General. We are a diversified financial services organization operating predominantly in the eastern and central portions of the United States. Recent expansion has positioned us to significantly increase our operations in the western portion of the United States, especially California. (See "-- Business Strategy Adjustments" for details of our acquisition of a broker operation located in California.) Through our principal direct and indirect subsidiaries, we originate, sell and service home equity and, subject to market conditions in the secondary loan market, business purpose loans. We also process and purchase home equity loans through our Bank Alliance Services program. Additionally, we service business purpose loans, which we had originated and sold in prior periods. To the extent we obtain a credit facility to fund business purpose loans, we may originate and sell business purpose loans in future periods.

         Our loans primarily consist of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Philadelphia, Pennsylvania, a small processing center in Roseland, New Jersey and a recently acquired broker operation in West Hills, California. Our centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003 we also originated home equity loans through several retail branch offices. Effective June 30, 2003, we no longer originate loans through retail branch offices. Our loan servicing and collection activities are performed at our Bala Cynwyd, Pennsylvania office, but we expect to relocate these activities to our Philadelphia office. In addition, we offer subordinated debentures to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations (including repurchases of delinquent assets from securitization trusts and funding our loan overcollateralization requirements under our credit facilities), investments in systems and technology and for general corporate purposes.

         Current Financial Position and Future Liquidity Issues. On February 3, 2004, we had cash of approximately $37.7 million (including unrestricted cash of $20.6 million) and up to $308.6 million available under our new credit facilities described below. We can only use advances under these new credit facilities to fund loan originations and not for any other purposes. The combination of our current cash position and expected sources of operating cash over the third and fourth quarters of fiscal 2004 may not be sufficient to cover our operating cash requirements.

         For the next three to six months, we intend to augment our sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures will be used to fund overcollateralization requirements in connection with our loan originations and fund our operating losses. Under the terms of our credit facilities, our credit facilities will advance us 75% to 97% of the value of loans we originate. As a result of this limitation, we must fund the difference between the loan value and the advances, which we refer to as the overcollateralization requirement, from our operating cash.

         Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our continuing operations. Several recent events negatively impacted our short-term liquidity and contributed to our losses for fiscal 2003 and the first six months of fiscal 2004, including our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004 and our inability to draw down upon and the expiration of several credit facilities. In addition, our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 further impaired our liquidity.

         We incurred operating losses of $29.9 million and $51.1 million for the fiscal year ended June 30, 2003 and the first six months of fiscal 2004, respectively. In addition, we anticipate incurring operating losses through the fourth quarter of fiscal 2004.

         For the second quarter of fiscal 2004, we recorded a net loss of $24.8 million. The loss primarily resulted from liquidity issues we have experienced in recent quarters, which substantially reduced our loan origination volume and our ability to generate revenues, and a net $12.0 million pre-tax valuation adjustment on our securitization assets which was charged to the income statement. Additionally, operating expense levels that would support greater loan origination volume also contributed to the loss for the second quarter of fiscal 2004.

         During the second quarter of fiscal 2004, we recorded gross pre-tax valuation adjustments on our securitization assets primarily related to prepayment experience of $23.1 million, of which $17.2 million was charged to the income statement and $5.9 million was charged to other comprehensive income. Our securitization assets are comprised of interest-only strips and servicing rights. The valuation adjustment on interest-only strips related to prepayment experience for the six months ended December 31, 2003 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003 from 11.0% to 10.0%. Of this amount, $5.2 million offset the portion of the adjustment expensed through the income statement and $3.2 million offset the portion of the adjustment charged to other comprehensive income. The write-down of securitization assets primarily reflects the impact of higher than anticipated prepayments on securitized loans due to the continuing low interest rate environment.

         For the first six months of fiscal 2004, we recorded a net loss of $51.1 million. The loss primarily resulted from liquidity issues we have experienced in recent quarters, which substantially reduced our loan origination volume and our ability to generate revenues, and net pre-tax valuation adjustment of $22.8 million on our securitization assets which were charged to the income statement. Additionally, operating expense levels that would support greater loan origination volume also contributed to the loss for the first six months of fiscal 2004. During the first six months of fiscal 2004, we recorded gross pre-tax valuation adjustments on its securitization assets primarily related to prepayment experience of $39.8 million, of which $28.0 million was charged to the income statement and $11.8 million was charged to other comprehensive income. The valuation adjustment on interest-only strips related to prepayment experience for the first six months of fiscal 2004 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003 from 11.0% to 10.0%. Of this amount, $5.2 million offset the portion of the adjustment expensed through the income statement and $3.2 million offset the portion of the adjustment charged to other comprehensive income. The write-down of securitization assets primarily reflects the impact of higher than anticipated prepayments on securitized loans due to the continuing low interest rate environment.

         As a result of these liquidity issues, since June 30, 2003, our loan origination volume was substantially reduced. From July 1, 2003 through December 31, 2003, we originated $227.1 million of loans which represents a significant reduction as compared to originations of $773.7 million of loans for the same period in fiscal 2003. As a result of our inability to originate loans at previous levels, the relationships our subsidiaries have or were developing with their brokers were adversely impacted and we also lost a significant number of our loan origination employees. We anticipate that depending upon the size of our future quarterly securitizations, we will need to increase our loan originations to approximately $700.0 million to $800.0 million per quarter to return to profitable operations. Our short-term plan to achieve these levels of loan originations includes replacing the loan origination employees we recently lost and creating an expanded broker initiative described under " -- Business Strategy." Beyond the short-term, we expect to increase originations through the application of the business strategy adjustments discussed below. Our ability to achieve those levels of loan originations could be hampered by our failure to implement our short-term plans and funding limitations expected during the start up of our new credit facilities. For a detailed discussion of our losses, capital resources and commitments, see "-- Liquidity and Capital Resources."

         At December 31, 2003, we had total indebtedness of approximately $752.1 million, comprised of amounts outstanding under our credit facilities, senior collateralized subordinated notes, capitalized leases and subordinated debentures. The following table compares our secured and senior debt obligations and unsecured subordinated debenture obligations at December 31, 2003 to assets which are available to repay those obligations and gives effect to tenders of subordinated debentures accepted by us on December 31, 2003 as a result of our December 1, 2003 Offer to Exchange, referred to as the Exchange Offer in this document (in thousands):

                                              Secured and             Unsecured
                                              Senior Debt            Subordinated
                                              Obligations             Debentures          Total Debt
                                            -----------------      -----------------    -------------
Outstanding debt obligations (a)(f).....      $   122,399     (b)    $   629,674         $   752,073
                                              ===========            ===========         ===========

Assets available to repay debt:
    Cash................................      $        --            $    14,759         $    14,759 (c)
    Loans...............................           91,208     (d)         24,584             115,792
    Interest-only strips................          110,289     (a)(b)     423,388             533,677 (e)
    Servicing rights....................               --                 94,086              94,086 (e)
                                              -----------            -----------         -----------
    Total assets available..............      $   201,497            $   556,817         $   758,314
                                              ===========            ===========         ===========


(a) Includes the impact of the exchange of $73.6 million of subordinated debentures (unsecured subordinated debentures) for $34.5 million of senior collateralized subordinated notes (secured and senior debt obligations) and
    39.1 million shares of Series A Preferred Stock on December 31, 2003. At December 31, 2003, $51.7 million of our interest-only strips were collateralizing the senior collateralized subordinated notes at 150% of the outstanding amount of the senior collateralized subordinated notes.
(b) Security interests under the terms of the $250.0 million credit facility are included in this table. This $250.0 million credit facility is secured by loans when funded under this facility. In addition, interest-only strips secure obligations in an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $58.6 million. This amount is included as an allocation of our interest-only strips to the secured and senior debt obligations column.
(c) The amount of cash reflected in this table excludes restricted cash balances of $14.9 million at December 31, 2003.
(d) Reflects the amount of loans specifically pledged as collateral against our advances under our credit facilities.
(e) Reflects the fair value of our interest-only strips and servicing rights at December 31, 2003.
(f) The Exchange Offer was extended through February 6, 2004. The pro forma effects on the above table of the February 6, 2004 exchange of an additional $41.9 million of subordinated debentures (unsecured subordinated debentures) for $19.9 million of senior collateralized subordinated notes (secured obligations) and 22.0 million shares of Series A Preferred Stock are summarized below. At February 6, 2004, $29.8 million of our interest-only strips were collateralizing these new senior collateralized subordinated notes. Including the senior collateralized subordinated notes issued on December 31, 2003, $81.5 million of our interest-only strips are collateralizing senior collateralized subordinated notes.

                                                      Secured and        Unsecured
                                                      Senior Debt       Subordinated       Total
                                                      Obligations        Debentures         Debt
                                                     ---------------     ----------       --------
      Outstanding debt obligations -
          historical................................    $122,399          $629,674        $752,073
      Pro forma effect of the Exchange Offer
          extension to February 6, 2004.............      19,874           (41,890)        (22,016)
                                                        --------          --------        --------
      Pro forma outstanding debt
          obligations..............................     $142,273          $587,784        $730,057
                                                        ========          ========        ========
      Total assets available to repay debt -
          historical............................. ..    $201,497          $556,817        $758,314
      Pro forma effect of Exchange Offer
          extension to February 6, 2004.............      29,811           (29,811)              -
                                                        --------          --------        --------
      Pro forma assets available..............          $231,308          $527,006        $758,314
                                                        ========          ========        ========

         Remedial Steps Taken to Address Liquidity Issues. We undertook specific remedial actions to address short-term liquidity concerns, including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through December 31, 2003, we sold approximately $501.2 million (which includes $222.3 million of loans sold by the expired mortgage conduit facility) of loans through whole loan sales. We are continuing the process of selling our loans. We also suspended paying quarterly cash dividends on our common stock.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. On October 14, 2003, we entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. See "-- Liquidity and Capital Resources -- Credit Facilities" for information regarding the terms of these facilities.

         Although we obtained two new credit facilities totaling $450.0 million, we may only use the proceeds of these credit facilities to fund loan originations and not for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures.

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

         On December 1, 2003, we mailed an Offer to Exchange, referred to as the Exchange Offer in this document, to holders of our subordinated debentures issued prior to April 1, 2003. Holders of such subordinated debentures had the ability to exchange their notes for (i) equal amounts of senior collateralized subordinated notes and shares of 10% Series A convertible preferred stock, referred to as Series A Preferred Stock in this document; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the subordinated debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for subordinated debentures tendered with maturities of less than 12 months, while subordinated debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months. All other senior collateralized subordinated notes issued in the exchange have maturities equal to the subordinated debentures tendered. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of our subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by us on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind our senior indebtedness and all of our other existing and future senior debt and debt of our subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by us and other unsecured debt. At December 31, 2003, $51.7 million of our interest-only strips were collateralizing the senior collateralized subordinated notes.

         Pursuant to the terms of the Exchange Offer, in the first closing of the Exchange Offer on December 31, 2003, we exchanged $73.6 million of outstanding subordinated debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, we also extended the expiration date of the Exchange Offer to February 6, 2004. As a result of the second closing of the Exchange Offer on February 6, 2004, we exchanged an additional $41.9 million of eligible debentures for 22.0 million shares of Series A Preferred Stock and $19.9 million of senior collateralized subordinated notes.

         On January 22, 2004, we executed an agreement to sell our interests in the remaining lease portfolio. The terms of the agreement included a cash sale price of approximately $4.8 million in exchange for our lease portfolio balance as of December 31, 2003. Additionally, we will continue to service the portfolio until the February 20, 2004 servicing transfer date under the agreement. We received cash from this sale in January 2004.

         To the extent that we fail to maintain our credit facilities or obtain alternative financing on acceptable terms and increase our loan originations, we may have to sell loans earlier than intended and further restructure our operations. While we currently believe that we will be able to restructure our operations, if necessary, we cannot assure you that such restructuring will enable us to attain profitable operations or repay the subordinated debentures when due. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising additional equity, seeking to convert an additional portion of our subordinated debentures to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets.

         Business Strategy Adjustments. Our adjusted business strategy focuses on shifting from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. This shift will be more pronounced as our loan origination levels increase. Short-term, we intend to replace the loan origination employees we recently lost and create an expanded broker initiative in order to increase loan originations. On December 24, 2003, the Company acquired a broker operation that operates primarily on the west coast of the United States. The operation acquired has 35 employees located in California and is expected to contribute to the Company's loan origination volume from its broker channel, especially in the state of California. Assets acquired in this transaction, mostly fixed assets, were not material. The purchase price was comprised of issuing a $475 thousand convertible non-negotiable promissory note to the sellers and assuming $107 thousand of liabilities. Beyond the short-term, we expect to increase loan originations through the application of adjustments to our business strategy. See " -- Business Strategy" for information regarding adjustments to our business strategy.

         If we fail to generate sufficient liquidity through the sales of our loans, the sale of our subordinated debentures, the maintenance of new credit facilities or a combination of the foregoing, we will have to restrict loan originations and make additional changes to our business strategy, including restricting or restructuring our operations which could reduce our profitability or result in losses and impair our ability to repay the subordinated debentures. In addition, we have historically experienced negative cash flow from operations. To the extent we fail to successfully implement our adjusted business strategy, which requires access to capital to originate loans and our ability to profitably sell these loans, we would continue to experience negative cash flows from operations, which would impair our ability to repay our subordinated debentures and may require us to restructure our operations.

         Credit Facilities, Servicing Agreements and Waivers Related to Financial Covenants. As a result of the loss experienced during fiscal 2003, we failed to comply with the terms of certain of the financial covenants under two of our principal credit facilities at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million) and we requested and obtained waivers of these requirements from our lenders. We subsequently paid off the $200.0 million credit facility (which had been reduced to $50.0 million) in the October 16, 2003 refinancing described under " -- Remedial Steps Taken to Address Liquidity Issues."

         We also requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants and other requirements as of September 30, 2003, October 31, 2003, November 30, 2003 and December 31, 2003 in light of the losses during the first and second quarters of fiscal 2004 and our liquidity issues. See "-- Liquidity and Capital Resources -- Credit Facilities" for additional information regarding the waivers or amendments obtained.

         In addition, as a result of our non-compliance at September 30, 2003 with the net worth requirements contained in several of our servicing agreements, we requested and obtained waivers of our non-compliance with these requirements. We received a written waiver from one bond insurer and a verbal waiver of our non-compliance with a financial covenant (with written documentation pending) from another bond insurer on several other Pooling and Servicing Agreements. We cannot assure you that we will be able to obtain this waiver in writing or whether the terms of the written waiver will impose any conditions on us.

         The terms of our new $200.0 million credit facility, as amended, require our compliance with various financial and other covenants. We requested and obtained waivers from the lender for our non-compliance with certain covenants under this $200.0 million facility. See "-- Liquidity and Capital Resources -- Credit Facilities."

         Because we anticipate incurring losses through the fourth quarter of fiscal 2004, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers as a result of our non-compliance with financial covenants. We cannot assure you as to whether or in what form we will obtain these waivers.

         Delinquencies; Forbearance and Deferment Arrangements. We experienced an increase in the total delinquencies in our total managed portfolio to $272.2 million at December 31, 2003 from $229.1 million at June 30, 2003 and $170.8 million at June 30, 2002. Total delinquencies (loans and leases, excluding real estate owned, with payments past due for more than 30 days) as a percentage of the total managed portfolio were 10.93% at December 31, 2003 compared to 6.27% at June 30, 2003 and 5.57% at June 30, 2002.

         As the managed portfolio continues to season and if our economy continues to lag or worsen, the delinquency rate may continue to increase, which could negatively impact our ability to sell or securitize loans and reduce our profitability and the funds available to repay our subordinated debentures. Continuing low market interest rates could continue to encourage borrowers to refinance their loans and increase the levels of loan prepayments we experience which would negatively impact our delinquency rate.

         Delinquencies in our total managed portfolio do not include $228.4 million of previously delinquent loans at December 31, 2003, which are subject to deferment and forbearance arrangements. Generally, a loan remains current after we enter into a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of the delinquent payments advanced or fees paid by us on borrower's behalf as part of the deferment or forbearance arrangement) and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, we will generally declare the account in default and resume collection actions.

         During the final six months of fiscal 2003 and the first two quarters of fiscal 2004, we experienced a pronounced increase in the number of borrowers under deferment arrangements than in prior periods. There was approximately $197.7 million and $228.4 million of cumulative unpaid principal balance under deferment and forbearance arrangements at June 30, 2003 and December 31, 2003, respectively, as compared to approximately $138.7 million of cumulative unpaid principal balance at June 30, 2002. Total cumulative unpaid principal balances under deferment or forbearance arrangements as a percentage of the total managed portfolio were 5.41% at June 30, 2003 and 9.17% at December 31, 2003 compared to 4.52% at June 30, 2002. Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At December 31, 2003, there was $53.8 million of cumulative unpaid principal balance under deferment arrangements and $58.7 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more. See "-- Managed Portfolio Quality -- Deferment and Forbearance Arrangements."

         Civil Subpoena from the U.S. Attorney's Office. We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. The subpoena requested that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003, including: (i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and (iii) agreements to sell or otherwise transfer mortgage loans (including, but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which we sold or transferred mortgage loans, any instance in which we did not service or act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans.

         On December 22, 2003, we entered into a Joint Agreement with the Civil Division of the U. S. Attorney's Office for the Eastern District of Pennsylvania which ends the inquiry by the U.S. Attorney focused on our forbearance policy initiated pursuant to the civil subpoena dated May 14, 2003.

         In response to the inquiry and as part of the Joint Agreement, we have adopted a revised forbearance policy, which became effective on November 19, 2003. Under this policy, we will no longer require a borrower to execute a deed in lieu of foreclosure as a condition to entering into a forbearance agreement with us where the real estate securing the loan is the borrower's primary residence. Under the Joint Agreement, we have also agreed to return to existing borrowers any executed but unrecorded deeds in lieu of foreclosure obtained under our former forbearance policy.

         We also agreed to contribute a total of $80,000 to one or more U.S. Department of Housing and Urban Development (HUD) approved housing counseling organizations within the next 13 months. We have the right to designate the recipient organization(s) and will provide the U.S. Attorney's Office with the name(s) of the recipient(s). Each recipient must provide housing counseling in the states in which we originate mortgage loans.

         Under our revised forbearance policy, eligible borrowers will be sent a letter, along with our standard form forbearance agreement encouraging them to: read the forbearance agreement; seek the advice of an attorney or other advisor prior to signing the forbearance agreement; and contact our consumer advocate by calling a toll-free number with questions. The Joint Agreement requires that for 18 months following its execution, we will notify the U.S. Attorney's Office of any material changes we propose to make to our forbearance policy, form of forbearance agreement (or cover letter) and that no changes to these documents shall be effective until at least 30 days after this notification. The U.S. Attorney reserves the right to re-institute its inquiry if we do not comply with our revised forbearance policy, fail to provide the 30 days notice described above, or disregard the concerns of the U.S. Attorney's Office, after providing such notice. The Joint Agreement also requires that we provide the U.S. Attorney with two independently prepared reports confirming our compliance with our revised forbearance policy (including the standard form of forbearance agreement and cover letter) and internal company training for collections department employees described below. These reports are to be submitted to the U.S. Attorney's Office at 9 and 18 months after the execution of the Joint Agreement.

         We also agreed to implement a formal training session regarding our revised forbearance policy for all of our collections department employees, at which such employees will be directed to inform borrowers that they can obtain assistance from housing and credit counseling organizations and how to find such organizations in their area. We agreed to monitor compliance with our forbearance policy and take appropriate disciplinary action against those employees who do not comply with this policy.

Business Strategy

         Our adjusted business strategy focuses on a shift from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. In addition, over the next three to six months, we intend to replace the loan origination employees we recently lost and create an expanded broker initiative in order to increase loan originations. Our broker initiative involves significantly increasing the use of loan brokers to increase loan volume and retaining additional resources in the form of executive employees to manage the broker program. In December 2003, we hired an experienced industry professional who will direct the wholesale business and acquired a broker operation with 35 employees located in California. Our business strategy includes the following:

      o Selling substantially all of the loans we originate on at least a quarterly basis through a combination of securitizations and whole loan sales. Whole loan sales may be completed on a more frequent basis.

      o Shifting from a predominantly publicly underwritten securitization strategy and gain-on-sale business model to a strategy focused on a combination of whole loan sales and smaller securitization transactions. Quarterly loan securitization levels will be reduced from previous levels. Securitizations for the foreseeable future are expected to be executed as private placements to institutional investors or publicly underwritten securitizations, subject to market conditions. Historically, the market for whole loan sales has provided reliable liquidity for numerous originators as an alternative to securitization. Whole loan sales provide immediate cash premiums to us, while securitizations generate cash over time but generally result in higher gains at the time of sale. We intend to rely less on gain-on-sale accounting and loan servicing activities for our revenue and earnings and will rely more on cash premiums earned on whole loan sales. This strategy is expected to result in relatively lower earnings levels at current loan origination volumes, but will increase cash flow, accelerate the timeframe for becoming cash flow positive and improve our liquidity position. See "--Liquidity and Capital Resources" for more detail on cash flow.

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

      o Reducing origination of the types of loans that are not well received in the whole loan sale and securitization markets. We intend to reduce the level of business purpose loans that we will originate, but we will continue to originate business purpose loans to meet demand in the whole loan sale and securitization markets depending on our ability to obtain a credit facility to fund business purpose loans. During the first two quarters of fiscal 2004, we did not originate any business purpose loans.

      o  Reducing the cost of loan originations. We have implemented plans to:

              o reduce the cost to originate in Upland Mortgage by: a) broadening the product line and offering competitive interest rates in order to increase origination volume, b) reducing marketing costs, and c) developing broker relationships;

              o reduce the cost to originate in our broker channel, including American Business Mortgage Services, Inc. by increasing volume through a broadening of the mortgage loan product line and consolidating some of its operating functions to our centralized operating office in Philadelphia; and

              o reduce the cost to originate in the Bank Alliance Services program by broadening our product line and increasing the amount of fees we would charge to new participating financial institutions.

      o Reducing the amount of outstanding subordinated debentures. The increase in cash flow expected under our business strategy is expected to accelerate a reduction in our reliance on issuing subordinated debentures to meet our liquidity needs and allow us to begin to pay down existing subordinated debentures.

      o Reducing operating costs. Since June 30, 2003, we reduced our workforce by approximately 250 employees. With our shift in focus to whole loan sales, with servicing released, and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. These workforce reductions represent more than a 22% decrease in staffing levels. In addition, we experienced the attrition of approximately 157 additional employees, a 14% reduction, who have resigned since June 30, 2003.

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

         We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. This inquiry was ended on December 22, 2003. See "-- Overview."

         On January 21, 2004, January 28, 2004 and February 12, 2004, three purported class action lawsuits were filed against us and our director and Chief Executive Officer, Anthony Santilli, and our Chief Financial Officer, Albert Mandia, in the United States District Court for the Eastern District of Pennsylvania. The first two suits also name former director, Richard Kaufman, as a defendant. The complaints are captioned: Richard Weisinger v. American Business Financial Services, Inc., et. al., Civil Action No. 04-265; Sean Ruane
v. American Business Financial Services, Inc., Civil Action No. 04-400, and Operative Plasterers' and Cement Masons' International Employees' Trust Fund, et.al v. American Business Financial Services, Inc., et. al., Civil Action No. 04-CV-617. The lawsuits were brought on behalf of all purchasers of our common stock between for the class period January 27, 2000 and June 25, 2003 with respect to the first two suits filed. The class period related to the third suit is January 27, 2000 through June 12, 2003.

         The first two lawsuits allege that we and the named directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These lawsuits allege that, among other things, during the applicable class period, our forbearance and foreclosure practices enabled us to, among other things, allegedly inflate our financial results. These two lawsuits appear to relate to the same subject matter as the Form 8-K we filed on June 13, 2003 disclosing a subpoena from the Civil Division of the U.S. Attorney's Office into our forbearance and foreclosure practices. The U.S. Attorney's inquiry was subsequently concluded in December 2003. See "- Overview - Subpoena from U.S. Attorney's Office." These two lawsuits seek unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         The third lawsuit alleges that the defendants issued false and misleading financial statements in violation of GAAP, the Securities Exchange Act of 1934 and SEC rules by entering into forbearance agreements with borrowers, understating default and foreclosure rates and failing to properly adjust prepayment assumptions to hide the impact on net income. This lawsuit seeks unspecified damages, interest, costs and expenses of the litigation, and injunctive or other relief.

         Procedurally, these lawsuits are in a very preliminary stage and no class has been certified in any of the actions. We do not expect that we will be required to file a response to the lawsuits for several months. We believe that we have several defenses to the claims raised by these lawsuits and intend to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations.

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

Application of Critical Accounting Estimates

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

         Revenue Recognition. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," referred to as SFAS No. 140 in this document, and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the three months ended December 31, 2003 were 50.0% of total revenues compared to 77.6% for the three months ended December 31, 2002. The decline in the percentage of total revenues comprised of securitization gains resulted from the reduction in loans originated during the first six months of fiscal 2004. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we may retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we may retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 80% of the securitization gains in fiscal 2003 were based on estimates of the fair value of retained interests. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         Interest-Only Strips. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 58.6% of our total assets at December 31, 2003 and 51.6% of our total assets at June 30, 2003 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. We re-evaluate expected future cash flows from our interest-only strips on a quarterly basis. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment. In accordance with the provisions of Emerging Issues Task Force guidance on issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," referred to as EITF 99-20 in this document, and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," referred to as SFAS No. 115 in this document, changes in the fair value of interest-only strips that are deemed to be temporary changes are recorded through other comprehensive income, a component of stockholders' equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement, which would adversely affect our income in the period of adjustment.

         During the six months ended December 31, 2003, we recorded total pre-tax valuation adjustments on our interest only-strips of $28.6 million, of which, in accordance with EITF 99-20, $20.0 million was charged to the income statement and $8.6 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced during the six months ended December 31, 2003 due to the continuing low interest rate environment. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

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

         Servicing Rights. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers, net of adequate compensation that would be required by a substitute servicer, represented 10.3% of our total assets at December 31, 2003 and 10.3% of our total assets at June 30, 2003. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment.

         During the six months ended December 31, 2003, we recorded total pre-tax valuation adjustments on our servicing rights of $2.8 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first six months of fiscal 2004 due to the continuing low interest rate environment. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the estimated impact on our financial statements of changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of, estimated future servicing income on that particular pool of loans. A review for impairment is performed on a quarterly basis by stratifying the serviced loans by loan type, which is considered to be the predominant risk characteristic. If our analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be required. During the six months ended December 31, 2003, our valuation analysis indicated that valuation adjustments of $2.8 million were required for impairment of servicing rights due to higher than expected prepayment experience. The write down was recorded in the income statement. Impairment is measured as the excess of carrying value over fair value.

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

         Development of Critical Accounting Estimates. On a quarterly basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of December 31, 2003 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with the Audit Committee.

         Impact of Changes in Critical Accounting Estimates. For a description of the impact of changes in critical accounting estimates in the six months ended December 31, 2003, see "-- Securitizations."

         Initial Adoption of Accounting Policies. In conjunction with the relocation of our corporate headquarters to new leased office space, we have entered into a lease agreement and certain governmental grant agreements, which provide us with reimbursement for certain expenditures related to our office relocation. The reimbursable expenditures include both capitalizable items for leasehold improvements, furniture and equipment and expense items such as legal costs, moving costs and employee communication programs. Amounts reimbursed to us in accordance with our lease agreement will be initially recorded as a liability on our balance sheet and will be amortized in the income statement on a straight-line basis over the term of the lease as a reduction of rent expense. Amounts received from government grants will be initially recorded as a liability. Grant funds received to offset expenditures for capitalizable items will be reclassified as a reduction of the related fixed asset and amortized to income over the depreciation period of the related asset as an offset to depreciation expense. Amounts received to offset expense items will be recognized in the income statement as an offset to the expense item.

         Impact of Changes in Critical Accounting Estimates in Prior Fiscal
Years.

         Discount rates. During fiscal 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $63.3 million, of which $45.2 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The breakout of the total adjustments in fiscal 2003 between interest-only strips and servicing rights and the amount of the adjustments related to changes in discount rates were as follows:

              o We recorded total pre-tax valuation adjustments on our interest only-strips of $58.0 million, of which $39.9 million was charged to the income statement and $18.1 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003, which has impacted the entire mortgage industry. The valuation adjustment on interest-only strips for fiscal 2003 was reduced by a $20.9 million favorable valuation impact as a result of reducing the discount rates applied in valuing the interest-only strips at June 30, 2003. The amount of the valuation adjustment charged to the income statement was reduced by a $10.8 million favorable valuation impact as a result of reducing the discount rates and the charge to other comprehensive income was reduced by $10.1 million for the favorable impact of reducing discount rates. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The reductions in discount rates are discussed in more detail below.
              o We recorded total pre-tax valuation adjustments on our servicing rights of $5.3 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2003 due to the low interest rate environment experienced during fiscal 2003. The valuation adjustment on servicing rights for fiscal 2003 was reduced by a $7.1 million favorable valuation impact as a result of reducing the discount rate applied in valuing the servicing rights at June 30, 2003. The discount rate was reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003.

         From June 30, 2000 through March 31, 2003, we had applied a discount rate of 13% to residual cash flows. On June 30, 2003, we reduced that discount rate to 11% based on the following factors:

              o We had experienced a period of sustained decreases in market interest rates. Interest rates on three and five-year term US Treasury securities have been on the decline since mid-2000. Three-year rates had declined approximately 475 basis points and five-year rates have declined approximately 375 basis points over that period.
              o The interest rates on the bonds issued in our securitizations over that same timeframe also had experienced a sustained period of decline. The trust certificate pass-through interest rate had declined 395 basis points, from 8.04% in the 2000-2 securitization to 4.09% in the 2003-1 securitization.
              o The weighted average interest rate on loans securitized had declined from a high of 12.01% in the 2000-3 securitization to 10.23% in the 2003-1 securitization.
              o Market factors and the economy favored the continuation of low interest rates for the foreseeable future.
              o Economic analysis of interest rates and data released at the time of the June 30, 2003 evaluation supported declining mortgage refinancings even though predicting the continuation of low interest rates for the foreseeable future.

              o The interest rates paid on subordinated debentures issued, which is used to fund our interest-only strips, had declined from a high of 11.85% in February 2001 to a rate of 7.49% in June 2003.

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

         The blended rate used to value our interest-only strips at June 30, 2003 was 9%.

         From June 2000 to March 2003, the discount rate applied in determining the fair value of servicing rights was 11%, which was 200 basis points lower than the 13% discount rate applied to value residual cash flows from interest-only strips during that period. On June 30, 2003, we reduced the discount rate on servicing rights cash flows to 9%. The impact of the June 30, 2003 reduction in discount rate from 11% to 9% was to increase the valuation of our servicing rights by $7.1 million at June 30, 2003. This favorable impact was offset by a decrease of $12.4 million mainly due to prepayment experience in fiscal 2003.

         Prepayment rates. In the third quarter of fiscal 2001, we evaluated our accumulated experience with pools of loans that had a high percentage of loans with prepayment fees. We had begun using a static pool analysis of prepayments, whereby we analyzed historical prepayments by period, to determine average prepayments expected by period. For business purpose loans, we found that prepayments for the first year are generally lower than we had anticipated, peak at a higher rate than previously anticipated by month 24 and decline by month
40. Home equity loan prepayments generally ramped faster in the first year than we had anticipated but leveled more slowly over 30 months and to a lower final rate than we had been using previously. We utilized this information to modify our loan prepayment rates and ramp periods to better reflect the amount and timing of expected prepayments. The effect of these changes implemented in the third quarter of fiscal 2001 was a net reduction in the value of our interest-only strips of $3.1 million or less than 1% and an insignificant net impact on securitization gains for fiscal 2001. The effect on the interest-only strips of this change in assumptions was recorded through an adjustment to comprehensive income.

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

         In each securitization, we also may retain the right to service the loans. We do not service the loans in the 2003-2 securitization, our most recent securitization, which closed in October 2003. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and for breach of covenants or warranty obligations. We are not required to make any additional investments in the trusts. Under current accounting rules, the trusts do not qualify for consolidation in our financial statements. The trusts carry the loan collateral as assets and the certificates issued to investors as liabilities. Residual cash from the loans after required principal and interest payments are made to the investors and after payment of certain fees and expenses provides us with cash flows from our interest-only strips. We expect that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debentures and our operating cash needs.

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

         At December 31, 2003 and June 30, 2003, the mortgage securitization trusts held loans with an aggregate principal balance due of $2.5 billion and $3.4 billion as assets and owed $2.3 billion and $3.2 billion to third party investors, respectively. Revenues from the sale of loans to securitization trusts were $15.1 million, or 31.0% of total revenues for the six months ended December 31, 2003 and $115.1 million, or 77.7% of total revenues for the six months ended December 31, 2002. The revenues for the six months ended December 31, 2003 and December 31, 2002 are net of $2.2 million and $3.2 million, respectively, of expenses for underwriting fees, legal fees and other expenses associated with securitization transactions during that period. We have interest-only strips and servicing rights with fair values of $533.7 million and $94.1 million, respectively at December 31, 2003, which combined represent 68.9% of our total assets. Cash flows received from interest-only strips and servicing rights were $109.3 million for the six months ended December 31, 2003 and $56.6 million for the six months ended December 31, 2002. These amounts are included in our operating cash flows.

         We also used special purpose entities in our sales of loans to a $300.0 million off-balance sheet mortgage conduit facility that was available to us until July 5, 2003. Sales into the off-balance sheet facility involved a two-step transfer that qualified for sale accounting under SFAS No. 140, similar to the process described above. This facility had a revolving feature and could be directed by the third party sponsor to dispose of the loans. Typically, the loans were disposed of by securitizing the loans in a term securitization. The third party note purchaser also has the right to have the loans sold in whole loan sale transactions. Under this off-balance sheet facility arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility were treated as sales for financial reporting purposes. When loans were sold to this facility, we assessed the likelihood that the sponsor would transfer the loans into a term securitization. As the sponsor had typically transferred the loans to a term securitization prior to the fourth quarter of fiscal 2003, the amount of gain on sale we had recognized for loans sold to this facility was estimated based on the terms we would obtain in a term securitization rather than the terms of this facility. For the fourth quarter of fiscal 2003, the likelihood that the facility sponsor would ultimately transfer the underlying loans to a term securitization was significantly reduced and the amount of gain recognized for loans sold to this facility was based on terms expected in a whole loan sale transaction. Our ability to sell loans into this facility expired pursuant to its terms on July 5, 2003. At June 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balances due of $275.6 million as assets and owed $267.5 million to third parties. Through September 30, 2003, $222.3 million of the loans which were in the facility at June 30, 2003 were sold in whole loan sales as directed by the facility sponsor. At September 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balances due of $40.5 million as assets and owed $36.0 million to third parties. This conduit facility was refinanced in the October 16, 2003 refinancing described under "--Liquidity and Capital Resources -- Credit Facilities."

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

         Declines in market interest rates have resulted in reductions in the levels of securitization pass-through interest rates leading to an improvement in interest rate spreads by approximately 245 basis points from the fourth quarter of fiscal 2000 securitization, to our most recent securitization in the second quarter of fiscal 2004. Increased interest rate spreads resulted in increases in the residual cash flow we expect to receive on securitized loans, the amount of cash we received at the closing of a securitization from the sale of notional bonds or premiums on investor certificates and corresponding increases in the gains we recognized on the sale of loans in a securitization. No assurances can be made that market interest rates will remain at current levels or that we can complete securitizations in the future. However, in a rising interest rate environment and under our business strategy we would expect our ability to originate loans at interest rates that will maintain our most recent level of securitization gain profitability to become more difficult than during a stable or falling interest rate environment. We would seek to address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Strategies for Use of Derivative Financial Instruments" for a discussion of our hedging strategies.

         Conversely, a declining interest rate environment could unfavorably impact the valuation of our interest-only strips. In a declining interest rate environment the level of mortgage refinancing activity tends to increase, which could result in an increase in loan prepayment experience and may require increases in assumptions for prepayments for future periods.

         After a two-year period during which management's estimates required no valuation adjustments to our interest-only strips and servicing rights, declining interest rates and high prepayment rates over the last nine quarters have required revisions to management's estimates of the value of these retained interests. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, we increased the prepayment rate assumptions used to value our securitization assets, thereby decreasing the fair value of these assets. However, because our prepayment rates as well as those throughout the mortgage industry continued to remain at higher than expected levels due to continuous declines in interest rates during this period to 40-year lows, our prepayment experience exceeded even our revised assumptions. As a result, over the last nine quarters we have recorded cumulative pre-tax write downs to our interest-only strips in the aggregate amount of $160.0 million and pre-tax adjustments to the value of servicing rights of $15.2 million, for total adjustments of $175.2 million, mainly due to the higher than expected prepayment experience. Of this amount, $113.1 million was expensed through the income statement and $62.1 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

         During the same period, we reduced the discount rates we apply to value our securitization assets, resulting in favorable valuation impacts of $29.3 million on interest-only strips and $7.1 million on servicing rights. Of this amount, $23.1 million offset the adjustments expensed through the income statement and $13.3 million offset write downs through other comprehensive income. The discount rates were reduced primarily to reflect the impact of the sustained decline in market interest rates.

         During the six months ended December 31, 2003, we recorded gross pre-tax valuation adjustments on our securitization assets primarily related to prepayment experience of $39.8 million, of which $28.0 million was charged to the income statement and $11.8 million was charged to other comprehensive income. The valuation adjustment on interest-only strips related to prepayment experience for the six months ended December 31, 2003 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.2 million offset the portion of the adjustment expensed through the income statement and $3.2 million offset the portion of the adjustment charged to other comprehensive income. The breakout of the total adjustments in the six months ended December 31, 2003 between interest-only strips and servicing rights was as follows:

              o We recorded gross pre-tax valuation adjustments on our interest only-strips of $37.0 million, of which $25.2 million was charged to the income statement and $11.8 million was charged to other comprehensive income. The gross valuation adjustment primarily reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first six months of fiscal 2004 due to the continuing low interest rate environment. The valuation adjustment on interest-only strips for the six months ended December 31, 2003 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.2 million offset the portion of the adjustment expensed through the income statement and $3.2 million offset the portion of the adjustment charged to other comprehensive income. The discount rate was reduced to 10% on December 31, 2003 from 11% on September 30, 2003 and June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates.
              o We recorded total pre-tax valuation adjustments on our servicing rights of $2.8 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first six months of fiscal 2004 due to the continuing low interest rate environment.

         The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. We had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of our quarterly revaluation of our interest-only strips and servicing rights, and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of December 17, 2003 that mortgage refinancings as a percentage share of total mortgage originations will decline from 68% in the second quarter of calendar 2003 to 25% in the second quarter of calendar 2004. The Mortgage Bankers Association of America has also projected in its December 2003 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase slightly over the next three quarters. As a result of our analysis of these factors, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

         The following tables detail the pre-tax write downs of the securitization assets by quarter and details the impact to the income statement and to other comprehensive income in accordance with the provisions of SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights (in thousands):

Fiscal Year 2004
----------------                                                Income               Other
                                                 Total         Statement         Comprehensive
          Quarter Ended                       Write down        Impact          Income Impact
--------------------------------------        ----------       ---------        --------------
September 30, 2003....................         $ 16,658         $ 10,795           $   5,863
December 31, 2003.....................           14,724           11,968               2,756
                                               --------         --------           ---------
Total Fiscal 2004.....................         $ 31,382         $ 22,763           $   8,619
                                               ========         ========           =========

Fiscal Year 2003
----------------                                                Income               Other
                                                 Total         Statement         Comprehensive
          Quarter Ended                       Write down        Impact          Income Impact
--------------------------------------        ----------       ---------        --------------
September 30, 2002....................         $ 16,739         $ 12,078           $   4,661
December 31, 2002.....................           16,346           10,568               5,778
March 31, 2003........................           16,877           10,657               6,220
June 30, 2003.........................           13,293           11,879               1,414
                                               --------         --------           ---------
Total Fiscal 2003.....................         $ 63,255         $ 45,182           $  18,073
                                               ========         ========           =========

Fiscal Year 2002
----------------                                                Income               Other
                                                 Total         Statement         Comprehensive
          Quarter Ended                       Write down        Impact          Income Impact
--------------------------------------        ----------       ---------        --------------
December 31, 2001.....................         $ 11,322         $  4,462           $   6,860
March 31, 2002........................           15,513            8,691               6,822
June 30, 2002.........................           17,244            8,900               8,344
                                               --------         --------           ---------
Total Fiscal 2002.....................         $ 44,079         $ 22,053           $  22,026
                                               ========         ========           =========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

         The following table summarizes the volume of loan securitizations and whole loan sales for the three months ended December 31, 2003 and 2002 (dollars in thousands):

                                                           Three Months Ended           Six Months Ended
                                                              December 31,                 December 31,
                                                       -------------------------      -----------------------
Securitizations:                                         2003            2002            2003         2002
                                                       ---------       ---------      ---------    ----------
Business loans.................................        $   9,819       $  29,520      $  11,027    $   59,518
Home equity loans..............................          126,135         377,385        130,380       713,795
                                                       ---------       ---------      ---------    ----------
   Total.......................................        $ 135,954       $ 406,905      $ 141,407    $  773,313
                                                       =========       =========      =========    ==========

Gain on sale of  loans through securitization..        $  14,307       $  57,879      $  15,107    $  115,890
Securitization gains as a percentage of total
  revenue......................................             50.0%           77.6%          31.0%         77.7%
Whole loan sales...............................        $   7,975       $      --      $ 278,953    $    1,537
Premiums on whole loan sales...................        $      78       $      --      $   2,999    $       32

         As demonstrated in the fourth quarter of fiscal 2003 and the first six months of fiscal 2004, our quarterly revenues and net income will fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The business strategy of selling loans through securitizations and whole loan sales requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed or whole loan sale is settled, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations or whole loan sales do not close when expected, we could experience a material adverse effect on our results of operations for a quarter. See "-- Liquidity and Capital Resources" for a discussion of the impact of securitizations and whole loan sales on our cash flow.

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

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At December 31, 2003, investments in interest-only strips totaled $533.7 million, including the fair value of overcollateralization related cash flows of $251.4 million.

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

         At December 31, 2003, eight of our 26 mortgage securitization trusts were under a triggering event as a result of delinquencies exceeding specified levels, losses exceeding specified levels, or both. At June 30, 2003, none of our 25 mortgage securitization trusts were under a triggering event. Approximately $10.0 million of excess overcollateralization is being held by the eight trusts as of December 31, 2003. For the six months ended December 31, 2003, we repurchased delinquent loans with an aggregate unpaid principal balance of $32.0 million from securitization trusts primarily for trigger management. We cannot predict when the eight trusts currently exceeding triggers will be below trigger limits and release the excess overcollateralization. If delinquencies increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debentures to fund these repurchases. Additionally, our repurchase activity increases prepayments, which may result in unfavorable prepayment experience. See "-- Securitizations" for more detail of the effect prepayments have on our financial statements. Also see "Total Portfolio Quality -- Delinquent Loans and Leases" for further discussion of the impact of delinquencies.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts during the first six months of fiscal 2004 and fiscal years 2003 and 2002. We received $21.8 million, $37.6 million and $19.2 million of proceeds from the liquidation of repurchased loans and REO for the six months ended December 31, 2003 and for fiscal years 2003 and 2002, respectively. We carried as assets on our balance sheet, repurchased loans and REO in the amounts of $8.9 million, $9.6 million and $9.4 million at December 31, 2003 and June 30, 2003 and 2002, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Because the contractual outstanding balance is typically greater than the fair value, we generally incur a loss on these repurchases. Mortgage loan securitization trusts are listed only if repurchases have occurred.

  Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts
                             (dollars in thousands)

                                     2003-1    2001-3   2001-2    2001-1   2000-4    2000-3    2000-2   2000-1    1999-4    1999-3
                                     ------    ------   ------    ------   ------    ------    ------   ------    ------    ------
Six months ended December 31, 2003:
   Business loans..................  $  219    $  592   $  603    $  128   $1,441    $   --    $1,257   $  943    $1,033    $  955
   Home equity loans...............      --     1,129      980       469    1,604       897     3,137    2,844     1,497     1,799
                                     ------    ------   ------    ------   ------    ------    ------   ------    ------    ------
     Total.........................  $  219    $1,721   $1,583    $  597   $3,045    $  897    $4,394   $3,787    $2,530    $2,754
                                     ======    ======   ======    ======   ======    ======    ======   ======    ======    ======
% of Original Balance of Loans
   Securitized.....................   0.05%     0.57%    0.45%     0.22%    1.11%     0.60%     1.45%    1.60%     1.14%     1.24%
   Number of loans repurchased.....       1        23       14         9       37        16        55       56        37        37

Year ended June 30, 2003:
   Business loans..................  $   --    $  349   $   --    $  543   $  223    $  144    $2,065   $1,573    $2,719    $2,138
   Home equity loans...............      --       853       --     4,522      520       839     4,322    4,783     5,175     3,697
                                     ------    ------   ------    ------   ------    ------    ------   ------    ------    ------
     Total.........................  $   --    $1,202   $   --    $5,065   $  743    $  983    $6,387   $6,356    $7,894    $5,835
                                     ======    ======   ======    ======   ======    ======    ======   ======    ======    ======
% of Original Balance of Loans
   Securitized.....................      --     0.40%       --     1.84%    0.27%     0.66%     2.11%    2.68%     3.56%     2.63%
   Number of loans repurchased.....      --        11       --        51        9        11        59       65        97        83

Year ended June 30, 2002:
   Business loans..................  $   --    $   --   $   --    $   --   $   --    $   --    $   --   $   --    $  194    $1,006
   Home equity loans...............      --        --       --        --       --        --        --       84       944     3,249
                                     ------    ------   ------    ------   ------    ------    ------   ------    ------    ------
     Total.........................  $   --    $   --   $   --    $   --   $   --    $   --    $   --   $   84    $1,138    $4,255
                                     ======    ======   ======    ======   ======    ======    ======   ======    ======    ======
% of Original Balance of Loans
   Securitized.....................      --        --       --        --       --        --        --    0.04%     0.51%     1.92%
   Number of loans repurchased.....      --        --       --        --       --        --        --        2        18        47


(Continued)
                                     1999-2    1999-1   1998-4    1998-3   1998-2    1998-1    1997(a)  1996(a)    Total
                                     ------    ------   ------    ------   ------    ------    -------  -------   -------
Six months ended December 31, 2003:
   Business loans..................  $  637    $  398   $  262    $   96   $   49    $   --    $  184   $   --    $ 8,797
   Home equity loans...............   2,830     2,685    1,115     1,074      327       429       422       --     23,238
                                     ------    ------   ------    ------   ------    ------    ------   ------    -------
     Total.........................  $3,467    $3,083   $1,377    $1,170      376    $  429    $  606   $   --    $32,035
                                     ======    ======   ======    ======   ======    ======    ======   ======    =======

% of Original Balance of Loans
   Securitized.....................   1.58%     1.67%    1.72%     0.59%    0.31%     0.41%     0.35%       --
   Number of loans repurchased.....      43        40       22        15        5         5        11       --        426

Year  ended June 30, 2003:
   Business loans..................  $1,977    $1,199   $   72    $1,455   $  205       395       744      451    $16,252
   Home equity loans...............   3,140     4,432      549     3,211    1,386       610       381      355     38,775
                                     ------    ------   ------    ------   ------    ------    ------   ------    -------
     Total.........................  $5,117    $5,631   $  621    $4,666   $1,591    $1,005    $1,125   $  806    $55,027
                                     ======    ======   ======    ======   ======    ======    ======   ======    =======

% of Original Balance of Loans
   Securitized.....................   2.33%     3.04%    0.78%     2.33%    1.33%     0.96%     0.64%    1.30%
   Number of loans repurchased.....      59        60        7        60       23        13        16       13        637

Year  ended June 30, 2002:
   Business loans..................  $  341    $  438   $  632    $  260   $  516    $1,266    $1,912   $  104    $ 6,669
   Home equity loans...............   2,688     2,419    4,649     5,575    1,548     1,770       462      183     23,571
                                     ------    ------   ------    ------   ------    ------    ------   ------    -------
     Total.........................  $3,029    $2,857   $5,281    $5,835   $2,064    $3,036    $2,374   $  287    $30,240
                                     ======    ======   ======    ======   ======    ======    ======   ======    =======

% of Original Balance of Loans
   Securitized.....................   1.38%     1.54%    6.60%     2.92%    1.72%     2.89%     1.36%    0.46%
   Number of loans repurchased.....      31        33       58        61       24        37        26        4        341

---------------
(a) Amounts represent combined repurchases and percentages for two 1997 securitization pools and two 1996 securitization pools.

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 requires that we record an obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans, whether or not we actually repurchase them. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due. In accordance with the provisions of SFAS No. 140, we have recorded on our December 31, 2003 balance sheet a liability of $36.0 million for the repurchase of loans subject to these removal of accounts provisions. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         Mortgage Loan Securitization Trust Information. The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       Summary of Selected Mortgage Loan Securitization Trust Information
                    Current Balances as of December 31, 2003
                              (dollars in millions)

                                               2003-2     2003-1      2002-4      2002-3      2002-2     2002-1      2001-4
                                               ------     ------      ------      ------      ------     ------      ------
Original balance of loans securitized:
   Business loans...........................   $   27     $   33      $   30      $   34      $   34     $   32      $   29
   Home equity loans........................      146        417         350         336         346        288         287
                                               ------     ------      ------      ------      ------     ------      ------
   Total....................................   $  173     $  450      $  380      $  370      $  380     $  320      $  316
                                               ======     ======      ======      ======      ======     ======      ======
Current balance of loans securitized:
   Business loans...........................   $   26     $   28      $   25      $   27      $   26     $   23      $   20
   Home equity loans........................      142        348         247         199         186        136         119
                                               ------     ------      ------      ------      ------     ------      ------
   Total....................................   $  168     $  376      $  272      $  226      $  212     $  159      $  139
                                               ======     ======      ======      ======      ======     ======      ======

Weighted-average interest rate on loans
    securitized:
   Business loans...........................   15.61%     15.90%      16.00%      15.97%      16.00%     15.76%      15.80%
   Home equity loans........................    8.98%      9.70%      10.46%      10.84%      10.90%     10.89%      10.70%
   Total....................................   10.02%     10.16%      10.97%      11.46%      11.54%     11.59%      11.42%

Percentage of first mortgage loans..........      87%        87%         87%         87%         87%        90%         90%
Weighted-average loan-to-value..............      76%        77%         76%         77%         76%        75%         77%
Weighted-average remaining term (months) on
   loans securitized.......................      277        262         252         243         229        223         222

Original balance of Trust Certificates......   $  173     $  450      $  376      $  370      $  380     $  320      $  322
Current balance of Trust Certificates.......   $  168     $  362      $  253      $  213      $  199     $  144      $  126
Weighted-average pass-through interest rate
   to Trust Certificate holders(a)..........    2.33%      5.10%       6.11%       7.45%       8.44%      7.81%       5.35%
Highest Trust Certificate pass-through
   interest rate............................    8.00%      3.78%       8.61%       6.86%       7.39%      6.51%       5.35%

Overcollateralization requirements:
Required percentages:
   Initial..................................       --         --       1.00%          --          --         --          --
   Final target.............................    4.10%      5.50%       5.75%       3.50%       3.50%      4.50%       4.25%
   Stepdown overcollateralization...........    8.20%     11.00%      11.50%       7.00%       7.00%      9.00%       8.50%
Required dollar amounts:
   Initial..................................       --         --      $    4          --          --         --          --
   Final target.............................   $    7     $   25      $   22      $   13      $   13     $   14      $   13
Current status:
   Overcollateralization amount.............       --     $   10      $   16      $   11      $   13     $   14      $   13
   Final target reached or anticipated date
      to reach..............................  11/2004    10/2004      3/2004         Yes         Yes        Yes         Yes
   Stepdown reached or anticipated date to
      reach.................................   4/2007     5/2006      1/2006     10/2005      7/2005    10/2004      7/2004

Annual surety wrap fee......................    0.45%      0.20%         (b)         (b)         (b)      0.21%       0.20%

Servicing rights:
   Original balance.........................   $   --     $   16      $   14      $   13      $   15     $   13      $   13
   Current balance..........................   $   --     $   13      $   10      $    8      $    9     $    7      $    6

-----------------
(a) Rates for securitizations 2001-2 and forward include rates on notional bonds, or the impact of premiums to loan collateral received on trust certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Six months ended December 31, 2003 Compared to Six months ended
    December 31, 2002 -- Gain on Sale of Loans - Securitizations" for further description of the notional bonds.
(b) Credit enhancement was provided through a senior / subordinate certificate structure. Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "-- Trigger Management" for further detail.

                    Current Balances as of December 31, 2003
                              (dollars in millions)

                                               2001-3     2001-2      2001-1      2000-4      2000-3     2000-2      2000-1
                                               ------     ------      ------      ------      ------     ------      ------
Original balance of loans securitized:
   Business loans...........................   $   31     $   35      $   29      $   27      $   16     $   28      $   25
   Home equity loans........................      269        320         246         248         134        275         212
                                               ------     ------      ------      ------      ------     ------      ------
   Total....................................   $  300     $  355      $  275      $  275      $  150     $  303      $  237
                                               ======     ======      ======      ======      ======     ======      ======

Current balance of loans securitized:
   Business loans...........................   $   18     $   22      $   17      $   11      $    6     $   12      $   10
   Home equity loans........................      104        110          79          71          37         73          51
                                               ------     ------      ------      ------      ------     ------      ------
   Total....................................   $  122     $  132      $   96      $   82      $   43     $   85      $   61
                                               ======     ======      ======      ======      ======     ======      ======

Weighted-average interest rate on loans
   securitized:
   Business loans...........................   15.93%     15.97%      16.03%      16.12%      16.05%     16.05%      16.01%
   Home equity loans........................   11.09%     11.23%      11.46%      11.61%      11.42%     11.42%      11.39%
   Total....................................   11.81%     12.05%      12.25%      12.22%      12.09%     12.05%      12.11%

Percentage of first mortgage loans..........      90%        91%         89%         87%         91%        84%        80%
Weighted-average loan-to-value..............      75%        76%         75%         76%         76%        76%        76%
Weighted-average remaining term (months) on
  loans Securitized.........................      215        212         208         200         199        207         196

Original balance of Trust Certificates......   $  306     $  355      $  275      $  275      $  150     $  300      $  235
Current balance of Trust Certificates.......   $  111     $  116      $   85      $   73      $   39     $   75      $   54
Weighted-average pass-through interest rate
   to Trust Certificate holders.............    5.73%      8.77%       8.12%       7.05%       7.61%      7.05%       7.04%
Highest Trust Certificate pass-through
   interest rate (a)........................    6.17%      6.99%       6.28%       7.05%       7.61%      8.04%       7.93%

Overcollateralization requirements:
Required percentages:
   Initial..................................       --         --          --          --          --      0.90%       0.75%
   Final target.............................    4.00%      4.40%       4.10%       4.50%       4.75%      5.95%       5.95%
   Stepdown overcollateralization...........    8.00%      8.80%       8.20%       9.00%       9.50%     11.90%      11.90%
Required dollar amounts:
   Initial..................................       --         --          --          --          --     $    3      $    2
   Final target.............................   $   12     $   16      $   11      $   12      $    7     $   18      $   14
Current status:
   Overcollateralization amount.............   $   12     $   16      $   10      $   12      $    6     $   11      $    8
   Final target reached or anticipated date
      to reach..............................      Yes        Yes         Yes         Yes         Yes        Yes         Yes
   Stepdown reached or anticipated date to
      reach.................................   4/2004     Yes(b)      Yes(b)         Yes         Yes        Yes         Yes

Annual surety wrap fee......................    0.20%      0.20%       0.20%       0.21%       0.21%      0.21%       0.19%

Servicing rights:
   Original balance.........................   $   12     $   15      $   11      $   14      $    7     $   14      $   10
   Current balance..........................   $    5     $    6      $    4      $    4      $    2     $    3      $    2

------------------
(a) Rates for securitizations 2001-2 and forward include rates on notional bonds, or the impact of premiums to loan collateral received on trust certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Six months ended December 31, 2003 Compared to Six months ended
    December 31, 2002 -- Gain on Sale of Loans - Securitizations" for further description of the notional bonds.
(b) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "Trigger Management" for further detail.

                    Current Balances as of December 31, 2003
                              (dollars in millions)

                                               1999-4     1999-3      1999-2      1999-1      1998(a)    1997(a)     1996(a)
                                               ------     ------      ------      ------      ------     ------      ------
Original balance of loans securitized:
   Business loans...........................   $   25     $   28      $   30      $   16      $   57     $   45      $   29
   Home equity loans........................      197        194         190         169         448        130          33
                                               ------     ------      ------      ------      ------     ------      ------
   Total....................................   $  222     $  222      $  220      $  185      $  505     $  175      $   62
                                               ======     ======      ======      ======      ======     ======      ======

Current balance of loans securitized:
   Business loans...........................   $    9     $    9      $    9      $    5      $   12     $    8      $    5
   Home equity loans........................       56         52          54          43          84         16           3
                                               ------     ------      ------      ------      ------     ------      ------
   Total....................................   $   65     $   61      $   63      $   48      $   96     $   24      $    8
                                               ======     ======      ======      ======      ======     ======      ======

Weighted-average interest rate on loans
securitized:
   Business loans...........................   16.05%     15.73%      15.75%      15.85%      15.68%     15.93%      15.89%
   Home equity loans........................   11.03%     10.83%      10.52%      10.65%      10.79%     11.55%      11.12%
   Total....................................   11.76%     11.59%      11.26%      11.15%      11.40%     12.98%      13.94%

Percentage of first mortgage loans..........      86%        87%         89%         93%         90%        80%         78%
Weighted-average loan-to-value..............      76%        76%         76%         77%         76%        75%         65%
Weighted-average remaining term (months) on
   loans Securitized........................      191        195         201         203         186        139         103

Original balance of Trust Certificates......   $  220     $  219      $  219      $  184      $  498     $  171      $   61
Current balance of Trust Certificates.......   $   57     $   55      $   55      $   43      $   85     $   20      $    6
Weighted-average pass-through interest rate
   to Trust Certificate holders.............    6.85%      6.78%       6.70%       6.56%       7.67%      7.16%       6.37%
Highest Trust Certificate pass-through
  interest rate.............................    7.68%      7.49%       7.13%       6.58%       6.86%      7.53%       7.95%

Overcollateralization requirements:
Required percentages:
   Initial..................................    1.00%      1.00%       0.50%       0.50%       1.50%      2.43%       1.94%
   Final target.............................    5.50%      5.00%       5.00%       5.00%       5.10%      7.43%       8.94%
   Stepdown overcollateralization...........   11.00%     10.00%      10.00%      10.00%      10.21%     14.86%      12.90%
Required dollar amounts:
   Initial..................................   $    2     $    2      $    1      $    1      $    7     $    4      $    1
   Final target.............................   $   12     $   11      $   11      $    9      $   26     $   13      $    6
Current status:
   Overcollateralization amount............    $    8     $    8      $    7      $    6      $   12     $    4      $    3
   Final target reached or anticipated date
      to reach..............................      Yes        Yes         Yes         Yes         Yes        Yes         Yes
   Stepdown reached or anticipated date to
      reach.................................   Yes(b)        Yes      Yes(b)         Yes      Yes(b)     Yes(b)         Yes

Annual surety wrap fee......................    0.21%      0.21%       0.19%       0.19%       0.22%      0.26%       0.18%

Servicing rights:
   Original balance.........................   $   10     $   10      $   10      $    8      $   18     $    7      $    4
   Current balance..........................   $    3     $    2      $    2      $    2      $    2     $    1      $    1

-------------
(a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.
(b) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "--Trigger Management" for further detail.

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

         At December 31, 2003, we applied a discount rate of 10% to the estimated residual cash flows. In determining the discount rate that we apply to residual cash flows, we follow what we believe to be a practice of other companies in the non-conforming mortgage industry. That is, to determine the discount rate by adding an interest rate spread to the all-in cost of securitizations to account for the risks involved in securitization assets. The all-in cost of the securitization trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees, where applicable, generally range from 19 to 22 basis points combined. From industry experience comparisons and our evaluation of the risks inherent in our securitization assets, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. From June 30, 2000 through March 31, 2003, we had applied a discount rate of 13% to residual cash flows. On June 30, 2003, we reduced that discount rate to 11% and on December 31, 2003 we reduced that discount rate to 10%, based on the following factors:

         o We have experienced a period of sustained low market interest rates. Interest rates on three and five-year term US Treasury securities have been on the decline since mid-2000. Three-year rates have declined approximately 425 basis points and five-year rates have declined approximately 300 basis points.
         o The interest rates on the bonds issued in our securitizations over this same timeframe also have experienced a sustained period of decline. The trust certificate pass-through interest rate has declined 429 basis points, from 8.04% in the 2000-2 securitization to 3.75% in the 2003-2 securitization.
         o The weighted average interest rate on loans securitized has declined from a high of 12.01% in the 2000-3 securitization to 10.02% in the 2003-2 securitization.
         o Market factors and the economy favor the continuation of low interest rates for the foreseeable future.
         o Economic analysis of interest rates and data currently being released support declining mortgage refinancings even though predicting the continuation of low interest rates for the foreseeable future.

         However, because the discount rate is applied to projected cash flows, which consider expected prepayments and losses, the discount rate assumption was not evaluated in isolation. These risks involved in our securitization assets were considered in establishing a discount rate. The impact of the December 31, 2003 reduction in discount rate from 11% to 10% was to increase the valuation of our interest-only strips by $8.4 million at December 31, 2003. The 10% discount rate that we apply to our residual cash flow portion of our interest-only strips also reflects the other characteristics of our securitized loans described below:

         o Underlying loan collateral with fixed interest rates, which are higher than others in the non-conforming mortgage industry. Average interest rate of securitized loans exceeds the industry average by 100 basis points or more. All of the securitized loans have fixed interest rates, which are more predictable than adjustable rate loans.

         o At origination, approximately 90% to 95% of securitized business purpose loans had prepayment fees and approximately 80% to 85% of securitized home equity loans had prepayment fees. Currently in our total portfolio, approximately 50% to 55% of securitized business purpose loans have prepayment fees and approximately 55% to 60% of securitized home equity loans have prepayment fees. Our historical experience indicates that prepayment fees lengthen the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the securitized loans.
         o A portfolio mix of first and second mortgage loans of 80-85% and 15-20%, respectively. Historically, the high proportion of first mortgages has resulted in lower delinquencies and losses.
         o    A portfolio credit grade mix comprised of 60% A credits, 23% B credits, 14% C credits, and 3% D credits. In addition, our historical loss experience is below what is experienced by others in the non-conforming mortgage industry.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5% on overcollateralization cash flows. At June 30, 2003 we reduced the minimum discount rate to 5.0% to reflect the sustained decline in interest rates. At June 30, 2003 and December 31, 2003, the average discount rate applied to projected overcollateralization cash flows was 7%. This discount rate is lower than the discount rate applied to residual cash flows because the risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire unpaid principal balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 8% at December 31, 2003 and 9% at June 30, 2003.

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

         As was previously discussed, for the past nine quarters, our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of our recent prepayment experience.

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

Securitized collateral balance.....................................$ 2,370,779
Balance sheet carrying value of retained interests (a).............$   533,677
Weighted-average collateral life (in years)........................        3.9

----------------
(a) Amount includes interest-only strips and servicing rights.

         Sensitivity of assumptions used to determine the fair value of retained interests (dollars in thousands):

                                                          Impact of
                                                        Adverse Change
                                                --------------------------------
                                                  10% Change        20% Change
                                                ---------------   --------------
Prepayment speed............................      $  23,687        $  44,947
Credit loss rate............................          4,762            9,523
Floating interest rate certificates (a).....            723            1,446
Discount rate...............................         16,941           33,030

--------------
(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve incorporating the effect of rate caps where applicable to the individual deals.

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

                Summary of Material Mortgage Loan Securitization
        Valuation Assumptions and Actual Experience at December 31, 2003

                                               2003-2     2003-1      2002-4      2002-3      2002-2     2002-1      2001-4
                                               ------     ------      ------      ------      ------     ------      ------
Interest-only strip residual discount rate:
   Initial valuation........................      11%        13%         13%         13%         13%        13%         13%
   Current valuation........................      10%        10%         10%         10%         10%        10%         10%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation........................       8%         7%          9%          7%          7%         7%          7%
   Current valuation........................       8%         5%          9%          7%          7%         7%          5%
Servicing rights discount rate:
   Initial valuation........................      (d)        11%         11%         11%         11%        11%         11%
   Current valuation........................      (d)         9%          9%          9%          9%         9%          9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans.........................      11%        11%         11%         11%         11%        11%         11%
     Home equity loans......................      22%        22%         22%         22%         22%        22%         22%
   Ramp period (months):
     Business loans.........................       27         27          27          27          27         27          27
     Home equity loans......................       30         30          30          30          30         30          30
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................      11%        11%         11%         11%         11%        11%         11%
     Home equity loans .....................      22%        22%         22%         22%         22%        22%         22%
   Ramp period (months):
     Business loans.........................       27         27          27          27          27         27          27
     Home equity loans......................       30         30          30          30          30         30          30
   CPR adjusted to reflect ramp:
     Business loans.........................       5%        11%         13%         16%         18%        20%         23%
     Home equity loans......................       6%        23%         25%         25%         25%        25%         27%
   Current prepayment experience (c):
     Business loans.........................       --        23%         16%         20%         21%        24%         21%
     Home equity loans......................       --        26%         41%         50%         49%        48%         46%

Annual credit loss rates:
   Initial assumption.......................    0.40%      0.40%       0.40%       0.40%       0.40%      0.40%       0.40%
   Current assumption.......................    0.40%      0.40%       0.40%       0.40%       0.40%      0.40%       0.40%
   Actual experience........................       --      0.01%       0.02%       0.07%       0.11%      0.14%       0.25%

Servicing fees:
   Contractual fees.........................       (d)     0.50%       0.50%       0.50%       0.50%      0.50%       0.50%
   Ancillary fees...........................       (d)     1.25%       1.25%       1.25%       1.25%      1.25%       1.25%

------------
(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

(b) The majority of the home equity loan prepayment ramp rates have been increased for the next 3 months to provide for the expected near term continuation of higher than average prepayments.

(c) Current experience is a six-month historical average.

(d) Servicing rights for the 2003-2 loans were sold to a third party servicer.

                Summary of Material Mortgage Loan Securitization
  Valuation Assumptions and Actual Experience at December 31, 2003 (Continued)

                                               2001-3     2001-2      2001-1      2000-4      2000-3     2000-2      2000-1
                                               ------     ------      ------      ------      ------     ------      ------
Interest-only strip residual discount rate:
   Initial valuation........................      13%        13%         13%         13%         13%        13%         11%
   Current valuation........................      10%        10%         10%         10%         10%        10%         10%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation........................       7%         7%          6%          7%          8%         8%          8%
   Current valuation........................       6%         7%          6%          7%          8%         8%          8%
Servicing rights discount rate:
   Initial valuation........................      11%        11%         11%         11%         11%        11%         11%
   Current valuation........................       9%         9%          9%          9%          9%         9%          9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................      11%        11%         11%         10%         10%        10%         10%
     Home equity loans......................      22%        22%         22%         24%         24%        24%         24%
   Ramp period (months):
     Business loans.........................       24         24          24          24          24         24          24
     Home equity loans......................       30         30          30          24          24         24          18
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................      11%        11%         11%         11%         11%        11%         11%
     Home equity loans......................      22%        22%         22%         22%         22%        22%         22%
   Ramp period (months):
     Business loans.........................       27         27          27          27          27         Na          Na
     Home equity loans......................       30         30          30          30          30         30          Na
   CPR adjusted to reflect ramp:
     Business loans.........................      21%        18%         15%         12%         23%        35%         29%
     Home equity loans......................      30%        30%         38%         40%         41%        43%         40%
   Current prepayment experience (c):
     Business loans.........................      23%        21%         22%         44%         37%        34%         28%
     Home equity loans......................      42%        43%         40%         41%         44%        41%         41%

Annual credit loss rates:
   Initial assumption.......................    0.40%      0.40%       0.40%       0.40%       0.40%      0.40%       0.40%
   Current assumption.......................    0.40%      0.40%       0.50%       0.40%       0.50%      0.45%       0.65%
   Actual experience........................    0.52%      0.32%       0.52%       0.45%       0.45%      0.53%       0.74%

Servicing fees:
   Contractual fees.........................    0.50%      0.50%       0.50%       0.70%       0.50%      0.50%       0.50%
   Ancillary fees...........................    1.25%      1.25%       1.25%       1.25%       1.25%      1.25%       1.25%

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

(b) To provide for the near term continuation of higher than average prepayments, prepayment assumptions for trusts beyond the ramp period start at approximately the current run rate and ramp down to the expected CPR over 3 months for both business and home equity loans.

(c) Current experience is a six-month historical average.

    Na = not applicable

                Summary of Material Mortgage Loan Securitization
  Valuation Assumptions and Actual Experience at December 31, 2003 (Continued)

                                               1999-4     1999-3      1999-2      1999-1      1998(d)    1997(d)     1996(d)
                                               ------     ------      ------      ------      ------     ------      ------
Interest-only strip residual discount rate:
   Initial valuation........................      11%        11%         11%         11%         11%        11%         11%
   Current valuation........................      10%        10%         10%         10%         10%        10%         10%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation........................       8%         7%          7%          7%          7%         7%          8%
   Current valuation........................       8%         7%          7%          7%          7%         7%          8%
Servicing rights discount rate:
   Initial valuation........................      11%        11%         11%         11%         11%        11%         11%
   Current valuation........................       9%         9%          9%          9%          9%         9%          9%

Prepayment rates:
   Initial assumption (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................      10%        10%         10%         10%         13%        13%         13%
     Home equity loans......................      24%        24%         24%         24%         24%        24%         24%
   Ramp period (months):
     Business loans.........................       24         24          24          24          24         24          24
     Home equity loans......................       18         18          18          18          12         12          12
   Current assumptions (b):
   Expected Constant Prepayment Rate (CPR):
     Business loans ........................      11%        10%         10%         10%         10%        15%         10%
     Home equity loans......................      22%        22%         22%         22%         23%        22%         20%
   Ramp period (months):
     Business loans.........................       Na         Na          Na          Na          Na         Na          Na
     Home equity loans......................       Na         Na          Na          Na          Na         Na          Na
   CPR adjusted to reflect ramp:
     Business loans.........................      26%        18%         37%         29%         20%        27%         12%
     Home equity loans......................      34%        39%         41%         36%         40%        40%         28%
   Current prepayment experience (c):
     Business loans.........................      26%        18%         35%         36%         18%        29%          6%
     Home equity loans......................      35%        38%         40%         35%         40%        39%         25%

Annual credit loss rates:
   Initial assumption.......................    0.30%      0.25%       0.25%       0.25%       0.25%      0.25%       0.25%
   Current assumption.......................    0.70%      0.65%       0.35%       0.55%       0.60%      0.40%       0.45%
   Actual experience........................    0.65%      0.68%       0.41%       0.52%       0.55%      0.35%       0.41%

Servicing fees:
   Contractual fees.........................    0.50%      0.50%       0.50%       0.50%       0.50%      0.50%       0.50%
   Ancillary fees...........................    1.25%      1.25%       1.25%       1.25%       0.75%      0.75%       0.75%

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

(b) To provide for the near term continuation of higher than average prepayments, prepayment assumptions for trusts beyond the ramp period start at approximately the current run rate and ramp down to the expected CPR over 3 months for both business and home equity loans.

(c) Current experience is a six-month historical average.

(d) Amounts represent weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

    Na = not applicable

         Servicing Rights. As the holder of servicing rights on securitized loans, we are entitled to receive annual contractual servicing fees of 50 basis points (70 basis points in the case of the 2000-4 securitization) on the aggregate outstanding loan balance. We do not service the loans in the 2003-2 securitization, our most recent securitization, which closed in October 2003. These fees are paid out of accumulated mortgage loan payments before payments of principal and interest are made to trust certificate holders. In addition, ancillary fees such as prepayment fees, late charges, nonsufficient funds fees and other fees are retained directly by us, as servicer, as payments are collected from the borrowers. We also retain the interest paid on funds held in a trust's collection account until these funds are distributed from a trust.

         The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. On a quarterly basis, we evaluate capitalized servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. See "-- Application of Critical Accounting Policies -- Servicing Rights" for a discussion of the $2.8 million write down of servicing rights recorded in the first six months of fiscal 2004 and "-- Application of Critical Accounting Policies -- Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years" for a discussion of the $5.3 million write down of servicing rights recorded in fiscal 2003.

         On June 30, 2003, we reduced the discount rate on servicing rights cash flows to 9% and used the same discount rate to value servicing rights at December 31, 2003. In determining the discount rate applied to calculate the present value of cash flows from servicing rights, management has subtracted a factor from the discount rate used to value residual cash flows from interest-only strips to provide for the lower risks inherent in servicing assets. Unlike the interest-only strips, the servicing asset is not exposed to credit losses. Additionally, the distribution of the contractual servicing fee cash flow from the securitization trusts is senior to both the trusts' investor certificates and our interest-only strips. This priority of cash flow reduces the risks associated with servicing rights and thereby supports a lower discount rate than the rate applied to residual cash flows from interest-only strips. Cash flows related to ancillary servicing fees, such as prepayment fees, late fees, and non-sufficient fund fees are retained directly by us.

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

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, we believe the prepayment experience on our managed portfolio is more stable than the mortgage market in general. We believe this stability has favorably impacted our ability to value the future cash flows from our servicing rights and interest-only strips because it increased the predictability of future cash flows. However, for the past nine quarters, our prepayment experience has exceeded our expectations for prepayments on our managed portfolio and as a result we have written down the value of our securitization assets. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of the effects prepayments that were above our expectations have had on the value of our securitization assets.

Whole Loan Sales

         We also sell loans with servicing released, which we refer to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. See "-- Off-Balance Sheet Arrangements -- Securitizations" for information on the volume of whole loan sales and premiums recorded for the six months ended December 31, 2003 and 2002. Loans reported as sold on a whole loan basis were generally loans that we originated specifically for a whole loan sale and exclude impaired loans, which may be liquidated by selling the loan with servicing released. However, see "--Business Strategy" for detail on our adjustment in business strategy from originating loans predominantly for publicly underwritten securitizations, to originating loans for a combination of whole loan sales and smaller securitizations.

Results of Operations

                            Summary Financial Results
                  (dollars in thousands, except per share data)

                                   Three Months Ended                            Six Months Ended
                                      December 31,                                 December 31,
                                ------------------------      Percentage   ---------------------------      Percentage
                                  2003            2002         Decrease       2003              2002         Decrease
                                --------        --------      ----------   ---------          --------      ----------
Total revenues.................  $28,591         $74,618       (61.7)%     $ 48,792           $149,085       (67.3)%
Total expenses.................   68,627          70,979        (3.3)%      131,196            142,306        (7.8)%
Net income (loss)..............  (24,822)          2,111                    (51,090)             3,932

Return on average equity.......   (10.57)%         11.20%                    (10.20)%            10.68%
Return on average assets.......  (525.90)%          0.90%                   (443.79)%             0.85%

Earnings (loss) per share:
  Basic........................  $ (8.35)        $  0.72                   $ (17.26)          $   1.36
  Diluted......................  $ (8.35)        $  0.69                   $ (17.26)          $   1.30
Dividends declared per share...  $    --         $  0.08                   $     --           $   0.16

Summary

         For the second quarter of fiscal 2004, we recorded a net loss of $24.8 million. The loss primarily resulted from liquidity issues which substantially reduced our ability to originate loans and generate revenues during the second quarter of fiscal 2004, a decrease in both the gain and size of the securitization transaction recorded during the quarter, expense levels that would support greater loan origination volume, and $12.0 million of pre-tax charges for valuation adjustments on our securitization assets charged to the income statement.

         Loan origination volume decreased to $103.1 million for the quarter ended December 31, 2003, compared to origination volume of $403.0 million for the same period in fiscal 2003, due to our previously discussed short term liquidity issues. While we originated loans at a substantially reduced level during the second quarter, our expense base for the quarter would have supported greater origination volume.

         For the six months ended December 31, 2003, we recorded a net loss of $51.1 million compared to net income of $3.9 million for the same period in fiscal 2003. Decreases in the gain on sale of loans recorded during the first six months of fiscal 2004 were marginally offset by the favorable impact of trading activity, general and administrative expenses, and sales and marketing expenses. See below for further discussion of gain on sale, general and administrative expenses, other expenses and the securitization assets valuation adjustment recorded during the period.

         During the quarter ended December 31, 2003, we recorded total pre-tax adjustments on our securitization assets of $14.7 million, of which $12.0 million was reflected as an expense on the income statement and $2.7 million was reflected as an adjustment to other comprehensive income, a component of stockholders' equity. These write downs of our interest-only strips and servicing rights, which we refer to as our securitization assets, primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the continuing low interest rate environment.

         As a result of the $51.7 million loss and the $8.6 million pre-tax reduction to other comprehensive income for the six months ended December 31, 2003 partially offset by the favorable impact of the Exchange Offer, total stockholders' equity was reduced to $25.6 million at December 31, 2003. For the same period in fiscal 2003, we recorded total pre-tax valuation adjustments of $33.1 million, of which $22.7 million was reflected as an expense on the income statement and $10.4 million was reflected as an adjustment to other comprehensive income.

         The loss per common share for the first six months of fiscal 2004 was $17.26 per share on average common shares of 2,960,000 compared to diluted net income per share of $1.30 per share on average common shares of 3,014,000 for the first six months of fiscal 2003. A dividend of $0.16 per share was paid for the first six months of fiscal 2003. No dividend was paid in the first six months of fiscal 2004. The common dividend payout ratio based on diluted earnings per share was 12.3% for the first six months of fiscal 2003.

         At our annual meeting of shareholders held on December 31, 2003, our shareholders approved three proposals to enable us to consummate the Exchange
Offer: a proposal to increase the number of authorized shares of common stock from 9.0 million to 209.0 million, a proposal to increase the number of authorized shares of preferred stock from 3.0 million to 203.0 million, and a proposal to authorize us to issue Series A Preferred Stock in connection with our Exchange Offer and the common stock issuable upon the conversion of the Series A Preferred Stock. Shareholder approval of these issuances of securities was required pursuant to the NASDAQ Corporate Governance Rules as the issuance of such shares could result in a change in control of our company.

Loan Originations

         The following schedule details our loan originations (in thousands):

                                          Three Months Ended                     Six Months Ended
                                             December 31,                          December 31,
                                     ---------------------------            ---------------------------
                                        2003             2002                 2003              2002
                                     ---------         ---------            --------          ---------
Business purpose loans.......        $      --         $  32,187           $      --          $  61,050
Home equity loans............          103,084           370,764             227,136            712,617
                                     ---------         ---------           ---------          ---------
                                     $ 103,084         $ 402,951           $ 227,136          $ 773,667
                                     =========         =========           =========          =========

         During the first six months of fiscal 2004, our subsidiary, American Business Credit, Inc., did not originate any business purpose loans. During the six months ended December 31, 2002, American Business Credit, Inc. originated $61.1 million of business purpose loans. Previously discussed liquidity issues have substantially reduced our ability to originate business purpose loans during the first two quarters of fiscal 2004. Pursuant to our adjusted business strategy and depending on the availability of a credit facility to fund business purpose loans, we plan to continue to originate business purpose loans, however at lower volumes, to meet demand in the whole loan sale and securitization markets. See " -- Business Strategy."

         Home equity loans originated by our subsidiaries, HomeAmerican Credit, doing business as Upland Mortgage, and American Business Mortgage Services, Inc., and those purchased through the Bank Alliance Services program, decreased $485.5 million, or 68.1%, for the six months ended December 31, 2003 to $227.1 million from $712.6 million for the six months ended December 31, 2002. Liquidity issues have reduced our ability to originate home equity loans. American Business Mortgage Services, Inc. home equity loan originations for the six months ended December 31, 2003 decreased by $276.2 million, or 96.4%, from the prior year period. We no longer originate loans through retail branches, which resulted in a decrease in loan originations of $82.4 million, or 99.2%, from the same six-month period in the prior year. The Bank Alliance Services program's loan originations for the six months ended December 31, 2003 decreased $22.9 million, or 25.4%, over the comparable prior year period. Based on our adjusted business strategy, which emphasizes whole loan sales, smaller publicly underwritten or privately-placed securitizations and reducing costs, effective June 30, 2003, we no longer originate loans through our retail branches, which were a high cost origination channel, and plan to increase our focus on broker and Bank Alliance Services' origination sources. Our home equity loan origination subsidiaries will continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process as we work through our liquidity issues. In addition, as part of our focus on developing broker relationships, a lower cost source of originations, we have acquired a broker operation that operates in the west coast and have expanded the broker business within HomeAmerican Credit.

Revenues

         Total Revenues. For the second quarter of fiscal 2004 total revenues decreased $46.0 million, or 61.7%, to $28.6 million from $74.6 million for fiscal 2003. For the first six months of fiscal 2004 total revenues decreased $100.3 million, or 67.3%, to $48.8 million from $149.1 million for the first six months of fiscal 2003. Our limited ability to borrow under credit facilities to finance new loan originations for much of the first six months of fiscal 2004 and our inability to complete a securitization in the first quarter of fiscal 2004 accounted for this decrease in total revenues.

         Gain on Sale of Loans - Securitizations. For the second quarter of fiscal 2004, gains of $14.3 million were recorded on the securitization of $136.0 million of loans. This was a decrease of $43.6 million, or 75.3% below gains of $57.9 million were recorded on the securitization of $406.9 million of loans for the second quarter of fiscal 2003. For the six months ended December 31, 2003, gains of $15.1 million were recorded on the securitization of $141.5 million of loans. This was a decrease of $100.8, or 87.0% over gains of $115.9 million recorded on securitizations of $773.3 million of loans for the six months ended December 31, 2002.

         The decrease in securitization gains for the three and six months ended December 31, 2003 was due to our reduced level of loan originations during the first six months of fiscal 2004 and our inability to complete a securitization of loans during the first quarter. We completed a privately-placed securitization, with servicing released, recognizing gain on $136.0 million of loans in the second quarter. The $15.1 million in gains recorded in the six months ended December 31, 2003 resulted from $136.0 million of loans securitized in the second quarter, the sale of $5.5 million of loans into an off-balance sheet facility before its expiration on July 5, 2003 and additional gains from our residual interests in the $35.0 million of loans remaining in the off-balance sheet facility from June 30, 2003.

         Gain on Sale of Loans - Whole Loan Sales. Gains on whole loan sales increased to $0.1 million for the three months ended December 31, 2003, from a loss of $2 thousand for the three months ended December 31, 2002. For the six months ended December 31, 2003, gains on whole loan sales increased to $3.0 million from gains of $33 thousand for the six months ended December 31, 2002. The volume of whole loan sales increased $277.5 million, to $279.0 million for the six months ended December 31, 2003 from $1.5 million for the six months ended December 31, 2002. The increase in the volume of whole loan sales for the six months ended December 31, 2003 resulted from management's decision to adjust its business strategy to emphasize more whole loan sales and our inability to complete a securitization in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004. See "-- Business Strategy" and "-- Liquidity and Capital Resources" for further detail.

         Interest and Fees. For the second quarter of fiscal 2002, interest and fee income decreased $2.4 million, or 52.8%, to $2.2 million compared to $4.6 million in the same period of fiscal 2003. For the six months ended December 31, 2003, interest and fee income decreased $1.9 million, or 21.9%, to $6.8 million compared to $8.7 million in the same period of fiscal 2003. Interest and fee income consists primarily of interest income earned on loans available for sale, interest income on invested cash and other ancillary fees collected in connection with loan originations.

         During the second quarter of fiscal 2004, interest income decreased $0.9 million, or 41.1%, to $1.4 million from $2.3 million for the second quarter of fiscal 2003. The decrease for the second quarter was due to a lower average balance of loans carried on balance sheet during the second quarter of fiscal 2004 resulting from the reduction in loan originations. During the six months ended December 31, 2003, interest income increased $1.1 million, or 27.2%, to $5.3 million from $4.1 million for the six months ended December 31, 2002. The increase for the six-month period resulted from our carrying a higher average loan balance during the first three months of fiscal 2004 as compared to fiscal 2003. This increase was offset by a decrease of $0.4 million of investment interest income due to lower invested cash balances and lower interest rates on invested cash balances due to general decreases in market interest rates.

         During the second quarter of fiscal 2004, other fees decreased $1.5 million, or 64.5%, to $0.8 million from $2.3 million for the second quarter of fiscal 2003. Other fees decreased $3.0 million for the six months ended December 31, 2003, or 66.1%, to $1.6 million from $4.6 million for the six months ended December 31, 2002. These decreases were mainly due to decreases in fees related to loan originations, which resulted from our reduced ability to originate loans. Our ability to collect certain fees on loans we originate in the future may be impacted by proposed laws and regulations by various authorities.

         Interest Accretion on Interest-Only Strips. Interest accretion of $10.2 million and $21.3 million were earned in the three and six months ended December 31, 2003 compared to $11.5 million and $22.2 million in the three and six months ended December 31, 2002. The decrease reflects the decline in the balance of our interest-only strips of $45.9 million, or 7.9%, to $533.7 million at December 31, 2003 from $579.6 million at December 31, 2002. However, cash flows from interest-only strips for the six months ended December 31, 2003 totaled $96.8 million, an increase of $24.0 million, or 32.9%, from the six months ended December 31, 2002 due to the larger size of our more recent securitizations and additional securitizations reaching final target overcollateralization levels and stepdown overcollateralization levels.

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans serviced for others, less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended December 31, 2003, servicing income increased $1.2 million, to $1.8 million from $0.6 million for the three months ended December 31, 2002. For the six months ended December 31, 2003, servicing income increased $0.3 million, or 15.9%, to $2.5 million from $2.2 million for the six months ended December 31, 2002. Because loan prepayment levels in the first six months of fiscal 2004 increased from the first six months of fiscal 2003, the amortization of servicing rights has also increased. Amortization is recognized in proportion to contractual and ancillary fees collected. Therefore the collection of additional prepayment fees in the first six months of fiscal 2004 has resulted in higher levels of amortization.

         The following table summarizes the components of servicing income for the three and six months ended December 31, 2003 and 2002 (in thousands):

                                                 Three Months Ended             Six Months Ended
                                                    December 31,                   December 31,
                                              ----------------------         -----------------------
                                                2003          2002             2003          2002
                                              --------      --------         ---------    ----------
Contractual and ancillary fees............... $ 11,859      $ 11,289         $  24,952    $   21,450
Amortization of servicing rights.............  (10,050)      (10,645)          (22,425)      (19,269)
                                              --------      --------         ---------    ----------
Net servicing income......................... $  1,809      $    644         $   2,527    $    2,181
                                              ========      ========         =========    ==========

Expenses

         Total Expenses. Total expenses decreased $2.4 million, or 3.3%, to $68.6 million for the three months ended December 31, 2003 compared to $71.0 million for the three months ended December 31, 2002. Total expenses decreased $11.1 million, or 7.8%, to $131.2 million for the six months ended December 31, 2003 compared to $142.3 million for the six months ended December 31, 2002. As described in more detail below, this decrease was mainly a result of decreases in losses on derivative financial instruments classified as trading, sales and marketing expenses, general and administrative expenses and interest expense during the six months ended December 31, 2003, partially offset by increases in employee related costs, provision for loan losses and for the second quarter, securitization assets valuation adjustments.

         Interest Expense. The two major components of interest expense are interest on subordinated debentures and interest on warehouse lines of credit used to fund loans. During the second quarter of fiscal 2004, interest expense decreased $0.5 million, or 2.9%, to $16.7 million compared to $17.2 million for the second quarter of fiscal 2003. During the first six months of fiscal 2004, interest expense decreased $0.8 million, or 2.2%, to $33.5 million compared to $34.2 million for the six months ended December 31, 2002. The decrease in interest expense for the three and six months ended December 31, 2003 was primarily attributable to the decline in average interest rates paid on subordinated debentures outstanding.

         The following schedule details interest expense (in thousands):

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                 December 31,
                                              -----------------------       ----------------------
                                                2003           2002           2003          2002
                                              --------       --------       --------      --------
Interest on subordinated debentures.......... $ 16,138       $ 16,749       $ 32,231      $ 33,558
Interest to fund loans.......................      478            368          1,171           633
Other interest...............................       34             33             66            42
                                              --------       --------       --------      --------
                                              $ 16,650       $ 17,150       $ 33,468      $ 34,233
                                              ========       ========       ========      ========

         Average subordinated debentures outstanding during the three months ended December 31, 2003 was $693.9 million compared to $677.2 million during the three months ended December 31, 2002. Average interest rates paid on subordinated debentures outstanding decreased to 8.93% during the three months December 31, 2003 from 9.47% during the three months ended December 31, 2002. Average subordinated debentures outstanding during the six months ended December 31, 2003 was $700.9 million compared to $669.8 million during the six months ended December 31, 2002. Average interest rates paid on subordinated debentures outstanding decreased to 8.85% during the six months ended December 31, 2003 from 9.59% during the six months ended December 31, 2002.

         Rates offered on subordinated debentures were reduced beginning in the fourth quarter of fiscal 2001 and had continued downward through the fourth quarter of fiscal 2003 in response to decreases in market interest rates as well as declining cash needs during that period. The weighted-average interest rate of subordinated debentures issued at its peak rate, which was the month of February 2001, was 11.85% compared to the average interest rate of subordinated debentures issued in the month of June 2003 of 7.49%. The weighted-average interest rate on subordinated debentures issued during the month of December 2003 was 9.08%, an increase that reflects a general rise in market interest rates since June 30, 2003 and our financial condition. Our ability to maintain the rates offered on subordinated debentures, or limit increases in rates offered, depends on our financial condition, liquidity, future results of operations, market interest rates and competitive factors, among other circumstances.

         The average outstanding balances under warehouse lines of credit were $66.6 million during the three months ended December 31, 2003, compared to $51.3 million during the three months ended December 31, 2002. The average outstanding balances under warehouse lines of credit were $93.9 million during the six months ended December 31, 2003, compared to $37.7 million during the six months ended December 31, 2002. The increase in the average balance on warehouse lines was due to a higher volume of loans held on balance sheet during the period. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 2.00% to 2.50%. One-month LIBOR has decreased from approximately 1.4% at December 31, 2002 to 1.12% at December 31, 2003.

         Provision for Credit Losses. The provision for credit losses on loans and leases available for sale for the three months ended December 31, 2003 increased $2.4 million, or 165.6%, to $3.8 million, compared to $1.4 million for the three months ended December 31, 2002. The provision for credit losses on loans and leases available for sale for the six months ended December 31, 2003 increased $5.0 million, or 168.0%, to $8.0 million, compared to $3.0 million for the six months ended December 31, 2002. The increase in the provision for loan losses for the three and six-month periods ended December 31, 2003 was primarily due the higher amounts of loans repurchased from securitization trusts. A related allowance for loan losses on repurchased loans is included in our provision for credit losses in the period of repurchase. See "--Off-Balance Sheet Arrangements -- Securitizations" and "-- Off-Balance Sheet Arrangements -- Trigger Management" for further discussion of repurchases from securitization trusts. Non-accrual loans were $6.9 million at December 31, 2003, compared to $5.4 million at June 30, 2003 and $9.9 million at December 31, 2002. See "--Total Portfolio Quality" for further detail.

         The allowance for credit losses was $3.2 million, or 2.7% of loans and leases available for sale at December 31, 2003 compared to $2.8 million or 1.0% of loans and leases available for sale at June 30, 2003 and $3.6 million, or 5.7% of loans and leases available for sale at December 31, 2002. The allowance for credit losses increased from June 30, 2003 due to the increase of the non-accrual loan balance being carried on our balance sheet at December 31, 2003. The allowance for credit losses as a percentage of gross receivables decreased from December 31, 2002 due to the increase in the balance of accruing loans available for sale and a decrease in the amount of non-accrual loans carried on our balance sheet. See "-- Total Portfolio Quality" for a discussion of non-accrual loans carried on our balance sheet. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required, particularly if economic conditions deteriorate.

         The following table summarizes changes in the allowance for credit losses for the three and six months ended December 31, 2003 and 2002 (in thousands):

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                 December 31,
                                              ----------------------        ---------------------
                                                2003           2002           2003          2002
                                              -------        -------        -------       -------
Balance at beginning of  period...........    $ 5,470        $ 3,184        $ 2,848       $ 3,705
Provision for credit losses...............      3,814          1,436          7,970         2,974
(Charge-offs) recoveries, net.............     (6,100)        (1,039)        (7,634)       (3,098)
                                              -------        -------        -------       -------
                                              $ 3,184        $ 3,581        $ 3,184       $ 3,581
                                              =======        =======        =======       =======

         The following tables summarize the changes in the allowance for credit losses by loan and lease type (in thousands):

                                               Business         Home
                                               Purpose         Equity       Equipment
Three Months Ended December 31, 2003:           Loans          Loans         Leases         Total
-----------------------------------------      --------       --------      ---------      --------
Balance at beginning of period...........      $  1,355       $  3,977       $  138        $  5,470
Provision for credit losses..............           769          3,058          (13)          3,814
(Charge-offs) recoveries, net............        (1,428)        (4,714)          42          (6,100)
                                               --------       --------       ------        --------
Balance at end of period.................      $    696       $  2,321       $  167        $  3,184
                                               ========       ========       ======        ========

                                               Business         Home
                                               Purpose         Equity       Equipment
Six Months Ended December 31, 2003:             Loans          Loans         Leases         Total
-----------------------------------------      --------       --------      ---------      --------
Balance at beginning of period...........      $    593       $  2,085       $  170        $  2,848
Provision for credit losses..............         1,880          6,133          (43)          7,970
(Charge-offs) recoveries, net............        (1,777)        (5,897)          40          (7,634)
                                               --------       --------       ------        --------
Balance at end of period.................      $    696       $  2,321       $  167        $  3,184
                                               ========       ========       ======        ========

                                               Business         Home
                                               Purpose         Equity       Equipment
Three Months Ended December 31, 2002:           Loans          Loans         Leases         Total
-----------------------------------------      --------       --------      ---------      --------
Balance at beginning of period...........      $    931       $  1,977       $  276        $  3,184
Provision for credit losses..............           778            573           85           1,436
(Charge-offs) recoveries, net............          (322)          (652)         (65)         (1,039)
                                               --------       --------       ------        --------
Balance at end of period.................      $  1,387       $  1,898       $  296        $  3,581
                                               ========       ========       ======        ========

                                               Business         Home
                                               Purpose         Equity       Equipment
Six Months Ended December 31, 2002:             Loans          Loans         Leases         Total
-----------------------------------------      --------       --------      ---------      --------
Balance at beginning of period...........      $  1,388       $  1,998       $  319        $  3,705
Provision for credit losses..............           849          1,867          258           2,974
(Charge-offs) recoveries, net............          (849)        (1,966)        (283)         (3,098)
                                               --------       --------       ------        --------
Balance at end of period.................      $  1,388       $  1,899       $  294        $  3,581
                                               ========       ========       ======        ========

         The following table summarizes net charge-off experience by loan type for the three and six months ended December 31, 2003, and 2002 (in thousands):

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                 December 31,
                                               ---------------------         --------------------
                                                 2003          2002           2003          2002
                                               ---------     -------         -------      -------
Business purpose loans...................      $   1,428     $   322         $ 1,777      $   849
Home equity loans........................          4,714         652           5,897         1966
Equipment leases.........................            (42)         65             (40)         283
                                               ---------     -------         -------      -------
Total....................................      $   6,100     $ 1,039         $ 7,634      $ 3,098
                                               =========     =======         =======      =======

         Employee Related Costs. For the second quarter of fiscal 2004, employee related costs increased $0.8 million, or 7.3%, to $11.8 million from $11.0 million in the second quarter of fiscal 2003. For the six months ended December 31, 2003, employee related costs increased $5.1 million, or 24.7%, to $25.6 million from $20.5 million in the prior year. The increase in employee related costs for the three and six months ended December 31, 2003 was primarily attributable to a decrease in the amount of expenses deferred under SFAS No. 91 due to the reduction in loan originations and the inability to defer loan origination costs under SFAS No. 91. The decrease in SFAS No. 91 deferrals totaled $16.3 million. Decreases in loan origination commissions, base salaries due to the workforce reductions discussed below, and bonuses partially offset the effect of reduced SFAS No. 91 cost deferrals.

         Total employees at December 31, 2003 were 753 compared to 1,048 at December 31, 2002. At January 31, 2004, total employees were 712. Since June 30, 2003, our workforce has decreased by 407 employees. With our business strategy's focus on whole loan sales and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions and we reduced our workforce by approximately 250 employees. In addition, we experienced a net loss of approximately 157 additional employees who have resigned since June 30, 2003. These workforce reductions and resignations represent a 36% decrease in staffing levels from June 30, 2003.

         Sales and Marketing Expenses. For the second quarter of fiscal 2004, sales and marketing expenses decreased $3.4 million, or 52.3%, to $3.1 million from $6.5 million for the second quarter of fiscal 2003. For the six months ended December 31, 2003, sales and marketing expenses decreased $7.2 million, or 55.0%, to $5.9 million from $13.2 million for the six months ended December 31, 2002. The decreases were primarily due to decreases in expenses for direct mail advertising and broker commissions for home equity and business loan originations as well as decreases in newspaper advertisements for subordinated debentures. We expect to be able to streamline our sales and marketing costs in the future by offering a wider array of loan products and targeting segments that we believe will enable us to increase our loan origination conversion rates. By increasing our conversion rates, we expect to be able to lower our overall sales and marketing costs per dollar originated. See "-- Business Strategy" for further discussion.

         Trading (Gains) and Losses. During the three months ended December 31, 2003, we recognized trading losses of $38 thousand on derivative financial instruments. This compares to trading losses of $1.0 million for the three months ended December 31, 2002. For the six months ended December 31, 2003, we recognized net trading gains of $5.1 million compared to trading losses of $4.5 million for the six months ended December 31, 2002. For more detail on our trading activity see " -- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments."

         General and Administrative Expenses. For the second quarter of fiscal 2004, general and administrative expenses decreased $2.1 million, or 8.9%, to $21.3 million from $23.3 million for the second quarter of fiscal 2003. For the six months ended December 31, 2003, general and administrative expenses decreased $3.8 million, or 8.5%, to $40.5 million from $44.3 million for the six months ended December 31, 2002.The decrease for the six-month period was primarily attributable to a decrease of $6.4 million in costs associated with servicing and collecting our total managed portfolio including expenses associated with REO and delinquent loans, and a $3.2 million decrease in costs associated with customer retention incentives, partially offset by $4.0 million in fees on new credit facilities, a $1.2 million increase in professional fee expenses and a $0.7 million increase in business insurance expense.

         Securitization Assets Valuation Adjustment. During the three months ended December 31, 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $14.7 million, of which $12.0 million was reflected as expense on the income statement and $2.7 million was reflected as an adjustment to other comprehensive income. For the three months ended December 31, 2002, we recorded total pre-tax valuation adjustments on our securitization assets of $16.4 million, of which $10.6 million was reflected as expense on the income statement and $5.8 million was reflected as an adjustment to other comprehensive income.

         During the six months ended December 31, 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $31.4 million, of which $22.8 million was reflected as an expense on the income statement and $8.6 million was reflected as an adjustment to other comprehensive income. During the six months ended December 31, 2002, we recorded total pre-tax valuation adjustments on our securitization assets of $33.1 million, of which $22.7 million was reflected as an expense on the income statement and $10.4 million was reflected as an adjustment to other comprehensive income.

         See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of these adjustments.

Balance Sheet Information

                               Balance Sheet Data
                  (Dollars in thousands, except per share data)

                                                          December 31,          June 30,
                                                             2003                2003
                                                          ------------       -----------
Cash and cash equivalents.........................        $  29,620          $   47,475
Loan and lease receivables, net:
   Available for sale.............................          115,792             271,402
   Interest and fees..............................           19,822              15,179
   Other..........................................           30,636              23,761
Interest-only strips..............................          533,677             598,278
Servicing rights..................................           94,086             119,291
Receivable for sold loans.........................               --              26,734
Deferred income tax asset.........................           16,442                  --
Total assets......................................          911,406           1,159,351

Subordinated debentures...........................          629,674             719,540
Senior collateralized subordinated notes..........           34,459                  --
Warehouse lines and other notes payable...........           87,940             212,916
Accrued interest payable..........................           39,323              45,448
Deferred income tax liability.....................               --              17,036
Total liabilities.................................          885,800           1,117,282
Total stockholders' equity........................           25,606              42,069

Book value per common share.......................        $    8.14          $    14.28

         Total assets decreased $247.9 million, or 21.4%, to $911.4 million at December 31, 2003 from $1,159.4 million at June 30, 2003 primarily due to decreases in cash and cash equivalents, loan and lease receivables available for sale, interest-only strips, servicing rights and receivable for sold loans.

         Cash and cash equivalents decreased due to liquidity issues, which substantially reduced our ability to originate loans for sale, our operating losses during the first and second quarters of fiscal 2004 and a reduction in the issuance of subordinated debentures.

         Loan and lease receivables - Available for sale decreased $155.6 million, or 57.3% due to whole loan sales and a privately-placed securitization during the second quarter ended December 31, 2003, coupled with a reduction in loan originations caused by our liquidity issues.

         Activity of our interest-only strips for the three months ended December 31, 2003 and 2002 was as follows (in thousands):

                                                                 Six Months Ended
                                                                   December 31,
                                                              ----------------------
                                                                2003          2002
                                                              ---------    ---------
Balance at beginning of period..............................  $ 598,278    $ 512,611
Initial recognition of interest-only strips.................     25,523       94,182
Cash flow from interest-only strips.........................    (97,170)     (72,858)
Required purchases of additional overcollateralization......     12,801       37,680
Interest accretion..........................................     21,057       22,247
Termination of lease securitization (a).....................     (1,759)      (1,741)
Net temporary adjustments to fair value (b).................     (5,070)       7,485
Other than temporary adjustments to fair value (b)..........    (19,983)     (20,002)
                                                              ---------    ---------
Balance at end of period....................................  $ 533,677    $ 579,604
                                                              =========    =========

(a) Reflects release of lease collateral from lease securitization trusts which were terminated in accordance with the trust documents after the full payout of trust note certificates. Lease receivables of $1.8 million and $1.6 million, respectively, were recorded on our balance sheet at December 31, 2003 and 2002 as a result of the terminations.
(b) Net temporary adjustments to fair value are recorded through other comprehensive income, which is a component of equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement.

         The following table summarizes our purchases of overcollateralization by securitization trust for the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002. Purchases of overcollateralization represent amounts of residual cash flows from interest-only strips retained by the securitization trusts to establish required overcollateralization levels in the trust. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates. See "-- Off-Balance Sheet Arrangements -- Securitizations" for a discussion of overcollateralization requirements.

     Summary of Mortgage Loan Securitization Overcollateralization Purchases
                                 (in thousands)

                                2003-1  2002-4   2002-3  Other(a)  Total
                                ------  ------   ------  --------  -----
Six Months Ended December
   31, 2003:
Required purchases of
   additional
   overcollateralization.....   $9,292  $7,411   $1,978  $(2,636) $16,045
                                ======  ======   ======  =======  =======

(a) includes the recovery of $4.2 million of overcollateralization from an off-balance sheet mortgage conduit facility.

                                2003-1  2002-4   2002-3   2002-2   2002-1  2001-4  2001-3   2001-2   Other    Total
                                ------  ------   ------   ------   ------  ------  ------   ------  -------  -------
Year Ended June 30, 2003:
Initial overcollateralization   $   -- $ 3,800  $    --  $    --  $    -- $    --  $   --   $   --   $6,841   $10,641

Required purchases of
   additional
   overcollateralization.....    4,807   8,728   10,972   13,300   10,586  12,522   7,645    3,007    1,686    73,253
                                ------ -------  -------  -------  ------- -------  ------   ------   ------   -------
   Total.....................   $4,807 $12,528  $10,972  $13,300  $10,586 $12,522  $7,645   $3,007   $8,527   $83,894
                                ====== =======  =======  =======  ======= =======  ======   ======   ======   =======


                                2002-1  2001-4   2001-3   2001-2   2001-1  2000-4  2000-3   2000-2   2000-1    Other     Total
                                ------  ------   ------   ------   ------  ------  ------   ------   ------   -------   -------
Year Ended June 30, 2002:
Required purchases of
   additional
   overcollateralization.....   $3,814  $  908   $4,354  $11,654   $8,700  $6,326  $3,074   $4,978   $2,490   $   973   $47,271
                                ======  ======   ======  =======   ======  ======  ======   ======   ======   =======   =======

         Servicing rights decreased $25.2 million, or 21.1%, to $94.1 million at December 31, 2003 from $119.3 million at June 30, 2003, primarily due to our inability to complete a securitization in the first three months of fiscal 2004, completing a privately-placed securitization with servicing released in the second quarter of fiscal 2004, amortization of servicing rights and a $2.8 million write down of the servicing asset mainly due to the impact of higher than expected prepayment experience.

         The receivable for sold loans of $26.7 million at June 30, 2003 resulted from a whole loan sale transaction which closed on June 30, 2003, but settled in cash on July 1, 2003.

         Total liabilities decreased $231.5 million, or 20.7%, to $885.8 million at December 31, 2003 from $1,117.3 million at June 30, 2003 primarily due to decreases in warehouse lines and other notes payable, subordinated debentures outstanding, deferred income taxes and other liabilities. The decrease in warehouse lines and other notes payable was due to sales during the first six months of fiscal 2004 of loans that we originated in fiscal 2003 and to the substantial reduction in the amount of loans we originated during the first six months of fiscal 2004. Other liabilities decreased $26.2 million, or 28.4%, to $65.8 million from $92.0 million due mainly to a $27.6 million decrease in the loan funding liability related to decreased loan originations.

         During the six months ended December 31, 2003, subordinated debentures decreased $89.9 million, or 12.5%, to $629.7 million due to the conversion of $73.6 million of subordinated debentures into 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes and the temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Our deferred income tax position changed from a liability of $17.0 million at June 30, 2003 to an asset of $16.4 million at December 31, 2003. This change from a liability position is the result of the federal and state tax benefits of $31.3 million recorded on our pre-tax loss for the first six months of fiscal 2004, which will be realized against anticipated future years' state and federal taxable income. Factors we considered in determining that it is more likely than not we will realize this deferred tax asset included; the circumstances producing the losses for the fourth quarter of fiscal 2003 and the first six months of fiscal 2004; the anticipated impact our adjusted business strategy will have on producing more currently taxable income than our previous strategy produced due to higher loan originations and shifting from securitization to whole loan sales; and the likely utilization of our net operating loss carryforwards. In addition, a federal benefit of $2.3 million was recognized on the portion of the valuation adjustment on our interest-only strips which was recorded through other comprehensive income. These benefits were partially offset by a refund of a $0.2 million overpayment on our June 30, 2002 federal tax return.

Total Portfolio Quality

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the total loan and lease portfolio in which we have interests, either because the loans and leases are on our balance sheet or sold into securitizations in which we have retained interests. The total portfolio is divided into the portion of the portfolio managed and serviced by us and the portion of the portfolio serviced by others. See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total portfolio and REO measures to our balance sheet. See "-- Deferment and Forbearance Arrangements" for the amounts of previously delinquent loans managed by us subject to these deferment and forbearance arrangements which are not included in this table if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) (dollars in thousands):

                                           December 31,                September 30,              June 30,
                                              2003                         2003                     2003
                                    -------------------------     ---------------------     ---------------------
Delinquency by Type                      Amount          %             Amount       %           Amount        %
                                    ----------------  -------     -------------- ------     -------------  ------
Managed by ABFS:
  Business Purpose Loans
  Total managed portfolio...........  $   307,807                  $   364,970               $   393,098
                                      ===========                  ===========               ===========
  Period of delinquency:
    31-60 days......................  $     6,640      2.16%       $     5,761    1.57%      $     4,849    1.23%
    61-90 days......................        7,109      2.31              6,129    1.68             4,623    1.18
    Over 90 days....................       47,449     15.41             42,831   11.74            38,466    9.79
                                      -----------     ------       -----------   ------      -----------   ------

    Total delinquencies.............  $    61,198     19.88%       $    54,721   14.99%      $    47,938   12.20%
                                      ===========     ======       ===========   ======      ===========   ======
  REO...............................  $     1,879                  $     4,491               $     5,744
                                      ===========                  ===========               ===========
  Home Equity Loans
  Total managed portfolio...........  $ 2,179,052                  $ 2,601,125               $ 3,249,501
                                      ===========                  ===========               ===========
  Period of delinquency:
    31-60 days......................  $    53,522      2.46%       $    53,514    2.06%      $    48,332    1.49%
    61-90 days......................       31,668      1.45             36,729    1.41            24,158    0.74
    Over 90 days....................      125,212      5.75            122,997    4.73           108,243    3.33
                                      -----------     ------       -----------   ------      -----------   ------
    Total delinquencies.............  $   210,402      9.66%       $   213,240    8.20%      $   180,733    5.56%
                                      ===========     ======       ===========   ======      ===========   ======
  REO...............................  $    22,359                  $    21,561               $    22,256
                                      ===========                  ===========               ===========
  Equipment Leases
  Total managed portfolio...........  $     3,669                  $     5,705               $     8,475
                                      ===========                  ===========               ===========
  Period of delinquency:
    31-60 days......................  $       419     11.42%       $       248    4.34%      $       162    1.91%
    61-90 days......................           93      2.54                 40    0.70                83    0.98
    Over 90 days....................          127      3.46                200    3.51               154    1.82
                                      -----------     ------       -----------   ------      -----------   ------
    Total delinquencies.............  $       639     17.42%       $       488    8.55%      $       399    4.71%
                                      ===========     ======       ===========   ======      ===========   ======
Total Managed by ABFS
Total managed portfolio.............  $ 2,490,528                  $ 2,971,800               $ 3,651,074
                                      ===========                  ===========               ===========
  Period of delinquency:
    31-60 days......................  $    60,581      2.43%       $    59,523    2.00%      $    53,343    1.46%
    61-90 days......................       38,870      1.56             42,898    1.44            28,864    0.79
    Over 90 days....................      172,788      6.94            166,028    5.59           146,863    4.02
                                      -----------     ------       -----------   ------      -----------   ------
    Total delinquencies.............  $   272,239     10.93%       $   268,449    9.03%      $   229,070    6.27%
                                      ===========     ======       ===========   ======      ===========   ======
  REO...............................  $    24,238      0.97%       $    26,052    0.88%      $    28,000    0.77%
                                      ===========     ======       ===========   ======      ===========   ======
Serviced by Others:
  Total portfolio serviced by others  $   167,582                  $        --               $        --
                                      ===========                  ===========               ===========
  Period of delinquency:
    31-60 days......................  $    10,112      6.04%       $        --      --%      $        --      --%
    61-90 days......................        3,198      1.91                 --      --                --      --
    Over 90 days....................        1,984      1.18                 --      --                --      --
                                      -----------     ------       -----------   ------      -----------   ------
    Total delinquencies.............  $    15,294      9.13%       $        --      --%      $       --       --%
                                      ===========     ======       ===========   ======      ===========   ======

(Continued on next page)

                                           December 31,                September 30,              June 30,
                                              2003                         2003                     2003
                                    -------------------------     ---------------------     ---------------------
                                        Amount          %             Amount       %           Amount        %
                                    ----------------  -------     -------------- ------     -------------  ------
Total portfolio.....................  $ 2,658,110                  $ 2,971,800               $ 3,651,074
                                      ===========                  ===========               ===========
  Period of delinquency:
    31-60 days......................  $    70,693      2.66%       $    59,523    2.00%      $    53,343    1.46%
    61-90 days......................       42,068      1.58             42,898    1.44            28,864    0.79
    Over 90 days....................      174,772      6.58            166,028    5.59           146,863    4.02
                                      -----------     ------       -----------   ------      -----------   ------
    Total delinquencies.............  $   287,533     10.82%       $   268,449    9.03%      $   229,070    6.27%
                                      ===========     ======       ===========   ======      ===========   ======
  REO...............................  $    24,238      0.91%       $    26,052    0.88%      $    28,000    0.77%
                                      ===========     ======       ===========   ======      ===========   ======
Losses experienced during the
    period (a)(b):
    Loans...........................  $    12,375      1.77%       $     8,100    0.97%      $     7,390    0.83%
                                                      ======                     ======                    ======
    Leases..........................         (41)    (3.49)%                 1    0.06%               55    2.14%
                                      -----------     ======       -----------   ======      -----------   ======
   Total Losses.....................  $    12,334      1.76%       $     8,101    0.97%      $     7,445    0.84%
                                      ===========     ======       ===========   ======      ===========   ======

(a) Percentage based on annualized losses and average total portfolio.
(b) Losses recorded on our books were $7.7 million ($6.1 million from charge-offs through the provision for loan losses and $1.6 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $4.6 million for the three months ended December 31, 2003. Losses recorded on our books were $3.5 million ($1.5 million from charge-offs through the provision for loan losses and $2.0 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $4.6 million for the three months ended September 30, 2003. Losses recorded on our books were $4.2 million ($0.9 million from charge-offs through the provision for loan losses and $3.3 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $3.3 million for the three months ended June 30, 2003. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                       December 31,     September 30,       June 30,
                                                          2003              2003              2003
                                                       ------------     -------------       --------
Delinquent loans and leases on balance sheet (a)....     $ 7,213          $ 11,825          $  5,412
% of on balance sheet loan and lease receivables....        6.18%             7.21%             2.04%

Loans and leases in non-accrual status on
    balance sheet (b)...............................     $ 6,896          $ 11,941          $  5,358
% of on balance sheet loan and lease receivables....        5.91%             7.28%             2.02%

Allowance for losses on available for sale loans
      and leases....................................     $ 3,184          $  5,470          $  2,848
% of available for sale loans and leases............         2.7%              3.3%              1.0%

Real estate owned on balance sheet..................     $ 3,077          $  4,566          $  4,776

-----------------
(a) Delinquent loans and leases are included in total delinquencies in the previously presented "Total Portfolio Quality" table. Included in total delinquencies are loans in non-accrual status of $6.6 million, $10.7 million and $5.0 million at December 31, 2003, September 30, 2003 and June 30, 2003, respectively.

(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Total Portfolio Quality" table.

         Deferment and Forbearance Arrangements. From time to time, borrowers are confronted with events, usually involving hardship circumstances or temporary financial setbacks that adversely affect their ability to continue payments on their loan. To assist borrowers, we may agree to enter into a deferment or forbearance arrangement. Prevailing economic conditions, which affect the borrower's ability to make their regular payments, may also have an impact on the value of the real estate or other collateral securing the loans, resulting in a change to the loan-to-value ratios. We may take these conditions into account when we evaluate a borrower's request for assistance for relief from the borrower's financial hardship.

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

         In a deferment arrangement, we make advances on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. Based on our review of the borrower's current financial circumstances, the borrower must repay the advances and other payments and fees we make on the borrower's behalf either at the termination of the loan or on a monthly payment plan. Borrowers must provide a written explanation of their hardship, which generally requests relief from their delinquent loan payments. We review the borrower's current financial situation and based upon this review, we may create a payment plan for the borrower which allows the borrower to pay past due amounts over a period from 12 to 42 months, but not beyond the maturity date of the loan, in addition to making regular monthly loan payments. Each deferment arrangement must be approved by two of our managers. Deferment arrangements which defer two or more past due payments must also be approved by a senior vice president.

         Principal guidelines currently applicable to the deferment process include: (i) the borrower may have up to six payments deferred during the life of the loan; (ii) no more than three payments may be deferred during a twelve-month period; and (iii) the borrower must have made a minimum of six payments on the loan and twelve months must have passed since the last deferment in order to qualify for a new deferment arrangement. Any deferment arrangement which includes an exception to our guidelines must be approved by the senior vice president of collections and an executive vice president or his designee. If the deferment arrangement is approved, a collector contacts the borrower regarding the approval and the revised payment terms.

         For borrowers who are three or more payments delinquent, we will consider using a forbearance arrangement. In a forbearance arrangement, we make advances on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. We assess the borrower's current financial situation and based upon this assessment, we will create a payment plan for the borrower which allows the borrower to pay past due amounts over a longer period than a typical deferment arrangement, but not beyond the maturity date of the loan. We typically structure a forbearance arrangement to require the borrower to make payments of principal and interest equivalent to the original loan terms plus additional monthly payments, which in the aggregate represent the amount that we advanced on behalf of the borrower.

         Principal guidelines currently applicable to the forbearance process include the following: (i) the borrower must have first and/or second mortgages with us; (ii) the borrower's account was originated at least six months prior to the request for forbearance; (iii) the borrower's acount must be at least three payments delinquent to qualify for a forbearance agreement; (iv) the borrower must submit a written request for forbearance containing an explanation for his or her previous delinquency and setting forth the reasons that the borrower now believes he or she is able to meet his or her loan obligations;
and (v) the borrower must make a down payment of at least one month's past due payments of principal and interest in order to enter into a forbearance agreement, and the borrower who is six or more payments delinquent must make a down payment of at least two past due payments. No request for forbearance may be denied without review by our Senior Vice President for Collections or his designee.

         For delinquent borrowers with business purpose loans, we may enter into written forbearance agreements. These arrangements typically allow the borrower to pay past due amounts over a period of 12-36 months, but not beyond the maturity date of the loan, and generally require the borrower to make a payment at the time of entering into the forbearance agreement.

         We do not enter into a deferment or forbearance arrangement based solely on the fact that a loan meets the criteria for one of the arrangements. Our use of any of these arrangements also depends upon one or more of the following factors: our assessment of the individual borrower's current financial situation, reasons for the delinquency and our view of prevailing economic conditions. Because deferment and forbearance arrangements are account management tools which help us to manage customer relationships, maximize collection opportunities and increase the value of our account relationships, the application of these tools generally is subject to constantly shifting complexities and variations in the marketplace. We attempt to tailor the type and terms of the arrangement we use to the borrower's circumstances, and we prefer to use deferment over forbearance arrangements, if possible.

         As a result of these arrangements, we reset the contractual status of a loan in our managed portfolio from delinquent to current based upon the borrower's resumption of making their loan payments. A loan remains current after a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement), and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, the account will be declared in default and collection actions resumed.

         The following table presents, as of the end of our last seven quarters, information regarding loans under deferment and forbearance arrangements, which are reported as current loans if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) and thus not included in delinquencies in the delinquency table (dollars in thousands):

                                            Cumulative Unpaid Principal Balance
                                      ------------------------------------------------
                                                                                            % of
                                                                                          Portfolio
                                         Under            Under                            Managed
                                       Deferment       Forbearance         Total(a)        by ABFS
                                      -------------    -------------     -------------    -----------
June 30, 2002.................          $ 64,958         $ 73,705         $ 138,663          4.52%
September 30, 2002............            67,282           76,649           143,931          4.50
December 31, 2002.............            70,028           81,585           151,613          4.55
March 31, 2003................            85,205           84,751           169,956          4.89
June 30, 2003.................           110,487           87,199           197,686          5.41
September 30, 2003............           141,547           80,467           222,014          7.47
December 31, 2003.............           152,664           75,769           228,433          9.17

------------
(a) Included in cumulative unpaid principal balance are loans with arrangements that were entered into longer than twelve months ago. At December 31, 2003, there was $25.3 million of cumulative unpaid principal balance under deferment arrangements and $32.2 million of cumulative unpaid principal balance under forbearance arrangements that were entered into prior to October 2002.

         Additionally, there are loans under deferment and forbearance arrangements, which have returned to delinquent status. At December 31, 2003 there was $53.8 million of cumulative unpaid principal balance under deferment arrangements and $58.7 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more.

         Over the previous twelve months, we experienced a pronounced increase in the number of borrowers under deferment arrangements and in light of the weakened economic environment we made use of deferment arrangements to a greater degree than in prior periods. We currently expect this condition to be temporary.

         The following table presents the amount of unpaid principal balance of loans that entered into a deferment or forbearance arrangement in each quarter of fiscal 2003 and the first two quarters of fiscal 2004 (dollars in thousands):

                                           Unpaid Principal Balance Impacted by
                                                       Arrangements
                                     ------------------------------------------------
                                                                                            % of
                                                                                          Portfolio
                                         Under             Under                           Managed
Quarter Ended:                         Deferment        Forbearance         Total          by ABFS
                                     --------------    --------------    ------------     -----------
September 30, 2002............          $11,619           $23,564          $35,183           1.10%
December 31, 2002.............           17,015            27,004           44,019           1.32
March 31, 2003................           37,117            28,051           65,168           1.87
June 30, 2003.................           44,840            18,064           62,904           1.72
September 30, 2003............           58,419            15,955           74,374           2.50
December 31, 2003.............           52,029            14,272           66,301           2.66

         Delinquent loans and leases. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total portfolio were $287.5 million at December 31, 2003 compared to $229.1 million at June 30, 2003 and $220.9 million at December 31, 2002. Total delinquencies as a percentage of the total portfolio were 10.82% at December 31, 2003 compared to 6.27% at June 30, 2003 and 6.62% at December 31, 2002. The increases in delinquencies and delinquency percentages in fiscal 2004 and 2003 were mainly due to the impact on our borrowers of continued uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers and the seasoning of the total portfolio. These factors have resulted in a significant increase in the usage of deferment and forbearance activities. In addition, the delinquency percentage has increased due to increased prepayment rates resulting from refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A decrease in the amount of loans originated also contributed to the increase in the delinquency percentage in fiscal 2004 from 2003. As the total portfolio continues to season, and if our economy continues to lag or worsen, the delinquency rate may continue to increase. Delinquent loans and leases held as available for sale on our balance sheet increased from $5.4 million at June 30, 2003 to $7.2 million at December 31, 2003.

         Real estate owned. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, decreased to $24.2 million, or 0.97% of the total managed portfolio at December 31, 2003 compared to $34.4 million, or 1.03% at December 31, 2002. The decrease in the volume of REO was mainly due to processes we have implemented to decrease the cycle time in the disposition of REO properties. Part of this strategy includes bulk sales of REO properties. Reducing the time properties are carried reduces carrying costs for interest on funding the cost of the property, legal fees, taxes, insurance and maintenance related to these properties. As our portfolio seasons and if our economy continues to lag or worsen, the REO balance may increase. REO held by us on our balance sheet decreased from $4.8 million at June 30, 2003 to $3.1 million at December 31, 2003.

         Loss experience. During the three months ended December 31, 2003, we experienced net loan and lease charge-offs in the total portfolio of $12.3 million, or 1.76% on an annualized basis, compared to net loan and lease charge-offs in the total portfolio of $5.9 million, or 0.72% during the three months ended December 31, 2002, and $8.1 million, or 0.97% during the three months ended September 30, 2003. The increase in net loan charge-offs from prior periods was mainly due to the larger volume of loans which became delinquent and an acceleration in the amount of seriously delinquent loans which were liquidated during the current period. Principal loss severity experience on delinquent loans generally has ranged from 15% to 35% of principal and loss severity experience on REO generally has ranged from 25% to 40% of principal. See "-- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on credit loss assumptions used to estimate the fair value of our interest-only strips and servicing rights compared to actual loss experience.

         Real estate values have generally experienced an increase in recent periods and their increases have exceeded the rate of increase of many other types of investments in the current economy. If in the future this trend reverses and real estate values begin to decline our loss severity could increase.

Interest Rate Risk Management

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in interest rate swap yields, one-month LIBOR yields and the interest rate spread between the effective rate of interest received on loans available for sale or securitized (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through interest rate to investors for interests issued in connection with securitizations. Profitability and financial performance is also sensitive to the impact of changes in interest rates on the fair value of loans which are expected to be sold in whole loan sales. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and maintain our profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans available for sale, interest-only strips, servicing rights and subordinated debentures). We would address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible.

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

         A rising interest rate environment could unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by limiting our ability to sell loans at favorable premiums in whole loan sales, widening investor interest rate spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debentures at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debentures, and by reducing interest rate spreads on our securitized loans, which would reduce our cash flows. See "-- Liquidity and Capital Resources" for a discussion of both long-term and short-term liquidity.

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

                                                                 Amount Maturing After December 31, 2003
                                          -----------------------------------------------------------------------------------------
                                           Months      Months       Months      Months       Months      There-              Fair
                                          1 to 12     13 to 24     25 to 36    37 to 48     49 to 60     after     Total     Value
                                          -------     --------     --------    --------     --------    -------   -------   -------
Rate Sensitive Assets:
Loans and leases available for sale (a).$ 109,275     $     75     $     84    $     93     $    104    $  6,161  $115,792  $120,666
Interest-only strips....................  123,883      117,503      105,478      82,777       65,052     232,568   727,261   533,677
Servicing rights........................   29,230       22,998       18,023      14,130       11,066      35,089   130,536    94,086
Investments held to maturity............      199          419          242          --           --          --       860       891

Rate Sensitive Liabilities:
Fixed interest rate borrowings..........$ 291,144     $196,869     $126,030    $ 18,116     $ 11,778    $ 21,322  $665,259  $663,968
Average interest rate...................    8.09%        9.19%        9.33%       9.18%        9.89%      11.19%     8.81%
Variable interest rate borrowings.......$  86,814     $     --     $     --    $     --     $     --    $     --  $ 86,814  $ 86,814
Average interest rate...................    3.57%           --           --          --           --          --     3.57%

--------------
(a) For purposes of this table, all loans which qualify for securitization or whole loan sale are reflected as maturing within twelve months, since loans available for sale are generally held for less than three months prior to securitization or whole loan sale. Leases available for sale were sold in January 2004. Cash received from the sale of these leases was $4.8 million and was included in months 1 to 12 in the table.

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

         Interest-Only Strips and Servicing Rights. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At December 31, 2003, $261.9 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 11.2% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of December 31, 2003, the interest rate sensitivity for $14.9 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for Use of Derivative Financial Instruments" for further detail. The interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 Trust is managed by an interest rate cap which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down. The interest rate sensitivity for $160.2 million of floating interest rate certificates issued from the 2003-2 Trust is managed by an interest rate cap which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. When originally recorded, approximately 90-95% of business loans and 80-85% of home equity loans in the total portfolio were subject to prepayment fees. Currently, approximately 50-55% of business loans and 55-60% of home equity loans in the total portfolio are subject to prepayment fees. However, higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. We perform revaluations of our interest-only strips and servicing rights on a quarterly basis. As part of the revaluation process, we monitor the assumptions used for prepayment rates against actual experience, economic conditions and other factors and we adjust the assumptions, if warranted. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further information regarding these assumptions and the impact of prepayments during this period.

         Subordinated Debentures and Senior Collateralized Subordinated Notes. We also experience interest rate risk to the extent that as of December 31, 2003 approximately $373.3 million of our liabilities were comprised of fixed interest rate subordinated debentures and senior collateralized subordinated notes with scheduled maturities of greater than one year. To the extent that market interest rates demanded on subordinated debentures increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

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

         The Company recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three and six-month periods ended December 31, 2003 and 2002. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                          Three Months Ended         Six Months Ended
                                                             December 31,              December 31,
                                                       -------------------------   ----------------------
                                                          2003          2002         2003          2002
                                                       -----------   -----------   ----------  ----------
        Offset by losses and gains recorded on
            securitizations:
        Gains (losses) on derivative financial
            instruments...........................       $  --       $ 1,104         $   --      (1,735)

        Offset by losses and gains recorded on the
            fair value of hedged items:
        Gains (losses) on derivative financial
            instruments...........................        (648)       (2,087)          (648)     (3,054)

        Amount settled in cash - received (paid)..        (692)       (2,422)          (692)     (2,422)

         At December 31, 2003 and 2002, outstanding Eurodollar futures contracts and forward starting interest rate swap contracts accounted for as hedges and the related unrealized gains (losses) recorded as assets (liabilities) on the balance sheet were as follows (in thousands):

                                                     December 31, 2003                December 31, 2002
                                                -----------------------------    -----------------------------
                                                  Notional       Unrealized       Notional       Unrealized
                                                   Amount           Gain           Amount          (Loss)
                                                -------------   -------------    ------------   --------------
    Eurodollar futures contracts                  $50,000           $44                 --             --
    Forward starting interest rate swaps               --            --            $84,370        $(2,087)

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

         Related to Loans Expected to Be Sold Through Securitizations. During the three and six-month periods ended December 31, 2002, we used interest rate swap contracts to protect the future securitization spreads on loans in our pipeline. Loans in the pipeline represent loan applications for which we are in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments. We believed there was a greater chance that market interest rates we would obtain on the subsequent securitization of these loans would increase rather than decline, and chose to protect the spread we could earn in the event of rising rates.

         However due to a decline in market interest rates during the period the derivative contracts were used to manage interest rate risk on loans in our pipeline, we recorded losses on forward starting interest rate swap contracts during the three and six-month periods ended December 31, 2002. The losses are summarized in the table below. During the three and six-month periods ended December 31, 2003, we did not utilize derivative financial instruments to protect future securitization spreads on loans in our pipeline.

         Related to Loans Expected to Be Sold Through Whole Loan Sale Transactions. The $170.0 million notional amount of forward starting interest rate swap contracts carried over from a disqualified hedging relationship occurring in the fourth quarter of fiscal 2003 were utilized to manage the effect of changes in market interest rates on the fair value of fixed-rate mortgage loans that were sold in whole loan sale transactions during the three months ended September 30, 2003. We had elected not to designate these derivative contracts as an accounting hedge.

         We recorded the following gains and losses on forward starting interest rate swap contracts classified as trading for the three and six-month periods ended December 31, 2003 and 2002 (in thousands):

                                                           Three Months Ended               Six Months Ended
                                                               December 31,                    December 31,
                                                      ------------------------------    --------------------------
                                                          2003             2002            2003           2002
                                                      -------------    -------------    -----------    -----------
      Trading Gains/(Losses) on forward starting
      interest rate swaps:
      Related to loan pipeline                              --           $  (407)        $    --        $ (2,924)
      Related to whole loan sales                           --                --           5,097              --
      Amount settled in cash - (paid)                       --            (2,671)         (1,212)         (2,671)

         At December 31, 2003, there were no outstanding derivative financial instruments utilized to manage interest rate risk on loans in our pipeline or expected to be sold in whole loan sale transactions. At December 31, 2002, outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans in the Company's pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                           Notional    Unrealized
                                            Amount        Loss
                                          ----------   -----------
Forward starting interest rate swaps       $10,630      $   263

         Related to Interest-only Strips. We have an interest rate swap contract, which is not designated as an accounting hedge, designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. Unrealized gains and losses on the interest rate swap contract are due to changes in the interest rate swap yield curve during the periods the contract is in place. Net gains and losses on this interest rate swap contract include the amount of cash settlement with the contract counter party each period. Net gains and losses on this interest rate swap contract for the three and six-month periods ended December 31, 2003 and 2002 were as follows (in thousands):

                                                          Three Months Ended                Six Months Ended
                                                              December 31,                     December 31,
                                                     ------------------------------    --------------------------
                                                        2003             2002             2003            2002
                                                     ------------    --------------    ------------    ----------
       Unrealized gain (loss) on interest rate
          swap contract                              $     109        $   (417)         $    286        $  (295)
       Cash interest received (paid) on
          interest rate swap contract                      (91)           (270)             (257)          (540)
                                                     ---------        --------          --------        -------
       Net gain (loss) on interest rate swap
          contract                                   $      18        $   (687)         $     29        $  (835)
                                                     =========        ========          ========        =======


         The cumulative net unrealized loss of $48 thousand at December 31, 2003 is included as a trading liability in Other liabilities. Terms of the interest rate swap contract at December 31, 2003 were as follows (dollars in thousands):

Notional amount                                     $ 14,887
Rate received - Floating (a)                            1.20%
Rate paid - Fixed                                       2.89%
Maturity date                                     April 2004
Unrealized loss                                     $     48
Sensitivity to 0.1% change in interest rates        $      2

-----------
(a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.

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

Liquidity and Capital Resources

         Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash needs. We have used a substantial portion of our funding sources to build our total portfolio and investments in securitization residual assets with the expectation that they will generate sufficient cash flows in the future to cover our operating requirements, including repayment of maturing subordinated debentures and senior collateralized subordinated notes. Our cash needs change as the mix of loan sales through securitization shifts to whole loan sales, as the total portfolio grows, as our interest-only strips grow and release more cash, as subordinated debentures and senior collateralized subordinated notes mature, as operating expenses change and as revenues change. Because we have historically experienced negative cash flows from operations under our prior business strategy, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our cash requirements include funding loan originations and capital expenditures, repaying existing subordinated debentures and senior collateralized subordinated notes, paying interest expense and operating expenses, and in connection with our securitizations, funding overcollateralization requirements and servicer obligations. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated).

         Initially, we finance our loans under two secured credit facilities. These credit facilities are revolving lines of credit, which we have with a financial institution and a warehouse lender that enable us to borrow on a short-term basis against our loans. We then securitize or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these revolving credit facilities.

         For the first six months of fiscal 2004, we recorded a net loss of $51.1 million. The loss primarily resulted from liquidity issues described below, which substantially reduced our ability to originate loans and generate revenues during the first six months of fiscal 2004, our inability to complete a securitization of loans during the first quarter of fiscal 2004, and $22.8 million of net pre-tax charges for valuation adjustments on our securitization assets.

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

         Because we have historically experienced negative cash flows from operations, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our short-term liquidity was negatively impacted by several recent events. Our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 adversely impacted our short-term liquidity position and contributed to our loss for fiscal 2003. At June 30, 2003, of the $516.1 million in revolving credit and conduit facilities available to us, $453.4 million was drawn upon. Our revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003, which significantly reduced our ability to fund future loan originations until we sold existing loans, extended or expanded existing credit facilities, or added new credit facilities. Our ability to borrow under credit facilities to fund new loan originations was limited during most of the first six months of fiscal 2004. Further advances under a non-committed portion of one of our credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. Additionally, on August 20, 2003, this credit facility was amended to, among other things, eliminate the non-committed portion, reduce the amount available to $50.0 million and accelerated the expiration date from November 2003 to September 30, 2003. We entered into a subsequent amendment to this facility, which extended its maturity date to October 17, 2003. We also had a $300.0 million mortgage conduit facility with a financial institution that enabled us to sell our loans into an off-balance sheet facility, which expired pursuant to its terms on July 5, 2003. In addition, we were unable to borrow under our $25.0 million warehouse facility after September 30, 2003, and this $25.0 million facility expired on October 31, 2003. In addition, our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 further impaired our liquidity.

         As a result of these liquidity issues, since June 30, 2003 our loan origination volume was substantially reduced. From July 1, 2003 through December 31, 2003, we originated $227.1 million of loans which represents a significant reduction as compared to originations of $773.7 million of loans for the same period in fiscal 2003. We also experienced a loss in loan origination employees. Our inability to originate loans at previous levels adversely impacted the relationships our subsidiaries have or are developing with their brokers and our ability to retain employees. As a result of the decrease in loan originations and liquidity issues described above, we incurred a loss for the first and second quarters of fiscal 2004 and we anticipate incurring losses in future periods, at least through the fourth quarter of fiscal 2004. In light of the losses during the first and second quarters of fiscal 2004, we requested and obtained waivers for our non-compliance with financial covenants in our credit facilities and Pooling and Servicing Agreements. See "-- Overview -- Credit Facilities, Pooling and Servicing Agreements and Waivers Related to Financial Covenants" and "-- Credit Facilities." Further, we can provide no assurances that we will be able to sell our loans, maintain existing facilities or expand or obtain new credit facilities, if necessary. If we are unable to maintain existing financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debentures when due. Even if we are able to maintain adequate financing, our inability to originate and sell our loans could hinder our ability to operate profitably in the future and repay our subordinated debentures when due.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding our loan originations. On October 14, 2003, we entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. See "-- Credit Facilities" for information regarding the terms of these facilities.

         Although we obtained two new credit facilities totaling $450.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debt.

         We requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants as of September 30, 2003, October 31, 2003, November 30, 2003 and December 31, 2003 in light of the losses during the first and second quarters of fiscal 2004 and our inability to obtain a second credit facility totaling at least $200.0 million by October 8, 2003. See "-- Credit Facilities" for additional information regarding the waivers or amendments obtained. As a result of our future anticipated loss and any noncompliance with other financial covenants, we anticipate that we will also need to obtain additional waivers in future periods from our lenders but we cannot give you any assurances as to whether or in what form these waivers will be granted.

         In addition, as a result of our non-compliance at September 30, 2003 with the net worth requirements contained in several of our servicing agreements, we requested and obtained waivers of our non-compliance with these requirements. Pursuant to the terms of the amended agreements with one bond insurer and the trustee, the net worth maintenance requirement was waived for the term of the agreement and we were appointed as servicer for 120 days commencing October 1, 2003. The bond insurer may determine to reappoint us a servicer for successive 120 day periods if we qualify to act as servicer, as determined by the bond insurer, in its sole discretion. If we do not re-qualify, we can be replaced as servicer. We received a verbal waiver of our non-compliance with a financial covenant (with written documentation pending) from another bond insurer on several other servicing agreements. No assurance can be given that we will be able to obtain this waiver in writing or whether any conditions will be imposed on us in connection with the written waiver.

         We undertook specific remedial actions to address short-term liquidity concerns including entering into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, subject to the satisfactory completion of the purchaser's due diligence review and other conditions, and soliciting bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through December 31, 2003, we sold approximately $501.2 million (which includes $222.3 million of loans sold by the expired mortgage conduit facility described under "--Credit Facilities") of loans through whole loan sales. We are continuing the process of selling our loans. We also suspended paying quarterly cash dividends on our common stock.

         On October 16, 2003, we refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility which expired pursuant to its terms in July 2003. We also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the amended $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities, which previously held these loans, along with loans fully funded with our cash resulted in our receipt of $17.0 million in cash. On October 31, 2003, we completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of the loans held by it.

         The following table summarizes our short and long-term capital resources and obligations as of December 31, 2003. For capital resources, the table presents projected and scheduled principal cash flows expected to be available to meet our contractual obligations. For those timeframes where a shortfall in capital resources exists, we anticipate that these shortfalls will be funded through a combination of cash from whole loan sales of future loan originations and the issuance of subordinated debentures. The terms of our credit facilities provide that we may only use the funds available under the credit facilities to originate loans.

                                                       --------------------------------------------------------------
                                                        Less than      1 to 3       3 to 5     More than
                                                          1 year       years        years       5 years      Total
                                                       --------------------------------------------------------------
                                                                                 (In thousands)
Capital Resources from:
   Unrestricted cash...............................     $  14,759     $     --    $      --    $      --    $  14,759
   Loans...........................................       109,275          159          197        6,161      115,792
   Interest-only strips............................       123,883      222,981      147,829      232,568      727,261
   Servicing rights................................        29,230       41,021       25,196       35,089      130,536
   Investments.....................................           199          661           --           --          860
                                                        ---------     --------    ---------    ---------    ---------
                                                          277,346      264,822      173,222      273,818      989,208
                                                        ---------     --------    ---------    ---------    ---------
Contractual Obligations (a)
   Subordinated debentures.........................       285,571      295,348       28,313       20,442      629,674
   Accrued interest-subordinated debentures (b)....        18,117       16,015        1,910        3,001       39,043
   Senior collateralized subordinated
    notes..........................................         5,239       26,759        1,582          879       34,459
   Warehouse lines of credit (c)...................        86,814           --           --           --       86,814
   Convertible promissory note.....................            --          475           --           --          475
   Capitalized lease (d)...........................           376          331           --           --          707
   Operating leases (e)............................         3,666       10,439       10,897       30,667       55,669
   Services and equipment (f)......................         2,486           --           --           --        2,486
                                                        ---------     --------    ---------    ---------    ---------
                                                          402,269      349,367       42,702       54,989      849,327
                                                        ---------     --------    ---------    ---------    ---------
   Excess (Shortfall)..............................     $(124,923)    $(84,545)   $ 130,520    $ 218,829    $ 139,881
                                                        =========     ========    =========    =========    =========

(a)  See "--Contractual Obligations."
(b) This table reflects interest payment terms elected by subordinated debenture holders as of December 31, 2003. In accordance with the terms of the subordinated debenture offering, subordinated debenture holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(c) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(d)  Amounts include principal and interest.
(e)  Amounts include lease for office space.
(f) Amounts related to the relocation of our corporate headquarters. The provisions of the lease, local and state grants will provide us with reimbursement of a portion of these payments.

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

         Cash flow from operations, the issuance of subordinated debentures and lines of credit fund our operating cash needs. We expect these sources of funds to be sufficient to meet our cash needs. Loan originations are funded through borrowings against warehouse credit facilities and sales into an off-balance sheet facility. Each funding source is described in more detail below.

         Cash flow from operations. One of our corporate goals is to achieve sustainable positive cash flow from operations. However, we cannot be certain that we will achieve our projections regarding declines in negative cash flow from historical levels or positive cash flow from operations. The achievement of this goal is dependent on our ability to successfully implement our business strategy and on the following items:
         o manage the mixture of whole loan sales and securitization transactions to maximize cash flow and economic value;
         o manage levels of securitizations to maximize cash flows received at closing and subsequently from interest-only strips and servicing rights;
         o maintain a portfolio of mortgage loans which will generate income and cash flows through our servicing activities and the residual interests we hold in the securitized loans;
         o build on our established approaches to underwriting loans, servicing and collecting loans and managing credit risks in order to control delinquency and losses;
         o continue to identify and invest in technology and other efficiencies to reduce per unit costs in our loan origination and servicing process; and
         o  control overall expense levels.

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

         Cash flow from operations for the six months ended December 31, 2003 was a positive $149.5 million compared to a negative $41.3 million for the first six months of fiscal 2003. The positive cash flow from operations for the six months ended December 31, 2003 was due to our sales during the six-month period of loans originated in prior periods that were carried on our balance sheet at June 30, 2003. During the six months ended December 31, 2003, we received cash on whole loan sales closed during the period of $253.2 million and $26.7 million from a whole loan sale transaction, which closed on June 30, 2003, but settled in cash on July 1, 2003. Additionally, cash flow from our interest-only strips in the first six months of fiscal 2004 increased $48.8 million, compared to the first six months of fiscal 2003.

         The amount of cash we receive as gains on whole loan sales, and the amount of cash we receive and the amount of overcollateralization we are required to fund at the closing of our securitizations are dependent upon a number of factors including market factors over which we have no control. Although we expect cash flow from operations to continue to fluctuate in the foreseeable future, our goal is to improve upon our historical levels of negative cash flow from operations. We believe that if our projections based on our business strategy prove accurate, our cash flow from operations will continue to be positive. However, negative cash flow from operations may occur in fiscal 2004 due to the nature of our operations and the timing to implement our business strategy adjustments. We generally expect the level of cash flow from operations to fluctuate.

         Other factors could negatively affect our cash flow and liquidity such as increases in mortgage interest rates, legislation or other economic conditions, which may make our ability to originate loans more difficult. As a result, our costs to originate loans could increase or our volume of loan originations could decrease.

         Contractual obligations. Following is a summary of future payments required on our contractual obligations as of December 31, 2003 (in thousands):

                                                            Payments Due by Period
                                     ----------------------------------------------------------------------
                                                    Less than        1 to 3          4 to 5      More than
Contractual Obligations                Total          1 year         years            years       5 years
--------------------------------     -----------    -----------    -----------     ----------    ----------
Subordinated debentures..............  $629,674       $285,571       $295,348        $28,313       $20,442
Accrued interest - subordinated
   debentures (a) ...................    39,043         18,117         16,015          1,910         3,001
Senior collateralized
   subordinated notes................    34,459          5,239         26,759          1,582           879
Warehouse lines of credit (b)........    86,814         86,814             --             --            --
Convertible promissory note..........       475             --            475             --            --
Capitalized lease (c)................       707            376            331             --            --
Operating leases (d).................    55,669          3,666         10,439         10,897        30,667
Services and equipment (e)...........     2,486          2,486             --             --            --
                                       --------       --------       --------       --------       -------
Total obligations....................  $849,327       $402,269       $349,367       $ 42,702       $54,989
                                       ========       ========       ========       ========       =======

(a) This table reflects interest payment terms elected by subordinated debenture holders as of December 31, 2003. In accordance with the terms of the subordinated debenture offering, subordinated debenture holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(b) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(c)      Amounts include principal and interest.
(d)      Amounts include lease for office space.
(e) Amounts related to the relocation of our corporate headquarters. The provisions of the lease, local and state grants will provide us with reimbursement of a portion of these payments.

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

         The following is a description of the warehouse and operating lines of credit facilities, which were available to us at December 31, 2003 (in thousands):

                                                                         Facility        Amount          Amount
                                                                          Amount        Utilized        Available
                                                                        ----------      ---------       ---------
Revolving credit facilities:
   Warehouse revolving line of credit, expiring
     September 2004 (a) ..................................               $ 200,000      $ 8,010         $ 191,990
   Warehouse revolving line of credit, expiring
    October 2006 (b) .....................................                 250,000       78,804           171,196
   Operating revolving line of credit, expiring
    January 2004 (c) .....................................                   5,000           --             5,000
                                                                         ---------    ---------         ---------


Total revolving credit facilities.........................                 455,000       86,814           368,186
Other facilities:
   Capitalized leases, maturing January 2006 (d) .........                     651          651                --
                                                                         ---------    ---------         ---------
Total credit facilities...................................               $ 455,651    $  87,465         $ 368,186
                                                                         =========    =========         =========

-------------
(a) $200.0 million warehouse revolving line of credit with JP Morgan Chase Bank entered into on September 22, 2003 and expiring September 2004. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans. Further detail and provisions of this facility are described below.

         Additionally, we have a letter of credit facility with JP Morgan Chase Bank to secure lease obligations for corporate office space. The amount of the letter of credit was $8.0 million at December 31, 2003. The letter of credit was collateralized by cash and will decrease over the term of the lease.

(b) $250.0 million warehouse revolving line of credit with Chrysalis Warehouse Funding, LLC, entered into on October 14, 2003 and expiring October 2006. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans. Further detail and provisions of this facility are described below.

(c) $5.0 million revolving line of credit facility from Firstrust Savings Bank. The obligations under this facility were collateralized by the cash flows from our investments in the ABFS 99-A lease securitization trust and Class R and X certificates of the ABFS Mortgage Loan Trust 2001-2. The interest rate on the advances from this facility was one-month LIBOR plus a margin. This facility expired pursuant to its terms on January 14, 2004.

(d) Capitalized leases, imputed interest rate of 8.0%, collateralized by computer equipment.

Until their expiration, two other facilities were utilized for portions of fiscal 2004 including:

      o A warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC originally for $200.0 million. $100.0 million of this facility was continuously committed for the term of the facility while the remaining $100.0 million of the facility was available at Credit Suisse's discretion. Subsequent to June 30, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to September 30, 2003. The expiration date was subsequently extended to October 17, 2003, but no new advances were permitted under this facility subsequent to September 30, 2003. This facility was paid down in full on October 16, 2003. The interest rate on the facility was based on one-month LIBOR plus a margin. Advances under this facility were collateralized by pledged loans.

      o A $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances could be obtained, subject to specific conditions described in the agreements. In connection with our receipt of a waiver of our non-compliance with financial covenants at September 30, 2003, we agreed not to make further advances under this line. Interest rates on the advances were based on one-month LIBOR plus a margin. The obligations under this agreement were collateralized by pledged loans. This facility was paid down in full on October 16, 2003 and it expired pursuant to its terms on October 31, 2003.

         Until its expiration, we also had available to us a $300.0 million mortgage conduit facility. This facility expired pursuant to its terms on July 5, 2003. The facility provided for the sale of loans into an off-balance sheet facility. See "-- Overview -- Remedial Steps Taken to Address Liquidity Issues" and "Application of Critical Accounting Policies" for further discussion of the off-balance sheet features of this facility. On October 16, 2003, we refinanced through another mortgage warehouse conduit facility $40.0 million of loans that were previously held in the above off-balance sheet mortgage conduit facility. We also refinanced an additional $133.5 million of mortgage loans in the new conduit facility, which were previously held in other warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities, which previously held these loans, along with loans fully funded with our cash resulted in our receipt of $17.0 million in cash. On October 31, 2003, we completed a privately-placed securitization, with servicing released, of the $173.5 million of loans that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of the loans held by it.

         On September 22, 2003, we entered into definitive agreements with a JP Morgan Chase Bank for a $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003 (this condition was satisfied by the closing of the facility from a warehouse lender totaling $250.0 million described below); (ii) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (iii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debentures commencing with the quarter ending March 31, 2004; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. Prior to the closing of the second facility, our borrowing capacity on this $200.0 million credit facility was limited to $80.0 million. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio at the end of each fiscal quarter of less than 12.0%, our subordinated debentures not to exceed $705.0 million at any time, our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio and our registration statement registering $295.0 million of subordinated debentures be declared effective by the SEC no later than October 31, 2003.

         On October 3, 2003, the lender on the new $200.0 million credit facility agreed to extend the date by which we must close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. We subsequently obtained a waiver from this lender, which extended this required closing date for obtaining the additional credit facility to October 14, 2003.

         On October 14, 2003, we entered into definitive agreements with Chrysalis Warehouse Funding, LLC for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. The $250.0 million facility has a term of three years with an interest rate on amounts outstanding equal to the one-month LIBOR plus a margin and the yield maintenance fees (as defined in the agreements). We also agreed to pay fees of $8.9 million upon closing and approximately $10.3 million annually plus a non-usage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. Advances under this facility are collateralized by specified pledged loans and additional credit support was created by granting a security interest in substantially all of our interest-only strips and residual interests which we contributed to a special purpose entity organized by us to facilitate this transaction.

         This $250.0 million facility contains representations and warranties, events of default and covenants which are customary for facilities of this type, as well as our agreement to: (i) restrict the total amount of indebtedness outstanding under the indenture related to our subordinated debentures to $750.0 million or less; (ii) make quarterly reductions commencing in April 2004 of an amount of subordinated debentures pursuant to the formulas set forth in the loan agreement; (iii) maintain maximum interest rates offered on subordinated debentures not to exceed 10 percentage points above comparable rates for FDIC insured products; and (iv) maintain minimum cash and cash equivalents of not less than $10.0 million. In addition to events of default which are typical for this type of facility, an event of default would occur if: (1) we are unable to sell subordinated debentures for more than three consecutive weeks or on more than two occasions in a 12 month period; and (2) certain members of management are not executive officers and a satisfactory replacement is not found within 60 days. The definitive agreements grant the lender an option for a period of 90 days commencing on the first anniversary of entering into the definitive agreements to increase the credit amount on the $250.0 million facility to $400.0 million with additional fees and interest payable by us.

         Although we obtained two new credit facilities totaling $450.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures.

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

         As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of our principal credit facilities (one for $50.0 million and the other for $200.0 million, which was reduced to $50 million). We have requested and obtained waivers from these covenant provisions from both lenders. The lender under the $50.0 million warehouse credit facility granted us a waiver for our non-compliance with a financial covenant in that credit facility through December 31, 2003 and converted this facility to an $8.0 million letter of credit facility. This $50.0 million facility was replaced by the new $200.0 million facility described above and the principal amount that remains on this facility is the $8.0 million letter of credit which secures our lease on our principal executive office. We also entered into an amendment to the $200.0 million credit facility which provides for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. We entered into subsequent amendments to this credit facility which extended the expiration date until October 17, 2003. The loans held in this facility were transferred to the refinanced mortgage conduit described above.

         In addition, in light of the losses for the first and second quarters of fiscal 2004, we requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants.

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

         The terms of our new $200.0 million credit facility, as amended, require, among other things, that our registration statement registering $295.0 million of subordinated debentures be declared effective by the SEC no later than October 31, 2003 and that we have a minimum net worth of $25.0 million at October 31, 2003 and November 30, 2003. An identical minimum net worth requirement applies to an $8.0 million letter of credit facility with the same lender. The lender under the $200.0 million facility agreed to extend the deadline for our registration statement to be declared effective by the SEC to November 10, 2003 (the registration statement was declared effective on November 10, 2003). This lender also waived the minimum net worth requirement at October 31, 2003, November 30, 2003 and December 31, 2003 under the $200.0 million credit facility and the $8.0 million letter of credit facility.

         Because we anticipate incurring losses through the fourth quarter of fiscal 2004 and as a result of any non-compliance with other financial covenants, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers. We cannot assure you as to whether or in what form a waiver or modification of these agreements would be granted to us.

         Subordinated debentures. The issuance of subordinated debentures funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debentures since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debentures to partially fund growth and to partially fund maturities of subordinated debentures. In addition, at times we have elected to utilize proceeds from the issuance of subordinated debentures to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During the six months ended December 31, 2003, subordinated debentures decreased by $89.9 million compared to an increase of $36.8 million in the six months ended December 31, 2002. The reduction in the level of subordinated debentures was due to the Exchange Offer and the resulting conversion of $73.6 million of subordinated debentures into 39.1 million of shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. The decrease also resulted from our temporary discontinuation of sales of new subordinated debentures for a portion of the first quarter of fiscal 2004.

         On December 1, 2003, we mailed an Exchange Offer to holders of our subordinated debentures that was issued prior to April 1, 2003. Holders of such subordinated debentures had the ability to exchange their notes for (i) equal amounts of senior collateralized subordinated notes and shares of Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the subordinated debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for subordinated debentures tendered with maturities of less than 12 months, while subordinated debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months. All other senior collateralized subordinated notes issued in the exchange have maturities equal to the subordinated debentures tendered. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of our subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by us on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind our senior indebtedness and all of our other existing and future senior debt and debt of our subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by us and other unsecured debt.

         Pursuant to the terms of the Exchange Offer, in the first closing of the Exchange Offer on December 31, 2003, we exchanged $73.6 million of outstanding subordinated debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, we also extended the expiration date of the Exchange Offer to February 6, 2004. As a result of the second closing of the Exchange Offer on February 6, 2004, we exchanged an additional $41.9 million of eligible subordinated debentures for 22.0 million shares of Series A Preferred Stock and $19.9 million of senior collateralized subordinated notes.

         Anthony J. Santilli, our Chairman, Chief Executive Officer and President, Beverly Santilli, our Executive Vice President, and Dr. Jerome Miller, our director, each held subordinated debentures eligible to participate in the Exchange Offer. Each named individual tendered all such eligible subordinated debentures in the Exchange Offer and as of February 6, 2004, the expiration date of the Exchange Offer, pursuant to the terms of the Exchange Offer, were holders of the following number of shares of Series A Preferred Stock ("SAPS") and aggregate amount of senior collateralized subordinated notes ("SCSN"): Mr. Santilli: SAPS - 4,691, SCSN - $4,691; Mrs. Santilli: SAPS - 4,691, SCSN - $4,691; Dr. Miller: SAPS - 30,164, SCSN - $30,164.

         Under a registration statement declared effective by the SEC on November 7, 2003, we registered $295.0 million of subordinated debentures. Of the $295.0 million, $252.9 million of debt from this registration statement was available for future issuance as of December 31, 2003.

         In the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debentures maturities and vendor payments.

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

         We intend to meet our obligation to repay such debt and interest as it matures with cash flow from operations, cash flows from interest-only strips and cash generated from additional debt financing. To the extent that we fail to maintain our credit facilities or obtain alternative financing on acceptable terms and increase our loan originations, we may have to sell loans earlier than intended and further restructure our operations which could further hinder our ability to repay the subordinated debentures when due.

         The weighted-average interest rate of our subordinated debentures issued in the month of December 2003 was 9.07%, compared to debentures issued in the month of June 2003, which had a weighted-average interest rate of 7.49%. Debentures issued at our peak rate, which was in February 2001, was at a rate of 11.85%. Our ability to maintain the rates offered on subordinated debentures, or limit increases in rates offered, depends on our financial condition, liquidity, future results of operations, market interest rates and competitive factors among other circumstances. The weighted average remaining maturity of our subordinated debt at December 31, 2003 was 17.7 months compared to 19.5 months at June 2003.

         Terms of the Series A Preferred Stock. The Series A Preferred Stock has a par value of $.001 per share and may be redeemed at our option at a price equal to the liquidation value plus accrued and unpaid dividends after the second anniversary of the issuance date.

         Upon any voluntary or involuntary liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the date of liquidation. Based on the shares of Series A Preferred Stock outstanding on December 31, 2003, the liquidation value equals $39.1 million.

         Monthly cash dividend payments will be $.0083 per share of Series A Preferred Stock (equivalent to $.10 per share annually or 10% annually of the liquidation value). Payment of cash dividends on the Series A Preferred Stock is subject to compliance with applicable Delaware state law. Based on the shares of Series A Preferred Stock outstanding on December 31, 2003, the annual cash dividend requirement equals $3.9 million.

         On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A Preferred Stock), each share of the Series A Preferred Stock is convertible at the option of the holder into a number of shares of our common stock determined by dividing: (A) $1.00 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A Preferred Stock has become convertible due to a failure to pay dividends), $1.20 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date but on or after the second anniversary of the issuance date) or $1.30 plus an amount equal to accrued but unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date) by (B) the market value of a share of our common stock (which figure shall not be less than $5.00 per share regardless of the actual market value on the conversion date). Based on the $5.00 per share market value floor and if each share of Series A Preferred Stock issued at the December 31, 2003 and February 6, 2004 closings converted on the anniversary dates listed below, the number of shares of the Company's common stock which would be issued upon conversion follows (shares in thousands):

                                            December 31, 2003 Closing              February 6, 2004 Closing
                                      ------------------------------------    ----------------------------------
                                                            Convertible                             Convertible
                                         Number of          into Number           Number of         into Number
                                         Preferred           of Common           Preferred           of Common
                                          Shares               Shares              Shares              Shares
                                      ----------------    ----------------    ----------------      ------------
 Second anniversary date                  39,095               9,382              22,015               5,284
 Third anniversary date                   39,095              10,165              22,015               5,724

         As described above, the conversion ratio of the Series A Preferred Stock increases during the first three years after its issuance, which provides the holders of the Series A Preferred Stock with a discount on the shares of common stock that will be issued upon conversion. This discount, which is referred to as a beneficial conversion feature, was valued at $4.6 million on December 31, 2003. The value of the beneficial conversion feature equals the excess of the intrinsic value of the shares of common stock that will be issued upon conversion of the Series A Preferred Stock, over the value of the Series A Preferred Stock on the date it was issued. The $4.6 million will be amortized to the income statement over the three-year period that the holders of the Series A Preferred Stock earn the discount as additional non-cash dividends on the Series A Preferred Stock.

         Sales into special purpose entities and off-balance sheet facilities. We rely significantly on access to the asset-backed securities market through securitizations to provide permanent funding of our loan production. We also may retain the right to service the loans. Residual cash from the loans after required principal and interest payments are made to the investors provides us with cash flows from our interest-only strips. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debentures and our operating cash needs. See "-- Off-Balance Sheet Arrangements" for further detail of our securitization activity and effect of securitizations on our liquidity and capital resources.

         Other liquidity considerations. In December 2003, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of shares of authorized preferred stock from 3.0 million shares to 203.0 million shares. In addition to meeting the requirements of the Exchange Offer, the preferred shares may be used to raise equity capital, redeem outstanding debt or acquire other companies, although no such acquisitions are currently contemplated. The Board of Directors has discretion with respect to designating and establishing the terms of each series of preferred stock prior to issuance.

         A further decline in economic conditions, continued instability in financial markets or further acts of terrorism in the United States may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debentures, increases in delinquencies and credit losses in our total loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent the United States experiences an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to hedge our loan portfolio effectively against market interest rate changes which could cause reduced profitability. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debentures could be impaired. Additionally, under the Soldiers' and Sailors' Civil Relief Act of 1940, members of all branches of the military on active duty, including draftees and reservists in military service and state national guard called to federal duty are entitled to have interest rates reduced and capped at 6% per annum, on obligations (including mortgage loans) incurred prior to the commencement of military service for the duration of military service and may be entitled to other forms of relief from mortgage obligations. To date, compliance with the Act has not had a material effect on our business.

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

         On April 2, 2001, we awarded 2,500 shares (3,025 shares after the effect of stock dividends) of our common stock to Richard Kaufman, our former director, as a result of services rendered in connection with our stock repurchases.

         In February 2003, we awarded 2,000 shares of our common stock to each of Warren E. Palitz and Jeffrey S. Steinberg as newly appointed members of our Board of Directors.

         Jeffrey S. Steinberg, one of our directors, received $58 thousand in consulting fees from us during the quarter ended December 31, 2003.

         Barry Epstein, Managing Director of the National Wholesale Residential Mortgage Division, received 200,000 shares of restricted common stock on December 24, 2003 under the terms of his employment agreement and restricted stock agreement with us. The shares were issued by us as a material inducement to Mr. Epstein's employment and are subject to transfer restrictions and forfeiture unless the performance goals set forth in the employment agreement are met.

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

         We present total portfolio and total real estate owned, referred to as REO, information. The total portfolio measure includes loans and leases recorded on our balance sheet and securitized loans and leases both managed by us and serviced by others. Management believes these measures enhance the users' overall understanding of our current financial performance and prospects for the future because the volume and credit characteristics of off-balance sheet securitized loan and lease receivables have a significant effect on our financial performance as a result of our retained interests in the securitized loans. Retained interests include interest-only strips and servicing rights. In addition, because the servicing and collection of our off-balance sheet securitized loan and lease receivables are performed in the same manner and according to the same standards as the servicing and collection of our on-balance sheet loan and lease receivables, certain of our resources, such as personnel and technology, are allocated based on their pro rata relationship to the total portfolio and total REO. The following tables reconcile the total portfolio measures presented in "-- Total Portfolio Quality." (dollars in thousands):


December 31, 2003:                                          Delinquencies
--------------------------------------------------------------------------
                                                          Amount         %
                                                      -------------------------
On-balance sheet loan and lease
  receivables.....................     $  116,673        $   7,213       6.18%
Securitized loan and lease
  receivables.....................      2,541,437          280,320      11.03%
                                       ----------        ---------
Total Portfolio...................     $2,658,110        $ 287,533      10.82%
                                       ==========        =========

On-balance sheet REO..............     $    3,077
Securitized REO...................         21,161
                                       ----------
Total REO.........................     $   24,238
                                       ==========



September 30, 2003:                                         Delinquencies
-------------------------------------------------------------------------------
                                                          Amount         %
                                                    --------------------------
On-balance sheet loan and lease
  receivables.....................      $  164,108      $  11,825       7.21%
Securitized loan and lease
  receivables.....................       2,807,692        256,624       9.14%
                                        ----------      ---------
Total Portfolio...................      $2,971,800      $ 268,449       9.03%
                                        ==========      =========

On-balance sheet REO..............      $    4,566
Securitized REO...................          21,486
                                        ----------
Total REO.........................      $   26,052
                                        ==========


June 30, 2003:                                              Delinquencies
-------------------------------------------------------------------------------
                                                          Amount         %
                                                    --------------------------
On-balance sheet loan and lease
  receivables.....................      $  265,764      $   5,412        2.04%
Securitized loan and lease
  receivables.....................       3,385,310        223,658        6.61%
                                        ----------      ---------
Total Portfolio...................      $3,651,074      $ 229,070        6.27%
                                        ==========      =========

On-balance sheet REO..............      $    4,776
Securitized REO...................          23,224
                                        ----------
Total REO.........................      $   28,000
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

         In connection with the acquisition of the California mortgage broker operation, we assumed the obligations under a lease for approximately 3,700 square feet of space in West Hills, California. The remaining term of the lease is 2 3/4 years, expiring September 30, 2006 at an annual rental of approximately $0.1 million.

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

         The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there have been no such changes during the quarter covered by this report.

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

         We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. This inquiry was ended on December 22, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

         On January 21, 2004, January 28, 2004 and February 12, 2004, three purported class action lawsuits were filed against us and our director and Chief Executive Officer, Anthony Santilli, and our Chief Financial Officer, Albert Mandia, in the United States District Court for the Eastern District of Pennsylvania. The first two suits also name former director, Richard Kaufman, as a defendant. The complaints are captioned: Richard Weisinger v. American Business Financial Services, Inc., et. al., Civil Action No. 04-265; Sean Ruane
v. American Business Financial Services, Inc., Civil Action No. 04-400, and Operative Plasterers' and Cement Masons' International Employees' Trust Fund, et.al v. American Business Financial Services, Inc., et. al., Civil Action No. 04-CV-617. The lawsuits were brought on behalf of all purchasers of our common stock between for the class period January 27, 2000 and June 25, 2003 with respect to the first two suits filed. The class period related to the third suit is January 27, 2000 through June 12, 2003.

         The first two lawsuits allege that, among other things we and the named directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These lawsuits allege that, among other things, during the applicable class period, our forbearance and foreclosure practices enabled us to, among other things, allegedly inflate our financial results. These two lawsuits appear to relate to the same subject matter as the Form 8-K we filed on June 13, 2003 disclosing a subpoena from the Civil Division of the U.S. Attorney's Office into our forbearance and foreclosure practices. The U.S. Attorney's inquiry was subsequently concluded in December 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Subpoena from U.S. Attorney's Office." These two lawsuits seek unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         The third lawsuit alleges that the defendants issued false and misleading financial statements in violation of GAAP, the Securities Exchange Act of 1934 and SEC rules by entering into forbearance agreements with borrowers, understating default and foreclosure rates and failing to properly adjust prepayment assumptions to hide the impact on net income. This lawsuit seeks unspecified damages, interest, costs and expenses of the litigation, and injunctive or other relief.

         Procedurally, these lawsuits are in a very preliminary stage and no class has been certified in any of the actions. We do not expect that we will be required to file a response to the lawsuits for several months. We believe that we have several defenses to the claims raised by these lawsuits and intend to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations.

Item 2.           Changes in Securities and Use of Proceeds

        Amendment and Restatement of the Certificate of Incorporation. At the annual meeting of our stockholders held on December 31, 2003, our Amended and Restated Certificate of Incorporation was amended and restated to increase the number of authorized shares of our: (i) common stock from 9,000,000 to 209,000,000; and (ii) preferred stock from 3,000,000 to 203,000,000. In connection with the Exchange Offer, our Board of Directors designated 200,000,000 shares of preferred stock as Series A Convertible Preferred Stock, and we filed the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the "Certificate of Designation") with the Delaware Secretary of State.

         Dilutive and Other Effects of Issuance of Series A Convertible Preferred Stock. As of February 6, 2004, the closing of the Exchange Offer, we issued 61.1 million shares of Series A Convertible Preferred Stock. Our stockholders generally do not have preemptive rights with respect to our preferred stock. Therefore, existing holders of common stock do not have any preferential rights to purchase shares of the Series A Convertible Preferred Stock or other shares of preferred stock that may be designated by the Board. The shares of the Series A Convertible Preferred Stock are convertible into common stock, and the maximum number of shares of our common stock into which
61.1 million shares of the Series A Convertible Preferred Stock issued in connection with the Exchange Offer can be converted is 15.9 million, provided that: (i) all dividends on the Series A Convertible Preferred Stock will have been paid by the conversion date; (ii) the conversion date is on or after the 3rd anniversary of the issuance date; and (iii) the market price of a share of common stock is $5.00. The issuance of 15.9 million shares of common stock upon conversion of the Series A Convertible Preferred Stock outstanding as of February 6, 2004 and the potential issuance of shares of common stock if we issue additional shares of Series A Convertible Preferred Stock could result in the dilution of the equity interests of current holders of our common stock. The rights and preferences of holders of the Series A Convertible Preferred Stock are senior to the rights and preferences of the holders of our common stock. If our Board of Directors issues another series of preferred stock, the rights and preferences of such series may be senior to the rights and preferences of the shares of the Series A Convertible Preferred Stock and would be also senior to the rights and preferences of the common stock.

         Securities Issued in Non-Public Offerings. As of February 6, 2004, in connection with the Exchange Offer, we issued $54.3 million in aggregate principal amount of senior collateralized subordinated notes and 61.1 million shares of Series A Convertible Preferred Stock in exchange for $115.4 million in aggregate principal amount of investment notes issued prior to April 1, 2003. We issued the foregoing senior collateralized subordinated notes and shares of the Series A Convertible Preferred Stock in reliance on the exemption from the registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

         We believe that the Exchange Offer meets all of the requirements of the exemption provided by Section 3(a)(9) of the Securities Act because (i) we are the issuer of both (a) the senior collateralized subordinated notes and the Series A Convertible Preferred Stock issued in the Exchange Offer and (b) the investment notes exchanged; (ii) the Exchange Offer involves an exchange exclusively with our existing security holders and did not involve any new consideration being paid by security holders; and (iii) we did not pay, and do not intend to pay, any compensation for soliciting holders of investment notes to participate in the Exchange Offer.

         Each share of the Series A Convertible Preferred Stock is convertible into shares of our common stock pursuant to the formula set forth in the Certificate of Designation and described below. On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A Preferred Convertible Stock), each share of the Series A Convertible Preferred Stock is convertible at the option of the holder into a number of shares of common stock determined by dividing: (i) $1.00 plus accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A Convertible Preferred Stock has become convertible due to a failure to pay dividends), $1.20 plus accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date, but on or after the second anniversary of the issuance date) or $1.30 plus accrued and unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date) by (ii) the market price of a share of common stock (which figure shall not be less than $5.00 per share regardless of the actual market price, such $5.00 minimum figure to be subject to adjustment for stock splits, including reverse stock splits) on the conversion date.

         As of December 24, 2003, we issued a convertible non-negotiable promissory note (the "Note") in the principal amount of $475,000 to Rekaren, Incorporated, a California corporation ("Rekaren"), as partial consideration for the purchase of certain assets of Rekaren. At any time on or after December 24, 2004 and before January 31, 2005, the outstanding principal balance of, and accrued interest under, the Note is convertible, at the holder's option, into the number of shares of our common stock determined by dividing the aggregate principal amount of the Note by the conversion price of $5.00 per share (the conversion price is subject to adjustments in case of a stock split, combination, reclassification or other similar event effected by us with respect to the common stock). We issued the Note in reliance on the exemption from registration under Section 4(2) of the Securities Act based upon a determination that the investor was sophisticated, had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

         As of December 24, 2003, we issued 200,000 shares of common stock to Barry Epstein, the newly hired experienced industry professional to head the National Wholesale Residential Mortgage Division, as an inducement material to his employment with us pursuant to the Employment Agreement and Restricted Stock Agreement by and between us and Mr. Epstein, dated December 24, 2003. We issued the foregoing shares in reliance on the exemption from registration under
Section 4(2) of the Securities Act based upon a determination that the security was issued to a sophisticated investor who had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held December 31, 2003. The following proposals were presented to stockholders and voted on at the annual meeting.

Proposal 1. The election as directors of all of the following nominees for the term set forth below:

Michael R. DeLuca (for a three year term to expire in 2006) Warren E. Palitz (for a three year term to expire in 2006) Jeffrey S. Steinberg (for a three year term to expire in 2006) Harold E. Sussman (for a one year term to expire in 2004)

The term of office of the following incumbent directors continued after the annual meeting: Anthony J. Santilli, Leonard Becker and Jerome Miller

Proposal 2. To approve an amendment to and the restatement of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 9,000,000 to 209,000,000 shares.

Proposal 3. To approve an amendment to and the restatement of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 3,000,000 to 203,000,000 shares.

Proposal 4. To approve a proposal to issue shares of the Series A Preferred Stock in connection with the Exchange Offer and shares of common stock issuable upon the conversion of Series A Preferred Stock.

Proposal 5. To ratify the appointment of BDO Seidman, LLP to serve as the Company's independent public accountants for fiscal 2004.

The results of the voting at the annual meeting were as follows:

                                        Shares                    Shares
                                          For                    Withheld
Proposal 1
Michael R. DeLuca                      1,533,342                   7,021
Warren E. Palitz                       1,533,342                   7,021
Jeffrey S. Steinberg                   1,533,342                   7,021
Harold E. Sussman                      1,533,342                   7,021


                        Shares           Shares         Shares         Broker
                          For           Against       Abstaining      Nonvotes
Proposal 2             1,537,501         1,862          1,000            0
Proposal 3             1,532,155         7,208          1,000            0
Proposal 4             1,532,519         6,844          1,000            0
Proposal 5             1,537,332         1,621          1,000            0


Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

Exhibits

Exhibit
Number                                   Description
-------           --------------------------------------------------------------
3.1               Amended and Restated Certificate of Incorporation of the
                  Company (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on December 11,
                  2003).

4.1 Certificate of Designation related to the Series A Convertible Preferred Stock (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on December 11, 2003).

4.2               Indenture dated December 31, 2003 between the Company and U.S.
                  Bank National Association as Trustee.

10.1 Master Loan and Security Agreement, dated as of October 14, 2003, between ABFS Warehouse Trust 2003-2 and Chrysalis Warehouse Funding, LLC. (Incorporated by reference to Exhibit
                  10.1 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.2 Asset Purchase Agreement, dated as of October 14, 2003, between ABFS Warehouse Trust 2003-1 and ABFS Warehouse Trust 2003-2 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.3 Asset Purchase Agreement, dated as of October 14, 2003, among HomeAmerican Credit, Inc., d/b/a Upland Mortgage, American Business Mortgage Services, Inc., and American Business Credit, Inc., as Sellers and ABFS Warehouse Trust 2003-1, as Purchaser (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.4 Amended and Restated Trust Agreement between HomeAmerican Credit, Inc., American Business Mortgage Services, Inc., and American Business Credit, Inc., ABFS Consolidated Holdings, Inc., as IOS Depositor and Wilmington Trust Company as Owner Trustee (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.5 Trust Agreement between ABFS Warehouse Trust 2003-1 and Wilmington Trust Company (Incorporated by reference to Exhibit
                  10.5 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.6 Pledge and Security Agreement, dated as of October 14, 2003, between ABFS Warehouse Trust 2003-1 and Clearwing Capital, LLC. (Incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.7 Fee and Right of First Refusal Letter addressed to ABFS Warehouse Trust 2003-1, ABFS Warehouse Trust 2003-2, American Business Financial Services, Inc. and its subsidiaries from Clearwing Capital, LLC. (Incorporated by reference to Exhibit
                  10.7 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.8 Waiver, dated October 3, 2003, to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as Indenture Trustee (Incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.9 Waiver, dated as of October 8, 2003, to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as Indenture Trustee (Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.10 Extension of the Expiration Date, dated September 30, 2003, under the Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc. from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.11 Extension of the Expiration Date, dated October 10, 2003, under the Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc. from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.12 First Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated September 30, 2003, between American Business Credit, Inc., American Business Mortgage Services, Inc. and HomeAmerican Credit, Inc. and Residential Funding Corporation (Incorporated by reference to
                  Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.13 Waiver, dated September 30, 2003, to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.14 Term-to-Term Servicing Agreement, Waiver and Consent, dated as of September 30, 2003, between American Business Credit, Inc., MBIA Insurance Corporation as Note Insurer and JP Morgan Chase Bank as Trustee (Incorporated by reference to Exhibit 10.14 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.15 Servicing Agreement, dated October 14, 2003, between ABFS Warehouse Trust 2003-2, as Owner, Chrysalis Warehouse Funding, LLC, as Lender, American Business Credit, Inc., as Servicer, and Countrywide Home Loans Servicing LP, as Backup Servicer (Incorporated by reference to Exhibit 10.15 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.16 Second Amended and Restated Indenture, dated as of October 16, 2003, by and between ABFS Mortgage Loan Warehouse Trust 2000-2, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 24,
                  2003).

10.17 ABFS Mortgage Loan Warehouse Trust 2000-2 Secured Notes Series 2000-2 Purchase Agreement, dated as of October 16, 2003, by and between ABFS Greenmont, Inc., ABFS Mortgage Loan Warehouse Trust 2000-2 and JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on October 24, 2003).

10.18 Fee Letter Agreement, dated October 16, 2003, addressed to American Business Financial Services, Inc. from JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on October 24,
                  2003).

10.19 Second Amended and Restated Sale and Servicing Agreement, dated as of October 16, 2003, by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and American Business Mortgage Services, Inc., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor, JPMorgan Chase Bank, as Indenture Trustee and JPMorgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on October 24, 2003).

10.20 Waiver to the Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Credit, Inc., American Business Financial Services, Inc. and JPMorgan Chase Bank and to the 9/03 Amendment to the Senior Secured Credit Agreement, among: American Business Credit, Inc., HomeAmerican Credit, Inc., New Jersey Mortgage and Investment Corp., American Business Financial Services, Inc. and The Chase Manhattan Bank, as amended (Incorporated by reference to Exhibit 10.117 of the Registrant's Annual Report on Form 10-K/A, Amendment No. 2, filed on December 11, 2003).

10.21 Amendment, dated December 1, 2003, to Consulting Agreement by and between the Company and Milton Riseman, dated July 3, 2003 (Incorporated by reference to Exhibit 10.119 of the Registrant's Annual Report on Form 10-K/A, Amendment No. 2, filed on December 11, 2003).

10.22 Joint Agreement dated December 22, 2003 (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on December 24, 2003).

10.23 Security Agreement dated December 31, 2003 by and among ABFS Consolidated Holdings, Inc., American Business Mortgage Services, Inc., HomeAmerican Credit, Inc., American Business Credit, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 2, 2004).

10.24 Second Waiver Letter, dated as of October 31, 2003, from JPMorgan Chase Bank regarding (i) the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"), American Business Mortgage Services, Inc. ("ABMS"), American Business Credit, Inc. ("ABC"), ABFS Mortgage Loan Warehouse Trust 2003-1, as trust ("Trust"), American Business Financial Services, Inc., and JPMorgan Chase Bank, as indenture trustee ("Indenture Trustee") and collateral agent, (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee; and
                  (iii) the 3/02 Amended and Restated Senior Secured Credit Agreement, dated March 15, 2002 (as amended and supplemented by the 10/02 Letter of Credit Supplement, the 12/02 Amendment, the 3/03 Amendment, 3/31/03 Amendment and the 9/03 Amendment), among Upland, ABMS, ABC, Tiger Relocation Company, ABFS Residual 2002, Inc., and JPMorgan Chase Bank.

10.25 Third Waiver Letter, dated as of December 31, 2003, from JPMorgan Chase Bank regarding (i) the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"), American Business Mortgage Services, Inc. ("ABMS"), American Business Credit, Inc. ("ABC"), ABFS Mortgage Loan Warehouse Trust 2003-1, as trust ("Trust"), American Business Financial Services, Inc., and JPMorgan Chase Bank, as indenture trustee ("Indenture Trustee") and collateral agent, (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee; and
                  (iii) the 3/02 Amended and Restated Senior Secured Credit Agreement, dated March 15, 2002 (as amended and supplemented by the 10/02 Letter of Credit Supplement, the 12/02 Amendment, the 3/03 Amendment, 3/31/03 Amendment and the 9/03 Amendment), among Upland, ABMS, ABC, Tiger Relocation Company, ABFS Residual 2002, Inc., and JPMorgan Chase Bank

10.26 Employment Agreement dated December 24, 2003, by and between American Business Financial Services, Inc. and Barry Epstein.

10.27 Restricted Stock Agreement dated December 24, 2003, by and between American Business Financial Services, Inc. and Barry Epstein.

10.28             Change in Control Agreement between the Company and Stephen M.
                  Giroux.

31.1              Chief Executive Officer's Certificate

31.2              Chief Financial Officer's Certificate

32.2              Certification pursuant to Section 906 of the Sarbanes Oxley
                  Act of 2002.

Reports on Form 8-K -

The following current reports on Form 8-K were filed or furnished to the SEC during the quarter ended December 31, 2003 or thereafter:

October 16, 2003

(Item 5 and 7) announcing definitive agreement on a $250 million revolving mortgage loan warehouse credit facility to fund loan originations.

October 24, 2003

(Items 5 and 7) announcing refinancing through a mortgage conduit facility of $40.0 million of mortgage loans previously held in an expired off-balance sheet mortgage conduit facility and $133.0 million of mortgage loans previously held in other warehouse facilities.

November 5, 2003

(Items 7 and 12) announcing issuance of press release reporting financial results for the first quarter of fiscal year 2004 ended September 30, 2003.

December 24, 2003

(Items 5 and 7) announcing that issuer had entered into a joint agreement with the U. S. Attorney's Office for the Eastern District of Pennsylvania, pursuant to which the U.S. Attorney's Office ended the inquiry focused on the issuer's forbearance policy initiated pursuant to a civil subpoena dated May 14, 2003 previously disclosed by the issuer.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE:    February 17, 2004      By: /s/ Albert W. Mandia
                                    -------------------------------------------
                                    Albert W. Mandia
                                    Executive Vice President and Chief Financial
                                    Officer (principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
-------            ------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on December 11,
                  2003).

4.1 Certificate of Designation related to the Series A Convertible Preferred Stock (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on December 11, 2003).

4.2               Indenture dated December 31, 2003 between the Company and U.S.
                  Bank National Association as Trustee.

10.1 Master Loan and Security Agreement, dated as of October 14, 2003, between ABFS Warehouse Trust 2003-2 and Chrysalis Warehouse Funding, LLC. (Incorporated by reference to Exhibit
                  10.1 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.2 Asset Purchase Agreement, dated as of October 14, 2003, between ABFS Warehouse Trust 2003-1 and ABFS Warehouse Trust 2003-2 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.3 Asset Purchase Agreement, dated as of October 14, 2003, among HomeAmerican Credit, Inc., d/b/a Upland Mortgage, American Business Mortgage Services, Inc., and American Business Credit, Inc., as Sellers and ABFS Warehouse Trust 2003-1, as Purchaser (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.4 Amended and Restated Trust Agreement between HomeAmerican Credit, Inc., American Business Mortgage Services, Inc., and American Business Credit, Inc., ABFS Consolidated Holdings, Inc., as IOS Depositor and Wilmington Trust Company as Owner Trustee (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.5 Trust Agreement between ABFS Warehouse Trust 2003-1 and Wilmington Trust Company (Incorporated by reference to Exhibit
                  10.5 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.6 Pledge and Security Agreement, dated as of October 14, 2003, between ABFS Warehouse Trust 2003-1 and Clearwing Capital, LLC. (Incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.7 Fee and Right of First Refusal Letter addressed to ABFS Warehouse Trust 2003-1, ABFS Warehouse Trust 2003-2, American Business Financial Services, Inc. and its subsidiaries from Clearwing Capital, LLC. (Incorporated by reference to Exhibit
                  10.7 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.8 Waiver, dated October 3, 2003, to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as Indenture Trustee (Incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.9 Waiver, dated as of October 8, 2003, to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as Indenture Trustee (Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.10 Extension of the Expiration Date, dated September 30, 2003, under the Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc. from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.11 Extension of the Expiration Date, dated October 10, 2003, under the Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc. from Credit Suisse First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.12 First Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated September 30, 2003, between American Business Credit, Inc., American Business Mortgage Services, Inc. and HomeAmerican Credit, Inc. and Residential Funding Corporation (Incorporated by reference to
                  Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.13 Waiver, dated September 30, 2003, to Indenture, dated September 22, 2003, between ABFS Mortgage Loan Warehouse Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.14 Term-to-Term Servicing Agreement, Waiver and Consent, dated as of September 30, 2003, between American Business Credit, Inc., MBIA Insurance Corporation as Note Insurer and JP Morgan Chase Bank as Trustee (Incorporated by reference to Exhibit 10.14 of the Registrant's Current Report on Form 8-K filed on October 16, 2003).

10.15 Servicing Agreement, dated October 14, 2003, between ABFS Warehouse Trust 2003-2, as Owner, Chrysalis Warehouse Funding, LLC, as Lender, American Business Credit, Inc., as Servicer, and Countrywide Home Loans Servicing LP, as Backup Servicer (Incorporated by reference to Exhibit 10.15 of the Registrant's Current Report on Form 8-K filed on October 16,
                  2003).

10.16 Second Amended and Restated Indenture, dated as of October 16, 2003, by and between ABFS Mortgage Loan Warehouse Trust 2000-2, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 24,
                  2003).

10.17 ABFS Mortgage Loan Warehouse Trust 2000-2 Secured Notes Series 2000-2 Purchase Agreement, dated as of October 16, 2003, by and between ABFS Greenmont, Inc., ABFS Mortgage Loan Warehouse Trust 2000-2 and JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on October 24, 2003).

10.18 Fee Letter Agreement, dated October 16, 2003, addressed to American Business Financial Services, Inc. from JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on October 24,
                  2003).

10.19 Second Amended and Restated Sale and Servicing Agreement, dated as of October 16, 2003, by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage, and American Business Mortgage Services, Inc., as Originators and Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as Trust, American Business Credit, Inc., as an Originator and Servicer, American Business Financial Services, Inc., as Sponsor, JPMorgan Chase Bank, as Indenture Trustee and JPMorgan Chase Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on October 24, 2003).

10.20 Waiver to the Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Credit, Inc., American Business Financial Services, Inc. and JPMorgan Chase Bank and to the 9/03 Amendment to the Senior Secured Credit Agreement, among: American Business Credit, Inc., HomeAmerican Credit, Inc., New Jersey Mortgage and Investment Corp., American Business Financial Services, Inc. and The Chase Manhattan Bank, as amended (Incorporated by reference to Exhibit 10.117 of the Registrant's Annual Report on Form 10-K/A, Amendment No. 2, filed on December 11, 2003).

10.21 Amendment, dated December 1, 2003, to Consulting Agreement by and between the Company and Milton Riseman, dated July 3, 2003 (Incorporated by reference to Exhibit 10.119 of the Registrant's Annual Report on Form 10-K/A, Amendment No. 2, filed on December 11, 2003).

10.22 Joint Agreement dated December 22, 2003 (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on December 24, 2003).

10.23 Security Agreement dated December 31, 2003 by and among ABFS Consolidated Holdings, Inc., American Business Mortgage Services, Inc., HomeAmerican Credit, Inc., American Business Credit, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 2, 2004).

10.24 Second Waiver Letter, dated as of October 31, 2003, from JPMorgan Chase Bank regarding (i) the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"), American Business Mortgage Services, Inc. ("ABMS"), American Business Credit, Inc. ("ABC"), ABFS Mortgage Loan Warehouse Trust 2003-1, as trust ("Trust"), American Business Financial Services, Inc., and JPMorgan Chase Bank, as indenture trustee ("Indenture Trustee") and collateral agent, (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee; and
                  (iii) the 3/02 Amended and Restated Senior Secured Credit Agreement, dated March 15, 2002 (as amended and supplemented by the 10/02 Letter of Credit Supplement, the 12/02 Amendment, the 3/03 Amendment, 3/31/03 Amendment and the 9/03 Amendment), among Upland, ABMS, ABC, Tiger Relocation Company, ABFS Residual 2002, Inc., and JPMorgan Chase Bank.

10.25 Third Waiver Letter, dated as of December 31, 2003, from JPMorgan Chase Bank regarding (i) the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"), American Business Mortgage Services, Inc. ("ABMS"), American Business Credit, Inc. ("ABC"), ABFS Mortgage Loan Warehouse Trust 2003-1, as trust ("Trust"), American Business Financial Services, Inc., and JPMorgan Chase Bank, as indenture trustee ("Indenture Trustee") and collateral agent, (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee; and
                  (iii) the 3/02 Amended and Restated Senior Secured Credit Agreement, dated March 15, 2002 (as amended and supplemented by the 10/02 Letter of Credit Supplement, the 12/02 Amendment, the 3/03 Amendment, 3/31/03 Amendment and the 9/03 Amendment), among Upland, ABMS, ABC, Tiger Relocation Company, ABFS Residual 2002, Inc., and JPMorgan Chase Bank

10.26 Employment Agreement dated December 24, 2003, by and between American Business Financial Services, Inc. and Barry Epstein.

10.27 Restricted Stock Agreement dated December 24, 2003, by and between American Business Financial Services, Inc. and Barry Epstein.

10.28             Change in Control Agreement between the Company and Stephen M.
                  Giroux.

31.1              Chief Executive Officer's Certificate

31.2              Chief Financial Officer's Certificate

32.2              Certification pursuant to Section 906 of the Sarbanes Oxley
                  Act of 2002.