Form 10-Q
period 2004-03-31
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2004-05-14
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _______________ to ________________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

         The number of shares outstanding of the registrant's sole class of common stock as of May 3, 2004 was 3,146,892 shares.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I   FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003...............................................1
Consolidated Statements of Income for the three and nine months ended March 31, 2004 and 2003....................2
Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 2004..........................3
Consolidated Statements of Cash Flow for the nine months ended March 31, 2004 and 2003 ..........................4
Notes to Consolidated Financial Statements.......................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................40
Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................................120
Item 4.  Controls and Procedures...............................................................................120


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................120
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities......................122
Item 3.  Defaults Upon Senior Securities.......................................................................123
Item 4.  Submission of Matters to a Vote of Security Holders...................................................123
Item 5.  Other Information.....................................................................................123
Item 6.  Exhibits and Reports on Form 8-K......................................................................124

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                                      MARCH 31,                JUNE 30,
                                                                                        2004                     2003
                                                                                     ----------               -----------
ASSETS                                                                               (UNAUDITED)                (Note)
Cash and cash equivalents (includes restricted cash of $15,197 at March 31,
   2004 and $16,988 at June 30, 2003)                                                $   31,375               $    47,475
Loan and lease receivables, net
   Available for sale                                                                   121,518                   271,402
   Interest and fees                                                                     20,655                    15,179
   Other                                                                                 36,362                    23,761
Interest-only strips (includes the fair value of over-collateralization related cash flows of $239,567 at March 31, 2004 and $279,245 at
   June 30, 2003)                                                                       496,709                   598,278
Servicing rights                                                                         82,823                   119,291
Receivable for sold loans                                                                     -                    26,734
Prepaid expenses                                                                         15,438                     3,477
Property and equipment, net                                                              26,180                    23,302
Deferred income tax asset                                                                38,581                         -
Other assets                                                                             28,578                    30,452
                                                                                     ----------               -----------
Total assets                                                                         $  898,219               $ 1,159,351
                                                                                     ==========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated debentures                                                              $  585,797               $   719,540
Senior collateralized subordinated notes                                                 55,420                         -
Warehouse lines and other notes payable                                                  86,644                   212,916
Accrued interest payable                                                                 37,571                    45,448
Accounts payable and other accrued expenses                                              32,687                    30,352
Deferred income tax liability                                                                 -                    17,036
Other liabilities                                                                        89,936                    91,990
                                                                                     ----------               -----------
Total liabilities                                                                       888,055                 1,117,282
                                                                                     ----------               -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001, liquidation preference of $1.00 per share plus accrued and unpaid dividends to the date of liquidation, authorized shares,
   203,000,000 at March 31, 2004 and 3,000,000 at June 30, 2003;
   Issued: 61,807,088 shares of Series A at March 31, 2004                                   62                         -
Common stock, par value $.001, authorized shares, 209,000,000 at March 31,
   2004 and 9,000,000 at June 30, 2003; Issued: 3,653,165 shares at March 31,
   2004 and June 30, 2003 (including treasury shares of 506,273 at March 31,
   2004 and 706,273 at June 30, 2003)                                                         4                         4
Additional paid-in capital                                                               84,035                    23,985
Accumulated other comprehensive income                                                    5,017                    14,540
Unearned compensation                                                                      (760)                        -
Retained earnings (deficit)                                                             (71,168)                   13,104
Treasury stock, at cost                                                                  (6,426)                   (8,964)
                                                                                     ----------               -----------
                                                                                         10,764                    42,669
Note receivable                                                                            (600)                     (600)
                                                                                     ----------               -----------
Total stockholders' equity                                                               10,164                    42,069
                                                                                     ----------               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  898,219               $ 1,159,351
                                                                                     ==========               ===========

Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date. See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (dollar amounts in thousands, except per share data)
                                   (unaudited)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      MARCH 31,                           MARCH 31,
                                                           -----------------------------       ----------------------------
                                                              2004               2003             2004              2003
                                                           -----------         ---------       -----------      -----------
REVENUES
Gain on sale of loans:
    Securitizations                                        $         -         $  54,504       $    15,107      $   170,394
    Whole loan sales                                             7,208                (4)           10,207               29
Interest and fees                                                4,870             4,665            11,690           13,393
Interest accretion on interest-only strips                       9,605            12,114            30,942           34,361
Servicing income                                                 1,283               486             3,810            2,667
Other income                                                       478                 1               480                7
                                                           -----------         ---------       -----------      -----------

Total revenues                                                  23,444            71,766            72,236          220,851
                                                           -----------         ---------       -----------      -----------

EXPENSES
Interest                                                        16,901            16,824            50,369           51,057
Provision for credit losses                                      4,876             1,718            12,846            4,692
Employee related costs                                          11,175             9,418            36,826           29,965
Sales and marketing                                              4,590             6,963            10,524           20,136
Trading (gains) and losses                                      (1,745)              782            (6,815)           5,257
General and administrative                                      23,256            25,375            63,736           69,633
Securitization assets valuation adjustment                      15,085            10,657            37,848           33,303
                                                           -----------         ---------       -----------      -----------
Total expenses                                                  74,138            71,737           205,334          214,043
                                                           -----------         ---------       -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
   (BENEFIT)                                                   (50,694)               29          (133,098)           6,808
Provision for income taxes (benefit)                           (19,263)             (192)          (50,577)           2,655
                                                           -----------         ---------       -----------      -----------

INCOME (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK              (31,431)              221           (82,521)           4,153
Dividends on Preferred Stock                                     1,751                 -             1,751                -
                                                           -----------         ---------       -----------      -----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK             $   (33,182)        $     221       $   (84,272)     $     4,153
                                                           ===========         =========       ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                                   $    (10.53)        $    0.07       $    (27.79)     $      1.43
                                                           ===========         =========       ===========      ===========
   Diluted                                                 $    (10.53)        $    0.06       $    (27.79)     $      1.36
                                                           ===========         =========       ===========      ===========
AVERAGE COMMON SHARES:
   Basic                                                         3,182             2,941             3,033            2,909
                                                           ===========         =========       ===========      ===========
   Diluted                                                       3,182             3,103             3,033            3,043
                                                           ===========         =========       ===========      ===========

See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                             (amounts in thousands)
                                   (unaudited)

                                PREFERRED STOCK        COMMON STOCK
                              -------------------   -------------------
                                                                                          ACCUMULATED
                               NUMBER OF             NUMBER OF              ADDITIONAL       OTHER                       RETAINED
                                SHARES                SHARES                  PAID-IN    COMPREHENSIVE     UNEARNED      EARNINGS
                              OUTSTANDING  AMOUNT   OUTSTANDING   AMOUNT      CAPITAL       INCOME       COMPENSATION    (DEFICIT)
                              -----------  ------   -----------   ------    ----------   -------------   ------------    ---------
Balance June 30, 2003                 -     $   -       2,947       $ 4      $ 23,985      $ 14,540        $    -        $  13,104

Issuance of preferred stock      61,807        62           -         -        61,428             -             -                -
Issuance of restricted
  common stock                        -         -         200         -        (1,778)            -          (760)               -
Cash dividends declared on
  preferred stock ($0.025
  per share)                          -         -           -         -             -             -             -           (1,351)
Amortization of beneficial
  conversion feature                  -         -           -         -           400             -             -             (400)
Comprehensive income:
  Net loss                            -         -           -         -             -             -             -          (82,521)
  Net unrealized loss
    on interest-only
    strips                            -         -           -         -             -        (9,523)            -                -
                                 ------     -----       -----       ---      --------      --------        ------        ---------
Total comprehensive loss              -         -           -         -             -        (9,523)            -          (82,521)
                                 ------     -----       -----       ---      --------      --------        ------        ---------
BALANCE MARCH 31, 2004           61,807     $  62       3,147       $ 4      $ 84,035      $  5,017        $ (760)       $ (71,168)
                                 ======     =====       =====       ===      ========      ========        ======        =========


                                                          TOTAL
                                TREASURY      NOTE     STOCKHOLDERS'
                                 STOCK     RECEIVABLE     EQUITY
                                --------   ----------  -------------
Balance June 30, 2003           $ (8,964)   $ (600)      $ 42,069

Issuance of preferred stock            -         -         61,490
Issuance of restricted
  common stock                     2,538         -              -
Cash dividends declared on
  preferred stock ($0.025
  per share)                           -         -         (1,351)
Amortization of beneficial
  conversion feature                   -         -              -
Comprehensive income:
  Net loss                             -         -        (82,521)
  Net unrealized loss
    on interest-only
    strips                             -         -         (9,523)
                               ---------    ------      ---------
Total comprehensive loss               -         -        (92,044)
                               ---------    ------      ---------
BALANCE MARCH 31, 2004         $  (6,426)   $ (600)     $  10,164
                               =========    ======      =========


See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (dollar amounts in thousands)
                                   (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                            ------------------------------------
                                                                               2004                     2003
                                                                            -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $   (82,521)             $     4,153
Adjustments to reconcile net income to net cash used in operating activities:
       Gain on sale of loans                                                    (25,314)                (170,423)
       Depreciation and amortization                                             38,545                   38,085
       Interest accretion on interest-only strips                               (30,942)                 (34,361)
       Securitization assets valuation adjustment                                37,848                   33,303
       Provision for credit losses                                               12,846                    4,692
Loans originated for sale                                                      (535,335)              (1,226,712)
Proceeds from sale of loans                                                     678,062                1,208,940
Principal payments on loans and leases                                           23,293                   14,626
Increase in accrued interest and fees on loan and lease receivables              (5,476)                  (1,862)
Purchase of initial overcollateralization on securitized loans                       --                   (3,800)
Required purchase of additional overcollateralization on
    securitized loans                                                           (21,826)                 (53,496)
Cash flow from interest-only strips                                             133,587                  109,849
(Increase) decrease in prepaid expenses                                         (11,961)                      56
(Decrease) increase in accrued interest payable                                  (7,877)                   2,444
(Decrease) increase in accounts payable and accrued expenses                      2,503                    7,953
Accrued interest payable reinvested in subordinated debentures                   29,159                   28,174
Decrease in deferred income taxes payable                                       (50,489)                    (549)
(Decrease) increase in loans in process                                         (13,245)                   1,884
(Payments) receipts on derivative financial instruments                          (3,136)                  (8,529)
Other, net                                                                       (5,180)                   4,065
                                                                            -----------              -----------
Net cash provided by (used in) operating activities                             162,541                  (41,508)
                                                                            -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net                                          (8,416)                  (4,277)
Principal receipts and maturity of investments                                       33                       25
                                                                            -----------              -----------
Net cash used in investing activities                                            (8,383)                  (4,252)
                                                                            -----------              -----------

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                          (dollar amounts in thousands)
                                   (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                            ------------------------------------
                                                                               2004                     2003
                                                                            -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated debentures                           $   131,824              $   136,977
Redemptions of subordinated debentures                                         (177,499)                (110,653)
Net repayments on revolving lines of credit                                    (100,353)                    (495)
Principal payments on lease funding facility                                         --                   (2,091)
Principal payments under capital lease obligations                                 (236)                    (138)
Net repayments of other notes payable                                           (26,158)                      --
Financing costs incurred                                                         (1,561)                    (688)
Lease incentive receipts                                                          4,562                    2,123
Exercise of employee stock options                                                   --                       (2)
Exercise of non-employee stock options                                               --                       50
Grant of restricted stock option                                                     --                        9
Cash dividends paid on common stock                                                  --                     (699)
Cash dividends paid on preferred stock                                             (837)                      --
                                                                            -----------              -----------
Net cash provided by (used in) financing activities                            (170,258)                  24,393
                                                                            -----------              -----------

Net decrease in cash and cash equivalents                                       (16,100)                 (21,367)
Cash and cash equivalents at beginning of year                                   47,475                  108,599
                                                                            -----------              -----------
Cash and cash equivalents at end of period                                  $    31,375              $    87,232
                                                                            ===========              ===========

SUPPLEMENTAL DISCLOSURES:

Noncash transactions recorded in the acquisition of a mortgage broker business:
       Increase in warehouse lines and other notes payable                  $       475              $        --
       Increase in accounts payable and other accrued expenses              $       107              $        --
       Increase in other assets                                             $       582              $        --

Noncash transactions recorded for conversion of subordinated debentures into preferred stock and senior collateralized
   subordinated notes:
      Decrease in subordinated debentures                                   $   117,227              $        --
      Increase in senior collateralized subordinated notes                  $    55,420              $        --
      Increase in preferred stock                                           $        62              $        --
      Increase in additional paid-in capital                                $    61,745              $        --

Noncash transaction recorded for capitalized lease agreement:
      Increase in property and equipment                                    $        --              $    (1,020)
      Increase in warehouse lines and other notes payable                   $        --              $     1,020

Cash paid during the period for:
    Interest                                                                $    29,087              $    20,439
    Income taxes                                                            $       105              $       759

See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a financial services organization operating mainly in the eastern and central portions of the United States. Recent expansion has positioned the Company to increase its operations in the western portion of the United States, especially California. The Company originates, sells and services home equity loans through its principal direct and indirect subsidiaries. The Company also processes and purchases home equity loans from other financial institutions through the Bank Alliance Services program. The Company services business purpose loans which it had originated and sold in prior periods. To the extent the Company obtains a credit facility to fund business purpose loans, the Company may originate and sell business purpose loans in future periods.

The Company's loans primarily consist of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. However, the Company's business strategy adjustments include increasing loan origination by offering adjustable-rate loans. The Company's customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to its products and services. The Company originates loans through a combination of channels including a national processing center located at its centralized operating office in Philadelphia, Pennsylvania, and a small office in Roseland, New Jersey. The Company recently acquired a broker operation in West Hills, California and opened new broker offices in Edgewater, Maryland and Irvine, California. The Company's centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003, the Company also originated home equity loans through several direct retail branch offices. Effective June 30, 2003, the Company no longer originates home equity loans through direct retail branch offices. In addition, the Company offers subordinated debentures to the public, the proceeds of which are used for repayment of existing debt, loan originations, operations (including repurchases of delinquent assets from securitization trusts and funding loan overcollateralization requirements under the Company's credit facilities), investments in systems and technology and for general corporate purposes.

BUSINESS CONDITIONS

General. For its ongoing operations, the Company depends upon frequent financings, including the sale of unsecured subordinated debentures, borrowings under warehouse credit facilities or lines of credit and also on the sale of loans on a whole loan basis or through publicly underwritten or privately-placed securitizations. If the Company is unable to renew or obtain adequate funding on acceptable terms through its sale of subordinated debentures or under a warehouse credit facility, or other borrowings, the lack of adequate funds would adversely impact liquidity and reduce profitability or result in continued losses. If the Company is unable to sell or securitize its loans, its liquidity would be reduced and it may incur losses. To the extent that the Company is not successful in maintaining or replacing existing subordinated debentures and senior collateralized subordinated notes upon maturity, maintaining adequate warehouse credit facilities or lines of credit to fund increasing loan originations, or securitizing and selling its loans, it may have to limit future loan originations and further restructure its operations. Limiting loan originations or restructuring operations could impair the Company's ability to repay subordinated debentures and senior collateralized subordinated notes at maturity and may result in continued losses.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

The Company has historically experienced negative cash flow from operations since 1996 primarily because, in general, its business strategy of selling loans through securitizations has not generated cash flow immediately. However, during the nine months ended March 31, 2004, the Company experienced positive cash flow from operations of $162.5 million, primarily due to whole loan sales of loans it originated in prior periods that were carried on its balance sheet at June 30, 2003. The following table compares the principal amount of loans sold in whole loan sales during the nine months ended March 31, 2004, to the amount of loans originated during the same period (in thousands).

                                                                   Whole Loan           Loans
           Quarter Ended                                             Sales           Originated
           ------------------------------------------              ----------        -----------
           September 30, 2003                                      $  245,203        $  124,052
           December 31, 2003                                            7,975(a)        103,084
           March 31, 2004                                             228,629           241,449
                                                                   ----------        ----------
           Total for nine months ended March 31, 2004              $  481,807        $  468,585
                                                                   ==========        ==========

(a) During the quarter ended December 31, 2003, the Company completed a securitization of $173.5 million of mortgage loans.

For the nine months ended March 31, 2004, the Company recorded a net loss before dividends on preferred stock of $82.5 million. The loss primarily resulted from:
a) liquidity issues described below, which substantially reduced the Company's ability to originate loans and generate revenues during the first nine months of fiscal 2004, b) the Company's inability to complete securitizations of loans during the first and third quarters of fiscal 2004, c) operating expense levels which would support greater loan origination volume, and d) $37.8 million of pre-tax charges for valuation adjustments on its securitization assets. The valuation adjustments reflect the impact of higher than anticipated prepayments on securitized loans experienced during the first nine months of fiscal 2004 due to the continuing low interest rate environment. For the nine months ended March 31, 2004, the Company originated $468.6 million of loans, which represents a significant reduction as compared to $1.18 billion of loans originated in the same period of the prior fiscal year.

For the fiscal year ended June 30, 2003, the Company recorded a loss of $29.9 million. The loss in fiscal 2003 was primarily due to the Company's inability to complete a securitization of loans during the fourth quarter of fiscal 2003 and to $45.2 million of net pre-tax charges for net valuation adjustments recorded on securitization assets.

Short-term Liquidity. The Company's short-term liquidity has been negatively impacted by several events and issues, which have occurred beginning with the fourth quarter of fiscal 2003.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

Second, the Company's ability to borrow under credit facilities to finance new loan originations was limited for much of the first six months of fiscal 2004. Further advances under a non-committed portion of one of the Company's credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, no new advances took place under the non-committed portion. Additionally, on August 20, 2003, amendments to this credit facility eliminated the non-committed portion of this facility, reduced the committed portion to $50.0 million and accelerated the expiration date from November 2003 to September 30, 2003. Also, a $300.0 million mortgage conduit facility with a financial institution that enabled the Company to sell its loans into an off-balance sheet facility, expired pursuant to its terms on July 5, 2003. In addition, the Company was unable to borrow under a $25.0 million warehouse facility after September 30, 2003, and this facility expired on October 31, 2003.

Third, the Company's temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 further impaired its liquidity.

As a result of these liquidity issues, since June 30, 2003 the Company's loan origination volume was substantially reduced. From July 1, 2003 through March 31, 2004, the Company originated $468.6 million of loans, which represents a significant reduction as compared to originations of $1.18 billion of loans for the same period in fiscal 2003. The Company also experienced a loss in loan origination employees. As a result of the decrease in loan originations and liquidity issues described above, the Company incurred a loss for the first three quarters of fiscal 2004 and depending on the Company's ability to recognize gains on its future securitizations, it anticipates incurring losses at least through the first quarter of fiscal 2005.

The combination of the Company's current cash position and expected sources of operating cash in the fourth quarter of fiscal 2004 may not be sufficient to cover its operating cash requirements. On March 31, 2004, the Company had unrestricted cash of approximately $16.2 million and up to $364.4 million available under its new credit facilities. Advances under these new credit facilities can only be used to fund loan originations and not for any other purposes. The Company anticipates that depending upon the size of its future quarterly securitizations, it will need to increase loan originations to approximately $700.0 million to $800.0 million per quarter to return to profitable operations. For the quarter ended March 31, 2004, the Company originated $241.4 million of loans.

The Company's short-term plan to achieve these levels of loan originations includes replacing the loan origination employees lost and creating an expanded broker initiative. The broker initiative involves significantly increasing the use of loan brokers to increase loan volume and obtaining additional resources in the form of senior officers to manage the broker program. In December 2003, the Company hired an experienced industry professional who manages the wholesale business and acquired a broker operation with 35 employees located in California. In February 2004, the Company hired a second experienced industry professional to start up a broker operation on the west coast. In March 2004, the Company opened a mortgage broker office in Maryland and hired three experienced senior managers and a loan origination staff of 40. In addition, the Company hired 12 mortgage broker account executives to expand its broker presence in the eastern, southern and mid-western areas of the U.S.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

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

For the next six to twelve months the Company expects to augment its sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures will be used to fund overcollateralization requirements in connection with loan originations and fund the Company's operating losses. Under the terms of the Company's credit facilities, these credit facilities will advance 75% to 97% of the value of loans the Company originates. As a result of this limitation, the Company must fund the difference between the loan value and the advances, referred to as the overcollateralization requirement, from the Company's operating cash. The Company can provide no assurances that it will be able to continue issuing subordinated debentures. In the event the Company is unable to offer additional subordinated debentures for any reason, it has developed a contingent financial restructuring plan. This plan is described later in this note.

In light of the losses during the quarters ended September 30, 2003, December 31, 2003 and March 31, 2004, the Company requested and obtained waivers for its non-compliance with financial covenants in its credit facility agreements and servicing agreements. See Notes 5 and 7 for more detail.

Remedial Actions to Address Short-term Liquidity. The Company undertook specific remedial actions to address short-term liquidity concerns including selling loans on a whole loan basis, securing new credit and warehouse facilities, refinancing an off-balance sheet mortgage conduit facility, mailing an Offer to Exchange to holders of the Company's subordinated debentures and suspending the payment of quarterly dividends on its common stock.

The Company entered into an agreement with an investment bank on June 30, 2003 to sell up to $700.0 million of mortgage loans, entered into a forward sale agreement in March 2004 for $300.0 million of mortgage loans, and it solicited bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through March 31, 2004, the Company sold approximately $729.8 million of loans (which includes $222.3 million of loans sold by the expired mortgage conduit facility) through whole loan sales. After the Company recognized its inability to securitize its loans in the fourth quarter of fiscal 2003, it adjusted its business strategy to emphasize, among other things, more whole loan sales. The Company intends to continue to evaluate both public and privately placed securitization transactions, subject to market conditions.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

On September 22, 2003, the Company entered into definitive agreements with a financial institution for a new $200.0 million credit facility for the purpose of funding loan originations. On October 14, 2003, the Company entered into definitive agreements with a warehouse lender for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. See
Note 7 for information regarding the terms of these facilities. Although the Company obtained these two new credit facilities totaling $450.0 million, it may only use the proceeds of advances under these credit facilities to fund loan originations and not for any other purpose. Consequently, the Company will have to generate cash to fund the balance of its business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures.

On October 16, 2003, the Company refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility, which expired pursuant to its terms in July 2003. The Company also refinanced an additional $133.5 million of mortgage loans in the new conduit facility. These loans were previously held in other expired warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities which previously held these loans, along with loans fully funded with company cash, resulted in the receipt of $17.0 million in cash. On October 31, 2003, the Company completed a privately placed securitization, with servicing released, of the $173.5 million of loans that had been transferred to this conduit facility. The terms of this conduit facility provided for the termination upon the disposition of these loans.

On December 1, 2003, the Company mailed an Offer to Exchange (the "Exchange Offer") to holders of its subordinated debentures issued prior to April 1, 2003 ("eligible debentures"). The Exchange Offer permitted holders of eligible debentures to exchange their eligible debentures for 10% Series A convertible preferred stock ("Series A Preferred Stock") of the Company or for an equal combination of Series A Preferred Stock and senior collateralized subordinated notes of the Company. In the first closing of the Exchange Offer held December 31, 2003, the Company exchanged $73.6 million of eligible debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, the Company also extended the expiration date of the Exchange Offer to February 6, 2004. As a result of the second closing of the Exchange Offer on February 6, 2004, the Company exchanged an additional $43.6 million of eligible subordinated debentures for 22.7 million shares of Series A Preferred Stock and $20.9 million of senior collateralized subordinated notes.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

Subordinated Debentures and Senior Collateralized Subordinated Notes. At March 31, 2004 there were approximately $303.4 million of subordinated debentures and $12.5 million of senior collateralized subordinated notes, maturing within twelve months. The Company obtains the funds to repay the subordinated debentures and senior collateralized subordinated notes at their maturities by securitizing loans, selling loans on a whole loan basis and selling additional subordinated debentures. Cash flow from operations, the sale of subordinated debentures and lines of credit fund the Company's cash needs. The Company expects these sources of funds to be sufficient to meet its cash needs. The Company could, in the future, generate cash flows by securitizing, selling, or borrowing against its interest-only strips and selling servicing rights generated in past securitizations, although the Company's ability to utilize the interest-only strips in this fashion could be restricted in whole or in part by the terms of the Company's $250.0 million warehouse credit facility and senior collateralized subordinated notes, both of which are collateralized by the interest-only strips at the present time. See Note 4 for more detail.

The Company can provide no assurances that it will be able to continue issuing subordinated debentures. In the event the Company is unable to offer additional subordinated debentures for any reason, the Company has developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on the Company's current cash flow projections, the Company anticipates being able to make all scheduled subordinated debenture maturities and vendor payments.

The contingent financial restructuring plan is based on actions that the Company would take, in addition to those indicated in its adjusted business strategy, to reduce its operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, obtaining working capital funding and scaling back less profitable businesses. No assurance can be given that the Company will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay subordinated debentures when due.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of ABFS and its subsidiaries (all of which are wholly owned). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

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

STOCK OPTIONS

The Company has stock option plans that provide for the periodic granting of options to key employees, non-employee directors and other designated individuals. These plans have been approved by the Company's shareholders. Options are generally granted to key employees at the market price of the Company's stock on the date of grant and expire five to ten years from date of grant. Options either fully vest when granted or over periods of up to five years.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS (CONTINUED)

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     MARCH 31,                             MARCH 31,
                                           --------------------------            -------------------------
                                              2004               2003                2004            2003
                                           ---------            -----            ---------         -------
Net income (loss), as reported             $ (33,182)           $ 221            $ (84,272)        $ 4,153
Stock based compensation costs, net of
   tax effects determined under fair
   value method for all awards                   214(a)            64(a)               403(a)          (52)
                                           ---------            -----            ---------         -------
Pro forma                                  $ (32,968)           $ 285            $ (83,869)        $ 4,101
                                           =========            =====            =========         =======
Earnings (loss) per share - basic
    As reported                            $  (10.53)           $0.07            $  (27.79)        $  1.43
    Pro forma                              $  (10.53)           $0.10            $  (27.79)        $  1.41

Earnings (loss) per share - diluted
    As reported                            $  (10.53)           $0.06            $  (27.79)        $  1.36
    Pro forma                              $  (10.53)           $0.09            $  (27.79)        $  1.35

(a) The pro forma adjustments for stock option costs are favorable to net income (loss) because the value of stock options forfeited during these periods exceeded the value of stock options vesting during these periods.

RESTRICTED CASH BALANCES

The Company held restricted cash balances of $8.1 million at March 31, 2004 primarily collateralizing a letter of credit facility, $6.6 million and $11.0 million related to borrower escrow accounts at March 31, 2004 and June 30, 2003, respectively, and $0.5 million and $6.0 million related to deposits for future settlement of derivative financial instruments at March 31, 2004 and June 30, 2003, respectively.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

3. LOAN AND LEASE RECEIVABLES

Loan and lease receivables - available for sale were comprised of the following (in thousands):

                                                                    MARCH 31,     JUNE 30,
                                                                     2004          2003
                                                                   ---------    -----------
  Real estate secured loans (a) (b)                                $ 123,794    $   270,096
  Leases, net of unearned income of $550 at June 30, 2003 (c)             --          4,154
                                                                   ---------    -----------
                                                                     123,794        274,250
  Less: allowance for credit losses on loan and lease
          receivables available for sale                               2,276          2,848
                                                                   ---------    -----------
                                                                   $ 121,518    $   271,402
                                                                   =========    ===========

(a) Includes deferred direct loan origination costs of $1.2 million and $6.8 million at March 31, 2004 and June 30, 2003, respectively.
(b) Includes $2.1 million at March 31, 2004 for the adjustment to fair value for $48.3 million of loans committed for sale under a forward sale agreement entered into in March 2004. See Note 11.
(c) Includes deferred direct lease origination costs of $28 thousand at June 30, 2003. On January 22, 2004, the Company sold the lease portfolio balance as of December 31, 2003.

Real estate secured loans have contractual maturities of up to 30 years.

At March 31, 2004 and June 30, 2003, the accrual of interest income was suspended on real estate secured loans of $5.7 million and $5.4 million, respectively. The allowance for loan losses includes reserves established for expected losses on these loans in the amount of $1.9 million and $1.4 million at March 31, 2004 and June 30, 2003, respectively.

Average balances of non-accrual loans were $8.1 million for the nine months ended March 31, 2004 and $8.6 million for the 2003 fiscal year.

Substantially all leases are direct finance-type leases whereby the lessee has the right to purchase the leased equipment at the lease expiration for a nominal amount.

Effective December 31, 1999, the Company de-emphasized and subsequent to that date, discontinued the equipment leasing origination business, but continued to service the remaining portfolio of leases. On January 22, 2004, the Company executed an agreement to sell its interests in the remaining lease portfolio. The terms of the agreement included a cash sale price of approximately $4.8 million in exchange for the Company's lease portfolio balance as of December 31, 2003. The Company received cash from this sale in January 2004.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

3. LOAN AND LEASE RECEIVABLES (CONTINUED)

Loan and lease receivables - Interest and fees are comprised mainly of accrued interest and fees on loans and leases that are less than 90 days delinquent. Fee receivables include, among other types of fees, forbearance, deferment, tax and insurance advances. Under deferment and forbearance arrangements, the Company makes advances to a securitization trust on behalf of a borrower in amounts equal to the delinquent principal and interest and may pay fees, including taxes, insurance and other fees on behalf of the borrower. As a result of these arrangements the Company resets the contractual status of a loan in its managed portfolio from delinquent to current based upon the borrower's resumption of making their loan payments. These amounts are carried at their estimated net recoverable value.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

4. INTEREST-ONLY STRIPS

The activity for interest-only strip receivables for the nine months ended March 31, 2004 and 2003 were as follows (in thousands):

                                                                            March 31,
                                                                -------------------------------
                                                                   2004                 2003
                                                                ----------           ----------
Balance at beginning of period                                  $  598,278           $  512,611
Initial recognition of interest-only strips                         25,523              141,511
Cash flow from interest-only strips                               (133,587)            (109,849)
Required purchases of additional overcollateralization              21,826               53,496
Interest accretion                                                  30,942               34,361
Termination of lease securitization (a)                             (1,759)              (1,741)
Adjustment for obligation to repurchase loans                        2,485                2,158
Net temporary adjustments to fair value (b)                        (14,651)               6,128
Other than temporary fair value adjustment (b)                     (32,348)             (28,784)
                                                                ----------           ----------
Balance at end of period                                        $  496,709           $  609,891
                                                                ==========           ==========

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

Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At March 31, 2004 and 2003, the fair value of overcollateralization related cash flows were $239.6 million and $290.6 million, respectively.

The Company's interest-only strips collateralize certain obligations under its $250.0 million credit facility with a warehouse lender. These obligations include an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations for fees payable under this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $56.2 million.

Interest-only strips also secure the Company's senior collateralized subordinated notes. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes. At March 31, 2004, the Company's interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes, totaled $438.5 million, of which approximately $83.1 million represented 150% of the outstanding principal balance of the senior collateralized subordinated notes. See Note 7 for more detail on the senior collateralized subordinated notes.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

4. INTEREST-ONLY STRIPS (CONTINUED)

Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, the Company's prepayment rates, as well as those throughout the mortgage industry, remained at higher than expected levels due to continuing low interest rates during this period. As a result, over the last ten quarters the Company has recorded cumulative pre-tax write downs to its interest-only strips in the aggregate amount of $151.1 million and pre-tax adjustments to the value of servicing rights of $10.8 million, for total adjustments of $161.9 million, mainly due to the higher than expected prepayment experience. Of this amount, $105.1 million was expensed through the income statement and $56.8 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

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

The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities, which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. The Company had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, the Company had utilized derivative financial instruments to manage interest rate risk exposure on its loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of the Company's quarterly revaluation of its interest-only strips and servicing rights, and its own prepayment experience, the Company believes prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of March 15, 2004 that mortgage refinancings as a percentage share of total mortgage originations will decline from 51% in the first quarter of calendar 2004 to 30% in the first quarter of calendar 2005. The Mortgage Bankers Association of America has also projected in its March 2004 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase slightly over the next three quarters. As a result of the Company's analysis of these factors, it has increased its prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to historical levels. However, the Company cannot predict with certainty what its prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value its securitization assets and its actual experience may have a significant adverse impact on the value of these assets.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

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

FISCAL YEAR 2004
---------------                                        INCOME          OTHER
                                           TOTAL      STATEMENT    COMPREHENSIVE
          QUARTER ENDED                 WRITE DOWN     IMPACT      INCOME IMPACT
----------------------------------      ----------    ---------    -------------
September 30, 2003                       $  16,658    $ 10,795       $  5,863
December 31, 2003                           14,724      11,968          2,756
March 31, 2004                              23,191      15,085          8,106
                                         ---------    --------       --------
Total Fiscal 2004                        $  54,573    $ 37,848       $ 16,725
                                         =========    ========       ========


FISCAL YEAR 2003
----------------                                       INCOME          OTHER
                                           TOTAL      STATEMENT    COMPREHENSIVE
          QUARTER ENDED                 WRITE DOWN     IMPACT      INCOME IMPACT
----------------------------------      ----------    ---------    -------------
September 30, 2002                       $  16,739    $ 12,078       $  4,661
December 31, 2002                           16,346      10,568          5,778
March 31, 2003                              16,877      10,657          6,220
June 30, 2003                               13,293      11,879          1,414
                                         ---------    --------       --------
Total Fiscal 2003                        $  63,255    $ 45,182       $ 18,073
                                         =========    ========       ========


FISCAL YEAR 2002
----------------                                       INCOME          OTHER
                                           TOTAL      STATEMENT    COMPREHENSIVE
          QUARTER ENDED                 WRITE DOWN     IMPACT      INCOME IMPACT
----------------------------------      ----------    ---------    -------------
December 31, 2001                        $  11,322    $  4,462       $  6,860
March 31, 2002                              15,513       8,691          6,822
June 30, 2002                               17,244       8,900          8,344
                                         ---------    --------       --------
Total Fiscal 2002                        $  44,079    $ 22,053       $ 22,026
                                         =========    ========       ========


Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

During the nine months ended March 31, 2004, the Company recorded gross pre-tax valuation adjustments on its securitization assets primarily related to prepayment experience of $63.0 million, of which $43.1 million was charged to the income statement and $19.9 million was charged to other comprehensive income. The valuation adjustment on interest-only strips for the nine months ended March 31, 2004 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.3 million offset the portion of the adjustment expensed through the income statement and $3.1 million offset the portion of the adjustment charged to other comprehensive income. The breakout of the total adjustments in the nine months ended March 31, 2004 between interest-only strips and servicing rights was as follows:

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

4. INTEREST-ONLY STRIPS (CONTINUED)

         o The Company recorded gross pre-tax valuation adjustments on its interest only-strips of $57.5 million, of which $37.6 million was charged to the income statement and $19.9 million was charged to other comprehensive income. The gross valuation adjustment primarily reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first nine months of fiscal 2004 due to the continuing low interest rate environment. The valuation adjustment on interest-only strips for the nine months ended March 31, 2004 was partially offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.3 million offset the portion of the adjustment expensed through the income statement and $3.1 million offset the portion of the adjustment charged to other comprehensive income. The discount rate was reduced to 10% on December 31, 2003 from 11% on September 30, 2003 and June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates.
         o The Company recorded total pre-tax valuation adjustments on its servicing rights of $5.5 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first nine months of fiscal 2004 due to the continuing low interest rate environment.

5. SERVICING RIGHTS

Activity for the servicing rights asset for the nine months ended March 31, 2004 and 2003 were as follows (in thousands):

                                                          March 31,
                                                  -----------------------
                                                     2004          2003
                                                  ---------     ---------
   Balance at beginning of year                   $ 119,291     $ 125,288
   Initial recognition of servicing rights                -        42,171
   Amortization                                     (30,967)      (30,015)
   Write down                                        (5,501)       (4,519)
                                                  ---------     ---------
   Balance at end of period                       $  82,823     $ 132,925
                                                  =========     =========

Servicing rights are valued quarterly by the Company based on the current estimated fair value of the servicing asset. A review for impairment is performed by stratifying the serviced loans based on loan type, which is considered to be the predominant risk characteristic due to their different prepayment characteristics and fee structures. During the first nine months of fiscal 2004, the Company recorded total pre-tax valuation adjustments on its servicing rights of $5.5 million, which was charged to the income statement.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

5. SERVICING RIGHTS (CONTINUED)

In 22 of the 26 securitizations serviced by the Company, servicing rights can be terminated by financial insurers representing bondholders or certificate holders (collectively, "bond insurers") under certain circumstances, such as the Company's failure to make required servicer payments, defined changes of control, reaching specified loss levels on underlying mortgage pools or other events constituting a breach, including, in some cases, financial covenants of the pooling and servicing and sale and servicing agreements (collectively, "servicing agreements"). In the remaining four securitizations, the Company's servicing rights can be terminated by the trustee under similar circumstances. In the case of certain of the servicing agreements, the associated bond insurers have the additional ability to terminate servicing rights in their sole discretion at the end of a servicing term.

As a result of the Company's non-compliance at September 30, 2003 with the net worth covenant in several of its servicing agreements with two bond insurers, the Company requested and obtained waivers of the non-compliance from the two bond insurers. In connection with a waiver of the net worth covenant granted by one bond insurer for the remaining term of the related servicing agreements, the servicing agreements with that bond insurer were amended to provide for 120-day term-to-term servicing. The second bond insurer waived the Company's non-compliance with net worth requirements and amended the related servicing agreements principally to provide for 30-day term-to-term servicing. The Company is currently operating under a waiver of the net worth requirement granted by this second bond insurer and has been re-appointed as servicer under the amended servicing agreements with both of these bond insurers for all relevant periods since the execution of the amended servicing agreements.

A third bond insurer, as a condition to its participation in the Company's October 2003 securitization, required that the Company amend a servicing agreement related to a previous securitization in which the bond insurer had participated as bond insurer. The resulting amendment to this servicing agreement provided, among other things, for a specifically designated back-up servicer and for 90-day term-to-term servicing. On April 30, 2004 this amended servicing agreement was further amended principally to provide for 30-day term-to-term servicing and for the Company's reappointment as servicer for an initial 30-day term.

On March 5, 2004, the Company entered into agreements with its fourth bond insurer, which amended the servicing agreements related to all securitizations insured by this bond insurer. These amendments principally provided for a specifically designated back-up servicer. The original provisions of these servicing agreements providing for 3-month term-to-term servicing were not altered by these amendments.

As a result of the foregoing amendments to our servicing agreements, all of the Company's servicing agreements associated with bond insurers now provide for term-to-term servicing.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

6. OTHER ASSETS AND OTHER LIABILITIES

Other assets were comprised of the following (in thousands):

                                                                      MARCH 31,          JUNE 30,
                                                                        2004               2003
                                                                      --------           --------
             Goodwill                                                 $ 15,703           $ 15,121
             Financing costs, debt offerings                             3,535              3,984
             Real estate owned                                           2,508              4,776
             Due from securitization trusts for
                servicing related activities                               924              1,344
             Investments held to maturity                                  848                881
             Other                                                       5,060              4,346
                                                                      --------           --------
                                                                      $ 28,578           $ 30,452
                                                                      ========           ========

Other liabilities were comprised of the following (in thousands):

                                                                      MARCH 31,          JUNE 30,
                                                                        2004               2003
                                                                      --------           --------
           Obligation for repurchase of securitized loans             $ 42,778           $ 27,954
           Commitments to fund closed loans                             21,942             35,187
           Unearned lease incentives                                    13,115              9,465
           Escrow deposits held                                          6,576             10,988
           Deferred rent incentive                                       3,741                  -
           Trading liabilities, at fair value                                2                334
           Hedging liabilities, at fair value                                1              6,335
           Periodic advance guarantee                                      670                650
           Other                                                         1,111              1,077
                                                                      --------           --------
                                                                      $ 89,936           $ 91,990
                                                                      ========           ========

See Note 3 for an explanation of the obligation for the repurchase of securitized loans.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

7. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE

Subordinated debentures were comprised of the following (in thousands):

                                                                      MARCH 31,           JUNE 30,
                                                                        2004                2003
                                                                      --------           ---------
Subordinated debentures (a)                                          $ 572,568           $ 702,423
Subordinated debentures - money market notes (b)                        13,229              17,117
                                                                     ---------           ---------
Total subordinated debentures                                        $ 585,797           $ 719,540
                                                                     =========           =========

Senior collateralized subordinated notes were comprised of the following (in thousands):

                                                                      MARCH 31,          JUNE 30,
                                                                        2004               2003
                                                                      --------           --------
Senior collateralized subordinated notes (c)                          $ 55,420           $     --
                                                                      ========           ========

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                      MARCH 31,           JUNE 30,
                                                                        2004                2003
                                                                      --------           ---------
Warehouse revolving line of credit (d)                                $ 25,675           $      --
Warehouse revolving line of credit (e)                                  59,923                  --
Warehouse and operating revolving line of credit (f)                        --              30,182
Warehouse revolving line of credit (g)                                      --             136,098
Warehouse revolving line of credit (h)                                      --              19,671
Capitalized leases (i)                                                     571                 807
Convertible promissory note (j)                                            475                  --
Bank overdraft (k)                                                          --              26,158
                                                                      --------           ---------
Total warehouse lines and other notes payable                         $ 86,644           $ 212,916
                                                                      ========           =========

(a) Subordinated debentures due April 2004 through April 2014, interest rates ranging from 3.75% to 13.00%; average rate at March 31, 2004 was 9.61%, average remaining maturity was 15.7 months, subordinated to all of the Company's senior indebtedness. The average rate on subordinated debentures including money market notes was 9.40% at March 31, 2004.
(b) Subordinated debentures - money market notes due upon demand, interest rate at 4.85%; subordinated to all of the Company's senior indebtedness.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

7. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

(c) Senior collateralized subordinated notes due April 2004 through April 2014, interest rates ranging from 5.40% to 13.10%; average rate at March 31, 2004 was 9.86%, average remaining maturity was 22.0 months. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes issued in the Exchange Offer plus priority lien obligations secured by the interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by the Company on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind the Company's senior indebtedness and all of the Company's other existing and future senior debt and behind the existing and future debt of the Company's subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by the Company and other unsecured debt. Senior collateralized subordinated notes were issued in connection with the December 1, 2003 Exchange Offer. At March 31, 2004, the Company's interest in the cash flows from the interest-only strips held in the trust which secure the senior collateralized subordinated notes totaled $438.5 million, of which $83.1 million represents 150% of the outstanding principal balance of the senior collateralized subordinated notes at March 31, 2004.
(d) $200.0 million warehouse revolving line of credit with JPMorgan Chase Bank entered into on September 22, 2003 and expiring September 2004. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans.
(e) $250.0 million warehouse revolving line of credit with Chrysalis Warehouse Funding, LLC, entered into on October 14, 2003 and expiring October 2006. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans and certain interest-only strips. Interest-only strips secure obligations in an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $56.2 million.
(f) Originally a $50.0 million warehouse and operating revolving line of credit with JPMorgan Chase Bank, collateralized by certain pledged loans, advances to securitization trusts, real estate owned and certain interest-only strips, which was replaced for warehouse lending purposes by the $200.0 million facility on September 22, 2003. Pursuant to an amendment, this facility remained in place as an $8.0 million letter of credit facility to secure lease obligations for corporate office space, until it expired in December 2003. In December 2003, the Company was issued a stand alone letter of credit for $8.0 million collateralized by cash.
(g) Originally a $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of this facility was continuously committed for the term of the facility while the remaining $100.0 million of the facility was available at Credit Suisse's discretion. Subsequent to June 30, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to September 30, 2003. The expiration date was subsequently extended to October 17, 2003, but no new advances were permitted under this facility subsequent to September 30, 2003. This facility was paid down in full on October 16, 2003. The interest rate on the facility was based on one-month LIBOR plus a margin. Advances under this facility were collateralized by pledged loans.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

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

At March 31, 2004, warehouse lines and other notes payable were collateralized by $90.9 million of loan receivables and $1.0 million of computer equipment.

Until its expiration, the Company also had available a $300.0 million mortgage conduit facility. This facility expired pursuant to its terms on July 5, 2003. The facility provided for the sale of loans into an off-balance sheet facility with UBS Principal Finance, LLC, an affiliate of UBS Warburg. This facility was paid down in full on October 16, 2003.

On October 16, 2003, the Company refinanced through another mortgage warehouse conduit facility $40.0 million of loans that were previously held in the off-balance sheet mortgage conduit facility described above. The Company also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities, which previously held these loans, along with loans fully funded with Company cash resulted in the Company's receipt of $17.0 million in cash. On October 31, 2003, the Company completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provide that it will terminate upon the disposition of the loans held by it.

Interest rates paid on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 2.00% to LIBOR plus 2.50%. The weighted-average interest rate paid on the revolving credit facilities was 3.44% and 2.24% at March 31, 2004 and June 30, 2003, respectively.

Principal payments on subordinated debentures, senior collateralized subordinated notes, warehouse lines and other notes payable for the next five years are as follows (in thousands): twelve month period ending March 31, 2005 - $415,072; 2006 - $188,865; 2007 - $87,191; 2008 - $12,113; and, 2009 - $6,229.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

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

COVENANTS UNDER CURRENT CREDIT FACILITIES. On September 22, 2003, the Company entered into definitive agreements with JP Morgan Chase Bank for a new $200.0 million credit facility for the purpose of funding its loan originations. Pursuant to the terms of this facility, the Company is required to, among other things: (i) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (ii) apply 60% of its net cash flow from operations each quarter to reduce the outstanding amount of subordinated debentures commencing with the quarter ending March 31, 2004; (iii) as of the end of any month, commencing January 31, 2004, the aggregate outstanding balance of subordinated debentures must be less than the aggregate outstanding balance as of the end of the prior month; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans, which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to the Company's financial condition. These provisions require, among other things, the Company's maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans we service for others) at the end of each fiscal quarter of less than 12.0%, its subordinated debentures not to exceed $705.0 million at any time, and its ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

7. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

On October 14, 2003, the Company entered into definitive agreements with Chrysalis Warehouse Funding, LLC. for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. The $250.0 million facility has a term of three years with an interest rate on amounts outstanding equal to the one-month LIBOR plus a margin and the yield maintenance fees (as defined in the agreements). The Company also agreed to pay fees of $8.9 million upon closing and approximately $10.3 million annually plus a non-usage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. Advances under this facility are collateralized by specified pledged loans and additional credit support was created by granting a security interest in substantially all of the Company's interest-only strips and residual interests which the Company contributed to a special purpose entity organized by it to facilitate this transaction.

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

WAIVERS AND AMENDMENTS OF FINANCIAL COVENANTS. As a result of the loss experienced during fiscal 2003, the Company was not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of its principal credit facilities existing at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million). The Company obtained waivers from these covenant provisions from both lenders. Commencing August 21, 2003, the lender under the $50.0 million warehouse credit facility (which had been amended in December 2002 to add a letter of credit facility) granted the Company a series of waivers for its non-compliance with a financial covenant in that credit facility through November 30, 2003 and on September 22, 2003, in connection with the creation of the new $200.0 million credit facility on the same date, reduced this facility to an $8.0 million letter of credit facility, which secured the lease on the Company's principal executive office. This letter of credit facility expired according to its terms on December 22, 2003, but the underlying letter of credit was renewed for a one year term on December 18, 2003. The Company also entered into an amendment to the $200.0 million credit facility which provided for the waiver of its non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. The Company entered into subsequent amendments to this credit facility, which extended the expiration date until October 17, 2003. This facility was paid down in full on October 16, 2003 and expired on October 17, 2003.

In addition, in light of the losses during the first, second and third quarters of fiscal 2004, the Company requested and obtained waivers or amendments to several credit facilities to address its non-compliance with certain financial covenants.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

7. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

The terms of the Company's new $200.0 million credit facility, as amended, required, among other things, that our registration statement registering $295.0 million of subordinated debentures be declared effective by the SEC no later than October 31, 2003, that we obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003, and that we have a minimum net worth of $28.0 million at September 30, 2003, $25.0 million at October 31, 2003 and November 30, 2003, $30.0 million at December 31, 2003 and $32.0 million at March 31, 2004.

The lender under the new $200.0 million facility agreed to extend the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. The Company's registration statement was declared effective on November 7, 2003.

The lender on the new $200.0 million credit facility agreed to extend the date by which the Company was required to close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. The Company subsequently obtained an additional waiver from this lender, which extended this required closing date for obtaining the additional credit facility to October 14, 2003 (this condition was satisfied by the closing of the $250.0 million facility described above). Prior to the closing of the second credit facility, our borrowing capacity on the new $200.0 million facility was limited to $80.0 million.

This lender also waived the minimum net worth requirements at September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003 and March 31, 2004
under the $200.0 million credit facility.

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

SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES

Under a registration statement declared effective by the SEC on November 7, 2003, the Company registered $295.0 million of subordinated debentures. Of the $295.0 million, $181.7 million of debt from this registration statement was available for future issuance as of March 31, 2004.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

7. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

On December 1, 2003, the Company mailed an Exchange Offer to holders of eligible debentures. Holders of such eligible debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of the Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the eligible debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for eligible debentures tendered with maturities of less than 12 months, while eligible debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months. All other senior collateralized subordinated notes issued in the Exchange Offer have maturities equal to the eligible debentures tendered. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the principal balance of the senior collateralized subordinated notes issued in the Exchange Offer plus priority lien obligations secured by the interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the principal balance of the senior collateralized subordinated notes issued in the Exchange Offer, as determined by the Company on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind the Company's senior indebtedness and all of the Company's other existing and future senior debt and behind the existing and future debt of our subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by the Company and other unsecured debt. At March 31, 2004, the Company's interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes, totaled $438.5 million, of which $83.1 million represented 150% of the principal balance of the senior collateralized subordinated notes outstanding at March 31, 2004.

Pursuant to the terms of the Exchange Offer, in the first closing of the Exchange Offer on December 31, 2003, the Company exchanged $73.6 million of outstanding subordinated debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, the Company also extended the expiration date of the Exchange Offer to February 6, 2004. As a result of the second closing of the Exchange Offer on February 6, 2004, the Company exchanged an additional $43.6 million of eligible debentures for 22.7 million shares of Series A Preferred Stock and $20.9 million of senior collateralized subordinated notes.

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

                                 MARCH 31, 2004

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

FACILITY FEES

The Company paid commitment fees and non-usage fees on warehouse lines and operating lines of credit of $2.6 million and $21.5 million in the three and nine months ended March 31, 2004 and $0.4 million during the fiscal year ended June 30, 2003.

8. STOCKHOLDERS' EQUITY

EXCHANGE OFFER

On December 1, 2003, the Company mailed an exchange offer to holders of eligible debentures. Holders of such eligible debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. See Note 7 for a description of the terms of the senior collateralized subordinated notes.

Pursuant to the terms of the exchange offer, in the first closing of the exchange offer on December 31, 2003, the Company exchanged $73.6 million of outstanding subordinated debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, the Company also extended the expiration date of the Exchange Offer to February 6, 2004. As a result of the second closing of the exchange offer on February 6, 2004, the Company exchanged an additional $43.6 million of eligible subordinated debentures for 22.7 million shares of Series A Preferred Stock and $20.9 million of senior collateralized subordinated notes.

TERMS OF THE SERIES A PREFERRED STOCK

General. The Series A Preferred Stock has a par value of $.001 per share and may be redeemed at the Company's option at a price equal to the liquidation value plus accrued and unpaid dividends after the second anniversary of the issuance date.

Liquidation Preference. Upon any voluntary or involuntary liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the date of liquidation. Based on the shares of Series A Preferred Stock outstanding on March 31, 2004, the liquidation value equals $61.8 million.

Dividend Payments. Monthly dividend payments will be $0.008334 per share of Series A Preferred Stock (equivalent to $0.10 per share annually or 10% annually of the liquidation value). Payment of dividends on the Series A Preferred Stock is subject to compliance with applicable Delaware state law. Based on the shares of Series A Preferred Stock outstanding on March 31, 2004, the annual dividend requirement equals $6.2 million.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

8. STOCKHOLDERS' EQUITY (CONTINUED)

TERMS OF THE SERIES A PREFERRED STOCK (CONTINUED)

Conversion into Shares of Common Stock. On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A Preferred Stock), each share of the Series A Preferred Stock is convertible at the option of the holder into a number of shares of the Company's common stock determined by dividing: (A) $1.00 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A Preferred Stock has become convertible due to a failure to pay dividends), $1.20 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date but on or after the second anniversary of the issuance date) or $1.30 plus an amount equal to accrued but unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date) by (B) the market value of a share of the Company's common stock (which figure shall not be less than $5.00 per share regardless of the actual market value on the conversion date). Based on the $5.00 per share market value floor and if each share of Series A Preferred Stock issued in the first exchange offer converted on the anniversary dates listed below, the number of shares of the Company's common stock which would be issued upon conversion follows (shares in thousands):

                                                                 Convertible
                                              Number of         into Number of
                                              Preferred             Common
                                               Shares               Shares
                                              ---------         --------------
      Second anniversary date                  61,807               14,834
      Third anniversary date                   61,807               16,070

As described above, the conversion ratio of the Series A Preferred Stock increases during the first three years after its issuance, which provides the holders of the Series A Preferred Stock with a discount on the shares of common stock that will be issued upon conversion. This discount, which is referred to as a beneficial conversion feature, was valued at $5.3 million. The value of the beneficial conversion feature equals the excess of the intrinsic value of the shares of common stock that will be issued upon conversion of the Series A Preferred Stock, over the value of the Series A Preferred Stock on the date it was issued. The $5.3 million will be amortized to the income statement over the three-year period that the holders of the Series A Preferred Stock earn the discount as additional non-cash dividends on the Series A Preferred Stock.

RESTRICTED SHARES GRANTED

The Company entered into an employment agreement dated December 24, 2003 with an experienced industry professional who directs the wholesale business for the Company. The employment agreement provided for this executive to receive an award of 200,000 restricted shares of the Company's common stock. The vesting of these restricted shares is subject to the executive achieving performance targets for the wholesale business. The restricted shares were issued from the Company's treasury stock with an average cost of $12.69 per share. The market price of the Company's common stock on March 31, 2004 was $3.80 per common share and was used to record unearned compensation on the restricted shares. Unearned compensation will be adjusted as the Company's common stock price changes and will be expensed over the vesting period of the restricted stock.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

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

Additionally, court decisions in litigation to which we are not a party may also affect our lending activities and could subject us to litigation in the future. For example, in Glukowsky v. Equity One, Inc., (Docket No. A-3202 - 01T3), dated April 24, 2003, to which we are not a party, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. Although this New Jersey decision is on appeal to the New Jersey Supreme Court which could overrule the decision, the Company is currently evaluating its impact on the Company's future lending activities in the State of New Jersey and results of operations. The Company expects that, as a result of the publicity surrounding "predatory lending" practices and this recent New Jersey court decision regarding the Parity Act, it may be subject to other class action suits in the future.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

9. LEGAL PROCEEDINGS (CONTINUED)

On January 21, 2004, January 28, 2004, February 12, 2004 and February 18, 2004, four purported class action lawsuits were filed against the Company and its director and Chief Executive Officer, Anthony Santilli, and its Chief Financial Officer, Albert Mandia, in the United States District Court for the Eastern District of Pennsylvania. The first two suits and the fourth suit also name former director, Richard Kaufman, as a defendant. The complaints are captioned:
Weisinger v. American Business Financial Services, Inc. et al, Civil Action No. 04-265; Ruane v. American Business Financial Services, Inc. et al, Civil Action No. 04-400, Operative Plasterers' and Cement Masons' International Employees' Trust Fund v. American Business Financial Services, Inc. et al, Civil Action No. 04-617, and Vieni v. American Business Financial Services, Inc. et al, Civil Action No. 04-687. The lawsuits were brought by purchasers of the Company's common stock who were seeking to represent a class of all purchasers of its common stock for a proposed class period January 27, 2000 through June 25, 2003 with respect to the first two suits and fourth suit filed. A proposed class period for the third suit is January 27, 2000 through June 12, 2003. As of May 3, 2004, no motions for class certification have been filed.

The first two and fourth lawsuits allege that, among other things, the Company and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. These three lawsuits allege that, among other things, during the applicable class period, the Company's forbearance and foreclosure practices enabled it to, among other things, allegedly inflate its financial results. These three lawsuits appear to relate to the same subject matter as the Form 8-K we filed on June 13, 2003 disclosing a subpoena from the Civil Division of the U.S. Attorney's Office into the Company's forbearance and foreclosure practices. The U.S. Attorney's inquiry was subsequently concluded in December 2003. These three lawsuits seek unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

The third lawsuit alleges that the defendants issued false and misleading financial statements in violation of GAAP, the Exchange Act and SEC rules by entering into forbearance agreements with borrowers, understating default and foreclosure rates and failing to properly adjust prepayment assumptions to hide the impact on net income. This lawsuit seeks unspecified damages, interest, costs and expenses of the litigation, and injunctive or other relief.

As of May 3, 2004, the four cases were consolidated, and two competing motions for appointment of lead plaintiff were pending before the court.

On March 15, 2004, a shareholder derivative action was filed against the Company, as a nominal defendant, and its director and Chief Executive Officer, Anthony Santilli, its Chief Financial Officer, Albert Mandia, its directors, Messrs. Becker, DeLuca and Sussman, and its former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The complaint is captioned: Osterbauer v. Santilli et al, Civil Action No. 04-1105. The lawsuit was brought nominally on behalf of the Company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the anticipated consolidated amended complaint filed in the putative securities class actions.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

9. LEGAL PROCEEDINGS (CONTINUED)

Procedurally, these lawsuits are in a very preliminary stage. The Company believes that it has several defenses to the claims raised by these lawsuits and intends to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside the Company's control, it is currently unable to predict the ultimate outcome of this litigation or its impact on the Company's financial position or results of operations.

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

The lease requires the Company to maintain a letter of credit in favor of the landlord to secure the Company's obligations to the landlord throughout the term of the lease. The amount of the letter of credit is currently $8.0 million. The stand alone letter of credit is currently issued by JPMorgan Chase.

The Company continues to lease some office space in Bala Cynwyd under a five-year lease expiring in November 2004 at an annual rental of approximately $0.7 million. The Company performs its loan servicing and collection activities at this office, but expects to relocate these activities to its Philadelphia office by the end of fiscal 2004.

The Company leases the office space in Roseland, New Jersey and the nine-year lease expires in January 2012. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million. The expenses and cash outlay related to the relocation were not material to the Company's operations.

In connection with the acquisition of the California mortgage broker operation in December 2003, the Company assumed the obligations under a lease for approximately 3,700 square feet of space in West Hills, California. The remaining term of the lease is 2 1/2 years, expiring September 30, 2006 at an annual rental of approximately $0.1 million.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

10. COMMITMENTS (CONTINUED)

LEASE AGREEMENTS (CONTINUED)


In connection with the opening of the Irvine, California mortgage broker operation, the Company entered into a sublease on March 4, 2004 for approximately 6,400 square feet of space. The term of the sublease is 1 2/3 years and expires November 30, 2005. The terms of the sublease require average minimum annual rental payments of $0.1 million.

In connection with the opening of the Maryland mortgage broker operation, the Company entered into a sublease on March 15, 2004 for approximately 10,300 square feet of space in Edgewater, Maryland. The term of the sublease is 3 years and expires March 15, 2007. The terms of the sublease require increased payments annually for the term of the lease with average minimum annual rental payments of $0.2 million.

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

The Company adopted FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" on a prospective basis for guarantees that are issued or modified after December 31, 2002. Based on the requirements of this guidance, the Company is carrying on its balance sheet a $0.7 million liability for its obligations to the ABFS 2003-1 securitization trust which was created in March 2003. This liability represents its estimate of the fair value of periodic interest advances that the Company as servicer of the securitized loans, is obligated to pay to the trust on behalf of delinquent loans. The fair value of the liability was estimated based on an analysis of historical periodic interest advances and recoveries from securitization trusts.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

11. DERIVATIVE FINANCIAL INSTRUMENTS

HEDGING ACTIVITY

A primary market risk exposure that the Company faces is interest rate risk. Interest rate risk occurs due to potential changes in interest rates between the date fixed rate loans are originated and the date of securitization. The Company may, from time to time, utilize hedging strategies to mitigate the effect of changes in interest rates between the date loans are originated and the date the fixed rate pass-through certificates to be issued by a securitization trust are priced or the date the terms and pricing for a whole loan sale are fixed.

The Company recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three and nine-month periods ended March 31, 2004 and 2003. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              MARCH 31,                  MARCH 31,
                                                       -------------------------   ----------------------
                                                          2004          2003         2004        2003
                                                       -----------   -----------   ----------  ----------
        Offset by losses and gains recorded on
            securitizations:
        Gains (losses) on derivative financial
            instruments                                  $    -      $ (2,071)     $     -     $ (3,806)

        Offset by losses and gains recorded on the
            fair value of hedged items:
        Gains (losses) on derivative financial
            instruments                                  (1,066)          (16)      (1,714)      (3,070)

        Amount settled in cash - received (paid)           (927)       (2,619)      (1,619)      (5,041)

In March 2004, the Company entered into a forward sale agreement providing for the sale of $300.0 million of home equity mortgage loans and business purpose loans at a price of 104.4%. In the month of March 2004, the Company sold $224.0 million of loans under this commitment, recognizing gains of $7.1 million. At March 31, 2004, the Company recorded a gain of $2.1 million on $48.3 million of loans carried on its balance sheet, which are committed for sale under this forward sale commitment in April 2004.

At March 31, 2004 and 2003, outstanding forward sale commitments, Eurodollar futures contracts and forward starting interest rate swap contracts accounted for as hedges and the related unrealized gains (losses) recorded as assets (liabilities) on the balance sheet for these derivative financial instruments were as follows (in thousands):

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

11. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                                          MARCH 31,
                                                --------------------------------------------------------------
                                                            2004                             2003
                                                -----------------------------    -----------------------------
                                                  Notional       Unrealized       Notional       Unrealized
                                                   Amount          (Loss)          Amount          (Loss)
                                                -------------   -------------    ------------   --------------
    Forward loan sale commitments                 $ 76,032         $   --         $    --          $    --
    Eurodollar futures contracts                    50,000           (100)             --               --
    Forward starting interest rate swaps                --             --          47,497           (2,809)

TRADING ACTIVITY

The Company recorded the following gains and losses on forward starting interest rate swap contracts classified as trading for the three and nine-month periods ended March 31, 2004 and 2003 (in thousands):

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                      ------------------------------    --------------------------
                                                          2004             2003            2004           2003
                                                      -------------    -------------    -----------    -----------
      Trading Gains/(Losses) on forward starting
        interest rate swaps:
      Related to loan pipeline                          $   --           $  (784)         $    --      $  (3,708)
      Related to whole loan sales                           --                --            5,097             --
      Amount settled in cash - (paid)                       --                --           (1,212)        (2,671)

At March 31, 2004, there were no outstanding derivative financial instruments accounted for as trading activity, which were utilized to manage interest rate risk on loans in our pipeline or expected to be sold in whole loan sale transactions. At March 31, 2003, outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans in the Company's pipeline and associated unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                               Notional       Unrealized
                                                Amount          (Loss)
                                               --------       ----------

    Forward starting interest rate swaps       $72,503         $  (22)

The Company has an interest rate swap contract, which is not designated as an accounting hedge, designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. Unrealized gains and losses on the interest rate swap contract are due to changes in the interest rate swap yield curve during the periods the contract is in place. Net gains and losses on this interest rate swap contract include the amount of cash settlement with the contract counter party each period. Net gains and losses on this interest rate swap contract for the three and nine-month periods ended March 31, 2004 and 2003 were as follows (in thousands):

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

11. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                      ------------------------------    --------------------------
                                                          2004             2003            2004           2003
                                                      -------------    -------------    -----------    -----------
       Unrealized gain (loss) on interest rate
          swap contract                                  $  47            $ 215           $ 333         $  (80)
       Cash interest received (paid) on
          interest rate swap contract                      (48)            (277)           (305)          (817)
                                                         ------           ------          ------        -------
       Net gain (loss) on interest rate swap
          contract                                       $  (1)           $ (62)          $  28         $ (897)
                                                         ======           ======          ======        =======

This interest rate swap contract matures in April 2004. Terms of the interest rate swap contract at March 31, 2004 were as follows (dollars in thousands):

      Notional amount                                 $       1,372
      Rate received - Floating (a)                             1.20%
      Rate paid - Fixed                                        2.89%
      Maturity date                                      April 2004
      Unrealized loss                                 $           1
      Sensitivity to 0.1% change in interest rates               (b)

      -----------
      (a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.
      (b) Not meaningful.

12. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

Following is a reconciliation of the Company's basic and diluted earnings per share calculations (in thousands, except per share data):

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          MARCH 31,                        MARCH 31,
                                                  ---------------------------      --------------------------
                                                     2004            2003             2004           2003
                                                  ------------    -----------      ------------    ----------
EARNINGS
(a) Net Income                                     $ (33,182)       $  221         $ (84,272)       $  4,153
                                                   =========        ======         =========        ========
AVERAGE COMMON SHARES
(b) Average common shares outstanding                  3,182         2,941             3,033           2,909
    Average potentially dilutive shares                   (i)          162               (ii)            134
                                                   ---------        ------         ---------        --------
(c) Average common and potentially
    dilutive shares                                    3,182         3,103             3,033           3,043
                                                   =========        ======         =========        ========
EARNINGS PER COMMON SHARE
Basic (a/b)                                        $  (10.53)       $ 0.07         $  (27.79)       $   1.43
Diluted (a/c)                                      $  (10.53)       $ 0.06         $  (27.79)       $   1.36

(i)   233 shares anti-dilutive for the period
(ii)  116 shares anti-dilutive for the period

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

13. SEGMENT INFORMATION

The Company has three operating segments: Loan Origination, Servicing and Treasury and Funding.

The Loan Origination segment originates home equity loans typically to credit-impaired borrowers and loans secured by one-to-four family residential real estate, and business purpose loans secured by real estate and other business assets.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

13. SEGMENT INFORMATION (CONTINUED)

                                                      TREASURY
NINE MONTHS ENDED                        LOAN           AND                                 RECONCILING
MARCH 31, 2004:                       ORIGINATION     FUNDING     SERVICING     ALL OTHER      ITEMS      CONSOLIDATED
                                      -----------     -------     ---------     ---------   -----------   ------------
EXTERNAL REVENUES:
   Gain on sale of loans:
     Securitizations                   $  15,107     $       -    $       -     $       -    $        -    $  15,107
     Whole loan sales                     10,207             -            -             -             -       10,207
   Interest income                         8,570            19          369        30,959             -       39,917
   Non-interest income                     2,668             -       35,269             -       (30,932)       7,005
INTER-SEGMENT REVENUES                         -        48,355            -        27,863       (76,218)           -
OPERATING EXPENSES:
   Interest expense                       17,596        47,888         (891)       34,131       (48,355)      50,369
   Non-interest expense                   55,788         6,234       27,991        21,566             -      111,579
   Depreciation and amortization           1,727            48          638         3,125             -        5,538
   Securitization assets
       valuation adjustments                   -             -            -        37,848             -       37,848
INTER-SEGMENT EXPENSE                     58,795             -            -             -       (58,795)           -
INCOME TAX EXPENSE (BENEFIT)             (36,995)       (2,202)       3,002       (14,382)            -      (50,577)
                                       ---------     ---------    ---------     ---------    ----------    ---------
INCOME (LOSS) BEFORE DIVIDENDS ON
  PREFERRED STOCK                      $ (60,359)    $  (3,594)   $   4,898     $ (23,466)   $        -    $ (82,521)
                                       =========     =========    =========     =========    ==========    =========
SEGMENT ASSETS                         $ 191,017     $ 254,530    $  71,722     $ 512,316    $ (131,366)   $ 898,219
                                       =========     =========    =========     =========    ==========    =========


                                                      TREASURY
NINE MONTHS ENDED                        LOAN           AND                                 RECONCILING
MARCH 31, 2003:                       ORIGINATION     FUNDING     SERVICING     ALL OTHER      ITEMS      CONSOLIDATED
                                      -----------     -------     ---------     ---------   -----------   ------------
EXTERNAL REVENUES:
   Gain on sale of loans:
     Securitizations                   $ 170,394     $       -    $       -     $       -    $        -    $ 170,394
     Whole loan sales                         29             -            -             -             -           29
   Interest income                         5,930           322          590        34,361             -       41,203
   Non-interest income                     6,140             3       33,031             -       (29,949)       9,225
INTER-SEGMENT REVENUES                         -        56,681            -        57,673      (114,354)           -
OPERATING EXPENSES:
   Interest expense                       17,263        50,025         (247)       40,697       (56,681)      51,057
   Non-interest expense                   37,621         7,068       30,221        49,087             -      123,997
   Depreciation and amortization           2,467            84          885         2,250             -        5,686
   Securitization assets
       valuation adjustment                    -             -            -        33,303             -       33,303
INTER-SEGMENT EXPENSE                     87,622             -            -             -       (87,622)           -
INCOME TAX EXPENSE (BENEFIT)              14,633           (67)       1,077       (12,988)            -        2,655
                                       ---------     ---------    ---------     ---------    ----------    ---------
INCOME (LOSS) BEFORE DIVIDENDS ON
  PREFERRED STOCK                      $  22,887     $    (104)   $   1,685     $ (20,315)   $        -    $   4,153
                                       =========     =========    =========     =========    ==========    =========
SEGMENT ASSETS                         $ 100,636     $ 192,470    $ 126,763     $ 647,729    $  (94,659)   $ 972,939
                                       =========     =========    =========     =========    ==========    =========

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

OVERVIEW

         GENERAL. We are a financial services organization operating mainly in the eastern and central portions of the United States. Recent expansion has positioned us to increase our operations in the western portion of the United States, especially California. (See "-- Business Strategy Adjustments" for details of our acquisition of a broker operation located in California.) Through our principal direct and indirect subsidiaries, we originate, sell and service home equity loans. We also process and purchase home equity loans through our Bank Alliance Services program. Additionally, we service business purpose loans, which we had originated and sold in prior periods. Certain business purpose loans originated by us in prior periods are held for sale. To the extent we obtain a credit facility to fund business purpose loans, we may originate and sell business purpose loans in future periods.

         Our loans primarily consist of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. However, our business strategy adjustments include increasing loan originations by offering adjustable-rate loans. Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. We originate loans through a combination of channels including a national processing center located at our centralized operating office in Philadelphia, Pennsylvania, and a small office in Roseland, New Jersey. We also recently acquired a broker operation in West Hills, California and opened new broker offices in Edgewater, Maryland and Irvine, California. Our centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003 we also originated home equity loans through several direct retail branch offices. Effective June 30, 2003, we no longer originate loans through direct retail branch offices. Our loan servicing and collection activities are performed at our Bala Cynwyd, Pennsylvania office, but we expect to relocate these activities to our Philadelphia office by the end of fiscal 2004. In addition, we offer subordinated debentures to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations (including repurchases of delinquent assets from securitization trusts and funding our loan overcollateralization requirements under our credit facilities), investments in systems and technology and for general corporate purposes.

         Our loan origination volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer spending and debt levels, real estate values and employment rates. Additionally, our loan originations are affected by competitive conditions and regulatory influences.

         Our principal revenues are derived from gains on the sale of loans in either securitizations or whole loan sales, interest accretion on our interest-only strips, interest income earned on loans while they are carried on our balance sheet and income from servicing loans.

         Our principal expenses include interest expense incurred on our subordinated debentures and senior collateralized subordinated notes, interest expense incurred to fund loans while they are carried on our balance sheet, the provision for losses recognized on loans carried on our balance sheet and loans repurchased from securitization trusts, employee related costs, marketing costs, costs to service and collect loans and other administrative expenses.

         Our critical success factors include our ability to originate loans, our ability to sell loans into securitizations or on a whole loan basis, our ability to maintain credit and warehouse facilities to fund loan originations, and our ability to raise capital through the sale of subordinated debentures.

         THE FIRST EXCHANGE OFFER. On December 1, 2003, we mailed an Offer to Exchange, referred to as the first exchange offer in this document, to holders of our subordinated debentures issued prior to April 1, 2003. Holders of such subordinated debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of 10% Series A convertible preferred stock, referred to as Series A Preferred Stock in this document; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the subordinated debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for subordinated debentures tendered with maturities of less than 12 months, while subordinated debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months. All other senior collateralized subordinated notes issued in the exchange have maturities equal to the subordinated debentures tendered. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of our subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes issued in this exchange offer plus priority lien obligations secured by the interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by us on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind our senior indebtedness and all of our other existing and future senior debt and behind the existing and future debt of our subsidiaries and equally in right of payment with the deficiency portion of the senior collateralized subordinated notes, and any future subordinated debentures issued by us and other unsecured debt. At March 31, 2004, our interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes totaled $438.5 million, of which approximately $83.1 million represented 150% of the outstanding principal balance of the senior collateralized subordinated notes.

         Pursuant to the terms of the first exchange offer, in the first closing on December 31, 2003, we exchanged $73.6 million of outstanding subordinated debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, we also extended the expiration date of the first exchange offer to February 6, 2004. As a result of the second closing on February 6, 2004, we exchanged an additional $43.6 million of eligible subordinated debentures for 22.7 million shares of Series A Preferred Stock and $20.9 million of senior collateralized subordinated notes.

         THE SECOND EXCHANGE OFFER. In May 2004, we plan to mail a second exchange offer to holders of our subordinated debentures issued prior to November 1, 2003. Holders of such subordinated debentures will have the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of Series A preferred stock; and/or (ii) dollar-for-dollar for shares of Series A preferred stock. Senior collateralized subordinated notes issued in the second exchange offer will have interest rates equal to 10 basis points above the subordinated debentures tendered. For senior collateralized subordinated notes issued in exchange for subordinated debentures with maturities of 36 months or less, maturity dates will be the remaining maturity date of the subordinated debenture tendered, while subordinated debentures with maturities greater than 36 months will be exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months, at the option of the holders. The senior collateralized subordinated notes issued in the second exchange offer will be secured by a security interest in certain cash flows originating from interest-only strips of our subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the principal balance of senior collateralized subordinated notes outstanding plus priority lien obligations secured by the interest-only strips and/or the cash flow from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the principal balance of the senior collateralized subordinated notes outstanding, as determined by us on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes outstanding is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes outstanding will rank junior in right of payment behind our senior indebtedness and all of our other existing and future senior debt and debt of our subsidiaries and equally in right of payment with the deficiency portion of the senior collateralized subordinated notes to be issued in this exchange offer, subordinated debentures issued by us and other unsecured debt.

         We are making the second exchange offer to increase our stockholders' equity and to reduce the amount of our outstanding debt. An increase in the stockholders' equity and a reduction in the outstanding debt will assist us in:

         o achieving compliance with the financial covenants contained in our credit facilities and certain of our servicing agreements;

         o complying with the continued listing standards contained in the NASDAQ Marketplace Rules which include a requirement to maintain stockholders' equity of at least $10.0 million; and

         o enhancing our ability to implement our adjusted business strategy and to obtain additional financing to fund our ongoing operations, including securitization opportunities, to the extent they arise.

         CURRENT FINANCIAL POSITION AND FUTURE LIQUIDITY ISSUES. On March 31, 2004, we had cash of approximately $31.4 million (including unrestricted cash of $16.2 million) and up to $364.4 million available under our new credit facilities described below. We can only use advances under these new credit facilities to fund loan originations and not for any other purposes. The combination of our current cash position and expected sources of operating cash over the fourth quarter of fiscal 2004 may not be sufficient to cover our operating cash requirements.

         For the next six to twelve months, we intend to augment our sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures will be used to fund overcollateralization requirements in connection with our loan originations and fund our operating losses. Under the terms of our credit facilities, our credit facilities will advance us 75% to 97% of the value of loans we originate. As a result of this limitation, we must fund the difference between the loan value and the advances, which we refer to as the overcollateralization requirement, from our operating cash. We can provide no assurances that we will be able to continue issuing subordinated debentures. In the event that we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan. See "-- Business Strategy Adjustments" for a discussion of this plan.

         Several events and issues have negatively impacted our short-term liquidity and contributed to our losses for fiscal 2003 and the first nine months of fiscal 2004, including our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 and the first and third quarters of fiscal 2004 and our inability to draw down upon and the expiration of several credit facilities. In addition, our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 further impaired our liquidity.

         We incurred operating losses of $29.9 million and $82.5 million for the fiscal year ended June 30, 2003 and the first nine months of fiscal 2004, respectively. In addition, depending on our ability to recognize gains on our future securitizations, we anticipate incurring operating losses at least through the first quarter of fiscal 2005.

         For the third quarter of fiscal 2004, we recorded a net loss before dividends on preferred stock of $31.4 million. The loss primarily resulted from liquidity issues we have experienced since the fourth quarter of fiscal 2003, which substantially reduced our loan origination volume and our ability to generate revenues, our inability to complete a securitization during the third quarter, and a net $15.1 million pre-tax valuation adjustment on our securitization assets which was charged to the income statement. Additionally, operating expense levels that would support greater loan origination volume also contributed to the loss for the third quarter of fiscal 2004.

         During the nine months ended March 31, 2004, we recorded gross pre-tax valuation adjustments on our securitization assets primarily related to prepayment experience of $63.0 million, of which $43.1 million was charged to the income statement and $19.9 million was charged to other comprehensive income. The valuation adjustment on interest-only strips for the nine months ended March 31, 2004 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.3 million offset the portion of the adjustment expensed through the income statement and $3.1 million offset the portion of the adjustment charged to other comprehensive income.

         As a result of these liquidity issues, since June 30, 2003, our loan origination volume was substantially reduced. From July 1, 2003 through March 31, 2004, we originated $468.6 million of loans which represents a significant reduction as compared to originations of $1.18 billion of loans for the same period in fiscal 2003. As a result of our inability to originate loans at previous levels, the relationships our subsidiaries have or were developing with their brokers were adversely impacted and we also lost a significant number of our loan origination employees. We anticipate that depending upon the size of our future quarterly securitizations, if any, we will need to increase our loan originations to approximately $700.0 million to $800.0 million per quarter to return to profitable operations. Our short-term plan to achieve these levels of loan originations includes replacing the loan origination employees we lost since June 30, 2003 and building an expanded broker initiative described under " -- Business Strategy." Beyond the short-term, we expect to increase originations through the application of the business strategy adjustments discussed below. Our ability to achieve those levels of loan originations could be hampered by our failure to implement our short-term plans and funding limitations expected during the start up of our new credit facilities. For a detailed discussion of our losses, capital resources and commitments, see "-- Liquidity and Capital Resources."

         At March 31, 2004, we had total indebtedness of approximately $727.9 million, comprised of amounts outstanding under our credit facilities, senior collateralized subordinated notes, capitalized leases and subordinated debentures. The following table compares our secured and senior debt obligations and unsecured subordinated debenture obligations at March 31, 2004 to assets which are available to repay those obligations (in thousands):

                                                      SECURED AND               UNSECURED
                                                      SENIOR DEBT              SUBORDINATED           TOTAL
                                                      OBLIGATIONS               DEBENTURES         DEBT/ASSETS
                                                      -----------              ------------        -----------
     Outstanding debt obligations (a)(f)......        $ 142,064   (b)           $ 585,797           $ 727,861
                                                      =========                 =========           =========

     Assets available to repay debt:
         Cash.................................        $       -                 $  16,178           $  16,178  (c)
         Loans................................           90,887   (d)              30,631             121,518
         Interest-only strips (f).............          167,409   (a)(b)          329,300             496,709  (e)
         Servicing rights.....................                -                    82,823              82,823  (e)
                                                      ---------                 ---------           --------
         Total assets available...............        $ 258,296                 $ 458,932           $ 717,228
                                                      =========                 =========           =========

(a) Includes the impact of the exchange of $117.2 million of subordinated debentures (unsecured subordinated debentures) for $55.4 million of senior collateralized subordinated notes (secured and senior debt obligations) and
    61.8 million shares of Series A Preferred Stock in the December 31, 2003 and February 6, 2004 closings of the first exchange offer. At March 31, 2004, our interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes totaled $438.5 million, of which $83.1 million represents 150% of the principal balance of the senior collateralized subordinated notes outstanding at March 31, 2004. For presentation purposes, $83.1 million is included in the column entitled "secured and senior debt obligations" in the table above.
(b) Security interests under the terms of the $250.0 million credit facility are included in this table. This $250.0 million credit facility is secured by loans when funded under this facility. In addition, interest-only strips secure obligations in an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $56.2 million. This amount is included as an allocation of our interest-only strips to the secured and senior debt obligations column.
(c) The amount of cash reflected in this table excludes restricted cash balances of $15.2 million at March 31, 2004.
(d) Reflects the amount of loans specifically pledged as collateral against our advances under our credit facilities.
(e) Reflects the fair value of our interest-only strips and servicing rights at March 31, 2004.
(f) The effects on this table of every $1,000,000 of existing subordinated debentures that is exchanged in the second exchange offer for a combination of $500,000 of senior collateralized subordinated notes and 500,000 shares of Series A preferred stock would be as follows for "Outstanding debt obligations": the column entitled "unsecured subordinated debentures" would decrease by $1,000,000; the column entitled "secured and senior debt obligations" would increase by $500,000. The effect for "Interest-only strips" would be as follows: the column entitled "unsecured subordinated debentures" would decrease by $750,000; the column entitled "secured and senior debt obligations" would increase by $750,000.

         REMEDIAL STEPS TAKEN TO ADDRESS LIQUIDITY ISSUES. Since June 30, 2003, we undertook specific remedial actions to address short-term liquidity concerns including selling loans on a whole loan basis, securing new credit and warehouse facilities, refinancing an off-balance sheet mortgage conduit facility, mailing the first exchange offer to holders of our subordinated debentures and suspending the payment of quarterly dividends on our common stock.

         We entered into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, entered into a forward sale agreement in March 2004 for $300.0 million of mortgage loans and solicited bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through March 31, 2004, we sold approximately $729.8 million (which includes $222.3 million of loans sold by the expired mortgage conduit facility described under "-- Liquidity and Capital Resources -- Credit Facilities") of loans through whole loan sales.

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

         On October 16, 2003, we refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility which expired pursuant to its terms in July 2003. We also refinanced an additional $133.5 million of mortgage loans in the new conduit facility which were previously held in other warehouse facilities, including the amended $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities, which previously held these loans, along with loans fully funded with our cash resulted in our receipt of $17.0 million in cash. On October 31, 2003, we completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. Under the terms of this conduit facility it terminated upon the disposition of the loans held by it.

         On December 1, 2003, we mailed the first exchange offer to holders of our subordinated debentures issued prior to April 1, 2003. See " -- The First Exchange Offer." In May 2004, we intend to mail a second exchange offer, to holders of our subordinated debentures issued prior to November 1, 2003.
See "-- The Second Exchange Offer."

         On January 22, 2004, we executed an agreement to sell our interests in the remaining lease portfolio. The terms of the agreement included a cash sale price of approximately $4.8 million in exchange for our lease portfolio balance as of December 31, 2003. Additionally, we continued to service the portfolio until the February 20, 2004 servicing transfer date under the agreement. We received cash from this sale in January 2004.

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

         BUSINESS STRATEGY ADJUSTMENTS. Our adjusted business strategy focuses on shifting from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. This shift will be more pronounced as our loan origination levels increase. Short-term, we have replaced certain of the loan origination employees we lost since June 30, 2003 and developed our expanded broker initiative in order to increase loan originations. On December 24, 2003, we hired an experienced industry professional who manages the wholesale business and acquired a broker operation that operates primarily on the west coast of the United States. The operation acquired has 35 employees located in California and is expected to contribute to our loan origination volume from our broker channel, especially in the state of California. Assets acquired in this transaction, mostly fixed assets, were not material. The purchase price was comprised of issuing a $475 thousand convertible non-negotiable promissory note to the sellers and assuming $107 thousand of liabilities. In addition, in February 2004, we hired a second experienced industry professional to start up a broker operation on the west coast. In March 2004, we opened a mortgage broker office in Maryland and hired three experienced senior managers and a loan origination staff of 40. In addition, we hired 12 mortgage broker account executives to expand our broker presence in the eastern, southern and mid-western areas of the U.S. Beyond the short-term, we expect to increase loan originations through the application of adjustments to our business strategy. See " -- Business Strategy" for information regarding adjustments to our business strategy.

         If we fail to generate sufficient liquidity through the sales of our loans, the sale of our subordinated debentures, the maintenance of new credit facilities or a combination of the foregoing, we will have to restrict loan originations and make additional changes to our business strategy, including restricting or restructuring our operations which could reduce our profitability or result in losses and impair our ability to repay the subordinated debentures. In addition, we have historically experienced negative cash flow from operations. To the extent we fail to successfully implement our adjusted business strategy, which requires access to capital to originate loans and our ability to profitably sell these loans, we would continue to experience negative cash flows from operations, which would impair our ability to repay our subordinated debentures and may require us to restructure our operations

         In addition to the adjustments to our business strategy described above, in the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debenture maturities and vendor payments.

         The contingent financial restructuring plan is based on actions that we would take, in addition to those indicated in our adjusted business strategy, to reduce our operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, obtaining working capital funding and scaling back less profitable businesses. No assurance can be given that we will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay the subordinated debentures when due.

         CREDIT FACILITIES, SERVICING AGREEMENTS AND WAIVERS RELATED TO FINANCIAL COVENANTS. As a result of the losses experienced in fiscal 2003 and the first nine months of fiscal 2004, we failed to comply with the terms of certain of the financial covenants in our credit facilities. We requested and obtained waivers from our lenders, as necessary, for our non-compliance with financial covenants as of June 30, 2003, September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003 and March 31, 2004. See "-- Liquidity and Capital Resources -- Credit Facilities" and "-- Liquidity and Capital Resources -- Waivers and Amendments of Financial Covenants" for more detail.

         In addition, as a result of our non-compliance at September 30, 2003 with the net worth covenant in several of our pooling and servicing and sale and servicing agreements (collectively, "servicing agreements"), we requested and obtained waivers of the non-compliance from the two financial insurers representing bondholders or certificateholders under separate servicing agreements (collectively, "bond insurers"). In connection with the granting of these waivers, these two bond insurers required amendments to their associated servicing agreements providing for term-to-term servicing, which the associated bond insurer may fail to renew in its sole discretion. Two other bond insurers also required us to amend the servicing agreements with respect to which each serves as bond insurer to provide, in the case of one bond insurer, for term-to-term servicing and a designated back-up servicer, and in the case of the other bond insurer, for a designated back-up servicer.

         As a result of these amendments to our servicing agreements, all of our servicing agreements associated with the bond insurers now provide for term-to-term servicing with provisions for reappointment that vary among the agreements. See "-- Liquidity and Capital Resources."

         Because we anticipate incurring losses through at least the first quarter of fiscal 2005, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers as a result of our non-compliance with financial covenants. We cannot assure you as to whether or in what form we will obtain these waivers.

         DELINQUENCIES; FORBEARANCE AND DEFERMENT ARRANGEMENTS. We experienced an increase in the total delinquencies in our total managed portfolio to $243.9 million at March 31, 2004 from $229.1 million at June 30, 2003 and $170.8 million at June 30, 2002. The managed portfolio includes loans held as available for sale on our balance sheet and loans serviced for others. Total delinquencies (loans and leases, excluding real estate owned, with payments past due for more than 30 days) as a percentage of the total managed portfolio were 11.12% at March 31, 2004 compared to 6.27% at June 30, 2003 and 5.57% at June 30, 2002.

         As the managed portfolio continues to season and if our economy continues to lag, the delinquency rate may continue to increase, which could negatively impact our ability to sell or securitize loans and reduce our profitability and the funds available to repay our subordinated debentures. Continuing low market interest rates could continue to encourage borrowers to refinance their loans and increase the levels of loan prepayments we experience which would negatively impact our delinquency rate.

         Delinquencies in our total managed portfolio do not include $229.4 million of previously delinquent loans at March 31, 2004, which are subject to deferment and forbearance arrangements. Generally, a loan remains current after we enter into a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of the delinquent payments advanced or fees paid by us on borrower's behalf as part of the deferment or forbearance arrangement) and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, we will generally declare the account in default, reflect it as a delinquent loan in our delinquency statistics and resume collection actions.

         During the final six months of fiscal 2003 and the first six months of fiscal 2004, we experienced a pronounced increase in the number of borrowers under deferment arrangements than in prior periods. There was approximately $197.7 million and $229.4 million of cumulative unpaid principal balance of loans under deferment and forbearance arrangements at June 30, 2003 and March 31, 2004, respectively, as compared to approximately $138.7 million of cumulative unpaid principal balance at June 30, 2002. Total cumulative unpaid principal balances under deferment or forbearance arrangements as a percentage of the total managed portfolio were 5.41% at June 30, 2003 and 10.46% at March 31, 2004 compared to 4.52% at June 30, 2002. Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At March 31, 2004, there was $49.6 million of cumulative unpaid principal balance under deferment arrangements and $55.1 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more. See "-- Total Portfolio Quality -- Deferment and Forbearance Arrangements."

         CLASS ACTIONS AND DERIVATIVE ACTION LAWSUITS. On January 21, 2004, January 28, 2004, February 12, 2004 and February 18, 2004, four purported class action lawsuits were filed against us and our director and Chief Executive Officer, Anthony Santilli, and our Chief Financial Officer, Albert Mandia, in the United States District Court for the Eastern District of Pennsylvania. The first two suits and the fourth suit also name former director, Richard Kaufman, as a defendant. The complaints are captioned: Weisinger v. American Business Financial Services, Inc. et al, Civil Action No. 04-265; Ruane v. American Business Financial Services, Inc. et al, Civil Action No. 04-400, Operative Plasterers' and Cement Masons' International Employees' Trust Fund v. American Business Financial Services, Inc. et al, Civil Action No. 04-617, and Vieni v. American Business Financial Services, Inc. et al, Civil Action No. 04-687. The lawsuits were brought by purchasers of our common stock who were seeking to represent a class of all purchasers of our common stock for a proposed class period January 27, 2000 through June 25, 2003 with respect to the first two suits and fourth suit filed. A proposed class period for the third suit is January 27, 2000 through June 12, 2003. As of May 3, 2004, no motions for class certification have been filed.

         The first two and fourth lawsuits allege that, among other things, we and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. These three lawsuits allege that, among other things, during the applicable class period, our forbearance and foreclosure practices enabled us to, among other things, allegedly inflate our financial results. These three lawsuits appear to relate to the same subject matter as the Form 8-K we filed on June 13, 2003 disclosing a subpoena from the Civil Division of the U.S. Attorney's Office into our forbearance and foreclosure practices. The U.S. Attorney's inquiry was subsequently concluded in December 2003. These three lawsuits seek unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         The third lawsuit alleges that the defendants issued false and misleading financial statements in violation of GAAP, the Exchange Act and SEC rules by entering into forbearance agreements with borrowers, understating default and foreclosure rates and failing to properly adjust prepayment assumptions to hide the impact on net income. This lawsuit seeks unspecified damages, interest, costs and expenses of the litigation, and injunctive or other relief.

         As of May 3, 2004, the four cases were consolidated, and two competing motions for appointment of lead plaintiff were pending before the court.

         On March 15, 2004, a shareholder derivative action was filed against us, as a nominal defendant, and our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, our directors, Messrs. Becker, DeLuca and Sussman, and our former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The complaint is captioned: Osterbauer v. Santilli et al, Civil Action No. 04-1105. The lawsuit was brought nominally on behalf of the Company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the anticipated consolidated amended complaint filed in the putative securities class actions.

         Procedurally, these lawsuits are in a very preliminary stage. We believe that we have several defenses to the claims raised by these lawsuits and intend to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations.

         LISTING ON THE AMERICAN STOCK EXCHANGE AND THE NASDAQ STOCK MARKET. We have applied to list our common stock on the American Stock Exchange, referred to as AMEX in this document, and our application is under review by the AMEX staff. We believe we meet all of the requirements for listing on AMEX. However, we cannot assure you that we will be able to list our common stock for trading on AMEX.

         On April 1, 2004, we received a notice from the NASDAQ Stock Market that we were not in compliance with the requirement for continued listing of our common stock on the NASDAQ National Market System on the basis that we have not met the requirement that the minimum market value of our publicly held shares equal at least $5.0 million. Our non-compliance with this requirement is the result of recent declines in the price of our common stock which we believe is partially the result of an extremely large short position in our stock and manipulation aimed at depressing the bid price utilized to calculate this requirement. Under NASDAQ rules, we have 90 days, or until June 28, 2004, to become compliant with this requirement for a period of 10 consecutive trading days. If we do not meet this requirement, our common stock will not continue to be listed on the NASDAQ National Market System and we may elect to have our stock traded on the NASDAQ SmallCap Market. If we are unable to maintain our listing on the NASDAQ National Market or list our common stock on AMEX or another permitted exchange, the value of our common stock and our ability to continue to sell subordinated debentures would be negatively impacted by making the process of complying with the state securities laws more difficult, costly and time consuming. As a result, we may be unable to continue to sell subordinated debentures in certain states, which would have a material adverse effect on our liquidity and our ability to repay maturing debt when due.

BUSINESS STRATEGY

         Our adjusted business strategy focuses on a shift from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. In addition, over the next three to six months, we intend to continue replacing the loan origination employees we lost during the first six months of fiscal 2004 and build on our expanded broker initiative in order to increase loan originations.

         Our broker initiative involves significantly increasing the use of loan brokers to increase loan volume and retaining additional resources in the form of senior officers to manage the broker program. We have made progress in this initiative. In December 2003, we hired an experienced industry professional who manages our wholesale business and acquired a broker operation with 35 employees located in California. In February 2004, we hired a second experienced industry professional to start up a broker operation on the west coast. In March 2004, we opened a mortgage broker office in Maryland and hired three experienced senior managers and a loan origination staff of 40. In addition, we hired 12 mortgage broker account executives to expand our broker presence in the eastern, southern and mid-western areas of the U.S.

         Our business strategy includes the following:

         o Selling substantially all of the loans we originate on at least a quarterly basis through a combination of securitizations and whole loan sales. Whole loan sales may be completed on a more frequent basis.

         o Shifting from a predominantly publicly underwritten securitization strategy and gain-on-sale business model to a strategy focused on a combination of whole loan sales and smaller securitization transactions. Quarterly loan securitization levels will be reduced from previous levels. We expect to execute our securitizations, if any, as private placements to institutional investors or publicly underwritten securitizations, subject to market conditions. Historically, the market for whole loan sales has provided reliable liquidity for numerous originators as an alternative to securitization. Whole loan sales provide immediate cash premiums to us, while securitizations generate cash over time but generally result in higher gains at the time of sale. We intend to rely less on gain-on-sale accounting and loan servicing activities for our revenue and earnings and will rely more on cash premiums earned on whole loan sales. This strategy is expected to result in relatively lower earnings levels at current loan origination volumes, but will increase cash flow, accelerate the timeframe for becoming cash flow positive and improve our liquidity position. See "--Liquidity and Capital Resources" for more detail on cash flow.

         o Broadening our mortgage loan product line and increasing loan originations. Historically we have originated primarily fixed-rate loans. Under our business strategy, we plan to originate adjustable-rate, alt-A and alt-B mortgage loans as well as a wide array of fixed-rate mortgage loans in order to appeal to a broader base of prospective customers and increase loan originations. During the three months ended March 31, 2004, 19.5% of the loans which we originated were adjustable-rate mortgage loans.

         o Offering more competitive interest rates charged to borrowers on new products. By offering more competitive interest rates charged on new products, we expect to originate loans with higher credit quality. In addition, by offering more competitive interest rates we expect to appeal to a wider customer base and substantially reduce our marketing costs, make more efficient use of marketing leads and increase loan origination volume.

         o Reducing origination of the types of loans that are not well received in the whole loan sale and securitization markets. During the first three quarters of fiscal 2004, we did not originate any business purpose loans. We intend to originate business purpose loans to meet demand in the whole loan sale and securitization markets depending on our ability to obtain a credit facility to fund business purpose loans.

         o Reducing the cost of loan originations. We have implemented plans to:

              o reduce the cost to originate in our Upland Mortgage direct channel by broadening the product line and offering more competitive interest rates in order to increase origination volume, and reducing marketing costs;

              o reduce the cost to originate in our broker channel by: a) increasing volume by broadening the mortgage loan product line, b) consolidating some of the broker channel's operating functions to our centralized operating office in Philadelphia, and c) developing and expanding broker relationships through our broker initiative; and

              o reduce the cost to originate in the Bank Alliance Services program by broadening our product line and increasing the amount of fees we would charge to new participating financial institutions.

         o Reducing the amount of outstanding subordinated debentures. The increase in cash flow expected under our business strategy is expected to accelerate a reduction in our reliance on issuing subordinated debentures to meet our liquidity needs and allow us to begin to pay down existing subordinated debentures.

         o Reducing operating costs. Since June 30, 2003, we reduced our workforce by approximately 250 employees. With our shift in focus to whole loan sales, with servicing released, and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. These workforce reductions represent more than a 22% decrease in staffing levels. In addition, we experienced net attrition of approximately 90 additional employees, an 8% reduction, who have resigned since June 30, 2003. We expect that our workforce will increase over the current level as we replace loan origination employees.

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

         Although we are licensed or otherwise qualified to originate loans in 43 states, our loan originations are concentrated mainly in the eastern half of the United States. Recent expansion has positioned us to increase originations in the western portion of the United States, especially California. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy or recession in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in this region could result in reduced profitability.

         We are also subject, from time to time, to private litigation, including actual and purported class action suits. We expect that, as a result of the publicity surrounding predatory lending practices and the recent New Jersey court decision regarding the Parity Act, we may be subject to other class action suits in the future.

         CLASS ACTIONS AND DERIVATIVE ACTION LAWSUITS. On January 21, 2004, January 28, 2004, February 12, 2004 and February 18, 2004, four purported class action lawsuits were filed against us and our director and Chief Executive Officer, Anthony Santilli, and our Chief Financial Officer, Albert Mandia, in the United States District Court for the Eastern District of Pennsylvania. The first two suits and the fourth suit also name former director, Richard Kaufman, as a defendant. The complaints are captioned: Weisinger v. American Business Financial Services, Inc. et al, Civil Action No. 04-265; Ruane v. American Business Financial Services, Inc. et al, Civil Action No. 04-400, Operative Plasterers' and Cement Masons' International Employees' Trust Fund v. American Business Financial Services, Inc. et al, Civil Action No. 04-617, and Vieni v. American Business Financial Services, Inc. et al, Civil Action No. 04-687. The lawsuits were brought by purchasers of our common stock who were seeking to represent a class of all purchasers of our common stock for a proposed class period January 27, 2000 through June 25, 2003 with respect to the first two suits and fourth suit filed. A proposed class period for the third suit is January 27, 2000 through June 12, 2003. As of May 3, 2004, no motions for class certification have been filed.

         The first two and fourth lawsuits allege that, among other things, we and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. These three lawsuits allege that, among other things, during the applicable class period, our forbearance and foreclosure practices enabled us to, among other things, allegedly inflate our financial results. These three lawsuits appear to relate to the same subject matter as the Form 8-K we filed on June 13, 2003 disclosing a subpoena from the Civil Division of the U.S. Attorney's Office into our forbearance and foreclosure practices. The U.S. Attorney's inquiry was subsequently concluded in December 2003. These three lawsuits seek unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         The third lawsuit alleges that the defendants issued false and misleading financial statements in violation of GAAP, the Exchange Act and SEC rules by entering into forbearance agreements with borrowers, understating default and foreclosure rates and failing to properly adjust prepayment assumptions to hide the impact on net income. This lawsuit seeks unspecified damages, interest, costs and expenses of the litigation, and injunctive or other relief.

         As of May 3, 2004, the four cases were consolidated, and two competing motions for appointment of lead plaintiff were pending before the court.

         On March 15, 2004, a shareholder derivative action was filed against us, as a nominal defendant, and our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, our directors, Messrs. Becker, DeLuca and Sussman, and our former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The complaint is captioned: Osterbauer v. Santilli et al, Civil Action No. 04-1105. The lawsuit was brought nominally on behalf of the Company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the anticipated consolidated amended complaint filed in the putative securities class actions.

         Procedurally, these lawsuits are in a very preliminary stage. We believe that we have several defenses to the claims raised by these lawsuits and intend to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations.

         CIVIL SUBPOENA. We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. The subpoena requested that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003, including: (i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and (iii) agreements to sell or otherwise transfer mortgage loans (including, but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which we sold or transferred mortgage loans, any instance in which we did not service or act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans.

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

         We also agreed to contribute a total of $80,000 to one or more U.S. Department of Housing and Urban Development (HUD) approved housing counseling organizations within the 13 months following the agreement. We have the right to designate the recipient organization(s) and will provide the U.S. Attorney's Office with the name(s) of the recipient(s). Each recipient must provide housing counseling in the states in which we originate mortgage loans.

         Under our revised forbearance policy, eligible borrowers are sent a letter, along with our standard form forbearance agreement encouraging them to: read the forbearance agreement; seek the advice of an attorney or other advisor prior to signing the forbearance agreement; and contact our consumer advocate by calling a toll-free number with questions. The Joint Agreement requires that for 18 months following its execution, we will notify the U.S. Attorney's Office of any material changes we propose to make to our forbearance policy, form of forbearance agreement (or cover letter) and that no changes to these documents shall be effective until at least 30 days after this notification. The U.S. Attorney reserves the right to re-institute its inquiry if we do not comply with our revised forbearance policy, fail to provide the 30 days notice described above, or disregard the concerns of the U.S. Attorney's Office, after providing such notice. The Joint Agreement also requires that we provide the U.S. Attorney with two independently prepared reports confirming our compliance with our revised forbearance policy (including the standard form of forbearance agreement and cover letter) and internal company training for collections department employees described below. These reports are to be submitted to the U.S. Attorney's Office at 9 and 18 months after the execution of the Joint Agreement.

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

         REVENUE RECOGNITION. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," referred to as SFAS No. 140 in this document, and "gain-on-sale" accounting to our quarterly loan securitizations. Gains on sales of loans through securitizations for the nine months ended March 31, 2004 were 21.0% of total revenues compared to 77.2% for the nine months ended March 31, 2003. The decline in the percentage of total revenues comprised of securitization gains resulted from our inability to complete securitizations in the first and third quarters of fiscal 2004 and the reduction in loans originated during the first nine months of fiscal 2004. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we may retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we may retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 80% of the securitization gains in fiscal 2003 were based on estimates of the fair value of retained interests. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         INTEREST-ONLY STRIPS. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 55.3% of our total assets at March 31, 2004 and 51.6% of our total assets at June 30, 2003 and are carried at their fair values. Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan. We re-evaluate expected future cash flows from our interest-only strips on a quarterly basis. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment. In accordance with the provisions of Emerging Issues Task Force guidance on issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," referred to as EITF 99-20 in this document, and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," referred to as SFAS No. 115 in this document, changes in the fair value of interest-only strips that are deemed to be temporary changes are recorded through other comprehensive income, a component of stockholders' equity. Other than temporary adjustments to decrease the fair value of interest-only strips are recorded through the income statement, which would adversely affect our income in the period of adjustment.

         During the nine months ended March 31, 2004, we recorded total pre-tax valuation adjustments on our interest only-strips of $49.1 million, of which, in accordance with EITF 99-20, $32.4 million was charged to the income statement and $16.8 million was charged to other comprehensive income. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced during the nine months ended March 31, 2004 due to the continuing low interest rate environment. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

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

         SERVICING RIGHTS. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers, net of adequate compensation that would be required by a substitute servicer, represented 9.2% of our total assets at March 31, 2004 and 10.3% of our total assets at June 30, 2003. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment.

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

           During the nine months ended March 31, 2004, our valuation analysis indicated that valuation adjustments of $5.5 million were required for impairment of servicing rights due to higher than expected prepayment experience. The write down was recorded in the income statement. Impairment is measured as the excess of carrying value over fair value. See "-- Off-Balance Sheet Arrangements -- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the estimated impact on our financial statements of changes in assumptions.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained primarily to account for loans that are delinquent and are expected to be ineligible for sale into a future securitization and for delinquent loans that have been repurchased from securitization trusts. The allowance is calculated based upon management's estimate of our ability to collect on outstanding loans based upon a variety of factors, including, periodic analysis of the available for sale loans, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral considerations. Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan charge-offs reduce the allowance. If the actual collection of outstanding loans is less than we anticipate, further write downs would be required which would reduce our net income in the period the write down was required.

         DEVELOPMENT OF CRITICAL ACCOUNTING ESTIMATES. On a quarterly basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of March 31, 2004 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with the Audit Committee.

         IMPACT OF CHANGES IN CRITICAL ACCOUNTING ESTIMATES. For a description of the impact of changes in critical accounting estimates related to interest-only strips and servicing rights in the nine months ended March 31, 2004, see "-- Securitizations."

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

         From the second quarter of fiscal 2002 through the second quarter of fiscal 2004, we increased the prepayment rate assumptions used to value our securitization assets, thereby decreasing the fair value of these assets. See "-- Securitizations" for discussion of the impacts of these increases in prepayment rate assumptions.

OFF-BALANCE SHEET ARRANGEMENTS

         We use off-balance sheet arrangements extensively in our business activities. The types of off-balance sheet arrangements we use include special purpose entities for the securitization of loans, obligations we incur as the servicer of securitized loans and other contractual obligations such as operating leases for corporate office space. See "-- Liquidity and Capital Resources" for additional information regarding our off-balance sheet contractual obligations and "-- Overview -- Current Financial Position and Future Liquidity Issues" for information concerning our use of off-balance sheet arrangements in fiscal 2003, fiscal 2004 and our expectations for future periods.

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

         At March 31, 2004 and June 30, 2003, the mortgage securitization trusts held loans with an aggregate principal balance due of $2.2 billion and $3.4 billion as assets and owed $2.0 billion and $3.2 billion to third party investors, respectively. Revenues from the sale of loans to securitization trusts were $15.1 million, or 21% of total revenues for the nine months ended March 31, 2004 and $170.4 million, or 77.2% of total revenues for the nine months ended March 31, 2003. The revenues for the nine months ended March 31, 2004 and March 31, 2003 are net of $2.2 million and $5.1 million, respectively, of expenses for underwriting fees, legal fees and other expenses associated with securitization transactions during that period. We have interest-only strips and servicing rights with fair values of $496.7 million and $82.8 million, respectively at March 31, 2004, which combined represent 64.5% of our total assets. Net cash flows received from interest-only strips and servicing rights were $146.3 million for the nine months ended March 31, 2004 and $89.0 million for the nine months ended March 31, 2003. These amounts are included in our operating cash flows.

         We also used special purpose entities in our sales of loans to a $300.0 million off-balance sheet mortgage conduit facility that was available to us until July 5, 2003. Sales into the off-balance sheet facility involved a two-step transfer that qualified for sale accounting under SFAS No. 140, similar to the process described above. This facility had a revolving feature and could be directed by the third party sponsor to dispose of the loans. Typically, the loans were disposed of by securitizing the loans in a term securitization. The third party note purchaser also has the right to have the loans sold in whole loan sale transactions. Under this off-balance sheet facility arrangement, the loans have been isolated from us and our subsidiaries and as a result, transfers to the facility were treated as sales for financial reporting purposes. When loans were sold to this facility, we assessed the likelihood that the sponsor would transfer the loans into a term securitization. As the sponsor had typically transferred the loans to a term securitization prior to the fourth quarter of fiscal 2003, the amount of gain on sale we had recognized for loans sold to this facility was estimated based on the terms we would obtain in a term securitization rather than the terms of this facility. For the fourth quarter of fiscal 2003, the likelihood that the facility sponsor would ultimately transfer the underlying loans to a term securitization was significantly reduced and the amount of gain recognized for loans sold to this facility was based on terms expected in a whole loan sale transaction. Our ability to sell loans into this facility expired pursuant to its terms on July 5, 2003. At June 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balances due of $275.6 million as assets and owed $267.5 million to third parties. Through September 30, 2003, $222.3 million of the loans which were in the facility at June 30, 2003 were sold in whole loan sales as directed by the facility sponsor. At September 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balances due of $40.5 million as assets and owed $36.0 million to third parties. This conduit facility was refinanced in the October 16, 2003 refinancing described under "-- Liquidity and Capital Resources -- Credit Facilities."

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

         Declines in market interest rates had resulted in reductions in the levels of securitization pass-through interest rates leading to an improvement in interest rate spreads in our more recent securitizations. Increased interest rate spreads resulted in increases in the residual cash flow we expect to receive on securitized loans, the amount of cash we received at the closing of a securitization from the sale of notional bonds or premiums on investor certificates and corresponding increases in the gains we recognized on the sale of loans in a securitization. No assurances can be made that market interest rates will remain at current levels or that we can complete securitizations in the future. However, in a rising interest rate environment and under our business strategy we would expect our ability to originate loans at interest rates that will maintain our most recent level of securitization gain profitability to become more difficult than during a stable or falling interest rate environment. We would seek to address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Strategies for Use of Derivative Financial Instruments" for a discussion of our hedging strategies.

         Conversely, a declining interest rate environment could unfavorably impact the valuation of our interest-only strips. In a declining interest rate environment the level of mortgage refinancing activity tends to increase, which could result in an increase in loan prepayment experience and may require increases in assumptions for prepayments for future periods.

         After a two-year period during which management's estimates required no valuation adjustments to our interest-only strips and servicing rights, declining interest rates and high prepayment rates over the last ten quarters have required revisions to management's estimates of the value of these retained interests. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, our prepayment rates, as well as those throughout the mortgage industry, remained at higher than expected levels due to continuing low interest rates during this period. As a result, over the last ten quarters we have recorded cumulative pre-tax write downs to our interest-only strips in the aggregate amount of $151.1 million and pre-tax adjustments to the value of servicing rights of $10.8 million, for total adjustments of $161.9 million, mainly due to the higher than expected prepayment experience. Of this amount, $105.1 million was expensed through the income statement and $56.8 million resulted in a write down through other comprehensive income, a component of stockholders' equity.

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

         During the nine months ended March 31, 2004, we recorded gross pre-tax valuation adjustments on our securitization assets primarily related to prepayment experience of $63.0 million, of which $43.1 million was charged to the income statement and $19.9 million was charged to other comprehensive income. The valuation adjustment on interest-only strips related to prepayment experience for the nine months ended March 31, 2004 was partially offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.2 million offset the portion of the adjustment expensed through the income statement and $3.2 million offset the portion of the adjustment charged to other comprehensive income. The breakout of the total adjustments in the nine months ended March 31, 2004 between interest-only strips and servicing rights was as follows:

         o We recorded gross pre-tax valuation adjustments on our interest only-strips of $57.5 million, of which $37.6 million was charged to the income statement and $19.9 million was charged to other comprehensive income. The gross valuation adjustment primarily reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first nine months of fiscal 2004 due to the continuing low interest rate environment. The valuation adjustment on interest-only strips for the nine months ended March 31, 2004 was offset by an $8.4 million favorable impact of reducing the discount rate applied to value the residual cash flows from interest-only strips on December 31, 2003. Of this amount, $5.2 million offset the portion of the adjustment expensed through the income statement and $3.2 million offset the portion of the adjustment charged to other comprehensive income. The discount rate was reduced to 10% on December 31, 2003 from 11% on September 30, 2003 and June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates.

         o We recorded total pre-tax valuation adjustments on our servicing rights of $5.5 million, which was charged to the income statement. The valuation adjustment reflects the impact of higher than anticipated prepayments on securitized loans experienced in the first nine months of fiscal 2004 due to the continuing low interest rate environment.

         The long duration of historically low interest rates has given borrowers an extended opportunity to engage in mortgage refinancing activities which resulted in elevated prepayment experience. The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels in future fiscal periods difficult. We had assumed that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Consistent with this view, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. Based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of our quarterly revaluation of our interest-only strips and servicing rights, and our own prepayment experience, we believe prepayments will continue to remain at higher than normal levels for the near term before returning to average historical levels. The Mortgage Bankers Association of America has forecast as of March 15, 2004 that mortgage refinancings as a percentage share of total mortgage originations will decline from 51% in the first quarter of calendar 2004 to 30% in the first quarter of calendar 2005. The Mortgage Bankers Association of America has also projected in its March 2004 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase slightly over the next three quarters. As a result of our analysis of these factors, we have increased our prepayment rate assumptions for home equity loans for the near term, but at a declining rate, before returning to our historical levels. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

         The following tables detail the pre-tax write downs of the securitization assets by quarter and details the impact to the income statement and to other comprehensive income in accordance with the provisions of SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights (in thousands):

FISCAL YEAR 2004:
-----------------                                      INCOME          OTHER
                                           TOTAL      STATEMENT    COMPREHENSIVE
          QUARTER ENDED                 WRITE DOWN     IMPACT      INCOME IMPACT
----------------------------------      ----------    ---------    -------------
September 30, 2003                       $  16,658    $ 10,795       $  5,863
December 31, 2003                           14,724      11,968          2,756
March 31, 2004                              23,191      15,085          8,106
                                         ---------    --------       --------
Total Fiscal 2004                        $  54,573    $ 37,848       $ 16,725
                                         =========    ========       ========

FISCAL YEAR 2003:
-----------------                                      INCOME          OTHER
                                           TOTAL      STATEMENT    COMPREHENSIVE
          QUARTER ENDED                 WRITE DOWN     IMPACT      INCOME IMPACT
----------------------------------      ----------    ---------    -------------
September 30, 2002                       $  16,739    $ 12,078       $  4,661
December 31, 2002                           16,346      10,568          5,778
March 31, 2003                              16,877      10,657          6,220
June 30, 2003                               13,293      11,879          1,414
                                         ---------    --------       --------
Total Fiscal 2003                        $  63,255    $ 45,182       $ 18,073
                                         =========    ========       ========


FISCAL YEAR 2002:
-----------------                                      INCOME          OTHER
                                           TOTAL      STATEMENT    COMPREHENSIVE
          QUARTER ENDED                 WRITE DOWN     IMPACT      INCOME IMPACT
----------------------------------      ----------    ---------    -------------
December 31, 2001                        $  11,322    $  4,462       $  6,860
March 31, 2002                              15,513       8,691          6,822
June 30, 2002                               17,244       8,900          8,344
                                         ---------    --------       --------
Total Fiscal 2002                        $  44,079      22,053       $ 22,026
                                         =========    ========       ========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

         The following table summarizes the volume of loan securitizations and whole loan sales for the three and nine months ended March 31, 2004 and 2003 (dollars in thousands):

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               MARCH 31,                  MARCH 31,
                                                      -------------------------     ------------------------
SECURITIZATIONS:                                         2004           2003           2004          2003
                                                      ---------      ----------     ---------    -----------
Business loans.................................       $      --      $   33,748     $  11,027    $    93,267
Home equity loans..............................              --         369,881       130,380      1,083,676
                                                      ---------      ----------     ---------    -----------
   Total.......................................       $      --      $  403,629     $ 141,407    $ 1,176,943
                                                      =========      ==========     =========    ===========

Gain on sale of  loans through securitization..       $      --      $   54,504     $  15,107    $   170,394

Securitization gains as a percentage of total
  revenue......................................             n/a            75.9%         21.0%          77.2%
Whole loan sales...............................       $ 228,629      $      702     $ 481,807    $     2,239
Premiums on whole loan sales...................       $   7,208      $       (4)    $  10,207    $        29

         As demonstrated in the fourth quarter of fiscal 2003 and the first nine months of fiscal 2004, our quarterly revenues and net income will fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The business strategy of selling loans through securitizations and whole loan sales requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed or whole loan sale is settled, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations or whole loan sales do not close when expected, we could experience a material adverse effect on our results of operations for a quarter. See "-- Liquidity and Capital Resources" for a discussion of the impact of securitizations and whole loan sales on our cash flow.

         Several factors affect our ability to complete securitizations on a profitable basis. These factors include conditions in the securities markets, such as fluctuations in interest rates, conditions in the asset-backed securities markets relating to the loans we originate, credit quality of the total portfolio of loans we originate or potential changes to the legal and accounting principles underlying securitization transactions.

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

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At March 31, 2004, investments in interest-only strips totaled $496.7 million, including the fair value of overcollateralization related cash flows of $239.6 million.

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

         At March 31, 2004, five of our 26 mortgage securitization trusts were under a triggering event as a result of delinquencies exceeding specified levels, losses exceeding specified levels, or both. At June 30, 2003, none of our 25 mortgage securitization trusts were under a triggering event. Approximately $12.9 million of excess overcollateralization is being held by the five trusts as of March 31, 2004. For the nine months ended March 31, 2004, we repurchased delinquent loans with an aggregate unpaid principal balance of $49.7 million from securitization trusts primarily for trigger management. We cannot predict when the five trusts currently exceeding triggers will be below trigger limits and release the excess overcollateralization. If delinquencies increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debentures to fund these repurchases. Additionally, our repurchase activity increases prepayments, which may result in unfavorable prepayment experience. See "-- Securitizations" for more detail of the effect prepayments have on our financial statements. Also see "Total Portfolio Quality -- Delinquent Loans and Leases" for further discussion of the impact of delinquencies.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts during the first nine months of fiscal 2004 and fiscal years 2003 and 2002. We received $36.8 million, $37.6 million and $19.2 million of proceeds from the liquidation of repurchased loans and REO for the nine months ended March 31, 2004 and for fiscal years 2003 and 2002, respectively. We carried as assets on our balance sheet, repurchased loans and REO in the amounts of $7.0 million, $9.6 million and $9.4 million at March 31, 2004 and June 30, 2003 and 2002, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Because the contractual outstanding balance is typically greater than the fair value, we generally incur a loss on these repurchases. Mortgage loan securitization trusts are listed only if repurchases have occurred.

  SUMMARY OF LOANS AND REO REPURCHASED FROM MORTGAGE LOAN SECURITIZATION TRUSTS
                             (dollars in thousands)

                                    2003-1    2001-3    2001-2    2001-1    2000-4    2000-3     2000-2    2000-1    1999-4   1999-3
                                   -------   -------   -------   -------   -------   -------    -------   -------   -------  -------
NINE MONTHS ENDED MARCH 31, 2004:
   Business loans................  $   219   $   592   $ 1,008   $   589   $ 2,202   $   247    $ 1,257   $   943   $ 1,467  $ 1,054
   Home equity loans.............       --     1,129     2,236     3,094     3,092     2,026      3,137     2,844     4,341    1,967
                                   -------   -------   -------   -------   -------   -------    -------   -------   -------  -------
     Total.......................  $   219   $ 1,721   $ 3,244   $ 3,683   $ 5,294   $ 2,273    $ 4,394   $ 3,787   $ 5,808  $ 3,021
                                   =======   =======   =======   =======   =======   =======    =======   =======   =======  =======
% of Original Balance of Loans
   Securitized...................    0.05%     0.57%     0.91%     1.34%     1.93%     1.52%      1.45%      1.6%     2.62%    1.36%
   Number of loans repurchased...        1        23        32        53        59        25         55        56        91       43

YEAR ENDED JUNE 30, 2003:
   Business loans................  $    --   $   349   $    --   $   543   $   223   $   144    $ 2,065   $ 1,573   $ 2,719  $ 2,138
   Home equity loans.............       --       853        --     4,522       520       839      4,322     4,783     5,175    3,697
                                   -------   -------   -------   -------   -------   -------    -------   -------   -------  -------
     Total.......................  $    --   $ 1,202   $    --   $ 5,065   $   743   $   983    $ 6,387   $ 6,356   $ 7,894  $ 5,835
                                   =======   =======   =======   =======   =======   =======    =======   =======   =======  =======
% of Original Balance of Loans
   Securitized...................       --     0.40%        --     1.84%     0.27%     0.66%      2.11%     2.68%     3.56%    2.63%
   Number of loans repurchased...       --        11        --        51         9        11         59        65        97       83

YEAR ENDED JUNE 30, 2002:
   Business loans................  $    --   $    --   $    --   $    --   $    --   $    --    $    --   $    --   $   194  $ 1,006
   Home equity loans.............       --        --        --        --        --        --         --        84       944    3,249
                                   -------   -------   -------   -------   -------   -------    -------   -------   -------  -------
     Total.......................  $    --   $    --   $    --   $    --   $    --   $    --    $    --   $    84   $ 1,138  $ 4,255
                                   =======   =======   =======   =======   =======   =======    =======   =======   =======  =======
% of Original Balance of Loans
   Securitized...................       --        --        --        --        --        --         --     0.04%     0.51%    1.92%
   Number of loans repurchased.....     --        --        --        --        --        --         --         2        18       47


(CONTINUED)                         1999-2    1999-1    1998-4    1998-3    1998-2    1998-1    1997(a)   1996(a)    Total
                                   -------   -------   -------   -------   -------   -------    -------   -------   --------
NINE MONTHS ENDED MARCH 31, 2004:
   Business loans................  $ 1,044   $   470   $   458   $   455   $    49   $   350    $   720   $    --   $ 13,124
   Home equity loans.............    3,823     3,033     1,115     2,866       327       970        481       100     36,581
                                   -------   -------   -------   -------   -------   -------    -------   -------   --------
     Total.......................  $ 4,867   $ 3,503   $ 1,573   $ 3,321   $   376   $ 1,320    $ 1,201   $   100   $ 49,705
                                   =======   =======   =======   =======   =======   =======    =======   =======   ========
% of Original Balance of Loans
   Securitized...................    2.21%     1.89%     1.97%     1.66%     0.31%     1.26%      0.69%     0.16%
   Number of loans repurchased...       65        48        23        36         5        17         16         1        649

YEAR  ENDED JUNE 30, 2003:
   Business loans................  $ 1,977   $ 1,199   $    72   $ 1,455   $   205   $   395    $   744   $   451   $ 16,252
   Home equity loans.............    3,140     4,432       549     3,211     1,386       610        381       355     38,775
                                   -------   -------   -------   -------   -------   -------    -------   -------   --------
     Total.......................  $ 5,117   $ 5,631   $   621   $ 4,666   $ 1,591   $ 1,005    $ 1,125   $   806   $ 55,027
                                   =======   =======   =======   =======   =======   =======    =======   =======   ========
% of Original Balance of Loans
   Securitized...................    2.33%     3.04%     0.78%     2.33%     1.33%     0.96%      0.64%     1.30%
   Number of loans repurchased...       59        60         7        60        23        13         16        13        637

YEAR  ENDED JUNE 30, 2002:
   Business loans................  $   341   $   438   $   632   $   260   $   516   $ 1,266    $ 1,912   $   104   $  6,669
   Home equity loans.............    2,688     2,419     4,649     5,575     1,548     1,770        462       183     23,571
                                   -------   -------   -------   -------   -------   -------    -------   -------   --------
     Total.......................  $ 3,029   $ 2,857   $ 5,281  $  5,835   $ 2,064   $ 3,036    $ 2,374   $   287   $ 30,240
                                   =======   =======   =======   =======   =======   =======    =======   =======   ========
% of Original Balance of Loans
   Securitized...................    1.38%     1.54%     6.60%     2.92%     1.72%     2.89%      1.36%     0.46%
   Number of loans repurchased...       31        33        58        61        24        37         26         4        341

(a) Amounts represent combined repurchases and percentages for two 1997 securitization pools and two 1996 securitization pools.

         SFAS No. 140 was effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 requires that we record an obligation to repurchase loans from securitization trusts at the time we have the contractual right to repurchase the loans, whether or not we actually repurchase them. For securitization trusts 2001-2 and forward, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due. In accordance with the provisions of SFAS No. 140, we have recorded on our March 31, 2004 balance sheet a liability of $42.8 million for the repurchase of loans subject to these removal of accounts provisions. A corresponding asset for the loans, at the lower of their cost basis or fair value, has also been recorded.

         MORTGAGE LOAN SECURITIZATION TRUST INFORMATION. The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       SUMMARY OF SELECTED MORTGAGE LOAN SECURITIZATION TRUST INFORMATION
                      CURRENT BALANCES AS OF MARCH 31, 2004
                              (dollars in millions)

                                              2003-2    2003-1    2002-4    2002-3    2002-2     2002-1    2001-4
                                             -------   -------   -------   -------   -------    -------   -------
ORIGINAL BALANCE OF LOANS SECURITIZED:
   Business loans..........................  $    27   $    33   $    30   $    34   $    34    $    32   $    29
   Home equity loans.......................      146       417       350       336       346        288       287
                                             -------   -------   -------   -------   -------    -------   -------
   Total...................................  $   173   $   450   $   380   $   370   $   380    $   320   $   316
                                             =======   =======   =======   =======   =======    =======   =======
CURRENT BALANCE OF LOANS SECURITIZED:
   Business loans..........................  $    25   $    26   $    24   $    25   $    25    $    20   $    18
   Home equity loans.......................      132       294       211       171       163        119       106
                                             -------   -------   -------   -------   -------    -------   -------
   Total...................................  $   157   $   320   $   235   $   196   $   188    $   139   $   124
                                             =======   =======   =======   =======   =======    =======   =======
WEIGHTED-AVERAGE INTEREST RATE ON LOANS
    SECURITIZED:
   Business loans..........................   15.61%    15.89%    16.00%    15.96%    15.99%     15.75%    15.79%
   Home equity loans.......................    8.91%     9.67%    10.46%    10.86%    10.91%     10.87%    10.69%
   Total...................................    9.99%    10.17%    11.03%    11.51%    11.60%     11.57%    11.45%

Percentage of first mortgage loans.........      88%       87%       87%       87%       87%        91%       90%
Weighted-average loan-to-value.............      76%       77%       76%       77%       76%        75%       77%
Weighted-average remaining term (months) on
     loans securitized.....................      272       257       246       238       223        220       217

Original balance of Trust Certificates.....  $   173   $   450   $   376   $   370   $   380    $   320   $   322
Current balance of Trust Certificates......  $   155   $   301   $   213   $   183   $   175    $   124   $   110
Weighted-average pass-through interest rate
     to Trust Certificate holders(a).......    8.00%     5.20%     6.34%     6.78%     8.27%      8.28%     5.35%
Highest Trust Certificate pass-through
     interest rate.........................    8.00%     3.78%     8.61%     6.86%     7.39%      6.29%     5.35%

OVERCOLLATERALIZATION REQUIREMENTS:
REQUIRED PERCENTAGES:
   Initial.................................       --        --     1.00%        --        --         --        --
   Final target............................    4.10%     5.50%     5.75%     3.50%     3.50%      4.50%     4.25%
   Stepdown overcollateralization..........    8.20%    11.00%    11.50%     7.00%     7.00%      9.00%     8.50%
REQUIRED DOLLAR AMOUNTS:
   Initial.................................       --        --   $     4        --        --         --        --
   Final target............................  $     7   $    25   $    22   $    13   $    13    $    14   $    13
CURRENT STATUS:
   Overcollateralization amount............  $     2   $    18   $    22   $    13   $    13    $    14   $    13
   Final target reached or anticipated
     date to reach.........................  12/2004   12/2004       Yes       Yes       Yes        Yes       Yes
   Stepdown reached or anticipated date to
     reach.................................   1/2007    4/2006    1/2006   10/2005    7/2005    10/2004    7/2004

Annual surety wrap fee.....................    0.45%     0.20%       (b)       (b)       (b)      0.21%     0.20%

SERVICING RIGHTS:
   Original balance........................  $    --   $    16   $    14   $    13   $    15    $    13   $    13
   Current balance.........................  $    --   $    12   $     9   $     7   $     8    $     6   $     5

--------------------
(a) Rates for securitizations 2001-2 and forward include rates on notional bonds, or the impact of premiums to loan collateral received on trust certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization.
(b) Credit enhancement was provided through a senior/subordinate certificate structure.

                      CURRENT BALANCES AS OF MARCH 31, 2004
                              (dollars in millions)

                                              2001-3    2001-2    2001-1    2000-4    2000-3     2000-2    2000-1
                                             -------   -------   -------   -------   -------    -------   -------
ORIGINAL BALANCE OF LOANS SECURITIZED:
   Business loans..........................  $    31   $    35   $    29   $    27   $    16    $    28   $    25
   Home equity loans.......................      269       320       246       248       134        275       212
                                             -------   -------   -------   -------   -------    -------   -------
   Total...................................  $   300   $   355   $   275   $   275   $   150    $   303   $   237
                                             =======   =======   =======   =======   =======    =======   =======
CURRENT BALANCE OF LOANS SECURITIZED:
   Business loans..........................  $    18   $    21   $    15   $     9   $     6    $    11   $     9
   Home equity loans.......................       92        96        68        62        31         66        45
                                             -------   -------   -------   -------   -------    -------   -------
   Total...................................  $   110   $   117   $    83   $    71   $    37    $    77   $    54
                                             =======   =======   =======   =======   =======    =======   =======
WEIGHTED-AVERAGE INTEREST RATE ON LOANS
   SECURITIZED:
   Business loans..........................   15.93%    15.94%    15.96%    16.09%    16.05%     16.05%    16.17%
   Home equity loans.......................   11.11%    11.23%    11.44%    11.60%    11.42%     11.43%    11.40%
   Total...................................   11.89%    12.06%    12.24%    12.19%    12.12%     12.11%    12.18%

Percentage of first mortgage loans.........      90%       90%       89%       86%       90%        84%       80%
Weighted-average loan-to-value.............      75%       76%       75%       76%       76%        76%       76%
Weighted-average remaining term (months) on
     loans Securitized.....................      210       206       204       196       195        201       190

Original balance of Trust Certificates.....  $   306   $   355   $   275   $   275   $   150    $   300   $   235
Current balance of Trust Certificates......  $    98   $   102   $    72   $    65   $    34    $    68   $    47
Weighted-average pass-through interest rate
   to Trust Certificate holders (a)........    5.74%     6.48%     8.44%     7.05%     7.61%      7.04%     7.01%
Highest Trust Certificate pass-through
   interest rate...........................    6.17%     6.99%     6.28%     7.05%     7.61%      8.04%     7.93%

OVERCOLLATERALIZATION REQUIREMENTS:
REQUIRED PERCENTAGES:
   Initial.................................       --        --        --        --        --      0.90%     0.75%
   Final target............................    4.00%     4.40%     4.10%     4.50%     4.75%      5.95%     5.95%
   Stepdown overcollateralization..........    8.00%     8.80%     8.20%     9.00%     9.50%     11.90%    11.90%
REQUIRED DOLLAR AMOUNTS:
     Initial...............................       --        --        --        --        --    $     3   $     2
     Final target..........................  $    12   $    16   $    11   $    12   $     7    $    18   $    14
CURRENT STATUS:
   Overcollateralization amount............  $    12   $    16   $    11   $     6   $     4    $     9   $     6
   Final target reached or anticipated
     date to reach.........................      Yes       Yes       Yes       Yes       Yes        Yes       Yes
   Stepdown reached or anticipated date
     to reach..............................   Yes(b)    Yes(b)    Yes(b)       Yes       Yes        Yes       Yes

Annual surety wrap fee.....................    0.20%     0.20%     0.20%     0.21%     0.21%      0.21%     0.19%

SERVICING RIGHTS:
   Original balance........................  $    12   $    15   $    11   $    14   $     7    $    14   $    10
   Current balance.........................  $     5   $     6   $     4   $     4   $     1    $     3   $     2

---------------------
(a) Rates for securitizations 2001-2 and forward include rates on notional bonds, or the impact of premiums to loan collateral received on trust certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization.
(b) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "--Trigger Management" for further detail.

                      CURRENT BALANCES AS OF MARCH 31, 2004
                              (dollars in millions)

                                              1999-4    1999-3    1999-2    1999-1   1998(a)    1997(a)   1996(a)
                                             -------   -------   -------   -------   -------    -------   -------
ORIGINAL BALANCE OF LOANS SECURITIZED:
   Business loans..........................  $    25   $    28   $    30   $    16   $    57    $    45   $    29
   Home equity loans.......................      197       194       190       169       448        130        33
                                             -------   -------   -------   -------   -------    -------   -------
   Total...................................  $   222   $   222   $   220   $   185   $   505    $   175   $    62
                                             =======   =======   =======   =======   =======    =======   =======
CURRENT BALANCE OF LOANS SECURITIZED:
   Business loans..........................  $     8   $     9   $     8   $     4   $    10    $     7   $     4
   Home equity loans.......................       48        46        47        39        74         15         3
                                             -------   -------   -------   -------   -------    -------   -------
   Total...................................  $    56   $    55   $    55   $    43   $    84    $    22   $     7
                                             =======   =======   =======   =======   =======    =======   =======
WEIGHTED-AVERAGE INTEREST RATE ON LOANS
   SECURITIZED:
   Business loans..........................   16.14%    15.93%    15.81%    15.59%    15.81%     15.93%    15.97%
   Home equity loans.......................   11.00%    10.82%    10.51%    10.62%    10.82%     11.52%    11.08%
   Total...................................   11.74%    11.62%    11.26%    11.12%    11.41%     12.91%    13.88%

Percentage of first mortgage loans.........      86%       87%       89%       93%       90%        82%       78%
Weighted-average loan-to-value.............      76%       76%       76%       77%       76%        76%       65%
Weighted-average remaining term (months) on
   loans Securitized.......................      188       191       198       197       182        138       101


Original balance of Trust Certificates.....  $   220   $   219   $   219   $   184   $   498    $   171   $    61
Current balance of Trust Certificates......  $    50   $    50   $    49   $    39   $    75    $    19   $     5
Weighted-average pass-through interest rate
   to Trust Certificate holders............    6.83%     6.77%     6.66%     6.56%     6.37%      7.17%     7.67%
Highest Trust Certificate pass-through
   interest rate...........................    7.68%     7.49%     7.13%     6.58%     6.67%      7.28%     7.67%

OVERCOLLATERALIZATION REQUIREMENTS:
REQUIRED PERCENTAGES:
   Initial.................................    1.00%     1.00%     0.50%     0.50%     1.50%      2.43%     1.94%
   Final target............................    5.50%     5.00%     5.00%     5.00%     5.10%      7.43%     8.94%
   Stepdown overcollateralization..........   11.00%    10.00%    10.00%    10.00%    10.21%     14.86%    16.45%
REQUIRED DOLLAR AMOUNTS:
   Initial.................................  $     2   $     2   $     1   $     1   $     7    $     4   $     1
   Final target............................  $    12   $    11   $    11   $     9   $    26    $    13   $     6
CURRENT STATUS:
   Overcollateralization amount............  $     6   $     6   $     5   $     4   $     9    $     3   $     3
   Final target reached or anticipated
     date to reach.........................      Yes       Yes       Yes       Yes       Yes       Yes        Yes
   Stepdown reached or anticipated date to
     reach.................................      Yes       Yes       Yes       Yes    Yes(b)        Yes    Yes(b)

Annual surety wrap fee.....................    0.21%     0.21%     0.19%     0.19%     0.22%      0.26%     0.18%

SERVICING RIGHTS:
   Original balance........................  $    10   $    10   $    10   $     8   $    18    $     7   $     4
   Current balance.........................  $     2   $     2   $     2   $     2   $     3    $     1   $     1

---------------
(a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.
(b) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "--Trigger Management" for further detail.

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

         At March 31, 2004, we applied a discount rate of 10% to the estimated residual cash flows. In determining the discount rate that we apply to residual cash flows, we follow what we believe to be a practice of other companies in the non-conforming mortgage industry. That is, to determine the discount rate by adding an interest rate spread to the all-in cost of securitizations to account for the risks involved in securitization assets. The all-in cost of the securitization trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees, where applicable, generally range from 19 to 22 basis points combined. From industry experience comparisons and our evaluation of the risks inherent in our securitization assets, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. From June 30, 2000 through March 31, 2003, we had applied a discount rate of 13% to residual cash flows. On June 30, 2003, we reduced that discount rate to 11% and on December 31, 2003 we reduced that discount rate to 10%, based on the following factors, which were considered at that time:

         o We have experienced a period of sustained low market interest rates. Interest rates on three and five-year term US Treasury securities have been on the decline since mid-2000. Three-year rates have declined approximately 425 basis points and five-year rates had declined approximately 300 basis points.
         o The interest rates on the bonds issued in our securitizations over this same timeframe also have experienced a sustained period of decline. The trust certificate pass-through interest rate has declined 429 basis points, from 8.04% in the 2000-2 securitization to 3.75% in the 2003-2 securitization.
         o The weighted average interest rate on loans securitized has declined from a high of 12.01% in the 2000-3 securitization to 10.02% in the 2003-2 securitization.
         o Market factors and the economy favor the continuation of low interest rates for the foreseeable future.
         o Economic analysis of interest rates and data currently being released support declining mortgage refinancings even though predicting the continuation of low interest rates for the foreseeable future.

         However, because the discount rate is applied to projected cash flows, which consider expected prepayments and losses, the discount rate assumption was not evaluated in isolation. These risks involved in our securitization assets were considered in establishing a discount rate. The impact of the December 31, 2003 reduction in discount rate from 11% to 10% was to increase the valuation of our interest-only strips by $8.4 million at December 31, 2003. The 10% discount rate that we apply to our residual cash flow portion of our interest-only strips also reflects the other characteristics of our securitized loans described below:

         o Underlying loan collateral with fixed interest rates, which are higher than others in the non-conforming mortgage industry. Average interest rate of securitized loans exceeds the industry average by 100 basis points or more. All of the securitized loans have fixed interest rates, which are more predictable than adjustable rate loans.
         o At origination, approximately 90% to 95% of securitized business purpose loans had prepayment fees and approximately 80% to 85% of securitized home equity loans had prepayment fees. At March 31, 2004, in our total portfolio, approximately 45% to 50% of securitized business purpose loans had prepayment fees and approximately 55% to 60% of securitized home equity loans had prepayment fees. Our historical experience indicates that prepayment fees lengthen the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the securitized loans.
         o A portfolio mix of first and second mortgage loans of 85-90% and 10-15%, respectively. Historically, the high proportion of first mortgages has resulted in lower delinquencies and losses.
         o  A portfolio credit grade mix comprised of 60% A credits, 23% B credits, 14% C credits, and 3% D credits. In addition, our historical loss experience is below what is experienced by others in the non-conforming mortgage industry.

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5% on overcollateralization cash flows. At June 30, 2003 we reduced the minimum discount rate to 5.0% to reflect the sustained decline in interest rates. At June 30, 2003 and March 31, 2004, the average discount rate applied to projected overcollateralization cash flows was 7%. This discount rate is lower than the discount rate applied to residual cash flows because the risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire unpaid principal balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 8.4% at March 31, 2004 and 9% at June 30, 2003.

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

         As was previously discussed, for the past ten quarters, our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of our recent prepayment experience.

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

       Securitized collateral balance.....................................    $ 2,229,320
       Balance sheet carrying value of retained interests (a).............    $   579,532
       Weighted-average collateral life (in years)........................            3.9

-------------
(a) Amount includes interest-only strips and servicing rights.

         Sensitivity of assumptions used to determine the fair value of retained interests (dollars in thousands):



                                                                      IMPACT OF
                                                                    ADVERSE CHANGE
                                                          --------------------------------
                                                          10% CHANGE            20% CHANGE
                                                          ----------            ----------
        Prepayment speed.............................      $ 22,194              $ 42,513
        Credit loss rate.............................         4,354                 8,709
        Floating interest rate certificates (a)......           680                 1,361
        Discount rate................................        15,085                29,423

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

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
          VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT MARCH 31, 2004


                                                     2003-2  2003-1    2002-4   2002-3   2002-2   2002-1   2001-4
                                                     ------  ------    ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation.............................      11%     13%       13%      13%      13%      13%      13%
   Current valuation.............................      10%     10%       10%      10%      10%      10%      10%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation.............................       8%      7%        9%       7%       7%       7%       7%
   Current valuation.............................       8%      5%        9%       7%       7%       7%       5%
Servicing rights discount rate:
   Initial valuation.............................      (c)     11%       11%      11%      11%      11%      11%
   Current valuation.............................      (c)      9%        9%       9%       9%       9%       9%


Prepayment rates:
   INITIAL ASSUMPTION (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans..............................      11%     11%       11%      11%      11%      11%      11%
     Home equity loans...........................      22%     22%       22%      22%      22%      22%      22%
   Ramp period (months):
     Business loans..............................       27      27        27       27       27       27       27
     Home equity loans...........................       30      30        30       30       30       30       30
   CURRENT ASSUMPTIONS:
   Expected Constant Prepayment Rate (CPR):
     Business loans .............................      10%     10%       10%      10%      10%      10%      10%
     Home equity loans ..........................      22%     22%       22%      22%      22%      22%      22%
   Ramp period (months):
     Business loans..............................       27      27        27       27       27       27       27
     Home equity loans...........................       30      30        30       30       30       30       30
   CPR adjusted to reflect ramp:
     Business loans..............................       8%     13%       16%      18%      20%      23%      21%
     Home equity loans...........................      10%     17%       17%      17%      17%      19%      21%
   CURRENT PREPAYMENT EXPERIENCE (b):
     Business loans..............................      13%     26%       14%      25%      20%      32%      19%
     Home equity loans...........................      18%     37%       47%      49%      43%      46%      42%

Annual credit loss rates:
   Initial assumption............................    0.40%   0.40%     0.40%    0.40%    0.40%    0.40%    0.40%
   Current assumption............................    0.40%   0.40%     0.40%    0.40%    0.40%    0.40%    0.40%
   Actual experience.............................       --   0.01%     0.04%    0.10%    0.15%    0.15%    0.24%

Servicing fees:
   Contractual fees..............................      (c)   0.50%     0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees................................      (c)   1.25%     1.25%    1.25%    1.25%    1.25%    1.25%

--------------

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. Starting with 2001-4, the business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. Starting with 2001-1, the home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

(b)   Current experience is a six-month historical average.

(c)   Servicing rights for the 2003-2 loans were sold to a third party servicer.

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
    VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT MARCH 31, 2004 (CONTINUED)


                                                     2001-3   2001-2   2001-1   2000-4    2000-3   2000-2   2000-1
                                                     ------   ------   ------   ------    ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation...............................    13%     13%      13%       13%      13%      13%      11%
   Current valuation...............................    10%     10%      10%       10%      10%      10%      10%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation...............................     7%      7%       6%        7%       8%       8%       8%
   Current valuation...............................     6%      7%       6%        7%       8%       8%       8%
Servicing rights discount rate:
   Initial valuation...............................    11%     11%      11%       11%      11%      11%      11%
   Current valuation...............................     9%      9%       9%        9%       9%       9%       9%

Prepayment rates:
   INITIAL ASSUMPTION (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans ...............................    11%     11%      11%       10%      10%      10%      10%
     Home equity loans.............................    22%     22%      22%       24%      24%      24%      24%
   Ramp period (months):
     Business loans................................     24      24       24        24       24       24       24
     Home equity loans.............................     30      30       30        24       24       24       18
   CURRENT ASSUMPTIONS:
   Expected Constant Prepayment Rate (CPR):
     Business loans ...............................    10%     10%      10%       10%      10%      10%      10%
     Home equity loans.............................    22%     22%      22%       22%      22%      22%      22%
   Ramp period (months):
     Business loans................................     24      24       24        Na       Na       Na       Na
     Home equity loans.............................     Na      Na       Na        Na       Na       Na       Na
   CPR adjusted to reflect ramp:
     Business loans................................    18%     15%      12%       10%      10%      10%      10%
     Home equity loans.............................    22%     22%      22%       22%      22%      22%      22%
   CURRENT PREPAYMENT EXPERIENCE (b):
     Business loans................................    24%     26%      22%       53%      29%      20%      21%
     Home equity loans.............................    41%     40%      43%       43%      44%      35%      40%

Annual credit loss rates:
   Initial assumption..............................  0.40%   0.40%    0.40%     0.40%    0.40%    0.40%    0.40%
   Current assumption..............................  0.50%   0.45%    0.70%     0.50%    0.55%    0.60%    0.80%
   Actual experience...............................  0.51%   0.41%    0.65%     0.51%    0.52%    0.57%    0.73%

Servicing fees:
   Contractual fees................................  0.50%   0.50%    0.50%     0.50%    0.50%    0.50%    0.50%
   Ancillary fees..................................  1.25%   1.25%    1.25%     1.25%    1.25%    1.25%    1.25%

----------

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

(b)   Current experience is a six-month historical average.

      Na = not applicable

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
    VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT MARCH 31, 2004 (CONTINUED)


                                                    1999-4   1999-3   1999-2   1999-1  1998 (c) 1997 (c) 1996 (c)
                                                    ------   ------   ------   ------  -------- -------- --------
Interest-only strip residual discount rate:
   Initial valuation...........................       11%     11%       11%      11%      11%      11%      11%
   Current valuation...........................       10%     10%       10%      10%      10%      10%      10%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation...........................        8%      7%        7%       7%       7%       7%       8%
   Current valuation...........................        8%      7%        7%       7%       7%       7%       8%
Servicing rights discount rate:
   Initial valuation...........................       11%     11%       11%      11%      11%      11%      11%
   Current valuation...........................        9%      9%        9%       9%       9%       9%       9%

Prepayment rates:
   INITIAL ASSUMPTION (a):
   Expected Constant Prepayment Rate (CPR):
     Business loans ...........................       10%     10%       10%      10%      13%      13%      13%
     Home equity loans.........................       24%     24%       24%      24%      24%      24%      24%
   Ramp period (months):
     Business loans............................        24      24        24       24       24       24       24
     Home equity loans.........................        18      18        18       18       12       12       12
   CURRENT ASSUMPTIONS:
   Expected Constant Prepayment Rate (CPR):
     Business loans ...........................       10%     10%       10%      10%      10%      10%      10%
     Home equity loans.........................       22%     22%       22%      22%      22%      22%      22%
   Ramp period (months):
     Business loans............................        Na      Na        Na       Na       Na       Na       Na
     Home equity loans.........................        Na      Na        Na       Na       Na       Na       Na
   CPR adjusted to reflect ramp:
     Business loans............................       10%     10%       10%      10%      10%      10%      10%
     Home equity loans.........................       22%     22%       22%      22%      22%      22%      22%
   CURRENT PREPAYMENT EXPERIENCE (b):
     Business loans............................       29%     26%       41%      34%      25%      29%      17%
     Home equity loans.........................       40%     36%       40%      37%      40%      26%      23%

Annual credit loss rates:
   Initial assumption..........................     0.30%   0.25%     0.25%    0.25%    0.25%    0.25%    0.25%
   Current assumption..........................     0.75%   0.70%     0.45%    0.55%    0.58%    0.40%    0.45%
   Actual experience...........................     0.81%   0.68%     0.45%    0.54%    0.54%    0.36%    0.39%

Servicing fees:
   Contractual fees............................     0.50%   0.50%     0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees..............................     1.25%   1.25%     1.25%    1.25%    1.25%    1.25%    1.25%

---------

(a) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected Constant Prepayment Rate. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

(b)   Current experience is a six-month historical average.

(c) Amounts represent weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools.

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

         The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. On a quarterly basis, we evaluate capitalized servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. See
"-- Application of Critical Accounting Estimates -- Servicing Rights" for a discussion of the $5.5 million write down of servicing rights recorded in the first nine months of fiscal 2004 and "-- Application of Critical Accounting Estimates -- Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years" for a discussion of the $5.3 million write down of servicing rights recorded in fiscal 2003.

         On June 30, 2003, we reduced the discount rate on servicing rights cash flows to 9% and used the same discount rate to value servicing rights at March 31, 2004. In determining the discount rate applied to calculate the present value of cash flows from servicing rights, management has subtracted a factor from the discount rate used to value residual cash flows from interest-only strips to provide for the lower risks inherent in servicing assets. Unlike the interest-only strips, the servicing asset is not exposed to credit losses. Additionally, the distribution of the contractual servicing fee cash flow from the securitization trusts is senior to both the trusts' investor certificates and our interest-only strips. This priority of cash flow reduces the risks associated with servicing rights and thereby supports a lower discount rate than the rate applied to residual cash flows from interest-only strips. Cash flows related to ancillary servicing fees, such as prepayment fees, late fees, and non-sufficient fund fees are retained directly by us.

         Servicing rights can be terminated under certain circumstances, such as our failure to make required servicer payments, defined changes of control, reaching specified loss levels on underlying mortgage pools and failure to obtain renewals under term-to-term agreements. All of our servicing agreements associated with bond insurers now provide for term-to-term servicing with terms ranging from 30 days to 120 days. Under the term-to-term servicing provisions in certain of our servicing agreements, the associated bond insurers have the right to elect not to re-appoint us as servicer in their sole discretion. See
"-- Overview -- Credit Facilities, Servicing Agreements and Waivers Related to Financial Covenants" and "-- Liquidity and Capital Resources."

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

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, we believe the prepayment experience on our total portfolio is more stable than the mortgage market in general. We believe this stability has favorably impacted our ability to value the future cash flows from our servicing rights and interest-only strips because it increased the predictability of future cash flows. However, for the past ten quarters, our prepayment experience has exceeded our expectations for prepayments on our total portfolio and as a result we have written down the value of our securitization assets. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further detail of the effects prepayments that were above our expectations have had on the value of our securitization assets.

WHOLE LOAN SALES

         We also sell loans with servicing released, which we refer to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. See "-- Off-Balance Sheet Arrangements -- Securitizations" for information on the volume of whole loan sales and premiums recorded for the nine months ended March 31, 2004 and 2003. Loans reported as sold on a whole loan basis were generally loans that we originated specifically for a whole loan sale and exclude impaired loans, which may be liquidated by selling the loan with servicing released. However, see "--Business Strategy" for detail on our adjustment in business strategy from originating loans predominantly for publicly underwritten securitizations, to originating loans for a combination of whole loan sales and smaller securitizations.

RESULTS OF OPERATIONS

                                                  SUMMARY FINANCIAL RESULTS
                                        (dollars in thousands, except per share data)

                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                 MARCH 31,                                 MARCH 31,
                                            -------------------      PERCENTAGE     ------------------------     PERCENTAGE
                                              2004       2003         DECREASE        2004            2003        DECREASE
                                            --------    -------      ----------     --------        --------     ----------
Total revenues...........................   $ 23,444    $71,766       (67.3)%       $ 72,236        $220,851       (67.3)%
Total expenses...........................     74,138     71,737         3.3 %        205,334         214,043        (4.1)%
Income (loss) before
  dividends on preferred stock...........    (31,431)       221                      (82,521)          4,153
Dividends on preferred stock.............      1,751         --                        1,751              --
Net income (loss) attributable
  to common stock........................    (33,182)       221                      (84,272)          4,153


Return on average equity.................     (a)          1.17%                      (a)               7.47%
Return on average assets.................     (a)          0.09%                      (a)               0.60%

Earnings (loss) per common share:
   Basic.................................   $ (10.53)   $  0.07                     $ (27.79)       $   1.43
   Diluted...............................   $ (10.53)   $  0.06                     $ (27.79)       $   1.36
Common dividends declared per share......   $     --    $  0.08                     $     --        $   0.24

(a) Not meaningful.

SUMMARY

         For the third quarter of fiscal 2004, we recorded a net loss attributable to common stock of $33.2 million. The loss primarily resulted from liquidity issues which substantially reduced our ability to originate loans and generate revenues during the third quarter of fiscal 2004, our inability to complete a securitization of loans during the quarter ended March 31, 2004, expense levels that would support greater loan origination volume, and $15.1 million of pre-tax charges for valuation adjustments on our securitization assets charged to the income statement. Dividends of $1.75 million were recorded on the Series A preferred stock, which was issued in the first exchange offer.

         Loan origination volume decreased to $241.5 million for the quarter ended March 31, 2004, compared to origination volume of $403.7 million for the same period in fiscal 2003, due to our previously discussed short term liquidity issues. While we originated loans at a substantially reduced level during the third quarter, our expense base for the quarter would have supported greater origination volume.

         For the nine months ended March 31, 2004, we recorded a net loss attributable to common stock of $84.3 million compared to net income attributable to common stock of $4.2 million for the same period in fiscal 2003. Decreases in the gain on sale of loans recorded during the first nine months of fiscal 2004 were marginally offset by the favorable impact of trading activity, general and administrative expenses, and sales and marketing expenses. Dividends of $1.75 million were recorded on the Series A preferred stock, which was issued in the first exchange offer. See below for further discussion of gain on sale, general and administrative expenses, other expenses and the securitization assets valuation adjustment recorded during the period.

         During the quarter ended March 31, 2004, we recorded total pre-tax adjustments on our securitization assets of $23.2 million, of which $15.1 million was reflected as an expense on the income statement and $8.1 million was reflected as an adjustment to other comprehensive income, a component of stockholders' equity. These write downs of our interest-only strips and servicing rights, which we refer to as our securitization assets, primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the continuing low interest rate environment.

         As a result of the $84.3 million loss and the $16.7 million pre-tax reduction to other comprehensive income for adjustments on our securitization assets for the nine months ended March 31, 2004 partially offset by the favorable impact of the first exchange offer, total stockholders' equity was reduced to $10.2 million at March 31, 2004. For the same period in fiscal 2003, we recorded total pre-tax valuation adjustments of $50.0 million, of which $33.3 million was reflected as an expense on the income statement and $16.7 million was reflected as an adjustment to other comprehensive income.

         The loss per common share for the first nine months of fiscal 2004 was $27.79 per share on average common shares of 3,033,000 compared to diluted net income per share of $1.36 per share on average common shares of 3,043,000 for the first nine months of fiscal 2003. No common dividends were paid in the first nine months of fiscal 2004. Common dividends of $0.24 per share were paid for the first nine months of fiscal 2003. The common dividend payout ratio based on diluted earnings per share was 17.6% for the first nine months of fiscal 2003.

         At our annual meeting of shareholders held on December 31, 2003, our shareholders approved three proposals to enable us to consummate the first exchange offer: a proposal to increase the number of authorized shares of common stock from 9.0 million to 209.0 million, a proposal to increase the number of authorized shares of preferred stock from 3.0 million to 203.0 million, and a proposal to authorize us to issue Series A Preferred Stock in connection with the first exchange offer and the common stock issuable upon the conversion of the Series A Preferred Stock. Shareholder approval of these issuances of securities was required pursuant to the NASDAQ Corporate Governance Rules as the issuance of such shares could result in a change in control of our company.

LOAN ORIGINATIONS

         The following schedule details our loan originations (in thousands):

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                           MARCH 31,              MARCH 31,
                                     -------------------    ----------------------
                                       2004       2003        2004         2003
                                     --------   --------    --------    ----------
   Home equity loans............     $241,449   $371,554    $468,585    $1,084,170
   Business purpose loans.......           --     32,119          --        93,170
                                     --------   --------    --------    ----------
   Total loan originations.......    $241,449   $403,673    $468,585    $1,177,340
                                     ========   ========    ========    ==========

         Home equity loans are originated by our subsidiaries, HomeAmerican Credit, doing business as Upland Mortgage, and American Business Mortgage Services, Inc., and purchased through the Bank Alliance Services program. Total home equity loan originations decreased $615.6 million, or 56.8%, for the nine months ended March 31, 2004 to $468.6 million from $1.1 billion for the nine months ended March 31, 2003. Liquidity issues had substantially reduced our ability to originate home equity loans. Based on our adjusted business strategy, which emphasizes whole loan sales, smaller publicly underwritten or privately-placed securitizations and reducing costs, effective June 30, 2003, we no longer originate loans through retail branches, which were a high cost origination channel, and plan to increase our focus on broker and Bank Alliance Services' origination sources. Our home equity loan origination subsidiaries will continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process as we work through our liquidity issues. In addition, as part of our focus on developing broker relationships, a lower cost source of originations, we acquired a broker operation located in West Hills, California, opened broker offices in Irvine, California and Edgewater, Maryland and have expanded the broker business within HomeAmerican Credit. See " -- Business Strategy."

         The following schedule details our home equity loan originations by source for the three and nine month periods ended March 31, 2004 and 2003 (in thousands):

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                MARCH 31,                          MARCH 31,
                                          --------------------              -----------------------
                                            2004        2003                  2004          2003
                                          --------    --------              --------     ----------
     Direct channel...................    $135,212    $126,043              $281,435     $  378,773
     Retail branches   ...............          --      40,491                   649        123,569
     Broker channel  .................      66,847     154,544                79,861        441,169
     Bank Alliance Services program ..      39,390      50,476               106,640     $  140,659
                                          --------    --------              --------     ----------
     Total home equity loans..........    $241,449     371,554              $468,585     $1,084,170
                                          ========    ========              ========     ==========

         During the first nine months of fiscal 2004, our subsidiary, American Business Credit, Inc., did not originate any business purpose loans. During the nine months ended March 31, 2003, American Business Credit, Inc. originated $93.2 million of business purpose loans. Previously discussed liquidity issues have substantially reduced our ability to originate business purpose loans during the first three quarters of fiscal 2004. Pursuant to our adjusted business strategy and depending on the availability of a credit facility to fund business purpose loans, we may continue to originate business purpose loans, however at lower volumes, to meet demand in the whole loan sale and securitization markets. See " -- Business Strategy."

REVENUES

         TOTAL REVENUES. For the third quarter of fiscal 2004 total revenues decreased $48.3 million, or 67.3%, to $23.4 million from $71.8 million for fiscal 2003. For the first nine months of fiscal 2004 total revenues decreased $148.6 million, or 67.3%, to $72.2 million from $220.9 million for the first nine months of fiscal 2003. Our ability to borrow under credit facilities to finance new loan originations was limited for much of the first six months of fiscal 2004 and our inability to complete a securitization in the first and third quarters of fiscal 2004 accounted for this decrease in total revenues.

         GAIN ON SALE OF LOANS -- SECURITIZATIONS. During the third quarter of fiscal 2004, we were unable to complete a securitization of loans, and therefore no gains were recorded. In the third quarter of fiscal 2003 we recorded gains of $54.5 million on the securitization of $403.6 million of loans. For the nine months ended March 31, 2004, gains of $15.1 million were recorded on the securitization of $141.5 million of loans. This was a decrease of $155.3 million, or 91.1% below gains of $170.4 million recorded on securitizations of $1.2 billion of loans for the nine months ended March 31, 2003.

            The decrease in securitization gains for the three and nine months ended March 31, 2004 was due to our inability to complete securitizations of loans during the first and third quarters and our reduced level of loan originations during the first nine months of fiscal 2004. We completed a privately-placed securitization, with servicing released, recognizing gains on $136.0 million of loans in the second quarter. The $15.1 million in gains recorded in the nine months ended March 31, 2004 resulted from $136.0 million of loans securitized in the second quarter, the sale of $5.5 million of loans into an off-balance sheet facility before its expiration on July 5, 2003 and additional gains realized from our residual interests in the $35.0 million of loans remaining in the off-balance sheet facility from June 30, 2003.

         GAIN ON SALE OF LOANS -- WHOLE LOAN SALES. Gains on whole loan sales increased to $7.2 million for the three months ended March 31, 2004, from a loss of $4 thousand for the three months ended March 31, 2003. For the nine months ended March 31, 2004, gains on whole loan sales increased to $10.2 million from gains of $29 thousand for the nine months ended March 31, 2003. The volume of whole loan sales increased $479.6 million, to $481.8 million for the nine months ended March 31, 2004 from $2.2 million for the nine months ended March 31, 2003. The increase in the volume of whole loan sales for the nine months ended March 31, 2004 resulted from management's decision to adjust its business strategy to emphasize more whole loan sales and our inability to complete securitizations in the fourth quarter of fiscal 2003 and the first and third quarters of fiscal 2004. See "-- Business Strategy" and "-- Liquidity and Capital Resources" for further detail.

         INTEREST AND FEES. For the third quarter of fiscal 2004, interest and fee income increased $0.2 million, or 4.4%, to $4.9 million compared to $4.7 million in the same period of fiscal 2003. For the nine months ended March 31, 2004, interest and fee income decreased $1.7 million, or 12.7%, to $11.7 million compared to $13.4 million in the same period of fiscal 2003. Interest and fee income consists primarily of interest income earned on loans available for sale, interest income on invested cash and other ancillary fees collected in connection with loans originated and sold during the same quarter.

         The following schedule details interest and fees (in thousands):

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        MARCH 31,            MARCH 31,
                                                     --------------     ------------------
                                                      2004    2003       2004       2003
                                                     ------  ------     -------    -------
        Interest on loans and invested cash..........$3,711  $2,705     $ 8,975    $ 6,842
        Other fees................................... 1,159   1,960       2,715      6,551
                                                     ------  ------     -------    -------
        Total interest and fees......................$4,870  $4,665     $11,690    $13,393
                                                     ======  ======     =======    =======

         During the third quarter of fiscal 2004, interest income increased $1.0 million, or 37.2%, to $3.7 million from $2.7 million for the third quarter of fiscal 2003. The increase for the third quarter was due to a higher average balance of loans carried on balance sheet during the third quarter of fiscal 2004 resulting from our inability to complete a securitization in the third quarter of fiscal 2004. During the nine months ended March 31, 2004, interest income increased $2.1 million, or 31.2%, to $9.0 million from $6.8 million for the nine months ended March 31, 2003. The increase for the nine-month period resulted from our carrying a higher average loan balance during the first and third quarters of fiscal 2004 as compared to fiscal 2003 due to our inability to complete securitizations in the fourth quarter of fiscal 2003 and the first and third quarters of fiscal 2004. This increase was offset by a decrease of $0.5 million of investment interest income due to lower invested cash balances and lower interest rates on invested cash balances due to general decreases in market interest rates.

         During the third quarter of fiscal 2004, other fees decreased $0.8 million, or 40.9%, to $1.2 million from $2.0 million for the third quarter of fiscal 2003. Other fees decreased $3.8 million for the nine months ended March 31, 2004, or 58.6%, to $2.7 million from $6.6 million for the nine months ended March 31, 2003. These decreases were mainly due to our reduced ability to originate loans during these periods. Our ability to collect certain fees in connection with loans we originate and sell in the future may be impacted by proposed laws and regulations by various authorities. See "-- Legal and Regulatory Considerations."

         INTEREST ACCRETION ON INTEREST-ONLY STRIPS. Interest accretion of $9.6 million and $30.9 million were earned in the three and nine months ended March 31, 2004 compared to $12.1 million and $34.4 million in the three and nine months ended March 31, 2003. The decrease reflects the decline in the balance of our interest-only strips of $113.2 million, or 18.6%, to $496.7 million at March 31, 2004 from $609.9 million at March 31, 2003. However, cash flows from interest-only strips for the nine months ended March 31, 2004 totaled $111.8 million, an increase of $55.4 million from the nine months ended March 31, 2003 due to additional securitizations reaching final target overcollateralization levels and stepdown overcollateralization levels.

             SERVICING INCOME. Servicing income is comprised of contractual and ancillary fees collected on securitized loans serviced for others, less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended March 31, 2004, servicing income increased $0.8 million, to $1.3 million from $0.5 million for the three months ended March 31, 2003. For the nine months ended March 31, 2004, servicing income increased $1.1 million, or 42.9%, to $3.8 million from $2.7 million for the nine months ended March 31, 2003. Because loan prepayment levels in the first nine months of fiscal 2004 increased from the first nine months of fiscal 2003, the amortization of servicing rights has also increased. Amortization is recognized in proportion to contractual and ancillary fees collected. Therefore the collection of additional prepayment fees in the first nine months of fiscal 2004 has resulted in higher levels of amortization.

         The following table summarizes the components of servicing income for the three and nine months ended March 31, 2004 and 2003 (in thousands):

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            MARCH 31,               MARCH  31,
                                                     ---------------------      ------------------
                                                       2004         2003          2004      2003
                                                     --------     --------      --------  --------
        Contractual and ancillary fees...............$  9,825     $ 11,232      $ 34,777  $ 32,682
        Amortization of servicing rights.............  (8,542)     (10,746)      (30,967)  (30,015)
                                                     --------     --------      --------  --------
        Net servicing income.........................$  1,283     $    486      $  3,810  $  2,667
                                                     ========     ========      ========  ========

EXPENSES

         TOTAL EXPENSES. Total expenses increased $2.4 million, or 3.3%, to $74.1 million for the three months ended March 31, 2004 compared to $71.7 million for the three months ended March 31, 2003. Total expenses decreased $8.7 million, or 4.1%, to $205.3 million for the nine months ended March 31, 2004 compared to $214.0 million for the nine months ended March 31, 2003. As described in more detail below, the increase for the third quarter of fiscal 2004 was due to increases in employee related costs, provision for loan losses and securitization assets valuation adjustments. The decrease for the nine-month period was mainly a result of decreases in losses on derivative financial instruments classified as trading, sales and marketing expenses, general and administrative expenses and interest expense during the nine months ended March 31, 2004, partially offset by increases in employee related costs, provision for loan losses and securitization assets valuation adjustments.

         INTEREST EXPENSE. The three major components of interest expense are interest on subordinated debentures, interest on warehouse lines of credit used to fund loans, and interest on senior collateralized subordinated notes. During the third quarter of fiscal 2004, interest expense increased $0.1 million, or 0.5%, to $16.9 million compared to $16.8 million for the third quarter of fiscal 2003. During the first nine months of fiscal 2004, interest expense decreased $0.7 million, or 1.3%, to $50.4 million compared to $51.1 million for the nine months ended March 31, 2003.

         The increase in interest expense for the three months ended March 31, 2004 was primarily attributable to higher average outstanding balances under warehouse lines of credit due to a higher volume of loans held on balance sheet during the period.

         The decrease in interest expense for the nine months ended March 31, 2004 was primarily attributable to the decline in average subordinated debentures outstanding as a result of the first exchange offer, partially offset by higher average outstanding balances under warehouse lines of credit and interest expense on senior collateralized subordinated notes issued in the first exchange offer.

         The following schedule details interest expense (in thousands):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           MARCH 31,              MARCH 31,
                                                      --------------------   -------------------
                                                       2004         2003      2004         2003
                                                      -------     --------   -------     -------
        Interest on subordinated debentures...........$14,474     $ 16,439   $46,705     $49,997
        Interest to fund loans.......................   1,264          356     2,435         989
        Interest on senior collateralized subordinated
           notes .....................................  1,135           --     1,144          --
        Other interest................................     28           29        85          71
                                                      -------     --------   -------     -------
              Total interest expense..................$16,901     $ 16,824   $50,369     $51,057
                                                      =======     ========   =======     =======

         Average subordinated debentures outstanding during the three months ended March 31, 2004 were $610.0 million compared to $704.3 million during the three months ended March 31, 2003, the decrease as a result of the first exchange offer. Average interest rates paid on subordinated debentures outstanding increased to 9.27% during the three months March 31, 2004 from 9.09% during the three months ended March 31, 2003. Average subordinated debentures outstanding during the nine months ended March 31, 2004 were $670.6 million compared to $684.2 million during the nine months ended March 31, 2003. Average interest rates paid on subordinated debentures outstanding decreased to 8.99% during the nine months ended March 31, 2004 from 9.42% during the nine months ended March 31, 2003.

         Rates offered on subordinated debentures were reduced beginning in the fourth quarter of fiscal 2001 and had continued downward through the fourth quarter of fiscal 2003 in response to decreases in market interest rates as well as declining cash needs during that period. The weighted-average interest rate of subordinated debentures issued at its peak rate, which was the month of February 2001, was 11.85% compared to the average interest rate of subordinated debentures issued in the month of June 2003 of 7.49%. The weighted-average interest rate on subordinated debentures issued during the month of March 2004 was 10.91%, an increase that reflects our financial condition. We expect to reduce the interest rates offered on subordinated debentures over time as our business and cash needs, our financial condition, liquidity, future results of operations, market interest rates and competitive factors permit.

         The average outstanding balances under warehouse lines of credit were $152.7 million during the three months ended March 31, 2004, compared to $51.4 million during the three months ended March 31, 2003. The average outstanding balances under warehouse lines of credit were $113.5 million during the nine months ended March 31, 2004, compared to $42.3 million during the nine months ended March 31, 2003. The increase in the average balance on warehouse lines was due to a higher volume of loans held on balance sheet during the fiscal 2004 periods. Interest rates paid on warehouse lines are generally based on one-month LIBOR plus an interest rate spread ranging from 2.00% to 2.50%. One-month LIBOR has decreased from approximately 1.3% at March 31, 2003 to 1.1% at March 31, 2004.

         Average senior collateralized subordinated notes was $47.2 million during the three months ended March 31, 2004 resulting from the first exchange offer. The average rate paid on senior collateralized subordinated notes outstanding was 9.72% during the three months ended March 31, 2004.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses on loans and leases available for sale for the three months ended March 31, 2004 increased $3.2 million, or 183.8%, to $4.9 million, compared to $1.7 million for the three months ended March 31, 2003. The provision for credit losses on loans and leases available for sale for the nine months ended March 31, 2004 increased $8.1 million, or 173.8%, to $12.8 million, compared to $4.7 million for the nine months ended March 31, 2003. The increase in the provision for loan losses for the three and nine month periods ended March 31, 2004 was primarily due to the higher amounts of loans repurchased from securitization trusts. A related allowance for loan losses on repurchased loans is included in our provision for credit losses in the period of repurchase. During the nine months ended March 31, 2004 we repurchased $37.0 million of loans from securitization trusts, compared to $19.5 million of loan repurchases for the comparable period in fiscal 2003. Principal loss severity on repurchased loans generally ranged from 15% to 35%. See "--Securitizations -- Trigger Management" for further discussion of repurchases from securitization trusts.

         Non-accrual loans were $5.7 million at March 31, 2004, compared to $5.4 million at June 30, 2003 and $5.9 million at March 31, 2003. See "-- Total Portfolio Quality" for further detail.

         The allowance for credit losses was $2.3 million, or 1.8% of loans and leases available for sale at March 31, 2004 compared to $2.8 million or 1.0% of loans and leases available for sale at June 30, 2003 and $2.0 million, or 3.6% of loans and leases available for sale at March 31, 2003. The allowance for credit losses as a percentage of loans available for sale at March 31, 2004 increased from June 30, 2003 due to the decrease in the balance of accruing loans available for sale relative to the amount of more heavily reserved non-accrual loans carried on our balance sheet. Compared to March 31, 2003, the allowance as a percentage of loans available for sale decreased due to the higher balance of accruing loans. See "-- Total Portfolio Quality" for a discussion of non-accrual loans carried on our balance sheet. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required, particularly if economic conditions deteriorate.

         The following table summarizes changes in the allowance for credit losses for the three and nine months ended March 31, 2004 and 2003 (in thousands):

                                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        MARCH  31,         MARCH 31,
                                                   -----------------   --------   -------
                                                    2004      2003       2004      2003
                                                   -------   -------   --------   -------
         Balance at beginning of  period.......... $ 3,184   $ 3,581   $  2,848   $ 3,705
         Provision for credit losses..............   4,876     1,718     12,846     4,692
         (Charge-offs) recoveries, net............  (5,784)   (3,346)   (13,418)   (6,444)
                                                   -------   -------   --------   -------
         Balance at end of period................. $ 2,276   $ 1,953   $  2,276   $ 1,953
                                                   =======   =======   ========  ========

         The following tables summarize the changes in the allowance for credit losses by loan and lease type (in thousands):

                                                  BUSINESS     HOME
                                                   PURPOSE    EQUITY   EQUIPMENT
         THREE MONTHS ENDED MARCH 31, 2004:         LOANS     LOANS     LEASES     TOTAL
         ----------------------------------------- -------   -------   --------   --------
         Balance at beginning of period........... $   696   $ 2,321   $    167   $  3,184
         Provision for credit losses..............   1,088     3,955       (167)     4,876
         (Charge-offs) recoveries, net............  (1,281)   (4,503)  $      -     (5,784)
                                                   -------   -------   --------   --------
         Balance at end of period................. $   503   $ 1,773   $      -   $  2,276
                                                   =======   =======   ========   ========

                                                  BUSINESS     HOME
                                                   PURPOSE    EQUITY   EQUIPMENT
         NINE MONTHS ENDED MARCH 31, 2004:          LOANS     LOANS     LEASES     TOTAL
         ----------------------------------------- -------   --------  ---------  --------
         Balance at beginning of period........... $   593   $  2,085  $    170   $  2,848
         Provision for credit losses..............   2,968     10,088      (210)    12,846
         (Charge-offs) recoveries, net............ $(3,058)   (10,400)       40    (13,418)
                                                   -------   --------  --------   --------
         Balance at end of period................. $   503   $  1,773  $      -   $  2,276
                                                   =======   ========  ========   ========

                                                   BUSINESS    HOME
                                                   PURPOSE    EQUITY   EQUIPMENT
         THREE MONTHS ENDED MARCH 31, 2003:         LOANS     LOANS     LEASES     TOTAL
         ----------------------------------------- -------   --------  --------   --------
         Balance at beginning of period........... $ 1,387   $  1,898  $    296   $  3,581
         Provision for credit losses..............     229      1,392        97      1,718
         (Charge-offs) recoveries, net............  (1,016)    (2,153)     (177)    (3,346)
                                                   -------   --------  --------   --------
         Balance at end of period................. $   600   $  1,137  $    216   $  1,953
                                                   =======   ========  ========   ========

                                                   BUSINESS    HOME
                                                   PURPOSE    EQUITY   EQUIPMENT
         NINE MONTHS ENDED MARCH 31, 2003:          LOANS     LOANS     LEASES     TOTAL
         ----------------------------------------- -------   --------  --------   --------
         Balance at beginning of period........... $ 1,388   $  1,998  $    319   $  3,705
         Provision for credit losses..............   1,079      3,257       356      4,692
         (Charge-offs) recoveries, net............  (1,867)    (4,118)     (459)    (6,444)
                                                   -------   --------  --------   --------
         Balance at end of period................. $   600   $  1,137  $    216   $  1,953
                                                   =======   ========  ========   ========

         The following table summarizes net charge-off experience by loan type for the three and nine months ended March 31, 2004, and 2003 (in thousands):

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         MARCH 31,             MARCH 31,
                                                     --------------         ---------------
                                                      2004    2003           2004     2003
                                                     ------  ------         -------  ------
        Business purpose loans...................    $1,281  $1,016         $ 3,058  $1,867
        Home equity loans........................     4,503   2,153          10,400   4,118
        Equipment leases.........................         -     177             (40)    459
                                                     ------  ------         -------  ------
        Total....................................    $5,784  $3,346         $13,418  $6,444
                                                     ======  ======         =======  ======

         EMPLOYEE RELATED COSTS. For the third quarter of fiscal 2004, employee related costs increased $1.8 million, or 18.7%, to $11.2 million from $9.4 million in the third quarter of fiscal 2003. For the nine months ended March 31, 2004, employee related costs increased $6.9 million, or 22.9%, to $36.8 million from $30.0 million in the prior year. The increase in employee related costs for the three and nine months ended March 31, 2004 was primarily attributable to a decrease in the amount of expenses deferred under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," referred to as SFAS No. 91 in this document, due to the reduction in loan originations and the inability to defer loan origination costs under SFAS No. 91. The decrease in SFAS No. 91 deferrals totaled $23.2 million. Decreases in loan origination commissions, base salaries due to the workforce reductions discussed below, and bonuses partially offset the effect of reduced SFAS No. 91 cost deferrals.

         Total employees at March 31, 2004 were 781 compared to 1,093 at March 31, 2003. Since June 30, 2003, our workforce has decreased by approximately 340 employees. With our business strategy's focus on whole loan sales and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions and we reduced our workforce by approximately 250 employees. In addition, we experienced a net loss of approximately 90 additional employees who have resigned since June 30, 2003. These workforce reductions and resignations represent a 30% decrease in staffing levels from June 30, 2003. As part of our business strategy's focus on offering a broader mortgage product line, we have added 101 employees in our broker business since December 31, 2003.

SALES AND MARKETING EXPENSES. For the third quarter of fiscal 2004, sales and marketing expenses decreased $2.4 million, or 34.1%, to $4.6 million from $7.0 million for the third quarter of fiscal 2003. For the nine months ended March 31, 2004, sales and marketing expenses decreased $9.6 million, or 47.7%, to $10.5 million from $20.1 million for the nine months ended March 31, 2003. The decreases were primarily due to decreases in expenses for direct mail advertising and broker commissions for home equity and business loan originations. We expect to continue streamlining our sales and marketing costs in the future by offering a wider array of loan products that we believe will enable us to increase our loan origination conversion rates. By increasing our conversion rates, we expect to be able to lower our overall sales and marketing costs per dollar originated. See "-- Business Strategy" for further discussion.

         TRADING (GAINS) AND LOSSES. During the three months ended March 31, 2004, we recognized net gains of $1.7 million on derivative financial instruments and hedged items. This compares to net losses of $0.8 million for the three months ended March 31, 2003. For the nine months ended March 31, 2004, we recognized net gains of $6.8 million compared to net losses of $5.3 million for the nine months ended March 31, 2003. For more detail on our hedging and trading activities see "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments."

         GENERAL AND ADMINISTRATIVE EXPENSES. For the third quarter of fiscal 2004, general and administrative expenses decreased $2.1 million, or 8.4%, to $23.3 million from $25.4 million for the third quarter of fiscal 2003. For the nine months ended March 31, 2004, general and administrative expenses decreased

$5.9 million, or 8.5%, to $63.7 million from $69.6 million for the nine months ended March 31, 2003. The decrease for the nine-month period was primarily attributable to a decrease of $12.6 million in costs associated with servicing and collecting our total managed portfolio including expenses associated with REO and delinquent loans, and a $5.2 million decrease in costs associated with customer retention incentives, partially offset by $8.9 million in fees on new credit facilities, a $1.6 million increase in professional fee expenses, a $1.1 million increase in business insurance expense, and a $0.7 million write-off of deferred selling costs related to the first exchange offer.

         SECURITIZATION ASSETS VALUATION ADJUSTMENT. During the three months ended March 31, 2004, we recorded total pre-tax valuation adjustments on our securitization assets of $23.2 million, of which $15.1 million was reflected as expense on the income statement and $8.1 million was reflected as an adjustment to other comprehensive income. For the three months ended March 31, 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $16.9 million, of which $10.7 million was reflected as expense on the income statement and $6.2 million was reflected as an adjustment to other comprehensive income.

         During the nine months ended March 31, 2004, we recorded total pre-tax valuation adjustments on our securitization assets of $54.6 million, of which $37.8 million was reflected as an expense on the income statement and $16.7 million was reflected as an adjustment to other comprehensive income. During the nine months ended March 31, 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $50.0 million, of which $33.3 million was reflected as an expense on the income statement and $16.7 million was reflected as an adjustment to other comprehensive income.

         See "-- Off-Balance Sheet Arrangements" and "-- Securitizations" for further detail of these adjustments.

BALANCE SHEET INFORMATION

                                  BALANCE SHEET DATA
                     (Dollars in thousands, except per share data)

                                                                MARCH 31,   JUNE 30,
                                                                  2004        2003
                                                                --------   ----------
            Cash and cash equivalents.........................  $ 31,375   $   47,475
            Loan and lease receivables, net:
              Available for sale..............................   121,518      271,402
              Interest and fees...............................    20,655       15,179
              Other...........................................    36,362       23,761
            Interest-only strips..............................   496,709      598,278
            Servicing rights..................................    82,823      119,291
            Receivable for sold loans.........................        --       26,734
            Deferred income tax asset.........................    38,581           --
            Total assets......................................   898,219    1,159,351

            Subordinated debentures...........................   585,797      719,540
            Senior collateralized subordinated notes..........    55,420           --
            Warehouse lines and other notes payable...........    86,644      212,916
            Accrued interest payable..........................    37,571       45,448
            Deferred income tax liability.....................        --       17,036
            Total liabilities.................................   888,055    1,117,282
            Total stockholders' equity........................    10,164       42,069

            Book value per common share.......................  $   3.23   $    14.28

         Total assets decreased $261.1 million, or 22.5%, to $898.2 million at March 31, 2004 from $1,159.4 million at June 30, 2003 primarily due to decreases in cash and cash equivalents, loan and lease receivables available for sale, interest-only strips, servicing rights and receivable for sold loans.

         Cash and cash equivalents decreased due to liquidity issues, which reduced our ability to originate loans for sale, our operating losses during the first, second and third quarters of fiscal 2004 and a reduction in the issuance of subordinated debentures.

         Loan and lease receivables - Available for sale decreased $149.9 million, or 55.2% due to whole loan sales and a privately-placed securitization during the second quarter ended December 31, 2003, coupled with a reduction in loan originations caused by our liquidity issues. Loan and lease receivables at June 30, 2003 were at a historically high level due to our inability to complete a securitization during the fourth quarter of fiscal 2003.

         Activity of our interest-only strips for the nine months ended March 31, 2004 and 2003 was as follows (in thousands):

                                                                                NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           -------------------------
                                                                              2004           2003
                                                                           ---------       ---------
               Balance at beginning of period..............................$ 598,278       $ 512,611
               Initial recognition of interest-only strips.................   25,523         141,511
               Cash flow from interest-only strips......................... (133,587)       (109,849)
               Required purchases of additional overcollateralization......   21,826          53,496
               Interest accretion..........................................   30,942          34,361
               Termination of lease securitization (a).....................   (1,759)         (1,741)
               Adjustment to obligation to repurchase loans................    2,485           2,158
               Net temporary adjustments to fair value (b).................  (14,651)          6,128
               Other than temporary adjustments to fair value (b)..........  (32,348)        (28,784)
                                                                           ---------       ---------
               Balance at end of period....................................$ 496,709       $ 609,891
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

         The following table summarizes our purchases of overcollateralization by securitization trust for the nine months ended March 31, 2004 and the fiscal years ended June 30, 2003 and 2002. Purchases of overcollateralization represent amounts of residual cash flows from interest-only strips retained by the securitization trusts to establish required overcollateralization levels in the trust. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates. See "-- Off-Balance Sheet Arrangements -- Securitizations" for a discussion of overcollateralization requirements.

     SUMMARY OF MORTGAGE LOAN SECURITIZATION OVERCOLLATERALIZATION PURCHASES
                                 (in thousands)

                                             2003-2   2003-1  2002-4  2002-3  Other(a)   TOTAL
                                             ------  -------  ------  ------  --------  -------
NINE MONTHS ENDED MARCH 31, 2004:
Required purchases of additional
   overcollateralization.....................$1,651  $13,377  $9,322  $1,978  $(4,502)  $21,826
                                             ======  =======  ======  ======  =======   =======

(a) includes the recovery of $9.5 million of overcollateralization from an off-balance sheet mortgage conduit facility.

                                       2003-1    2002-4     2002-3   2002-2     2002-1      2001-4    2001-3  2001-2  Other   TOTAL
                                       ------    -------    -------  -------    -------    -------    -----   ------  ------ -------
YEAR ENDED JUNE 30, 2003:
Initial overcollateralization........  $   --    $ 3,800    $    --  $    --    $    --    $    --    $   --  $   --  $6,841 $10,641
Required purchases of additional
   overcollateralization.............   4,807      8,728     10,972   13,300     10,586     12,522     7,645   3,007   1,686  73,253
                                       ------    -------    -------  -------    -------    -------    ------  ------  ------ -------
   Total.............................  $4,807    $12,528    $10,972  $13,300    $10,586    $12,522    $7,645  $3,007  $8,527 $83,894
                                       ======    =======    =======  =======    =======    =======    ======  ======  ====== =======

                                       2002-1  2001-4   2001-3    2001-2   2001-1   2000-4   2000-3  2000-2  2000-1  Other   TOTAL
                                       ------  -------  -------  -------   -------  -------  ------  ------  ------  -----   -----
YEAR ENDED JUNE 30, 2002:
Required purchases of additional
   overcollateralization.............  $3,814  $   908  $ 4,354  $11,654  $  8,700  $ 6,326  $3,074  $4,978  $2,490  $ 973   $47,271
                                       ======  =======  =======  =======   =======  =======  ======  ======  ======  =====   =======

         Servicing rights decreased $36.5 million, or 30.6%, to $82.8 million at March 31, 2004 from $119.3 million at June 30, 2003, primarily due to our inability to complete a securitization in the first and third quarters of fiscal 2004, completing a privately-placed securitization with servicing released in the second quarter of fiscal 2004, amortization of servicing rights and a $5.5 million write down of servicing rights mainly due to the impact of higher than expected prepayment experience.

         The receivable for sold loans of $26.7 million at June 30, 2003 resulted from a whole loan sale transaction which closed on June 30, 2003, but settled in cash on July 1, 2003.

         Total liabilities decreased $229.2 million, or 20.5%, to $888.1 million at March 31, 2004 from $1,117.3 million at June 30, 2003 primarily due to decreases in warehouse lines and other notes payable, subordinated debentures outstanding and deferred income taxes. The decrease in warehouse lines and other notes payable was due to sales during the first nine months of fiscal 2004 of loans that we originated in fiscal 2003 and to the substantial reduction in the amount of loans we originated during the first nine months of fiscal 2004.

         During the nine months ended March 31, 2004, subordinated debentures decreased $133.7 million, or 18.6 %, to $585.8 million primarily due to the conversion of $117.2 million of subordinated debentures into 61.8 million shares of Series A Preferred Stock and $55.4 million of senior collateralized subordinated notes and the temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Our deferred income tax position changed from a liability of $17.0 million at June 30, 2003 to an asset of $38.6 million at March 31, 2004. This change from a liability position is the result of the federal and state tax benefits of $50.6 million recorded on our pre-tax loss for the nine months ended March 31, 2004, which will be realized against anticipated future years' state and federal taxable income. Factors we considered in determining that it is more likely than not we will realize this deferred tax asset included: the circumstances producing the losses for the fourth quarter of fiscal 2003 and the nine months ended March 31, 2004; the anticipated impact our adjusted business strategy will have on producing more currently taxable income than our previous strategy produced due to higher loan originations and shifting from securitizations to whole loan sales; and the likely utilization of our net operating loss carryforwards. In addition, a federal benefit of $5.2 million was recognized on the portion of the valuation adjustment on our interest-only strips, which was recorded through other comprehensive income. These benefits were partially offset by a refund of a $0.2 million overpayment on our June 30, 2002 federal tax return.

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

                                                  MARCH 31,                  DECEMBER 31,                 SEPTEMBER 30,
                                                    2004                         2003                         2003
                                          ----------------------        ----------------------       ----------------------
DELINQUENCY BY TYPE                         AMOUNT           %            AMOUNT           %           AMOUNT           %
-------------------                       ----------       -----        ----------       -----       ----------       -----
MANAGED BY ABFS:
  BUSINESS PURPOSE LOANS
  Total managed portfolio.................$  278,608                    $  307,807                   $  364,970
                                          ==========                    ==========                   ==========
  Period of delinquency:
    31-60 days............................$    4,864        1.75%       $    6,640        2.16%      $    5,761        1.57%
    61-90 days............................     5,798        2.08             7,109        2.31            6,129        1.68
    Over 90 days..........................    52,434       18.82            47,449       15.41           42,831       11.74
                                          ----------       -----        ----------       -----       ----------       -----
    Total delinquencies...................$   63,096       22.65%       $   61,198       19.88%      $   54,721       14.99%
                                          ==========       =====        ==========       =====       ==========       =====
  REO.....................................$    4,411                    $    1,879                   $    4,491
                                          ==========                    ==========                   ==========
  HOME EQUITY LOANS
  Total managed portfolio.................$1,914,165                    $2,179,052                   $2,601,125
                                          ==========                    ==========                   ==========
  Period of delinquency:
    31-60 days............................$   36,885        1.93%       $   53,522        2.46%      $   53,514        2.06%
    61-90 days............................    21,964        1.15            31,668        1.45           36,729        1.41
    Over 90 days..........................   121,999        6.37           125,212        5.75          122,997        4.73
                                          ----------       -----        ----------       -----       ----------       -----
    Total delinquencies...................$  180,848        9.45%       $  210,402        9.66%      $  213,240        8.20%
                                          ==========       =====        ==========       =====       ==========       =====
  REO.....................................$   21,778                    $   22,359                   $   21,561
                                          ==========                    ==========                   ==========
  EQUIPMENT LEASES
  Total managed portfolio.................$        -                    $    3,669                   $    5,705
                                          ==========                    ==========                   ==========
  Period of delinquency:
    31-60 days............................$        -           -%       $      419       11.42%      $      248        4.34%
    61-90 days............................         -           -                93        2.54               40        0.70
    Over 90 days..........................         -           -               127        3.46              200        3.51
                                          ----------       -----        ----------       -----       ----------       -----
    Total delinquencies...................$        -           -%       $      639       17.42%      $      488        8.55%
                                          ==========       =====        ==========       =====       ==========       =====

TOTAL MANAGED BY ABFS
Total managed portfolio...................$2,192,773                    $2,490,528                   $2,971,800
                                          ==========                    ==========                   ==========
  Period of delinquency:
    31-60 days............................$   41,749        1.90%       $   60,581        2.43%      $   59,523        2.00%
    61-90 days............................    27,762        1.27            38,870        1.56           42,898        1.44
    Over 90 days..........................   174,433        7.95           172,788        6.94          166,028        5.59
                                          ----------       -----        ----------       -----       ----------       -----
    Total delinquencies...................$  243,944       11.12%       $  272,239       10.93%      $  268,449        9.03%
                                          ==========       =====        ==========       =====       ==========       =====
  REO.....................................$   26,189        1.19%       $   24,238        0.97%      $   26,052        0.88%
                                          ==========       =====        ==========       =====       ==========       =====
SERVICED BY OTHERS:
  Total portfolio serviced by others......$  156,644                    $  167,582                   $        -
                                          ==========                    ==========                   ==========
  Period of delinquency:
    31-60 days............................$    8,649        5.52%       $   10,112        6.04%      $        -           -%
    61-90 days............................     3,529        2.25             3,198        1.91                -           -
    Over 90 days..........................     5,804        3.71             1,984        1.18                -           -
                                          ----------       -----        ----------       -----       ----------       -----
    Total delinquencies...................$   17,982       11.48%       $   15,294        9.13%      $        -           -%
                                          ==========       =====        ==========       =====       ==========       =====

                                          MARCH 31,              DECEMBER 31,             SEPTEMBER 30,
                                            2004                     2003                    2003
                                     -------------------      -------------------      ------------------
                                       AMOUNT        %          AMOUNT       %           AMOUNT        %
                                     ----------    -----      ----------   ------      ----------    ----
TOTAL PORTFOLIO..................... $2,349,417               $2,658,110               $2,971,800
                                     ==========               ==========               ==========
  Period of delinquency:
    31-60 days...................... $   50,398     2.15%     $   70,693     2.66%     $   59,523    2.00%
    61-90 days......................     31,291     1.33          42,068     1.58          42,898    1.44
    Over 90 days....................    180,237     7.67         174,772     6.58         166,028    5.59
                                     ----------    -----      ----------   ------      ----------    ----
    Total delinquencies............. $  261,926    11.15%     $  287,533    10.82%     $  268,449    9.03%
                                     ==========    =====      ==========   ======      ==========    ====
  REO............................... $   26,189     1.11%     $   24,238     0.91%     $   26,052    0.88%
                                     ==========    =====      ==========   ======      ==========    ====

Losses experienced during the period
    (a)(b):
    Loans........................... $   10,923     1.71%     $   12,375     1.77%     $    8,100    0.97%
                                                   =====                   ======                    ====
    Leases..........................          -        -%            (41)  (3.49)%              1    0.06%
                                     ----------    =====      ----------   ======      ----------    ====
Total Losses........................ $   10,923     1.71%     $   12,334     1.76%     $    8,101    0.97%
                                     ==========    =====      ==========   ======      ==========    ====

    (a)  Percentage based on annualized losses and average total portfolio.

    (b) Losses recorded on our books were $7.6 million ($5.7 million from charge-offs through the provision for loan losses and $1.9 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $3.3 million for the three months ended March 31, 2004. Losses recorded on our books were $7.7 million ($6.1 million from charge-offs through the provision for loan losses and $1.6 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $4.6 million for the three months ended December 31, 2003. Losses recorded on our books were $3.5 million ($1.5 million from charge-offs through the provision for loan losses and $2.0 million for write downs of real estate owned) and losses absorbed by loan securitization trusts were $4.6 million for the three months ended September 30, 2003. Losses recorded on our books include losses for loans we hold as available for sale or real estate owned and loans repurchased from securitization trusts.

         The following table summarizes key delinquency statistics related to loans, leases and REO recorded on our balance sheet and their related percentage of our available for sale portfolio (dollars in thousands):

                                                    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                                      2004           2003            2003
                                                    ---------    ------------    ------------
Delinquent loans and leases on balance sheet (a)...  $5,565         $7,213         $11,825
% of on balance sheet loan and lease receivables...    4.62%          6.18%           7.21%

Loans and leases in non-accrual status on balance
      sheet (b)....................................  $5,706         $6,896         $11,941
% of on balance sheet loan and lease receivables...    4.73%          5.91%           7.28%

Allowance for losses on available for sale loans
      and leases...................................  $2,276         $3,184         $ 5,470
% of available for sale loans and leases...........    1.84%          2.68%           3.25%

Real estate owned on balance sheet.................  $2,508         $3,077         $ 4,566


____________________________
(a) Delinquent loans and leases are included in total delinquencies in the previously presented "Total Portfolio Quality" table. Included in total delinquencies are loans in non-accrual status of $5.3 million, $6.6 million and $10.7 million at March 31, 2004, December 31, 2003 and September 30, 2003, respectively.

(b) It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans and leases are included in total delinquencies in the previously presented "Total Portfolio Quality" table.

             DEFERMENT AND FORBEARANCE ARRANGEMENTS. From time to time, borrowers are confronted with events, usually involving hardship circumstances or temporary financial setbacks that adversely affect their ability to continue payments on their loan. To assist borrowers, we may agree to enter into a deferment or forbearance arrangement. Prevailing economic conditions may affect the borrower's ability to make their regular payments. We may take these conditions into account when we evaluate a borrower's request for assistance for relief from the borrower's financial hardship.

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

         Principal guidelines currently applicable to the forbearance process include the following: (i) the borrower must have first and/or second mortgages with us; (ii) the borrower's account was originated at least six months prior to the request for forbearance; (iii) the borrower's account must be at least three payments delinquent to qualify for a forbearance agreement; (iv) the borrower must submit a written request for forbearance containing an explanation for his or her previous delinquency and setting forth the reasons that the borrower now believes he or she is able to meet his or her loan obligations; and (v) the borrower must make a down payment of at least one month's past due payments of principal and interest in order to enter into a forbearance agreement, and the borrower who is six or more payments delinquent must make a down payment of at least two past due payments. No request for forbearance may be denied without review by our senior vice president of collections or his designee.

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

         As a result of these arrangements, we reset the contractual status of a loan in our managed portfolio from delinquent to current based upon the borrower's resumption of making their principal and interest loan payments. A loan remains current after a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement), and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, we will generally declare the account in default, reflect it as a delinquent loan in our delinquency statistics and resume collection actions.

         The following table presents, as of the end of our last eight quarters, information regarding loans under deferment and forbearance arrangements, which are reported as current loans if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) and thus not included in delinquencies in the delinquency table (dollars in thousands):

                                            Cumulative Unpaid Principal Balance
                                     ------------------------------------------------
                                                                                            % of
                                                                                          Portfolio
                                         Under            Under                            Managed
                                       Deferment       Forbearance         Total(a)        by ABFS
                                      -------------    -------------     -------------    -----------
June 30, 2002.................         $  64,958        $  73,705          $ 138,663         4.52%
September 30, 2002............            67,282           76,649            143,931         4.50
December 31, 2002.............            70,028           81,585            151,613         4.55
March 31, 2003................            85,205           84,751            169,956         4.89
June 30, 2003.................           110,487           87,199            197,686         5.41
September 30, 2003............           141,547           80,467            222,014         7.47
December 31, 2003.............           152,664           75,769            228,433         9.17
March 31, 2004................           162,576           66,844            229,420        10.46

____________________________
(a) Included in cumulative unpaid principal balance are loans with arrangements that were entered into longer than twelve months ago. At March 31, 2004, there was $33.2 million of cumulative unpaid principal balance under deferment arrangements and $35.1 million of cumulative unpaid principal balance under forbearance arrangements that were entered into prior to January 2003.

         Additionally, there are loans under deferment and forbearance arrangements, which have returned to delinquent status. At March 31, 2004 there was $49.6 million of cumulative unpaid principal balance under deferment arrangements and $55.1 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more.

         During the final six months of fiscal 2003 and the first six months of fiscal 2004, we experienced a pronounced increase in the number of borrowers under deferment arrangements and in light of the weakened economic environment during that twelve-month period we made use of deferment arrangements to a greater degree than in prior periods. We currently expect this condition to be temporary.

         The following table presents the amount of unpaid principal balance of loans that entered into a deferment or forbearance arrangement in each quarter of fiscal 2003 and the first three quarters of fiscal 2004 (dollars in thousands):

                                          Unpaid Principal Balance Impacted by
                                                      Arrangements
                                     ------------------------------------------------
                                                                                            % of
                                                                                          Portfolio
                                         Under             Under                           Managed
Quarter Ended:                         Deferment        Forbearance         Total          by ABFS
                                     --------------    --------------    ------------     -----------
September 30, 2002............          $ 11,619          $ 23,564         $ 35,183          1.10%
December 31, 2002.............            17,015            27,004           44,019          1.32
March 31, 2003................            37,117            28,051           65,168          1.87
June 30, 2003.................            44,840            18,064           62,904          1.72
September 30, 2003............            58,419            15,955           74,374          2.50
December 31, 2003.............            52,029            14,272           66,301          2.66
March 31, 2004................            32,812             4,139           36,951          1.69

         DELINQUENT LOANS AND LEASES. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total portfolio were $261.9 million at March 31, 2004 compared to $229.1 million at June 30, 2003 and $220.1 million at March 31, 2003. Total delinquencies as a percentage of the total portfolio were 11.15% at March 31, 2004 compared to 6.27% at June 30, 2003 and 6.33% at March 31, 2003. The increases in delinquencies and delinquency percentages in fiscal 2004 and 2003 were mainly due to the impact on our borrowers of continued uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers and the seasoning of the total portfolio. These factors have resulted in a significant increase in the usage of deferment and forbearance activities. In addition, the delinquency percentage has increased due to increased prepayment rates resulting from refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A decrease in the amount of loans originated and securitized and an increase in whole loan sales with servicing released also contributed to the increase in the delinquency percentage in fiscal 2004 from 2003. As the total portfolio continues to season, and if our economy continues to lag or worsen, the delinquency rate may continue to increase. Delinquent loans and leases held as available for sale on our balance sheet increased from $5.4 million at June 30, 2003 to $5.6 million at March 31, 2004.

         REAL ESTATE OWNED. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, decreased to $26.2 million, or 1.11% of the total portfolio at March 31, 2004 compared to $35.2 million, or 1.01% at March 31, 2003. We discontinued requiring a borrower to execute a deed in lieu of foreclosure as a condition to entering into a forbearance agreement. The decrease in the volume of REO was mainly due to processes we have implemented to decrease the cycle time in the disposition of REO properties. Part of this strategy, may from time to time, include bulk sales of REO properties. Reducing the time properties are carried reduces carrying costs for interest on funding the cost of the property, legal fees, taxes, insurance and maintenance related to these properties. As the total portfolio seasons and if our economy continues to lag or worsen, the REO balance may increase. REO held by us on our balance sheet decreased from $4.8 million at June 30, 2003 to $2.5 million at March 31, 2004.

         LOSS EXPERIENCE. During the three months ended March 31, 2004, we experienced net loan and lease charge-offs in the total portfolio of $10.9 million, or 1.71% on an annualized basis, compared to net loan and lease charge-offs in the total portfolio of $8.6 million, or 1.01% during the three months ended March 31, 2003, and $12.3 million, or 1.76% during the three months ended December 31, 2003. The increase in net loan charge-offs from the three months ended March 31, 2003 was mainly due to the larger volume of loans which became delinquent and an acceleration in the amount of seriously delinquent loans which were liquidated during the current period. Principal loss severity experience on delinquent loans generally has ranged from 15% to 35% of principal and loss severity experience on REO generally has ranged from 25% to 40% of principal. See "-- Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity. See "-- Securitizations" for more detail on credit loss assumptions used to estimate the fair value of our interest-only strips and servicing rights compared to actual loss experience.

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

                                                             AMOUNT MATURING AFTER MARCH 31, 2004
                                        ---------------------------------------------------------------------------------------
                                         MONTHS     MONTHS      MONTHS      MONTHS     MONTHS      THERE-               FAIR
                                         1 TO 12   13 TO 24    25 TO 36    37 TO 48   49 TO 60     AFTER       TOTAL    VALUE
                                        --------   --------    --------    --------   --------    --------   --------  --------
RATE SENSITIVE ASSETS:
Loans available for sale (a)..........  $116,850   $     56    $     60    $     65   $     71    $  4,416   $121,518  $126,877
Interest-only strips..................   122,222    113,137      95,733      73,210     57,191     203,961    665,454   496,709
Servicing rights......................    25,825     20,284      15,897      12,464      9,765      30,748    114,983    82,823
Investments held to maturity..........       328        448          72          --         --          --        848       876

RATE SENSITIVE LIABILITIES:
Fixed interest rate borrowings........  $329,386   $188,941    $ 87,203    $ 12,113   $  6,229    $ 18,391   $642,263  $640,993
Average interest rate.................      9.34%      9.53%       9.65%       9.62%     10.67%      11.98%      9.53%
Variable interest rate borrowings.....  $ 85,598   $     --    $     --    $     --   $     --    $     --   $ 85,598  $ 85,598
Average interest rate.................      3.44%        --          --          --         --          --       3.44%

____________________________

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

         A significant variable affecting the gain on sale of loans in a securitization is the interest rate spread between the average interest rate on fixed interest rate loans and the weighted-average pass-through interest rate to investors for interests issued in connection with the securitization. Although the average loan interest rate is fixed at the time the loan is originated, the pass-through interest rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Generally, the period between loan origination and pricing of the pass-through interest rate is less than three months. If market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor could have a material adverse effect on our future results of operations and financial condition. We estimate that each 0.1% reduction in the interest rate spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.20%. See "-- Strategies for Use of Derivative Financial Instruments" for further detail of our interest rate risk management for available for sale loans.

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

         INTEREST-ONLY STRIPS AND SERVICING RIGHTS. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At March 31, 2004, $244 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 12% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of

America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of retained earnings. As of March 31, 2004, the interest rate sensitivity for $1.4 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for Use of Derivative Financial Instruments" for further detail. The interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 Trust is managed by an interest rate cap which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down. The interest rate sensitivity for $147.6 million of floating interest rate certificates issued from the 2003-2 Trust is managed by an interest rate cap which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. When originally recorded, approximately 90-95% of business loans and 80-85% of home equity loans in the total portfolio were subject to prepayment fees. At March 31, 2004, approximately 45-50% of business loans and 55-60% of home equity loans in the total portfolio were subject to prepayment fees. However, higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. We perform revaluations of our interest-only strips and servicing rights on a quarterly basis. As part of the revaluation process, we monitor the assumptions used for prepayment rates against actual experience, economic conditions and other factors and we adjust the assumptions, if warranted. See "-- Off-Balance Sheet Arrangements -- Securitizations" for further information regarding these assumptions and the impact of prepayments during this period.

         SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES. We also experience interest rate risk to the extent that as of March 31, 2004 approximately $312.1 million of our liabilities were comprised of fixed interest rate subordinated debentures and senior collateralized subordinated notes with scheduled maturities of greater than one year. To the extent that market interest rates demanded on subordinated debentures increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

         STRATEGIES FOR USE OF DERIVATIVE FINANCIAL INSTRUMENTS. All derivative financial instruments are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the statement of income in the period incurred. The following discussion breaks down our use of derivative financial instruments into hedging activity and trading activity.

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

         Related to Loans Expected to Be Sold Through Securitizations. At the time the derivative contracts are executed, they are specifically designated as hedges of mortgage loans or our residual interests in mortgage loans in a previous mortgage conduit facility, which we expected to be included in a term securitization at a future date. The mortgage loans and mortgage loans underlying residual interests in mortgage pools consisted of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities matching the maturities of the pass-through certificates. We may hedge potential interest rate changes in interest rate swap yield curves with forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we will receive on the subsequent securitization. At March 31, 2004, we had $50.0 million of Eurodollar futures contracts outstanding, which were designated as hedges of loans expected to be sold through securitizations.

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

         In March 2004, we entered into a forward sale agreement providing for the sale of $300.0 million of home equity mortgage loans and business purpose loans at a price of 104.4%. During the month of March 2004, we sold $224.0 million of loans under this commitment, recognizing gains of $7.1 million on the loans sold in the quarter ended March 31, 2004. At March 31, 2004, we recorded a fair value adjustment of $2.1 million to write up $48.3 million of loans carried on our balance sheet and committed for sale in April 2004 under this forward sale agreement.

         We recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedges for the three and nine-month periods ended March 31, 2004 and 2003. Any ineffectiveness related to hedging transactions during the period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                MARCH 31,               MARCH 31,
                                                       -------------------------   --------------------
                                                          2004          2003         2004        2003
                                                       -----------   -----------   ----------  --------
        Offset by losses and gains recorded on
            securitizations:
        Gains (losses) on derivative financial
            instruments..............................   $    --      $(2,071)     $    --     $(3,806)

        Offset by losses and gains recorded on the
            fair value of hedged items:
        Gains (losses) on derivative financial
            instruments..............................    (1,066)         (16)      (1,714)     (3,070)

        Amount settled in cash - received (paid).....      (927)      (2,619)      (1,619)     (5,041)

         At March 31, 2004 and 2003, outstanding forward sale commitments, Eurodollar futures contracts and forward starting interest rate swap contracts accounted for as hedges and the related unrealized gains (losses) recorded as assets (liabilities) on the balance sheet were as follows (in thousands):

                                                   MARCH 31, 2004             MARCH 31, 2003
                                                ---------------------     -----------------------
                                                Notional   Unrealized     Notional     Unrealized
                                                 Amount      (Loss)        Amount        (Loss)
                                                -------      ------       -------       -------
    Forward loan sale commitment                $76,032      $  --         $    --       $    --
    Eurodollar futures contracts                 50,000       (100)             --            --
    Forward starting interest rate swaps            --          --          47,497        (2,809)

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

         Related to Loans Expected to Be Sold Through Securitizations. During the three and nine-month periods ended March 31, 2003, we used interest rate swap contracts to protect the future securitization spreads on loans in our pipeline. Loans in the pipeline represent loan applications for which we are in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments. We believed there was a greater chance that market interest rates we would obtain on the subsequent securitization of these loans would increase rather than decline, and chose to protect the spread we could earn in the event of rising rates.

         However due to a decline in market interest rates during the period the derivative contracts were used to manage interest rate risk on loans in our pipeline, we recorded losses on forward starting interest rate swap contracts during the three and nine-month periods ended March 31, 2003. The losses are summarized in the table below. During the three and nine-month periods ended March 31, 2004, we did not utilize derivative financial instruments to protect future securitization spreads on loans in our pipeline.

         Related to Loans Expected to Be Sold Through Whole Loan Sale Transactions. Forward starting interest rate swap contracts with a notional amount of $170.0 million were carried over from a disqualified hedging relationship occurring in the fourth quarter of fiscal 2003. These forward starting interest rate swap contracts were utilized to manage the effect of changes in market interest rates on the fair value of fixed-rate mortgage loans that were sold in whole loan sale transactions during the three months ended September 30, 2003. We had elected not to designate these derivative contracts as an accounting hedge.

         We recorded the following gains and losses on forward starting interest rate swap contracts classified as trading for the three and nine-month periods ended March 31, 2004 and 2003 (in thousands):

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                MARCH 31,                         MARCH 31,
                                                      ------------------------------    --------------------------
                                                          2004             2003            2004           2003
                                                      -------------    -------------    -----------   ------------
      Trading Gains/(Losses) on forward
           starting interest rate swaps:
      Related to loan pipeline                        $    --          $   (784)         $     --      $  (3,708)
      Related to whole loan sales                          --                --             5,097             --
      Amount settled in cash - (paid)                      --                --            (1,212)        (2,671)

         At March 31, 2004, there were no outstanding derivative financial instruments accounted for as trading activity, which were utilized to manage interest rate risk on loans in our pipeline or expected to be sold in whole loan sale transactions. At March 31, 2003, outstanding forward starting interest rate swap contracts used to manage interest rate risk on loans in our pipeline and related unrealized losses recorded as liabilities on the balance sheet were as follows (in thousands):

                                                      Notional    Unrealized
                                                       Amount       (Loss)
                                                      --------    ----------
              Forward starting interest rate swaps    $72,503       $(22)

         Related to Interest-only Strips. We have an interest rate swap contract, which is not designated as an accounting hedge, designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. Unrealized gains and losses on the interest rate swap contract are due to changes in the interest rate swap yield curve during the periods the contract is in place. Net gains and losses on this interest rate swap contract include the amount of cash settlement with the contract counter party each period. Net gains and losses on this interest rate swap contract for the three and nine-month periods ended March 31, 2004 and 2003 were as follows (in thousands):

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                MARCH 31,                       MARCH 31,
                                                     ------------------------------    ---------------------------
                                                        2004             2003             2004            2003
                                                     ------------    --------------    ------------    -----------
       Unrealized gain (loss) on interest rate
          swap contract                              $      47       $     215         $     333       $    (80)
       Cash interest received (paid) on
          interest rate swap contract                      (48)           (277)             (305)          (817)
                                                     ---------       ---------         ---------       --------
       Net gain (loss) on interest rate swap
          contract                                   $      (1)      $     (62)        $      28       $   (897)
                                                     =========       =========         =========       ========

         This interest rate swap contract matures April 2004. Terms of the interest rate swap contract at March 31, 2004 were as follows (dollars in thousands):

                            Notional amount                                 $        1,372
                            Rate received - Floating (a)                              1.20%
                            Rate paid - Fixed                                         2.89%
                            Maturity date                                        April 2004
                            Unrealized loss                                 $             1
                            Sensitivity to 0.1% change in interest rates                (b)

____________________________

    (a) Rate represents the spot rate for one-month LIBOR paid on the securitized floating interest rate certificate at the end of the period.
    (b)  Not meaningful.

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

         In the future, we may expand the types of derivative financial instruments we use to hedge interest rate risk to include other types of derivative contracts. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. Hedging involves transaction and other costs that could increase as the period covered by the hedging protection increases. Although it is expected that such costs would be offset by income realized from securitizations in that period or in future periods, we may be prevented from effectively hedging fixed interest rate loans held for sale without reducing income in current or future periods. In addition, while Eurodollar rates, interest rate swap yield curves and the pass-through interest rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion of liquidity and capital resources should be read in conjunction with the discussion contained in "-- Application of Critical Accounting Estimates."

         Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash needs. We have used a substantial portion of our funding sources to build our total portfolio and investments in securitization residual assets with the expectation that they will generate sufficient cash flows in the future to cover our operating requirements, including repayment of maturing subordinated debentures and senior collateralized subordinated notes. Our cash needs change as the mix of loan sales through securitization shifts to more whole loan sales, as the total portfolio changes, as our interest-only strips mature and release more cash, as subordinated debentures and senior collateralized subordinated notes mature, as operating expenses change and as revenues change. Because we have historically experienced negative cash flows from operations under our prior business strategy, and more recently have been impacted by short-term liquidity issues, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations. Our cash requirements include funding loan originations and capital expenditures, repaying existing subordinated debentures and senior collateralized subordinated notes, paying interest expense and operating expenses, and in connection with our securitizations, funding overcollateralization requirements and servicer obligations. When loans are sold through a securitization, we may retain the rights to service the loans. Servicing loans obligates us to advance interest payments for delinquent loans under certain circumstances and allows us to repurchase a limited amount of delinquent loans from securitization trusts. See "-- Securitizations" and "-- Securitizations -- Trigger Management" for more information on how the servicing of securitized loans affects requirements on our capital resources and cash flow. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated).

         Under our business strategy, we initially finance our loans under two secured credit facilities. These credit facilities are revolving lines of credit, which we have with a financial institution and a warehouse lender that enable us to borrow on a short-term basis against our loans. We then securitize or sell our loans to unrelated third parties on a whole loan basis to generate the cash to pay off these revolving credit facilities.

         Several events and issues have negatively impacted our short-term liquidity. First, our inability to complete our typical publicly underwritten securitization during the fourth quarter of fiscal 2003 adversely impacted our short-term liquidity position and contributed to our loss for fiscal 2003. At June 30, 2003, of the $516.1 million in revolving credit and conduit facilities available to us, $453.4 million was drawn upon. Our revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003, which significantly reduced our ability to fund future loan originations until we sold existing loans, extended or expanded existing credit facilities, or added new credit facilities. Second, our ability to borrow under credit facilities to fund new loan originations was limited during most of the first six months of fiscal 2004. Further advances under a non-committed portion of one of our credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. Additionally, on August 20, 2003, this credit facility was amended to, among other things, eliminate the non-committed portion, reduce the amount available to $50.0 million and accelerated the expiration date from November 2003 to September 30, 2003. We entered into a subsequent amendment to this facility, which extended its maturity date to October 17, 2003. We also had a $300.0 million mortgage conduit facility with a financial institution that enabled us to sell our loans into an off-balance sheet facility, which expired pursuant to its terms on July 5, 2003. In addition, we were unable to borrow under our $25.0 million warehouse facility after September 30, 2003, and this $25.0 million facility expired on October 31, 2003. Third, our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 further impaired our liquidity.

         As a result of these liquidity issues, since June 30, 2003, our loan origination volume was substantially reduced. From July 1, 2003 through March 31, 2004, we originated $468.6 million of loans, which represents a significant reduction as compared to originations of $1.18 billion of loans for the same period in fiscal 2003. We also experienced a loss in loan origination employees. Our inability to originate loans at previous levels adversely impacted the relationships our subsidiaries have or are developing with their brokers and our ability to retain employees. As a result of the decrease in loan originations and liquidity issues described above, we incurred a loss for the first, second and third quarters of fiscal 2004 and depending on our ability to recognize gains on future securitizations, we anticipate incurring losses at least through the first quarter of fiscal 2005.

         For the first nine months of fiscal 2004, we recorded a loss before dividends on preferred stock of $82.5 million. The loss primarily resulted from liquidity issues described above, which substantially reduced our ability to originate loans and generate revenues during the first nine months of fiscal 2004, operating expense levels which would support greater levels of loan originations, our inability to complete a securitizations of loans during the first and third quarters of fiscal 2004, and $37.8 million of net pre-tax charges for valuation adjustments on our securitization assets. See "-- Securitizations" for more detail on the valuation adjustments.

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

         As a result of the losses experienced in fiscal 2003 and the first nine months of fiscal 2004, we failed to comply with the terms of certain of the financial covenants in our credit facilities. We requested and obtained waivers from our lenders, as necessary, for our non-compliance with financial covenants as of June 30, 2003, September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003 and March 31, 2004. See "-- Overview -- Credit Facilities, Servicing Agreements and Waivers Related to Financial Covenants" and "-- Credit Facilities" and "-- Waivers and Amendments of Financial Covenants" for more detail. As a result of our anticipated future losses and any noncompliance with other financial covenants, we anticipate that we will also need to obtain additional waivers in future periods from our lenders but we cannot provide any assurances as to whether or in what form these waivers will be granted.

         In addition, as a result of our non-compliance at September 30, 2003 with the net worth covenant in several of our servicing agreements, we requested and obtained waivers of the non-compliance from the two financial insurers representing the certificate holders. In connection with a waiver of the net worth covenant granted by one bond insurer for the remaining term of the related servicing agreements, we amended the servicing agreements on September 30, 2003 principally to provide for 120-day term-to-term servicing and for our appointment as servicer for an initial 120-day period commencing as of October 1, 2003. We were re-appointed servicer for an additional term under these amended servicing agreements on January 29, 2004. The second bond insurer waived our non-compliance with net worth requirements on an oral basis from September 30, 2003 through March 9, 2004, at which time it confirmed its prior oral waiver in writing and extended the waiver through March 14, 2004. On February 20, 2004 we entered into an agreement with this second bond insurer amending the related servicing agreements principally to provide for 30-day term-to-term servicing and to re-appoint us as servicer for an initial term through March 15, 2004. Subsequently, this bond insurer, on a monthly basis, has given us a waiver of the net worth covenant and re-appointed us as servicer under these amended servicing agreements for all relevant periods since the execution of the amended servicing agreements. Reappointment as servicer under these amended servicing agreements occurs in the sole discretion of the bond insurer.

         Separately, one bond insurer, as a condition to its participation in our October 31, 2003 securitization, required that we amend the servicing agreement related to a previous securitization in which the bond insurer had participated as bond insurer. The resulting amendment, dated October 31, 2003, to this servicing agreement provided, among other things, for a specifically designated back-up servicer, for 90-day term-to-term servicing and for our re-appointment as servicer for an initial 90-day term commencing October 31, 2003. This bond insurer subsequently re-appointed us as servicer under the amended servicing agreement for an additional term through April 30, 2004. On April 30, 2004 this amended servicing agreement was further amended principally to provide for 30-day term-to-term servicing and for our reappointment as servicer for a 30-day term expiring May 31, 2004. Reappointment as servicer under these amended servicing agreements is determined by reference to our compliance with their servicing terms.

         Also separately, on March 5, 2004, we entered into agreements with another bond insurer which amended the servicing agreements related to all securitizations insured by this bond insurer. These amendments principally provided for a specifically designated back-up servicer. The original provisions of these servicing agreements providing for 3-month term-to-term servicing were not altered by these amendments. Reappointment as servicer under these amended servicing agreements is determined by reference to our compliance with their servicing terms.

         As a result of the foregoing amendments to our servicing agreements, all of our servicing agreements associated with bond insurers now provide for term-to-term servicing.

         Since June 30, 2003, we undertook specific remedial actions to address short-term liquidity concerns including selling loans on a whole loan basis, securing new credit and warehouse facilities, refinancing an off-balance sheet mortgage conduit facility, mailing the first exchange offer to holders of our subordinated debentures and suspending the payment of quarterly dividends on our common stock.

         We entered into an agreement on June 30, 2003 with an investment bank to sell up to $700.0 million of mortgage loans, entered into a forward sale agreement in March 2004 for $300.0 million of mortgage loans and solicited bids and commitments from other participants in the whole loan sale market. In total, from June 30, 2003 through March 31, 2004, we sold approximately $729.8 million (which includes $222.3 million of loans sold by the expired mortgage conduit facility described under "-- Credit Facilities") of loans through whole loan sales.

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

         On October 16, 2003, we refinanced through a mortgage warehouse conduit facility $40.0 million of loans that were previously held in an off-balance sheet mortgage conduit facility which expired pursuant to its terms in July 2003. We also refinanced an additional $133.5 million of mortgage loans in the new conduit facility, which were previously held in other warehouse facilities, including the amended $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities, which previously held these loans, along with loans fully funded with our cash resulted in our receipt of $17.0 million in cash. On October 31, 2003, we completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. Under the terms of this conduit facility it terminated upon the disposition of the loans held by it.

         On December 1, 2003, we mailed the first exchange offer, to holders of our subordinated debentures issued prior to April 1, 2003. Holders of such subordinated debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of Series A preferred stock; and/or (ii) dollar-for-dollar for shares of Series A preferred stock. See "-- Overview -- The First Exchange Offer."

         In May 2004, we intend to mail a second exchange offer, to holders of our subordinated debentures issued prior to November 1, 2003. Holders of such subordinated debentures will have the ability to exchange their debentures for
(i) equal amounts of senior collateralized subordinated notes and shares of Series A preferred stock; and/or (ii) dollar-for-dollar for shares of Series A preferred stock. See "-- Overview -- The Second Exchange Offer."

         We can provide no assurances that we will be able to sell our loans, maintain existing facilities or expand or obtain new credit facilities, if necessary. If we are unable to maintain existing financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debentures and senior collateralized subordinated notes when due. Even if we are able to maintain adequate financing, our inability to originate and sell our loans could hinder our ability to operate profitably in the future and repay our subordinated debentures and senior collateralized subordinated notes when due.

         The following table summarizes our short and long-term capital resources and contractual obligations as of March 31, 2004. For capital resources, the table presents projected and scheduled principal cash flows expected to be available to meet our contractual obligations. For those timeframes where a shortfall in capital resources exists, we anticipate that these shortfalls will be funded through a combination of cash from whole loan sales of future loan originations and the issuance of subordinated debentures. We can provide no assurances that we will be able to continue issuing subordinated debentures. In the event that we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan. See "-- Business Strategy Adjustments" for a discussion of this plan. The terms of our credit facilities provide that we may only use the funds available under the credit facilities to originate loans.

                                                        Less than    1 to 3       3 to 5     More than
                                                         1 year       years       years      5 years       Total
                                                        ---------   ---------    --------    --------     --------
                                                                        (In thousands)
Capital Resources from:
   Unrestricted cash..............................      $  16,178   $      --    $     --    $     --     $ 16,178
   Loans..........................................        116,560         116         136       4,416      121,228
   Interest-only strips (a).......................        122,222     208,870     130,401     203,961      665,454
   Servicing rights...............................         25,825      36,181      22,229      30,748      114,983
   Investments....................................            328         520          --          --          848
                                                        ---------   ---------    --------    --------     --------
                                                          281,113     245,687     152,766     239,125      918,691
                                                        ---------   ---------    --------    --------     --------
Contractual Obligations (b)
   Subordinated debentures........................        316,590     235,434      17,080      16,693      585,797
   Accrued interest-subordinated debentures (c)...         18,411      14,456       1,492       2,414       36,773
   Senior collateralized subordinated notes.......         12,542      39,917       1,263       1,698       55,420
   Accrued interest-senior collateralized
    subordinated notes (d)........................            148         492           8          37          685
   Warehouse lines of credit (e)..................         85,598          --          --          --       85,598
   Convertible promissory note (f)................             --         478          --          --          478
   Capitalized lease (g)..........................            377         236          --          --          613
   Operating leases (h)...........................          4,783      10,535      10,976      29,264       55,558
   Services and equipment ........................          1,722          --          --          --        1,722
                                                        ---------   ---------    --------    --------     --------
                                                          440,171     301,548      30,819      50,106      822,644
                                                        ---------   ---------    --------    --------     --------
   Excess (Shortfall).............................      $(159,058)  $ (55,861)   $121,947    $189,019     $ 96,047
                                                        =========   =========    ========    ========     ========

(a) Reflects projected cash flows utilizing assumptions including prepayment and credit loss rates. See "-- Application of Critical Accounting Estimates -- Interest-Only Strips."
(b) See "-- Contractual Obligations."
(c) This table reflects interest payment terms elected by subordinated debenture holders as of March 31, 2004. In accordance with the terms of the subordinated debenture offering, subordinated debenture holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(d) This table reflects interest payment terms elected by senior collateralized subordinated note holders as of March 31, 2004.
(e) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(f) Amount includes principal and accrued interest at March 31, 2004.
(g) Amounts include principal and interest.
(h) Amounts include lease for office space.

         Cash flow from operations, the issuance of subordinated debentures and lines of credit fund our operating cash needs. We expect these sources of funds to be sufficient to meet our cash needs. Loan originations are funded through borrowings against warehouse credit facilities. Each funding source is described in more detail below.

         CASH FLOW FROM OPERATIONS. One of our corporate goals is to achieve sustainable positive cash flow from operations. However, we cannot be certain that we will achieve our projections regarding positive cash flow from operations. Our achieving this goal is dependent on our ability to successfully implement our business strategy and on the following items:
         o manage the mixture of whole loan sales and securitization transactions to maximize cash flow and economic value;
         o manage levels of securitizations to maximize cash flows received at closing and subsequently from interest-only strips and servicing rights;
         o maintain a portfolio of mortgage loans which will generate income and cash flows through our servicing activities and the residual interests we hold in the securitized loans;
         o build on our established approaches to underwriting loans, servicing and collecting loans and managing credit risks in order to control delinquency and losses;
         o continue to identify and invest in technology and other efficiencies to reduce per unit costs in our loan origination and servicing process; and
         o       control overall expense levels.

         Historically, our cash flow from operations has been negative because we incur the cash expenses as we originate loans, but generally do not recover the cash outflow from these origination expenses until we securitize or sell the underlying loans. With respect to loans securitized, we may be required to wait more than one year to begin recovering the cash outflow from loan origination expenses through cash inflows from our residual assets retained in securitization. However, during the nine months ended March 31, 2004, we experienced positive cash flow from operations, primarily due to whole loan sales of loans we originated in prior periods that were carried on our balance sheet at June 30, 2003.

         Additionally, increasing market interest rates could negatively impact our cash flows. If market interest rates increase, the premiums we would be paid on whole loan sales could be reduced and the interest rates that investors will demand on the certificates issued in future securitizations will increase. The increase in interest rates paid to investors reduces the cash we will receive from interest-only strips created in future securitizations. Although we may have the ability in a rising interest rate market to charge higher loan interest rates to our borrowers, competition, laws and regulations and other factors may limit or delay our ability to do so. Increasing market interest rates would also result in higher interest expense incurred on future issuances of subordinated debentures and interest expense incurred to fund loans while they are carried on our balance sheet.

         Cash flow from operations for the nine months ended March 31, 2004 was a positive $162.5 million compared to a negative $41.5 million for the first nine months of fiscal 2003. The positive cash flow from operations for the nine months ended March 31, 2004 was due to our sales during the nine-month period of loans originated in prior periods that were carried on our balance sheet at June 30, 2003. During the nine months ended March 31, 2004, we received cash on whole loan sales closed during the period of $481.8 million and $26.7 million from a whole loan sale transaction, which closed on June 30, 2003, but settled in cash on July 1, 2003. Additionally, cash flow from our interest-only strips in the first nine months of fiscal 2004 increased $55.4 million, compared to the first nine months of fiscal 2003. The following table compares the principal amount of loans sold in whole loan sales during the nine months ended March 31, 2004, to the amount of loans originated during the same period (in thousands).

                                                                       Whole Loan            Loans
           Quarter Ended                                                 Sales             Originated
           ----------------------------------------------------    -----------------    ----------------
           September 30, 2003                                      $    245,203         $    124,052
           December 31, 2003                                              7,975(a)           103,084
           March 31, 2004                                               228,629              241,449
                                                                   ------------         ------------
           Total for nine months ended March 31, 2004              $    481,807         $    468,585
                                                                   ============         ============

           (a) During the quarter ended December 31, 2003, we completed a securitization of $173.5 million of mortgage loans.

         The amount of cash we receive as gains on whole loan sales, and the amount of cash we receive and the amount of overcollateralization we are required to fund at the closing of our securitizations are dependent upon a number of factors including market factors over which we have no control. Although we expect cash flow from operations to continue to fluctuate in the foreseeable future, our goal is to improve upon our historical levels of negative cash flow from operations. We believe that if our projections based on our business strategy prove accurate, our cash flow from operations will continue to be positive. However, negative cash flow from operations may occur in the fourth quarter of fiscal 2004 or any future quarter depending on the size and frequency of our future securitizations and due to the nature of our operations and the time required to implement our business strategy adjustments. We generally expect the level of cash flow from operations to fluctuate.

         Other factors could negatively affect our cash flow and liquidity such as increases in mortgage interest rates, legislation or other economic conditions, which may make our ability to originate loans more difficult. As a result, our costs to originate loans could increase or our volume of loan originations could decrease.

         CONTRACTUAL OBLIGATIONS. Following is a summary of future payments required on our contractual obligations as of March 31, 2004 (in thousands):

                                                       PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------------
                                                                                            MORE
                                                 LESS THAN       1 TO 3          3 TO 5     THAN
CONTRACTUAL OBLIGATIONS               TOTAL       1 YEAR         YEARS           YEARS     5 YEARS
--------------------------------     --------    --------       --------        -------    -------
Subordinated debentures............  $585,797    $316,590       $235,434        $17,080    $16,693
Accrued interest - subordinated
   debentures (a) .................    36,773      18,411         14,456          1,492      2,414
Senior collateralized
 subordinated notes................    55,420      12,542         39,917          1,263      1,698
Accrued interest - senior
 collateralized subordinated
 notes (b) ........................       685         148            492              8         37
Warehouse lines of credit (c)......    85,598      85,598             --             --         --
Convertible promissory note(d).....       478          --            478             --         --
Capitalized lease (e)..............       613         377            236             --         --
Operating leases (f)...............    55,558       4,783         10,535         10,976     29,264
Services and equipment ............     1,722       1,722             --             --         --
                                     --------    --------       --------        -------    -------
Total obligations..................  $822,644    $440,171       $301,548        $30,819    $50,106
                                     ========    ========       ========        =======    =======

     (a) This table reflects interest payment terms elected by subordinated debenture holders as of March 31, 2004. In accordance with the terms of the subordinated debenture offering, subordinated debenture holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
     (b) This table reflects interest payment terms elected by senior collateralized subordinated note holders as of March 31, 2004.
     (c) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
     (d) Amount includes principal and accrued interest at March 31, 2004.
     (e) Amounts include principal and interest.
     (f) Amounts include lease for office space.

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

         The following is a description of the warehouse and operating lines of credit facilities, which were available to us at March 31, 2004 (in thousands):

                                                                         FACILITY        AMOUNT      AMOUNT
                                                                          AMOUNT        UTILIZED    AVAILABLE
                                                                         --------       --------    ----------
     REVOLVING CREDIT FACILITIES:
       Warehouse revolving line of credit, expiring September 2004(a)    $200,000       $25,675     $174,325
       Warehouse revolving line of credit, expiring October 2006(b)       250,000        59,923      190,077
                                                                         --------       -------     --------

     Total revolving credit facilities.............................       450,000        85,598      364,402
     OTHER FACILITIES:
       Capitalized leases, maturing January 2006(c) ...............           571           571           --
                                                                         --------       -------     --------
Total credit facilities............................................      $450,571       $86,169     $364,402
                                                                         ========       =======     ========

     ___________

     (a) $200.0 million warehouse revolving line of credit with JP Morgan Chase Bank entered into on September 22, 2003 and expiring September 2004. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans. Further detail and provisions of this facility are described below.

          Additionally, we have a stand alone letter of credit with JP Morgan Chase Bank to secure lease obligations for corporate office space. The amount of the letter of credit was $8.0 million at March 31, 2004. The letter of credit was collateralized by cash.

     (b) $250.0 million warehouse revolving line of credit with Chrysalis Warehouse Funding, LLC, entered into on October 14, 2003 and expiring October 2006. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans. Further detail and provisions of this facility are described below.

     (c) Capitalized leases, imputed interest rate of 8.0%, collateralized by computer equipment.

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

         Until its expiration, we also had available to us a $300.0 million mortgage conduit facility. This facility expired pursuant to its terms on July 5, 2003. The facility provided for the sale of loans into an off-balance sheet facility. See "-- Overview -- Remedial Steps Taken to Address Liquidity Issues" and "Application of Critical Accounting Estimates" for further discussion of the off-balance sheet features of this facility. On October 16, 2003, we refinanced through another mortgage warehouse conduit facility $40.0 million of loans that were previously held in the above off-balance sheet mortgage conduit facility.

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

         On September 22, 2003, we entered into definitive agreements with JP Morgan Chase Bank for a new $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (ii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debentures commencing with the quarter ending March 31, 2004; (iii) as of the end of any month, commencing January 31, 2004, the aggregate outstanding balance of subordinated debentures must be less than the aggregate outstanding balance as of the end of the prior month; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. This facility has a term of 12 months expiring in September 2004 and is secured by the mortgage loans, which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans and leases we service for others) at the end of each fiscal quarter of less than 12.0%, our subordinated debentures not to exceed $705.0 million at any time, and our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio.

         On October 14, 2003, we entered into definitive agreements with Chrysalis Warehouse Funding, LLC. for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. The $250.0 million facility has a term of three years with an interest rate on amounts outstanding equal to the one-month LIBOR plus a margin and the yield maintenance fees (as defined in the agreements). We also agreed to pay fees of $8.9 million upon closing and approximately $10.3 million annually plus a non-usage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. Advances under this facility are collateralized by specified pledged loans and additional credit support was created by granting a security interest in substantially all of our interest-only strips and residual interests which we contributed to a special purpose entity organized by it to facilitate this transaction.

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

         WAIVERS AND AMENDMENTS OF FINANCIAL COVENANTS. The warehouse credit agreements require that we maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio of limits that we must meet as a condition to drawing on a particular line of credit. Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the lender, entitles the lender to, among other things, terminate commitments to make future advances to us, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities would result in defaults pursuant to cross-default provisions of our other agreements, including but not limited to, other loan agreements, lease agreements and other agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers would have a material adverse effect on our liquidity and capital resources.

         As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of our principal credit facilities existing at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million). We obtained waivers from these covenant provisions from both lenders. Commencing August 21, 2003, the lender under the $50.0 million warehouse credit facility (which had been amended in December 2002 to add a letter of credit facility) granted us a series of waivers for our non-compliance with a financial covenant in that credit facility through November 30, 2003 and on September 22, 2003, in connection with the creation of the new $200.0 million credit facility on the same date, reduced this facility to an $8.0 million letter of credit facility, which secured the lease on our principal executive office. This letter of credit facility expired according to its terms on December 22, 2003, but the underlying letter of credit was renewed for a one year term on December 18, 2003. We also entered into an amendment to the $200.0 million credit facility which provided for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. We entered into subsequent amendments to this credit facility, which extended the expiration date until October 17, 2003. This facility was paid down in full on October 16, 2003 and expired on October 17, 2003.

         In addition, in light of the losses during the first, second and third quarters of fiscal 2004, we requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants.

         The lender under a $25.0 million credit facility agreed to amend such facility in light of our non-compliance at September 30, 2003 with the requirement that our net income not be less than zero for two consecutive quarters. Pursuant to the revised terms of our agreement with this lender, no additional advances may be made under this facility after September 30, 2003. This facility was paid down in full on October 16, 2003 and expired pursuant to its terms on October 31, 2003 through December 31, 2003, at which time this facility expired according to its terms.

         The terms of our new $200.0 million credit facility, as amended, required, among other things, that our registration statement registering $295.0 million of subordinated debentures be declared effective by the SEC no later than October 31, 2003, that we obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003, and that we have a minimum net worth of $28.0 million at September 30, 2003, $25.0 million at October 31, 2003 and November 30, 2003, $30.0 million at December 31, 2003 and $32.0 million at March 31, 2004.

         The lender under the new $200.0 million facility agreed to extend the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. Our registration statement was declared effective on November 7, 2003.

         The lender on the new $200.0 million credit facility agreed to extend the date by which we were required to close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. We subsequently obtained an additional waiver from this lender, which extended this required closing date for obtaining the additional credit facility to October 14, 2003 (this condition was satisfied by the closing of the $250.0 million facility described above). Prior to the closing of the second credit facility, our borrowing capacity on the new $200.0 million facility was limited to $80.0 million.

         Because we anticipate incurring losses at least through the first quarter of fiscal 2005 and as a result of any non-compliance with other financial covenants, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers. We cannot assure you as to whether or in what form a waiver or modification of these agreements would be granted to us.

         SUBORDINATED DEBENTURES. The issuance of subordinated debentures funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debentures since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debentures to partially fund growth and to partially fund maturities of subordinated debentures. In addition, at times we have elected to utilize proceeds from the issuance of subordinated debentures to fund loans instead of using our warehouse credit facilities, depending on our determination of liquidity needs. During the nine months ended March 31, 2004, subordinated debentures decreased by $133.7 million compared to an increase of $54.5 million in the nine months ended March 31, 2003. The reduction in the level of subordinated debentures was due to the first exchange offer and the resulting conversion of $117.2 million of subordinated debentures into 61.8 million of shares of Series A Preferred Stock and $55.4 million of senior collateralized subordinated notes. The decrease also resulted from our temporary discontinuation of sales of new subordinated debentures for a portion of the first quarter of fiscal 2004.

         On December 1, 2003, we mailed the first exchange offer to holders of our subordinated debentures issued prior to April 1, 2003. Holders of such subordinated debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the subordinated debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for subordinated debentures tendered with maturities of less than 12 months, while subordinated debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months. All other senior collateralized subordinated notes issued in the exchange have maturities equal to the subordinated debentures tendered. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of our subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes issued in the first exchange offer plus priority lien obligations secured by interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by us on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind our senior indebtedness and all of our other existing and future senior debt and behind the existing and future debt of our subsidiaries and equally in right of payment with the deficiency portion of the senior collateralized subordinated notes, and any future subordinated debentures issued by us and other unsecured debt. At March 31, 2004, our interest in the cash flows from interest-only strips held in the trust, which secure the senior collateralized subordinated notes totaled $438.5 million, of which $83.1 million represented 150% of the outstanding principal balance of senior collateralized subordinated notes.

         Pursuant to the terms of the first exchange offer, in the first closing of the first exchange offer on December 31, 2003, we exchanged $73.6 million of outstanding subordinated debentures for 39.1 million shares of Series A Preferred Stock and $34.5 million of senior collateralized subordinated notes. On December 31, 2003, we also extended the expiration date of the first exchange offer to February 6, 2004. As a result of the second closing of the first exchange offer on February 6, 2004, we exchanged an additional $43.6 million of eligible subordinated debentures for 22.7 million shares of Series A Preferred Stock and $20.9 million of senior collateralized subordinated notes.

         Anthony J. Santilli, our Chairman, Chief Executive Officer and President, Beverly Santilli, our Executive Vice President, and Dr. Jerome Miller, our director, each held subordinated debentures eligible to participate in the first exchange offer. Each named individual tendered all such eligible subordinated debentures in the first exchange offer and as of February 6, 2004, the expiration date of the first exchange offer, pursuant to the terms of the first exchange offer, were holders of the following number of shares of Series A Preferred Stock ("SAPS") and aggregate amount of senior collateralized subordinated notes ("SCSN"): Mr. Santilli: SAPS - 4,691, SCSN - $4,691; Mrs.
Santilli: SAPS - 4,691, SCSN - $4,691; Dr. Miller: SAPS - 30,164, SCSN -
$30,164.

         Under a registration statement declared effective by the SEC on November 7, 2003, we registered $295.0 million of subordinated debentures. Of the $295.0 million, $181.7 million of debt from this registration statement was available for future issuance as of March 31, 2004.

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

         The weighted-average interest rate of our subordinated debentures issued in the month of March 2004 was 10.91%, compared to debentures issued in the month of June 2003, which had a weighted-average interest rate of 7.49%. Debentures issued at our peak rate, which was in February 2001, was at a rate of 11.85%. We expect to reduce the interest rates offered on subordinated debentures over time as our business and cash needs, our financial condition, liquidity, future results of operations, market interest rates and competitive factors permit. The weighted average remaining maturity of our subordinated debentures at March 2004 was 15.7 months compared to 19.5 months at June 2003.

         TERMS OF THE SERIES A PREFERRED STOCK. The Series A Preferred Stock has a par value of $.001 per share and may be redeemed at our option at a price equal to the liquidation value plus accrued and unpaid dividends after the second anniversary of the issuance date.

         Upon any voluntary or involuntary liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the date of liquidation. Based on the shares of Series A Preferred Stock outstanding on March 31, 2004, the liquidation value equals $61.8 million.

         Monthly cash dividend payments are $0.008334 per share of Series A Preferred Stock (equivalent to $0.10 per share annually or 10% annually of the liquidation value). Payment of cash dividends on the Series A Preferred Stock is subject to compliance with applicable Delaware state law. Based on the shares of Series A Preferred Stock outstanding on March 31, 2004, the annual cash dividend requirement equals $6.2 million.

         On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A Preferred Stock), each share of the Series A Preferred Stock is convertible at the option of the holder into a number of shares of our common stock determined by dividing: (A) $1.00 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A Preferred Stock has become convertible due to a failure to pay dividends), $1.20 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date but on or after the second anniversary of the issuance date) or $1.30 plus an amount equal to accrued but unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date) by (B) the market value of a share of our common stock (which figure shall not be less than $5.00 per share regardless of the actual market value on the conversion date). Based on the $5.00 per share market value floor and if each share of Series A Preferred Stock issued in the first exchange offer converted on the anniversary dates listed below, the number of shares of our common stock which would be issued upon conversion follows (shares in thousands):

                                                                                 Convertible
                                                             Number of           into Number
                                                             Preferred            of Common
                                                              Shares               Shares
                                                          ----------------    ----------------
                     Second anniversary date                  61,807               14,834
                     Third anniversary date                   61,807               16,070

         As described above, the conversion ratio of the Series A Preferred Stock increases during the first three years after its issuance, which provides the holders of the Series A Preferred Stock with a discount on the shares of common stock that will be issued upon conversion. This discount, which is referred to as a beneficial conversion feature, was valued at $5.3 million. The value of the beneficial conversion feature equals the excess of the intrinsic value of the shares of common stock that will be issued upon conversion of the Series A Preferred Stock, over the value of the Series A Preferred Stock on the date it was issued. The $5.3 million will be amortized to the income statement over the three-year period that the holders of the Series A Preferred Stock earn the discount as additional non-cash dividends on the Series A Preferred Stock.

         SALES INTO SPECIAL PURPOSE ENTITIES AND OFF-BALANCE SHEET FACILITIES. In the past, we have relied significantly on access to the asset-backed securities market through securitizations to provide permanent funding of our loan production. Our adjusted business strategy will continue to rely on access to this market. We also may retain the right to service the loans. Residual cash from the loans after required principal and interest payments are made to the investors provides us with cash flows from our interest-only strips. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debentures and our operating cash needs. See "-- Off-Balance Sheet Arrangements" for further detail of our securitization activity and effect of securitizations on our liquidity and capital resources.

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

         Jeffrey S. Steinberg, formerly one of our directors and currently employed by us, received $58 thousand in consulting fees from us during the quarter ended December 31, 2003 and $60 thousand in consulting fees during the quarter ended March 31, 2004 prior to his resignation from our Board on February 20, 2004.

         Barry Epstein, Managing Director of the National Wholesale Residential Mortgage Division, received 200,000 shares of restricted common stock on December 24, 2003 under the terms of his employment agreement and restricted stock agreement with us. The shares were issued by us as a material inducement for Mr. Epstein's employment and are subject to transfer restrictions and forfeiture unless the performance goals set forth in the employment agreement are met.

         We employ members of the immediate family of three of our executive officers (one of whom is also a director) in various executive and other positions. We believe that the salaries we pay these individuals are competitive with salaries paid to other employees in similar positions in our organization and in our industry.

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

         Anthony J. Santilli, our Chairman, Chief Executive Officer and President, Beverly Santilli, our Executive Vice President, and Dr. Jerome Miller, our director, each held subordinated debentures eligible to participate in the first exchange offer. Each named individual tendered all such eligible subordinated debentures in the first exchange offer and as of February 6, 2004, the expiration date of the first exchange offer, pursuant to the terms of the first exchange offer, were holders of the following number of shares of Series A Preferred Stock ("SAPS") and aggregate amount of senior collateralized subordinated notes ("SCSN"): Mr. Santilli: SAPS - 4,691, SCSN - $4,691; Mrs.
Santilli: SAPS - 4,691, SCSN - $4,691; Dr. Miller: SAPS - 30,164, SCSN -
$30,164.

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

               MARCH 31, 2004:                                      Delinquencies
               --------------------------------------------------------------------
                                                                   Amount       %
                                                                  -----------------
               On-balance sheet loan
                receivables......................     $  120,561  $  5,565     4.62%
               Securitized loan receivables......      2,228,856   256,361    11.50%
                                                      ----------  --------
               Total Portfolio...................     $2,349,417  $261,926    11.15%
                                                      ==========  ========
               On-balance sheet REO..............     $    2,508
               Securitized REO...................         23,681
                                                      ----------
               Total REO.........................     $   26,189
                                                      ==========

               DECEMBER 31, 2003:                                   Delinquencies
               --------------------------------------------------------------------
                                                                   Amount       %
                                                                  --------    -----
               On-balance sheet loan and
                lease receivables................     $  116,673  $  7,213     6.18%
               Securitized loan and lease
                 receivables.....................      2,541,437   280,320    11.03%
                                                      ----------  --------
               Total Portfolio...................     $2,658,110  $287,533    10.82%
                                                      ==========  ========

               On-balance sheet REO..............     $    3,077
               Securitized REO...................         21,161
                                                      ----------
               Total REO.........................     $   24,238
                                                      ==========

               SEPTEMBER 30, 2003:                                  Delinquencies
               --------------------------------------------------------------------
                                                                   Amount       %
                                                                  -----------------
               On-balance sheet loan and
                lease receivables................     $  164,108  $ 11,825    7.21%
               Securitized loan and lease
                 receivables.....................      2,807,692   256,624    9.14%
                                                      ----------  --------
               Total Portfolio...................     $2,971,800  $268,449    9.03%
                                                      ==========  ========

               On-balance sheet REO..............     $    4,566
               Securitized REO...................         21,486
                                                      ----------
               Total REO.........................     $   26,052
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

         The lease requires us to maintain a letter of credit in favor of the landlord to secure our obligations to the landlord throughout the term of the lease. The amount of the letter of credit is currently $8.0 million. The letter of credit is currently issued by JPMorgan Chase Bank.

         We continue to lease some office space in Bala Cynwyd under a five-year lease expiring in November 2004 at an annual rental of approximately $0.7 million. We perform loan servicing and collection activities at this office, but expect to relocate these activities to our Philadelphia office by the end of fiscal 2004.

         We also lease the office space in Roseland, New Jersey and the nine-year lease expires in January 2012. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million. The expenses and cash outlay related to the relocation were not material to our operations.

         In connection with the acquisition of the California mortgage broker operation in December 2003, we assumed the obligations under a lease for approximately 3,700 square feet of space in West Hills, California. The remaining term of the lease is 2 1/2 years, expiring September 30, 2006 at an annual rental of approximately $0.1 million.

         In connection with the opening of the Irvine, California mortgage broker operation, we entered into a sublease on March 4, 2004 for approximately 6,400 square feet of space. The term of the sublease is 1 2/3 years and expires November 30, 2005. The terms of the sublease require average minimum annual rental payments of $0.1 million.

         In connection with the opening of the Maryland mortgage broker operation, we entered into a sublease on March 15, 2004 for approximately 10,300 square feet of space in Edgewater, Maryland. The term of the sublease is 3 years and expires March 15, 2007. The terms of the sublease require increased payments annually for the term of the lease with average minimum annual rental payments of $0.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

         No new accounting pronouncements affecting us have been issued since the filing of our June 30, 2003 Form 10-K.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The case consisted of three purported class action counts and two individual counts. The plaintiff alleged that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. In November 2002 the Illinois Federal District Court dismissed the three class action counts and an agreement in principle was reached in August 2003 to settle the matter. The terms of the settlement have been finalized and the action was dismissed on September 23, 2003. The matter did not have a material effect on our consolidated financial position or results of operations. Our lending subsidiaries, including HomeAmerican Credit, Inc. which does business as Upland Mortgage, are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities although no such actions were pending at March 31, 2004. Due to our current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on our consolidated financial position or results of operations. However, due to the inherent uncertainty in litigation and because the ultimate resolution of these proceedings are influenced by factors outside of our control, our estimated liability under these proceedings may change or actual results may differ from our estimates.

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

         We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. This inquiry was ended on December 22, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal and regulatory Considerations."

         On January 21, 2004, January 28, 2004, February 12, 2004 and February 18, 2004, four purported class action lawsuits were filed against us and our director and Chief Executive Officer, Anthony Santilli, and our Chief Financial Officer, Albert Mandia, in the United States District Court for the Eastern District of Pennsylvania. The first two suits and the fourth suit also name former director, Richard Kaufman, as a defendant. The complaints are captioned:
Weisinger v. American Business Financial Services, Inc. et al, Civil Action No. 04-265; Ruane v. American Business Financial Services, Inc. et al, Civil Action No. 04-400, Operative Plasterers' and Cement Masons' International Employees' Trust Fund v. American Business Financial Services, Inc. et al, Civil Action No. 04-617, and Vieni v. American Business Financial Services, Inc. et al, Civil Action No. 04-687. The lawsuits were brought by purchasers of our common stock who were seeking to represent a class of all purchasers of our common stock for a proposed class period January 27, 2000 through June 25, 2003 with respect to the first two suits and fourth suit filed. A proposed class period for the third suit is January 27, 2000 through June 12, 2003. As of May 3, 2004, no motions for class certification have been filed.

         The first two and fourth lawsuits allege that, among other things, we and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. These three lawsuits allege that, among other things, during the applicable class period, our forbearance and foreclosure practices enabled us to, among other things, allegedly inflate our financial results. These three lawsuits appear to relate to the same subject matter as the Form 8-K we filed on June 13, 2003 disclosing a subpoena from the Civil Division of the U.S. Attorney's Office into our forbearance and foreclosure practices. The U.S. Attorney's inquiry was subsequently concluded in December 2003. These three lawsuits seek unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         The third lawsuit alleges that the defendants issued false and misleading financial statements in violation of GAAP, the Exchange Act and SEC rules by entering into forbearance agreements with borrowers, understating default and foreclosure rates and failing to properly adjust prepayment assumptions to hide the impact on net income. This lawsuit seeks unspecified damages, interest, costs and expenses of the litigation, and injunctive or other relief.

         As of May 3, 2004, the four cases were consolidated, and two competing motions for appointment of lead plaintiff were pending before the court.

         On March 15, 2004, a shareholder derivative action was filed against us, as a nominal defendant, and our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, our directors, Messrs. Becker, DeLuca and Sussman, and our former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The complaint is captioned: Osterbauer v. Santilli et al, Civil Action No. 04-1105. The lawsuit was brought nominally on behalf of the Company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the anticipated consolidated amended complaint filed in the putative securities class actions.

         Procedurally, these lawsuits are in a very preliminary stage. We believe that we have several defenses to the claims raised by these lawsuits and intend to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings are influenced by factors outside our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Dilutive and Other Effects of Issuance of Series A Convertible Preferred Stock. As of February 6, 2004, the closing of the first exchange offer, we issued 61.8 million shares of Series A Convertible Preferred Stock. Our stockholders generally do not have preemptive rights with respect to our preferred stock. Therefore, existing holders of common stock do not have any preferential rights to purchase shares of the Series A Convertible Preferred Stock or other shares of preferred stock that may be designated by the Board. The shares of the Series A Convertible Preferred Stock are convertible into common stock, and the maximum number of shares of our common stock into which
61.8 million shares of the Series A Preferred Stock issued in connection with the first exchange offer can be converted is 16.1 million, provided that: (i) all dividends on the Series A Convertible Preferred Stock will have been paid by the conversion date; (ii) the conversion date is on or after the 3rd anniversary of the issuance date; and (iii) the market price of a share of common stock is $5.00. The issuance of 16.1 million shares of common stock upon conversion of the Series A Preferred Stock outstanding as of February 6, 2004 and the potential issuance of shares of common stock if we issue additional shares of Series A Convertible Preferred Stock could result in the dilution of the equity interests of current holders of our common stock. The rights and preferences of holders of the Series A Convertible Stock are senior to the rights and preferences of the holders of our common stock. If our Board of Directors issues another series of preferred stock, the rights and preferences of such series may be senior to the rights and preferences of the shares of the Series A Convertible Preferred Stock and would be also senior to the rights and preferences of the common stock.

         Securities Issued in Non-Public Offerings. As of February 6, 2004, in connection with the first exchange offer, we issued $55.4 million in aggregate principal amount of senior collateralized subordinated notes and 61.8 million shares of Series A Convertible Preferred Stock in exchange for $117.2 million in aggregate principal amount of investment notes issued prior to April 1, 2003. We issued the foregoing senior collateralized subordinated notes and shares of the Series A Convertible Preferred Stock in reliance on the exemption from the registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

         We believe that the first exchange offer meets all of the requirements of the exemption provided by Section 3(a)(9) of the Securities Act because (i) we are the issuer of both (a) the senior collateralized subordinated notes and the Series A Convertible Preferred Stock issued in the first exchange offer and
(b) the investment notes exchanged; (ii) the first exchange offer involves an exchange exclusively with our existing security holders and did not involve any new consideration being paid by security holders; and (iii) we did not pay, and do not intend to pay, any compensation for soliciting holders of investment notes to participate in the first exchange offer.

         Each share of the Series A Convertible Preferred Stock is convertible into shares of our common stock pursuant to the formula set forth in the Certificate of Designation and described below. On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A Convertible Preferred Stock), each share of the Series A Convertible Preferred Stock is convertible at the option of the holder into a number of shares of common stock determined by dividing: (i) $1.00 plus accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A Convertible Preferred Stock has become convertible due to a failure to pay dividends), $1.20 plus accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date, but on or after the second anniversary of the issuance date) or $1.30 plus accrued and unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date) by (ii) the market price of a share of common stock (which figure shall not be less than $5.00 per share regardless of the actual market price, such $5.00 minimum figure to be subject to adjustment for stock splits, including reverse stock splits) on the conversion date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 EXHIBIT
 NUMBER                               DESCRIPTION
---------         --------------------------------------------------------------

  10.1 Form of AMENDED AND RESTATED POOLING AND SERVICING AGREEMENT, dated as of March 5, 2004, by and among Prudential Securities Secured Financing Corporation, in its capacity as Depositor of the Trust ("Depositor"), American Business Credit, Inc., in its capacity as servicer ("Servicer"), Wilshire Credit Corporation, in its capacity as back-up servicer, and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), in its capacity as trustee ("Trustee"), relating to:
                   (i) ABFS MORTGAGE LOAN TRUST 1996-2, amending and restating the Pooling and Servicing Agreement, dated as of August 31, 1996, by and among the Depositor, the Servicer and the Trustee;
                   (ii) ABFS MORTGAGE LOAN TRUST 1997-1, amending and restating the Pooling and Servicing Agreement, dated as of March 1, 1997, by and among the Depositor, the Servicer and the Trustee;
                   (iii) ABFS MORTGAGE LOAN TRUST 1997-2, amending and
                         restating the Pooling and Servicing Agreement, dated as of September 1, 1997, by and among the Depositor, the Servicer and the Trustee;
                   (iv) ABFS MORTGAGE LOAN TRUST 1998-1, amending and restating the Pooling and Servicing Agreement, dated as of February 1, 1998, by and among the Depositor, the Servicer and the Trustee;
                   (v) ABFS MORTGAGE LOAN TRUST 1998-2, amending and restating the Pooling and Servicing Agreement, dated as of June 1, 1998, by and among the Depositor, the Servicer and the Trustee;
                   (vi) ABFS MORTGAGE LOAN TRUST 1998-3, amending and restating the Pooling and Servicing Agreement, dated as of September 1, 1998, by and among the Depositor, the Servicer and the Trustee.

  10.2 Form of AMENDED AND RESTATED SALE AND SERVICING AGREEMENT, dated as of March 5, 2004, by and among Prudential Securities Secured Financing Corporation, as depositor (the "Depositor"), American Business Credit, Inc., as servicer (the "Servicer"), Wilshire Credit Corporation, as Back-up Servicer, JPMorgan Chase Bank (f/k/a Chase Bank of Texas, N.A.), as collateral agent (the "Collateral Agent"), The Bank Of New York, as indenture trustee (the "Indenture Trustee"), and:
                   (i) ABFS MORTGAGE LOAN TRUST 1998-4, as issuer (the "1998-4 Trust"), amending and restating the Sale and Servicing Agreement, dated as of November 1, 1998, by and among the Depositor, the 1998-4 Trust, the Servicer, the Collateral Agent and the Indenture Trustee;
                   (ii) ABFS MORTGAGE LOAN TRUST 1999-1, as issuer (the "1999-1 Trust"), amending and restating the Sale and Servicing Agreement, dated as of dated as of March 1, 1999, by and among the Depositor, the 1999-1 Trust, the Servicer, the Collateral Agent and the Indenture Trustee;
                   (iii) ABFS MORTGAGE LOAN TRUST 1999-4, as issuer (the
                         "1999-4 Trust"), amending and restating the Sale and Servicing Agreement, dated as of dated as December 1, 1999, by and among the Depositor, the 1999-4 Trust, the Servicer, the Collateral Agent and the Indenture Trustee.

  10.3 Form of SUPPLEMENTAL INDENTURE NO. 1, dated as of March 5, 2004, between The Bank Of New York, as indenture trustee (the "Indenture Trustee") and:
                    (i) ABFS MORTGAGE LOAN TRUST 1998-4, as issuer (the "1998-4 Trust"), supplementing the Indenture, dated as of November 1, 1998, between the 1998-4 Trust and the Indenture Trustee;
                    (ii) ABFS MORTGAGE LOAN TRUST 1999-1, as issuer (the "1999-1
                         Trust"), supplementing the Indenture, dated as of March 1, 1999, between the 1999-1 Trust and the Indenture Trustee;
                    (iii)ABFS MORTGAGE LOAN TRUST 1999-4, as issuer (the
                         "1999-4 Trust"), supplementing the Indenture, dated as of November 1, 1999, between the 1998-4 Trust and the Indenture Trustee.

  10.4 Form of amended DEFINED TERMS, constituting Appendix I to Exhibits 10.2 and 10.3.

  10.5 Form of AMENDED AND RESTATED SALE AND SERVICING AGREEMENT, dated as of March 5, 2004, by and among Prudential Securities Secured Financing Corporation, as depositor (the "Depositor"), American Business Credit, Inc., as servicer (the "Servicer"), Wilshire Credit Corporation, as back-up servicer, JPMorgan Chase Bank, (f/k/a Chase Bank of Texas, N.A.), as collateral agent (in such capacity, the "Collateral Agent"), and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as indenture trustee (in such capacity, the "Indenture Trustee"), and:
                    (i) ABFS MORTGAGE LOAN TRUST 1999-2, as issuer (the "1999-2 Trust"), amending and restating the Sale and Servicing Agreement, dated as of June 1, 1999, by and among the Depositor, the 1999-2 Trust, the Servicer, the Collateral Agent and the Indenture Trustee;
                    (ii) ABFS MORTGAGE LOAN TRUST 1999-3, as issuer (the "1999-3
                         Trust"), amending and restating the Sale and Servicing Agreement, dated as of September 1, 1999, by and among the Depositor, the 1999-3 Trust, the Servicer, the Collateral Agent and the Indenture Trustee.

  10.6 Form of SUPPLEMENTAL INDENTURE NO. 1, dated as of March 5, 2004, between and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as indenture trustee (the "Indenture Trustee") and:
                   (i) ABFS MORTGAGE LOAN TRUST 1999-2, as issuer (the "1999-2 Trust"), supplementing the Indenture, dated as of June 1, 1999, between the 1999-2 Trust and the Indenture Trustee;
                   (ii) ABFS MORTGAGE LOAN TRUST 1999-3, as issuer (the "1999-3 Trust"), supplementing the Indenture, dated as of September 1, 1999, between the 1999-3 Trust and the Indenture Trustee.

  10.7 Form of amended DEFINED TERMS, constituting Appendix I to Exhibits 10.5 and 10.6.

  10.8 Amendment No. 1 to the POOLING AND SERVICING AGREEMENT, SERIES 2003-1, dated as of October 31, 2003, by and among Bear Stearns Asset Backed Securities, Inc., as Depositor (the "Depositor"), American Business Credit, Inc., as Servicer ("Servicer"), EMC Mortgage Corporation, as Back-Up Servicer, JPMorgan Chase Bank, as Trustee and Collateral Agent, Bear Stearns & Co. Inc., as Class A-1 Certificateholder, and Radian Asset Assurance Inc., as Certificate Insurer, amending the Pooling And Servicing Agreement relating to ABFS MORTGAGE LOAN TRUST 2003-1, dated as of March 1, 2003, by and among the Depositor, the Servicer, and JPMorgan Chase Bank, in its capacity as trustee, collateral agent and back-up servicer.

  10.9 AMENDMENT NO. 1 TO THE POOLING AND SERVICING AGREEMENT, SERIES 2002-1, dated as of February 20, 2004, by and among Bear Stearns Asset Backed Securities, Inc., as depositor (the "Depositor"), American Business Credit, Inc., as servicer ("ABC"), JPMorgan Chase Bank, as trustee and collateral agent (the "Trustee"), Ambac Assurance Corporation, as Certificate Insurer and party entitled to exercise the voting rights of the Majority, and ABFS Warehouse Trust 2003-1, as Class R Certificateholder, amending the POOLING AND SERVICING AGREEMENT, dated as of March 1, 2002, by and among the Depositor, ABC and the Trustee.

 10.10 Form of AMENDMENT NO. 1 TO THE SALE AND SERVICING AGREEMENT, dated as of February 20, 2004, by and among, American Business Credit, Inc., as Servicer ("ABC"), JPMorgan Chase Bank (formerly know as The Chase Manhattan Bank), as indenture trustee and JPMorgan Chase Bank (as successor to Chase Bank of Texas, N.A.) as collateral agent (collectively, the "Indenture Trustee"), Ambac Assurance Corporation, as Note Insurer and as the party entitled to exercise the voting rights of the Majority Noteholders, ABFS Warehouse Trust 2003-1, as Holder of a majority of the Percentage Interest in the Trust Certificates, and:
                    (i) Prudential Securities Secured Financing Corporation, as Depositor (the "Depositor") and ABFS Mortgage Loan Trust 2000-1, as issuer (the "2000-1 Trust"), amending the Sale And Servicing Agreement, dated as of March 1, 2000 by and among the Depositor, ABC, the Indenture Trustee and the 2000-1 Trust;
                    (ii) Prudential Securities Secured Financing Corporation, as
                         Depositor (the "Depositor") and ABFS Mortgage Loan Trust 2000-2, as issuer (the "2000-2 Trust"), amending the Sale And Servicing Agreement, dated as of June 1, 2000 by and among the Depositor, ABC, the Indenture Trustee and the 2000-2 Trust;
                    (iii)Prudential Securities Secured Financing Corporation,
                         as Depositor (the "Depositor") and ABFS Mortgage Loan Trust 2000-3, as issuer (the "2000-3 Trust"), amending the Sale And Servicing Agreement, dated as of September 1, 2000 by and among the Depositor, ABC, the Indenture Trustee and the 2000-3 Trust;
                    (iv) Bear Stearns Asset Backed Securities, Inc., as
                         depositor (the "Depositor") and ABFS Mortgage Loan Trust 2000-4, as issuer (the "2000-4 Trust"), amending the Sale And Servicing Agreement, dated as of December 1, 2000 by and among the Depositor, ABC, the Indenture Trustee and the 2000-4 Trust.

 10.11 Waiver dated March 9, 2004 to the Pooling And Servicing Agreement, dated as of March 1, 2002, as amended February 20, 2004 ("Pooling Agreement"), and the Sale And Servicing Agreements, dated, respectively, as of March 1, 2000, June 1, 2000, September 1, 2000 and December 1, 2000, each as amended February 20, 2004 ("Sale Agreements"), issued by Ambac Assurance Corporation, as Certificate Insurer under the Pooling Agreement and as Note Insurer under the Sale Agreements.

 10.12 Waiver, dated April 14, 2004, to the Pooling And Servicing Agreement, dated as of March 1, 2002, as amended February 20, 2004 ("Pooling Agreement"), and the Sale And Servicing Agreements, dated, respectively, as of March 1, 2000, June 1, 2000, September 1, 2000 and December 1, 2000, each as amended February 20, 2004 ("Sale Agreements"), issued by Ambac Assurance Corporation, as Certificate Insurer under the Pooling Agreement and as Note Insurer under the Sale Agreements.

 10.13 Amendment No. 2 to the POOLING AND SERVICING AGREEMENT, SERIES 2003-1, dated as of April 30, 2004, by and among Bear Stearns Asset Backed Securities, Inc., as Depositor (the "Depositor"), American Business Credit, Inc., as Servicer ("Servicer"), EMC Mortgage Corporation, as Back-Up Servicer, JPMorgan Chase Bank, as Trustee and Collateral Agent, Bear Stearns & Co. Inc., as Class A-1 Certificateholder, and Radian Asset Assurance Inc., as Certificate Insurer, amending the Pooling And Servicing Agreement relating to ABFS MORTGAGE LOAN TRUST 2003-1, dated as of March 1, 2003, by and among the Depositor, the Servicer, and JPMorgan Chase Bank, in its capacity as trustee, collateral agent and back-up servicer.

 10.14 Fourth Waiver Letter, dated as of March 31, 2004, from JPMorgan Chase Bank regarding the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., American Business Mortgage Services, Inc., American Business Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"), American Business Financial Services, Inc., and JPMorgan Chase Bank, as indenture trustee and collateral agent ("Indenture Trustee") and JPMorgan Chase Bank, as note purchaser, and (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee.

 10.15 Amendment No. 1 to Sale and Servicing Agreement, dated as of May 12, 2004, amending the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., American Business Mortgage Services, Inc., American Business Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Financial Services, Inc., and JPMorgan Chase Bank, as note purchaser and as indenture trustee and collateral agent.

  31.1              Chief Executive Officer's Certificate

  31.2              Chief Financial Officer's Certificate

  32.1              Certification pursuant to Section 906 of the Sarbanes Oxley
                    Act of 2002.

Reports on Form 8-K

The following current reports on Form 8-K were filed or furnished to the SEC during the quarter ended March 31, 2004:

January 2, 2004

(Items 5 & 7) announcing the results of the December 31, 2003 closing of the first exchange offer and the results of the Annual Meeting of Stockholders held on December 31, 2003.


February 13, 2004

(Items 5 & 7) announcing the results of the February 6, 2004 closing of the first exchange offer.


February 17, 2004

(Items 7 & 12) announcing the issuance of press release reporting financial results for the second quarter of fiscal year 2004 ended December 31, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: May 14, 2004                    By:  /s/ Albert W. Mandia
                                           --------------------
                                           Albert W. Mandia
                                           Executive Vice President and Chief
                                           Financial Officer (principal
                                           financial officer)

                                  EXHIBIT INDEX
                                  -------------

   EXHIBIT
   NUMBER                            DESCRIPTION
                    ------------------------------------------------------------

       10.1 Form of AMENDED AND RESTATED POOLING AND SERVICING AGREEMENT, dated as of March 5, 2004, by and among Prudential Securities Secured Financing Corporation, in its capacity as Depositor of the Trust ("Depositor"), American Business Credit, Inc., in its capacity as servicer ("Servicer"), Wilshire Credit Corporation, in its capacity as back-up servicer, and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), in its capacity as trustee ("Trustee"), relating to:
                    (i) ABFS MORTGAGE LOAN TRUST 1996-2, amending and restating the Pooling and Servicing Agreement, dated as of August 31, 1996, by and among the Depositor, the Servicer and the Trustee;
                    (ii) ABFS MORTGAGE LOAN TRUST 1997-1, amending and restating the Pooling and Servicing Agreement, dated as of March 1, 1997, by and among the Depositor, the Servicer and the Trustee;
                    (iii)ABFS MORTGAGE LOAN TRUST 1997-2, amending and
                         restating the Pooling and Servicing Agreement, dated as of September 1, 1997, by and among the Depositor, the Servicer and the Trustee;
                    (iv) ABFS MORTGAGE LOAN TRUST 1998-1, amending and restating the Pooling and Servicing Agreement, dated as of February 1, 1998, by and among the Depositor, the Servicer and the Trustee;
                    (v) ABFS MORTGAGE LOAN TRUST 1998-2, amending and restating the Pooling and Servicing Agreement, dated as of June 1, 1998, by and among the Depositor, the Servicer and the Trustee;
                    (vi) ABFS MORTGAGE LOAN TRUST 1998-3, amending and restating the Pooling and Servicing Agreement, dated as of September 1, 1998, by and among the Depositor, the Servicer and the Trustee.

       10.2 Form of AMENDED AND RESTATED SALE AND SERVICING AGREEMENT, dated as of March 5, 2004, by and among Prudential Securities Secured Financing Corporation, as depositor (the "Depositor"), American Business Credit, Inc., as servicer (the "Servicer"), Wilshire Credit Corporation, as Back-up Servicer, JPMorgan Chase Bank (f/k/a Chase Bank of Texas, N.A.), as collateral agent (the "Collateral Agent"), The Bank Of New York, as indenture trustee (the "Indenture Trustee"), and:
                    (i) ABFS MORTGAGE LOAN TRUST 1998-4, as issuer (the "1998-4 Trust"), amending and restating the Sale and Servicing Agreement, dated as of November 1, 1998, by and among the Depositor, the 1998-4 Trust, the Servicer, the Collateral Agent and the Indenture Trustee;
                    (ii) ABFS MORTGAGE LOAN TRUST 1999-1, as issuer (the "1999-1
                         Trust"), amending and restating the Sale and Servicing Agreement, dated as of dated as of March 1, 1999, by and among the Depositor, the 1999-1 Trust, the Servicer, the Collateral Agent and the Indenture Trustee;
                    (iii)ABFS MORTGAGE LOAN TRUST 1999-4, as issuer (the
                         "1999-4 Trust"), amending and restating the Sale and Servicing Agreement, dated as of dated as December 1, 1999, by and among the Depositor, the 1999-4 Trust, the Servicer, the Collateral Agent and the Indenture Trustee.

       10.3 Form of SUPPLEMENTAL INDENTURE NO. 1, dated as of March 5, 2004, between The Bank Of New York, as indenture trustee (the "Indenture Trustee") and:
                    (i) ABFS MORTGAGE LOAN TRUST 1998-4, as issuer (the "1998-4 Trust"), supplementing the Indenture, dated as of November 1, 1998, between the 1998-4 Trust and the Indenture Trustee;
                    (ii) ABFS MORTGAGE LOAN TRUST 1999-1, as issuer (the "1999-1
                         Trust"), supplementing the Indenture, dated as of March 1, 1999, between the 1999-1 Trust and the Indenture Trustee;
                    (iii)ABFS MORTGAGE LOAN TRUST 1999-4, as issuer (the
                         "1999-4 Trust"), supplementing the Indenture, dated as of November 1, 1999, between the 1998-4 Trust and the Indenture Trustee.

       10.4 Form of amended DEFINED TERMS, constituting Appendix I to Exhibits 10.2 and 10.3.

       10.5 Form of AMENDED AND RESTATED SALE AND SERVICING AGREEMENT, dated as of March 5, 2004, by and among Prudential Securities Secured Financing Corporation, as depositor (the "Depositor"), American Business Credit, Inc., as servicer (the "Servicer"), Wilshire Credit Corporation, as back-up servicer, JPMorgan Chase Bank, (f/k/a Chase Bank of Texas, N.A.), as collateral agent (in such capacity, the "Collateral Agent"), and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as indenture trustee (in such capacity, the "Indenture Trustee"), and:
                    (i) ABFS MORTGAGE LOAN TRUST 1999-2, as issuer (the "1999-2 Trust"), amending and restating the Sale and Servicing Agreement, dated as of June 1, 1999, by and among the Depositor, the 1999-2 Trust, the Servicer, the Collateral Agent and the Indenture Trustee;
                    (ii) ABFS MORTGAGE LOAN TRUST 1999-3, as issuer (the "1999-3
                         Trust"), amending and restating the Sale and Servicing Agreement, dated as of September 1, 1999, by and among the Depositor, the 1999-3 Trust, the Servicer, the Collateral Agent and the Indenture Trustee.

       10.6 Form of SUPPLEMENTAL INDENTURE NO. 1, dated as of March 5, 2004, between and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as indenture trustee (the "Indenture Trustee") and:
                    (i) ABFS MORTGAGE LOAN TRUST 1999-2, as issuer (the "1999-2 Trust"), supplementing the Indenture, dated as of June 1, 1999, between the 1999-2 Trust and the Indenture Trustee;
                    (ii) ABFS MORTGAGE LOAN TRUST 1999-3, as issuer (the "1999-3
                         Trust"), supplementing the Indenture, dated as of September 1, 1999, between the 1999-3 Trust and the Indenture Trustee.

       10.7 Form of amended DEFINED TERMS, constituting Appendix I to Exhibits 10.5 and 10.6.

       10.8 Amendment No. 1 to the POOLING AND SERVICING AGREEMENT, SERIES 2003-1, dated as of October 31, 2003, by and among Bear Stearns Asset Backed Securities, Inc., as Depositor (the "Depositor"), American Business Credit, Inc., as Servicer ("Servicer"), EMC Mortgage Corporation, as Back-Up Servicer, JPMorgan Chase Bank, as Trustee and Collateral Agent, Bear Stearns & Co. Inc., as Class A-1 Certificateholder, and Radian Asset Assurance Inc., as Certificate Insurer, amending the Pooling And Servicing Agreement relating to ABFS MORTGAGE LOAN TRUST 2003-1, dated as of March 1, 2003, by and among the Depositor, the Servicer, and JPMorgan Chase Bank, in its capacity as trustee, collateral agent and back-up servicer.

       10.9 AMENDMENT NO. 1 TO THE POOLING AND SERVICING AGREEMENT, SERIES 2002-1, dated as of February 20, 2004, by and among Bear Stearns Asset Backed Securities, Inc., as depositor (the "Depositor"), American Business Credit, Inc., as servicer ("ABC"), JPMorgan Chase Bank, as trustee and collateral agent (the "Trustee"), Ambac Assurance Corporation, as Certificate Insurer and party entitled to exercise the voting rights of the Majority, and ABFS Warehouse Trust 2003-1, as Class R Certificateholder, amending the POOLING AND SERVICING AGREEMENT, dated as of March 1, 2002, by and among the Depositor, ABC and the Trustee.

      10.10 Form of AMENDMENT NO. 1 TO THE SALE AND SERVICING AGREEMENT, dated as of February 20, 2004, by and among, American Business Credit, Inc., as Servicer ("ABC"), JPMorgan Chase Bank (formerly know as The Chase Manhattan Bank), as indenture trustee and JPMorgan Chase Bank (as successor to Chase Bank of Texas, N.A.) as collateral agent (collectively, the "Indenture Trustee"), Ambac Assurance Corporation, as Note Insurer and as the party entitled to exercise the voting rights of the Majority Noteholders, ABFS Warehouse Trust 2003-1, as Holder of a majority of the Percentage Interest in the Trust Certificates, and:
                    (i) Prudential Securities Secured Financing Corporation, as Depositor (the "Depositor") and ABFS Mortgage Loan Trust 2000-1, as issuer (the "2000-1 Trust"), amending the Sale And Servicing Agreement, dated as of March 1, 2000 by and among the Depositor, ABC, the Indenture Trustee and the 2000-1 Trust;
                    (ii) Prudential Securities Secured Financing Corporation, as
                         Depositor (the "Depositor") and ABFS Mortgage Loan Trust 2000-2, as issuer (the "2000-2 Trust"), amending the Sale And Servicing Agreement, dated as of June 1, 2000 by and among the Depositor, ABC, the Indenture Trustee and the 2000-2 Trust;
                    (iii)Prudential Securities Secured Financing Corporation,
                         as Depositor (the "Depositor") and ABFS Mortgage Loan Trust 2000-3, as issuer (the "2000-3 Trust"), amending the Sale And Servicing Agreement, dated as of September 1, 2000 by and among the Depositor, ABC, the Indenture Trustee and the 2000-3 Trust;
                    (iv) Bear Stearns Asset Backed Securities, Inc., as
                         depositor (the "Depositor") and ABFS Mortgage Loan Trust 2000-4, as issuer (the "2000-4 Trust"), amending the Sale And Servicing Agreement, dated as of December 1, 2000 by and among the Depositor, ABC, the Indenture Trustee and the 2000-4 Trust.

      10.11 Waiver dated March 9, 2004 to the Pooling And Servicing Agreement, dated as of March 1, 2002, as amended February 20, 2004 ("Pooling Agreement"), and the Sale And Servicing Agreements, dated, respectively, as of March 1, 2000, June 1, 2000, September 1, 2000 and December 1, 2000, each as amended February 20, 2004 ("Sale Agreements"), issued by Ambac Assurance Corporation, as Certificate Insurer under the Pooling Agreement and as Note Insurer under the Sale Agreements.

      10.12 Waiver, dated April 14, 2004, to the Pooling And Servicing Agreement, dated as of March 1, 2002, as amended February 20, 2004 ("Pooling Agreement"), and the Sale And Servicing Agreements, dated, respectively, as of March 1, 2000, June 1, 2000, September 1, 2000 and December 1, 2000, each as amended February 20, 2004 ("Sale Agreements"), issued by Ambac Assurance Corporation, as Certificate Insurer under the Pooling Agreement and as Note Insurer under the Sale Agreements.

      10.13 Amendment No. 2 to the POOLING AND SERVICING AGREEMENT, SERIES 2003-1, dated as of April 30, 2004, by and among Bear Stearns Asset Backed Securities, Inc., as Depositor (the "Depositor"), American Business Credit, Inc., as Servicer ("Servicer"), EMC Mortgage Corporation, as Back-Up Servicer, JPMorgan Chase Bank, as Trustee and Collateral Agent, Bear Stearns & Co. Inc., as Class A-1 Certificateholder, and Radian Asset Assurance Inc., as Certificate Insurer, amending the Pooling And Servicing Agreement relating to ABFS MORTGAGE LOAN TRUST 2003-1, dated as of March 1, 2003, by and among the Depositor, the Servicer, and JPMorgan Chase Bank, in its capacity as trustee, collateral agent and back-up servicer.

      10.14 Fourth Waiver Letter, dated as of March 31, 2004, from JPMorgan Chase Bank regarding the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., American Business Mortgage Services, Inc., American Business Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"), American Business Financial Services, Inc., and JPMorgan Chase Bank, as indenture trustee and collateral agent ("Indenture Trustee") and JPMorgan Chase Bank, as note purchaser, and (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee.

      10.15 Amendment No. 1 to Sale and Servicing Agreement, dated as of May 12, 2004, amending the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., American Business Mortgage Services, Inc., American Business Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American Business Financial Services, Inc., and JPMorgan Chase Bank, as note purchaser and as indenture trustee and collateral agent.

       31.1         Chief Executive Officer's Certificate

       31.2         Chief Financial Officer's Certificate

       32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.