Form 10-K
period 2004-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2004-10-13
CIK 772349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 2004
                                 -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________

                        Commission file number 000-22474

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

         Series A Convertible Preferred Stock, par value $.001 per share
         ---------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] YES   [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] YES [X] NO

         The aggregate market value of the registrant's common stock, par value $.001 per share, held by non-affiliates of the registrant based on the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $5.8 million.

         The number of shares outstanding of the registrant's sole class of common stock as of September 30, 2004, the latest practicable date before the filing of this Form 10-K, was 3,598,342 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement, in connection with its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after June 30, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL INFORMATION REGARDING OUR BUSINESS

         American Business Financial Services, Inc. is a financial services organization operating mainly in the eastern and central portions of the United States. Recent expansion has positioned us to increase our operations in the western portion of the United States, especially California. Through our principal direct and indirect subsidiaries, we currently originate, sell and service home equity and purchase money mortgage loans, to which we refer as home mortgage loans, secured by first or second mortgages on one-to-four family residences, which may not satisfy the eligibility requirements of Fannie Mae, Freddie Mac or similar buyers and which we refer to in this document as home mortgage loans. During fiscal 2004, 89.9% of loans originated by us were secured by first mortgages and 10.1% of loans originated by us were secured by second mortgages. See "-- Lending Activities -- Home Mortgage Loans" for a description of our home mortgage loan lending activities.

         Additionally, we service loans to businesses secured by real estate and other business assets that we had originated and sold in prior periods, which we refer to in this document as business purpose loans. To the extent we obtain a credit facility to fund business purpose loans, we may originate and sell business purpose loans in future periods.

         Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. This type of borrower is commonly referred to as a subprime borrower. Loans made to subprime borrowers are frequently referred to as subprime loans. Financial institutions utilize a credit rating system referred to as a FICO score to evaluate the creditworthiness of borrowers and as a means to establish their risk associated with lending to a particular borrower. The higher the FICO score, which can range from 300 to 850, the more creditworthy the borrower is. Generally, borrowers with FICO scores of 720 to 850 would receive the most favorable interest rates. During fiscal 2004, the average FICO score of our subprime home mortgage borrowers was 623. According to Standard & Poor's, subprime lenders issued securitized transactions with mixed collateral (fixed and adjustable rate mortgage loans) with a range of average FICO scores between 584 and 642 during the second quarter of calendar 2004.

         We originate loans through a combination of channels including a national processing center located at our centralized operating office in Philadelphia, Pennsylvania, and a network of mortgage brokers. During fiscal 2004, we acquired broker operations in West Hills, California and Austin, Texas, and opened new offices in Edgewater, Maryland and Irvine, California to support our broker operations. We also process and purchase home mortgage loans through our Bank Alliance Services program. Through this program, we purchase home mortgage loans from other financial institutions and hold these loans as available for sale until they are sold in a whole loan sale or in connection with a future securitization. Our loan servicing and collection activities were performed at our Bala Cynwyd, Pennsylvania office, and were relocated to our Philadelphia office on July 12, 2004. See "-- Lending Activities."

         We were incorporated in Delaware in 1985 and began operations as a finance company in 1988, initially offering business purpose loans to customers whose borrowing needs we believed were not being adequately serviced by commercial banks. Since our inception, we have significantly expanded our product line and geographic scope and currently have licenses or are otherwise qualified to offer our home mortgage loan products in 46 states.

         Our business strategy has generally involved the sale of substantially all of the loans we originate through a combination of loan sales with servicing released, which we refer to as whole loan sales, and securitizations. Our determination as to whether to dispose of loans through securitizations or whole loan sales depends on a variety of factors including market conditions, profitability and cash flow considerations. From 1995 through the fourth quarter of fiscal 2003, we have elected to utilize securitization transactions extensively due to the favorable conditions we experienced in the securitization markets. We generally realized higher gain on sale in our securitization transactions than on whole loan sales for cash. In whole loan sale transactions, the gain on sale is generally significantly lower than the gains realized in securitization transactions, but we receive the gain in cash. Due to our inability to securitize our loans in the fourth quarter of fiscal 2003, we adjusted our business strategy to emphasize more whole loan sales. The use of whole loan sales enables us to more rapidly generate cash flow, protect against volatility in the securitization markets and reduce risks inherent in retaining an interest in the securitized loans. However, unlike securitizations, where we may retain the right to service the loans we sell for a fee, which we refer to as servicing rights, whole loan sales are typically structured as a sale with servicing rights released and do not result in our receipt of interest-only strips. As a result, using whole loan sales more extensively in the future will reduce our income from servicing activities and limit the amount of securitization assets created. Of the $982.7 million of loans originated by us in fiscal 2004, at June 30, 2004, approximately 10% of these loans were securitized, approximately 60% of these loans were sold in whole loan sales with servicing released and the remainder were on our balance sheet at June 30, 2004 as available for sale pending future sale. We do not intend to hold any of these loans on our balance sheet permanently. See "-- Recent Developments," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Whole Loan Sales" and "-- Whole Loan Sales."

         When we securitize loans originated by our subsidiaries, we may retain interests in the securitized loans in the form of interest-only strips and servicing rights, which we refer to as our securitization assets. A securitization is a financing technique often used by originators of financial assets to raise capital. A securitization involves the transfer of a pool of financial assets, in our case, loans, to a trust in exchange for certificates, notes or other securities issued by the trust and representing an undivided interest in the trust assets. The transfer to the trust involves a sale and pledge of the financial assets, as well as providing representations and warranties regarding these transferred assets, depending on the particular transaction. Next, the trust sells a portion of the certificates, notes or other securities to investors for cash. Often the originator of the loans retains the servicing rights and may also retain an interest in the cash flows generated by the securitized loans which is subordinate to the interest represented by the notes or certificates sold to investors in the securitizations. This interest in the cash flows generated by the securitized loans is called an interest-only strip. See "-- Securitizations" and "-- Loan Servicing and Administrative Procedures" for further information.

         Loans and leases in which we have interests, either because the loans and leases are on our balance sheet or sold into securitizations in which we have retained interests, are referred to as our total portfolio. The managed portfolio includes loans held as available for sale on our balance sheet and loans serviced for others.

         In addition to other sources, we fund our operations with subordinated debentures that we offer from our principal operating office located in Philadelphia, Pennsylvania. We offer these debentures without the assistance of an underwriter or dealer. At June 30, 2004, we had $522.6 million in subordinated debentures outstanding which included investment notes and uninsured money market notes. These debentures had a weighted-average interest rate of 9.91% and a weighted-average remaining maturity of 13.5 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Our principal corporate office is located at 103 Springer Building, 3411 Silverside Road, Wilmington, Delaware 19810. The telephone number at that address is (302) 478-6160. Our principal operating office is located at The Wanamaker Building, 100 Penn Square East, Philadelphia, Pennsylvania 19107. The telephone number at the Philadelphia office is (215) 940-4000. We maintain a web site on the World Wide Web at www.abfsonline.com. The information on our web site is not and should not be considered part of this document and is not incorporated into this prospectus by reference. This web site is only intended to be an inactive textual reference.

RECENT DEVELOPMENTS

         EXCHANGE OFFERS. On December 1, 2003, we mailed the Offer to Exchange, referred to as the first exchange offer in this document, to holders of our subordinated debentures issued prior to April 1, 2003. On May 14, 2004, we mailed a second exchange offer, referred to as the second exchange offer in this document, to holders of our subordinated debentures issued prior to November 1, 2003. The first exchange offer and the second exchange offer are collectively referred to as the exchange offers in this document. Pursuant to the terms of the exchange offers, eligible holders of subordinated debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of 10.0% Series A convertible preferred stock referred to as Series A preferred stock in this document; and/or (ii) dollar-for-dollar for shares of Series A preferred stock. Pursuant to the terms of the first exchange offer, we exchanged $117.2 million of subordinated debentures for 61.8 million shares of Series A preferred stock and $55.4 million of senior collateralized subordinated notes. As a result of the second exchange offer, we exchanged $91.4 million of subordinated debentures for 47.6 million shares of Series A preferred stock and $43.8 million of senior collateralized subordinated notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Exchange Offers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Subordinated Debentures" for a more detailed discussion of the exchange offers.

         Depending on market conditions and our financial condition, we may engage in additional exchange offers in the future and we are considering another exchange offer in our second quarter of fiscal 2005. See "Risk Factors -- We may issue additional preferred stock which could be entitled to dividends, liquidation preferences and other special rights and preferences not shared by holders of our common stock or which could have anti-takeover effects."

         OUR RECENT FINANCIAL DIFFICULTIES AND LIQUIDITY CONCERNS. Several events and issues, which occurred beginning in the fourth quarter of fiscal 2003, have negatively impacted our short-term liquidity and contributed to our losses for fiscal 2003 and fiscal 2004. These events included our inability to complete publicly underwritten securitizations during the fourth quarter of fiscal 2003 and all of fiscal 2004 (we completed a privately-placed securitization in the second quarter of fiscal 2004), our inability to draw down upon and the expiration of several of our credit facilities, and our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for information regarding our continued inability to complete publicly underwritten securitizations.

         As a result of these liquidity issues our loan origination volume during fiscal 2004 was substantially reduced. From July 1, 2003 through June 30, 2004, we originated $982.7 million of loans, as compared to originations of $1.67 billion of loans for the same period in fiscal 2003. We anticipate that depending upon the size of our future quarterly securitizations, if any, we will need to increase our loan originations to approximately $400.0 million to $500.0 million per month to return to profitable operations. If we are unable to complete quarterly securitizations, we will need to increase our loan originations to approximately $550.0 million to $650.0 million per month to return to profitability. Our ability to achieve the levels of loan originations necessary to achieve profitable operations could be hampered by our failure to continue to successfully implement our adjusted business strategy, funding limitations under existing credit facilities and our ability to obtain new credit facilities and renew existing facilities. Our plan is to increase loan originations through the continued application of our business strategy adjustments, particularly as related to building our expanded broker channel and offering adjustable rate mortgages, purchase money mortgages and more competitively priced fixed rate mortgages. See "-- Business Strategy" for a discussion of our plans to achieve this level of originations. For a detailed discussion of our losses, capital resources and commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         On June 30, 2004, we had unrestricted cash of approximately $0.9 million and up to $210.4 million available under our warehouse credit facilities. We can only use advances under these credit facilities to fund loan originations and not for any other purposes. The combination of our current cash position and expected sources of operating cash may not be sufficient to cover our operating cash requirements.

         For the next six to twelve months, we intend to augment our sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures may be used to fund overcollateralization requirements, as defined below, in connection with our loan originations and to fund our operating losses. Under the terms of our credit facilities, our credit facilities will advance us 75% to 97% of the value of loans we originate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the terms of our credit facilities. As a result of this limitation, we must fund the difference between the loan value and the advances, which we refer to as the overcollateralization requirement, from our operating cash. We can provide no assurances that we will be able to continue issuing subordinated debentures.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Remedial Steps Taken to Address Liquidity Issues" for a discussion of the specific actions we undertook to address liquidity concerns.

         RECENT OPERATING LOSSES AND SALE OF ASSETS. We incurred a net loss attributable to common stock of $115.1 million and $29.9 million for the fiscal years ended June 30, 2004 and 2003, respectively. In addition, depending on our ability to recognize gains on our future securitizations, we anticipate incurring operating losses at least through the first quarter of fiscal 2005.

         The loss for fiscal 2004 primarily resulted from liquidity issues we have experienced since the fourth quarter of fiscal 2003, including the absence of credit facilities until the second quarter of fiscal 2004, which substantially reduced our loan origination volume and our ability to generate revenues, our inability to complete a publicly underwritten securitization during fiscal 2004, our shift in business strategy to focus on whole loan sales, and charges to the income statement of $46.4 million for pre-tax valuation adjustments on our securitization assets. Additionally, operating expense levels that would support greater loan origination volume also contributed to the loss for fiscal 2004.

         During fiscal 2004, we recorded total pre-tax valuation adjustments on our interest-only strips and servicing rights of $63.8 million, of which $46.4 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income, a component of stockholders' equity. The fiscal 2004 adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the low interest rate environment experienced during fiscal 2004. Additionally, the fiscal 2004 valuation adjustment also includes a write down of $5.4 million of the carrying value of our interest-only strips and servicing rights related to five of our mortgage securitization trusts to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates - Interest-Only Strips" for a discussion of how valuation adjustments are recorded.

         AMOUNT OF OUR INDEBTEDNESS. At June 30, 2004, we had total indebtedness of approximately $847.4 million, comprised of amounts outstanding under our credit facilities, senior collateralized subordinated notes issued in the exchange offers, capitalized leases and subordinated debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a comparison at June 30, 2004 of our secured and unsecured obligations to assets which were available to repay those obligations.

         BUSINESS STRATEGY ADJUSTMENTS. In response to our inability to securitize and liquidity issues described above, we adjusted our business strategy at the beginning of fiscal 2004 to shift from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. See "-- Business Strategy."

         If we fail to generate sufficient liquidity through the sales of our loans, the sale of our subordinated debentures, the maintenance of credit facilities or a combination of the foregoing, we will have to restrict loan originations and make additional changes to our business strategy, including restricting or restructuring our operations which could result in losses and impair our ability to repay our subordinated debentures and other outstanding debt. While we currently believe that we will be able to restructure our operations, if necessary, we cannot assure you that such restructuring will enable us to attain profitable operations or repay the subordinated debentures when due. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising additional equity, seeking to convert an additional portion of our subordinated debentures to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets. See "Risk Factors -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably, restrict our ability to repay our outstanding debt, and negatively impact the value of our capital stock" and "-- If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our outstanding debt and the value of our capital stock will be negatively impacted."

         In addition to these restrictions and changes to our business strategy in the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debenture maturities and vendor payments.

         The contingent financial restructuring plan is based on actions that we would take, in addition to those indicated in our adjusted business strategy, to reduce our operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and obtaining working capital funding. No assurance can be given that we will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay the outstanding debt when due. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Remedial Steps Taken to Address Liquidity Issues."

         CREDIT FACILITIES, SERVICING AGREEMENTS AND WAIVERS RELATED TO FINANCIAL COVENANTS. At various times since June 30, 2003, we have been out of compliance with one or more financial covenants contained in our $200.0 million credit facility (reduced to $100.0 million on September 30, 2004). We have continued to operate on the basis of waivers granted by the lender under this facility. We currently anticipate that we will be out of compliance with one or more of these financial covenants at October 31, 2004 and will need a waiver from this lender for this noncompliance to continue to operate. The expiration date of this facility was originally September 21, 2004, but the lender agreed to extend the expiration date until November 5, 2004 in consideration for, among other things, a reduction in the amount that could be borrowed under this facility to $100.0 million.

         At various times since June 30, 2003 we have also been out of compliance with the net worth requirement in several of our pooling and servicing agreements and sale and servicing agreements (collectively referred to in this document as the servicing agreements) and have been required to obtain waivers from and amendments to these agreements. As a result of the amendments to our servicing agreements, all of our servicing agreements associated with bond insurers now provide for term-to-term servicing and, in the case of our servicing agreements with two bond insurers, our rights as servicer may be terminated at the expiration of a servicing term in the sole discretion of the bond insurer.

         We cannot assure you that we will continue to receive the waivers and servicing agreement extensions that we need to operate or that they will not contain conditions that are unacceptable to us. Because we anticipate incurring losses through at least the first quarter of fiscal 2005, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers as a result of our non-compliance with financial covenants contained in our credit facilities and servicing agreements. To the extent we are not able to obtain waivers under our credit facilities, we may be unable to pay dividends on the Series A preferred stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional information regarding the waivers obtained. See also "Risk Factors -- Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility and limit our ability to operate profitability, and our ability to repay our outstanding debt may be impaired and the value of our capital stock could be negatively impacted" and " -- Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations, or fail to meet minimum net worth requirements or financial covenants which could hinder our ability to operate profitably, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

         SECURITIES CLASS ACTION LAWSUITS AND SHAREHOLDER DERIVATIVE ACTION. In January and February of 2004, four class action lawsuits were filed against us and certain of our officers and directors. A consolidated amended class action complaint that supersedes these four complaints was filed on August 19, 2004 in the United States District Court for the Eastern District of Pennsylvania. The consolidated complaint alleges that, during the applicable class period, our forbearance and deferment practices enabled us to, among other things, lower our delinquency rates to facilitate the securitization of our loans which purportedly allowed us to collect interest income from our securitized loans and inflate our financial results and market price of our common stock. The consolidated amended class action complaint seeks unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         On March 15, 2004, a shareholder derivative action was filed against us, as a nominal defendant, and our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, our directors, Messrs. Becker, DeLuca and Sussman, and our former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania and alleges that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the consolidated amended complaint filed in the putative consolidated securities class action. See "Legal Proceedings" and "Risk Factors -- We are subject to private litigation, including lawsuits resulting from the alleged "predatory" lending practices, as well as securities class action and derivative lawsuits, the impact of which on our financial position is uncertain. The inherent uncertainty related to litigation of this type and the preliminary stage of these suits makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result of these matters."

WHERE YOU CAN GET ADDITIONAL INFORMATION

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

         Our adjusted business strategy involves significantly increasing the use of loan brokers to increase loan origination volume and retaining and hiring senior officers to manage the broker program. In December 2003, we hired an experienced industry professional who manages our wholesale business and acquired a broker operation with 35 employees (67 employees at June 30, 2004) located in California. In March 2004, we opened a mortgage broker office in Maryland and hired three experienced senior managers and a loan origination staff of 40 (56 employees at June 30, 2004). In June 2004, we acquired a broker operation with 35 employees in Texas. In addition, we hired 25 account executives to develop relationships with mortgage brokers and to expand our broker presence in the eastern, southern and mid-western areas of the United States and retained 67 employees in our Upland Broker Services Philadelphia headquarters to support our growing broker network. In total at June 30, 2004, we had 285 employees in our broker operations, including 136 account executives.

         Our business strategy includes the following:

         o Selling substantially all of the loans we originate through a combination of whole loan sales and securitizations. Whole loan sales are generally completed on a weekly basis.

         o Shifting from a predominantly publicly underwritten securitization strategy and gain-on-sale business model to a strategy focused on a combination of whole loan sales and smaller securitization transactions. When securitization opportunities are available to us, the size of our quarterly loan securitizations will be reduced from previous levels. We expect to execute our securitizations, if any, as private placements to institutional investors or publicly underwritten securitizations, subject to market conditions. Historically, the market for whole loan sales has provided reliable liquidity for numerous originators as an alternative to securitization. Whole loan sales provide immediate cash premiums to us, while securitizations generate cash over time but generally result in higher gains at the time of sale. We intend to rely less on gain-on-sale accounting and loan servicing activities for our revenue and earnings and will rely more on cash premiums earned on whole loan sales. This strategy is expected to result in relatively lower earnings levels at current loan origination volumes, but will increase cash flow, accelerate the timeframe for becoming cash flow positive and improve our liquidity position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for more detail on cash flow.

         o Broadening our mortgage loan product line and increasing loan originations. Historically we have originated primarily fixed-rate home equity loans. Under our business strategy, we originate adjustable-rate, alt-A and alt-B mortgage loans which have higher credit scores as well as a wide array of fixed-rate and adjustable rate mortgage loans in order to appeal to a broader base of prospective customers and increase loan originations. During the three months ended June 30, 2004, 46.7% of the loans which we originated were adjustable-rate mortgage loans. We have also begun to originate purchase money mortgage loans primarily through our broker channel. In fiscal 2004, we originated $176.9 million of purchase money mortgages, or 18.0% of total home mortgage loans originated.

         o Offering more competitive interest rates charged to borrowers on new products. By offering more competitive interest rates charged on new products, we originate loans to borrowers with higher credit quality. In addition, by offering more competitive interest rates our loans appeal to a wider customer base which we expect will substantially reduce our marketing costs, make more efficient use of marketing leads and increase loan origination volume.

         o Reducing origination of the types of loans that are not well received in the whole loan sale and securitization markets. During fiscal 2004, we originated only $587,000 of business purpose loans. In the future, we may originate business purpose loans to meet demand in the whole loan sale and securitization markets to the extent we obtain a credit facility to fund business purpose loans. We can utilize our current credit facilities only to fund home mortgage loans.

         o Expanding the use of e-commerce in our retail and broker channels. This is expected to increase loan applications and reduce the cost to originate loans.

         o Reducing the cost of loan originations. We have implemented plans to:

                  o reduce the cost to originate in our Upland Mortgage direct retail channel by broadening the product line and offering more competitive interest rates in order to increase origination volume, and reducing marketing costs;

                  o     reduce the cost to originate in our broker channel by:
                        a) increasing volume by broadening the mortgage loan product line, b) consolidating some of the broker channel's operating functions to our centralized operating office in Philadelphia, and c) developing and expanding broker relationships; we also introduced Easy Loan Advisor on our Internet-based website for our offices supporting our broker operations. Easy Loan Advisor offers significant efficiencies by automating the origination and underwriting of loans; and

                  o reduce the cost to originate in the Bank Alliance Services program by broadening our product line and increasing the amount of fees we would charge to any new participating financial institutions.

         o Reducing the amount of outstanding subordinated debentures. The increase in cash flow expected under our business strategy is expected to accelerate a reduction in our reliance on issuing subordinated debentures to meet our liquidity needs and allow us to begin to pay down existing subordinated debentures.

         o Reducing operating costs. From June 30, 2003 to June 30, 2004, our workforce has experienced a net reduction of 150 employees. With our business strategy's focus on whole loan sales and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. However, we expect to increase our sales, servicing and support positions as necessary in the future to handle higher levels of loan originations. Since June 30, 2003 we reduced our workforce by approximately 255 employees and experienced a net loss of approximately 90 additional employees who resigned. Partially offsetting this workforce reduction, we have added 195 loan origination employees in our broker channel as part of our business strategy's focus on expanding our broker operations.

         Our business strategy is dependent on our ability to emphasize lending related activities that provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on reasonable terms and to profitably securitize or sell our loans on a regular basis. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which could adversely affect our results of operations and financial condition. See "Risk Factors -- If we are unable to successfully implement our adjusted business strategy which focuses on whole loan sales, we may be unable to attain profitable operations which could impair our ability to repay our outstanding debt and could negatively impact the value of our capital stock."

SUBSIDIARIES

         As a holding company, our activities have been limited to:

         o  providing management oversight over subsidiary operations;

         o  holding the shares of our subsidiaries; and

         o raising capital for use in the subsidiaries' lending and loan servicing operations.

         We are the parent holding company of American Business Credit, Inc. and its primary subsidiaries, HomeAmerican Credit, Inc. (doing business as Upland Mortgage), American Business Mortgage Services, Inc., and Tiger Relocation Company.

         American Business Credit, Inc., a Pennsylvania corporation incorporated in 1988 and acquired by us in 1993, currently services business purpose loans and home mortgage loans. In the past, this subsidiary also originated and sold business purpose loans.

         HomeAmerican Credit, Inc., a Pennsylvania corporation incorporated in 1991, originates, purchases, sells and services home mortgage loans. HomeAmerican Credit, Inc. acquired Upland Mortgage Corp. in 1996 and since that time has conducted business as "Upland Mortgage." HomeAmerican Credit, Inc. also administers the Bank Alliance Services program. See "-- Lending Activities -- Home Mortgage Loans."

         American Business Mortgage Services, Inc., a New Jersey corporation organized in 1938 and acquired by us in October 1997, originates, purchases, sells and services home mortgage loans.

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

         The following chart sets forth our basic organizational structure and our primary subsidiaries.(a)



                  ---------------------------------------------
                           AMERICAN BUSINESS FINANCIAL
                                 SERVICES, INC.
                 ==============================================
                                 Holding Company
                      Management oversight over subsidiary
                   operations and raising capital for lending
                            and servicing operations
                  ---------------------------------------------
                                       |
                                       |
                  ---------------------------------------------
                         AMERICAN BUSINESS CREDIT, INC.

                 ==============================================
                       Services business purpose loans and
                               home mortgage loans
                  ---------------------------------------------
                                       |
            -------------------------------------------------------
            |                          |                          |
            |                          |                          |
    ----------------        ----------------------      ---------------------
       AMERICAN                  HOMEAMERICAN                   TIGER
       BUSINESS               CREDIT, INC. D/B/A             RELOCATION
       MORTGAGE                     UPLAND                     COMPANY
     SERVICES, INC.                MORTGAGE
    ----------------        ----------------------      ---------------------
    ----------------        ----------------------      ---------------------
      Originates,           Originates, purchases,        Holds, maintains
    purchases, sells          sells and services        and sells foreclosed
          and                 home mortgage loans             real estate
     services home           and administers the
       mortgage                 Bank Alliance
        loans                 Services program
   ----------------        ----------------------       ---------------------


____________________________

(a) In addition to the corporations pictured in this chart, we organized at least one special purpose corporation for each securitization and have several other subsidiaries that are inactive or not significant to our operations.

LENDING ACTIVITIES

         GENERAL. The following table sets forth information concerning our loan origination, purchase and sale activities for the periods indicated.

                                                                     YEAR ENDED JUNE 30,
                                                           -------------------------------------
                                                              2004          2003         2002
                                                           ---------       ------      ---------
                                                                    (DOLLARS IN THOUSANDS)
         Loans Originated/Purchased
             Business purpose loans....................    $     587    $   122,790  $   133,352
             Home mortgage loans.......................    $ 982,093    $ 1,543,730  $ 1,246,505
         Number of Loans Originated/Purchased
             Business purpose loans....................            2          1,340        1,372
             Home mortgage loans.......................        8,281         17,003       14,015
         Average Loan Size
             Business purpose loans....................    $     293    $        92  $        97
             Home mortgage loans.......................    $     119    $        91  $        89
         Weighted-Average Interest Rate on Loans
             Originated/Purchased
               Business purpose loans..................        14.62%         15.76%       15.75%
               Home mortgage loans.....................         7.86%          9.99%       10.91%
               Combined................................         7.86%         10.42%       11.38%
         Weighted-Average Term (in months)
             Business purpose loans....................          150            160          161
             Home mortgage loans.......................          294            272          260
         Loans Securitized or Sold
             Business purpose loans....................    $  18,931    $   112,025  $   129,074
             Home mortgage loans.......................    $ 930,853    $ 1,339,752  $ 1,279,740
         Number of Loans Securitized or Sold
             Business purpose loans....................          198          1,195        1,331
             Home mortgage loans.......................        9,932         14,952       14,379

         The following table sets forth information regarding the average loan-to-value ratios for loans we originated and purchased during the periods indicated.

                                                                    YEAR ENDED JUNE 30,
                                                               ------------------------------
                             LOAN TYPE                         2004         2003         2002
                             ---------                         ----         ----         ----
         Business purpose loans........................        70.1%        62.2%        62.6%
         Home mortgage loans...........................        81.3         78.2         77.8


         The following table shows the geographic distribution of our loan originations and purchases during the periods indicated.

                                                         YEAR ENDED JUNE 30,
                         -------------------------------------------------------------------------------------
                                     2004                          2003                          2002
                         --------------------------    ----------------------------  -------------------------
                           Amount              %           Amount           %             Amount          %
                         ----------        -------     -------------   --------      --------------   --------
                                                   (dollars in thousands)
California                $230,665          23.47%       $      --          --%        $      --          --%
New York                    99,631          10.14          376,425       22.59           341,205       24.73
Pennsylvania                83,594           8.51          118,915        7.14           103,865        7.53
Massachusetts               64,254           6.54          134,342        8.06           101,383        7.35
Florida                     57,092           5.81          135,164        8.11            97,686        7.08
Maryland                    48,777           4.96           36,542        2.19            25,307        1.83
Virginia                    41,294           4.20           46,508        2.79            33,169        2.40
Michigan                    40,975           4.17           92,009        5.52            89,224        6.47
Ohio                        39,949           4.07           70,957        4.26            65,884        4.77
New Jersey                  38,108           3.88          212,035       12.72           159,117       11.53
Illinois                    37,617           3.83           90,111        5.41            73,152        5.30
Georgia                     26,127           2.66           21,022        1.26            49,956        3.62
Indiana                     17,583           1.79           33,671        2.02            27,833        2.02
Texas                       17,155           1.75            9,746        0.58               304        0.02
Connecticut                 16,841           1.71           42,525        2.55            30,461        2.21
Other (a)                  123,018          12.51          246,548       14.80           181,311       13.14
                          --------         ------       ----------      ------        ----------     -------
      Total               $982,680         100.00%      $1,666,520      100.00%       $1,379,857      100.00%
                          ========         ======       ==========      ======        ==========     =======

----------
(a) No individual state included in "Other" constitutes more than 1.5% of total loan originations for the fiscal year ended June 30, 2004.

         CUSTOMERS. Our loan customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. These institutions have historically provided loans only to individuals with the most favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit histories and/or unverifiable income. Our experience has indicated that these borrowers are attracted to our loan products as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan requests. Historically, our customers have been willing to pay our origination fees and interest rates even though they are generally higher than those charged by traditional lending sources. This type of borrower is commonly referred to as a subprime borrower. Loans made to subprime borrowers are frequently referred to as subprime loans. See "-- Business Strategy."

         HOME MORTGAGE LOANS. We originate home mortgage loans, consisting of home equity loans and purchase money mortgage loans, through Upland Mortgage and American Business Mortgage Services, Inc. We also process and purchase loans through the Bank Alliance Services program. We originate home mortgage loans primarily to credit-impaired borrowers through various channels including retail marketing and broker operations. Our retail channel includes direct mail and our subsidiaries' interactive web sites, and have included radio and television advertisements.

         In total at June 30, 2004, we had 285 employees in our broker operations including 136 account executives. Our broker operations originate loans using a broker network that after recent expansion is spread geographically throughout the continental United States. During fiscal 2004, we added four offices with 192 employees at June 30, 2004 to support our broker operations and hired 25 account executives to expand our broker presence and increase loan originations. We also introduced Easy Loan Advisor on our Internet-based broker website for our offices supporting our broker operations. Easy Loan Advisor offers significant efficiencies by automating the origination and underwriting of these loans.

         We entered the home equity loan market in 1991. With the recent expansion of our broker operations, we added purchase money mortgage loans in 2004. Currently, we are licensed or otherwise qualified to originate home mortgage loans in 46 states. We also hired 25 account executives to develop relationships with mortgage brokers and to expand our broker presence in the eastern, southern and mid-western areas of the United States. We generally sell on a whole loan basis with servicing released, or securitize the loans originated and funded by our subsidiaries.

         The business strategy that we are emphasizing beginning in fiscal 2004 has impacted our origination of home mortgage loans. Our business strategy is designed to appeal to a broader prospective customer base and increase the amount of loan originations. We have broadened our mortgage loan product line to include adjustable-rate, alt-A and alt-B and purchase money mortgage loans. Our strategy also emphasizes reducing the cost to originate loans by expanding our broker network and reducing retail marketing costs. Our business strategy also focuses on shifting from a predominantly publicly underwritten securitization strategy and gain-on-sale business model to a strategy focused on a combination of whole loan sales and smaller securitization transactions. For a discussion of our business strategy and its potential impact on our home mortgage loan business, see "-- Business Strategy."

         Our retail operations receive home mortgage loan applications from potential borrowers over the phone, in writing, in person or through our subsidiaries' interactive web sites, and most recently through third-party lending-related web sites with whom we have working agreements. The loan request is then evaluated for possible loan approval. The loan processing staff generally provides its home mortgage applicants who qualify for loans with a conditional loan approval within 24 hours and closes its home mortgage loans within approximately fifteen to twenty days of obtaining a conditional loan approval.

         Our broker operations receive home mortgage loan applications from third-party unrelated brokers both in writing and increasingly through our newly introduced broker Internet web site. The loan request is then evaluated for possible loan approval. The loan processing staff generally provides the brokers with a conditional loan approval within 24 hours and closes its home mortgage loans within approximately fifteen to twenty days of obtaining a conditional loan approval.

         The following table presents the amounts of loans we originated in 2004 in our retail and broker operations channels (in thousands):

                                                                                Bank
                                             Retail            Broker          Alliance
                                            Channel          Channel          Services           Total
                                         --------------    -------------    --------------    ------------
Purchase Money Mortgage Loans:
   Fixed rate                                 $  2,177       $ 45,617         $    634         $ 48,428
   Adjustable rate                                 836        127,607                -          128,443
                                              --------       --------         --------         --------
   Total                                      $  3,013       $173,224         $    634         $176,871
                                              ========       ========         ========         ========
Home Equity Loans:
   Fixed rate                                 $424,619       $ 94,051         $127,770         $646,440
   Adjustable rate                              40,423        104,503           13,856          158,782
                                              --------       --------         --------         --------
   Total                                      $465,042       $198,554         $141,626         $805,222
                                              ========       ========         ========         ========
Total Home Mortgage Loans:
   Fixed rate                                 $426,796       $139,668         $128,404         $694,868
   Adjustable rate                              41,259        232,110           13,856          287,225
                                              --------       --------         --------         --------
   Total                                      $468,055       $371,778         $142,260         $982,093
                                              ========       ========         ========         ========

         Home mortgage loans ranged from $7,700 to $658,500 with an average loan size of approximately $119,000 during 2004 and $91,000 during 2003. We originated $982.1 million of home mortgage loans during fiscal 2004 and $1.5 billion during fiscal 2003. These loans were made both at fixed rates of interest and adjustable rates of interest, which were tied to 6 month LIBOR, and for terms ranging from five to thirty years, generally, with average origination fees of approximately 1.5% of the aggregate loan amount. The weighted-average interest rate received on home mortgage loans during fiscal 2004 was 7.86% and during fiscal 2003 was 9.99%. The average loan-to-value ratios for the loans originated by us during fiscal 2004 and fiscal 2003 were 81.3% and 78.2%, respectively.

         We attempt to maintain our interest rates and other charges on home mortgage loans to be competitive with the lending rates of other sub-prime mortgage finance companies. To the extent permitted by law, borrowers are given an option to choose between a loan without a prepayment fee at a higher interest rate or a loan with a prepayment fee at a lower interest rate. We may waive the collection of a prepayment fee, if any, in the event the borrower refinances a home mortgage loan with us.

         We have business arrangements with several financial institutions, which provide for our purchase of home mortgage loans that meet our underwriting criteria, but do not meet the guidelines of the selling institution for loans to be held in its portfolio. This program is called the Bank Alliance Services program. The Bank Alliance Services program is designed to provide an additional source of home mortgage loans. This program targets traditional financial institutions, such as banks, which because of their strict underwriting and credit guidelines for loans held in their portfolio have generally provided mortgage financing only to the most credit-worthy borrowers. This program allows these financial institutions to originate loans to credit-impaired borrowers in order to achieve community reinvestment goals and to generate fee income and subsequently sell such loans to one of our subsidiaries.

         Pursuant to the program, a financial institution adopts our underwriting criteria for home mortgage loans not intended to be held in its portfolio. If an applicant meets our underwriting criteria, as adopted by the program, we process the application materials and underwrite the loan for final approval by the financial institution. If the financial institution approves the loan, we close the loan for the financial institution in its name with funding provided by the financial institution. We purchase the loan from the financial institution shortly after the closing. Following our purchase of the loans through this program, we hold these loans as available for sale until they are sold in a whole loan sale or securitization.

         During fiscal 2004, we received referrals from approximately ten financial institutions participating in this program. As of June 30, 2004, seven financial institutions located in the eastern portion of the United States were actively participating in this program. These financial institutions provide us with the opportunity to process and purchase loans generated by the branch networks of such institutions, which consists of approximately 575 branches. These seven financial institutions accounted for approximately 20.5% of the referrals received by us under the Bank Alliance Services program during fiscal 2004. Pursuant to this program, our subsidiaries purchased approximately $142.3 million of loans during the year ended June 30, 2004 and $201.9 million of loans during the fiscal year ended June 30, 2003. During the year ended June 30, 2004, our top three financial institutions under the Bank Alliance Services program accounted for approximately 96.1% of our loan volume from this program. Only one of the seven remaining active participants was in our top three volume providers in fiscal 2004. We intend to expand the Bank Alliance Services program with financial institutions across the United States. See "-- Business Strategy."

         During fiscal 1999, we launched a retail Internet loan distribution channel through Upland Mortgage's web site. Through this interactive web site, borrowers can examine available loan options and calculate monthly principal and interest payments. The Upland Mortgage Internet platform provides borrowers with convenient access to the mortgage loan information 7 days a week, 24 hours a day. Throughout the loan processing period, borrowers who submit applications are supported by our staff of highly trained loan officers. Currently, in addition to the ability to utilize an automated rapid pre-approval process, which we believe reduces time and manual effort required for loan approval, the site features our proprietary software, Easy Loan Advisor, which provides personalized services and solutions to retail customers through interactive web dialog. We have applied to the U.S. Patent and Trademark Office to patent this product.

         During fiscal 2004, using our Easy Loan Advisor (referred to as ELA in this document) proprietary software, we launched a broker Internet loan distribution channel. We have added functionality to service the brokerage community and sales channels through its automated underwriting engine thereby providing access to the brokerage communities 7 days a week, 24 hours a day as well as loan structuring options to provide the various loan solutions to borrowers. The ELA software is a state of the art loan restructuring system which provides brokers almost instantaneous loan structure options. This technology is key to our forecasted loan growth.

         BUSINESS PURPOSE LOANS. Through our subsidiary, American Business Credit, Inc., we service business purpose loans that we originated and sold in prior periods predominantly in the eastern and central portions of the United States through a network of salespeople, loan brokers and through our business loan web site.

         During prior periods, we originated business purpose loans to corporations, partnerships, sole proprietors and other business entities for various business purposes including, but not limited to, working capital, business expansion, equipment acquisition, tax payments and debt-consolidation. We did not target any particular industries or trade groups and, in fact, took precautions against a concentration of loans in any one industry group. All business purpose loans originated generally were collateralized by a first or second mortgage lien on a principal residence of the borrower or a guarantor of the borrower or some other parcel of real property, such as office and apartment buildings and mixed use buildings, owned by the borrower, a principal of the borrower, or a guarantor of the borrower. In most cases, these loans were further collateralized by personal guarantees, pledges of securities, assignments of contract rights, life insurance and lease payments and liens on business equipment and other business assets. Prior to the fourth quarter of fiscal 2003, we generally securitized business purpose loans subsequent to their origination. We originated less than $1.0 million of business purpose loans in fiscal 2004. We are currently not originating these loans; however, in the future, we may originate business purpose loans to meet demand in the whole loan sale and securitization markets to the extent we obtain a credit facility to fund business purpose loans. If we originate business purpose loans in the future, we will focus our marketing efforts on small businesses that do not meet all of the credit criteria of commercial banks and small businesses that our research indicates may be predisposed to using our products and services. See "-- Business Strategy."

         We originated $587,000 in business purpose loans during the year ended June 30, 2004, and originated $122.8 million during fiscal 2003. When we originated larger volumes of business purpose loans, these loans generally ranged from $14,000 to $685,000 and had an average loan size of approximately $92,000 for the loans originated during the fiscal year ended June 30, 2003. Generally, our business purpose loans are made at fixed interest rates and for terms ranging from five to fifteen years. We generally charged origination fees for these loans of 4.75% to 5.75% of the outstanding principal balance. The weighted-average interest rate charged on the business purpose loans originated by us during the year ended June 30, 2004 was 14.62% and during fiscal year 2003 was 15.76%. Business purpose loans we originated during fiscal 2004 and fiscal 2003 had a loan-to-value ratio, based solely upon the real estate collateral securing the loans, of 70.1% and 62.2%, respectively.

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

         PREPAYMENT FEES. Approximately 80% to 85% of our home mortgage loans serviced had prepayment fees at the time of their origination. On home mortgage loans where the borrower has elected the prepayment fee option, the prepayment fee is generally a certain percentage of the outstanding principal balance of the loan. Our typical prepayment fee structure provides for a fee of 5% or less of the outstanding principal loan balance and will not extend beyond the first three years after a loan's origination. Prepayment fees on our existing home mortgage loans range from 1% to 5% of the outstanding principal balance and remain in effect for one to five years. At the time of their origination, approximately 90% to 95% of our business purpose loans had prepayment fees. The prepayment fee on business purpose loans is generally 8% to 12% of the outstanding principal balance, provided that no prepayment option is available until after the 24th scheduled payment is made and no prepayment fee is due after the 60th scheduled payment is made. From time to time, a different prepayment fee arrangement may be negotiated or we may waive prepayment fees for borrowers who refinance their loans with us. At June 30, 2004, approximately 50% to 55% of securitized home mortgage loans in our total portfolio had prepayment fees and approximately 50% to 55% of securitized business purpose loans in our total portfolio had prepayment fees.

         State law sometimes restricts our ability to charge a prepayment fee for both home mortgage and business purpose loans. Prior to its preclusion, we used the Parity Act to preempt these state laws for home mortgage loans which meet the definition of alternative mortgage transactions under the Parity Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal and Regulatory Considerations" for a discussion of how the adoption by the Office of Thrift Supervision in July 2003 of a rule which precludes us from using the Parity Act to preempt state prepayment penalty and late fees laws may impact our new loan originations.

         In states which have overridden the Parity Act and in the case of some fully amortizing home mortgage loans, state laws may restrict prepayment fees either by the amount of the prepayment fee or the time period during which it can be imposed. Federal law restrictions in connection with certain high interest rate and fee loans may also preclude the imposition of prepayment fees on these loans. Similarly, in the case of business purpose loans, some states prohibit or limit prepayment fees when the loan is below a specific dollar threshold or is secured by residential property.

MARKETING STRATEGY

         RETAIL LOAN ORIGINATION CHANNEL. Historically, we concentrated our marketing efforts for home mortgage loans primarily on credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. Although we still intend to lend to credit-impaired borrowers under our current business strategy, we have broadened our mortgage loan product line to include adjustable-rate, alt-A and alt-B and purchase money mortgage loans and to offer competitive interest rates in order to appeal to a wider range of customers. See "-- Business Strategy" and "Risk Factors -- Lending to credit-impaired borrowers may result in higher delinquencies in our total portfolio, which could hinder our ability to operate profitably, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

         We market home mortgage loans through direct mail campaigns and our interactive web sites, and have in the past used telemarketing, radio and television advertising. Recently, we have begun to accept applications forwarded to us by third-party lending-related web sites with whom we have working agreements. We believe that our targeted direct mail strategy delivers more leads at a lower cost than broadcast marketing channels. Our integrated approach to media advertising that utilizes a combination of direct mail and Internet advertising is intended to maximize the effect of our advertising campaigns. We expect the implementation of our business strategy to improve our response and conversion rates, which will reduce our overall marketing costs. We also use the Bank Alliance Services program as additional sources of loans.

         Our marketing efforts for home mortgage loans in our retail channel are focused on the eastern and central portions of the United States and continuing to expand to the western portion of the United States. We previously utilized branch offices in various states to market our loans. Effective June 30, 2003, we no longer originate loans through retail branch offices.

         BROKER OPERATIONS CHANNEL. We also use a network of loan brokers as a source of home mortgage loans. We continue to expand our network of loan brokers as part of our focus on whole loan sales in order to increase the amount of loans originated and reduce origination costs. During fiscal 2004, we acquired broker operations in West Hills, California and Austin, Texas, and opened new offices in Edgewater, Maryland and Irvine, California to support our broker operations.

         We market our broker operations though various sources including direct broker solicitation, trade shows and trade advertising. We also introduced Easy Loan Advisor on our Internet-based website for our offices supporting our broker operations. Additionally, we market our programs and rates through e-mail.

         BUSINESS PURPOSE LOANS. In prior fiscal years, our marketing efforts for business purpose loans focused on our niche market of selected small businesses located in our market area, which generally included the eastern and central portions of the United States. We targeted businesses, which might qualify for loans from traditional lending sources, but elected to use our products and services. Our experience had indicated that these borrowers were attracted to us as a result of our marketing efforts, the personalized service provided by our staff of highly trained lending officers and our timely response to loan applications. Historically, such customers had been willing to pay our origination fees and interest rates, which were generally higher than those charged by traditional lending sources.

         We had marketed business purpose loans through various forms of advertising, including large direct mail campaigns, our business loan web site and a direct sales force and loan brokers, and had in the past used newspaper and radio advertising. Although we originated only $587,000 of business purpose loans during the year ended June 30, 2004, we may originate and sell business purpose loans in future periods to the extent we obtain a credit facility to fund business purpose loans. Certain business purpose loans originated by us in prior periods are held for sale. See "-- Business Strategy" and "-- Lending Activities -- Business Purpose Loans."

UNDERWRITING PROCEDURES AND PRACTICES

         Summarized below are some of the policies and practices which are followed in connection with the origination of home mortgage loans and business purpose loans. These policies and practices may be altered, amended and supplemented, from time to time, as conditions warrant. We reserve the right to make changes in our day-to-day practices and policies at any time.

         Our loan underwriting standards are applied to evaluate prospective borrowers' credit standing and repayment ability as well as the value and adequacy of the mortgaged property as collateral. Initially, the prospective borrower is required to provide pertinent credit information in order to complete a detailed loan application. As part of the description of the prospective borrower's financial condition, the borrower is required to provide information concerning assets, liabilities, income, credit, employment history and other demographic and personal information. If the application demonstrates the prospective borrower's ability to repay the debt as well as sufficient income and equity, loan processing personnel generally obtain and review an independent credit bureau report on the credit history of the borrower and verify the borrower's income. Once all applicable employment, credit and property information is obtained, a determination is made as to whether sufficient unencumbered equity in the property exists and whether the prospective borrower has sufficient monthly income available to meet the prospective borrower's monthly obligations.

         The following table outlines the key parameters of the major credit grades of our current home mortgage loan underwriting guidelines. During fiscal 2004, we adjusted our credit grade and underwriting guidelines. We believe these adjustments provide more consistency with the guidelines used by institutional purchasers in the whole loan sale secondary market. As a result, we have broadened our home mortgage loan products to include loan programs allowing higher overall loan-to-value ratios, which are offset by compensating credit characteristics. These loans are originated with the primary intent of being sold as whole loans on the secondary market. The implementation of the new credit and underwriting guidelines allows us to be more competitive in the whole loan sale secondary market and enhances our ability to execute our adjusted business strategy. We will continue to monitor our credit and underwriting guidelines to maintain consistency with demand by institutional purchasers of whole loans. During the year ended June 30, 2004, home mortgage loans represented 99.9% of the loans we originated.

                          "A" CREDIT GRADE            "B" CREDIT GRADE            "C" CREDIT GRADE                   HOPE
--------------------  -------------------------    -------------------------  -------------------------   -------------------------
General Repayment     Has good credit but might    Pays the majority of       Marginal credit history     Designed to provide a
                      have some minor              accounts on time but has   which is offset by other    borrower with poor credit
                      delinquency                  some 30 and/or 60 day      positive attributes.        history an opportunity to
                                                   delinquency                                            correct past credit
                                                                                                          problems through lower
                                                                                                          monthly payment.

Existing Mortgage     Cannot exceed a maximum      Cannot exceed a maximum    Cannot exceed two 60 day    Cannot exceed a maximum
Loans                 of three 30 day              of four 30 day             delinquencies and/or one    of one 120 day
                      delinquencies in the past    delinquencies/ one 60 day  90 day delinquency in the   delinquency in the past
                      12 months.                   delinquency in the past    past 12 months.             12 months.
                                                   12 months.

Non-Mortgage Credit   Major credit and             Major credit and           Major credit and            Major and minor credit
                      installment debt should      installment debt can       installment debt can        delinquency is
                      be current but may           exhibit some minor 30      exhibit some minor 30       acceptable, but must
                      exhibit some minor 30 day    and/or 60 day              and/or 90 day               demonstrate some payment
                      delinquency. Minor credit    delinquency. Minor credit  delinquency. Minor credit   regularity.
                      may exhibit some minor       may exhibit up to 90 day   may exhibit more serious
                      delinquency.                 delinquency.               delinquency.

Bankruptcy Filings    Discharged more than 2       Discharged more than 18    Discharged more than 1      Discharged more than 2
Chapter 7             years with reestablished     months with reestablished  year with reestablished     years with reestablished
                      credit.                      credit.                    credit.                     credit.

Chapter 13            Filed more than 2 years,     Filed more than 18         Filed more than 1 year,     Filed more than 1 year,
                      satisfactory payment plan    months, satisfactory       satisfactory payment plan   satisfactory payment plan
                      performance                  payment plan performance   performance                 performance

Debt Service-to-      Generally not to exceed      Generally not to exceed    Generally not to exceed     Generally not to exceed
Income                50%.                         50%.                       55%.                        55%.

Owner Occupied:       Generally 80% to 100% for    Generally 80% to 85% for   Generally 70% to 80% for    Generally 65% to 70% for
Loan-to-value ratio   a 1-4 family dwelling        a 1-4 family dwelling      a 1-4 family dwelling       a 1-4 family dwelling
                      residence; 90% for a         residence; 85% for a       residence; 70% for a        residence.
                      condominium.                 condominium.               condominium.

Non-Owner Occupied:   Generally 85% for a 1-4      Generally 75% for a 1-4    Generally 70% for a 1-4     N/A
Loan-to-value ratio   family dwelling or           family dwelling or         family dwelling or
                      condominium.                 condominium.               condominium.

         In addition to the home mortgage loans we originate under the standard home mortgage loan underwriting guidelines outlined in the preceding table, we also originate a limited number of second mortgage home equity loans that have loan-to-value ratios ranging from 90% to 100%. We consider these loans to be high loan-to-value home equity loans and we underwrite these loans with a more restrictive approach to evaluating the borrowers' qualifications and we require a stronger credit history than our standard guidelines. The borrowers' existing mortgage and installment debt payments must generally be paid as agreed, with no more than one 30-day delinquency on a mortgage within the last 12 months. No bankruptcy or foreclosure is permitted in the last 24 months.

         Pursuant to our current business strategy, a greater number of loans that we originate will be offered to the secondary market through whole loan sales. These loans will be underwritten, allocated and sold to specific third party purchasers based on agreed upon products and underwriting guidelines. The purchaser products and guidelines currently being utilized generally conform to key parameters outlined in the preceding table. See "-- Business Strategy."

         If originated, business purpose loans generally are secured by residential real estate and at times commercial real estate. Loan amounts generally ranged from $14,000 to $685,000. The loan-to-value ratio (based solely on the appraised fair market value of the real estate collateral securing the loan) on the properties collateralizing the loans generally has a maximum range of 50% to 75%. The actual maximum loan-to-value ratio varies depending on a variety of factors including, the credit grade of the borrower, whether the collateral is a one to four family residence, a condominium or a commercial property and whether the property is owner occupied or non-owner occupied. The credit grade of a business purpose loan borrower will vary depending on the payment history of their existing mortgages, major lines of credit and minor lines of credit, allowing for delinquency but generally requiring major credit to be current at closing. The underwriting of the business purpose loan included confirmation of income or cash flow through tax returns, bank statements and other forms of proof of income and business cash flow. Generally, we made loans to businesses whose bankruptcy was discharged at least two years prior to closing, but we had made exceptions to allow for the bankruptcy to be discharged just prior to or at closing. In addition, we generally received additional collateral in the form of, among other things, personal guarantees, pledges of securities, assignments of contract rights, assignments of life insurance and lease payments and liens on business equipment and other business assets, as available. Based solely on the value of the real estate collateral securing our business purpose loans, the average loan-to-value ratio of business purpose loans we originated during fiscal 2004 and 2003 were 70.1% and 62.2%, respectively.

         Generally, the maximum acceptable loan-to-value ratio for home mortgage loans to be securitized is 100%. The average loan-to-value ratios of home mortgage loans we originated during the years ended June 30, 2004 and 2003 were 81.3% and 78.2%, respectively. We generally obtain title insurance in connection with our loans.

         In determining whether the mortgaged property is adequate as collateral, we have an appraisal performed for each property considered for financing. The appraisal is completed by a licensed qualified appraiser on a Fannie Mae form and generally includes pictures of comparable properties and pictures of the property securing the loan.

         Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. As a result, we cannot assure that the market value of the real estate underlying the loans will at any time be equal to or in excess of the outstanding principal amount of those loans. Although we have expanded the geographic area in which we originate loans, a downturn in the economy generally or in a specific region of the country may have an effect on our originations. See "Risk Factors -- A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could hinder our ability to attain profitable operations, limit our ability to repay our outstanding debt and negatively impact the value of our capital stock."

LOAN SERVICING AND ADMINISTRATIVE PROCEDURES

         We service the loans in accordance with our established servicing procedures. The loans we service include loans we hold as available for sale and most of the loans we have securitized. Our servicing procedures include practices regarding processing of mortgage payments, processing of disbursements for tax and insurance payments, maintenance of mortgage loan records, performance of collection efforts, including disposition of delinquent loans, foreclosure activities and disposition of real estate owned and performance of investor accounting and reporting processes, which in general conform to the mortgage servicing practices of prudent mortgage lending institutions. We generally receive contractual servicing fees for our servicing responsibilities for securitized loans, calculated as a percentage of the outstanding principal amount of the loans serviced. In addition, we receive other ancillary fees related to the loans serviced. On July 12, 2004, our servicing and collections activities, which were previously located at our operating office in Bala Cynwyd, Pennsylvania, were relocated to our Philadelphia, Pennsylvania office. At June 30, 2004, the portfolio we serviced consisted of 27,165 loans with an aggregate outstanding balance of $2.1 billion.

         In servicing loans, we send an invoice to borrowers on a monthly basis advising them of the required payment and its scheduled due date. We begin the collection process promptly after a borrower fails to make a scheduled monthly payment. When a loan becomes 45 to 60 days delinquent, it is transferred to a senior collector in the collections department. The senior collector tries to resolve the delinquency by reinstating a delinquent loan, seeking a payoff, or entering into a deferment or forbearance arrangement with the borrower to avoid foreclosure. All proposed arrangements are evaluated on a case-by-case basis, based on, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reasons for the delinquency. If a mortgage loan becomes 45 days delinquent and we do not reach a satisfactory arrangement with the borrower, our legal department will mail a notice of default to the borrower. If the delinquency is not cured within the time period provided for in the loan documents, we generally start a foreclosure action. The collection department maintains normal collection efforts during the cure periods following a notice of default and the initiation of foreclosure action. If a borrower declares bankruptcy, our in-house attorneys and paralegals promptly act to protect our interests. We may initiate legal action earlier than 45 days following a delinquency if we determine that the circumstances warrant such action.

         We employ a staff of experienced mortgage collectors and managers working in shifts seven days a week to manage delinquent loans. In addition, a staff of in-house attorneys and paralegals works closely with the collections staff to optimize collection efforts. The primary goal of our labor-intensive collections program is to emphasize delinquency and loss prevention.

         From time to time, borrowers are confronted with events, usually involving hardship circumstances or temporary financial setbacks that adversely affect their ability to continue payments on their loan. To assist borrowers, we may agree to enter into a deferment or forbearance arrangement. Prevailing economic conditions, which may affect the borrower's ability to make their regular payments, may also have an impact on the value of the real estate or other collateral securing the loans, resulting in a change to the loan-to-value ratio. We may take these conditions into account when we evaluate a borrower's request for assistance for relief from the borrower's financial hardship.

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

         In a deferment arrangement, we make advances on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. Based on our review of the borrower's current financial circumstances, the borrower must repay the advances and other payments and fees we make on the borrower's behalf either at the termination of the loan or on a payment plan. Borrowers must provide a written explanation of their hardship, which generally requests relief from their delinquent loan payments. We review the borrower's current financial situation and based upon this review, we may create a payment plan for the borrower which allows the borrower to pay past due amounts over a period ranging from approximately 12 to 42 months, depending on the period for which deferment is requested, but not beyond the maturity date of the loan, in addition to making regular monthly loan payments. Each deferment arrangement must be approved by two of our managers. Deferment arrangements which defer two or more past due payments must also be approved by at least two senior vice presidents.

         Principal guidelines currently applicable to the deferment process include: (i) the borrower may have up to six payments deferred during the life of the loan; (ii) no more than three payments may be deferred during a twelve-month period; and (iii) the borrower must have made a minimum of six payments on the loan and twelve months must have passed since the last deferment in order to qualify for a new deferment arrangement. Any deferment arrangement, which includes an exception to our guidelines, must be approved by two senior vice presidents. If the deferment arrangement is approved, a collector contacts the borrower regarding the approval and the revised payment terms.

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

         As a result of these arrangements, we reset the contractual status of a loan in our managed portfolio from delinquent to current based upon the borrower's resumption of making their principal and interest loan payments. A loan remains current after a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement), and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, we will declare the account in default, reflect it as a delinquent loan in our delinquency statistics and resume collection actions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Portfolio Quality -- Deferment and Forbearance Arrangements" for information regarding the impact of these arrangements on our operations.

         Based on information learned by our in-house legal staff while participating in industry forums and conferences and statements made by outside attorneys to us in the course of their legal representation of us, we believe we are among a small number of non-conforming lenders that have an in-house legal staff dedicated to the collection of delinquent loans and the handling of bankruptcy cases. As a result, we believe our delinquent loans are reviewed from a legal perspective earlier in the collection process than is the case with loans made by traditional lenders so that troublesome legal issues can be noted and, if possible, resolved earlier. For example, if in the course of the collection of a loan or fee the servicing department or collections department becomes aware of problems with a loan, such as title issues, department personnel will immediately notify an in-house attorney who will review the file and immediately initiate any necessary corrective action, including referral to outside counsel if appropriate. Also as an example, every notice of default and bankruptcy proof of claim is signed by an in-house attorney. Frequently, when reviewing the file relevant to a particular notice of default or proof of claim, the reviewing attorney will become aware of inconsistencies or issues and immediately initiate any necessary corrective action, including referral to outside counsel if appropriate. This frequent day-to-day contact between our servicing and collections departments, our in-house legal staff and outside counsel, and the early involvement of an in-house attorney in emerging legal issues that this facilitates, enables our in-house attorneys to resolve issues before they become costly disputes and to negotiate alternatives to foreclosure for problem loans.

         Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. After acquisition, all costs incurred in maintaining the property are accounted for as expenses. When carried on our balance sheet, we record real estate owned at the lower of cost or estimated fair value.

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

         Our ability to foreclose on some properties may be affected by state and federal environmental laws. The costs of investigation, remediation or removal of hazardous substances may be substantial and can easily exceed the value of the property. The presence of hazardous substances, or the failure to properly eliminate the substances from the property, can hurt the owner's ability to sell or rent the property and prevent the owner from using the property as collateral for another loan. Even parties who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of removal and remediation, whether or not the facility is owned or operated by the party who arranged for the disposal or treatment. See "Risk Factors -- Environmental laws and regulations and other environmental considerations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans which could hinder our ability to operate profitably, limit the funds available to repay our outstanding debt and negatively impact the value of our capital stock." The technical nature of some laws and regulations, such as the Truth in Lending Act, can also contribute to difficulties in foreclosing on real estate and other assets, as even immaterial errors can trigger foreclosure delays or other difficulties.

         As the servicer of securitized loans, we are obligated to advance funds for scheduled interest payments that have not been received from the borrower unless we determine that our advances will not be recoverable from subsequent collections of the related loan payments. See "-- Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations." We are also required to compensate investors (without a right to reimbursement) for interest shortfall resulting from loan prepayments up to the amount of our servicing fee. See "Risk Factors -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay our outstanding debt and could negatively impact the value of our capital stock."

         Beginning in the fourth quarter of fiscal 2002, we offered customer retention incentives to borrowers who were exploring loan refinancing opportunities for the purpose of lowering their monthly loan payments. In an attempt to retain the loans we were servicing for these borrowers, we offered the borrowers the opportunity to receive a monthly cash rebate equal to a percentage of their scheduled monthly loan payments for periods of six to twelve months. When we were successful in retaining these loans, we reduced the level of loan prepayments in our managed portfolio of securitized loans. To initially qualify for this program, a borrower has to be current on their loan principal and interest payments and to continue to qualify and receive each month's cash rebate, a borrower has to remain current. The percentage of rebates on scheduled monthly loan payments offered to participants ranged from 15% to 20%. At June 30, 2004, $344.8 million in principal amount outstanding on loans were participating in this program on which we expect to pay rebates of approximately $1.3 million.

SECURITIZATIONS

         We were unable to complete quarterly publicly underwritten securitizations during the fourth quarter of fiscal 2003 and all of fiscal 2004. We completed a privately-placed securitization in the second quarter of fiscal 2004. Our inability to complete a publicly underwritten securitization during the fourth quarter of fiscal 2003 was the result of our investment bankers' decision in late June 2003 not to underwrite the contemplated June 2003 securitization transaction. Management believes that a number of factors contributed to this decision, including a highly-publicized lawsuit finding liability of an underwriter in connection with the securitization of loans for another unaffiliated subprime lender, an inquiry by the Civil Division of the U.S. Attorney's Office in Philadelphia regarding our forbearance practices, an anonymous letter regarding us received by our investment bankers, the SEC's enforcement action against another unaffiliated subprime lender related to its loan restructuring practices and related disclosure, a federal regulatory agency investigation of practices by another subprime servicer and our investment bankers' prior experience with securitization transactions with non-affiliated originators.

         During the year ended June 30, 2004, we completed a securitization of $135.9 million of loans in the second quarter and sold $5.5 million of loans into an off-balance sheet mortgage conduit facility. During fiscal 2003, we securitized $112.0 million of business purpose loans and $1.3 billion of home equity loans. During fiscal 2002, we securitized $129.1 million of business purpose loans and $1.2 billion of home equity loans. The securitization of loans and sale into the mortgage conduit facility generated gains on sale of loans of $15.1 million during the year ended June 30, 2004, $171.0 million during fiscal 2003 and $185.6 million during fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for additional information regarding our securitizations.

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

         We may be required either to repurchase or to substitute loans which do not conform to the representations and warranties we made in the agreements entered into when the loans are sold through a securitization. As of June 30, 2004, we have been required to substitute only one such loan from the securitization trusts for this reason.

         When borrowers are delinquent in making scheduled payments on loans included in a securitization trust, we are obligated to advance interest payments with respect to such delinquent loans if we deem that these advances will ultimately be recoverable. These advances can first be made out of funds available in the trust's collection account. If the funds available from the collection account are insufficient to make the required interest advances, then we are required to make the advances from our operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from us. These advances may require funding from our capital resources and may create greater demands on our cash flow than either selling loans with servicing released or maintaining a portfolio of loans on our balance sheet. However, any advances we make from our operating cash can be recovered from the subsequent mortgage loan payments to the applicable trust prior to any distributions to the certificate holders. See "Risk Factors -- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay our outstanding debt and could negatively impact the value of our capital stock."

         At times we elect to repurchase some delinquent loans from the securitization trusts, some of which may be in foreclosure. Repurchasing loans benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of residual or stepdown overcollateralization cash flows from our interest-only strips until the delinquencies or losses no longer exceed the triggers. We have the right, but are not obligated, to repurchase a limited amount of delinquent loans from securitization trusts. The purchase price of a delinquent loan is at the loan's outstanding contractual balance plus accrued and unpaid interest and unreimbursed servicing advances, however, unpaid interest and unreimbursed servicing advances are returned to us by the trust. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. In addition, we elect to repurchase loans in situations requiring more flexibility for the administration and collection of these loans in order to maximize their economic recovery. See "Risk Factors - Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay our outstanding debt and could negatively impact the value of our capital stock." See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations -- Trigger Management" for a description of the impact of these repurchases on our business.

         In the past, certain of our securitizations included a prefunding option where a portion of the cash received from investors is withheld until additional loans are transferred to the trust. The loans to be transferred to the trust to satisfy the prefund option must be substantially similar in terms of collateral, size, term, interest rate, geographic distribution and loan-to-value ratio as the loans initially transferred to the trust. We had no prefund obligations at June 30, 2004.

WHOLE LOAN SALES

         Our determination to engage in whole loan sales depends upon a variety of factors, including market conditions in the securitization markets and the secondary loan markets, profitability and cash flow considerations. Due to our inability to complete a quarterly securitization during the fourth quarter of fiscal 2003, we adjusted our business strategy from a predominantly publicly underwritten securitization strategy to a strategy focused on a combination of whole loan sales and securitizations. See "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Whole Loan Sales" for more detail.

COMPETITION

         We have significant competition for home mortgage loans. We concentrate our marketing efforts for home mortgage loans on credit-impaired borrowers. Through Upland Mortgage and American Business Mortgage Services, Inc., we compete with banks, thrift institutions, mortgage bankers and other finance companies. Many large financial institutions have gradually expanded their sub-prime lending capabilities. Many of these companies have name recognition and greater access to capital at a cost lower than our cost of capital. Additionally, federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage.

         Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the interest rates we can charge borrowers, thereby potentially lowering gain on future whole loan sales and securitizations.

         We attempt to mitigate these factors through a highly trained staff of professionals, rapid response to prospective borrowers' requests and by maintaining a relatively short average loan processing time. See "-- Marketing Strategy" for information regarding the markets in which we compete. See "-- Business Strategy" for discussion of our emphasis on broadening our mortgage loan product line and offering competitive interest rates. See "Risk Factors -- Competition from other lenders could adversely affect our ability to attain profitable operations and our ability to repay our outstanding debt may be impaired and the value of our capital stock could be negatively impacted."

REGULATION

         GENERAL. Our business is regulated by federal, state and, in certain cases, local laws. All home mortgage loans must meet the requirements of, among other statutes and regulations, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act of 1974, and their associated Regulations Z, X and B, respectively.

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

         EQUAL CREDIT OPPORTUNITY ACT, FAIR CREDIT REPORTING ACT AND OTHER LAWS. We are also required to comply with the Equal Credit Opportunity Act and Regulation B, which prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires lenders to advise applicants of the reasons for any credit denial. Equal Credit Opportunity Act violations can also result in fines, penalties and other remedies.

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

         We are also subject to the Real Estate Settlement Procedures Act and Regulation X. This law and this regulation, which are administered by the Department of Housing and Urban Development, impose limits on the amount of funds a borrower can be required to deposit with us in any escrow account for the payment of taxes, insurance premiums or other charges; limits the fees which may be paid to third parties; and imposes various disclosure and other requirements.

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

         In addition, on December 22, 2003, we entered into a joint agreement with the Civil Division of the U.S. Attorney's Office for the Eastern District of Pennsylvania, which ended the inquiry by the U.S. Attorney focused on our forbearance policy initiated pursuant to the civil subpoena dated May 14, 2003. See "Legal Proceedings."

         The previously described laws and regulations are subject to legislative, administrative and judicial interpretation. Some of these laws and regulations have recently been enacted or amended. Some of these laws and regulations are rarely challenged in, or interpreted by, the courts. Infrequent interpretations, an insignificant number of interpretations and/or conflicting interpretations of these enacted or amended laws and regulations can make it difficult for us to always know what is permitted conduct under these laws and regulations. Any ambiguity or vagueness under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, which may hinder our ability to operate profitably, negatively impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

         PREDATORY LENDING REGULATIONS. State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. For example, the Pennsylvania Attorney General reviewed fees our subsidiary, HomeAmerican Credit, Inc., charged Pennsylvania customers. Although we believe that these fees were fair and in compliance with applicable federal and state laws, in April 2002, we agreed to reimburse borrowers approximately $221,000 with respect to a particular fee paid by borrowers from January 1, 1999 to mid-February 2001 and to reimburse the Commonwealth of Pennsylvania $50,000 for its costs of investigation and for future public protection purposes. We discontinued charging this particular fee in mid-February 2001. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines on us. These changes, if required, could impact our profitability. These laws and regulations may limit our ability to securitize loans originated in certain states or localities due to rating agency, investor or market restrictions. As a result, we have limited the types of loans we offer in some states and may discontinue originating loans in other states or localities. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, which may hinder our ability to operate profitably, negatively impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

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

         State law sometimes restricts our ability to charge a prepayment fee for both home equity and business purpose loans. Prior to its preclusion, we used the Parity Act to preempt these state laws for home equity loans which meet the definition of alternative mortgage transactions under the Parity Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal and Regulatory Considerations" for a discussion of how the adoption by the Office of Thrift Supervision in July 2003 of a rule which precludes us from using the Parity Act to preempt state prepayment penalty and late fees laws may impact our new loan originations.

         SERVICEMEMBERS CIVIL RELIEF ACT. Under the Servicemembers Civil Relief Act (formerly known as the Soldiers' and Sailors' Civil Relief Act of 1940), referred to as the Relief Act in this document, members of all branches of the military on active duty, including draftees and reservists in military service and state national guard called to federal duty:

         o are entitled to have interest rates reduced and capped at 6% per annum, on obligations (including mortgage loans) incurred prior to the commencement of military service for the duration of military service;

         o may be entitled to a stay of proceeding on any kind of foreclosure or repossession action in the case of defaults on obligations entered into prior to military service for the duration of military service; and

         o may have the maturity of obligations stayed and may have obligations adjusted in a manner to preserve the interests of all parties.

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

         As a result of the current military actions in Iraq and Afghanistan, President Bush authorized the placement of tens of thousands of military reservists and members of the National Guard on active duty status. To the extent that any such person is a borrower under a loan, the interest rate limitations and other provisions of the Relief Act would apply to the loan during the period of active duty. The number of reservists and members of the National Guard placed on active duty status in the near future may increase. In addition, other borrowers who enter military service after the origination of their loans (including borrowers who are members of the National Guard at the time of the origination of their loans and are later called to active duty) would be covered by the terms of the Relief Act. See "Risk Factors - If many of our borrowers become subject to the Servicemembers Civil Relief Act, our cash flows and interest income may be adversely affected which would negatively impair our ability to repay our outstanding debt and would negatively impact the value of our capital stock."

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

RISK FACTORS

         YOU SHOULD CAREFULLY CONSIDER RISK FACTORS SET FORTH BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS FORM 10-K AND INCORPORATED BY REFERENCE INTO THIS FORM 10-K WHICH COULD IMPACT THE VALUE OF OUR CAPITAL STOCK AND OUR ABILITY TO REPAY OUR OUTSTANDING DEBT.

BECAUSE WE HAVE HISTORICALLY EXPERIENCED NEGATIVE CASH FLOWS FROM OPERATIONS, WE WILL BE REQUIRED TO RELY, IN PART, ON SALES OF ADDITIONAL SUBORDINATED DEBENTURES TO FUND OUR CONTINUING OPERATIONS AND TO REPAY OUR OUTSTANDING DEBT. TO THE EXTENT THAT WE ARE UNABLE TO SELL ADDITIONAL SUBORDINATED DEBENTURES OR OTHER SECURITIES, OUR ABILITY TO REPAY OUR OUTSTANDING DEBT COULD BE IMPAIRED AND THE VALUE OF OUR CAPITAL STOCK COULD BE NEGATIVELY IMPACTED.

         We have historically experienced negative cash flows from operations since 1996 primarily because our previous business strategy of selling loans primarily through securitization required us to build an inventory of loans over time. During the period we are building this inventory of loans, we incur costs and expenses. We do not recognize a gain on the sale of loans until we complete a securitization or a whole loan sale, which may not occur until a subsequent period. In addition, our gain on a securitization results from a combination of cash proceeds received and our retained interests in the securitized loans, consisting primarily of interest-only strips which do not generate cash flows immediately. Our cash flow from operations for the fiscal year ended June 30, 2003, was a negative of $285.4 million compared to a negative $13.3 million for fiscal 2002. Negative cash flow from operations increased $272.1 million for the fiscal year ended June 30, 2003 mainly due to our inability to complete a securitization or otherwise sell our loans in the fourth quarter of fiscal 2003. If our adjusted business strategy changes to include a sale of loans through securitizations, then, depending on the size and frequency of our future securitizations, we may experience negative cash flow from operations in the future. We anticipate that we will be required to rely, in part, on the offering of additional securities, including subordinated debentures, to fund both our operations and repay our outstanding debt for at least the next two years.

         During the fiscal year ended June 30, 2004, we experienced positive cash flow from operations of $6.8 million primarily due to whole loan sales of loans we originated. However, the combination of our current cash position and expected sources of operating cash may not be sufficient to cover our operating cash requirements. Should we experience negative cash flows from operations in the future, and if we are unable to sell subordinated debentures to fund our operations, our ability to repay our outstanding debt could be impaired and the value of our capital stock could be negatively impacted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

BECAUSE WE HAD NEGATIVE RETAINED EARNINGS IN FISCAL 2004, WE HAVE NOT GENERATED SUFFICIENT EARNINGS TO COVER OUR FIXED CHARGES, WHICH MAY NEGATIVELY IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         At June 30, 2004, we had negative retained earnings of $98.3 million on our balance sheet as a result of our losses for fiscal 2004 and fiscal 2003. Our earnings before income taxes and fixed charges were insufficient to cover fixed charges by $183.4 million for the fiscal year ended June 30, 2004. To the extent that we are unable to generate earnings sufficient to cover our fixed charges, we may have insufficient funds to repay our outstanding debt, which would have a negative impact on the value of our capital stock.

SINCE WE DO NOT SET ASIDE FUNDS TO REPAY OUR OUTSTANDING DEBT AND TO THE EXTENT THE COLLATERAL SECURING SENIOR COLLATERALIZED SUBORDINATED NOTES IS NOT SUFFICIENT FOR THE REPAYMENT OF THE NOTES, HOLDERS OF OUR OUTSTANDING DEBT MUST RELY ON OUR CASH FLOW FROM OPERATIONS AND OTHER SOURCES FOR REPAYMENT. IF OUR SOURCES OF REPAYMENT ARE NOT ADEQUATE, WE MAY BE UNABLE TO REPAY OUR OUTSTANDING DEBT, WHICH WOULD HAVE A NEGATIVE IMPACT ON THE VALUE OF OUR CAPITAL STOCK.

         We do not contribute funds on a regular basis to a separate account, commonly known as a sinking fund, to repay our outstanding debt upon maturity. Because funds are not set aside periodically for the repayment of the outstanding debt over its term, holders of the subordinated debentures and senior collateralized subordinated notes, to the extent that the cash flow from interest-only strips securing the senior collateralized subordinated notes is not sufficient for the repayment of the senior collateralized subordinated notes over their terms, must rely on our cash flow from operations and other sources for repayment, such as funds from the sale of additional subordinated debentures and proceeds from whole loan sales. We anticipate that during fiscal 2005 we will incur significant contractual obligations that will negatively impact our cash flow from operations, including, but not limited to: (i) the payment of maturing subordinated debentures and the accrued interest on outstanding subordinated debentures of $326.2 million and $20.0 million, respectively; (ii) the payment of maturing senior collateralized subordinated notes and the accrued interest on senior collateralized subordinated notes of $28.1 million and $1.0 million, respectively; (iii) the payment of dividends on Series A preferred stock of $ 10.9 million; and (iv) the repayment of the warehouse lines of credit of $239.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Contractual Obligations" for a discussion of our contractual obligations. To the extent revenues from operations and other sources are not sufficient to repay the outstanding debt, holders of outstanding debt may lose all or a part of their investment. Our ability to repay the outstanding debt at maturity and our ability to meet other financial obligations may depend, in part, on our ability to raise new funds through the sale of additional subordinated debentures. At June 30, 2004, $522.6 million of subordinated debentures were outstanding. We estimate that during fiscal 2005 we will not generate sufficient after-tax earnings to pay the principal and interest on maturing subordinated debentures and we will need to sell approximately $260.0 million to $275.0 million of additional subordinated debentures to pay the principal and interest on our outstanding subordinated debentures and to pay our other obligations, including the principal and interest on the senior collateralized subordinated notes and dividends on our Series A preferred stock. In addition, we use the proceeds from sales of additional subordinated debentures to pay maturities on existing subordinated debentures because we have been unable to issue subordinated debentures with maturities long enough to fund our business. In essence, we replace maturing short-term subordinated debentures with new short-term subordinated debentures to achieve the longer term funding effect we need in order to implement our business strategy. Once cash flows from after tax earnings become available, as anticipated under our adjusted business strategy, we anticipate having cash available to begin paying down maturing subordinated debentures and reducing the amount of maturing short-term subordinated debentures we replace with new subordinated debentures. See "-- Because we have historically experienced negative cash flows from operations, we will be required to rely, in part, on sales of additional subordinated debentures to fund our continuing operations and to repay our outstanding debt. To the extent that we are unable to sell additional subordinated debentures or other securities, our ability to repay our outstanding debt could be impaired and the value of our capital stock could be negatively impacted," "-- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably, restrict our ability to repay our outstanding debt and negatively impact the value of our capital stock," and "-- Delinquencies and prepayments in the pools of securitized loans could adversely affect the cash flow we receive from our interest-only strips, impair our ability to sell or securitize loans in the future, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

SINCE WE DO NOT SET ASIDE FUNDS TO REPAY HOLDERS OF OUR MONEY MARKET NOTES UPON DEMAND, HOLDERS OF MONEY MARKET NOTES MUST RELY ON OUR CASH FLOW FROM OPERATIONS AND OTHER SOURCES FOR REPAYMENT OF THEIR UNINSURED MONEY MARKET NOTES. IF OUR SOURCES OF REPAYMENT ARE NOT ADEQUATE, WE MAY BE UNABLE TO SATISFY THE HOLDERS' REDEMPTION REQUESTS ON A TIMELY BASIS.

         Holders of our uninsured money market notes may request a full or partial repayment of their notes at any time by delivering a written notice to us specifying the amount of the redemption. Redemption requests by written notice may be for any amount and we may take up to 10 business days after the receipt of the notice to mail the proceeds of the redemption to the holder. In fiscal 2004, we repaid $26.9 million of money market notes pursuant to redemption requests. At June 30, 2004, we had $12.7 million of money market notes outstanding and $0.9 million of cash and cash equivalents available to repay these money market notes. Since we do not set aside funds to repay money market notes upon the holder's demand, holders must rely on our available cash and cash equivalents when a request is made for repayment. If holders of all of our money market notes requested repayment as of June 30, 2004, we did not have sufficient cash or cash equivalents to repay all money market notes outstanding as of such date. If we do not have sufficient cash to repay all holders requesting redemption, we may take up to 10 business days to mail the proceeds to the holders. To the extent that we continue to experience liquidity issues, are unable to sell additional subordinated debentures or other sources for repayment are not available, we may be unable to satisfy the holders' redemption requests when made. In the event we are unable to mail proceeds to redeeming holders within 10 business days, we would be in default under the terms of our indenture governing the money market notes.

         Absent a waiver, our failure to repay the money market notes within a 10 business day period provided for pursuant to the terms of the indenture would result in an event of default which could accelerate debt repayment terms under our credit facilities and indentures due to various cross default provisions contained in the agreements evidencing our outstanding debt, which would have a material adverse effect on our liquidity and capital resources.

         Subject to the consent of the trustee under the indenture governing the rights of holders of uninsured money market notes, we have the ability to change the redemption procedures without the approval of holders of money market notes, provided that no changes can be made that will adversely affect the rights of holders of outstanding money market notes. If we experience a significant increase in requests for the redemption of money market notes, we may request that the trustee approve an extension of the 10 business day period provided for the redemption of money market notes. In such event, this modification would only be effective with respect to money market notes issued subsequent to the date of the trustee's consent and our notice regarding the extension to prospective investors. See "-- Since we do not set aside funds to repay our outstanding debt and to the extent the collateral securing senior collateralized subordinated notes is not sufficient for the repayment of the notes, holders of our outstanding debt must rely on our cash flow from operations and other sources for repayment. If our sources of repayment are not adequate, we may be unable to repay our outstanding debt, which would have a negative impact on the value of our capital stock."

WE DEPEND UPON THE AVAILABILITY OF FINANCING TO FUND OUR CONTINUING OPERATIONS. ANY FAILURE TO OBTAIN ADEQUATE FUNDING COULD HURT OUR ABILITY TO OPERATE PROFITABLY, RESTRICT OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         For our ongoing operations, we depend upon frequent financings, including the sale of our unsecured subordinated debentures and warehouse credit facilities or lines of credit. If we are unable to maintain, renew or obtain adequate funding under a warehouse credit facility, or other borrowings, including the sale of additional subordinated debentures, the lack of adequate funds would hinder our ability to operate profitably, restrict our ability to repay our outstanding debt and negatively impact the value of our capital stock.

         On September 22, 2003, we entered into definitive agreements with a financial institution for a $200.0 million credit facility. In addition, on October 14, 2003, we entered into definitive agreements with a warehouse lender for a $250.0 million credit facility to fund loan originations. This $200.0 million credit facility was extended to November 5, 2004 and reduced to $100.0 million. We have entered into a commitment letter and anticipate entering into a definitive agreement regarding a $100.0 million credit facility to replace our expiring credit facility. However, there can be no assurances as to whether we will enter into the definitive agreement prior to November 5, 2004 or that this agreement will contain terms and conditions acceptable to us.

         If we are unable to comply with the terms of our credit facilities, these lenders have the option to accelerate payment on these facilities and would have no further obligation to make additional advances under these facilities. In addition, absent a waiver, our inability to comply with the financial and other terms of this debt could accelerate debt repayment terms under our other outstanding debt due to the various cross default provisions contained in the agreements evidencing our outstanding debt. Additionally, our ability to obtain alternative financing sources may be limited to the extent we have agreed to pledge our interest-only strips and residual interests, which represent a significant amount of our assets, to secure our obligations in an amount not to exceed 10% of the outstanding principal balance of, and the payment of fees on, the $250.0 million credit facility and a portion of the cash flows from our interest-only strips to secure the senior collateralized subordinated notes outstanding, and by our current financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further discussion of these facilities.

         Although we obtained two warehouse credit facilities totaling $450.0 million in fiscal 2004, and after November 5, 2004 we expect to have at least two warehouse credit facilities totaling at a minimum $500.0 million, the proceeds of these credit facilities could only be used to fund loan originations and could not be used for any other purpose. Consequently, we need to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures. Additionally, our warehouse credit facilities have been obtained at high costs, which have a significant impact on our liquidity.

         We are currently negotiating additional credit facilities to provide additional borrowing capacity to fund the increased level of loan originations expected under our adjusted business strategy, however, no assurances can be given that we will succeed in obtaining new credit facilities or that these facilities will contain terms and conditions acceptable to us.

         While we currently believe we will continue to have credit facilities available to finance new loan obligations, we cannot assure you that we will be successful in maintaining or replacing existing credit facilities or obtaining alternative financing sources necessary to fund our operations, and to the extent that we are not successful, we may have to limit our loan originations or sell loans earlier than intended and restructure our operations. Limiting our originations or earlier sales of loans would hinder our ability to operate profitably or result in losses, restrict our ability to repay our outstanding debt and negatively impact the value of our capital stock. Our ability to repay our outstanding debt at maturity may depend, in part, on our ability to raise new funds through the sale of additional subordinated debentures. As the servicer of securitized loans, we could also incur certain additional cash requirements with respect to the securitization trusts which could increase our dependence on borrowed funds to the extent funds from non-credit sources were unavailable. If this additional cash requirement were to arise at a time when our access to borrowed funds was restricted, our ability to repay some or all of our outstanding debt as it comes due could be impaired. See "-- Our securitization agreements impose obligations on us to make cash outlays which could impair our ability to operate profitably and our ability to repay our outstanding debt and could negatively impact the value of our capital stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In the event we are unable to offer subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled debt maturities and vendor payments.

         The contingent financial restructuring plan is based on actions that we would take, in addition to those indicated in our adjusted business strategy, to reduce our operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and obtaining working capital funding. No assurance can be given that we will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay our outstanding debt which would negatively impact the value of our capital stock.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO RESTRUCTURE OUR BUSINESS TO PERMIT PROFITABLE OPERATIONS OR REPAY OUR OUTSTANDING DEBT AND THE VALUE OF OUR CAPITAL STOCK WILL BE NEGATIVELY IMPACTED.

         Our inability to complete publicly underwritten securitizations during the fourth quarter of fiscal 2003 and all of fiscal 2004 (we completed a privately-placed securitization in the second quarter of fiscal 2004), our inability to draw down upon and the expiration of several of our credit facilities, and our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 adversely impacted our short-term liquidity position and resulted in our inability to comply with financial covenants contained in our credit facilities. The expiration of our $300.0 million mortgage conduit facility in July 2003 and the temporary discontinuation of the sale of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 also adversely impacted our short-term liquidity position.

         We have entered into a commitment letter and anticipate entering into definitive agreements for a $100.0 million credit facility to replace our expiring $200.0 million (now $100.0 million) credit facility. However, we cannot give any assurances that we will execute definitive agreements for this facility on or before November 5, 2004 or that the definitive agreements offered to us will contain terms acceptable to us, although preliminary discussions indicate the replacement facility will be structured similarly to our $250.0 million credit facility.

         Although we obtained two warehouse credit facilities totaling $450.0 million in fiscal 2004, and after November 5, 2004 we expect to have at least two warehouse credit facilities totaling at a minimum $500.0 million, the proceeds of these credit facilities could only be used to fund loan originations and could not be used for any other purpose. Consequently, we need to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures. Additionally, our warehouse credit facilities have been obtained at high costs, which have a significant impact on our liquidity. We are currently negotiating additional credit facilities to provide additional borrowing capacity to fund the increased level of loan originations expected under our adjusted business strategy, however, no assurances can be given that we will succeed in obtaining new credit facilities or that these facilities will contain terms and conditions acceptable to us.

         Our ability to obtain alternative sources of financing may be limited to the extent we have pledged our interest-only strips and residual interests, which represent a significant amount of our assets, to secure our obligations in an amount not to exceed 10% of the outstanding principal balance of, and the payment of fees on, the $250.0 million credit facility and a portion of the cash flows from our interest-only strips to secure the senior collateralized subordinated notes, and by our current financial situation. To the extent that we are not successful in maintaining, replacing or obtaining alternative financing sources on acceptable terms, we may have to limit our loan originations, sell loans earlier than intended and further restructure our operations under our adjusted business strategy. Limiting our originations or earlier sales of our loans would prevent us from operating profitably and restrict our ability to repay our outstanding debt and could negatively impact the value of our capital stock. Likewise, there can be no assurance that we can successfully implement our adjusted business strategy, if necessary, or that the assumptions underlying the adjusted business strategy can be achieved. Our failure to successfully implement our adjusted business strategy, if necessary, would impair our ability to operate profitably and repay our outstanding debt and would negatively impact the value of our capital stock. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising equity, seeking to convert a portion of our subordinated debentures to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets.

EVEN IF WE ARE ABLE TO OBTAIN ADEQUATE FINANCING, OUR INABILITY TO SECURITIZE OUR LOANS COULD HINDER OUR ABILITY TO OPERATE PROFITABLY IN THE FUTURE AND REPAY OUR OUTSTANDING DEBT WHICH COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         Since 1995, we have relied on the quarterly securitization of our loans to generate cash for the repayment of our credit facilities and the origination of additional loans. Our inability to complete our typical publicly underwritten quarterly securitization during the fourth quarter of 2003 and during fiscal 2004 and the significant net pre-tax valuation adjustments to our securitization assets resulted in a net loss attributable to common stock of $29.9 million for fiscal 2003 and $115.1 million for fiscal 2004, and contributed to our shift in focus to less profitable whole loan sales. The losses resulted in our inability to comply with certain financial covenants contained in our credit facilities. The losses and the expiration of our mortgage conduit facility adversely impacted our short-term liquidity position. The temporary discontinuation of sales of subordinated debentures further impaired our liquidity.

         Depending on our ability to recognize gains on our future securitizations, we anticipate incurring losses at least through the first quarter of fiscal 2005 causing us to fail to comply with the financial covenants in our credit facilities, increase our reliance on less profitable whole loan sales which will require us to originate more loans to reach the same level of profitability as we experienced in securitization transactions, and increase our need for additional financing to fund our loan originations. Our continued inability to securitize our loans could result in us reaching our capacity under our existing credit facilities or require us to sell our loans when market conditions are less favorable and could cause us to incur a loss on the sale transaction. See "-- An interruption or reduction in the whole loan sale or securitization markets would hinder our ability to operate profitably and repay our outstanding debt which would negatively impact the value of our capital stock."

BASED UPON OUR LOSS FOR THE QUARTER ENDED JUNE 30, 2004 AND OUR ANTICIPATED LOSS FOR THE QUARTER ENDED SEPTEMBER 30, 2004, WE WILL BE OUT OF COMPLIANCE WITH FINANCIAL COVENANTS CONTAINED IN ONE OF OUR CREDIT FACILITIES AND WE WILL CONTINUE TO NEED WAIVERS FROM OUR LENDER.

         At various times since June 30, 2003, including at June 30, 2004, July 31, 2004, August 31, 2004 and September 30, 2004, we have been out of compliance with one or more financial covenants contained in our $200.0 million credit facility. We have continued to operate on the basis of waivers granted by the lender under this facility. We currently anticipate that we will be out of compliance with one or more of these financial covenants at October 31, 2004 and will need a waiver from this lender for this noncompliance to continue to operate. The expiration date of this facility was originally September 21, 2004, but the lender agreed to extend the expiration date until November 5, 2004 in consideration for, among other things, a reduction in the amount that could be borrowed under this facility to $100.0 million.

         A provision in our $250.0 million credit facility required us to maintain another credit facility for $200.0 million with a $40.0 million sublimit of such facility available for funding loans between the time they are closed by a title agency or closing attorney and the time documentation for the loans is received by the collateral agent. As a result of the reduction of our $200.0 million facility to $100.0 million, as described above, we entered into an amendment to the master loan and security agreement governing our $250.0 million facility which reduced the required amount for another facility to $100.0 million. In the event we do not extend the $200.0 million (now $100.0 million) facility beyond its November 5, 2004 expiration date, or in the event we do not otherwise enter into definitive agreements with other lenders by November 5, 2004 which satisfy the above-described requirements in our $250.0 million facility for $100.0 million in additional credit facilities and a $40.0 million sublimit, we will need an additional amendment to the $250.0 million facility or a waiver from the lender to continue to operate.

         We cannot assure you that we will continue to receive the waivers that we need to operate or that they will not contain conditions that are unacceptable to us. Because we anticipate incurring losses through at least the first quarter of fiscal 2005, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers as a result of our non-compliance with financial covenants contained in our credit facilities and servicing agreements. See "-- We depend upon the availability of financing to fund our operations. Any failure to obtain adequate funding could hurt our ability to operate profitably, restrict our ability to repay our outstanding debt and negatively impact the value of our capital stock," and "-- Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility and limit our ability to operate profitably, and our ability to repay our outstanding debt may be impaired and the value of our capital stock could be negatively impacted."

IN THE EVENT OUR COMMON STOCK IS DELISTED FROM TRADING ON THE NASDAQ NATIONAL MARKET SYSTEM, THE VALUE OF OUR CAPITAL STOCK AND OUR ABILITY TO CONTINUE TO SELL SUBORDINATED DEBENTURES WOULD BE NEGATIVELY IMPACTED.

         Since our common stock is listed on the NASDAQ National Market System, we are required to meet certain requirements established by the NASDAQ Stock Market in order to maintain this listing. These requirements include, among other things, maintenance of stockholders' equity of $10.0 million, a minimum bid price of $1.00 and a market value of publicly held shares of $5.0 million.

         On April 1, 2004, we received a notice from the NASDAQ Stock Market that we were not in compliance with the requirement for continued listing of our common stock on the NASDAQ National Market System on the basis that we have not met the requirement that the minimum market value of our publicly held shares equal at least $5.0 million. Under NASDAQ Marketplace Rules, we had 90 days, or until June 28, 2004, to become compliant with this requirement for a period of 10 consecutive trading days. On June 15, 2004, we advised the NASDAQ Stock Market that we had been in compliance with this requirement for 10 consecutive trading days and we withdrew our application to list our common stock on the American Stock Exchange, referred to as AMEX in this document, which application we filed with AMEX upon our receipt of the letter from the NASDAQ Stock Market described above. On June 24, 2004, we received a letter from the staff of the NASDAQ Stock Market confirming that we had regained compliance with the NASDAQ continued listing requirement related to the market value of our publicly held shares and were not subject to delisting.

         There can be no assurance that we will be in compliance with the $10.0 million stockholders' equity requirement on September 30, 2004. We are considering a new exchange offer in order to maintain compliance with this listing requirement.

         If we are unable to maintain our listing on the NASDAQ National Market System, the value of our capital stock and our ability to continue to sell subordinated debentures would be negatively impacted by making the process of complying with the state securities laws more difficult, costly and time consuming. As a result, we may be unable to continue to sell subordinated debentures in certain states, which would have a material adverse effect on our liquidity and our ability to repay maturing debt when due.

OUR ESTIMATES OF THE VALUE OF INTEREST-ONLY STRIPS AND SERVICING RIGHTS WE RETAIN WHEN WE SECURITIZE LOANS COULD BE INACCURATE AND COULD LIMIT OUR ABILITY TO OPERATE PROFITABLY, IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         We generally retain interest-only strips and may retain servicing rights in the securitization transactions we complete. We estimate the fair value of the interest-only strips and servicing rights based upon discount rates, prepayment and credit loss rate assumptions established by the management of our company. The value of our interest-only strips totaled $459.1 million and the value of our servicing rights totaled $73.7 million at June 30, 2004. Together, these two assets represented 51.1% of our total assets at June 30, 2004. Although we believe that these amounts represent the fair value of these assets, the amounts were estimated based on discounting the expected cash flows to be received in connection with our securitizations using discount rate, prepayment rate and credit loss rate assumptions established by us. Changes in market interest rates may impact our discount rate assumptions and our actual prepayment and default experience may vary materially from these estimates. Even a small unfavorable change in these assumptions could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment, consisting of a corresponding reduction in pre-tax income or stockholders' equity or both in the period of adjustment. Adjustments to income could impair our ability to repay our outstanding debt and negatively impact the value of our capital stock.

         During fiscal 2004, we recorded a write down of $63.8 million on our securitization assets. The write down consisted of a $46.4 million reduction of pre-tax income and a $17.4 million pre-tax reduction of other comprehensive income, a component of stockholders' equity. The write down was mainly due to actual prepayment experience that was higher than anticipated. During fiscal 2003, we recorded a write down of $63.3 million on our securitization assets. The write down consisted of a $45.2 million reduction of pre-tax income and an $18.1 million pre-tax reduction of stockholders' equity. The write down was mainly due to actual prepayment experience that was higher than our assumptions, but was reduced by the favorable valuation impact of reducing the discount rates used to value our securitization assets at June 30, 2003. We cannot predict with certainty what our future prepayment experience will be. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" for information on the sensitivities of interest-only strips and servicing rights to changes in assumptions. In addition, our servicing rights (and the related fees) can be terminated under certain circumstances, such as failure to make required servicer payments, defined changes in control and reaching certain loss and delinquency levels on the underlying pool. See "-- Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations, or fail to meet minimum net worth requirements or financial covenants which could hinder our ability to operate profitably, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

LENDING TO CREDIT-IMPAIRED BORROWERS MAY RESULT IN HIGHER DELINQUENCIES IN OUR TOTAL PORTFOLIO, WHICH COULD HINDER OUR ABILITY TO OPERATE PROFITABLY, IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. This type of borrower is commonly referred to as a subprime borrower. Loans made to subprime borrowers, which are commonly referred to as subprime loans, may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. Financial institutions utilize a credit rating system referred to as a FICO score to evaluate the creditworthiness of borrowers and as a means to establish the risk associated with lending to a particular borrower. The higher the FICO score, which can range from 300 to 850, the more creditworthy the borrower is. Generally, borrowers with FICO scores of 720 to 850 would receive the most favorable interest rates. During fiscal 2004, the average FICO score of our subprime home mortgage borrowers was 623. According to Standard & Poor's, subprime lenders issued securitized transactions with mixed collateral (fixed and adjustable rate mortgage loans) with a range of average FICO scores between 584 and 642 during the second quarter of calendar 2004. Historically, we have experienced higher rates of delinquency on these subprime loans as compared to delinquency rates experienced by banks on loans to borrowers who are not credit-impaired. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with subprime loans, our standards and procedures may not offer adequate protection against risks of default. When we securitize loans we continue to bear some exposure to delinquencies and losses through our securitization assets, which are accounted for through our credit loss assumptions. Higher than anticipated delinquencies, foreclosures or losses in our total portfolio could reduce the cash flow we receive from our securitization assets which would hinder our ability to operate profitably, restrict our ability to repay our outstanding debt and negatively impact the value of our capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Portfolio Quality" and "Business -- Lending Activities."

DELINQUENCIES AND PREPAYMENTS IN THE POOLS OF SECURITIZED LOANS COULD ADVERSELY AFFECT THE CASH FLOW WE RECEIVE FROM OUR INTEREST-ONLY STRIPS, IMPAIR OUR ABILITY TO SELL OR SECURITIZE LOANS IN THE FUTURE, IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         We re-acquire the risks of delinquency and default for non-performing loans that we determine to repurchase from the securitization trusts. Levels of delinquencies or losses in a particular securitized pool of loans, which exceed maximum percentage limits, or "triggers," set in the securitization agreement governing that pool, impact some or all of the cash that we would otherwise receive from our interest-only strips. If delinquencies or losses exceed maximum limits, the securitization trust withholds cash from our interest-only strips. The trust then uses the cash to repay outside investors, which reduces the proportionate interest of outside investors in the pool and results in additional overcollateralization. Additionally, for losses, the securitization trust utilizes cash from our interest-only strips to pay off investors. Our receipt of cash payments on the interest-only strip resumes when the additional overcollateralization created for outside investors meets specified targets or delinquency and loss rates for the pool of loans no longer exceed trigger levels. However, to adequately fund our ongoing operations during a period of suspended cash flow, we may need to borrow funds to replace the cash being withheld. The additional interest expense would hinder our ability to operate profitably, could impair our ability to repay our outstanding debt and negatively impact the value of our capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations -- Trigger Management."

         We have the ability to repurchase a limited number of delinquent loans from securitized pools. This ability to repurchase loans enables us to avoid disruptions in securitization cash flows by repurchasing delinquent loans before trigger limits are reached, or to restore suspended cash flows by repurchasing sufficient delinquent loans to lower delinquency and loss rates below trigger limits. However, the repurchase of loans for this purpose, called "trigger management," would require funding from the same sources we rely on for our other cash needs and could require us to borrow additional funds. If funds were not available to permit us to repurchase these loans, our cash flow from the interest-only strips would be reduced, our ability to repay our outstanding debt could be impaired and the value of our capital stock could be negatively impacted. Lack of liquidity in these circumstances could result in more pools reaching trigger levels, which, in turn, would further tighten liquidity.

         At June 30, 2004, four of our twenty-six mortgage securitization trusts were under a triggering event as a result of delinquencies exceeding specified levels. There were no securitization trusts exceeding specified loss levels at June 30, 2004. At June 30, 2003, none of our mortgage securitization trusts were under a triggering event. Approximately $8.0 million of excess overcollateralization is being held by the four trusts as of June 30, 2004. For the fiscal years ended June 30, 2004 and 2003, we repurchased delinquent loans and real estate owned with an aggregate unpaid principal balance of $54.0 million and $55.0 million, respectively, from securitization trusts primarily for trigger management. We cannot predict when the four trusts currently exceeding triggers will be below trigger limits and release the excess overcollateralization. In order for these trusts to release the excess overcollateralization, delinquent loans would need to decline, or we would need to repurchase delinquent loans of up to $10.4 million as of June 30, 2004. We received $40.9 million and $37.6 million of proceeds from the liquidation of repurchased loans and real estate owned in fiscal 2004 and fiscal 2003, respectively.

         While our managed portfolio has significantly decreased and we anticipate that the amount of loans repurchased from securitization trust will decline, if delinquencies increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debentures to fund these repurchases.

         Prepayments by borrowers also make it more difficult for us to maintain delinquencies below trigger limits set in securitization agreements. During fiscal 2004 and fiscal 2003, $1.3 billion and $1.0 billion, respectively, of our loans were prepaid by the borrowers prior to maturity. By reducing current loans in a securitized pool, prepayments mathematically increase the percentage of delinquent loans remaining in the pool. The consequences resulting from either a suspension of cash flow or our repurchase of delinquent loans from the securitized pool could impair our ability to repay our outstanding debt and negatively impact the value of our capital stock. We currently anticipate that the level of prepayments and prepayment speeds will decline based on current economic conditions and published mortgage industry surveys including the Mortgage Bankers Association's Refinance Indexes available at the time of our quarterly revaluation of our interest-only strips and servicing rights, and our own prepayment experience. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations -- Trigger Management," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Portfolio Quality," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitizations" and "Business -- Lending Activities."

AN INTERRUPTION OR REDUCTION IN THE WHOLE LOAN SALE OR SECURITIZATION MARKETS WOULD HINDER OUR ABILITY TO OPERATE PROFITABLY AND REPAY OUR OUTSTANDING DEBT WHICH WOULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         A significant portion of our revenue and net income represents gain on the sale of loans. Our strategy is to sell substantially all of the loans we originate at least quarterly. Operating results for a given period can fluctuate significantly as a result of the timing and size of whole loan sales or securitizations. If we do not close whole loan sales or securitizations on a quarterly basis, we could experience a loss for that quarter. In addition, we rely on the quarterly sale of our loans to generate cash proceeds for the repayment of our warehouse credit facilities and origination of additional loans.

         Our ability to complete securitizations depends on several factors, including:

         o conditions in the securities markets generally, including market interest rates;

         o conditions in the asset-backed securities markets specifically;

         o general economic conditions, including conditions in the subprime industry;

         o        our financial condition;

         o        the performance of our previously securitized loans;

         o        the credit quality of our total portfolio; and

         o        changes in federal tax laws.

         If we are not able to sell substantially all of the loans that we originate during the quarter in which the loans are made, we would likely not be profitable for the quarter. Any substantial impairment in the size or availability of the market for our loans could result in our inability to continue to originate loans, repay our outstanding debt which would have a material adverse effect on our results of operations, financial condition and business prospects and would negatively impact the value of our capital stock. If it is not possible or economical for us to complete a whole loan sale or securitization within favorable timeframes, we may exceed our capacity under our warehouse financing and lines of credit. We may be required to sell the accumulated loans at a time when market conditions for our loans are less favorable, and potentially to incur a loss on the sale transaction. If we cannot generate sufficient liquidity upon any such loan sale or through the sale of additional subordinated debentures, we will be required to restrict or restructure our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Securitizations."

IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR ADJUSTED BUSINESS STRATEGY WHICH FOCUSES ON WHOLE LOAN SALES, WE MAY BE UNABLE TO ATTAIN PROFITABLE OPERATIONS WHICH COULD IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         Our adjusted business strategy seeks to increase our loan volume by broadening our loan product line, offering more competitive interest rates and through further development of existing markets while maintaining our origination fees, underwriting criteria and the interest rate spread between loan interest rates and the interest rates we pay for capital. Implementation of this strategy will depend in large part on our ability to:

         o broaden our mortgage loan product line and increase originations of loans;

         o        obtain additional financing to fund our operations;

         o manage the mix of loans originated in order to maximize the timing and levels of advances under our credit facilities and to appeal to a broader group of borrowers;

         o expand in markets with a sufficient concentration of borrowers who meet our underwriting criteria;

         o maintain adequate financing on reasonable terms to fund our loan origination;

         o profitably sell our loans through whole loan sales on a regular basis;

         o        hire, train and retain skilled employees; and

         o        successfully implement our marketing campaigns.

         Our inability to achieve any or all of these factors could impair our ability to successfully implement our adjusted business strategy and successfully leverage our fixed costs which could hinder our ability to operate profitably, result in continued losses and impair our ability to repay our outstanding debt and could negatively impact the value of our capital stock. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising equity, seeking to convert a portion of our subordinated debentures to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets.

CHANGES IN INTEREST RATES COULD NEGATIVELY IMPACT OUR ABILITY TO OPERATE PROFITABLY, IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

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

         o increasing the interest rates we must pay on our subordinated debentures to attract investors at the levels we require to fund our operations;

         o increasing our interest expense on all sources of borrowed funds, such as subordinated debentures, credit facilities and lines of credit, and could restrict our access to the capital markets;

         o negatively impacting the value and profitability of loans from the date of origination until the date we sell the loans;

         o reducing the spread between the average interest rate on the loans in a securitization pool and the pass-through interest rate to investors issued in connection with the securitization (This reduction in the spread occurs because interest rates on loans in a securitization pool are typically set over the three months preceding a securitization while the pass-through rate on securities issued in the securitization is based on market rates at the time a securitization is priced. Therefore, if market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor would reduce our profit on the sale of the loans. Any reduction in our profitability could impair our ability to repay our outstanding debt and could negatively impact the value of our capital stock); and

         o increasing the cost of floating rate certificates issued in certain securitizations without a corresponding increase in the interest income of the underlying fixed rate loan collateral (This situation would reduce the cash flow we receive from the interest-only strips related to those securitizations and reduce the fair value or expected future cash flow of that asset as well. At June 30, 2004, floating interest rate certificates represented 12.6% of total debt issued by loan securitization trusts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management" for further discussion of the impact on our interest-only strips of interest rate changes in floating interest rate certificates issued by securitization trusts and outstanding debt issued by the securitization trusts).

Declining interest rates could reduce our profitability in one or more of the following ways:

         o subordinated debentures with terms of one year or more which are not redeemable at our option represent an unfavorable source of borrowing in an environment where market rates fall below those paid on the subordinated debentures (At June 30, 2004, $15.3 million in non-redeemable subordinated debentures with maturities of greater than one year was outstanding.); and

         o a decline in market interest rates generally induces borrowers to refinance their loans, which are held in the securitization trusts, and could reduce our profitability; prepayment levels in excess of our assumptions reduce the value of our securitization assets. A significant decline in market interest rates would increase the level of loan prepayments, which would decrease the size of the total managed loan portfolio and the related projected cash flows. Higher than anticipated rates of loan prepayments could require a write down of the fair value of the related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment which would result in a reduction in our profitability, could impair our ability to repay our outstanding debt and could negatively impact the value of our capital stock (See " -- Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could limit our ability to operate profitably, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock.").

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

OUR SECURITIZATION AGREEMENTS IMPOSE OBLIGATIONS ON US TO MAKE CASH OUTLAYS WHICH COULD IMPAIR OUR ABILITY TO OPERATE PROFITABLY AND OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         Our securitization agreements require us to replace or repurchase loans which do not conform to representations and warranties we made in the agreements. Additionally, as servicer, we are required to:

         o compensate investors for interest shortfalls on loan prepayments (up to the amount of the related servicing fee); and

         o advance interest payments for delinquent loans if we believe in good faith the advances will ultimately be recoverable by the securitization trust. These advances can first be made out of funds available in the trusts' collection accounts. If the funds available from the trusts' collection accounts are insufficient to make the required advances, then we are required to make the advances from our operating cash. The advances made from the trusts' collection accounts, if not recovered from the borrowers or proceeds from the liquidation of the loans, require reimbursement from us. These advances, if ultimately not recoverable by us, require funding from our capital resources and may create greater demands on our cash flow, which could limit our ability to repay our outstanding debt and could negatively impact the value of our capital stock. See "Business -- Securitizations."

         In fiscal 2004, our cash expenditures related to our securitization agreements constituted less than $100,000. We do not anticipate that these cash outlays will increase significantly in the foreseeable future.

OUR SERVICING RIGHTS MAY BE TERMINATED IF WE FAIL TO SATISFACTORILY PERFORM OUR SERVICING OBLIGATIONS, OR FAIL TO MEET MINIMUM NET WORTH REQUIREMENTS OR FINANCIAL COVENANTS WHICH COULD HINDER OUR ABILITY TO OPERATE PROFITABLY, IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         As part of the securitization of our loans, we may retain the servicing rights, which is the right to service the loans for a fee. At June 30, 2004, 85.5% of the total portfolio we serviced was owned by third parties. The value of servicing rights related to our total portfolio is an asset on our balance sheet called servicing rights. We enter into agreements in connection with the securitizations that allow bond insurers to terminate us as the servicer if we breach our servicing obligations, fail to perform satisfactorily or fail to meet a minimum net worth requirement or other financial covenants. For example, our servicing rights may be terminated if losses on the pool of loans in a particular securitization exceed prescribed levels for specified periods of time. Since October 2003 we have been out of compliance with the net worth covenant in the servicing agreements associated with one bond insurer and we have obtained a waiver from this bond insurer for this noncompliance on a monthly basis in order to continue as servicer under these servicing agreements. We anticipate having to obtain this waiver on a monthly basis for the foreseeable future. There can be no assurances that we will continue to receive the waivers necessary to operate or that such waivers will not contain conditions that are unacceptable to us.

         As a result of recent amendments to our servicing agreements, all of our servicing agreements associated with the bond insurers now provide for term-to-term servicing and, in the case of our servicing agreements with two bond insurers, our rights as a servicer may be terminated at the expiration of a servicing term in the sole discretion of the bond insurer. During fiscal 2004, we did not experience any termination of servicing rights pursuant to existing term-to-term servicing agreements. There can be no assurances that we will continue to receive the servicing agreement extensions we need to operate or that they will not contain conditions that are unacceptable to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         If we lose the right to service some or all of the loans in our total portfolio, the servicing fees will no longer be paid to us and we would be required to write down or write off this asset, which would decrease our earnings and our net worth, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock. In addition, if we do not meet eligibility criteria to act as servicer in future securitizations, we would not receive income from these future servicing rights.

IF WE ARE NOT ABLE TO EXCEED THE LEVELS OF LOAN ORIGINATIONS THAT WE EXPERIENCED IN THE PAST, WE MAY BE UNABLE TO ATTAIN PROFITABLE OPERATIONS AND OUR ABILITY TO REPAY OUR OUTSTANDING DEBT MAY BE IMPAIRED AND THE VALUE OF OUR CAPITAL STOCK WOULD BE NEGATIVELY IMPACTED.

         During fiscal 2003 and 2002, we experienced record levels of loan originations. As a result of our liquidity issues, our loan volume for fiscal 2004 decreased substantially. During fiscal 2004, we originated $982.7 million of loans as compared to originations of $1.67 billion of loans in fiscal 2003. We anticipate that depending upon the size of our future quarterly securitizations, if any, we will need to increase our loan originations to approximately $400.0 million to $500.0 million per month to return to profitable operations. If we are unable to complete quarterly securitizations, we will need to increase our loan originations to approximately $500.0 million to $600.0 million per month to return to profitability. Our ability to achieve the level of loan originations necessary to obtain profitable operations depends upon a variety of factors, some of which are outside our control, including:

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

         o our ability to obtain additional financing on reasonable terms;

         o        conditions in the asset-backed securities markets;

         o        our ability to attract and retain qualified personnel;

         o        economic conditions in our primary market area;

         o        competition; and

         o        regulatory restrictions.

         To the extent that we are not successful in maintaining or replacing outstanding debt upon maturity, increasing and maintaining adequate warehouse credit facilities or lines of credit to fund increasing loan originations, or securitizing and selling our loans, we may have to limit future loan originations and further restructure our operations. If we are unable to attain the level of loan originations of approximately $400.0 to $500.0 million per month with a securitization or approximately $500.0 million to $600.0 million per month without a securitization, we may be unable to attain profitable operations, our ability to repay our outstanding debt may be impaired and the value of our capital stock would be negatively impacted. See "-- Changes in interest rates could negatively impact our ability to operate profitably, impair our ability to repay our outstanding debt and could negatively impact the value of our capital stock."

THE LOANS WE RECENTLY ORIGINATED ARE UNSEASONED AND MAY HAVE HIGHER DELINQUENCY AND DEFAULT RATES THAN MORE SEASONED LOAN PORTFOLIOS, WHICH COULD RESULT IN LOSSES ON LOANS THAT ARE REQUIRED TO BE REPURCHASED BY US UNDER RECOURSE PROVISIONS AND WHICH MAY IMPACT OUR ABILITY TO SELL LOANS IN THE SECONDARY MARKET WHICH WOULD NEGATIVELY IMPAIR OUR ABILITY TO REPAY OUTSTANDING DEBT AND IMPACT THE VALUE OF OUR CAPITAL STOCK.

         The mortgage loans which we recently originated are unseasoned and may have higher delinquency and default rates than seasoned mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. We start bearing the risk of delinquency and default on loans when we originate them. Some whole loan sale agreements we enter into with purchasers may include limited recourse provisions obligating us to repurchase loans at the sale price in the event of unfavorable delinquency performance of the loans sold or to refund premiums if a sold loan prepays within a specified period. The duration of these obligations typically ranges from 60 days to one year from the date of the loan sale. We reserve for these premium obligations at the time of sale through an expense charge against the gain on sale. In fiscal 2004, we had sold approximately $803.7 million of loans under agreements containing recourse provisions, of which $624.0 million of loans were still subject to recourse provisions at June 30, 2004. The remaining $4.7 million of whole loan sales during fiscal 2004 were without recourse.

         We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss reserves, our ability to repay our outstanding debt will be negatively impaired and the value of our capital stock will be negatively impacted.

A DECLINE IN REAL ESTATE VALUES COULD RESULT IN A REDUCTION IN OUR LOAN ORIGINATIONS, WHICH COULD HINDER OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS, IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         Our business may be adversely affected by declining real estate values. Any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This reduction in real estate values may reduce the number of loans we are able to make, which will reduce the gain on sale of loans and servicing and origination fees we will collect, which could hinder our ability to attain profitable operations, limit our ability to repay our outstanding debt and negatively impact the value of our capital stock. See "Business -- Lending Activities."

A DECLINE IN VALUE OF THE COLLATERAL SECURING OUR LOANS COULD RESULT IN AN INCREASE IN LOSSES ON FORECLOSURE, WHICH COULD HINDER OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS, LIMIT OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         Declining real estate values will increase the loan-to-value ratios of loans we previously made, which in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies, foreclosures on loans and losses from delinquent and foreclosed loans generally increase during economic slowdowns or recessions, and the increase in delinquencies, foreclosures on loans and losses from delinquent and foreclosed loans we experience may be particularly pronounced because we lend to credit-impaired borrowers. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans which could hinder our ability to attain profitable operations, limit our ability to repay our outstanding debt and negatively impact the value of our capital stock. In addition, 89.9% of our loans originated during fiscal 2004 were secured by first mortgages and 10.1% of our loans originated during fiscal 2004 were secured by second mortgages. Our loans secured by second mortgages are more frequently subject to delinquencies and losses on foreclosure than the loans secured by first mortgages. Any sustained period of increased delinquencies, foreclosures or losses from delinquent and foreclosed loans could adversely affect our ability to sell loans, the prices we receive for our loans or the value of our interest-only strips which could have a material adverse effect on our results of operations, financial condition and business prospects. See "Business -- Lending Activities."

THE AMOUNT OF OUR OUTSTANDING DEBT COULD IMPAIR OUR FINANCIAL CONDITION, OUR ABILITY TO FULFILL OUR DEBT AND DIVIDEND OBLIGATIONS AND COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         As of June 30, 2004, we had total indebtedness of approximately $847.4 million, comprised of amounts outstanding under our warehouse lines, subordinated debentures, senior collateralized subordinated notes issued in the exchange offers through June 30, 2004, convertible promissory notes and capitalized lease obligations. At June 30, 2004, our ratio of total debt and liabilities to equity was approximately 86.5 to 1. At June 30, 2004, we also had availability to incur additional indebtedness of approximately $210.4 million under our revolving warehouse and credit facilities. In fiscal 2005, we will be obligated to pay $615.9 million of interest and principal on maturing debt outstanding at June 30, 2004 and $10.9 million of dividends on Series A preferred stock outstanding at June 30, 2004. If we issue $275.0 million of additional subordinated debentures during fiscal 2005, we would expect to increase the amount of interest payable in the next twelve months by approximately $14.0 million. In addition, during fiscal 2004, we were required to pay fees and expenses of lenders of $23.3 million in order to maintain existing and obtain new credit facilities. During fiscal 2005, these fees and expenses are estimated to be approximately $30.0 million.

         The amount of our outstanding indebtedness could:

         o require us to dedicate a substantial portion of our cash flow to the payment of interest, principal and fees on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements, including the payment of dividends on our capital stock;

         o limit our flexibility in planning for, or reacting to, changes in operations and the subprime industry in which we operate; and

         o place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

         In addition, the interest expense resulting from additional outstanding debt and fees and expenses of lenders payable in order to maintain our credit facilities would reduce our profitability and could impair our ability to repay our outstanding debt as it matures. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. Our ability to obtain additional financing could be limited to the extent that our interest-only strips, which represent a significant portion of our assets, are pledged to secure our obligation in an amount not to exceed 10% of the outstanding principal balance of, and the payment of fees on, our $250.0 million credit facility and a portion of the cash flows from our interest-only strips is pledged to secure the senior collateralized subordinated notes issued in the exchange offers. Our inability to obtain financing or sell assets on satisfactory terms could impair our ability to operate profitably and our ability to repay our outstanding debt and could negatively impact the value of our capital stock. See "-- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably, restrict our ability to repay our outstanding debt and negatively impact the value of our capital stock."

WE DO NOT CURRENTLY PAY CASH DIVIDENDS ON OUR COMMON STOCK AND DO NOT ANTICIPATE DOING SO IN THE FORESEEABLE FUTURE.

         During the first quarter of fiscal 2004, we suspended paying cash dividends on our common stock and we do not anticipate paying any cash dividends on the common stock in the foreseeable future. As a Delaware corporation, we may not declare and pay dividends on our capital stock if the amount paid exceeds an amount equal to the surplus which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Under applicable Delaware case law, dividends may not be paid on our common stock if we become insolvent or the payment of dividends will render us insolvent. As a result, to the extent that we continue to experience losses, we may be prohibited from paying dividends on our common stock under applicable Delaware law. In addition, the terms of Series A preferred stock issued by us in the exchange offers may restrict the payment of dividends on our common stock. See "-- We have issued 109.4 million shares of the Series A preferred stock in the exchange offers, which have dividend rights and rights upon liquidation which rank senior to our common stock."

WE HAVE ISSUED 109.4 MILLION SHARES OF THE SERIES A PREFERRED STOCK IN THE EXCHANGE OFFERS, WHICH HAVE DIVIDEND RIGHTS AND RIGHTS UPON LIQUIDATION WHICH RANK SENIOR TO OUR COMMON STOCK.

         Our board of directors has designated 200,000,000 shares of preferred stock as Series A preferred stock. As of August 23, 2004, 109.4 million shares of the Series A preferred stock were outstanding as a result of the exchange offers. Upon any voluntary or involuntary liquidation, dissolution or winding up of our affairs, before any payment to holders of common stock, the holders of the Series A preferred stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends, if any, to the date of final distribution to such holders.

         We pay monthly cash dividend payments to the Series A preferred stockholders of $0.008334 per share of the Series A preferred stock, subject to compliance with applicable Delaware law. We are required to pay the cumulative amount of any unpaid dividends upon liquidation of the Series A preferred stock, or the appropriate adjustment, which takes into account unpaid dividends, will be made upon the redemption or conversion of the Series A preferred stock. As long as shares of the Series A preferred stock are outstanding, no dividends will be declared or paid on our common stock unless all monthly dividends accrued and unpaid on outstanding shares of the Series A preferred stock have been paid in full.

ISSUANCE OF SHARES OF OUR COMMON STOCK UPON THE CONVERSION OF THE SERIES A PREFERRED STOCK WILL RESULT IN SIGNIFICANT DILUTION OF EQUITY INTERESTS OF EXISTING HOLDERS OF OUR COMMON STOCK, REDUCE THE PROPORTIONATE VOTING POWER OF EXISTING HOLDERS OF OUR COMMON STOCK AND MAY DECREASE THE MARKET VALUE PER SHARE OF OUR COMMON STOCK.

         On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A preferred stock outstanding on such date), the holder of shares of the Series A preferred stock has an option to convert each share of the Series A preferred stock into a number of shares of common stock determined by dividing:
(A) $1.00 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A preferred stock has become convertible due to failure to pay dividends), $1.20 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date but on or after the second anniversary of the issuance date) or $1.30 plus an amount equal to accrued but unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date) by (B) the market price of a share of our common stock (which figure shall not be less than $5.00 per share regardless of the actual market price, such $5.00 minimum figure to be subject to adjustments for stock splits, including reverse stock splits) on the conversion date.

         To the extent that holders of the Series A preferred stock issued in the exchange offers exercise their conversion rights described above, the maximum number of shares into which 109.4 million shares of the Series A preferred stock issued in the exchange offers may be converted is 28.5 million shares of common stock based upon the conversion price of $1.30 per share, a market price of $5.00 per share and assuming the payment of all dividends on the shares of the Series A preferred stock currently outstanding. The issuance of
28.5 million shares of common stock will result in significant dilution of equity interests of existing holders of our common stock, reduce the proportionate voting power of existing holders of our common stock and may decrease the market value per share of our common stock.

         If we are unable to continue paying dividends on the Series A preferred stock outstanding, this could result in the Series A preferred stock outstanding being converted into shares of our common stock prior to the second anniversary of the issuance date of the Series A preferred stock.

WE MAY ISSUE ADDITIONAL PREFERRED STOCK WHICH COULD BE ENTITLED TO DIVIDENDS, LIQUIDATION PREFERENCES AND OTHER SPECIAL RIGHTS AND PREFERENCES NOT SHARED BY HOLDERS OF OUR COMMON STOCK OR WHICH COULD HAVE ANTI-TAKEOVER EFFECTS.

         We are authorized to issue up to 3,000,000 shares of blank check preferred stock, in addition to 200,000,000 shares of preferred stock designated as Series A preferred stock. See "-- We have issued 109.4 million shares of the Series A preferred stock in the exchange offers, which have dividend rights and rights upon liquidation which rank senior to our common stock." We may issue shares of preferred stock in one or more series as our board of directors may from time to time determine without stockholder approval. The voting powers, preferences and other special rights and the qualifications, limitations or restrictions of each such series of preferred stock may differ from those of the Series A preferred stock and all other series of preferred stock at any time outstanding. The issuance of any such preferred stock could materially adversely affect the rights of holders of our common stock and could reduce the value of our capital stock.

         Depending on market conditions and our financial condition, we may engage in additional exchange offers in the future and we are considering another exchange offer in the fall of 2004, as a result of which we may issue additional shares of preferred stock.

         In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of the board of directors to issue preferred stock could discourage, delay or prevent a takeover of our company, thereby preserving control of our company by the current stockholders. See "-- Beneficial ownership of 49.7% of our common stock (excluding options) by our executive officers and directors may limit or preclude a change in control of our company."

THE VALUE OF OUR COMMON STOCK COULD BE ADVERSELY IMPACTED BY THE MARKET PERCEPTION OF OUR COMPANY.

         The market value of our common stock has decreased and may continue to decrease based on our performance and market perception and conditions. The market value of our common stock may be based primarily upon the market's perception of the future viability of our company, our ability to implement our adjusted business strategy and our ability to reduce our outstanding debt, and may be secondarily based upon the perceived value of our interest-only strips which constitute a substantial portion of our assets.

IF WE ARE UNABLE TO IMPLEMENT AN EFFECTIVE HEDGING STRATEGY, WE MAY BE UNABLE TO ATTAIN PROFITABLE OPERATIONS WHICH WOULD REDUCE THE FUNDS WE HAVE AVAILABLE TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK. IN A DECLINING INTEREST RATE ENVIRONMENT, EVEN AN EFFECTIVE HEDGING STRATEGY COULD RESULT IN LOSSES IN THE CURRENT PERIOD WHICH COULD IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         From time to time we use hedging strategies in an attempt to mitigate the effect of changes in interest rates on our fixed interest rate mortgage loans prior to securitization. These strategies may involve the use of, among other things, derivative financial instruments including futures, interest rate swaps and forward pricing of securitizations. An effective hedging strategy is complex and no strategy can completely insulate us from interest rate risk. In fact, poorly designed strategies or improperly executed transactions may increase rather than mitigate interest rate risk. Hedging involves transaction and other costs, and these costs could increase as the period covered by the hedging protection increases or in periods of rising and fluctuating interest rates. During fiscal 2004, we recorded gains on the fair value of derivative financial instruments of $2.5 million and paid $0.8 million of cash in settlement of derivative financial instruments. We recorded losses on the fair value of derivative financial instruments of $14.2 million during fiscal 2003 and $9.4 million in fiscal 2002. The amount of losses settled in cash was $7.7 million in fiscal 2003 and $9.4 million in fiscal 2002. In addition, an interest rate hedging strategy may not be effective against the risk that the interest rate spread needed to attract potential buyers of asset-backed securities may widen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

COMPETITION FROM OTHER LENDERS COULD ADVERSELY AFFECT OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS AND OUR ABILITY TO REPAY OUR OUTSTANDING DEBT MAY BE IMPAIRED AND THE VALUE OF OUR CAPITAL STOCK COULD BE NEGATIVELY IMPACTED.

         The lending markets in which we compete are evolving. Some competitors have been acquired by companies with substantially greater resources, lower cost of funds, and a more established market presence than we have. Government sponsored entities are expanding their participation in our market. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. If these companies or entities increase their marketing efforts to include our market niche of borrowers, we may be forced to reduce the interest rates and fees we currently charge in order to maintain and expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability and our ability to repay our outstanding debt may be impaired and the value of our capital stock could be negatively impacted. As we expand our business further, we will face a significant number of new competitors, many of whom are well established in the markets we seek to penetrate. The profitability of other similar lenders may attract additional competitors into this market.

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

         The need to increase our loan volume to implement our adjusted business strategy in this competitive environment creates a risk of price competition in the subprime lending industry. Competition in the industry can take many forms, including interest rates and costs of a loan, convenience in obtaining a loan, customer service, amount and term of a loan, marketing and distribution channels, and competition in attracting and retaining qualified employees. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. Increased competition may also reduce the volume of our loan originations and result in a decrease in gain on sale from the securitization or sale of such loans which would decrease our income. As a result, any increase in these pricing pressures could have a material adverse effect on our business. See "Business -- Competition."

AN ECONOMIC DOWNTURN OR RECESSION IN A SMALL NUMBER OF STATES COULD HINDER OUR ABILITY TO OPERATE PROFITABLY AND REDUCE THE FUNDS AVAILABLE TO REPAY OUR OUTSTANDING DEBT WHICH COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         In fiscal 2004, we originated 54.5% of our mortgage loans in California, New York, Pennsylvania, Massachusetts and Florida. The concentration of loans in these states subjects us to the risk that a downturn in the economy or recession in these states would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in these states could result in decreases in loan originations and increases in delinquencies and foreclosures in our total portfolio which could negatively impair our ability to sell or securitize loans, hinder our ability to operate profitably, limit the funds available to repay our outstanding debt and could negatively impact the value of our capital stock. See "Business -- Lending Activities."

OUR OPERATIONS IN A SMALL NUMBER OF STATES COULD BE IMPACTED BY THE OCCURRENCE OF A NATURAL DISASTER, WHICH COULD HINDER OUR ABILITY TO OBTAIN PROFITABLE OPERATIONS, IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         In fiscal 2004, we originated approximately 37.6% of our mortgage loans in California, Florida, New Jersey, Texas, and Georgia. The occurrence of a natural disaster, such as an earthquake or hurricane, in one or more of these states could result in a decline in loan originations, the declining value or destruction of the mortgaged properties in these states and an increase in the risk of delinquency, foreclosure or loss for the loans originated by us, which could have a material adverse effect on our business, financial conditions and results of operations. See "Business -- Lending Activities" and "-- A decline in value of the collateral securing our loans could result in an increase in losses on foreclosure, which could hinder our ability to attain profitable operations, limit our ability to repay our outstanding debt and negatively impact the value of our capital stock."

OUR RESIDENTIAL LENDING BUSINESS IS SUBJECT TO GOVERNMENT REGULATION AND LICENSING REQUIREMENTS, WHICH MAY HINDER OUR ABILITY TO OPERATE PROFITABLY, NEGATIVELY IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         Our residential lending business is subject to extensive regulation, supervision and licensing by various state departments of banking and other state, local and federal agencies. Our lending business is also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our home equity lending activities.

         We are also subject to examinations by state departments of banking or similar agencies in the 46 states where we are licensed or otherwise qualified with respect to originating, processing, underwriting, selling and servicing home mortgage loans. We are also subject to Federal Reserve Board, Federal Trade Commission, Department of Housing and Urban Development and other federal and state agency regulations related to residential mortgage lending, servicing and reporting. Failure to comply with these requirements can lead to, among other remedies, termination or suspension of licenses, rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. In addition, we are subject to review by state attorneys general and the U.S. Department of Justice and recently entered into a joint agreement with the Civil Division of the U.S. Attorney's Office for the Eastern District of Pennsylvania which ended the inquiry by the U.S. Attorney focused on our forbearance policy initiated pursuant to the civil subpoena dated May 14, 2003. See "Legal Proceedings."

         State and federal banking regulatory agencies, state attorneys' general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime lending industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices, including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants, and failing to adequately disclose the material terms of loans to the borrowers. For example, the Pennsylvania Attorney General reviewed fees our subsidiary, HomeAmerican Credit, Inc., charged Pennsylvania customers. Although we believe that these fees were fair and in compliance with applicable federal and state laws, in April 2002, we agreed to reimburse borrowers approximately $221,000 with respect to a particular fee paid by borrowers from January 1, 1999 to mid-February 2001 and to reimburse the Commonwealth of Pennsylvania $50,000 for its costs of investigation and for future public protection purposes. We discontinued charging this particular fee in mid-February 2001. As a result of these initiatives, we are unable to predict whether state, local or federal authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines on us. These changes, if required, could impact our profitability. These laws and regulations may limit our ability to securitize loans originated in some states or localities due to rating agency, investor or market restrictions. As a result, we have limited the types of loans we offer in some states and may discontinue originating loans in other states or localities.

         Additionally, the United States Congress is currently considering a number of proposed bills or proposed amendments to existing laws, such as the "Ney - Lucas Responsible Lending Act of 2003" introduced on February 13, 2003 into the U.S. House of Representatives, which could affect our lending activities and make our business less profitable. These bills and amendments, if adopted as proposed, could reduce our profitability by limiting the fees we are permitted to charge, including prepayment fees, restricting the terms we are permitted to include in our loan agreements and increasing the amount of disclosure we are required to give to potential borrowers. See "Business -- Lending Activities" and "Business -- Regulation."

         In addition to new regulatory initiatives with respect to so-called "predatory lending" practices, current laws or regulations in some states restrict our ability to charge prepayment penalties and late fees. Prior to its preclusion in July 2003, we had used the Federal Alternative Mortgage Transactions Parity Act of 1982, which we refer to as the Parity Act, to preempt these state laws for loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we are required to modify or eliminate the practice of charging prepayment and other fees on new loans in some of the states where we originate loans. Prior to this rule becoming effective, 80% to 85% of the home mortgage loans we originated contained prepayment fees. The origination of a high percentage of loans with prepayment fees impacts our securitization gains and securitization assets by helping to reduce the likelihood of a borrower prepaying their loan, thereby prolonging the life of a securitization, and increasing the amounts of residual cash flow, servicing fees and prepayment fees we can expect to collect over the life of a securitization. We currently expect that the percentage of loans that we will originate in the future containing prepayment fees will decrease to approximately 65% to 70%. During fiscal 2004, approximately 72% of the loans we originated contained prepayment fees. This decrease in prepayment fee penetration will potentially reduce the amount of gains and securitization assets we will record on any future securitizations. Because there are many other variables including market conditions, which will also impact securitizations, we are unable to quantify the impact of this rule on any future securitization assets and related gains until we complete a publicly-placed securitization of loans which we originated since this rule became effective.

         We have procedures and controls to monitor compliance with numerous federal, state and local laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or as a result of inadvertent errors, we may, from time to time, inadvertently violate these laws and regulations.

         More restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or we may be subject to additional governmental reviews of our lending practices which could hinder our ability to operate profitably and repay our debt which could negatively impact the value of our capital stock. See "Business -- Regulation."

WE ARE SUBJECT TO PRIVATE LITIGATION, INCLUDING LAWSUITS RESULTING FROM THE ALLEGED "PREDATORY" LENDING PRACTICES, AS WELL AS SECURITIES CLASS ACTION AND DERIVATIVE LAWSUITS, THE IMPACT OF WHICH ON OUR FINANCIAL POSITION IS UNCERTAIN. THE INHERENT UNCERTAINTY RELATED TO LITIGATION OF THIS TYPE AND THE PRELIMINARY STAGE OF THESE SUITS MAKES IT DIFFICULT TO PREDICT THE ULTIMATE OUTCOME OR POTENTIAL LIABILITY THAT WE MAY INCUR AS A RESULT OF THESE MATTERS.

         We are subject, from time to time, to private litigation resulting from alleged "predatory lending" practices. Our lending subsidiaries, including HomeAmerican Credit, Inc., which does business as Upland Mortgage, are involved in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities. For example, in the purported class action entitled, Calvin Hale v. HomeAmerican Credit, Inc., d/b/a Upland Mortgage, borrowers in several states alleged that the charging of, and failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. The case was ultimately settled without class certification. In addition, on May 20, 2004, the purported consumer class action lawsuit captioned Moore v. American Business Financial Services, Inc. et al, No. 003237 was filed against us, our lending subsidiaries and an unrelated party in the Philadelphia Court of Common Pleas. The lawsuit was brought on behalf of residential mortgage consumers and challenges the validity of our deed in lieu of foreclosure and force-placed insurance practices as well as certain mortgage service fees charged by us. This lawsuit appears to relate, in part, to the same subject matter as the U.S. Attorney's inquiry concluded in December 2003 with no findings of wrongdoing as discussed in "Legal Proceedings." The lawsuit seeks actual and treble damages, statutory damages, punitive damages, costs and expenses of the litigation and injunctive relief. We believe the complaint contains fundamental factual inaccuracies and that we have numerous defenses to these allegations. We expect, that as a result of the publicity surrounding "predatory lending" practices, we may be subject to other class action suits in the future. See "Legal Proceedings."

         In January and February of 2004, four class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The consolidated amended class action complaint that supersedes complaints filed in those four lawsuits brings claims on behalf of a class of all purchasers of our common stock for a proposed class period of January 27, 2000 through June 26, 2003. The consolidated complaint alleges that, among other things, we and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint alleges that, during the applicable class period, our forbearance and deferment practices enabled us to, among other things, lower our delinquency rates to facilitate the securitization of our loans which purportedly allowed us to collect interest income from our securitized loans and inflate our financial results and market price of our common stock. The consolidated amended class action complaint seeks unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         In addition, a shareholder derivative action was filed against us, as a nominal defendant, and our directors and certain officers in the United States District Court for the Eastern District of Pennsylvania, alleging that the named directors and officers breached their fiduciary duties to us, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003.

         Procedurally, these lawsuits are in a very preliminary stage. We believe that we have several defenses to the claims raised by these lawsuits and intend to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations. However, to the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these lawsuits, such activities would result in the diversion of our management resources from our business operations and the implementation of our adjusted business strategy, which may negatively impact our results of operations. See "Legal Proceedings."

CLAIMS BY BORROWERS OR INVESTORS IN LOANS COULD HINDER OUR ABILITY TO OPERATE PROFITABLY, WHICH WOULD REDUCE THE FUNDS WE HAVE AVAILABLE TO REPAY OUR OUTSTANDING DEBT AND WOULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

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

         If claims asserted, pending legal actions or judgments against us result in legal expenses or liability, these expenses could hinder our ability to operate profitably, which would reduce funds available to repay our outstanding debt and negatively impact the value of our capital stock. See "Legal Proceedings."

IF WE ARE UNABLE TO REALIZE CASH PROCEEDS FROM THE SALE OF LOANS IN EXCESS OF THE COST TO ORIGINATE THE LOANS, OUR FINANCIAL POSITION AND OUR ABILITY TO REPAY OUR OUTSTANDING DEBT COULD BE ADVERSELY AFFECTED AND THE VALUE OF OUR CAPITAL STOCK COULD BE NEGATIVELY IMPACTED.

         The net cash proceeds received from loan sales consist of the premiums we receive on sales of loans in excess of the outstanding principal balance, plus the cash proceeds we receive from securitizations, minus the discounts on loans that we have to sell for less than the outstanding principal balance. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations, financial condition, business prospects and ability to repay our outstanding debt could be adversely affected and the value of our capital stock could be negatively impacted.

RESTRICTIVE COVENANTS IN THE AGREEMENTS GOVERNING OUR INDEBTEDNESS MAY REDUCE OUR OPERATING FLEXIBILITY AND LIMIT OUR ABILITY TO OPERATE PROFITABLY, AND OUR ABILITY TO REPAY OUR OUTSTANDING DEBT MAY BE IMPAIRED AND THE VALUE OF OUR CAPITAL STOCK COULD BE NEGATIVELY IMPACTED.

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

         Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the lender, entitles the lender to, among other things, terminate commitments to make future advances to us, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. In the past, we did not meet certain financial covenants contained in our credit facilities and we requested and obtained waivers or amendments to our credit facilities to address our non-compliance with these financial covenants.

         The terms of our $200.0 million credit facility, as amended, required, among other things, that we have a minimum net worth of $25.0 million at October 31, 2003 and November 30, 2003, $30.0 million at December 31, 2003, $32.0 million at March 31, 2004 and $34.0 million at June 30, 2004. An identical minimum net worth requirement applied to an $8.0 million letter of credit facility with the same lender through December 22, 2003, the date this facility expired according to its terms. We obtained waivers from these net worth requirements from the lender under these two facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities." As a result of our future anticipated losses, we anticipate that we will also need to obtain additional waivers in future periods from our lenders for our non-compliance with any financial covenants but we cannot give you any assurances as to whether or in what form these waivers will be granted.

         Our breach of our financial covenants under our revolving credit facilities could result in a default under the terms of those facilities, which could cause that indebtedness and other senior indebtedness, by reason of cross-default provisions in such indebtedness, to become immediately due and payable. Our failure to repay those amounts could result in a bankruptcy proceeding or liquidation proceeding or our lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the credit facilities and warehouse lines of credit accelerate the repayment of borrowings, we may not have sufficient cash to repay our indebtedness and may be forced to sell assets on less than optimal terms and conditions.

WE DEPENDED ON MORTGAGE BROKERS FOR APPROXIMATELY 39% OF OUR LOAN PRODUCTION IN FISCAL 2004 AND, IF WE ARE UNABLE TO MAINTAIN RELATIONSHIPS WITH THESE BROKERS, IT COULD NEGATIVELY IMPACT THE VOLUME AND PRICING OF OUR LOANS, ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND ABILITY TO REPAY OUR OUTSTANDING DEBT AND COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         We depended on brokers for approximately 39% of our loan originations in fiscal 2004. In addition, our adjusted business strategy to increase loan originations requires creating an expanded broker network, which will increase the percentage of our loan production that will be dependent on broker relationships. Further, our competitors also have relationships with our brokers and other lenders, and actively compete with us in our efforts to expand our broker network. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker network which could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our results of operations and our ability to repay our outstanding debt and could negatively impact the value of our capital stock.

SOME OF OUR WAREHOUSE FINANCING AGREEMENTS INCLUDE PROVISION FOR MARGIN CALLS BASED ON THE LENDER'S OPINION OF THE VALUE OF OUR LOAN COLLATERAL. AN UNANTICIPATED LARGE MARGIN CALL COULD ADVERSELY AFFECT OUR LIQUIDITY, OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND THE VALUE OF OUR CAPITAL STOCK.

         The amount of financing we receive under our warehouse agreements depends in large part on the lender's valuation of the mortgage loans that secure the financings. Each warehouse line provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowing. We have not experienced margin calls on these agreements related to the value of loan collateral. However, during the first four months of fiscal 2004, we did have one previous warehouse lender and the sponsor of a previous mortgage conduit facility request that we use up to 100% of the proceeds received from the sale of loans funded by their facilities to pay down their facilities from their scheduled 97% advance rates to advance rates of 83% and 92%, respectively. The requests from these facility providers were made primarily in response to our liquidity issues and in exchange for waivers and amendments to the credit facility. See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Liquidity and Capital Resources." These facilities were fully paid off in October 2003.

         We are unable to predict whether we will be subject to margin calls in the foreseeable future. Any such margin call could have a material adverse effect on our results of operations, financial condition and business prospects, our ability to repay our outstanding debt and the value of our capital stock.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY HAVE THE EFFECT OF IMPEDING A CHANGE OF CONTROL WHICH COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our certificate of incorporation and bylaws and certain provisions of Delaware law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control, which could negatively impact the value of our capital stock.

BENEFICIAL OWNERSHIP OF 49.7% OF OUR COMMON STOCK (EXCLUDING OPTIONS) BY OUR EXECUTIVE OFFICERS AND DIRECTORS MAY LIMIT OR PRECLUDE A CHANGE IN CONTROL OF OUR COMPANY.

         As of September 30, 2004, our executive officers and directors, in the aggregate, beneficially owned approximately 49.7% of our outstanding common stock (excluding options to purchase shares of our common stock). As a result, these stockholders acting together are able to control most matters requiring approval by our stockholders, including the election of directors. Such concentration of ownership may have the effect of delaying or preventing a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

ENVIRONMENTAL LAWS AND REGULATIONS AND OTHER ENVIRONMENTAL CONSIDERATIONS MAY RESTRICT OUR ABILITY TO FORECLOSE ON LOANS SECURED BY REAL ESTATE OR INCREASE COSTS ASSOCIATED WITH THOSE LOANS WHICH COULD HINDER OUR ABILITY TO OPERATE PROFITABLY, LIMIT THE FUNDS AVAILABLE TO REPAY OUR OUTSTANDING DEBT AND NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

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

         Since the commencement of our operations, there have been approximately ten instances where we have determined not to foreclose on the real estate collateralizing a delinquent loan because of environmental considerations. Two are currently under administration. Any losses we sustained on these loans did not have a material adverse effect on our profitability and we believe any losses we may sustain in the future will not be material. We may face environmental clean up costs with respect to one of the loans under administration which we do not believe will have a material adverse effect on our financial results.

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

TERRORIST ATTACKS IN THE UNITED STATES MAY CAUSE DISRUPTION IN OUR BUSINESS AND OPERATIONS AND OTHER ATTACKS OR ACTS OF WAR MAY ADVERSELY AFFECT THE MARKETS IN WHICH OUR COMMON STOCK TRADES, THE MARKETS IN WHICH WE OPERATE, OUR ABILITY TO OPERATE PROFITABLY AND OUR ABILITY TO REPAY OUR OUTSTANDING DEBT MAY BE IMPAIRED AND THE VALUE OF OUR CAPITAL STOCK COULD BE NEGATIVELY IMPACTED.

         Terrorists' attacks in the United States in September 2001 caused major instability in the United States financial markets. These attacks or new events and responses on behalf of the U.S. government may lead to further armed hostilities or to further acts of terrorism in the U.S. which may cause a further decline in the financial market and may contribute to a further decline in economic conditions. These events may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debentures, increases in delinquencies and credit losses in our managed loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent we experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably, to effect whole loan sales and to effectively hedge our loan portfolio against market interest rate changes. Should these disruptions and unusual activities occur, our ability to operate profitably and cash flow could be reduced and our ability to make principal and interest payments on our outstanding debt could be impaired and the value of our capital stock could be negatively impacted.

IF MANY OF OUR BORROWERS BECOME SUBJECT TO THE SERVICEMEMBERS CIVIL RELIEF ACT, OUR CASH FLOWS AND INTEREST INCOME MAY BE ADVERSELY AFFECTED WHICH WOULD NEGATIVELY IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND WOULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

         Under the Servicemembers Civil Relief Act (formerly known as the Soldiers' and Sailors' Civil Relief Act of 1940), a borrower who enters military service after the origination of his or her loan generally may not be charged interest above an annual rate of six percent. Additionally, this Relief Act may restrict or delay our ability to foreclose on an affected loan during the borrower's active duty status. The Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the loan. A significant mobilization by the U.S. Armed Forces could increase the number of our borrowers who are the subject of this Relief Act, thereby reducing our cash flow and the interest payments we collect from those borrowers, and in the event of default, delaying or preventing us from exercising the remedies for default that otherwise would be available to us.

WE ARE SUBJECT TO LOSSES DUE TO FRAUDULENT AND NEGLIGENT ACTS ON THE PART OF LOAN APPLICANTS, MORTGAGE BROKERS, OTHER VENDORS AND OUR EMPLOYEES WHICH COULD HINDER OUR ABILITY TO OPERATE PROFITABLY AND IMPAIR OUR ABILITY TO REPAY OUR OUTSTANDING DEBT AND COULD NEGATIVELY IMPACT THE VALUE OF OUR CAPITAL STOCK.

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

EMPLOYEES

         At June 30, 2004, we employed 931 people on a full-time basis and 38 employees on a part-time basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS(1)

         BARRY EPSTEIN, age 65, is our Managing Director of the National Wholesale Residential Mortgage Division, a position he has held since December 2003. Mr. Epstein is responsible for the sales, marketing and day-to-day management of our broker origination channel. From October 2003 to December 2003, Mr. Epstein was Chief Operating Officer of Rekaren, Incorporated, a mortgage loan broker. Mr. Epstein was Managing Director and a director of Approved FSB, a federally chartered savings bank, from 2000 to 2002. From 1998 through 2000, he was a consultant with Lincolnshire Management, Inc., an equity fund manager. Mr. Epstein was Senior Vice President of Ocwen Financial Services, a subsidiary of Ocwen Federal Bank of West Palm Beach, Florida, from 1996 to 1998.

         STEPHEN M. GIROUX, age 56, is our Executive Vice President, General Counsel and Secretary. Mr. Giroux is also an Executive Vice President and the General Counsel and Secretary of all of our subsidiaries. Mr. Giroux was promoted to Executive Vice President and Secretary in November 2003. Mr. Giroux was our Senior Vice President and General Counsel from April 2001 to November 2003. Mr. Giroux joined us in September 1999 as Senior Vice President and Deputy General Counsel. Prior to such time, he was a partner with the law firm of Weir & Partners, LLC, Philadelphia, Pennsylvania from 1998 to 1999. From 1977 to 1998, Mr. Giroux was Senior Vice President and Lead Counsel for CoreStates Financial Corp., Philadelphia, Pennsylvania, and its predecessors.

         ALBERT W. MANDIA, age 57, is our Executive Vice President and Chief Financial Officer, positions he has held since June 1998 and October 1998, respectively. Mr. Mandia is responsible for all financial, treasury, information systems, facilities and investor relations functions. Mr. Mandia also is an Executive Vice President and the Chief Financial Officer of all of our subsidiaries. From 1974 to 1998, Mr. Mandia was associated with CoreStates Financial Corp. where he last held the position of Chief Financial Officer from February 1997 to April 1998.

         MILTON RISEMAN, age 68, is our Chairman of our Consumer Mortgage Group. Mr. Riseman has held that position from the time he joined us in June 1999. Mr. Riseman resigned and served as our consultant from July 2, 2003 until November 24, 2003. On November 24, 2003, Mr. Riseman rejoined us as Chairman of our Consumer Mortgage Group. As Chairman of the Consumer Mortgage Group, Mr. Riseman is responsible for the sales, marketing and day-to-day management of Upland Mortgage's retail operation and he held supervisory responsibility for the Bank Alliance Services program. From February 1994 until October 1998, Mr. Riseman served as President of Advanta Mortgage. Mr. Riseman joined Advanta in 1992 as Senior Vice President, Administration. From 1965 until 1992, Mr. Riseman served in various capacities at Citicorp, including serving as President of Citicorp Acceptance Corp. from 1986 to 1992.

         JEFFREY M. RUBEN, age 41, is our Executive Vice President, a position he has held since September 1998. Mr. Ruben was our general counsel from April 1992 to April 2001. He is also Executive Vice President of some of our subsidiaries, positions he has held since April 1992. Mr. Ruben is responsible for the loan servicing and collections departments, the asset allocation unit and the legal department. Mr. Ruben served as Vice President from April 1992 to 1995 and Senior Vice President from 1995 to 1998. From June 1990 until he joined us in April 1992, Mr. Ruben was an attorney with the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. From December 1987 until June 1990, Mr. Ruben was employed as a credit analyst with the CIT Group Equipment Financing, Inc. Mr. Ruben is a member of the Pennsylvania and New Jersey Bar Associations. Mr. Ruben holds a New Jersey Mortgage Banker License and a New Jersey Secondary Mortgage Banker License.

         BEVERLY SANTILLI, age 45, is the President of American Business Credit, Inc. and an Executive Vice President of HomeAmerican Credit, Inc., a position she was appointed to on June 1, 2004. Mrs. Santilli is also responsible for our human resources and those of our subsidiaries. Mrs. Santilli was our First Executive Vice President, from September 1998 through May 2004. Prior to September 1998 Mrs. Santilli held a variety of positions including Executive Vice President, Vice President and Secretary. Prior to joining American Business Credit, Inc. and from September 1984 to November 1987, Mrs. Santilli was affiliated with PSFS initially as an Account Executive and later as a Commercial Lending Officer with that bank's Private Banking Group. Mrs. Santilli is the wife of Anthony J. Santilli.
____________________
(1) Ages are as of October 1, 2004.

ITEM 2.  PROPERTIES

         Except for real estate acquired in foreclosure in the normal course of our business, we do not presently hold title to any real estate for operating purposes. The interests which we presently hold in real estate are in the form of mortgages against parcels of real estate owned by our borrowers or their affiliates and real estate acquired through foreclosure.

         We presently lease office space for our corporate headquarters in Philadelphia, Pennsylvania. The current lease term for the Philadelphia facility expires in June 2014. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $4.2 million. We have entered into contracts, or may engage parties in the future, related to the relocation of our corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. The provisions of the lease and local and state grants provided us with reimbursement of a substantial amount of our costs related to the relocation, subject to certain conditions and limitations. We do not believe our unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to our operations.

         The lease requires us to maintain a letter of credit in favor of the landlord to secure our obligations to the landlord throughout the term of the lease. The amount of the letter of credit is currently $8.0 million. The letter of credit is currently issued by JPMorgan Chase Bank.

         We continue to lease some office space in Bala Cynwyd under a five-year lease expiring in November 2004 at an annual rental of approximately $0.7 million. We performed loan servicing and collection activities at this office, but these activities were relocated to our Philadelphia office on July 12, 2004. The expenses and cash outlay related to the relocation were not material to our operations.

         We also lease the office space in Roseland, New Jersey and the nine-year lease expires in January 2012. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million.

         In connection with the acquisition of the California mortgage broker operation in December 2003, we assumed the obligations under a lease for approximately 3,700 square feet of space in West Hills, California. The remaining term of the lease is 2 years, expiring September 30, 2006 at an annual rental of approximately $0.1 million.

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

         In connection with the acquisition of the Texas broker operation, we entered into a sublease on June 11, 2004 for approximately 6,000 square feet of space in Austin, Texas. The term of the sublease is 10 1/2 months, expiring April 28, 2005 at an annual rental of approximately $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

         On February 26, 2002, a purported class action titled Calvin Hale v. HomeAmerican Credit, Inc., No. 02 C 1606, United States District Court for the Northern District of Illinois, was filed in the Circuit Court of Cook County, Illinois (subsequently removed by Upland Mortgage to the captioned federal court) against our subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage, on behalf of borrowers in Illinois, Indiana, Michigan and Wisconsin who paid a document preparation fee on loans originated since February 4, 1997. The case consisted of three purported class action counts and two individual counts. The plaintiff alleged that the charging of, and the failure to properly disclose the nature of, a document preparation fee were improper under applicable state law. In November 2002 the Illinois Federal District Court dismissed the three class action counts and an agreement in principle was reached in August 2003 to settle the matter. The terms of the settlement were finalized and the action was dismissed on September 23, 2003. The matter did not have a material effect on our consolidated financial position or results of operations.

         On May 20, 2004, the purported consumer class action lawsuit captioned Moore v. American Business Financial Services, Inc. et al, No. 003237 was filed against us, our lending subsidiaries and an unrelated party in the Philadelphia Court of Common Pleas. The lawsuit was brought on behalf of residential mortgage consumers and challenges the validity of our deed in lieu of foreclosure and force-placed insurance practices as well as certain mortgage service fees charged by us. This lawsuit relates, in part, to the same subject matter as the U.S. Attorney's inquiry concluded in December 2003 with no findings of wrongdoing as discussed below. The lawsuit seeks actual and treble damages, statutory damages, punitive damages, costs and expenses of the litigation and injunctive relief. Procedurally, this lawsuit is in a very preliminary stage. We believe the complaint contains fundamental factual inaccuracies and that we have numerous defenses to these allegations. We intend to vigorously defend this lawsuit. Due to the inherent uncertainties in litigation and because the ultimate resolution of this proceeding is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations.

         In addition, our lending subsidiaries, including HomeAmerican Credit, Inc., which does business as Upland Mortgage, and American Business Mortgage Services, Inc., are involved, from time to time, in class action lawsuits, other litigation, claims, investigations by governmental authorities, and legal proceedings arising out of their lending and servicing activities. For example, in July 2004, we received a document request in the form of an administrative subpoena from the New Jersey Attorney General's Office, acting as counsel for the Office of Consumer Protection, in connection with American Business Mortgage Services, Inc. It seeks the loan files of two borrowers and includes a broader request for a list of loans solicited or closed by a former loan officer from January 1, 1999 to the present. The loan officer's employment was terminated in 2001. While it would appear that the request does not raise material issues, since this matter is in the preliminary stages, communications from the Attorney General's Office have not been sufficient to confirm the extent of their interest. Due to our current expectation regarding the ultimate resolution of these actions, management believes that the liabilities resulting from these actions will not have a material adverse effect on our consolidated financial position or results of operations. However due to the inherent uncertainty in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, our estimated liability under these proceedings may change or actual results may differ from our estimates.

         Additionally, court decisions in litigation to which we are not a party may also affect our lending activities and could subject us to litigation in the future. For example, in Glukowsky v. Equity One, Inc., (Docket No. A-3202 -
01T3), dated April 24, 2003, to which we are not a party, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey. On May 26, 2004, the New Jersey Supreme Court reversed the decision of the Appellate Division of the Superior Court of New Jersey and held that the Parity Act had preempted the New Jersey Prepayment Law, which prohibited housing lenders from imposing prepayment penalties. However, the plaintiff has petitioned the United States Supreme Court for certiorari in this matter.

         We expect that, as a result of the publicity surrounding predatory lending practices, we may be subject to other class action suits in the future. In addition, from time to time, we are involved as plaintiff or defendant in various other legal proceedings arising in the normal course of our business. While we cannot predict the ultimate outcome of these various legal proceedings, management believes that the resolution of these legal actions should not have a material effect on our financial position, results of operations or liquidity.

         We received a civil subpoena, dated May 14, 2003, from the Civil Division of the U.S. Attorney for the Eastern District of Pennsylvania. The subpoena requested that we provide certain documents and information with respect to us and our lending subsidiaries for the period from May 1, 2000 to May 1, 2003, including: (i) all loan files in which we entered into a forbearance agreement with a borrower who is in default; (ii) the servicing, processing, foreclosing, and handling of delinquent loans and non-performing loans, the carrying, processing and sale of real estate owned, and forbearance agreements; and (iii) agreements to sell or otherwise transfer mortgage loans (including, but not limited to, any pooling or securitization agreements) or to obtain funds to finance the underwriting, origination or provision of mortgage loans, any transaction in which we sold or transferred mortgage loans, any instance in which we did not service or act as custodian for a mortgage loan, representations and warranties made in connection with mortgage loans, secondary market loan sale schedules, and credit loss, delinquency, default, and foreclosure rates of mortgage loans. On December 22, 2003, we entered into a Joint Agreement with the Civil Division of the U. S. Attorney's Office for the Eastern District of Pennsylvania which ends this inquiry. We do not believe that the Joint Agreement with the U.S. Attorney's Office has had a significant impact on our operations.

         In response to the inquiry and as part of the Joint Agreement, we have adopted a revised forbearance policy, which became effective on November 19, 2003. Under this policy, we no longer require a borrower to execute a deed in lieu of foreclosure as a condition to entering into a forbearance agreement with us where the real estate securing the loan is the borrower's primary residence. Under the Joint Agreement, we also agreed to return to existing borrowers any executed but unrecorded deeds in lieu of foreclosure obtained under our former forbearance policy.

         We also agreed to contribute a total of $80 thousand, and made this contribution as required, to a U.S. Department of Housing and Urban Development
(HUD) approved housing counseling organization providing housing counseling in states in which we originate mortgage loans. Under our revised forbearance policy, eligible borrowers are sent a letter, along with our standard form forbearance agreement encouraging them to: read the forbearance agreement; seek the advice of an attorney or other advisor prior to signing the forbearance agreement; and contact our consumer advocate by calling a toll-free number with questions. The Joint Agreement requires that for 18 months following its execution, we will notify the U.S. Attorney's Office of any material changes we propose to make to our forbearance policy and form of forbearance agreement (or cover letter) and that no changes to these documents shall be effective until at least 30 days after this notification. The U.S. Attorney reserves the right to reinstitute its inquiry if we do not comply with our revised forbearance policy, fail to provide the 30 days notice described above, or disregard the concerns of the U.S. Attorney's Office after providing such notice. The Joint Agreement also requires that we provide the U.S. Attorney with two independently prepared reports confirming our compliance with our revised forbearance policy (including the standard form of forbearance agreement and cover letter) and internal company training for collections department employees described below. These reports are to be submitted to the U.S. Attorney's Office at 9 and 18 months after the execution of the Joint Agreement. KPMG LLP, which we engaged to perform an independent compliance audit required at the end of the 9-month period, determined that we had complied with our policy requirements entered into as a result of the Joint Agreement with the U.S. Attorney's Office.

         We also agreed to implement a formal training session regarding our revised forbearance policy for all of our collections department employees, at which such employees are directed to inform borrowers that they can obtain assistance from housing and credit counseling organizations and how to find such organizations in their area. We agreed to monitor compliance with our forbearance policy and take appropriate disciplinary action against those employees who do not comply with this policy.

         In January and February of 2004, four class action lawsuits were filed against us and certain of our officers and directors. Lead plaintiffs and counsel were appointed on June 3, 2004. A consolidated amended class action complaint that supersedes these four complaints was filed on August 19, 2004 in the United States District Court for the Eastern District of Pennsylvania. The consolidated class action case is American Business Financial Services, Inc. Securities Litigation, Civil Action No. 04-0265.

         The consolidated amended class action complaint brings claims on behalf of a class of all purchasers of our common stock for a proposed class period of January 27, 2000 through June 26, 2003. The consolidated complaint names us, our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, and former director, Richard Kaufman, as defendants and alleges that, among other things, we and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint alleges that, during the applicable class period, our forbearance and deferment practices enabled us to, among other things, lower our delinquency rates to facilitate the securitization of our loans which purportedly allowed us to collect interest income from our securitized loans and inflate our financial results and market price of our common stock. The consolidated amended class action complaint seeks unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         On March 15, 2004, a shareholder derivative action was filed against us, as a nominal defendant, and our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, our directors, Messrs. Becker, DeLuca and Sussman, and our former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The complaint is captioned: Osterbauer v. Santilli, Kaufman, Mandia, Becker, DeLuca and Sussman, Civil Action No. 04-1105. The lawsuit was brought nominally on behalf of the Company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the consolidated amended complaint filed in the putative consolidated securities class action.

         Procedurally, these lawsuits are in a very preliminary stage. We believe that we have several defenses to the claims raised by these lawsuits and intend to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations. See "Risk Factors -- We are subject to private litigation, including lawsuits resulting from the alleged "predatory" lending practices, as well as securities class action and derivative lawsuits, the impact of which on our financial position is uncertain. The inherent uncertainty related to litigation of this type and the preliminary stage of these suits makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result of these matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Special Meeting of Stockholders of the Company was held on June 29, 2004. The following proposal was presented to stockholders and voted on at the Special Meeting:

         To approve a proposal to issue shares of the Series A preferred stock in connection with the second exchange offer and shares of common stock issuable upon the conversion of Series A Preferred Stock (the "Proposal").

         The results of the voting on the Proposal at the Special Meeting were as follows:

         Shares For    Shares Against     Shares Abstaining     Broker Non-votes

          2,102,819        27,877               3,372                   0

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF SECURITIES

Our common stock is currently traded on the NASDAQ National Market System under the symbol "ABFI." Our common stock began trading on the NASDAQ National Market System on February 14, 1997. The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                 QUARTER ENDED               HIGH       LOW
         -------------------------------------------------------------------
         September 30, 2002............................     14.42       5.78
         December 31, 2002.............................     11.52       8.81
         March 31, 2003................................     13.56       9.14
         June 30, 2003.................................     11.55       5.77
         September 30, 2003............................      7.25       4.00
         December 31, 2003.............................      6.62       2.83
         March 31, 2004................................      4.09       2.73
         June 30, 2004.................................      5.60       2.97
         September 30, 2004............................      5.75       3.54

         On September 30, 2004, the closing price of the common stock on the NASDAQ National Market System was $4.00.

         On April 1, 2004, we received a notice from the NASDAQ Stock Market that we were not in compliance with the requirement for continued listing of our common stock on the NASDAQ National Market System on the basis that we have not met the requirement that the minimum market value of our publicly held shares equals at least $5.0 million. Under NASDAQ Marketplace Rules, we had 90 days, or until June 28, 2004, to become compliant with this requirement for a period of 10 consecutive trading days. On June 15, 2004, we advised the NASDAQ Stock Market that we had been in compliance with this requirement for 10 consecutive trading days and we withdrew our application to list our common stock on the American Stock Exchange, referred to as AMEX in this document, which application we filed with AMEX upon our receipt of the letter from the NASDAQ Stock Market described above. On June 24, 2004, we received a letter from the staff of the NASDAQ Stock Market confirming that we had regained compliance with the NASDAQ continued listing requirement related to the market value of our publicly held shares and were not subject to delisting. There can be no assurance that we will be in compliance with the $10.0 million stockholders' equity requirement on September 30, 2004. We are considering a new exchange offer in order to maintain compliance with this listing requirement. If we are unable to maintain our listing on the NASDAQ National Market System, the value of our capital stock and our ability to continue to sell subordinated debentures would be negatively impacted by making the process of complying with the state securities laws more difficult, costly and time consuming. As a result, we may be unable to continue to sell subordinated debentures in certain states, which would have a material adverse effect on our liquidity and our ability to repay maturing debt when due.

         As of October 5, 2004, there were 1,131 record holders and approximately 1,470 beneficial holders of our common stock.

         On May 13, 2004, our board of directors declared a 10% common stock dividend, which was paid on June 8, 2004 to common stockholders of record as of May 25, 2004. Stock price and related information contained in this document have been adjusted to reflect this stock dividend.

         During the first quarter of fiscal 2004, we suspended paying quarterly cash dividends on our common stock. During the fiscal year ended June 30, 2003, we paid dividends of $0.291 per share on our common stock for an aggregate dividend payment of $0.9 million.

         On August 21, 2002, the Board of Directors declared a 10% stock dividend on our common stock which was paid on September 13, 2002 to shareholders of record as of September 3, 2002. All cash dividends on our common stock reported above have been adjusted to reflect all stock dividends.

         The payment of dividends on our common stock in the future is at the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors.

         During fiscal 2004, we declared the following dividends on our Series A preferred stock (in thousands, except per share):

                                                  PREFERRED        TOTAL
                                                DIVIDEND PER     PREFERRED
       FOR THE MONTH ENDED                          SHARE        DIVIDENDS
--------------------------------------------    ------------     ---------
January 31, 2004............................    $  0.008334       $  323
February 29, 2004...........................       0.008334          514
March 31, 2004..............................       0.008334          515
April 30, 2004..............................       0.008334          515
May 31, 2004................................       0.008334          515
June 30, 2004...............................       0.008334          515
                                                                 ---------
                                                                  $2,897
                                                                 =========

         As a Delaware corporation, we may not declare and pay dividends on capital stock if the amount paid exceeds an amount equal to the surplus which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Dividends cannot be paid from our net profits unless the paid-in-capital represented by the issued and outstanding stock having a preference upon the distribution of our assets at the market value is intact. Under applicable Delaware case law, dividends may not be paid on our Series A preferred stock or common stock if we become insolvent or the payment of the dividend will render us insolvent. To the extent we pay dividends and we are deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends. In addition, pursuant to the terms of the Series A preferred stock, no dividends may be paid on shares of Series A preferred stock or set apart for payment by us if the terms of any of our agreements prohibit such declaration, payment or setting apart for payment or provide that such declaration, payment or setting apart for payment would constitute a breach thereof or a default thereunder, or if such declaration or payment shall be restricted by agreement or law, would be unlawful, or would cause us to become insolvent as contemplated by the Delaware law.

         See "Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for the information regarding our equity compensation plans.


         On February 11, 2003, the Board of Directors issued 2,000 shares (2,200 shares after the effect of subsequent stock dividends) of common stock to each of Warren E. Palitz, a current director, and Jeffrey S. Steinberg, a former director, in consideration for their board service. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, referred to as the Securities Act, based upon a determination that the investors were sophisticated, had access to, and were provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

         As of December 24, 2003, we issued a convertible non-negotiable promissory note; referred to as the note in this document, in the principal amount of $475,000 to Rekaren, Incorporated, a California corporation referred to as Rekaren, as partial consideration for the purchase of certain assets of Rekaren. At any time on or after December 24, 2004 and before January 31, 2005, the outstanding principal balance of, and accrued interest under, the note is convertible, at the holder's option, into the number of shares of our common stock determined by dividing the aggregate principal amount of the note by the conversion price of $5.00 per share (the conversion price is subject to adjustments in case of a stock split, combination, reclassification or other similar event effected by us with respect to the common stock). We issued the note in reliance on the exemption from registration under Section 4(2) of the Securities Act based upon a determination that the investor was sophisticated, had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

         As of December 24, 2003, we issued 200,000 shares (220,000 after the effect of subsequent stock dividends) of common stock to Barry Epstein, the newly hired experienced industry professional to head the National Wholesale Residential Mortgage Division, as an inducement material to his employment with us pursuant to the employment agreement and restricted stock agreement by and between us and Mr. Epstein, dated December 24, 2003. We issued the foregoing shares in reliance on the exemption from registration under Section 4(2) of the Securities Act based upon a determination that the security was issued to a sophisticated investor who had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

         As of February 6, 2004, in connection with the first exchange offer, we issued $55.4 million in the aggregate principal amount of senior collateralized subordinated notes and 61.8 million shares of Series A preferred stock in exchange for $117.2 million in the aggregate principal amount of subordinated debentures issued prior to April 1, 2003. As of June 30, 2004, in connection with the second exchange offer, we issued $28.6 million in the aggregate principal amount of senior collateralized subordinated notes and 32.0 million shares of Series A preferred stock in exchange for $60.6 million in the aggregate principal amount of subordinated debentures. We issued the foregoing senior collateralized subordinated notes and shares of the Series A preferred stock in reliance on the exemption from the registration under Section 3(a)(9) of the Securities Act.

         We believe that the exchange offers met all of the requirements of the exemption provided by Section 3(a)(9) of the Securities Act because (i) we were the issuer of both (a) the senior collateralized subordinated notes and the Series A preferred stock issued in the exchange offers and (b) the subordinated debentures exchanged; (ii) the exchange offers involved an exchange exclusively with our existing security holders and did not involve any new consideration being paid by security holders; and (iii) we did not pay, and do not intend to pay, any compensation for soliciting holders of subordinated debentures to participate in the exchange offers.

         As of June 11, 2004, we issued a convertible non-negotiable promissory note, referred to as the ESI note in this document, in the principal amount of $650,000 to ESI Mortgage, LP, a Texas limited partnership referred to as ESI, as partial consideration for the purchase of certain assets of ESI. At any principal payment date (based on an installment schedule), the principal balance due under the ESI note is convertible, at the holder's option, into the number of shares of our common stock determined by dividing the aggregate principal amount then due under the ESI note by the closing sales price per share of our common stock on the immediately preceding principal due date, except for the principal amount due on December 31, 2004, which is based on the closing sales price per share of our common stock on June 11, 2004. However, the ESI note may not be converted by the holder as of the December 31, 2004 principal payment date if such conversion would negatively impact the securities law exemptions available with respect to our unregistered securities offerings occurring during the period from June 11, 2004 through the first principal payment date, in which case the principal amount which would have been convertible as of such date will be convertible on March 31, 2005, at the same exchange ratio that would have applied to a December 31, 2004 conversion. We issued the ESI note in reliance on the exemption from registration under Section 4(2) of the Securities Act based upon a determination that the investor was sophisticated, had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

ITEM 6.  SELECTED FINANCIAL DATA

         You should consider our selected consolidated financial information set forth below together with the more detailed consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                              YEAR ENDED JUNE 30,
                                            -----------------------------------------------------
                                              2004       2003        2002       2001       2000
                                            ---------   --------  ---------  ---------   --------
STATEMENT OF INCOME DATA:                         (In thousands, except per share data)
Revenues:
   Gain on sale of loans and leases:
     Securitizations....................    $  15,107   $170,950   $185,580   $128,978   $ 90,380
     Whole loan sales...................       18,725        655      2,448      2,742      1,717
   Interest and fees....................       17,732     19,395     18,890     19,840     17,683
   Interest accretion on interest-only
      strips.............................      40,176     47,347     35,386     26,069     16,616
   Other................................        5,332      3,059      5,597      5,707      4,250
                                            ---------   --------   --------   --------   --------
Total revenues..........................       97,072    241,406    247,901    183,336    130,646
Total expenses(a).......................      276,794    290,426    234,351    170,151    120,284
                                            ---------   --------   --------   --------   --------
Income (loss) before provision for income
   taxes (benefit)......................     (179,722)   (49,020)    13,550     13,185     10,362
Provision for income taxes (benefit)....      (68,294)   (19,118)     5,691      5,274      3,938
                                            ---------   --------   --------   --------   --------
Income (loss) before cumulative effect of
   a change in accounting principle.....     (111,428)   (29,902)     7,859      7,911      6,424
Cumulative effect of a change in
   accounting principle.................           --         --         --        174         --
                                            ---------   --------   --------   --------   --------
Income (loss) before dividends on
   preferred stock.......................    (111,428)   (29,902)     7,859      8,085      6,424
Dividends on preferred stock............        3,718         --         --         --         --
                                            ---------   --------   --------   --------   --------
Net income (loss) attributable to common
   stock................................    $(115,146)  $(29,902)  $  7,859   $  8,085   $  6,424
                                            =========   ========   ========   ========   ========
Per Common Share Data:
Income (loss) before cumulative effect of
   a change in accounting principle (b):
   Basic earnings (loss) per common share   $  (34.07)  $  (9.32)  $   2.44   $   1.89   $   1.41
   Diluted earnings (loss) per common share    (34.07)     (9.32)      2.26       1.85       1.37
Net income (loss):
   Basic earnings (loss) per common share   $  (34.07)  $  (9.32)  $   2.44   $   1.94   $   1.41
   Diluted earnings (loss) per common share    (34.07)     (9.32)      2.26       1.89       1.37
Cash dividends declared per common share.          --      0.291      0.255      0.236      0.227

_____________________________
(a) Includes securitization assets fair value adjustments of $41.2 million for the fiscal year ended June 30, 2004, $45.2 million for the fiscal year ended June 30, 2003, $22.1 million for the fiscal year ended June 30, 2002 and $12.6 million for the fiscal year ended June 30, 2000.
(b) Amounts for the years ended June 30, 2003 and prior have been retroactively adjusted to reflect the effect of a 10% common stock dividend declared May 13, 2004 as if the additional shares had been outstanding for each period presented. Amounts for the years ended June 30, 2002 and prior have been retroactively adjusted to reflect the effect of a 10% stock dividend declared August 21, 2002. Amounts for the years ended June 30, 2001 and prior have been retroactively adjusted to reflect the effect of a 10% stock dividend declared October 1, 2001.


                                                                JUNE 30,
                                    --------------------------------------------------------------
                                        2004        2003         2002          2001         2000
                                    ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...       $      910   $   36,590   $   99,599   $   84,667   $   66,507
Restricted cash .............           13,307       10,885        9,000        6,425        3,244
Loan and lease receivables:
   Loans available for sale .          304,275      263,419       45,919       78,060       29,699
   Non-accrual loans ........            1,993        3,999        3,868        2,831        3,474
   Lease receivables ........             --          3,984        7,891       14,030       18,629
Interest and fees receivable            18,089       10,838        9,595       14,582       11,071
Deferment and forbearance
  advances receivable .......            6,249        4,341        2,697        1,967        1,931
Loans subject to repurchase
  rights.....................           38,984       23,761        9,028        2,428           --
Interest-only strips ........          459,086      598,278      512,611      398,519      277,872
Servicing rights ............           73,738      119,291      125,288      102,437       74,919
Receivable for sold loans and
  leases.....................               --       26,734           --           --       46,333
Total assets ................        1,042,870    1,159,351      876,375      766,487      594,282
Subordinated debentures .....          522,609      719,540      655,720      537,950      390,676
Senior collateralized
  subordinated notes.........           83,639           --           --           --           --
Total liabilities ...........        1,030,955    1,117,282      806,997      699,625      532,167
Stockholders' equity ........           11,915       42,069       69,378       66,862       62,115


                                                          YEAR ENDED JUNE 30,
                                     --------------------------------------------------------------
                                        2004         2003        2002         2001         2000
                                     ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
OTHER DATA:
Total loans and leases on
   balance sheet.................    $  303,603   $  267,325   $   59,386   $   91,615   $   48,580
Originations(a):
   Business purpose loans........           587      122,790      133,352      120,537      106,187
   Home mortgage loans...........       982,093    1,543,730    1,246,505    1,096,440      949,014
Average loan size of loans
  originated(a):
   Business purpose loans........           293           92           97           91           89
   Home mortgage loans...........           119           91           89           82           70
Weighted average interest rate
  of loans originated(a):
   Business purpose loans........        14.62%       15.76%       15.75%       15.99%       15.99%
   Home mortgage loans...........          7.86         9.99        10.91        11.46        11.28
   Combined......................          7.86        10.42        11.38        11.91        11.64
Loans and leases sold:
   Securitizations...............    $  141,407   $1,423,764   $1,351,135   $1,102,066   $1,001,702
   Whole loan sales..............       808,378       28,013       57,679       76,333      102,670

_________________

(a) Conventional first mortgages and leases originated in fiscal 2000 have been excluded because we no longer originate these types of loans and leases.

                                                         YEAR ENDED JUNE 30,
                                    -------------------------------------------------------------
FINANCIAL RATIOS:                     2004          2003         2002         2001         2000
                                    --------      --------     --------     --------     --------
Return on average assets.......      (11.60)%       (3.07)%       0.94%        1.22%        1.31%
Return on average equity.......     (566.80)       (44.20)       11.75        12.22        10.29
Total delinquencies as a
   percentage of total on
   balance sheet portfolio at
   end of period(a)............        1.19          1.97        11.72         3.87         6.08
Real estate owned as a
   percentage of total on
   balance sheet portfolio at
   end of period...............        0.63          1.79         6.37         2.53         3.41
Loan and lease losses as a
   percentage of the average
   total on balance sheet
   portfolio during the
   period (b)..................        8.93          5.17         4.23         3.31         1.09
Pre-tax income (loss) as a
   percentage of total
   revenues....................       (1.11)       (20.00)        5.47         7.19         7.93
Ratio of earnings to fixed
   charges(c)..................       (1.42)x        0.31x        1.19x        1.23x        1.26x

_________________

(a) Includes loans delinquent 31 days or more and excludes real estate owned and previously delinquent loans subject to deferment and forbearance agreements if the borrower with this arrangement is current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement).

(b)      Percentage based on annualized losses and average total portfolio.

(c) Earnings (loss) before income taxes and fixed charges were insufficient to cover fixed charges by $183.4 million and $49.0 million for the years ended June 30, 2004 and 2003, respectively.

         The following table presents financial ratios and measures for our total portfolio and total real estate owned, referred to as REO. The total portfolio measure includes loans and leases recorded on our balance sheet and securitized loans and leases both managed by us and serviced by others. Management believes these measures enhance the users' overall understanding of our current financial performance and prospects for the future because the volume and credit characteristics of off-balance sheet securitized loan and lease receivables have a significant effect on our financial performance as a result of our retained interests in the securitized loans. Retained interests include interest-only strips and servicing rights. In addition, because the servicing and collection of our off-balance sheet securitized loan and lease receivables are performed in the same manner and according to the same standards as the servicing and collection of our on-balance sheet loan and lease receivables, certain of our resources, such as personnel and technology, are allocated based on their pro rata relationship to the total portfolio and total REO. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total portfolio and managed real estate owned to our balance sheet.

                                                         YEAR ENDED JUNE 30,
                                  ---------------------------------------------------------------
                                     2004          2003         2002         2001         2000
                                  ----------    ----------   ----------   ----------   ----------
                                                       (Dollars in thousands)
Total Portfolio - Loans and
   Leases.....................    $2,231,689    $3,651,074   $3,066,189   $2,589,395   $1,918,540
FINANCIAL RATIOS:
Total delinquencies as a
   percentage of total
   portfolio at end of period..        10.67%         6.27%        5.59%        4.13%        2.91%
Real estate owned as a
   percentage of total
   portfolio at end of period..         1.54          0.77         1.11         1.10         0.68
Loan and lease losses as a
   percentage of the average
   total portfolio during the
   period......................         1.02          0.36         0.28         0.53         0.31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following financial review and analysis of the financial condition and results of operations for the fiscal years ended June 30, 2004, 2003 and 2002 should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements, and other detailed information appearing in this document.

OVERVIEW

         GENERAL. We are a financial services organization operating mainly in the eastern and central portions of the United States. Recent expansion has positioned us to increase our operations in the western portion of the United States, especially California. See "-- Business Strategy Adjustments" for details of our acquisition of a broker operation located in California. Through our principal direct and indirect subsidiaries, we originate, sell and service home mortgage loans. We also process and purchase home mortgage loans through our Bank Alliance Services program. See "Business -- Lending Activities -- Home Mortgage Loans" for a description of this program and the amount of loans we purchased under this program. Additionally, we service business purpose loans, which we had originated and sold in prior periods. To the extent we obtain a credit facility to fund business purpose loans, we may originate and sell business purpose loans in future periods.

         In addition, we offer subordinated debentures to the public, the proceeds of which are used for repayment of existing debt, loan originations, our operations (including repurchases of delinquent assets from securitization trusts and funding our loan overcollateralization requirements under our credit facilities), investments in systems and technology and for general corporate purposes.

         Historically, our loans primarily consisted of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. Our business strategy adjustments include increasing loan originations by offering adjustable rate loans and purchase money mortgage loans. During the fourth quarter of fiscal 2004, 46.7% of loans we originated were adjustable rate and 53.3% were fixed rate. During fiscal 2004, 18.0% of the loans we originated were purchase money mortgage loans. During fiscal 2004, 89.9% of the loans we originated were secured by first mortgages and 10.1% were secured by second mortgages.

         Our customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to our products and services. This type of borrower is commonly referred to as a subprime borrower. Loans made to subprime borrowers are frequently referred to as subprime loans.

         We originate loans through a combination of channels including a national processing center located at our centralized operating office in Philadelphia, Pennsylvania and a network of mortgage brokers. Our loan servicing and collection activities are performed at our Philadelphia office.

         Our loan origination volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer spending and debt levels, real estate values and employment rates. Additionally, our loan originations are affected by competitive conditions and regulatory influences.

         Our principal revenues are derived from gains on the sale of loans in either whole loan sales or securitizations, interest accretion on our interest-only strips, interest income earned on loans while they are carried on our balance sheet and income from servicing loans.

         Our principal expenses include interest expense incurred on our subordinated debentures and senior collateralized subordinated notes, interest expense incurred to fund loans while they are carried on our balance sheet, the provision for credit losses recognized on loans carried on our balance sheet and loans repurchased from securitization trusts, employee related costs, marketing costs, costs to service and collect loans and other administrative expenses.

         Our critical success factors include our ability to originate loans, our ability to sell loans in whole loan sales or into securitizations, our ability to maintain credit and warehouse facilities to fund loan originations, and our ability to raise capital through the sale of subordinated debentures.

         OUR RECENT FINANCIAL DIFFICULTIES AND LIQUIDITY CONCERNS. Several events and issues, which occurred beginning in the fourth quarter of fiscal 2003, have negatively impacted our short-term liquidity and contributed to our losses for fiscal 2003 and fiscal 2004. These events included our inability to complete publicly underwritten securitizations during the fourth quarter of fiscal 2003 and all of fiscal 2004 (we completed a privately-placed securitization in the second quarter of fiscal 2004), our inability to draw down upon and the expiration of several of our credit facilities, and our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004.

         Our inability to complete a publicly underwritten securitization during the fourth quarter of fiscal 2003 was the result of our investment bankers' decision in late June 2003 not to underwrite the contemplated June 2003 securitization transaction. Management believes that a number of factors contributed to this decision, including a highly publicized lawsuit finding liability of an underwriter in connection with the securitizations of loans for another unaffiliated subprime leader, an inquiry by the Civil Division of the U.S. Attorney's Office in Philadelphia regarding our forbearance practices, an anonymous letter regarding us received by our investment bankers, the SEC's enforcement action against another unaffiliated subprime lender related to its loan restructuring practices and related disclosure, a federal regulatory agency investigation of practices by another subprime servicer and our investment bankers' prior experience with securitizations transactions with non-affiliated originators.

         We were unable to complete a publicly underwritten securitization during fiscal 2004 due to our diminished capacity to originate loans, our commitment to whole loan sales under our adjusted business strategy, our financial condition and liquidity issues, and an absence of market demand for our securitizations. We completed a privately-placed securitization during the second quarter of fiscal 2004.

         As a result of these liquidity issues our loan origination volume during fiscal 2004 was substantially reduced. From July 1, 2003 through June 30, 2004, we originated $982.7 million of loans, as compared to originations of $1.67 billion of loans for the same period in fiscal 2003. We anticipate that depending upon the size of our future quarterly securitizations, if any, we will need to increase our loan originations to approximately $400.0 million to $500.0 million per month to return to profitable operations. If we are unable to complete quarterly securitizations, we will need to increase our loan originations to approximately $500.0 million to $600.0 million per month to return to profitability. Our ability to achieve the levels of loan originations necessary to achieve profitable operations could be hampered by our failure to continue to successfully implement our adjusted business strategy, funding limitations under existing credit facilities and our ability to obtain new credit facilities and renew existing facilities. Our plan is to increase loan originations through the continued application of our business strategy adjustments, particularly as related to building our expanded broker channel and offering adjustable rate mortgages and more competitively priced fixed rate mortgages. See "Business -- Business Strategy" for a discussion of our plans to achieve this level of originations. For a detailed discussion of our losses, capital resources and commitments, see "-- Liquidity and Capital Resources."

         We have entered into a commitment letter and anticipate entering into a definitive agreement regarding a $100.0 million credit facility to replace our $200.0 million facility (reduced to $100.0 million on September 30, 2004) that expires on November 5, 2004. However, we cannot assure you that we will enter into a definitive agreement regarding the $100.0 million credit facility or that this agreement will contain terms and conditions acceptable to us.

         We are currently negotiating additional credit facilities to provide additional borrowing capacity to fund the increased level of loan originations expected under our adjusted business strategy, however, no assurances can be given that we will succeed in obtaining new credit facilities or that these facilities will contain terms and conditions acceptable to us. See "-- Liquidity and Capital Resources" for a discussion of these facilities.

         On June 30, 2004, we had unrestricted cash of approximately $0.9 million and up to $210.4 million available under our warehouse credit facilities. We can only use advances under these credit facilities to fund loan originations and not for any other purposes. The combination of our current cash position and expected sources of operating cash may not be sufficient to cover our operating cash requirements.

         For the next six to twelve months, we intend to augment our sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures may be used to fund overcollateralization requirements, as defined below, in connection with our loan originations and to fund our operating losses. Under the terms of our credit facilities, our credit facilities will advance us 75% to 97% of the value of loans we originate. See "-- Liquidity and Capital Resources" for a discussion of advance rates under the terms of our credit facilities." As a result of this limitation, we must fund the difference between the loan value and the advances, which we refer to as the overcollateralization requirement, from our operating cash. We can provide no assurances that we will be able to continue issuing subordinated debentures.

         See "-- Liquidity and Capital Resources -- Remedial Steps Taken to Address Liquidity Issues" for a discussion of the specific actions we undertook to address liquidity concerns.

         RECENT OPERATING LOSSES AND SALE OF ASSETS. We incurred a net loss attributable to common stock of $115.1 million and $29.9 million for the fiscal years ended June 30, 2004 and 2003, respectively. In addition, depending on our ability to recognize gains on our future securitizations, we anticipate incurring operating losses at least through the first quarter of fiscal 2005.

         The loss for fiscal 2004 primarily resulted from liquidity issues we have experienced since the fourth quarter of fiscal 2003, including the absence of credit facilities until the second quarter of fiscal 2004, which substantially reduced our loan origination volume and our ability to generate revenues, our inability to complete a publicly underwritten securitization during fiscal 2004, our shift in business strategy to focus on whole loan sales, and charges to the income statement of $46.4 million for pre-tax valuation adjustments on our securitization assets. Additionally, operating expense levels that would support greater loan origination volume also contributed to the loss for fiscal 2004.

         During fiscal 2004, we recorded total pre-tax valuation adjustments on our interest-only strips and servicing rights of $63.8 million, of which $46.4 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income, a component of stockholders' equity. These adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the low interest rate environment experienced during fiscal 2004. Additionally, the fiscal 2004 valuation adjustment also includes a write down of $5.4 million of the carrying value of our interest-only strips and servicing rights related to five of our mortgage securitization trusts to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million warehouse credit facility described in "-- Liquidity and Capital Resources" and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. This compares to total pre-tax valuation adjustments on our securitization assets of $63.3 million during the year ended June 30, 2003, of which $45.2 million was charged as expense to the income statement and $18.1 million was reflected as an adjustment to other comprehensive income. See "- Application of Critical Accounting Estimates - Interest-Only Strips" for a discussion of how valuation adjustments are recorded.

         EXCHANGE OFFERS. On December 1, 2003, we mailed an offer to exchange, which we refer to as the first exchange offer, to holders of our subordinated debentures issued prior to April 1, 2003. On May 14, 2004, we mailed a second offer to exchange, which we refer to as the second exchange offer, to holders of our subordinated debentures issued prior to November 1, 2003. See "-- Liquidity and Capital Resources -- Subordinated Debentures" for more detail on the terms of the exchange offers, senior collateralized subordinated notes and Series A preferred stock issued and the results of the exchange offers.

         Depending on market conditions and our financial condition, we may engage in additional exchange offers in the future and we are considering another exchange offer in our second quarter of fiscal 2005.

         AMOUNT OF OUR INDEBTEDNESS. At June 30, 2004, we had total indebtedness of approximately $847.4 million, comprised of amounts outstanding under our credit facilities, senior collateralized subordinated notes issued in the exchange offers, capitalized leases and subordinated debentures. See "-- Liquidity and Capital Resources -- Secured and Unsecured Indebtedness " for a comparison at June 30, 2004 of our secured and senior debt obligations and unsecured subordinated debenture obligations to assets which are available to repay those obligations.

         BUSINESS STRATEGY ADJUSTMENTS. In response to our inability to securitize our loans and the liquidity concerns described above, we adjusted our business strategy at the beginning of fiscal 2004. Our adjusted business strategy focuses on shifting from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. See "Business -- Business Strategy" for information regarding our adjusted business strategy.

         Our business strategy is dependent on our ability to emphasize lending related activities that provide us with the most economic value. The implementation of this strategy will depend in large part on a variety of factors outside of our control, including, but not limited to, our ability to obtain adequate financing on reasonable terms and to profitably sell or securitize our loans on a regular basis. Our failure with respect to any of these factors could impair our ability to successfully implement our strategy, which could adversely affect our results of operations and financial condition. See "Risk Factors -- If we are unable to successfully implement our adjusted business strategy which focuses on whole loan sales, we may be unable to attain profitable operations which could impair our ability to repay our outstanding debt and could negatively impact the value of our capital stock."

         If we fail to generate sufficient liquidity through the sales of our loans, the sale of our subordinated debentures, the maintenance of credit facilities or a combination of the foregoing, we will have to restrict loan originations and make additional changes to our business strategy, including restricting or restructuring our operations which could result in losses and impair our ability to repay our subordinated debentures and other outstanding debt. While we currently believe that we will be able to restructure our operations, if necessary, we cannot assure you that such restructuring will enable us to attain profitable operations or repay the subordinated debentures when due. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising additional equity, seeking to convert an additional portion of our subordinated debentures to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets. See "Risk Factors -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably, restrict our ability to repay our outstanding debt and negatively impact the value of our capital stock" and "-- If we are unable to obtain additional financing, we may be not be able to restructure our business to permit profitable operations or repay our outstanding debt and the value of our capital stock will be negatively impacted."

         In addition to the above potential restrictions and changes to our business strategy, in the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debenture maturities and vendor payments.

         The contingent financial restructuring plan is based on actions that we would take, in addition to those indicated in our adjusted business strategy, to reduce our operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups and obtaining working capital funding. No assurance can be given that we will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay the subordinated debentures when due.

         CREDIT FACILITIES, SERVICING AGREEMENTS AND WAIVERS RELATED TO FINANCIAL COVENANTS. At various times since June 30, 2003, including at June 30, 2004, July 31, 2004, August 31, 2004 and September 30, 2004, we have been out of compliance with one or more financial covenants contained in our $200.0 million credit facility (reduced to $100.0 million). We have continued to operate on the basis of waivers granted by the lender under this facility. We currently anticipate that we will be out of compliance with one or more of these financial covenants at October 31, 2004 and will need a waiver from this lender for this noncompliance to continue to operate. The expiration date of this facility was originally September 21, 2004, but the lender agreed to extend the expiration date until November 5, 2004 in consideration for, among other things, a reduction in the amount that could be borrowed under this facility to $100.0 million.

         A provision in our $250.0 million credit facility required us to maintain another credit facility for $200.0 million with a $40.0 million sublimit of such facility available for funding loans between the time they are closed by a title agency or closing attorney and the time documentation for the loans is received by the collateral agent. As a result of the reduction of our $200.0 million facility to $100.0 million, as described above, we entered into an amendment to the master loan and security agreement governing our $250.0 million facility which reduced the required amount for another facility to $100.0 million. In the event we do not extend the $200.0 million (now $100.0 million) facility beyond its November 5, 2004 expiration date, or in the event we do not otherwise enter into definitive agreements with other lenders by November 5, 2004 which satisfy the above-described requirements in our $250.0 million facility for $100.0 million in additional credit facilities and a $40.0 million sublimit, we will need an additional amendment to the $250.0 million facility or a waiver from the lender to continue to operate.

         At various times since June 30, 2003 we have also been out of compliance with the net worth requirement in several of our pooling and servicing agreements and sale and servicing agreements (collectively referred to in this document as the servicing agreements). Two of the financial insurers who provide financial guaranty insurance to certain bond holders and certificate holders under these servicing agreements (collectively referred to in this document as bond insurers) required us to amend the servicing agreements in consideration for granting us waivers from this noncompliance. One bond insurer granted us a permanent waiver from this noncompliance in consideration for a term-to-term servicing arrangement. The other bond insurer granted us a one-time waiver in consideration for a term-to-term servicing arrangement. Since then, we have had to obtain a waiver of net worth requirements from this bond insurer on a monthly basis and we currently anticipate that we will need to do so for the foreseeable future.

         Due to our financial results during fiscal 2004, two other bond insurers required us to amend the servicing agreements related to the securitizations these bond insurers insured. As a result of the amendments to our servicing agreements, all of our servicing agreements associated with bond insurers now provide for term-to-term servicing and, in the case of our servicing agreements with two bond insurers, our rights as servicer may be terminated at the expiration of a servicing term in the sole discretion of the bond insurer.

         We cannot assure you that we will continue to receive the waivers and servicing agreement extensions that we need to operate or that they will not contain conditions that are unacceptable to us. Because we anticipate incurring losses through at least the first quarter of fiscal 2005, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers as a result of our non-compliance with financial covenants contained in our credit facilities and servicing agreements. To the extent we are not able to obtain waivers under our credit facilities, we may be unable to pay dividends on the Series A preferred stock. See "-- Liquidity and Capital Resources" for additional information regarding the waivers obtained. See also "Risk Factors -- Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility and limit our ability to operate profitability, and our ability to repay our outstanding debt may be impaired and the value of our capital stock could be negatively impacted" and " -- Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations, or fail to meet minimum net worth requirements or financial covenants which could hinder our ability to operate profitably, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

         DELINQUENCIES; FORBEARANCE AND DEFERMENT ARRANGEMENTS. We had total delinquencies in our managed portfolio of $219.4 million at June 30, 2004, $228.9 million at June 30, 2003 and $171.6 million at June 30, 2002. The managed total portfolio includes loans on our balance sheet and loans serviced for others. At June 30, 2004, the total managed portfolio was $2.1 billion, compared to $3.7 billion at June 30, 2003 and $3.1 billion at June 30, 2002. Total delinquencies (loans and leases, excluding real estate owned, with payments past due for more than 30 days) as a percentage of the total managed portfolio were 10.49% at June 30, 2004 compared to 6.27% at June 30, 2003 and 5.59% at June 30,
2002.

         As the managed portfolio continues to season and if the economy does not continue to improve, the delinquency rate may continue to increase, which could negatively impact our ability to sell or securitize loans and reduce our profitability and the funds available to repay our subordinated debentures. As the portfolio seasons, or ages, the likelihood that borrowers will incur credit problems increases. Additionally, continuing low market interest rates could continue to encourage borrowers to refinance their loans and increase the levels of loan prepayments we experience which would negatively impact our delinquency rate.

         Delinquencies in our total managed portfolio do not include $216.3 million of previously delinquent loans at June 30, 2004, which are subject to deferment and forbearance arrangements. Generally, a loan remains current after we enter into a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of the delinquent payments advanced or fees paid by us on borrower's behalf as part of the deferment or forbearance arrangement) and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, we will generally declare the account in default, reflect it as a delinquent loan in our delinquency statistics and resume collection actions.

         During the final six months of fiscal 2003 and the first six months of fiscal 2004, we experienced a pronounced increase in the number of borrowers under deferment arrangements and in light of the weakened economic environment during that twelve-month period we made use of deferment arrangements to a greater degree than in prior periods. Since December 2003, we have experienced a reduction in new deferment arrangements and if the improving economic environment continues, we expect to continue to experience a reduction in new deferment arrangements.

         There was approximately $216.3 million of cumulative unpaid principal balance of loans under deferment and forbearance arrangements at June 30, 2004, as compared to approximately $197.7 million and $138.7 million of cumulative unpaid principal balance at June 30, 2003 and 2002, respectively. Total cumulative unpaid principal balances under deferment or forbearance arrangements as a percentage of the total managed portfolio were 10.34% at June 30, 2004, compared to 5.41% and 4.52% at June 30, 2003 and 2002, respectively. Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At June 30, 2004, there was $29.9 million of cumulative unpaid principal balance under deferment arrangements and $31.8 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more. See "-- On Balance Sheet Portfolio Quality -- Deferment and Forbearance Arrangements," "-- Total Portfolio Quality -- Deferment and Forbearance Arrangements" and "Risk Factors -- Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility and limit our ability to operate profitably, and our ability to repay our outstanding debt may be impaired and the value of our capital stock could be negatively impacted."

         LISTING ON THE NASDAQ NATIONAL MARKET SYSTEM. Since our common stock is listed on the NASDAQ National Market System, we are required to meet certain requirements established by the NASDAQ Stock Market in order to maintain this listing. These requirements include, among other things, maintenance of stockholders' equity of $10.0 million, a minimum bid price of $1.00 and a market value of publicly held shares of $5.0 million. If we are unable to maintain our listing on the NASDAQ National Market System, the value of our capital stock and our ability to continue to sell subordinated debentures would be negatively impacted by making the process of complying with the state securities laws more difficult, costly and time consuming. As a result, we may be unable to continue to sell subordinated debentures in certain states, which would have a material adverse effect on our liquidity and our ability to repay maturing debt when due. There can be no assurance that we will be in compliance with the $10.0 million stockholders' equity requirement on September 30, 2004. We are considering a new exchange offer in order to maintain compliance with this listing requirement. See "Risk Factors -- In the event our common stock is delisted from trading on the NASDAQ National Market System, the value of our capital stock and our ability to continue to sell subordinated debentures would be negatively impacted."

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash needs. We have used a substantial portion of our funding sources to build our serviced portfolio and investments in securitization assets with the expectation that they will generate sufficient cash flows in the future to cover our operating requirements, including repayment of maturing subordinated debentures and senior collateralized subordinated notes outstanding. Our cash needs change as the mix of loan sales through securitization shifts to more whole loan sales, as the serviced portfolio changes, as our interest-only strips mature and release cash, as subordinated debentures and senior collateralized subordinated notes outstanding mature, as operating expenses change and as revenues change. Because we have historically experienced negative cash flows from operations under our prior business strategy and, more recently, have been impacted by short-term liquidity issues, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations.

         Our cash requirements include funding loan originations, repaying existing subordinated debentures and senior collateralized subordinated notes outstanding, paying interest expense, preferred dividends and operating expenses, funding capital expenditures, and in connection with our securitizations, funding overcollateralization requirements, costs of repurchasing delinquent loans for trigger management and servicer obligations. When loans are sold through a securitization, we may retain the rights to service the loans. Servicing loans obligates us to advance interest payments for delinquent loans under certain circumstances and allows us to repurchase a limited amount of delinquent loans from securitization trusts. See "-- Securitizations" and "-- Securitizations -- Trigger Management" and "-- Securitizations -- Repurchase Rights" for more information on how the servicing of securitized loans affects requirements on our capital resources and cash flow. At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated).

         Under our business strategy, we initially finance our loans under secured credit facilities. These credit facilities are generally revolving lines of credit that enable us to borrow on a short-term basis against our loans. We then sell our loans to unrelated third parties on a whole loan basis or securitize our loans to generate the cash to pay off these revolving credit facilities.

         LIQUIDITY CONCERNS. Several events and issues have negatively impacted our short-term liquidity. First, our inability to complete a publicly underwritten securitization during the fourth quarter of fiscal 2003 adversely impacted our short-term liquidity position and contributed to our loss for fiscal 2003. Because there was no securitization, $453.4 million of the $516.1 million in revolving credit and conduit facilities available to us at June 30, 2003 was drawn upon. Our revolving credit facilities and mortgage conduit facility had only $62.7 million of unused capacity available at June 30, 2003, which significantly reduced our ability to fund loan originations in fiscal 2004 until we sold existing loans, extended existing credit facilities, or added new credit facilities.

         Second, our ability to borrow under credit facilities to fund new loan originations in the first three months of fiscal 2004 using borrowings under certain of our credit facilities which carried over into fiscal 2004 was limited, terminated or expired by October 31, 2003. Further advances under a non-committed portion of one of these credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. Additionally, on August 20, 2003, this credit facility was amended to, among other things, eliminate the non-committed portion, reduce the amount available to $50.0 million and accelerate the expiration date from November 2003 to September 30, 2003. We entered into a subsequent amendment to this facility, which extended its maturity date to October 17, 2003. We also had a $300.0 million mortgage conduit facility with a financial institution that enabled us to sell our loans into an off-balance sheet facility, which expired pursuant to its terms on July 5, 2003. In addition, we were unable to borrow under a $25.0 million warehouse facility after September 30, 2003, and this $25.0 million facility expired on October 31, 2003.

         Third, even though we were successful in obtaining one new credit facility in September 2003 and a second new credit facility in October 2003, our ability to finance new loan originations in the second and third quarters of fiscal 2004 with borrowings under these new facilities was limited. The limitations resulted from requirements to fund overcollateralization, which is discussed below, in connection with new loan originations.

         Fourth, our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 further impaired our liquidity.

         As a result of these liquidity issues, our loan origination volume was substantially reduced. In fiscal 2004, we originated $982.7 million of loans, compared to originations of $1.67 billion of loans in fiscal 2003. As a result of the decrease in loan originations and liquidity issues described above, we incurred losses in fiscal 2003 and 2004 and depending on our ability to complete securitizations and recognize gains in the future, we anticipate incurring losses at least through the first quarter of fiscal 2005.

         For the next six to twelve months, we intend to augment our sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures may be used to fund overcollateralization requirements in connection with our loan originations and fund our operating losses. Under the terms of our credit facilities, our credit facilities will advance us 75% to 97% of the value of loans we originate. As a result of this limitation, we must fund the difference between the loan value and the advances, which we refer to as the overcollateralization requirement, from our operating cash. We can provide no assurances that we will be able to continue issuing subordinated debentures.

         There can be no assurance that we will be in compliance with the $10.0 million stockholders' equity requirement on September 30, 2004. We are considering a new exchange offer in order to maintain compliance with this listing requirement. If we are unable to maintain our listing on the NASDAQ National Market System, our ability to continue to sell subordinated debentures would be negatively impacted by making the process of complying with the state securities laws more difficult, costly and time consuming. As a result, we may be unable to continue to sell subordinated debentures in certain states, which would have a material adverse effect on our liquidity and our ability to repay maturing debt when due.

         SECURED AND UNSECURED INDEBTEDNESS. At June 30, 2004, we had total indebtedness of approximately $847.4 million, comprised of amounts outstanding under our credit facilities, senior collateralized subordinated notes issued in the exchange offers, capitalized leases and subordinated debentures. The following table compares our secured and senior debt obligations and unsecured subordinated debenture obligations at June 30, 2004 to assets which were available to repay those obligations. We anticipate that any shortfall in assets available to repay obligations will be funded through cash received on the sale of future loan originations:

                                                   SECURED AND               UNSECURED
                                                   SENIOR DEBT             SUBORDINATED             TOTAL
(in thousands)                                     OBLIGATIONS              DEBENTURES           DEBT/ASSETS
                                                   -----------             ------------          -----------
Outstanding debt obligations (a)(f)........        $   324,839 (b)         $    522,609          $   847,448
                                                   ===========             ============          ===========
Assets available to repay debt:
    Cash and cash equivalents .............        $        --             $        910          $        910
    Loans..................................            252,326 (c)               51,949               304,275
    Interest-only strips (e)...............            179,207 (a)(b)           279,879               459,086 (d)
    Servicing rights.......................                 --                   73,738                73,738 (d)
                                                   -----------             ------------          ------------
    Total assets available.................        $   431,533             $    406,476          $    838,009
                                                   ===========             ============          ============

-------------
(a) Includes the impact of the exchange of $177.8 million of subordinated debentures (unsecured subordinated debentures) for $84.0 million of senior collateralized subordinated notes (secured and senior debt obligations) and
    93.8 million shares of Series A preferred stock in the first exchange offer and first closing of the second exchange offer. At June 30, 2004, our interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes totaled $411.9 million, of which approximately $125.5 million represents 150% of the principal balance of the senior collateralized subordinated notes outstanding at June 30, 2004. For presentation purposes, $125.5 million is included in the column entitled "secured and senior debt obligations" in the table above.

(b) Security interests under the terms of the $250.0 million credit facility are included in this table. This $250.0 million credit facility is secured by loans when funded under this facility. In addition, interest-only strips secure, as a first priority, obligations in an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $53.7 million. This amount is included as an allocation of our interest-only strips to the secured and senior debt obligations column.

(c) Reflects the amount of loans specifically pledged as collateral against our advances under our credit facilities.

(d) Reflects the fair value of our interest-only strips and servicing rights at June 30, 2004.

(e) The grant of a lien on the collateral to secure the senior collateralized subordinated notes issued upon the completion of the first exchange offer and the senior collateralized subordinated notes to be issued in this exchange offer is not a direct lien on any interest-only strips, but is, rather, a lien on the right of certain of our subsidiaries to receive certain cash flows from ABFS Warehouse Trust 2003-1 which is a special purpose entity which holds the majority of, but not all of, the interest-only strips directly or indirectly held by us. The interest-only strips in this trust also secure, as a first priority, obligations in an amount not to exceed 10% of the outstanding principal balance under our $250.0 million credit facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $53.7 million.

(f) The second exchange offer was extended through August 23, 2004 with closings on July 31, 2004 and August 23, 2004. The pro forma effects on the above table of the two closings of an additional $30.8 million of subordinated debentures (unsecured subordinated debentures) for $15.2 million of senior collateralized subordinated notes (secured obligations) and 15.6 million shares of Series A Preferred Stock are summarized below. At August 23, 2004, $22.8 million of our interest-only strips were collateralizing these new senior collateralized subordinated notes. Including the senior collateralized subordinated notes issued as of June 30, 2004, $148.2 million of our interest-only strips are collateralizing senior collateralized subordinated notes. The table below summarizes the pro forma impact of the two closings of our second exchange offer subsequent to June 30, 2004 on the historical comparison of our secured and senior debt obligations and unsecured subordinated debenture obligations at June 30, 2004 to assets which are available to repay those obligations (in thousands):

                                                   SECURED AND               UNSECURED
                                                   SENIOR DEBT             SUBORDINATED             TOTAL
(in thousands)                                     OBLIGATIONS              DEBENTURES           DEBT/ASSETS
                                                   -----------             ------------          -----------
   Outstanding debt obligations -
       historical...............................   $   324,839             $    522,609          $   847,448
   Pro forma effect of the second exchange
       offer extension to August 23, 2004.......        15,173                  (30,811)             (15,638)
                                                   -----------             ------------          -----------
   Pro forma outstanding debt
       obligations..............................   $   340,012             $    491,798          $   831,810
                                                   ===========             ============          ===========
   Total assets available to repay debt -
       historical...............................   $   431,533             $    406,476          $   838,009
   Pro forma effect of the second exchange
       offer extension to August 23, 2004.......        22,760                  (22,760)                  --
                                                   -----------             ------------          -----------
   Pro forma assets available...................   $   454,293             $    383,716          $   838,009
                                                   ===========             ============          ===========

         REMEDIAL STEPS TAKEN TO ADDRESS LIQUIDITY ISSUES. Since June 30, 2003, we undertook specific remedial actions to address liquidity concerns including:

         o We adjusted our business strategy beginning in early fiscal 2004. Our adjusted business strategy focuses on shifting from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. See "-- Overview -- Business Strategy Adjustments" and "Business -- Business Strategy" for more information.

         o We solicited bids and commitments from participants in the whole loan sale market and entered into forward sale agreements and individual sale transactions. In total, from June 30, 2003 through June 30, 2004, we sold approximately $1.1 billion (which includes $222.3 million of loans sold by the expired mortgage conduit facility described under "-- Credit Facilities") of loans through whole loan sales. From July 1, 2004 through September 30, 2004, we sold an additional $586.5 million of loans through whole loan sales.

         o We have entered into an informal arrangement with one recurring purchaser of our loans whereby the purchaser maintains members of its loan underwriting staff on our premises to facilitate its purchase of our loans promptly after we originate them. This arrangement accelerates our receipt of cash proceeds from the sale of loans, accelerates the pay down of our advances under our warehouse credit facilities and adds to our liquidity. This quicker turnaround time is expected to enable us to operate with smaller committed warehouse credit facilities than would otherwise be necessary.

         o On October 31, 2003, we completed a privately-placed securitization, with servicing released, of $173.5 million of loans.

         o We entered into two definitive loan agreements during fiscal 2004 for the purpose of funding our loan originations. These two agreements replaced those credit facilities, which carried over into fiscal 2004 but were limited, terminated or expired by October 31, 2003. We entered into the first agreement on September 22, 2003 with a financial institution for a one-year $200.0 million credit facility. We entered into the second agreement on October 14, 2003 with a warehouse lender for a three-year revolving mortgage loan warehouse credit facility of up to $250.0 million. The $200.0 million facility was extended to November 5, 2004 and reduced to $100.0 million. The three-year $250.0 million warehouse credit facility continues to be available. See "-- Credit Facilities" for information regarding the terms of these facilities.

         o We have recently entered into a commitment letter and anticipate entering into a definitive agreement with a warehouse lender for a one-year $100.0 million credit facility to replace the maturing $200.0 million credit facility (reduced to $100.0 million). However, we cannot assure you that we will enter into a definitive agreement regarding the $100.0 million credit facility or that this agreement will contain the terms and conditions acceptable to us. We also sold the interest-only strips and servicing rights related to five of our mortgage securitization trusts to an affiliate of this facility provider under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million warehouse credit facility and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. We wrote down the carrying value of these interest-only strips and servicing rights by $5.4 million at June 30, 2004 to reflect their values under the terms of the sale agreement.

         o We are currently negotiating additional credit facilities to provide additional borrowing capacity to fund the increased level of loan originations expected under our adjusted business strategy, however, no assurances can be given that we will succeed in obtaining new credit facilities or that these facilities will contain terms and conditions acceptable to us. See "-- Credit Facilities" for information regarding the terms of these facilities and "Risk Factors -- If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our outstanding debt and the value of our capital stock will be negatively impacted."

         o We mailed exchange offers on December 1, 2003 and May 14, 2004 to holders of our subordinated debentures in order to increase our stockholders' equity and reduce the amount of our outstanding debt. These exchange offers resulted in the exchange of $208.6 million of our subordinated debentures for 109.4 million shares of Series A preferred stock and $99.2 million of senior collateralized subordinated notes. The issuance of 109.4 million shares of Series A preferred stock results in an annual cash preferred dividend obligation of $10.9 million. See "-- Subordinated Debentures" for more detail on the terms of the exchange offers, senior collateralized subordinated notes and preferred stock issued.

         o On January 22, 2004, we executed an agreement to sell our interests in the remaining leases in our portfolio. The terms of the agreement included a cash sale price of approximately $4.8 million in exchange for our lease portfolio balance as of December 31, 2003. We received the cash from this sale in January 2004 and recognized a net gain of $0.5 million.

         o We suspended the payment of quarterly dividends on our common stock beginning in the first quarter of fiscal 2004.

         Although we obtained two warehouse credit facilities totaling $450.0 million in fiscal 2004, and after November 5, 2004 we expect to have at least two warehouse credit facilities totaling at a minimum $500.0 million, the proceeds of these credit facilities could only be used to fund loan originations and could not be used for any other purpose. Consequently, we need to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures. Additionally, our warehouse credit facilities have been obtained at high costs, which have a significant impact on our liquidity. See "-- Credit Facilities" for detail on the amount of fees we are required to pay under these facilities.

         We can provide no assurances that we will be able to sell our loans, maintain existing credit facilities or expand or obtain new credit facilities, if necessary. If we are unable to maintain existing financing, we may not be able to restructure our business to permit profitable operations or repay our subordinated debentures and senior collateralized subordinated notes when due. Even if we are able to maintain adequate financing, our inability to originate and sell our loans could hinder our ability to operate profitably in the future and repay our subordinated debentures and senior collateralized subordinated notes when due.

         SHORT AND LONG TERM CAPITAL RESOURCES AND CONTRACTUAL OBLIGATIONS. The following table summarizes our short and long-term capital resources and contractual obligations as of June 30, 2004. For capital resources, the table presents projected and scheduled principal cash flows expected to be available to meet our contractual obligations. For those timeframes where a shortfall in capital resources exists, we anticipate that these shortfalls will be funded through a combination of cash from whole loan sales of future loan originations and the issuance of subordinated debentures. We can provide no assurances that we will be able to continue issuing subordinated debentures. In the event that we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan. See "-- Overview -- Business Strategy Adjustments" for a discussion of this plan. The terms of our credit facilities provide that we may only use the funds available under the credit facilities to originate home mortgage loans.

                                               ---------------------------------------------------------------
                                               LESS THAN      1 TO 3       3 TO 5       MORE THAN
                                                1 YEAR         YEARS        YEARS        5 YEARS       TOTAL
                                               ---------------------------------------------------------------
                                                                       (IN THOUSANDS)
Capital Resources from:
    Unrestricted cash......................    $      910    $      --    $      --     $      --    $     910
    Cash pledged as collateral against
      contractual obligation...............         1,000        2,000        1,000         4,000        8,000
    Loans available for sale...............       301,040           73           84         3,078      304,275
    Interest-only strips (a)..............        112,168      174,518      113,000       270,626      670,312
    Servicing rights (a)...................        20,897       30,421       22,578        49,474      123,370
    Investments............................           839           --           --            --          839
                                               ----------    ---------    ---------     ---------    ---------
                                                  436,854      207,012      136,662       327,178    1,107,706
                                               ----------    ---------    ---------     ---------    ---------
Contractual Obligations (b)
    Subordinated debentures................       326,152      170,452       14,036        11,969      522,609
    Accrued interest-subordinated
      debentures (c).......................        20,033       11,332        1,312         1,650       34,327
    Senior collateralized subordinated notes       28,094       50,701        2,516         2,328       83,639
    Accrued interest-senior collateralized
       subordinated notes (d)..............         1,002        1,738          126           109        2,975
    Warehouse lines of credit (e)..........       239,587           --           --            --      239,587
    Convertible promissory note (f)........           697          433           --            --        1,130
    Capitalized lease  (g).................           377          142           --            --          519
    Operating leases (h)...................         5,940       11,217       11,561        27,883       56,601
    Services and equipment.................         1,464           --           --            --        1,464
                                               ----------    ---------    ---------     ---------    ---------
                                                  623,346      246,015       29,551        43,939      942,851
                                               ----------    ---------    ---------     ---------    ---------
    Excess (Shortfall).....................    $ (186,492)   $ (39,003)   $ 107,111     $ 283,239    $ 164,855
                                               ==========    =========    =========     =========    =========

-------------
(a) Reflects projected cash flows utilizing assumptions including prepayment and credit loss rates. See "-- Application of Critical Accounting Estimates -- Interest-Only Strips" and "Application of Critical Accounting Estimates - Servicing Rights."
(b) See "-- Contractual Obligations."
(c) This table reflects interest payment terms elected by subordinated debenture holders as of June 30, 2004. In accordance with the terms of the subordinated debenture offering, subordinated debenture holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(d) This table reflects interest payment terms elected by senior collateralized subordinated note holders as of June 30, 2004.
(e) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(f) Amount includes principal and accrued interest at June 30, 2004.
(g) Amounts include principal and interest.
(h) Amounts include lease for office space.

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

         Historically, our cash flow from operations had been negative because we incur the cash expenses as we originate loans, but generally do not recover the cash outflow from these origination expenses until we securitize or sell the underlying loans. With respect to loans securitized, we may be required to wait more than one year to begin recovering the cash outflow from loan origination expenses through cash inflows from our residual assets retained in securitization. However, during the year ended June 30, 2004, we experienced positive cash flow from operations, primarily due to whole loan sales of loans we originated in prior periods that were carried on our balance sheet at June 30, 2003.

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

         Cash flow from operations for the year ended June 30, 2004 was a positive $6.8 million compared to a negative $285.4 million for the year ended June 30, 2003. The positive cash flow from operations for the year ended June 30, 2004 was due to our sales during fiscal 2004 of loans originated in the prior fiscal year that were carried on our balance sheet at June 30, 2003. During the year ended June 30, 2004, we received cash on whole loan sales of $835.5 million and $26.7 million during the year ended June 30, 2003 from a whole loan sale transaction, which closed on June 30, 2003, but settled in cash on July 1, 2003. Additionally, cash flow from our interest-only strips in fiscal 2004 increased $18.0 million, compared to fiscal 2003. The following table compares the principal amount of loans sold in whole loan sales during the year ended June 30, 2004, to the amount of loans originated during the same period (in thousands).

                                                  Whole Loan         Loans
Quarter Ended                                       Sales          Originated
---------------------------------------------    -----------       ----------
September 30, 2003...........................    $  245,203        $  124,052
December 31, 2003............................         7,975 (a)       103,084
March 31, 2004...............................       228,629           241,449
June 30, 2004................................       326,571           514,095
                                                 ----------        ----------
Total for the year ended June 30, 2004.......    $  808,378        $  982,680
                                                 ==========        ==========

(a) During the quarter ended December 31, 2003, we completed a securitization of $173.5 million of mortgage loans.

         The amount of cash we receive as gains on whole loan sales, and the amount of cash we receive and the amount of overcollateralization we are required to fund at the closing of our securitizations are dependent upon a number of factors including market factors over which we have no control. Although we expect cash flow from operations to continue to fluctuate in the foreseeable future, our goal is to improve upon our historical levels of negative cash flow from operations. We believe that if our projections based on our business strategy prove accurate, our cash flow from operations will continue to be positive. However, negative cash flow from operations may occur in any future quarter depending on the size and frequency of our whole loan sales, the size and frequency of our future securitizations and due to the nature of our operations and the time required to implement our business strategy adjustments. We generally expect the level of cash flow from operations to fluctuate.

         Other factors could negatively affect our cash flow and liquidity such as increases in mortgage interest rates, legislation or other economic conditions, which may make our ability to originate loans more difficult. As a result, our costs to originate loans could increase or our volume of loan originations could decrease.

         CONTRACTUAL OBLIGATIONS. Following is a summary of future payments required on our contractual obligations as of June 30, 2004 (in thousands):

                                                                    PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------------------
                                                             LESS THAN        1 TO 3        3 TO 5       MORE THAN
CONTRACTUAL OBLIGATIONS                         TOTAL         1 YEAR           YEARS         YEARS        5 YEARS
-----------------------------------------    -----------    -----------     -----------    ----------    ----------
Subordinated debentures.................      $ 522,609     $  326,152      $  170,452     $  14,036     $  11,969
Accrued interest - subordinated
  debentures (a)........................         34,327         20,033          11,332         1,312         1,650
Senior collateralized subordinated notes         83,639         28,094          50,701         2,516         2,328
Accrued interest - senior
  collateralized subordinated notes (b)           2,975          1,002           1,738           126           109
Warehouse lines of credit (c)...........        239,587        239,587              --            --            --
Convertible promissory notes (d)........          1,130            697             433            --            --
Capitalized lease (e)...................            519            377             142            --            --
Operating leases (f)....................         56,601          5,940          11,217        11,561        27,883
Services and equipment..................          1,464          1,464              --            --            --
                                              ---------     ----------      ----------     ---------     ---------
Total obligations.......................      $ 942,851     $  623,346      $  246,015     $  29,551     $  43,939
                                              =========     ==========      ==========     =========     =========

----------
(a) This table reflects interest payment terms elected by subordinated debenture holders as of June 30, 2004. In accordance with the terms of the subordinated debenture offering, subordinated debenture holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(b) This table reflects interest payment terms elected by senior collateralized subordinated note holders as of June 30, 2004.
(c) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(d) Amount includes principal and accrued interest at June 30, 2004.
(e) Amounts include principal and interest.
(f) Amounts include lease for office space.

         CREDIT FACILITIES. Borrowings against warehouse credit facilities represent cash advanced to us for a limited duration, generally no more than 270 days, and are secured by the loans we pledge to the lender. These credit facilities provide the primary funding source for loan originations. Under the terms of these facilities, approximately 75% to 97% of our loan originations may be funded with borrowings under the credit facilities and the remaining amounts, our overcollateralization requirements, must come from our operating capital. The ultimate sale of the loans through whole loan sale or securitization generates the cash proceeds necessary to repay the borrowings under the warehouse facilities. We periodically review our expected future credit needs and attempt to negotiate credit commitments for those needs as well as excess capacity in order to allow us flexibility in implementing our adjusted business strategy.

         The following is a description of the warehouse and operating lines of credit facilities, which were available to us at June 30, 2004 (in thousands):

                                                                         FACILITY          AMOUNT        AMOUNT
                                                                          AMOUNT          UTILIZED     AVAILABLE
                                                                         --------         --------     ---------
REVOLVING CREDIT FACILITIES:
Warehouse revolving line of credit, expiring September 2004 (a)......   $  200,000       $  53,223     $ 146,777
Warehouse revolving line of credit, expiring October 2006 (b)........      250,000         186,364        63,636
                                                                        ----------       ---------     ---------
Total revolving credit facilities....................................      450,000         239,587       210,413
OTHER FACILITIES:
   Capitalized leases, maturing January 2006 (c).....................          488             488            --
                                                                        ----------       ---------     ---------
Total credit facilities..............................................   $  450,488       $ 240,075     $ 210,413
                                                                        ==========       =========     =========

-------------
(a) $200.0 million warehouse revolving line of credit with JP Morgan Chase Bank entered into on September 22, 2003 and expiring September 2004. The maturity date of this facility was extended to November 5, 2004 and the facility was reduced to $100.0 million. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans. Further detail and provisions of this facility are described below.

    Additionally, we have a stand alone letter of credit with JP Morgan Chase Bank to secure lease obligations for corporate office space. The amount of the letter of credit was $8.0 million at June 30, 2004. The letter of credit was collateralized by cash.

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

         Until its expiration, we also had available to us a $300.0 million mortgage conduit facility. This facility expired pursuant to its terms on July 5, 2003. The facility provided for the sale of loans into an off-balance sheet facility. See "-- Application of Critical Accounting Estimates" for further discussion of the off-balance sheet features of this facility. On October 16, 2003, we refinanced through another mortgage warehouse conduit facility $40.0 million of loans that were previously held in the above off-balance sheet mortgage conduit facility. We also refinanced an additional $133.5 million of mortgage loans in the new conduit facility, which were previously held in other warehouse facilities, including the $50.0 million warehouse facility, which expired on October 17, 2003. On October 31, 2003, we completed a privately-placed securitization, with servicing released, of the $173.5 million of loans that had been transferred to this conduit facility. This conduit facility terminated upon the disposition of the loans held by it.

         On September 22, 2003, we entered into definitive agreements with JP Morgan Chase Bank for a $200.0 million credit facility for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (ii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debentures commencing with the quarter ending March 31, 2004; (iii) as of the end of any month, commencing January 31, 2004, the aggregate outstanding balance of subordinated debentures must be less than the aggregate outstanding balance as of the end of the prior month; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. This facility had a term of 364 days and by its original terms would have expired September 21, 2004. This facility is secured by the mortgage loans, which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans and leases we service for others) at the end of each fiscal quarter of less than 12.0%, our subordinated debentures not to exceed $705.0 million at any time, and our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio.

         On September 20, 2004, we entered into an amendment to our $200.0 million credit facility which extended the scheduled expiration date of this credit facility from September 21, 2004 to September 30, 2004.

         On September 30, 2004, we entered into an amendment to our $200.0 million credit facility which extends the expiration date of this credit facility from September 30, 2004 to November 5, 2004, subject to earlier termination upon the occurrence of any of the specified events or conditions described in the facility documents, and decreases this facility from $200.0 million to $100.0 million. Since entering into this facility on September 22, 2003, the amount outstanding under this facility at any given time has not exceeded $100.0 million. In addition, the amendment includes changes which reduce the advance rate if the amount outstanding under the facility exceeds $75.0 million. The amendment also changes the portfolio composition requirements to accommodate fluctuations in the pledged loans at the beginning and end of each month, providing greater flexibility to us. The purpose of the amendment is to allow us to continue to borrow under this facility, subject to its terms as described above, while we finalize the definitive agreement for a new credit facility. In light of this amendment, on October 1, 2004, we entered into an amendment to the $250.0 million credit facility described below which decreased the amount of the additional credit facilities that we must maintain from $200.0 million to $100.0 million, provided that there continues to be at least $40.0 million available for funding loans between the time they are closed by a title agency or closing attorney and the time documentation for the loans is received by the collateral agent, as originally required by the facility agreements.

         On September 17, 2004, we executed a commitment letter dated as of September 16, 2004 for a mortgage warehouse credit facility with a warehouse lender for the purpose of funding our home mortgage loan originations. The commitment letter provides for a facility that will consist of a $100.0 million senior secured revolving warehouse line of credit, which may be increased prior to closing to $150.0 million at the option of the warehouse lender. The commitment letter provides for a facility that will have a term of one year from closing with the right to extend for up to two additional one-year terms upon mutual agreement of the parties, with interest equal to LIBOR plus a margin. The facility will be secured by the mortgage loans which are funded by advances under the facility, as well as all assets, accounts receivable and all related proceeds held by the special purpose entity organized to facilitate this transaction referred to as the borrower. The stock of the borrower will also be pledged to the warehouse lender. We paid a due diligence fee and also agreed to pay fees of $1.3 million upon commitment, $1.0 million at closing and approximately $3.8 million over the next twelve months plus a non-usage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. The commitment letter and the closing of the facility will be subject to such customary and commercially reasonable terms, covenants, events of default and conditions as the warehouse lender deems appropriate. It is anticipated that this $100.0 million facility will contain representations and warranties, events of default and covenants which are customary for facilities of this type and will be structured similarly to our $250.0 million credit facility.

            The warehouse lender may terminate the commitment at any time prior to entering into a definitive agreement if we fail to fulfill our obligations under the commitment letter, the warehouse lender determines that it is likely that the borrower is not capable of entering into a definitive agreement prior to October 20, 2004 or there is a material adverse change in the business, assets, liabilities, operations or condition of the borrower. The commitment letter expires upon the earlier to occur of: the execution of a definitive agreement, October 20, 2004 and our closing of another similar credit facility with a lender other than this warehouse lender. While we anticipate that we will close on the facility with this warehouse lender, there can be no assurance that these negotiations will result in a definitive agreement or that this agreement will contain terms and conditions acceptable to us.

         We also sold the interest-only strips and servicing rights related to five of our mortgage securitization trusts to an affiliate of this facility provider under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million warehouse credit facility and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. We wrote down the carrying value of these interest-only strips and servicing rights by $5.4 million at June 30, 2004 to reflect their values under the terms of the sale agreement.

         On October 14, 2003, we entered into definitive agreements with Chrysalis Warehouse Funding, LLC for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. The $250.0 million facility has a term of three years with an interest rate on amounts outstanding equal to the one-month LIBOR plus a margin and the yield maintenance fees (as defined in the agreements). We also agreed to pay an affiliate of the lender fees of $8.9 million upon closing and approximately $10.3 million annually plus a non-usage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. Advances under this facility are collateralized by specified pledged loans. Additional credit support for a portion of the facility was created by granting a security interest in substantially all of our interest-only strips and residual interests which we contributed to a special purpose entity organized to facilitate this transaction. The interest-only strips and residual interests contributed to this special purpose entity also secured our fee obligations under this facility to an affiliate of the lender, as described above. The interest-only strips sold pursuant to the previously described sale agreement of September 27, 2004 were part of the interest-only strips contributed to this special purpose entity for the purpose of securing our fee obligations to this lender affiliate. In consideration for the release by this lender affiliate of its lien on the interest-only strips involved in the September 27, 2004 sale, we prepaid $3.5 million of fees owed or to be owed to the lender affiliate.

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

         The definitive agreements for this $250.0 million facility granted the lender an option for a period of 90 days commencing on the first anniversary of entering into the definitive agreements to increase the credit amount to $400.0 million with additional fees and interest payable by us.

         We intend to amend the security agreements related to the senior collateralized subordinated notes to accommodate a request from the lender on our $250.0 million credit facility, and its affiliate, dated September 30, 2004, to clarify an inconsistency between these agreements and the $250.0 million credit facility documents related to liens on certain assets previously pledged by ABFS Warehouse Trust 2003-1 to Clearwing, the affiliate of the lender.

         Although after November 5, 2004 we expect to have mortgage loan warehouse credit facilities available totaling at a minimum $500.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures. We are currently negotiating additional credit facilities to provide additional borrowing capacity to fund the increased level of loan originations expected under our adjusted business strategy, however, assurances can be given that we will succeed in obtaining new credit facilities or that these facilities will contain terms and conditions acceptable to us.

         WAIVERS AND AMENDMENTS OF FINANCIAL COVENANTS RELATED TO OUR CREDIT AGREEMENTS AND SERVICING AGREEMENTS. Our warehouse credit agreements require that we comply with one or more financial covenants regarding, for example, net worth, leverage, net income, liquidity, total debt and debt to equity and other debt ratios. Each agreement has multiple individualized financial covenant thresholds and ratio limits that we must meet as a condition to drawing on a particular line of credit. Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the lender, entitles the lender to, among other things, terminate commitments to make future advances to us, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities would result in defaults pursuant to cross-default provisions of our other agreements, including but not limited to, other loan agreements, lease agreements and other agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers would have a material adverse effect on our liquidity and capital resources.

         As a result of the loss experienced during fiscal 2003, we were not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of our principal credit facilities existing at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million as described below). We obtained waivers from these covenant provisions from both lenders. Commencing August 21, 2003, the lender under the $50.0 million warehouse credit facility (which had been amended in December 2002 to add a letter of credit facility) granted us a series of waivers for our non-compliance with a financial covenant in that credit facility through November 30, 2003 and on September 22, 2003, in connection with the creation of a $200.0 million credit facility on the same date, reduced this facility to an $8.0 million letter of credit facility, which secured the lease on our principal executive office. This letter of credit facility expired according to its terms on December 22, 2003, but the underlying letter of credit was renewed for a one year term on December 18, 2003. We also entered into an amendment to the $200.0 million credit facility which provided for the waiver of our non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. We entered into subsequent amendments to this credit facility, which extended the expiration date until October 17, 2003. This facility was paid down in full on October 16, 2003 and expired on October 17, 2003.

         In addition, in light of the losses experienced during fiscal 2004, we requested and obtained waivers or amendments to several credit facilities to address our non-compliance with certain financial covenants.

         The lender under a $25.0 million credit facility agreed to amend such facility in light of our non-compliance at September 30, 2003 with the requirement that our net income not be less than zero for two consecutive quarters. Pursuant to the revised terms of our agreement with this lender, no additional advances were made under this facility after September 30, 2003. This facility was paid down in full on October 16, 2003 and expired pursuant to its terms on October 31, 2003.

         On September 22, 2003, the lender under the $200.0 million facility agreed to extend the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. Our registration statement was declared effective on November 7, 2003. The lender on the $200.0 million credit facility agreed to extend the date by which we were required to close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. We subsequently obtained an additional waiver from this lender, which extended this required closing date for obtaining the additional credit facility to October 14, 2003 (this condition was satisfied by the closing of the $250.0 million facility described above). Prior to the closing of the second credit facility, our borrowing capacity on the $200.0 million facility was limited to $80.0 million. We entered into two amendments to the sale and servicing agreement with the lender under our $200.0 million facility which clarified the scope of particular financial covenants: one amendment dated as of May 12, 2004 clarified the scope of the financial covenant regarding the maintenance of minimum adjusted tangible net worth; and one amendment dated as of June 30, 2004 clarified the scope of the financial covenant regarding the maintenance of minimum cash and cash equivalents. This lender waived our noncompliance with the minimum net worth requirements at September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003, March 31, 2004, June 30,
2004, July 31, 2004, August 31, 2004 and September 30, 2004. This lender also waived our noncompliance with: the minimum adjusted tangible net worth requirement for all monthly compliance periods commencing with the month ending April 30, 2004 and continuing through the month ending September 30, 2004; our noncompliance with the minimum cash and cash equivalents requirement on December 31, 2003, April 30, 2004 and May 31, 2004; and our noncompliance on September 30, 2004 with requirements regarding the aggregate cash flow from all securitization trusts and the ratio of debt to adjust tangible net worth.

         We have continued to operate on the basis of waivers granted by the lender under this facility to each of these events of noncompliance. The expiration date of this facility was originally September 21, 2004, but the lender agreed to extend the expiration date until November 5, 2004 in consideration for, among other things, a reduction in the amount that could be borrowed under this facility to $100.0 million. Consequently, we currently anticipate that we will be out of compliance with one or more of the financial covenants contained in this facility at October 31, 2004 and will need an additional waiver for this noncompliance from this lender to continue to operate.

         A provision in our $250.0 million credit facility required us to maintain another credit facility for $200.0 million with a $40.0 million sublimit of such facility available for funding loans between the time they are closed by a title agency or closing attorney and the time documentation for the loans is received by the collateral agent. As a result of the reduction of our $200.0 million facility to $100.0 million, as described above, we entered into an amendment to the master loan and security agreement governing our $250.0 million facility which reduced the required amount for another facility to $100.0 million. In the event we do not extend the $200.0 million (now $100.0 million) facility beyond its November 5, 2004 expiration date, or in the event we do not otherwise enter into definitive agreements with other lenders by November 5, 2004 which satisfy the above-described requirements in our $250.0 million facility for $100.0 million in additional credit facilities and a $40.0 million sublimit, we will need an additional amendment to the $250.0 million facility or a waiver from the lender to continue to operate.

         Additionally, as a result of being out of compliance at various times since June 30, 2003 with the net worth requirement in several of our servicing agreements, we requested and obtained waivers of this non-compliance from the bond insurers associated with each of two separable groups of these servicing agreements. In connection with the waiver of the net worth covenant granted by one of these bond insurers, for the remaining term of the related servicing agreements, we amended the servicing agreements on September 30, 2003 principally to provide for 120-day term-to-term servicing and for our appointment as servicer for an initial 120-day period commencing as of October 1, 2003. The bond insurer re-appointed us as servicer under these amended servicing agreements for additional 120-day terms commencing, respectively, on January 29, 2004, May 27, 2004 and September 23, 2004. The second of these bond insurers waived our non-compliance with net worth requirements on an oral basis from September 30, 2003 through March 9, 2004, at which time it executed a written waiver document which confirmed its prior oral waivers and extended these waivers through March 14, 2004. Additionally, we entered into an agreement with this second bond insurer on February 20, 2004 which amended the related servicing agreements principally to provide for 30-day term-to-term servicing and which re-appointed us as servicer for an initial term through March 15, 2004. Subsequently, this bond insurer, on a monthly basis, has given us a waiver of the net worth covenant and re-appointed us as servicer for an additional one-month term under these amended servicing agreements for all relevant periods since the execution of the amended servicing agreements. Our reappointment as servicer under these amended servicing agreements occurs in the sole discretion of the associated bond insurer.

         Separately, one bond insurer, as a condition to its participation in our October 31, 2003 privately-placed securitization, required that we amend the servicing agreement related to a previous public securitization in which the bond insurer had provided financial guarantee insurance to the Class M certificate. The resulting amendment to this servicing agreement, dated October 31, 2003, provided, among other things, for a specifically designated back-up servicer, for 90-day term-to-term servicing and for our re-appointment as servicer for an initial 90-day term commencing October 31, 2003. This bond insurer subsequently re-appointed us as servicer under the amended servicing agreement for an additional term through April 30, 2004. On April 30, 2004 this amended servicing agreement was amended again principally to provide for 30-day term-to-term servicing and for our reappointment as servicer for a 30-day term expiring May 31, 2004. On May 24, 2004 this amended servicing agreement was further amended principally to provide for minor administrative changes to the agreement and to reappoint us as servicer for an additional term expiring June 30, 2004. This bond insurer has re-appointed us as servicer under this amended servicing agreement for successive additional terms expiring on, respectively, July 31, 2004, August 31, 2004, September 30, 2004 and October 31, 2004. Our re-appointment as servicer under this amended servicing agreement is determined by reference to our compliance with its provisions.

         Also separately, on March 5, 2004, we entered into agreements with another bond insurer which amended the servicing agreements related to all securitizations insured by this bond insurer. These amendments principally provided for a specifically designated back-up servicer. The original provisions of these servicing agreements providing for 3-month term-to-term servicing were not altered by these amendments. We were continuously re-appointed as servicer under these servicing agreements prior to the described amendments and we have continuously been re-appointed as servicer for all relevant periods subsequent to the described amendments. Our re-appointment as servicer under these amended servicing agreements is determined by reference to our compliance with their provisions.

         As a result of the foregoing amendments to our servicing agreements, all of our servicing agreements associated with bond insurers now provide for term-to-term servicing. See "Risk Factors -- Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations, or fail to meet minimum net worth requirements or financial covenants which could hinder our ability to operate profitably, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock" for information regarding the impact of these amendments to servicing agreements.

         We intend to amend the security agreements related to the senior collateralized subordinated notes to accommodate a request from the lender on our $250.0 million credit facility, and its affiliate, dated September 30, 2004, to clarify an inconsistency between these agreements and the $250.0 million credit facility documents related to liens on certain assets previously pledged by ABFS Warehouse Trust 2003-1 to Clearwing, the affiliate of the lender. See "-- Liquidity and Capital Resources" for additional information regarding these amendments.

         Because we anticipate incurring losses at least through the first quarter of fiscal 2005 and as a result of any non-compliance with other financial covenants, we anticipate that we will need to obtain additional waivers. We cannot assure you as to whether or in what form a waiver or modification of these agreements would be granted to us.

         SUBORDINATED DEBENTURES. The issuance of subordinated debentures funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debentures since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debentures to partially fund growth and to partially fund maturities of subordinated debentures. In addition, we utilize proceeds from the issuance of subordinated debentures to fund overcollateralization. During the fiscal year ended June 30, 2004, subordinated debentures decreased by $196.7 million compared to an increase of $63.8 million in fiscal 2003. The reduction in subordinated debentures outstanding at June 30, 2004 was primarily due to the exchange offers and the resulting conversion of $177.8 million of subordinated debentures through June 30, 2004 into 93.8 million of shares of Series A preferred stock and $84.0 million of senior collateralized subordinated notes. The decrease also resulted from our temporary discontinuation of sales of new subordinated debentures for a portion of the first quarter of fiscal 2004. In July 2004 and August 2004, we converted an additional $30.8 million of subordinated debentures into 15.6 million shares of Series A preferred stock and $15.2 million of senior collateralized subordinated notes.

         On December 1, 2003, we mailed the first exchange offer to holders of our subordinated debentures issued prior to April 1, 2003. Holders of such subordinated debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of Series A preferred stock; and/or (ii) dollar-for-dollar for shares of Series A preferred stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the subordinated debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for subordinated debentures tendered with maturities of less than 12 months, while subordinated debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or a maturity of 36 months. All other senior collateralized subordinated notes issued in the exchange have maturities equal to the subordinated debentures tendered. The senior collateralized subordinated notes outstanding are secured by a security interest in certain cash flows originating from interest-only strips of certain of our subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the principal balance of the senior collateralized subordinated notes issued in the first exchange offer plus priority lien obligations secured by interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the principal balance of the senior collateralized subordinated notes issued in the first exchange offer, as determined by us on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind our senior indebtedness and all of our other existing and future senior debt and behind the existing and future debt of our subsidiaries and equally in right of payment with the deficiency portion of the senior collateralized subordinated notes, and any future subordinated debentures issued by us and other unsecured debt.

         On May 14, 2004, we mailed the second exchange offer to holders of up to $120,000,000 of investment notes issued prior to November 1, 2003, which offered holders of such notes the ability to exchange their investment notes on substantially the same terms described above.

         Under the terms of the exchange offers, the following amounts of subordinated dentures were exchanged for shares of Series A preferred stock and senior collateralized subordinated notes (in thousands):

                                                                            Shares of            Senior
                                                        Subordinated        Series A         Collateralized
                                                         Debentures         Preferred         Subordinated
By Closing Dates                                         Exchanged        Stock Issued        Notes Issued
----------------                                        ------------      ------------       ---------------
First exchange offer:
    December 31, 2003................................     $  73,554           39,095            $  34,459
    February 6, 2004.................................        43,673           22,712               20,961
                                                          ---------          -------            ---------
       Results of first exchange offer...............       117,227           61,807               55,420
                                                          ---------          -------            ---------
Second exchange offer:
    June 30, 2004....................................        60,589           31,980               28,609
    July 31, 2004....................................        25,414           12,908               12,506
    August 23, 2004..................................         5,397            2,730                2,667
                                                          ---------          -------            ---------
       Results of second exchange offer..............        91,400           47,618               43,782
                                                          ---------          -------            ---------
 Cumulative results of exchange offers...............     $ 208,627          109,425            $  99,202
                                                          =========          =======            =========
Note: results as of June 30, 2004, which include the
  first exchange offer and the June 30, 2004 closing
  of the second exchange offer.......................     $ 177,816           93,787            $  84,029
                                                          =========          =======            =========

         At June 30, 2004, our interest in the cash flows from the interest-only strips held in the trust which secure the senior collateralized subordinated notes totaled $411.9 million of which approximately $125.5 million represented 150% of the outstanding principal balance of senior collateralized subordinated notes. After the August 23, 2004 closing of the exchange offer, the interest-only strips securing the senior collateralized subordinated notes totaled $148.2 million.

         Anthony J. Santilli, our Chairman, Chief Executive Officer and President, Beverly Santilli, formerly our First Executive Vice President, and Dr. Jerome Miller, our director, each held subordinated debentures eligible to participate in the first exchange offer. Each named individual tendered all such eligible subordinated debentures in the first exchange offer and as of February 6, 2004, the expiration date of the first exchange offer, pursuant to the terms of the first exchange offer, were holders of the following number of shares of Series A preferred stock (SAPS) and aggregate amount of senior collateralized subordinated notes (SCSN) outstanding: Mr. Santilli: SAPS - 4,691, SCSN - $4,691; Mrs. Santilli: SAPS - 4,691, SCSN - $4,691; Dr. Miller: SAPS - 30,164,
SCSN - $30,164.

         Under a registration statement declared effective by the SEC on November 7, 2003, we registered $295.0 million of subordinated debentures. Of the $295.0 million, $134.7 million of debt from this registration statement was available for future issuance as of June 30, 2004.

         In the event we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan including cash flow projections for the next twelve-month period. Based on our current cash flow projections, we anticipate being able to make all scheduled subordinated debenture maturities and vendor payments.

         The contingent financial restructuring plan is based on actions that we would take, in addition to those indicated in our adjusted business strategy, to reduce our operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and obtaining working capital funding. No assurance can be given that we will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay our outstanding debt when due.

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

         The weighted-average interest rate of our subordinated debentures issued in the month of June 2004 was 11.09%, compared to a weighted-average interest rate of 7.49% for subordinated debentures issued in the month of June 2003. We had reduced the interest rates offered on subordinated debentures beginning in the fourth quarter of fiscal 2001 and had continued reducing rates through the fourth quarter of fiscal 2003 in response to decreases in market interest rates as well as declining cash needs during that period. However, during fiscal 2004, the weighted-average interest rate on subordinated debentures we issued had steadily increased, reflecting our financial condition. Subordinated debentures issued at our peak rate, which was in February 2001, was at a rate of 11.85%. We expect to reduce the interest rates offered on subordinated debentures over time as our business and cash needs, our financial condition, liquidity, future results of operations, market interest rates and competitive factors permit. The weighted average remaining maturity of our subordinated debentures at June 2004 was 13.5 months compared to 19.5 months at June 2003.

         TERMS OF THE SERIES A PREFERRED STOCK. The Series A preferred stock has a par value of $0.001 per share and may be redeemed at our option at a price equal to the liquidation value plus accrued and unpaid dividends after the second anniversary of the issuance date. At June 30, 2004, 93,787,111 shares of the Series A preferred stock were issued and outstanding.

         Upon any voluntary or involuntary liquidation, the holders of the Series A preferred stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the date of liquidation. Based on the shares of Series A preferred stock outstanding on June 30, 2004, the liquidation value equals $93.8 million. After completion of all closings under the second exchange offer, the liquidation value increased to $109.4 million.

         Monthly cash dividend payments are $0.008334 per share of Series A preferred stock (equivalent to $0.10 per share annually or 10% annually of the liquidation value). Payment of cash dividends on the Series A preferred stock is subject to compliance with applicable Delaware state law. Based on the shares of Series A preferred stock outstanding on June 30, 2004, the annual cash dividend requirement equals $9.4 million. After completion of all closings under the second exchange offer, the annual cash dividend requirement increased to $10.9 million.

         On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A preferred stock), each share of the Series A preferred stock is convertible at the option of the holder into a number of shares of the our common stock determined by dividing: (A) $1.00 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A preferred stock has become convertible due to a failure to pay dividends), $1.20 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date but on or after the second anniversary of the issuance date) or $1.30 plus an amount equal to accrued but unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date) by (B) the market value of a share of our common stock (which figure shall not be less than $5.00 per share regardless of the actual market value on the conversion date).

         Based on the $5.00 per share market value floor and if each share of Series A preferred stock issued in the first exchange offer and the second exchange offer converted on the anniversary dates listed below, the number of shares of the our common stock which would be issued upon conversion follows (shares in thousands):

                                          As of June 30, 2004                 As of August 23, 2004
                                     -----------------------------        -----------------------------
                                                       Convertible                          Convertible
                                     Number of         into Number        Number of         into Number
                                     Preferred          of Common         Preferred          of Common
                                       Shares             Shares            Shares            Shares
                                     ---------         -----------        ---------         -----------
Second anniversary date....           93,787             22,509            109,425            26,262
Third anniversary date.....           93,787             24,384            109,425            28,451

         As described above, the conversion ratio of the Series A preferred stock increases during the first three years following its issuance, which provides the holders of the Series A preferred stock with a discount on the shares of common stock that will be issued upon conversion. Under guidance issued by the EITF in issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this discount, or beneficial conversion feature, must be valued and amortized to the income statement as additional non-cash preferred dividends over the three-year period that the holders of the Series A preferred stock earn the discount.

         We computed the value of the beneficial conversion feature using the conversion ratio of $1.30 to $5.00, which is the conversion term that is most beneficial to the investor, and would result in the issuance of 24.5 million shares of common stock based on the shares of Series A preferred stock that were issued through June 30, 2004. The value of the beneficial conversion feature equals the excess of the intrinsic value of those 24.5 million shares of common stock at their closing prices on the dates the preferred stock was issued, over the value of the Series A preferred stock on the same dates. The value of the Series A preferred stock was equal to the carrying value of the subordinated debentures exchanged. For closings under the exchange offers through June 30, 2004, the value of the beneficial conversion feature was $10.7 million. During fiscal 2004, amortization of $0.8 million was added to the $2.9 million of cash dividends declared resulting in a total charge to the income statement of $3.7 million. The offset to the charge to the income statement for the amortization of the beneficial conversion feature is recorded to additional paid in capital. For closings under the exchange offers through August 23, 2004, the value of the beneficial conversion feature was $11.3 million. Amortization of the total value of the beneficial conversion feature will be $3.6 million in fiscal 2005, $3.8 million in fiscal 2006 and $3.0 million for fiscal 2007.

         SALES INTO SPECIAL PURPOSE ENTITIES AND OFF-BALANCE SHEET FACILITIES. In the past, we have relied significantly on access to the asset-backed securities market through securitizations to provide permanent funding of our loan production. Our adjusted business strategy will continue to rely on access to this market, although to a lesser extent. We also may retain the right to service the loans. Residual cash from the loans after required principal and interest payments are made to the investors provides us with cash flows from our interest-only strips. It is our expectation that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debentures and our operating cash needs. See "-- Off-Balance Sheet Arrangements" for further detail of our securitization activity and effect of securitizations on our liquidity and capital resources.

         OTHER LIQUIDITY CONSIDERATIONS. At our annual meeting of shareholders held on December 31, 2003, our shareholders approved three proposals to enable us to consummate the first exchange offer: a proposal to increase the number of authorized shares of common stock from 9.0 million to 209.0 million, a proposal to increase the number of authorized shares of preferred stock from 3.0 million to 203.0 million, and a proposal to authorize us to issue Series A preferred stock in connection with our first exchange offer and the common stock issuable upon the conversion of the Series A preferred stock.

         At a special meeting of stockholders held on June 29, 2004, our shareholders approved a proposal to authorize the issuance of shares of Series A preferred stock in connection with our second exchange offer and the common stock issuable upon the conversion of the Series A preferred stock.

         Shareholder approval of these issuances of securities was required pursuant to the NASDAQ Corporate Governance Rules as the issuance of such shares could result in a change in control of our company. In addition to meeting the requirements of the exchange offers, the preferred shares may be used to raise equity capital, redeem outstanding debt or acquire other companies, although no such acquisitions are currently contemplated. The Board of Directors has discretion with respect to designating and establishing the terms of each series of preferred stock prior to issuance.

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

         A further decline in economic conditions, continued instability in financial markets or further acts of terrorism in the United States may cause disruption in our business and operations including reductions in demand for our loan products and our subordinated debentures, increases in delinquencies and credit losses in our total loan portfolio, changes in historical prepayment patterns and declines in real estate collateral values. To the extent the United States experiences an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect our ability to originate loans at profitable interest rates, to price future loan securitizations profitably and to hedge our loan portfolio effectively against market interest rate changes which could cause reduced profitability. Should these disruptions and unusual activities occur, our profitability and cash flow could be reduced and our ability to make principal and interest payments on our subordinated debentures could be impaired. Additionally, under the Servicemembers Civil Relief Act, members of all branches of the military on active duty, including draftees and reservists in military service and state national guard called to federal duty are entitled to have interest rates reduced and capped at 6% per annum, on obligations (including mortgage loans) incurred prior to the commencement of military service for the duration of military service and may be entitled to other forms of relief from mortgage obligations. To date, compliance with the Act has not had a material effect on our business.

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

         In addition to new regulatory initiatives with respect to so-called "predatory lending" practices, current laws or regulations in some states restrict our ability to charge prepayment penalties and late fees. Prior to its preclusion in July 2003, we used the Federal Alternative Mortgage Transactions Parity Act of 1982, which we refer to as the Parity Act, to preempt these state laws for loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we are required to modify or eliminate the practice of charging prepayment and other fees on new loans in some of the states where we originate loans. Prior to this rule becoming effective, 80% to 85% of the home mortgage loans we originated contained prepayment fees. The origination of a high percentage of loans with prepayment fees impacts our securitization gains and securitization assets by helping to reduce the likelihood of a borrower prepaying their loan, thereby prolonging the life of a securitization, and increasing the amounts of residual cash flow, servicing fees and prepayment fees we can expect to collect over the life of a securitization. We currently expect that the percentage of loans that we will originate in the future containing prepayment fees will decrease to approximately 65% to 70%. During fiscal 2004, approximately 72% of the loans we originated contained prepayment fees. This decrease in prepayment fee penetration will potentially reduce the amount of gains and securitization assets we will record on any future securitizations. Because there are many other variables including market conditions, which will also impact securitizations, we are unable to quantify the impact of this rule on any future securitization assets and related gains until we complete a publicly-placed securitization of loans which we originated since this rule became effective. Additionally, in a recent decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees are applicable to loans made in New Jersey, including alternative mortgage transactions. On May 26, 2004, the New Jersey Supreme Court reversed the decision of the Appellate Division of the Superior Court of New Jersey and held that the Parity Act had preempted the New Jersey Prepayment Law, which prohibited housing lenders from imposing prepayment penalties. However, the plaintiff has petitioned the United States Supreme Court for certiorari in this matter.

         Although we are licensed or otherwise qualified to originate loans in 46 states, our loan originations are concentrated mainly in the eastern half of the United States. Recent expansion has positioned us to increase originations in the western portion of the United States, especially California. The concentration of loans in a specific geographic region subjects us to the risk that a downturn in the economy or recession in the eastern half of the country would more greatly affect us than if our lending business were more geographically diversified. As a result, an economic downturn or recession in this region could result in reduced profitability. See "Risk Factors -- An economic downturn or recession in a small number of states could hinder our ability to operate profitably and reduce the funds available to repay our outstanding debt which could negatively impact the value of our capital stock."

         We are also subject, from time to time, to private litigation resulting from alleged "predatory lending" practices. We expect that as a result of the publicity surrounding predatory lending practices and the recent New Jersey court decision regarding the Parity Act, we may be subject to other class action suits in the future. See "Risk Factors -- Our residential lending business is subject to government regulation and licensing requirements, which may hinder our ability to operate profitably, negatively impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

         On May 20, 2004, the purported consumer class action lawsuit captioned Moore v. American Business Financial Services, Inc. et al, No. 003237 was filed against us, our lending subsidiaries and an unrelated party in the Philadelphia Court of Common Pleas. The lawsuit was brought on behalf of residential mortgage consumers and challenges the validity of our deed in lieu of foreclosure and force-placed insurance practices as well as certain mortgage service fees charged by us. This lawsuit relates, in part, to the same subject matter as the U.S. Attorney's inquiry concluded in December 2003 with no findings of wrongdoing as discussed below. The lawsuit seeks actual and treble damages, statutory damages, punitive damages, costs and expenses of the litigation and injunctive relief. Procedurally, this lawsuit is in a very preliminary stage. We believe the complaint contains fundamental factual inaccuracies and that we have numerous defenses to these allegations. We intend to vigorously defend this lawsuit. Due to the inherent uncertainties in litigation and because the ultimate resolution of this proceeding is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position or results of operations.

         SECURITIES CLASS ACTION LAWSUITS AND SHAREHOLDER DERIVATIVE ACTION. In January and February of 2004, four class action lawsuits were filed against us and certain of our officers and directors. Lead plaintiffs and counsel were appointed on June 3, 2004. A consolidated amended class action complaint that supersedes these four complaints was filed on August 19, 2004 in the United States District Court for the Eastern District of Pennsylvania.

         The consolidated amended class action complaint brings claims on behalf of a class of all purchasers of our common stock for a proposed class period of January 27, 2000 through June 26, 2003. The consolidated complaint names us, our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, and former director, Richard Kaufman, as defendants and alleges that we and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint alleges that, during the applicable class period, our forbearance and deferment practices enabled us to, among other things, lower our delinquency rates to facilitate the securitization of our loans which purportedly allowed us to collect interest income from our securitized loans and inflate our financial results and market price of our common stock. The consolidated amended class action complaint seeks unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

         On March 15, 2004, a shareholder derivative action was filed against us, as a nominal defendant, and our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, our directors, Messrs. Becker, DeLuca and Sussman, and our former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The lawsuit was brought nominally on behalf of the Company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the consolidated amended complaint filed in the putative consolidated securities class action.

         Procedurally, these lawsuits are in a very preliminary stage. We believe that we have several defenses to the claims raised by these lawsuits and intend to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial position, results of operations or cash flows. See "Risk Factors -- We are subject to private litigation, including lawsuits resulting from the alleged "predatory" lending practices, as well as securities class action and derivative lawsuits, the impact of which on our financial position is uncertain. The inherent uncertainty related to litigation of this type and the preliminary stage of these suits makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result of these matters."

         JOINT AGREEMENT WITH THE U.S. ATTORNEY'S OFFICE. On December 22, 2003, we entered into a Joint Agreement with the Civil Division of the U.S. Attorney's Office for the Eastern District of Pennsylvania which ended the inquiry by the U.S. Attorney initiated pursuant to the civil subpoena dated May 14, 2003. The U.S. Attorney's inquiry focused on our forbearance policies, primarily on our practice of requesting a borrower who entered into forbearance agreement to execute a deed in lieu of foreclosure. In response to the inquiry and as part of the Joint Agreement, we, among other things, have adopted a revised forbearance policy, which became effective on November 19, 2003 and will make an $80 thousand contribution to a housing counseling organizations approved by the U.S. Department of Housing and Urban Development. We do not believe that the Joint Agreement with the U.S. Attorney has had a significant impact on our operations. See "Legal Proceedings."

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

         Our consolidated financial statements are prepared in accordance with GAAP. The accounting policies discussed below are considered by management to be critical to understanding our financial condition and results of operations. The application of these accounting policies requires significant judgment and assumptions by management, which are based upon historical experience and future expectations. The nature of our business and our accounting methods make our financial condition, changes in financial condition and results of operations highly dependent on management's estimates. The line items on our income statement and balance sheet impacted by management's estimates are described below.

         REVENUE RECOGNITION. Revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," referred to as SFAS No. 140 in this document, and "gain-on-sale" accounting to our loan securitizations. Gains on sales of loans through securitizations for the fiscal year ended June 30, 2004 were 15.6% of total revenues compared to 70.8% for the fiscal year ended June 30, 2003. The decline in the percentage of total revenues comprised of securitization gains resulted from our inability to complete securitizations in the first, third and fourth quarters of fiscal 2004 and the reduction in loans originated during fiscal 2004. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we may retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we may retain are discussed below. We believe the accounting estimates related to gain on sale are critical accounting estimates because more than 80% of the securitization gains in fiscal 2003 were based on estimates of the fair value of retained interests. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         INTEREST-ONLY STRIPS. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 44.0% of our total assets at June 30, 2004 and 51.6% of our total assets at June 30, 2003 and are carried at their fair values. Interest-only strips are initially recorded at their allocated cost basis at the time of recording a securitization gain and in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," referred to as SFAS No. 115 in this document, are then written up to their fair value through other comprehensive income, a component of stockholders' equity.

         Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on pools of loans sold through securitizations. We believe the accounting estimates used in determining the fair value of interest-only strips are critical accounting estimates because estimates of prepayment and credit loss rates are made based on management's expectation of future experience, which is based in part, on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. The actual loan prepayment rate may be affected by a variety of economic and other factors, including prevailing interest rates, the availability of alternative financing to borrowers and the type of loan.

         We re-evaluate expected future cash flows from our interest-only strips on a quarterly basis. We monitor the current assumptions for prepayment and credit loss rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on our estimate of residual cash flows and on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment for impairment. In accordance with the provisions of Emerging Issues Task Force guidance on issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," referred to as EITF 99-20 in this document, and SFAS No. 115, decreases in the fair value of interest-only strips that are deemed to be other than temporary adjustments to fair value are recorded through the income statement, which would adversely affect our income in the period of adjustment. Additionally, to the extent any individual interest-only strip has a portion of its initial write up to fair value still remaining in other comprehensive income, other than temporary decreases in its fair value would first be recorded as a reduction to other comprehensive income, which would adversely affect our stockholders' equity in the period of adjustment.

         During fiscal 2004, we recorded total pre-tax other than temporary valuation adjustments on our interest only-strips of $57.0 million, of which, in accordance with EITF 99-20, $39.6 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income. During fiscal 2003, we recorded total pre-tax other than temporary valuation adjustments on our interest-only strips of $58.0 million, of which $39.9 million was charged as expense to the income statement and $18.1 million was charged to other comprehensive income. The valuation adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced during fiscal 2004 and fiscal 2003 due to the continuing low interest rate environment. Additionally, on June 30, 2004, we wrote down the carrying value of our interest-only strips related to five of our mortgage securitization trusts by $4.1 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million warehouse credit facility described in "-- Liquidity and Capital Resources" and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. See "-- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions. See "Risk Factors -- Our estimates of the value of interest-only strips and servicing rights we retain when we securitize loans could be inaccurate and could limit our ability to operate profitably, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock."

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

         SERVICING RIGHTS. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers, net of adequate compensation that would be required by a substitute servicer, represented 7.1% of our total assets at June 30, 2004 and 10.3% of our total assets at June 30, 2003. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. We monitor the current assumptions for prepayment rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment.

         A review for impairment is performed on a quarterly basis by stratifying the serviced loans by loan type, home mortgage or business purpose loans, which we consider to be the predominant risk characteristic in the portfolio of loans we service. In establishing loan type as the predominant risk characteristic, we considered the following additional loan characteristics and determined these characteristics as mostly uniform within our two types of serviced loans and not predominant for risk stratification:

     o Fixed versus floating rate loans - All loans we service in our securitizations are fixed-rate loans.
     o Conforming versus non-conforming loans - All loans we service are sub-prime (non-conforming) loans, with over 80% of the loans serviced having credit grades of A or B.
     o Interest rate on serviced loans - The serviced loan portfolio has a high penetration rate of prepayment fees. Sub-prime borrowers, in general, are not as influenced by movement in market interest rates as conforming borrowers. A sub-prime borrower's ability to `rate shop' is generally limited due to personal credit circumstances that are not market driven.
     o Loan collateral - All loans we service are secured by real estate, with approximately 85% secured with first liens on residential property.
     o Individual loan size - The average loan size in our serviced portfolio is $75 thousand. The serviced portfolio is approximately $2.1 billion at June 30, 2004 with approximately 25 thousand loans. There are no significant defining groupings with respect to loan size. No loans are greater than $1.0 million, only $10.8 million of loans have principal balances greater than $500 thousand, and only $34.5 million of loans have principal balances greater than $350 thousand.
     o Geographic location of loans - The largest percentage of loans we service are geographically located in the mid-Atlantic and northeast sections of the United States.
     o Original loan term - Home equity loan terms are primarily 180, 240 or 360 months. Business purpose loan terms are primarily 120 or 180 months.

         If our quarterly analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be required. Our valuation analyses indicated that valuation adjustments of $5.5 million and $5.3 million were required during fiscal 2004 and 2003, respectively, for impairment of servicing rights due to higher than expected prepayment experience. Additionally, on June 30, 2004, we wrote down the carrying value of our servicing rights related to five of our mortgage securitization trusts by $1.3 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million warehouse credit facility described in "-- Liquidity and Capital Resources" and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. In accordance with SFAS No. 140, the write downs were recorded as a charge to the income statement. Impairment is measured as the excess of carrying value over fair value. See "-- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the estimated impact on our financial statements of changes in assumptions.

         Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to, and over the period of, estimated future servicing income on that particular pool of loans.

         DEFERRED TAX ASSET. Estimates of deferred tax assets and deferred tax liabilities make up the deferred income tax asset on our balance sheet. These estimates involve significant judgments and estimates by management, which may have a material impact on the carrying value of the deferred income tax asset. We periodically review the deferred income tax asset to determine if it is more likely than not that we will realize this deferred tax asset.

         Our net deferred income tax position changed from a liability of $17.0 million at June 30, 2003 to an asset of $59.1 million at June 30, 2004. For more detail on this net deferred income tax asset, see Note 14 of the June 30, 2004 Consolidated Financial Statements. This change from a liability position is the result of recording $68.3 million of federal and state income tax benefits on our pre-tax loss for the fiscal year ended June 30, 2004. These federal and state income tax benefits will be realized against anticipated future years' state and federal taxable income. Factors we considered in determining that it is more likely than not we will realize this deferred tax asset included: (i) the circumstances producing the losses for the fourth quarter of fiscal 2003 and the fiscal year ended June 30, 2004; (ii) our historical profitability prior to the fourth quarter of fiscal 2003; (iii) the anticipated impact that our adjusted business strategy will have on producing more currently taxable income than our previous business strategy produced due to higher loan originations and shifting from securitizations to whole loan sales; (iv) the achievability of anticipated levels of future taxable income under our adjusted business strategy; and (v) the likely utilization of our net operating loss carryforwards. Additionally, we consider tax-planning strategies we can use to increase the likelihood that the deferred income tax asset will be realized.

         Our adjusted business strategy, as described in "Business -- Business Strategy," will more likely than not produce the level of loan originations that we need to achieve taxable income. For the month of May 2003, we originated $169.0 million of loans, an historical monthly high under our previous business strategy. In the month of September 2004 under our adjusted business strategy, we originated $234.0 million of loans and management believes that amount would have been higher if not for the impact of hurricanes in some of the states in which we originate loans. Once our adjusted business strategy is fully implemented, we anticipate increasing our loan originations to approximately $400.0 million to $600.0 million per month, which will return us to profitable operations. We have significantly expanded our geographic reach and established a strong presence on the west coast in fiscal 2004, and are continuing to apply our adjusted business strategy, particularly as it relates to expanding our broker channel and offering adjustable rate mortgages, purchase money mortgages and more competitively priced fixed rate mortgages. Additionally, economic conditions are favorable for loan originations with growing GDP and employment, high real estate values and moderate increases in interest rates.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained on non-accrual loans to account for delinquent loans and leases and delinquent loans that have been repurchased from securitization trusts. The allowance is maintained at a level that management determines is adequate to absorb estimated probable losses. The allowance is calculated based upon management's estimate of our ability to collect on outstanding loans based upon a variety of factors, including, periodic analysis of the loans, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral considerations. Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan charge-offs reduce the allowance. Delinquent loans are charged off against the allowance in the period in which a loan is deemed fully uncollectable or when liquidated in a payoff or sale. If the actual collection of outstanding loans is less than we anticipate, further write downs would be required which would reduce our net income in the period the write down was required.

         DERIVATIVE FINANCIAL INSTRUMENTS. We utilize derivative financial instruments to manage the effect of changes in interest rates on the fair value of our loans between the date loans are originated at fixed interest rates and the date the terms and pricing for a whole loan sale are fixed or the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. See "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments" for more detail.

         Derivative contracts receive hedge accounting only if they are designated as a hedge and are expected to be, and are, highly effective in substantially reducing interest rate risk arising from the pools of mortgage loans exposing us to risk. Under hedge accounting, the gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in the Statement of Income (included in the caption "gains and losses on derivative financial instruments") as it occurs with an offsetting adjustment to the hedged loans attributable to the risk being hedged also reported in the Statement of Income. The fair value of derivative financial instruments is determined based on quoted market prices. The fair value of the hedged loans is determined based on current pricing of these assets in a whole loan sale or securitization. Cash flows resulting from fair value hedges are reported in the period they occur.

         Assuming a hedge relationship continues to be highly effective, determined as described below, the relationship continues until the mortgage loan pool is sold in a whole loan sale, is committed to a forward sale agreement or is sold in a securitization. When a hedge relationship is terminated, the derivative financial instrument may be re-designated as a hedge of a new mortgage pool.

         The effectiveness of our fair value hedges is periodically assessed. Fair value hedges must meet specific effectiveness tests to be considered highly effective. Over time the change in the fair values of the derivative financial instrument must be within 80 to 120 percent of the change in the fair value of the hedged loans due to the designated risk. If highly effective correlation does not exist, we discontinue hedge accounting prospectively.

         DEVELOPMENT OF CRITICAL ACCOUNTING ESTIMATES. On a quarterly basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of June 30, 2004 and June 30, 2003 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with the Audit Committee.

         IMPACT OF CHANGES IN CRITICAL ACCOUNTING ESTIMATES. For a description of the impact of changes in critical accounting estimates related to interest-only strips and servicing rights in the fiscal year ended June 30, 2004, see "-- Securitizations."

         INITIAL ADOPTION OF ACCOUNTING POLICIES. In conjunction with the relocation of our corporate headquarters to new leased office space, we entered into a lease agreement and certain governmental grant agreements, which provided us with reimbursement for certain expenditures related to our office relocation. The reimbursable expenditures included both capitalizable items for leasehold improvements, furniture and equipment and expense items such as legal costs, moving costs and employee communication programs. Amounts reimbursed to us in accordance with our lease agreement are initially recorded as a liability on our balance sheet and will be amortized in the income statement on a straight-line basis over the term of the lease as a reduction of rent expense. Amounts received from government grants were initially recorded as a liability. Grant funds received to offset expenditures for capitalizable items are classified as a reduction of the related fixed asset and amortized to income over the depreciation period of the related asset as an offset to depreciation expense. Amounts received to offset expense items were recognized in the income statement as an offset to the expense item.

IMPACT OF CHANGES IN CRITICAL ACCOUNTING ESTIMATES IN PRIOR FISCAL YEARS

         DISCOUNT RATES. During fiscal 2003, we recorded total pre-tax valuation adjustments on our securitization assets of $63.3 million, of which $45.2 million was charged as expense to the income statement and $18.1 million was charged to other comprehensive income. The breakout of the total adjustments in fiscal 2003 between interest-only strips and servicing rights and the amount of the adjustments related to changes in discount rates were as follows:

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

         See "- Application of Critical Accounting Estimates - Interest-Only Strips" for a discussion of how valuation adjustments are recorded.

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

         o The interest rates on the bonds issued in our securitizations over that same timeframe also had experienced a sustained period of decline. The trust certificate pass-through interest rate had declined 426 basis points, from 8.04% in the 2000-2 securitization to 3.78% in the 2003-1 securitization.

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

         PREPAYMENT RATES. From the second quarter of fiscal 2002 through the fourth quarter of fiscal 2004, we revised the prepayment rate assumptions used to value our securitization assets, thereby decreasing the fair value of these assets. See "-- Securitizations" for discussion of the impacts of these revisions in prepayment rate assumptions.

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

         We have used special purpose entities and off-balance sheet facilities in our mortgage loan securitizations. Asset securitizations are one of the most common off-balance sheet arrangements in which a company transfers assets off of its balance sheet by selling them to a special purpose entity. We sell our loans into off-balance sheet facilities to generate the cash to pay off revolving credit facilities and to generate revenue through securitization gains. The special purpose entities described below meet our objectives for mortgage loan securitization structures and comply with accounting principles generally accepted in the United States of America. We expect to use off-balance sheet facilities in any future securitizations.

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

         When we securitize loans, we also may retain the right to service the loans. We do not service the loans in the 2003-2 securitization, our most recent securitization, which closed in October 2003. We have no additional obligations to the off-balance sheet facilities other than those required as servicer of the loans and for breach of covenants or warranty obligations. We are not required to make any additional investments in the trusts. Under current accounting rules, the trusts do not qualify for consolidation in our financial statements. The trusts carry the loan collateral as assets and the certificates issued to investors as liabilities. Residual cash from the loans after required principal and interest payments are made to the investors and after payment of certain fees and expenses provides us with cash flows from our interest-only strips. We expect that future cash flows from our interest-only strips and servicing rights will generate more of the cash flows required to meet maturities of our subordinated debentures and our operating cash needs.

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

         At June 30, 2004 and 2003, the mortgage securitization trusts held loans with an aggregate principal balance due of $1.9 billion and $3.4 billion as assets and owed $1.7 billion and $3.2 billion to third party investors, respectively. Revenues from the sale of loans to securitization trusts were $15.1 million, or 15.6% of total revenues for the fiscal year ended June 30, 2004 and $171.0 million, or 70.8% of total revenues for the fiscal year ended June 30, 2003. The revenues for fiscal 2004 and 2003 are net of $2.9 million and $5.1 million, respectively, of expenses for underwriting fees, legal fees and other expenses associated with securitization transactions during that period. We have interest-only strips and servicing rights with fair values of $459.1 million and $73.7 million, respectively at June 30, 2004, which combined represent 51% of our total assets. Net cash flows received from interest-only strips and servicing rights were $194.7 million for fiscal 2004 and $132.1 million for fiscal 2003. These amounts are included in our operating cash flows.

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

         In a declining interest rate environment, such as experienced during fiscal 2003, securitization pass-through interest rates generally decline, which can lead to higher interest rate spreads. Increased interest rate spreads result in increases in the residual cash flow we expect to receive on securitized loans, the amount of cash we receive at the closing of a securitization from the sale of notional bonds or premiums on investor certificates and corresponding increases in the gains we recognize on the sale of loans in a securitization. In our fiscal 2003 securitizations, we experienced improved interest rate spreads. However, in a rising interest rate environment and under our business strategy we would expect our ability to originate loans at interest rates that will maintain our most recent level of securitization gain profitability to become more difficult than during a stable or falling interest rate environment. No assurances can be made that market interest rates will remain at current levels or that we can complete securitizations in the future. We would seek to address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments" for a discussion of our hedging strategies.

         While a declining interest rate environment can lead to higher interest rate spreads, a declining interest rate environment could also unfavorably impact the valuation of our interest-only strips. In a declining interest rate environment the level of mortgage refinancing activity tends to increase, which could result in an increase in loan prepayment experience and may require increases in assumptions for prepayments for future periods. This has been our experience since fiscal 2002.

         Declining interest rates and resulting high prepayment rates over the last eleven quarters have required revisions to our estimates of the value of our securitization assets. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, our prepayment rates, as well as those throughout the mortgage industry, remained at higher than expected levels due to continuing low interest rates during this period. As a result, over the last eleven quarters we have recorded cumulative pre-tax write downs to our interest-only strips in the aggregate amount of $175.8 million and pre-tax adjustments to the value of servicing rights of $17.9 million, for total adjustments of $193.7 million, mainly due to the higher than expected prepayment experience. During the same period, we reduced the discount rates we apply to value our securitization assets, resulting in net favorable pre-tax valuation impacts of $20.9 million on interest-only strips and $7.1 million on servicing rights. The discount rates were reduced primarily to reflect the impact of the sustained decline in market interest rates. Additionally, on June 30, 2004, we wrote down the carrying value of our interest-only strips and servicing rights related to five of our mortgage securitization trusts by $5.4 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million warehouse credit facility described in "-- Liquidity and Capital Resources" and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. The following table summarizes the net cumulative write downs recorded on our securitization assets over the last eleven quarters (in thousands):

                                               TOTAL             INCOME               OTHER
                                            WRITE DOWN          STATEMENT         COMPREHENSIVE
                                            (WRITE UP)           IMPACT           INCOME IMPACT
                                            ----------          ---------         -------------
PRE-TAX ADJUSTMENT RESULTING FROM:
Prepayments..............................   $  193,743          $  128,667         $   65,076
Discount rate............................      (28,038)            (18,427)            (9,611)
Loss on sale.............................        5,452               3,446              2,006
                                            ----------          ----------         ----------
Net cumulative write down................   $  171,157          $  113,686         $   57,471
                                            ==========          ==========         ==========

         See "- Application of Critical Accounting Estimates - Interest-Only Strips" for a discussion of how valuation adjustments are recorded in the income statement or other comprehensive income.

         During fiscal 2004, we recorded total pre-tax valuation adjustments on our interest-only strips and servicing rights of $63.8 million, of which $46.4 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income. These adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the low interest rate environment experienced during fiscal 2004. The fiscal 2004 valuation adjustment also includes a write down of the carrying value of our interest-only strips and servicing rights related to five of our mortgage securitization trusts of $5.4 million to reflect their values under the terms of a September 27, 2004 sale agreement. This compares to total pre-tax valuation adjustments on our securitization assets of $63.3 million during the fiscal year ended June 30, 2003, of which $45.2 million was charged as expense to the income statement and $18.1 million was reflected as an adjustment to other comprehensive income. The breakout of the total adjustments in fiscal 2004 and 2003 between interest-only strips and servicing rights was as follows (in thousands):

                                       YEAR ENDED JUNE 30, 2004                    YEAR ENDED JUNE 30, 2003
                               --------------------------------------      ----------------------------------------

                                            INCOME          OTHER                         INCOME          OTHER
                                 TOTAL     STATEMENT    COMPREHENSIVE        TOTAL       STATEMENT    COMPREHENSIVE
                               WRITE DOWN   IMPACT      INCOME IMPACT      WRITE DOWN     IMPACT      INCOME IMPACT
                               ----------  ---------    -------------      ----------    ---------    -------------
Interest-only strips.......... $  57,031   $  39,659      $   17,372       $  57,973     $  39,900      $   18,073
Servicing rights..............     6,791       6,791              --           5,282         5,282              --
                               -------------------------------------       ---------------------------------------
Total securitization assets... $  63,822   $  46,450      $   17,372       $  63,255     $  45,182      $   18,073
                               =====================================       =======================================

         The valuation adjustment on interest-only strips for fiscal 2004 included the net impact of a December 31, 2003 reduction in the discount rate applied to value the residual cash flows from interest-only strips from 11% to 10%, and a subsequent increase in that discount rate at June 30, 2004 back to 11%. The discount rate was reduced to 10% on December 31, 2003 from 11% on September 30, 2003 and June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The increase back to 11% at June 30, 2004 was made to reflect an increase in market interest rates that had occurred since the end of the March 2004 quarter. The December 31, 2004 reduction in discount rate had a favorable impact of $8.4 million on that quarter's valuation adjustment. The June 30, 2004 increase in discount rate had an unfavorable impact of $8.4 million on that quarter's valuation adjustment.

         The long duration of historically low interest rates, combined with increasing home values and high consumer debt levels has given borrowers an extended opportunity to engage in mortgage refinancing activities, which resulted in elevated prepayment experience. Low interest rates and increasing home values provide incentive to borrowers to convert high cost consumer debt into lower rate tax deductible loans. As home values have increased, lenders have been highly successful in educating borrowers that they have the ability to access the cash value in their homes.

         The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels difficult. We assumed for each quarter end valuation that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. This assumption was supported by published data. Consistent with this view that interest rates would rise, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. We believe that once we are beyond the low interest rate environment and its impact on prepayments, the long recurring and highly unfavorable prepayment experience over the last eleven quarters will subside. Also, the rate of increase in home values has slowed considerably, which we expect will mean that fewer borrowers will have excess value in their homes to access. The Mortgage Bankers Association of America has forecast as of September 17, 2004 that mortgage refinancings as a percentage share of total mortgage originations will decline from 49% in the second quarter of calendar 2004 to 24% in the second quarter of calendar 2005. The Mortgage Bankers Association of America has also projected in its September 2004 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase steadily each quarter in their forecast. As a result of our analysis of these factors, we believe prepayments will continue to remain at higher than normal levels for the near term before declining to historical prepayment levels and then further declining in the future. See the table "-- Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience at June 30, 2004" for our current prepayment assumptions. See "-- Prepayment Rates" for more detail regarding prepayment assumptions. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

         The following tables detail the pre-tax write downs of the securitization assets by quarter and detail the impact to the income statement and to other comprehensive income in accordance with the provisions of SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights (in thousands):

FISCAL YEAR 2004:

                                                              INCOME          OTHER
                                               TOTAL         STATEMENT     COMPREHENSIVE
            QUARTER ENDED                    WRITE DOWN       IMPACT       INCOME IMPACT
-----------------------------------------    ----------      ---------     -------------
September 30, 2003.......................    $  16,658      $   10,795       $   5,863
December 31, 2003........................       14,724          11,968           2,756
March 31, 2004...........................       23,191          15,085           8,106
June 30, 2004............................        9,249           8,602             647
                                             ---------      ----------       ---------
Total Fiscal 2004........................    $  63,822      $   46,450       $  17,372
                                             =========      ==========       =========

FISCAL YEAR 2003:

                                                              INCOME          OTHER
                                               TOTAL         STATEMENT     COMPREHENSIVE
            QUARTER ENDED                    WRITE DOWN       IMPACT       INCOME IMPACT
-----------------------------------------    ----------      ---------     -------------
September 30, 2002.......................    $  16,739      $   12,078       $   4,661
December 31, 2002........................       16,346          10,568           5,778
March 31, 2003...........................       16,877          10,657           6,220
June 30, 2003............................       13,293          11,879           1,414
                                             ---------      ----------       ---------
Total Fiscal 2003........................    $  63,255      $   45,182       $  18,073
                                             =========      ==========       =========

FISCAL YEAR 2002:

                                                              INCOME          OTHER
                                               TOTAL         STATEMENT     COMPREHENSIVE
            QUARTER ENDED                    WRITE DOWN       IMPACT       INCOME IMPACT
-----------------------------------------    ----------      ---------     -------------
December 31, 2001........................    $  11,322      $    4,462       $   6,860
March 31, 2002...........................       15,513           8,691           6,822
June 30, 2002............................       17,244           8,900           8,344
                                             ---------      ----------       ---------
Total Fiscal 2002........................    $  44,079      $   22,053       $  22,026
                                             =========      ==========       =========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

         The following table summarizes the volume of loan securitizations and whole loan sales for the fiscal years ended June 30, 2004, 2003 and 2002 (dollars in thousands):

                                                                         YEAR ENDED JUNE 30,
                                                             ---------------------------------------------
SECURITIZATIONS:                                                 2004           2003               2002
                                                             ----------      -----------       -----------
Business loans.............................................  $   11,027      $   112,025       $   129,074
Home equity loans..........................................     130,380        1,311,739         1,222,061
                                                             ----------      -----------       -----------
Total......................................................  $  141,407      $ 1,423,764       $ 1,351,135
                                                             ==========      ===========       ===========

Gain on sale of loans through securitization...............  $   15,107      $   170,950       $   185,580
Securitization gains as a percentage of total revenue......        15.6%            70.8%             74.9%
Whole loan sales...........................................  $  808,378      $    28,013       $    57,679

Premiums on whole loan sales...............................  $   18,725      $       655       $     2,448

         As demonstrated in the fourth quarter of fiscal 2003 and the fiscal year ended June 30, 2004, our quarterly revenues and net income will fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The business strategy of selling loans through securitizations and whole loan sales requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a securitization is closed or whole loan sale is settled, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If securitizations or whole loan sales do not close when expected, we could experience a material adverse effect on our results of operations for a quarter. See "-- Liquidity and Capital Resources" for a discussion of the impact of securitizations and whole loan sales on our cash flow.

         Several factors affect the level of profitability realized on a securitization. These factors include conditions in the securities markets, such as fluctuations in interest rates, conditions in the asset-backed securities markets relating to the loans we originate, credit quality of the total portfolio of loans we originate or potential changes to the legal and accounting principles underlying securitization transactions.

         INTEREST-ONLY STRIPS. As the holder of interest-only strips, we are entitled to receive excess (or residual) cash flows and cash flows from the release of overcollateralization. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to trust investors, servicing fees, trustee fees and, if applicable, surety bond fees. In most of our securitizations, surety bond fees are paid to an unrelated insurance entity to provide credit enhancement for the trust investors. The forms of credit enhancement in our securitizations are described below.

         Generally, all residual cash flows are initially retained by the trust to establish required overcollateralization levels in the trust.
Overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over the aggregate principal balance of investor interests.

         Our securitizations provide credit enhancement to the trust investors through the use of overcollateralization, a surety bond and/or subordinate bond structures. The terms and conditions of credit enhancements are specific to each securitization and are determined at inception for the life of the trust. All of our securitizations require overcollateralization as the primary credit enhancement for the benefit of the trust investors. Overcollateralization levels are generally established by bond rating agencies. A second form of credit enhancement is provided from a third party surety bond provider, the use of subordinate investor bond structures, or a combination of both. Subordinate investor bonds receive a higher rate of interest for the higher risk associated with their investment and typically have a defined principal amortization, which maintains a specified ratio of subordinate bonds to senior bonds. Third party surety bond providers receive monthly fees, which are deducted from the excess interest cash flow from the trust and in return the surety bond provider guarantees the repayment of principal to the trust investors. The surety bond fee amount is specific to each applicable securitization and generally ranges from 0.19% to 0.45% annually on the applicable investor notes outstanding. The surety bond provider establishes their annual surety bond fee based on the levels of overcollateralization set for each securitization trust and their assessment of credit risk in each pool of securitized loans.

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At June 30, 2004, investments in interest-only strips totaled $459.1 million, including the fair value of overcollateralization related cash flows of $216.9 million.

         OVERCOLLATERALIZATION REQUIREMENTS. Overcollateralization requirements are specific to each securitization. The amount of required overcollateralization, often referred to as specified overcollateralization, varies during the life of the trust. The requirements for overcollateralization typically include:

     o The initial requirement, if any, which is a percentage of the original unpaid principal balance of loans securitized and is paid in cash at the time of sale.

     o The final target, which is a percentage of the original unpaid principal balance of loans securitized and is funded from the monthly excess cash flow. All residual cash flows are initially retained by the trust until the final target is reached. The final target is maintained until the stepdown date. The stepdown period generally begins at the later of 30 to 36 months after the initial securitization of the loans or when the remaining balance of securitized loans is less than 50% of the original balance of securitized loans.

     o Specific securitizations contain provisions requiring an increase above the final target overcollateralization levels during periods in which delinquencies exceed specified limits. The overcollateralization levels return to the final target levels when delinquencies fall below the specified limits. See "- Trigger Management" for a discussion of securitization trusts holding excess overcollateralization.

     o The stepdown requirement is a percentage of the remaining unpaid principal balance of securitized loans. The step-down target percentage is typically twice the percentage of the final target and is applied each period to the current unpaid principal balance of the remaining loans in the securitized pool. During the stepdown period, the overcollateralization amount is reduced through cash payments to us until the overcollateralization balance declines to a specific floor. The floor percentage is typically 0.50% to 1.00% of the original principal balance of the loans in the securitized pool and provides for a minimum constant amount of overcollateralization for the remaining life of the trust. The ability to stepdown may be precluded during periods in which delinquencies exceed specified limits. The overcollateralization levels return to the target levels when delinquencies fall below the specified limits.

         TRIGGER MANAGEMENT. Repurchasing delinquent loans from securitization trusts benefits us by allowing us to limit the level of delinquencies and losses in the securitization trusts and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from our interest-only strips until the delinquency or loss triggers are no longer exceeded. We have the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. See "-- Repurchase Rights" for a summary of the amount of delinquent loans which we have the right, but not obligation, to repurchase from securitization trusts. In addition, we may elect to repurchase delinquent loans in situations requiring more flexibility for the administration and collection of these loans. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where we, as servicer, have initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans we typically elect to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses on these repurchased loans is included in our provision for credit losses in the period of repurchase. The related REO writedown for REO repurchased is recorded through general and administrative expense in the period of repurchase. Our ability to repurchase these loans does not disqualify us for sale accounting under SFAS No. 140 or other relevant accounting literature because we are not required to repurchase any loan and our ability to repurchase a loan is limited by contract.

         At June 30, 2004, four of our twenty six mortgage securitization trusts were under a triggering event as a result of delinquencies exceeding specified levels. There were no securitization trusts exceeding specified loss levels at June 30, 2004. At June 30, 2003, none of our mortgage securitization trusts were under a triggering event. Approximately $8.0 million of excess overcollateralization is being held by the four trusts as of June 30, 2004. For the fiscal year ended June 30, 2004, we repurchased delinquent loans with an aggregate unpaid principal balance of $54.0 million from securitization trusts primarily for trigger management. We cannot predict when the four trusts currently exceeding triggers will be below trigger limits and release the excess overcollateralization. In order for these trusts to release the excess overcollateralization, delinquent loans would need to decline, or we would need to repurchase delinquent loans of up to $10.4 million as of June 30, 2004. If delinquencies increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debentures to fund these repurchases. See "Risk Factors -- Delinquencies and prepayments in the pools of securitized loans could adversely affect the cash flow we receive from our interest-only strips, impair our ability to sell or securitize loans in the future, impair our ability to repay our outstanding debt and negatively impact the value of our capital stock." Additionally, our repurchase activity increases prepayments, which may result in unfavorable prepayment experience. See "-- Prepayment Rates" for more detail regarding prepayment assumptions. See "-- Securitizations" for more detail of the effect prepayments have on our financial statements. Also see "Total Portfolio Quality -- Delinquent Loans and Leases" for further discussion of the impact of delinquencies.

         The following table presents the four securitization trusts under a triggering event at June 30, 2004, their related specified limit on delinquencies, their actual delinquencies at June 30, 2004, the related amounts of actual excess overcollateralization and the maximum target amounts of excess overcollateralization. The amount by which the maximum target amounts of excess overcollateralization exceeds current excess overcollateralization amounts will be withheld by the trusts from future residual cash flows, as long as the actual delinquency levels continue to exceed the specified limit, until the maximum amount is reached.

            SUMMARY OF SECURITIZATION TRUSTS UNDER TRIGGERING EVENTS
                             (dollars in thousands)

                                                            ACTUAL JUNE 30, 2004
                                                                DELINQUENCIES
                                                            --------------------
                                                                    AMOUNT               ACTUAL
                                             SPECIFIED               ABOVE           JUNE 30, 2004       MAXIMUM TARGET
  SECURITIZATION                              TRIGGER              SPECIFIED          EXCESS OVER-        EXCESS OVER-
      TRUST            TRIGGER EXCEEDED        LIMIT       %       LIMIT (A)       COLLATERALIZATION    COLLATERALIZATION
  --------------       ----------------      ---------   -----     ---------       -----------------    -----------------
      1996-2(c)      Rolling 6 month 60+
                     day delinquency rate      11.25%    12.34%    $    243              $   124          $  2,879 (b)
      1999-3         Rolling 6 month 60+
                     day delinquency rate       9.75%     9.91%         201                  307             5,901 (b)
      2001-3         Rolling 3 month 90+
                     day delinquency rate      12.50%    13.62%       5,395                3,528             3,528
      2001-4         Rolling 3 month 90+
                     day delinquency rate      12.50%    13.28%       4,518                4,085             4,085
                                                                   -----------------------------------------------
                                                                   $ 10,357              $ 8,044          $ 16,393
                                                                   ===============================================

------------
(a) In order for these trusts to release the excess overcollateralization, delinquent loans would need to decline, or we would need to repurchase delinquent loans of up to $10.4 million as of June 30, 2004.

(b) Residual cash flows will be retained by the securitization trust until this maximum is reached or the actual delinquency level returns to the specified limit.

(c) Under the terms of a September 27, 2004 sale agreement, we sold the interest-only strip related to 1996-2.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts, the valuation adjustments recorded through the provision for loan losses for loans repurchased and the REO writedown recorded through general and administrative expense for REO repurchased during fiscal years 2004, 2003 and 2002. We received $40.9 million, $37.6 million and $19.2 million of proceeds from the liquidation of repurchased loans and REO for fiscal years 2004, 2003 and 2002, respectively. We carried as assets on our balance sheet, repurchased loans and REO in the amounts of $5.2 million, $9.2 million and $8.2 million at June 30, 2004, 2003 and 2002, respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Because the contractual outstanding balance is typically greater than the fair value, we generally incur a loss on these repurchases. Mortgage loan securitization trusts are listed only if repurchases have occurred.

  SUMMARY OF LOANS AND REO REPURCHASED FROM MORTGAGE LOAN SECURITIZATION TRUSTS
                             (DOLLARS IN THOUSANDS)

                                          2003-1   2002-1   2001-3   2001-2   2001-1    2000-4    2000-3   2000-2   2000-1    1999-4
                                          ------   ------   ------   ------   ------    ------    ------   ------   ------    ------
YEAR ENDED JUNE 30, 2004:
 Repurchases by original loan type:
   Business purpose loans............    $   219  $    --  $   592  $ 1,713  $ 1,008   $ 2,252   $   631  $ 1,386  $   925   $ 1,324
   Home equity loans.................         --       35    1,129    2,937    4,152     3,493     2,145    2,699    2,702     4,864
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $   219  $    35  $ 1,721  $ 4,650  $ 5,160   $ 5,745   $ 2,776  $ 4,085  $ 3,627   $ 6,188
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
   % of Original balance of
     loans securitized...............      0.05%    0.01%    0.57%    1.31%    1.88%     2.09%     1.85%    1.35%    1.53%     2.79%
   Number of loans and REO
     repurchased.....................          1        1       23       40       64        63        28       53       54       102
 Repurchases by loan or REO:
   Loans repurchased.................    $   219  $    35  $ 1,121  $ 3,818  $ 4,593   $ 4,464   $ 2,159  $ 3,428  $ 2,280   $ 4,596
   REO repurchased...................         --       --      600      832      567     1,281       617      657    1,347     1,592
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $   219  $    35  $ 1,721  $ 4,650  $ 5,160   $ 5,745   $ 2,776  $ 4,085  $ 3,627   $ 6,188
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
 Valuation adjustment at repurchase:
   Loans repurchased (a).............    $    55  $    11  $   409  $   774  $ 1,456   $ 1,195   $   515  $   938  $   784   $ 1,753
   REO repurchased (b)...............         --       --      140      202      179       472       230      215      480       611
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $    55  $    11  $   549  $   976  $ 1,635   $ 1,667   $   745  $ 1,153  $ 1,264   $ 2,364
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======

YEAR  ENDED JUNE 30, 2003:
 Repurchases by original loan type:
   Business purpose loans............    $    --  $    --  $   349  $    --  $   543   $   223   $   144  $ 2,065  $ 1,573   $ 2,719
   Home equity loans.................         --       --      853       --    4,522       520       839    4,322    4,783     5,175
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $    --  $    --  $ 1,202  $    --  $ 5,065   $   743   $   983  $ 6,387  $ 6,356   $ 7,894
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
% of Original Balance of Loans
   Securitized.......................         --       --    0.40%       --    1.84%     0.27%     0.66%    2.11%    2.68%     3.56%
   Number of loans and REO
     repurchased.....................         --       --       11       --       51         9        11       59       65        97
 Repurchases by loan or REO:
   Loans repurchased.................    $    --  $    --  $   560  $    --  $ 2,957   $    46   $   393  $ 1,688  $ 1,868   $ 3,382
   REO repurchased...................         --       --      642       --    2,108       697       590    4,699    4,488     4,512
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $    --  $    --  $ 1,202  $    --  $ 5,065   $   743   $   983  $ 6,387  $ 6,356   $ 7,894
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
 Valuation adjustment at repurchase:
   Loans repurchased (a).............    $    --  $    --  $   112  $    --  $   603   $     9   $    78  $   442  $   386   $   817
   REO repurchased (b)...............         --       --       87       --      667       250       147    1,557    1,235     1,770
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $    --  $    --  $   199  $    --  $ 1,270   $   259   $   225  $ 1,999  $ 1,621   $ 2,587
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======

YEAR  ENDED JUNE 30, 2002:
 Repurchases by original loan type:
   Business purpose loans............    $    --  $    --  $    --  $    --  $    --   $    --   $    --  $    --  $    --   $   194
   Home equity loans.................         --       --       --       --       --        --        --       --       84       944
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $    --  $    --  $    --  $    --  $    --   $    --   $    --  $    --  $    84   $ 1,138
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
% of Original Balance of Loans
   Securitized.......................         --       --       --       --       --        --        --       --    0.04%     0.51%
   Number of loans and REO
     repurchased.....................         --       --       --       --       --        --        --       --        2        18
 Repurchases by loan or REO:
   Loans repurchased.................    $    --  $    --  $    --  $    --  $    --   $    --   $    --  $    --  $    84   $   228
   REO repurchased...................         --       --       --       --       --        --        --       --       --       910
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $    --  $    --  $    --  $    --  $    --   $    --   $    --  $    --  $    84   $ 1,138
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
 Valuation adjustment at repurchase:
   Loans repurchased (a).............    $    --  $    --  $    --  $    --  $    --   $    --   $    --  $    --  $    75   $   123
   REO repurchased (b)...............         --       --       --       --       --        --        --       --       --       459
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $    --  $    --  $    --  $    --  $    --   $    --   $    --  $    --  $    75   $   582
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======

-----------------
(a) The valuation adjustment for loans repurchased is recorded through the provision for loan losses.
(b) The valuation adjustment for REO repurchased is recorded through general and administrative expense.

  SUMMARY OF LOANS AND REO REPURCHASED FROM MORTGAGE LOAN SECURITIZATION TRUSTS
                                   (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                          1999-3   1999-2   1999-1   1998-4   1998-3    1998-2    1998-1  1997(C)  1996(C)    TOTAL
                                          ------   ------   ------   ------   ------    ------    ------  -------  -------   -------
YEAR  ENDED JUNE 30, 2004:
 Repurchases by original loan type:
   Business loans....................    $   915  $ 1,014  $   696  $   497  $   456   $    --   $   350  $   781  $    --   $14,759
   Home equity loans.................      2,228    3,472    3,223    1,354    2,825       399       875      579      100    39,211
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 3,143  $ 4,486  $ 3,919  $ 1,851  $ 3,281   $   399   $ 1,225  $ 1,360  $   100   $53,970
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
% of Original Balance of Loans
   Securitized.......................      1.42%    2.04%    2.12%    2.31%    1.64%     0.33%     1.17%    0.78%    0.16%
   Number of loans and REO
     repurchased.....................         47       58       52       24       33         4        17       19        1       684
 Repurchases by loan or REO:
   Loans repurchased.................    $ 2,185  $ 3,324  $ 2,106  $ 1,687  $ 2,865   $   355   $   532  $ 1,295  $   100   $41,162
   REO repurchased...................        958    1,162    1,813      164      416        44       693       65       --    12,808
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 3,143  $ 4,486  $ 3,919  $ 1,851  $ 3,281   $   399   $ 1,225  $ 1,360  $   100   $53,970
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
 Valuation adjustment at repurchase:
   Loans repurchased (a).............    $   914  $   995  $   511  $   435  $   771   $    51   $   140  $   405  $    30   $12,142
   REO repurchased (b)...............        317      434      651       44      125        17       115       --       --     4,232
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 1,231  $ 1,429  $ 1,162  $   479  $   896   $    68   $   255  $   405  $    30   $16,374
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======

YEAR  ENDED JUNE 30, 2003:
 Repurchases by original loan type:
   Business loans....................    $ 2,138  $ 1,977  $ 1,199  $    72  $ 1,455   $   205   $   395  $   744  $   451   $16,252
   Home equity loans.................      3,697    3,140.   4,432      549    3,211     1,386       610      381      355    38,775
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 5,835  $ 5,117  $ 5,631  $   621  $ 4,666   $ 1,591   $ 1,005  $ 1,125  $   806   $55,027
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
% of Original Balance of Loans
     Securitized.....................      2.63%    2.33%    3.04%    0.78%    2.33%     1.33%     0.96%    0.64%    1.30%
   Number of loans and REO
     repurchased.....................         83       59       60        7       60        23        13       16       13       637
 Repurchases by loan or REO:
   Loans repurchased.................    $ 1,692  $ 2,263  $ 3,484  $   309  $ 2,553   $   686   $   598  $   817  $   513   $23,809
   REO repurchased...................      4,143    2,854    2,147      312    2,113       905       407      308      293    31,218
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 5,835  $ 5,117  $ 5,631  $   621    4,666   $ 1,591   $ 1,005  $ 1,125  $   806   $55,027
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
 Valuation adjustment at repurchase:
   Loans repurchased (a).............    $   385  $   336  $   797  $    62  $   503   $   144   $    22  $   160  $   157   $ 5,013
   REO repurchased (b)...............      1,674      739      375       54      344        87        97       69       69     9,221
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 2,059  $ 1,075  $ 1,172  $   116  $   847   $   231   $   119  $   229  $   226   $14,234
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======

YEAR  ENDED JUNE 30, 2002:
 Repurchases by original loan type:
   Business loans....................    $ 1,006  $   341 $    438  $   632  $   260   $   516   $ 1,266  $ 1,912  $   104   $ 6,669
   Home equity loans.................      3,249    2,688    2,419    4,649    5,575     1,548     1,770      462      183    23,571
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 4,255  $ 3,029  $ 2,857  $ 5,281  $ 5,835   $ 2,064   $ 3,036  $ 2,374  $   287   $30,240
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
% of Original Balance of Loans
   Securitized.......................      1.92%    1.38%    1.54%    6.60%    2.92%     1.72%     2.89%    1.36%    0.46%
   Number of loans and REO
     repurchased.....................         47       31       33       58       61        24        37       26        4       341
 Repurchases by loan or REO:
   Loans repurchased.................    $ 1,221  $ 1,375  $ 1,437  $ 2,535  $ 2,702   $   818   $ 1,611  $ 1,641  $    --   $13,653
   REO repurchased...................      3,034    1,654    1,420    2,746    3,133     1,246     1,425      733      287    16,587
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 4,255  $ 3,029  $ 2,857  $ 5,281  $ 5,835   $ 2,064   $ 3,036  $ 2,374  $   287   $30,240
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======
 Valuation adjustment at repurchase:
   Loans repurchased (a).............    $   235  $   132  $   222  $   528  $   557   $   149   $   747  $   244  $    --   $ 3,012
   REO repurchased (b)...............        899      508      606      851      633       370       490      426      110     5,352
                                         -------  -------  -------  -------  -------   -------   -------  -------  -------   -------
     Total...........................    $ 1,134  $   640  $   828  $ 1,379  $ 1,190   $   519   $ 1,237  $   670  $   110   $ 8,364
                                         =======  =======  =======  =======  =======   =======   =======  =======  =======   =======

----------------
(a) The valuation adjustment for loans repurchased is recorded through the provision for loan losses.
(b) The valuation adjustment for REO repurchased is recorded through general and administrative expense.
(c) Amounts represent combined repurchases and percentages for two 1997 securitization pools and two 1996 securitization pools.

         REPURCHASE RIGHTS. SFAS No. 140 was effective on a prospective basis for transfers of financial assets occurring after March 31, 2001. For securitizations recoded under SFAS No. 140 which have removal of accounts provisions providing us with a contractual right to repurchase delinquent loans, SFAS No. 140 requires that we recognize the loans which are subject to these rights as assets on our balance sheet and record a liability to reflect the repurchase cost. SFAS No. 140 requires this accounting treatment because the default by the borrower has given us effective control over the loan whether or not we actually repurchase these loans. For securitization trusts 2001-2 through 2003-2, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due, but no obligation to do so. As delinquent loans in securitization trusts 2001-2 through 2003-2 age greater than 180 days past due, we record an asset reflecting the estimated fair value of the loans and a liability to reflect the repurchase cost. In accordance with the provisions of SFAS No. 140, we have recorded on our June 30, 2004 balance sheet an asset of $39.0 million and a liability of $45.9 million for delinquent loans subject to the removal of accounts provisions under securitization trusts 2001-2 through 2003-2.

         For securitization trusts 1996-1 through 2001-1, we also have rights to repurchase a limited amount of delinquent loans, but are not obligated to do so. No liabilities or assets have been recorded on our balance sheet related to these rights.

         The following table summarizes the amount of delinquent loans in securitization trusts, which we have the right, but not obligation, to repurchase as of June 30, 2004 (in thousands):

    REPURCHASE RIGHTS NOT REQUIRED TO BE        REPURCHASE RIGHTS ACCOUNTED FOR
        ACCOUNTED FOR UNDER SFAS 140                   UNDER SFAS 140 (B)
    ------------------------------------       --------------------------------
                              AMOUNT OF                               AMOUNT OF
    TRUST                       LOANS          TRUST                    LOANS
    -----                    -----------       -----                  ---------

    1996 (a)                   $    891        2001-2                  $ 2,124
    1997 (a)                      1,745        2001-3                    3,077
    1998 (a)                      5,847        2001-4                    6,320
    1999-1                        3,027        2002-1                    6,400
    1999-2                        4,189        2002-2                    7,600
    1999-3                        3,957        2002-3                    7,400
    1999-4                        3,893        2002-4                    7,600
    2000-1                        1,458        2003-1                    3,700
    2000-2                        4,232        2003-2                    1,642
                                                                      --------
    2000-3                       10,104           Sub-total           $ 45,863
                                                                      --------
    2000-4                        7,713
    2001-1                        7,240           Total               $100,159
                               --------                               ========
       Sub-total               $ 54,296
                               --------
-------------
(a) Amounts represent combined repurchase rights for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools. Under the terms of a September 27, 2004 sale agreement, we sold the interest only strips related to the following five securitization trusts: 1996-2, 1997-1, 1997-2, 1998-1 and 1998-2.
(b) The liability for loans subject to repurchase rights under SFAS No. 140 of $45.9 million is recorded on our balance sheet.

         MORTGAGE LOAN SECURITIZATION TRUST INFORMATION. The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       SUMMARY OF SELECTED MORTGAGE LOAN SECURITIZATION TRUST INFORMATION
                      CURRENT BALANCES AS OF JUNE 30, 2004
                              (dollars in millions)

                                                   2003-2    2003-1    2002-4    2002-3    2002-2    2002-1    2001-4
                                                   ------    ------    ------    ------    ------    ------    ------
ORIGINAL BALANCE OF LOANS SECURITIZED:
   Business loans.............................    $    27   $    33   $    30   $    34   $    34   $    32   $    29
   Home equity loans..........................        146       417       350       336       346       288       287
                                                  -------   -------   -------   -------   -------   -------   -------
     Total....................................    $   173   $   450   $   380   $   370   $   380   $   320   $   316
                                                  =======   =======   =======   =======   =======   =======   =======

CURRENT BALANCE OF LOANS SECURITIZED:
   Business loans.............................    $    23   $    24   $    23   $    23   $    23   $    19   $    18
   Home equity loans..........................        117       236       175       147       140       102        93
                                                  -------   -------   -------   -------   -------   -------   -------
     Total....................................    $   140   $   260   $   198   $   170   $   163   $   121   $   111
                                                  =======   =======   =======   =======   =======   =======   =======

WEIGHTED-AVERAGE INTEREST RATE ON LOANS
SECURITIZED:
   Business loans.............................     15.62%    15.89%    16.03%    15.95%    16.00%    15.85%    15.78%
   Home equity loans..........................      8.86%     9.70%    10.50%    10.87%    10.91%    10.91%    10.70%
     Total....................................      9.98%    10.26%    11.13%    11.58%    11.62%    11.67%    11.50%

Percentage of first mortgage loans............        88%       87%       87%       87%       88%       91%       90%
Weighted-average loan-to-value................        76%       77%       76%       77%       76%       75%       77%
Weighted-average remaining term (months) on
   loans securitized..........................        267       251       241       234       220       216       212

Original balance of Trust Certificates........    $   173   $   450   $   376      $370   $   380   $   320   $   322
Current balance of Trust Certificates.........    $   136   $   239   $   176   $   157   $   150   $   107   $    97
Weighted-average pass-through interest rate
   to Trust Certificate holders(a)............      8.00%     5.53%     6.72%     7.18%     8.26%     8.90%     5.35%
Highest Trust Certificate pass-through
   interest rate..............................      8.00%     3.78%     8.61%     6.86%     7.39%     6.51%     5.35%

OVERCOLLATERALIZATION REQUIREMENTS(D):
REQUIRED PERCENTAGES:
   Initial....................................         --        --     1.00%        --        --        --        --
   Final target...............................      4.10%     5.50%     5.75%     3.50%     3.50%     4.50%     4.25%
   Stepdown overcollateralization.............      8.20%    11.00%    11.50%     7.00%     7.00%     9.00%     8.50%
REQUIRED DOLLAR AMOUNTS:
   Initial....................................    $    --   $    --   $     4   $    --   $    --   $    --   $    --
   Final target...............................    $     7   $    25   $    22   $    13   $    13   $    14   $    13
CURRENT STATUS:
   Overcollateralization amount...............    $     4   $    --   $    22   $    13   $    13   $    14   $    14
   Final target reached or anticipated date
      to reach................................     1/2005   12/2004       Yes       Yes       Yes       Yes       Yes
   Stepdown reached or anticipated date to
      reach...................................    11/2006    4/2006    1/2006   10/2005    7/2005   10/2004    Yes(c)

ANNUAL SURETY FEE(D) .........................      0.45%     0.20%       (b)       (b)       (b)     0.21%     0.20%

SERVICING RIGHTS:
   Original balance...........................    $    --   $    16   $    14   $    13   $    15   $    13   $    13
   Current balance............................    $    --   $    10   $     8   $     7   $     7   $     6   $     6

-------------------
(a) Rates for securitizations 2002-1 and forward include rates on notional bonds, or the impact of premiums to loan collateral received on trust certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization. See "-- Results of Operations -- Year Ended June 30, 2004 Compared to Year Ended June 30, 2003 -- Gain on Sale of Loans -- Securitizations" for further description of the notional bonds.
(b) Credit enhancement was provided through a senior / subordinate certificate structure.
(c) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "-- Trigger Management" for further detail.
(d) See "- Interest-Only Strips" for a discussion of credit enhancements in our securitizations and "- Overcollateralization Requirements" for further detail on overcollateralization.

                      CURRENT BALANCES AS OF JUNE 30, 2004
                              (dollars in millions)

                                                   2001-3    2001-2    2001-1    2000-4    2000-3    2000-2    2000-1
                                                   ------    ------    ------    ------    ------    ------    ------
ORIGINAL BALANCE OF LOANS SECURITIZED:
   Business loans.............................    $    31   $    35   $    29   $    27   $    16   $    28   $    25
   Home equity loans..........................        269       320       246       248       134       275       212
                                                  -------   -------   -------   -------   -------   -------   -------
     Total....................................    $   300   $   355   $   275   $   275   $   150   $   303   $   237
                                                  =======   =======   =======   =======   =======   =======   =======

CURRENT BALANCE OF LOANS SECURITIZED:
   Business loans.............................    $    17   $    18   $    12   $     9   $     4   $    10   $     8
   Home equity loans..........................         81        81        55        54        28        58        39
                                                  -------   -------   -------   -------   -------   -------   -------
     Total....................................    $    98   $    99   $    67   $    63   $    32   $    68   $    47
                                                  =======   =======   =======   =======   =======   =======   =======

WEIGHTED-AVERAGE INTEREST RATE ON LOANS
SECURITIZED:
   Business loans.............................     15.92%    15.90%    15.99%    16.08%    16.17%    16.02%    16.16%
   Home equity loans..........................     11.15%    11.23%    11.47%    11.62%    11.45%    11.43%    11.42%
     Total....................................     11.99%    12.10%    12.27%    12.24%    12.11%    12.11%    12.22%

Percentage of first mortgage loans............        90%       90%       89%       87%       90%       85%       80%
Weighted-average loan-to-value................        75%       75%       74%       75%       76%       76%       76%
Weighted-average remaining term (months) on
   loans securitized..........................        207       202       201       192       191       198       184

Original balance of Trust Certificates........    $   306   $   355   $   275   $   275   $   150   $   300   $   235
Current balance of Trust Certificates.........    $    86   $    90   $    61   $    57   $    29   $    60   $    41
Weighted-average pass-through interest rate to
   Trust Certificate holders .................      5.75%     6.51%     8.87%     7.05%     7.61%     7.07%     7.09%
Highest Trust Certificate pass-through interest
   rate.......................................      6.14%     6.99%     6.28%     7.05%     7.61%     8.04%     7.93%

OVERCOLLATERALIZATION REQUIREMENTS(B):
REQUIRED PERCENTAGES:
   Initial....................................         --        --        --        --        --     0.90%     0.75%
   Final target...............................      4.00%     4.40%     4.10%     4.50%     4.75%     5.95%     5.95%
   Stepdown overcollateralization.............      8.00%     8.80%     8.20%     9.00%     9.50%    11.90%    11.90%
REQUIRED DOLLAR AMOUNTS:
   Initial....................................         --        --        --        --        --   $     3   $     2
   Final target...............................    $    12   $    16   $    11   $    12   $     7   $    18   $    14
CURRENT STATUS:
   Overcollateralization amount...............    $    12   $     9   $     6   $     6   $     3   $     8   $     6
   Final target reached or anticipated date to
     reach....................................        Yes       Yes       Yes       Yes       Yes       Yes       Yes
   Stepdown reached or anticipated date to
     reach....................................     Yes(a)       Yes       Yes       Yes       Yes       Yes       Yes

ANNUAL SURETY FEE(B) .........................      0.20%     0.20%     0.20%     0.21%     0.21%     0.21%     0.19%

SERVICING RIGHTS:
   Original balance...........................    $    12   $    15   $    11   $    14   $     7   $    14   $    10
   Current balance.............................   $     5   $     5   $     3   $     4   $     1   $     3   $     2

---------------
(a) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "-- Trigger Management" for further detail.
(b) See "- Interest-Only Strips" for a discussion of credit enhancements in our securitizations and "- Overcollateralization Requirements" for further detail on overcollateralization.

                      CURRENT BALANCES AS OF JUNE 30, 2004
                              (dollars in millions)

                                                   1999-4    1999-3    1999-2    1999-1   1998(a)   1997(a)   1996(a)
                                                   ------    ------    ------    ------   -------   -------   -------
ORIGINAL BALANCE OF LOANS SECURITIZED:
   Business loans.............................    $    25   $    28   $    30   $    16   $    57   $    45   $    29
   Home equity loans..........................        197       194       190       169       448       130        33
                                                  -------   -------   -------   -------   -------   -------   -------
   Total......................................    $   222   $   222   $   220   $   185   $   505   $   175   $    62
                                                  =======   =======   =======   =======   =======   =======   =======

CURRENT BALANCE OF LOANS SECURITIZED:
   Business loans.............................    $     8   $     8   $     7   $     4   $    10   $     6   $     4
   Home equity loans..........................         41        41        42        35        67        14         3
                                                  -------   -------   -------   -------   -------   -------   -------
   Total......................................    $    49   $    49   $    49   $    39   $    77   $    20   $     7
                                                  =======   =======   =======   =======   =======   =======   =======

WEIGHTED-AVERAGE INTEREST RATE ON LOANS
SECURITIZED:
   Business loans.............................     16.15%    15.93%    15.53%    15.95%    15.79%    15.93%    15.98%
   Home equity loans..........................     11.00%    10.79%    10.51%    10.62%    10.85%    11.51%    11.16%
   Total......................................     11.81%    11.62%    11.23%    11.19%    11.47%    12.86%    13.93%

Percentage of first mortgage loans............        85%       87%       88%       94%       90%       83%       78%
Weighted-average loan-to-value................        76%       76%       76%       77%       76%       77%       64%
Weighted-average remaining term (months) on
  loans securitized...........................        182       187       193       191       181       137        97

Original balance of Trust Certificates........    $   220   $   219   $   219   $   184   $   498   $   171   $    61
Current balance of Trust Certificates.........    $    44   $    44   $    44   $    35   $    69   $    17   $     4
Weighted-average pass-through interest rate to
  Trust Certificate holders...................      7.02%     6.86%     6.73%     6.56%     6.38%     7.17%     7.67%
Highest Trust Certificate pass-through interest
  rate........................................      7.68%     7.49%     7.13%     6.58%     6.94%     7.53%     7.95%

OVERCOLLATERALIZATION REQUIREMENTS(C):
REQUIRED PERCENTAGES:
   Initial....................................      1.00%     1.00%     0.50%     0.50%     1.50%     2.43%     1.94%
   Final target...............................      5.50%     5.00%     5.00%     5.00%     5.10%     7.43%     8.94%
   Stepdown overcollateralization.............     11.00%    10.00%    10.00%    10.00%    10.21%    14.86%    16.45%
REQUIRED DOLLAR AMOUNTS:
     Initial..................................    $     2   $     2   $     1   $     1   $     7   $     4   $     1
     Final target.............................    $    12   $    11   $    11   $     9   $    26   $    13   $     6
CURRENT STATUS:
    Overcollateralization amount..............    $     5   $     5   $     5   $     4   $     8   $     3   $     3
    Final target reached or anticipated date
      to reach................................        Yes       Yes       Yes       Yes       Yes       Yes       Yes
    Stepdown reached or anticipated date to
      reach...................................        Yes    Yes(b)       Yes       Yes       Yes       Yes    Yes(b)

ANNUAL SURETY FEE  (C)........................      0.21%     0.21%     0.19%     0.19%     0.22%     0.26%     0.18%

SERVICING RIGHTS:
   Original balance...........................    $    10   $    10   $    10   $     8   $    18   $     7   $     4
   Current balance............................    $     2   $     2   $     2   $     2   $     3   $     1   $     1

--------------------
(a) Amounts represent combined balances and weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools. Under the terms of a September 27, 2004 sale agreement, we sold the interest-only strips related to 1996-2, 1997-1, 1997-2, 1998-1 and 1998-2.
(b) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "-- Trigger Management" for further detail.
(c) See "- Interest-Only Strips" for a discussion of credit enhancements in our securitizations and "- Overcollateralization Requirements" for further detail on overcollateralization.

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

         At June 30, 2004, we applied a discount rate of 11% to the estimated residual cash flows. This is an increase from the discount rate of 10% applied in the March 31, 2004 and December 31, 2003 valuations. The increase to 11% at June 30, 2004 was made to reflect an increase in market interest rates that had occurred since the end of the March 2004 quarter. In determining the discount rate that we apply to residual cash flows, we follow what we believe to be a practice of other companies in the non-conforming mortgage industry. That is, to determine the discount rate by adding an interest rate spread to the all-in cost of securitizations to account for the risks involved in securitization assets. The all-in cost of the securitization trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees, where applicable, generally range from 19 to 22 basis points combined. From industry experience comparisons and our evaluation of the risks inherent in our securitization assets, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates. From June 30, 2000 through March 31, 2003, we had applied a discount rate of 13% to residual cash flows. On June 30, 2003, we reduced that discount rate to 11% and on December 31, 2003 we further reduced that discount rate to 10%, to reflect the impact of sustained decreases in market interest rates.

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

         o At origination, approximately 90% to 95% of securitized business purpose loans had prepayment fees and approximately 80% to 85% of securitized home equity loans had prepayment fees. At June 30, 2004 in our total portfolio, approximately 45% to 50% of securitized business purpose loans had prepayment fees and approximately 50% to 55% of securitized home equity loans had prepayment fees. Our historical experience indicates that prepayment fees lengthen the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the securitized loans.

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

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5% on overcollateralization cash flows. At June 30, 2003 we reduced the minimum discount rate to 5.0% to reflect the sustained decline in interest rates. At June 30, 2003 and 2004, the average discount rate applied to projected overcollateralization cash flows was 7%. This discount rate is lower than the discount rate applied to residual cash flows because the risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire unpaid principal balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2004 and 2003.

         PREPAYMENT RATES. The assumptions we use to estimate future prepayment rates are regularly compared to actual prepayment experience of the individual securitization pools of mortgage loans and to an average of the actual experience of other similar pools of mortgage loans at the same age. Current economic conditions, current interest rates, loans repurchased from securitization trusts and other factors are considered in our analysis of prepayment experience and in forecasting future prepayment levels.

         Our analysis of prepayment experience and our forecast of prepayments consider that prepayments on securitized loans may be initiated by the borrower, such as a refinancing for a lower interest rate, initiated by the servicer in the collection process for delinquent loans, or as a result of our repurchase of delinquent loans from the securitization trusts for trigger management. See "-- Trigger Management" for a discussion of our loan repurchase activities and the amount of loans we have repurchased from securitization trusts. Prepayments initiated by the borrower are viewed as voluntary prepayments. Voluntary prepayments are the most significant component of our prepayment experience, generally representing approximately 91% of total prepayments, and are full cash payoffs of a securitized loan. Prepayments initiated by the servicer are viewed as involuntary prepayments, generally representing approximately 4% of our total prepayment experience and are the result of delinquent loan bulk sales, REO liquidations and settlements on delinquent loans. Losses on these involuntary prepayments are absorbed by the securitization trusts. See "-- Credit Loss Rates." Prepayments as a result of our repurchase of delinquent loans from the securitization trusts are also viewed as involuntary and generally represent approximately 5% of our total prepayment experience. Losses on the liquidation of repurchased loans are absorbed on our books. See "-- Credit Loss Rates." Both voluntary and involuntary loan prepayments are incorporated in our prepayment assumption forecasts.

         Our practice in forecasting prepayment assumptions had been to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans was less than a year old even though actual experience may be different. During that period, before a pool of mortgage loans reached its expected constant prepayment rate, actual experience both quantitatively and qualitatively was generally not considered sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different from the average. For pools of mortgage loans greater than one-year old, prepayment experience trends for an individual pool was considered to be more significant. For these pools, adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the variance from average experience is significant and is expected to continue.

         As was previously discussed, for the past eleven quarters, our actual prepayment experience was generally higher, most significantly on home equity loans, than our historical averages for prepayments prior to that eleven-quarter period. The long duration of historically low interest rates, combined with increasing home values and high consumer debt levels has given borrowers an extended opportunity to engage in mortgage refinancing activities, which resulted in elevated prepayment experience. Low interest rates and increasing home values provide incentive to borrowers to convert high cost consumer debt into lower rate tax deductible loans. As home values have increased, lenders have been highly successful in educating borrowers that they have the ability to access the cash value in their homes.

         The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels difficult. We assumed for each quarter end valuation that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Economic conditions and published mortgage industry surveys supported our assumption. We believe that once we are beyond the low interest rate environment and its imnpact on prepayments, the long recurring and highly unfavorable prepayment experience over the last eleven quarters will subside. Also, the rate of increase in home values has slowed considerably, which we expect will mean that fewer borrowers will have excess value in their homes to access. As a result of our analysis of these factors, we believe prepayments will continue to remain at higher than normal levels for the near term before declining to historical prepayment levels and then further declining in the future. See the table "-- Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience at June 30, 2004" for our current prepayment assumptions. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets. See "-- Securitizations" for further detail regarding the impact of our recent prepayment experience and published information available from the Mortgage Bankers Association of America.

         In addition to the use of prepayment fees on our loans, we have implemented programs and strategies in an attempt to reduce loan prepayments in the future. These programs and strategies may include providing information to a borrower regarding costs and benefits of refinancing, which at times may demonstrate a refinancing option is not in the best economic interest of the borrower. Other strategies include offering second mortgages to existing qualified borrowers or offering financial incentives, such as our customer retention incentive program, to qualified borrowers to deter prepayment of their loan. We cannot predict with certainty what the impact these efforts will have on our future prepayment experience.

         CREDIT LOSS RATES. Credit loss rates are analyzed in a similar manner to prepayment rates. Credit loss assumptions are compared to actual loss experience for individual mortgage loan pools and averages for similar mortgage loan pools. Delinquency trends, economic conditions, loans repurchased from securitization trusts and other factors are also considered. If our analysis indicates that loss experience may be different from our assumptions, we would adjust our assumptions as necessary. See the table "-- Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience at June 30, 2004" for our current credit loss assumptions and actual credit loss experience. However, we cannot predict with certainty what credit loss experience will be in the future. Any unfavorable difference between the assumptions used to value securitization assets and actual experience may have a significant adverse impact on the value of these assets.

         We may elect to repurchase delinquent loans from securitization trusts to limit the level of delinquencies and losses in the securitization trusts, and as a result, we can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from our interest-only strips. See "-- Trigger Management" for a discussion of our loan repurchase activities and the amount of loans we have repurchased from securitization trusts. Once a loan has been included in a pool of securitized loans, its performance, including historical loss experience if the loan has been repurchased, is reflected in the performance of that pool of mortgage loans.

         We may enter into deferment and forbearance arrangements with borrowers in our managed portfolio who experience financial hardships. See "-- On Balance Sheet Portfolio Quality -- Deferment and Forbearance Arrangements" and "-- Total Portfolio Quality -- Deferment and Forbearance Arrangements" for more detail regarding these arrangements. Any credit losses ultimately realized on these arrangements are included in total historical losses of the loans' original pool of securitized loans, which are used in developing credit loss assumptions.

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

         SENSITIVITY ANALYSIS. The table below summarizes at June 30, 2004 the amount of securitized loans in our securitization trusts, the carry value of our securitization assets and the weighted-average life of our securitized loans.

Securitized collateral balance...................................  $ 1,928,086
Balance sheet carrying value of retained interests (a)...........  $   532,824
Weighted-average collateral life (in years)......................          5.0

-----------------
(a) Amount includes interest-only strips and servicing rights.

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

                                                  IMPACT OF ADVERSE CHANGE
                                                ----------------------------
                                                10% CHANGE        20% CHANGE
                                                ----------        ----------
Prepayment speed.............................   $   21,427        $   41,611
Credit loss rate.............................        3,994             7,987
Floating interest rate certificates (a)......          949             1,899
Discount rate................................       17,510            33,926

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

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
          VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT JUNE 30, 2004

                                                  2003-2    2003-1   2002-4   2002-3   2002-2   2002-1   2001-4
                                                  ------    ------   ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
  Initial valuation..........................        11%       13%      13%      13%      13%      13%      13%
  Current valuation..........................        11%       11%      11%      11%      11%      11%      11%
Interest-only strip overcollateralization
discount rate:
  Initial valuation..........................         8%        7%       9%       7%       7%       7%       7%
  Current valuation..........................         8%        5%       9%       7%       7%       7%       5%
Servicing rights discount rate:
  Initial valuation..........................        (e)       11%      11%      11%      11%      11%      11%
  Current valuation..........................        (e)        9%       9%       9%       9%       9%       9%

Prepayment rates(a):
  INITIAL ASSUMPTION (B):
     Business loans..........................        11%       11%      11%      11%      11%      11%      11%
     Home equity loans.......................        22%       22%      22%      22%      22%      22%      22%
  Ramp period (months):
     Business loans..........................         27        27       27       27       27       27       27
     Home equity loans.......................         30        30       30       30       30       30       30
  CURRENT  EXPERIENCE (C):
     Business loans..........................        15%       28%      15%      23%      25%      31%      19%
     Home equity loans.......................        31%       55%      48%      45%      42%      44%      38%
  CURRENT ASSUMPTION(D):
     Business loans
       Months 1 through 3....................        13%       23%      16%      21%      35%      28%      29%
       Months 4 through 12...................        16%       21%      21%      20%      17%      14%      11%
       Months thereafter.....................        16%       10%      10%      10%      10%      10%      10%
     Home equity loans
       Months 1 through 3....................        30%       43%      39%      37%      35%      37%      39%
       Months 4 through 12...................        20%       20%      20%      20%      20%      20%      20%
       Months 13 through 24..................        15%       15%      15%      15%      15%      15%      15%
       Months thereafter.....................        12%       12%      12%      12%      12%      12%      12%

Annual credit loss rates:
  Initial assumption.........................      0.52%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
  Actual experience..........................      0.05%     0.02%    0.05%    0.11%    0.15%    0.15%    0.23%
  Current assumption.........................      0.52%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%

Servicing fees:
  Contractual fees...........................        (e)     0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
  Ancillary fees.............................        (e)     1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

---------------------
(a) Prepayment rates are expressed as Constant Prepayment Rate (CPR).
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.
(c) Current experience is a six-month historical average.
(d) Current assumption is a blended average projected during the time period described.
(e) Servicing rights for the 2003-2 loans were sold to a third party servicer.

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
    VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT JUNE 30, 2004 (CONTINUED)

                                            2001-3    2001-2   2001-1   2000-4   2000-3   2000-2   2000-1
                                            ------    ------   ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation.....................      13%       13%      13%      13%      13%      13%      11%
   Current valuation.....................      11%       11%      11%      11%      11%      11%      11%
Interest-only strip
overcollateralization discount rate:
   Initial valuation.....................       7%        7%       6%       7%       8%       8%       8%
   Current valuation.....................       6%        7%       6%       7%       8%       8%       8%
Servicing rights discount rate:
   Initial valuation.....................      11%       11%      11%      11%      11%      11%      11%
   Current valuation.....................       9%        9%       9%       9%       9%       9%       9%

Prepayment rates (a):
   INITIAL ASSUMPTION (B):
     Business loans .....................      11%       11%      11%      10%      10%      10%      10%
     Home equity loans...................      22%       22%      22%      24%      24%      24%      24%
   Ramp period (months):
     Business loans......................       24        24       24       24       24       24       24
     Home equity loans...................       30        30       30       24       24       24       18
   CURRENT EXPERIENCE (C):
     Business loans......................       9%       30%      31%      29%      44%      17%      31%
     Home equity loans...................      39%       41%      48%      40%      40%      35%      44%
   CURRENT ASSUMPTION (D):
     Business loans
       Months 1 through 3................      22%       14%      24%      31%      14%      17%      11%
       Months 4 through 12...............      10%       10%      11%      11%      12%      10%      11%
       Months thereafter.................      10%       10%      10%      10%      10%      10%      10%
     Home equity loans
       Months 1 through 3................      38%       35%      34%      28%      36%      33%      23%
       Months 4 through 12...............      20%       20%      20%      20%      20%      20%      20%
       Months 13 through 24..............      15%       15%      15%      15%      15%      15%      15%
       Months thereafter.................      12%       12%      12%      12%      12%      12%      12%

Annual credit loss rates:
   Initial assumption....................    0.40%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
   Actual experience.....................    0.46%     0.53%    0.85%    0.50%    0.53%    0.56%    0.72%
   Current assumption....................    0.50%     0.50%    0.55%    0.50%    0.50%    0.55%    0.70%

Servicing fees:
  Contractual fees.......................    0.50%     0.50%    0.50%    0.70%    0.50%    0.50%    0.50%
  Ancillary fees.........................    1.25%     1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

-----------------
(a) Prepayment rates are expressed as Constant Prepayment Rate (CPR).
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.
(c) Current experience is a six-month historical average.
(d) Current assumption rates are a blended average during the projected time period described.

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
    VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT JUNE 30, 2004 (CONTINUED)

                                                   1999-4   1999-3   1999-2   1999-1  1998(e)  1997(e)  1996(e)
                                                   ------   ------   ------   ------  -------  -------  -------
Interest-only strip residual discount rate:
   Initial valuation............................      11%      11%      11%      11%      11%      11%      11%
   Current valuation............................      11%      11%      11%      11%      11%      11%      11%
Interest-only strip overcollateralization
discount rate:
   Initial valuation............................       8%       7%       7%       7%       7%       7%       8%
   Current valuation............................       8%       7%       7%       7%       7%       7%       8%
Servicing rights discount rate:
   Initial valuation............................      11%      11%      11%      11%      11%      11%      11%
   Current valuation............................       9%       9%       9%       9%       9%       9%       9%

Prepayment rates(a):
   INITIAL ASSUMPTION (B):
     Business loans ............................      10%      10%      10%      10%      13%      13%      13%
     Home equity loans..........................      24%      24%      24%      24%      24%      24%      24%
   Ramp period (months):
     Business loans.............................       24       24       24       24       24       24       24
     Home equity loans..........................       18       18       18       18       12       12       12
   CURRENT EXPERIENCE (C):
     Business loans.............................      27%      27%      33%      16%      19%      29%      24%
     Home equity loans..........................      44%      32%      40%      33%      30%      21%      22%
   CURRENT ASSUMPTION (D):
     Business loans
       Months 1 through 3.....................        17%      28%      16%      18%      23%      22%      32%
       Months 4 through 12....................        11%      11%      12%      10%      11%      12%      10%
       Months thereafter......................        10%      10%      10%      10%      10%      10%      10%
     Home equity loans
       Months 1 through 3.....................        33%      25%      27%      31%      29%      31%      44%
       Months 4 through 12....................        20%      20%      20%      20%      20%      20%      20%
       Months 13 through 24                           15%      15%      15%      15%      15%      15%      15%
       Months thereafter......................        12%      12%      12%      12%      12%      12%      12%

Annual credit loss rates:
   Initial assumption...........................    0.30%    0.25%    0.25%    0.25%    0.25%    0.25%    0.25%
   Actual experience............................    0.79%    0.68%    0.44%    0.54%    0.53%    0.35%    0.38%
   Current assumption...........................    0.85%    0.65%    0.45%    0.55%    0.58%    0.40%    0.45%

Servicing fees:
   Contractual fees.............................    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees...............................    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

-------------------
(a) Prepayment rates are expressed as Constant Prepayment Rate (CPR).
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.
(c) Current experience is a six-month historical average.
(d) Current assumption is a blended average during the projected time period described.
(e) Amounts represent weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools. Under the terms of a September 27, 2004 sale agreement, we sold the interest-only strips related to 1996-2, 1997-1, 1997-2, 1998-1 and 1998-2.

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

         The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. On a quarterly basis, we evaluate capitalized servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. See "-- Application of Critical Accounting Estimates -- Servicing Rights" for a discussion of the $6.8 million write down of servicing rights recorded in fiscal 2004 including the impact of our sale of servicing rights related to five of our securitization trusts under the terms of a September 27, 2004 sale agreement and "-- Impact of Changes in Critical Accounting Estimates in Prior Fiscal Years" for a discussion of the $5.3 million write down of servicing rights recorded in fiscal 2003.

         On June 30, 2003, we reduced the discount rate on servicing rights cash flows to 9% and used the same discount rate to value servicing rights at June 30, 2004. In determining the discount rate applied to calculate the present value of cash flows from servicing rights, management has subtracted a factor from the discount rate used to value residual cash flows from interest-only strips to provide for the lower risks inherent in servicing assets. Unlike the interest-only strips, the servicing asset is not exposed to credit losses. Additionally, the distribution of the contractual servicing fee cash flow from the securitization trusts is senior to both the trusts' investor certificates and our interest-only strips. This priority of cash flow reduces the risks associated with servicing rights and thereby supports a lower discount rate than the rate applied to residual cash flows from interest-only strips. Cash flows related to ancillary servicing fees, such as prepayment fees, late fees, and non-sufficient fund fees are retained directly by us.

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

         The origination of a high percentage of loans with prepayment fees impacts our servicing rights and income in two ways. Prepayment fees help reduce the likelihood of a borrower prepaying their loan. This results in prolonging the length of time a loan is outstanding, which increases the contractual servicing fees to be collected over the life of the loan. Additionally, the terms of our servicing agreements with the securitization trusts allow us to retain prepayment fees collected from borrowers as part of our compensation for servicing loans.

         In addition, although prepayments increased in recent periods compared to our historical averages, we have generally found that the non-conforming mortgage market is less sensitive to prepayments due to changes in interest rates than the conforming mortgage market where borrowers have more favorable credit history for the following reasons. First, there are relatively few lenders willing to supply credit to non-conforming borrowers, which limits those borrowers' opportunities to refinance. Second, interest rates available to non-conforming borrowers tend to adjust much slower than conforming mortgage interest rates which reduces the non-conforming borrowers' opportunity to capture economic value from refinancing.

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, we believe the prepayment experience on our total portfolio is more stable than the mortgage market in general. We believe this stability has favorably impacted our ability to value the future cash flows from our servicing rights and interest-only strips because it increased the predictability of future cash flows. However, for the past eleven quarters, our prepayment experience has exceeded our expectations for prepayments on our total portfolio and as a result we have written down the value of our securitization assets. See "-- Securitizations" for further detail of the effects prepayments that were above our expectations have had on the value of our securitization assets.

WHOLE LOAN SALES

         We also sell loans with servicing released, which we refer to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. See " -- Securitizations" for information on the volume of whole loan sales and premiums recorded for the fiscal years ended June 30, 2004, 2003 and 2002. Loans reported as sold on a whole loan basis were generally loans that we originated specifically for a whole loan sale and exclude impaired loans, which may be liquidated by selling the loan. See "-- Overview -- Business Strategy Adjustments" for detail on our adjustment in business strategy from originating loans predominantly for publicly underwritten securitizations, to originating loans for a combination of whole loan sales and smaller securitizations.

         Many of our whole loan sale agreements with purchasers include recourse provisions obligating us to repurchase loans at the sales price in the event of unfavorable delinquency performance of the loans sold or to refund premiums if a sold loan prepays within a specified period. The duration of these obligations typically ranges from 60 days to one year from the date of the loan sale. Premium refund obligations typically decline monthly over the obligation period. We reserve for these premium obligations at the time of sale through an expense charge against the gain on sale. The amount of the reserve is calculated based on the expected near term delinquency and prepayment performance of the sold loans and the premiums received at the time of sale. At June 30, 2004, the reserve for repurchase and payoff obligations of premiums received, included in miscellaneous liabilities on the balance sheet, was $307 thousand.

         The following table summarizes as of June 30, 2004, the aggregate principal balance of loans which we have sold with recourse that are still subject to recourse provisions and the quarter during which our recourse obligations on those loans terminate (in thousands):

                                             PRINCIPAL
          QUARTER ENDED                       BALANCE
          -------------                      ---------
          September 30, 2004............      $443,306
          December 31, 2004.............        73,512
          March 31, 2005................         4,346
          June 30, 2005.................       102,827
                                              --------
                                              $623,991
                                              ========

RESULTS OF OPERATIONS

                            SUMMARY FINANCIAL RESULTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     YEAR ENDED JUNE 30,                 PERCENTAGE CHANGE
                                  ------------------------      -------------------------------------
                                     2004           2003          2002         '04/'03       '03/'02
                                  ----------      --------      ---------      --------      --------
  Total revenues................  $   97,072      $241,406      $ 247,901       (59.8)%         (2.6)%
  Total expenses................  $  276,794      $290,426      $ 234,351        (4.7)%         23.9%
  Income (loss) before dividends
    on preferred stock..........  $ (111,428)     $(29,902)     $   7,859      (272.6)%       (480.5)%

  Dividends on preferred stock..  $    3,718      $     --      $      --          --            --
  Net income (loss) attributable
    to common stock.............  $ (115,146)     $(29,902)     $   7,859      (285.1)%       (480.5)%

  Return on average assets......      (11.60)%       (3.07)%         0.94%
  Return on average equity......     (566.80)%      (44.20)%        11.75%


  Earnings (loss) per common share:
     Basic......................  $   (34.07)     $  (9.32)     $    2.44      (265.6)%       (482.0)%
     Diluted....................  $   (34.07)     $  (9.32)     $    2.26      (265.6)%       (512.4)%

  Common dividends declared per
    share.......................  $       --      $  0.291      $   0.255      (100.0)%         14.1%

OVERVIEW

         FISCAL YEAR ENDED JUNE 30, 2004. For fiscal 2004, we recorded a net loss attributable to common stock of $115.1 million compared to a net loss of $29.9 million in fiscal 2003. During fiscal 2004, preferred dividends of $3.7 million were recorded on the Series A preferred stock, which was issued in the exchange offers. There were no preferred dividends in fiscal 2003.

         The loss for fiscal 2004 primarily resulted from our previously discussed short-term liquidity issues, including the absence of credit facilities until the second quarter of fiscal 2004, which substantially reduced our loan origination volume and our ability to generate revenues, our inability to complete a publicly underwritten securitization during fiscal 2004, and our shift in business strategy to focus on whole loan sales. Additionally, a charge to the income statement of $46.4 million for pre-tax valuation adjustments on our securitization assets and operating expense levels that would support greater loan origination volume also contributed to the loss for fiscal 2004. Loan origination volume decreased to $982.7 million in fiscal 2004, compared to origination volume of $1,666.5 million in fiscal 2003. Primarily as a result of this decline in loan originations and our business strategy adjustments, combined gains on sales of loans through securitizations and whole loan sales declined $137.8 million from $171.6 million in fiscal 2003, to $33.8 million in fiscal 2004. While we originated loans at a substantially reduced level during the first three quarters of fiscal 2004, our expense base for the period would have supported greater origination volume.

         See discussions below for more detail on loan originations, gains on sale of loans, securitization assets valuation adjustments, and other revenues and expenses.

         Total stockholders' equity was reduced to $11.9 million at June 30, 2004 as a result of the $115.1 million net loss attributable to common stock and the $17.4 million pre-tax reduction to other comprehensive income for adjustments on our securitization assets for fiscal 2004, partially offset by the issuance of $93.8 million of Series A preferred stock in the exchange offer closing through June 30, 2004.

         The loss per common share for fiscal 2004 was $34.07 on average common shares of 3,380,000 compared to a loss per common share of $9.32 on average common shares of 3,210,000 for fiscal 2003. No common dividends were paid in fiscal 2004. Common dividends of $0.291 per share were paid in fiscal 2003.

         On May 13, 2004, our Board of Directors declared a 10% stock dividend payable June 8, 2004 to common shareholders of record on May 25, 2004. In conjunction with the Board's resolution, all outstanding stock options and related exercise prices were adjusted. Accordingly, all outstanding common shares, earnings per common share, average common share and stock option amounts presented have been adjusted to reflect the effect of this stock dividend. Amounts presented for fiscal 2002 have been similarly adjusted for the effect of a 10% stock dividend declared on August 21, 2002, which was paid on September 13, 2002 to common shareholders of record on September 3, 2002.

         The following schedule details our loan originations during the fiscal years ended June 30, 2004, 2003 and 2002, by loan type (in thousands):

                                             YEAR ENDED JUNE 30,
                                  ------------------------------------------
                                     2004           2003            2002
                                  ----------    ------------    ------------
Home mortgage loans.............. $  982,093    $  1,543,730    $  1,246,505
Business purpose loans...........        587         122,790         133,352
                                  ----------    ------------    ------------
Total loan originations.......... $  982,680    $  1,666,520    $  1,379,857
                                  ==========    ============    ============

         Home mortgage loans are originated by our subsidiaries, HomeAmerican Credit, doing business as Upland Mortgage, and American Business Mortgage Services, Inc., and purchased through the Bank Alliance Services program. Total home mortgage loan originations decreased $561.6 million, or 36.4%, for fiscal 2004 to $982.1 million from $1.5 billion for fiscal 2003. Liquidity issues had substantially reduced our ability to originate home mortgage loans. Our adjusted business strategy emphasizes whole loan sales, smaller publicly underwritten or privately-placed securitizations and reducing costs. Based on our adjusted business strategy, we no longer originate loans through retail branches, which were a high cost origination channel, and plan to continue increasing our broker channel origination sources. Our home mortgage loan origination subsidiaries will continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process as we work through our liquidity issues. In addition, as part of our focus on developing broker relationships, a lower cost source of originations, we acquired broker operations located in West Hills, California and Austin, Texas, opened new offices in Irvine, California and Edgewater, Maryland to support our broker operations and have expanded the broker business within HomeAmerican Credit. See "Business -- Business Strategy."

         The following schedule details our home mortgage loan originations by source for the fiscal years ended June 30, 2004, 2003 and 2002 (in thousands):

                                             YEAR ENDED JUNE 30,
                                  ------------------------------------------
                                     2004           2003            2002
                                  ----------    ------------    ------------
Direct channel..................  $  467,406    $    538,877    $    488,110
Retail branches.................         649         160,272         127,207
Broker channel..................     371,777         642,670         485,267
Bank Alliance Services program .     142,261         201,911         145,921
                                  ----------    ------------    ------------
Total home mortgage loans.......  $  982,093    $  1,543,730    $  1,246,505
                                  ==========    ============    ============

         During fiscal 2004, our subsidiary, American Business Credit, Inc., originated $587 thousand in business purpose loans. During fiscal year ended June 30, 2003, American Business Credit, Inc. originated $122.8 million of business purpose loans. Previously discussed liquidity issues substantially reduced our ability to originate business purpose loans in fiscal 2004. Pursuant to our adjusted business strategy and depending on the availability of a credit facility to fund business purpose loans, we may continue to originate business purpose loans, however at lower volumes, to meet demand in the whole loan sale and securitization markets. See "Business -- Business Strategy."

YEAR ENDED JUNE 30, 2004 COMPARED TO YEAR ENDED JUNE 30, 2003

REVENUES

         TOTAL REVENUES. For fiscal 2004, total revenues decreased $144.3 million, or 59.8%, to $97.1 million from $241.4 million for fiscal 2003. Our ability to borrow under credit facilities to finance new loan originations was limited for much of the first six months of fiscal 2004 and our inability to complete a publicly underwritten securitization in all of fiscal 2004 (we completed a privately-placed securitization during the second quarter of fiscal 2004 discussed below) accounted for this decrease in total revenues. While we currently believe we will continue to have credit facilities available to finance new loan obligations and therefore do not anticipate further decreases in total revenues, we cannot assure you that we will be successful in maintaining existing credit facilities, or replacing or obtaining alternative credit facilities.

         GAIN ON SALE OF LOANS - SECURITIZATIONS. For fiscal 2004, gains of $15.1 million were recorded on the securitization of $141.4 million of loans. This was a decrease of $155.9 million, or 91.2% below gains of $171.0 million recorded on securitizations of $1.4 billion of loans for fiscal 2003.

         The decrease in securitization gains for fiscal 2004 was due to our inability to complete a publicly underwritten securitization in all of fiscal 2004 and our reduced level of loan originations in fiscal 2004. We completed a privately-placed securitization, with servicing released, recognizing gains on $135.9 million of loans on October 31, 2003. The $15.1 million in gains recorded in fiscal 2004 resulted from $135.9 million of loans securitized in the second quarter, the sale of $5.5 million of loans into an off-balance sheet facility before its expiration on July 5, 2003 and additional gains realized from our residual interests in $35.0 million of loans remaining in the off-balance sheet facility from June 30, 2003 until the October 31, 2003 privately-placed securitization.

         GAIN ON SALE OF LOANS - WHOLE LOAN SALES. Gains on whole loan sales increased to $18.7 million for the year ended June 30, 2004 from gains of $0.7 million for the year ended June 30, 2003. The volume of whole loan sales increased $780.4 million, to $808.4 million for the year ended June 30, 2004 from $28.0 million for the year ended June 30, 2003. The increase in the volume of whole loan sales for the year ended June 30, 2004 resulted from our adjusted business strategy which emphasizes more whole loan sales and our inability to complete securitizations in the fourth quarter of fiscal 2003 and the first, third and fourth quarters of fiscal 2004. Due to our adjusted business strategy, we anticipate further increases in gains on whole loan sales. See "Business -- Business Strategy" and "-- Liquidity and Capital Resources" for further detail.

         INTEREST AND FEES. For the year ended June 30, 2004, interest and fee income decreased $1.7 million, or 8.6%, to $17.7 million compared to $19.4 million in fiscal 2003. Interest and fee income consists primarily of interest income earned on loans available for sale, interest income on invested cash and other ancillary fees collected in connection with loans originated and sold during the same quarter.

         The following schedule details interest and fees for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                              YEAR ENDED JUNE 30,
                                      --------------------------------------
                                         2004          2003          2002
                                      ----------    ----------    ----------
Interest on loans and invested cash.. $   12,901    $   10,495    $    9,506
Other fees...........................      4,831         8,900         9,384
                                      ----------    ----------    ----------
Total interest and fees.............. $   17,732    $   19,395    $   18,890
                                      ==========    ==========    ==========

         During the year ended June 30, 2004, interest income increased $2.4 million, or 22.9%, to $12.9 million from $10.5 million for the year ended June 30, 2003. The increase for the twelve-month period resulted from our carrying a higher average loan balance during the first, third, and fourth quarters of fiscal 2004 as compared to fiscal 2003 due to our inability to complete securitizations in the fourth quarter of fiscal 2003 and the first, third and fourth quarters of fiscal 2004. This increase was partially offset by a decrease of $0.6 million of investment interest income due to lower invested cash balances and lower interest rates on invested cash balances due to general decreases in market interest rates.

         Other fees decreased $4.1 million for the year ended June 30, 2004, or 45.7%, to $4.8 million from $8.9 million for the year ended June 30, 2003. This decrease was mainly due to our reduced ability to originate loans during the first nine months of fiscal 2004. While we currently believe we will continue to have credit facilities available to finance new loan obligations and therefore do not anticipate further decreases in other fees, we cannot assure you that we will be successful in maintaining existing credit facilities, or replacing or obtaining alternative credit facilities. Additionally, our ability to collect certain fees in connection with loans we originate and sell in the future may be impacted by proposed laws and regulations by various authorities. See "-- Legal and Regulatory Considerations."

         INTEREST ACCRETION ON INTEREST-ONLY STRIPS. Interest accretion of $40.2 million was earned in fiscal 2004 compared to $47.3 million in fiscal 2003. The decrease reflects the decline in the balance of our interest-only strips of $139.2 million, or 23.3%, to $459.1 million at June 30, 2004 from $598.3 million at June 30, 2003. However, cash flows from interest-only strips for the year ended June 30, 2004 totaled $151.1 million, an increase of $63.9 million from the year ended June 30, 2003 due to additional securitizations reaching final target overcollateralization levels and stepdown overcollateralization levels. We expect to experience continued declines in the amount of interest accretion on our interest-only strips until we can resume selling our loans into quarterly securitizations.

         SERVICING INCOME. Servicing income is comprised of contractual and ancillary fees collected on securitized loans serviced for others, less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the year ended June 30, 2004, servicing income increased $1.8 million, or 59.1%, to $4.9 million from $3.1 million for the year ended June 30, 2003. Contractual fees decreased in fiscal 2004 compared to fiscal 2003 due to the decline in our managed portfolio resulting primarily from our inability to complete securitizations in four of the five quarters from June 2003 to June 2004. This was partially offset by an increase in loan prepayment fees received in fiscal 2004. The amortization of servicing rights decreased due to lower fees received. Amortization is recognized in proportion to contractual and ancillary fees collected.

         The following table summarizes the components of servicing income for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                YEAR ENDED JUNE 30,
                                     ------------------------------------------
                                        2004           2003            2002
                                     ----------    ------------    ------------
Contractual fees..................   $   12,486    $     15,943    $     13,624
Prepayment fees...................       23,424          19,787          13,011
Other ancillary fees..............        7,702           9,205           8,679
Amortization of servicing rights..      (38,762)        (41,886)        (29,831)
                                     ----------    ------------    ------------
Net servicing income..............   $    4,850    $      3,049    $      5,483
                                     ==========    ============    ============

         On September 27, 2004, we sold the servicing rights related to five of our mortgage securitization trusts. This sale will not have a significant impact on our future net servicing income. In fiscal 2004, we recognized net servicing income of $170 thousand for servicing these five securitization trusts.

         OTHER INCOME. On January 22, 2004, we executed an agreement to sell our interests in the remaining leases in our portfolio. The terms of the agreement included a cash sale price of approximately $4.8 million in exchange for our lease portfolio balance as of December 31, 2003. We received the cash from this sale in January 2004 and recognized a net gain of $0.5 million.

EXPENSES

         TOTAL EXPENSES. Total expenses decreased $13.6 million, or 4.7%, to $276.8 million for the year ended June 30, 2004 compared to $290.4 million for the year ended June 30, 2003. The decrease for the period was mainly a result of decreases in sales and marketing expenses, general and administrative expenses, decreases in losses on derivative financial instruments and securitization assets valuation adjustments during the year ended June 30, 2004, partially offset by increases in provision for credit losses and employee related costs.

         INTEREST EXPENSE. The three major components of interest expense are interest on subordinated debentures, interest on warehouse lines of credit used to fund loans, and interest on senior collateralized subordinated notes. During fiscal 2004, interest expense increased only $40 thousand, remaining constant at $68.1 million, compared to the same amount for the year ended June 30, 2003. However, as a result of the exchange offers, we recorded preferred dividends of $3.7 million in fiscal 2004 on the Series A preferred stock issued in exchange for subordinated debentures. In fiscal 2005, we anticipate preferred dividends will exceed $14 million.

         The increase in interest expense to fund loans due to higher average outstanding balances under warehouse lines of credit and interest expense on senior collateralized subordinated notes in the exchange offers were offset by a decrease in interest expense on subordinated debentures due to the decline in average subordinated debentures outstanding as a result of the exchange offers.

         The following schedule details interest expense for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                YEAR ENDED JUNE 30,
                                      --------------------------------------
                                         2004          2003          2002
                                      ----------    ----------    ----------
Interest on subordinated debentures.. $   61,386    $   66,480    $   67,223
Interest to fund loans...............      4,121         1,527         1,429
Interest on senior collateralized
  subordinated notes ................      2,519            --            --
Other interest.......................        112            91            31
                                      ----------    ----------    ----------
Total interest expense............... $   68,138    $   68,098    $   68,683
                                      ==========    ==========    ==========

         Average subordinated debentures outstanding during fiscal 2004 were $648.5 million compared to $690.7 million during the year ended June 30, 2003. The decrease was primarily the result of the exchange offers. Average interest rates paid on subordinated debentures were 9.15% during the year ended June 30, 2004 compared to 9.27% during the year ended June 30, 2003 and 10.64% during the year ended June 30, 2002.

         We had reduced the interest rates offered on subordinated debentures beginning in the fourth quarter of fiscal 2001 and had continued reducing rates through the fourth quarter of fiscal 2003 in response to decreases in market interest rates as well as declining cash needs during that period. The weighted-average interest rate of subordinated debentures issued at its peak rate, which was the month of February 2001, was 11.85%, compared to the average interest rate of 7.49% on subordinated debentures issued in the month of June 2003. However, during fiscal 2004, the weighted-average interest rate on subordinated debentures we issued had steadily increased, reflecting our financial condition. The weighted-average interest rate on subordinated debentures we issued during the month of June 2004 was 11.09%. We expect to reduce the interest rates offered on subordinated debentures over time as our business and cash needs, our financial condition, liquidity, future results of operations, market interest rates and competitive factors permit.

         The average outstanding balances under warehouse lines of credit were $126.8 million during the year ended June 30, 2004, compared to $51.1 million during the year ended June 30, 2003. The increase in the average balance on warehouse lines was due to a higher volume of loans held on balance sheet during fiscal 2004 as a result of our inability to complete securitizations in the fourth quarter of fiscal 2003 and the first, third and fourth quarters of fiscal 2004 and our adjusted business strategy. Interest rates paid on warehouse lines during fiscal 2004 were generally based on one-month LIBOR plus an interest rate spread ranging from 2.00% to 2.50%. One-month LIBOR has increased from approximately 1.12% at June 30, 2003 to 1.37% at June 30, 2004. Due to our adjusted business strategy, we anticipate further increases in both average outstanding balances under warehouse lines of credit and the resulting interest expense to fund loans. While we currently believe we will continue to have credit facilities available to finance new loan obligations, we cannot assure you that we will be successful in maintaining existing credit facilities, or replacing or obtaining alternative credit facilities.

         The average outstanding balance on senior collateralized subordinated notes was $25.8 million during the year ended June 30, 2004. The senior collateralized subordinated notes were issued in the exchange offers. The average rate paid on senior collateralized subordinated notes was 9.79% during the year ended June 30, 2004.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses for the year ended June 30, 2004 increased $7.7 million, or 118.1%, to $14.3 million, compared to $6.6 million for the year ended June 30, 2003. The increase in the provision for loan losses for the year ended June 30, 2004 was primarily due to loan charge-offs resulting from the higher amounts of delinquent loans repurchased from securitization trusts and higher principal loss severity. The provision for credit losses includes adjustments to the carrying value of loans available for sale, which are delinquent and expected to be sold at a loss or ineligible for securitization. In addition, a related allowance for loan losses on repurchased loans is included in our provision for credit losses in the period of repurchase. During the year ended June 30, 2004 we repurchased $41.2 million of loans from securitization trusts and recorded a provision for credit losses of $12.1 million on those repurchases, compared to loan repurchases of $23.8 million and a provision of $5.0 million in fiscal 2003. Principal loss severity on loans generally ranged from 20% to 30% in fiscal 2004 and from 15% to 35% in fiscal 2003. See "-- Securitizations -- Trigger Management" for further discussion and information regarding repurchases from securitization trusts.

         The following schedule details the provision for credit losses for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                YEAR ENDED JUNE 30,
                                      --------------------------------------
                                         2004          2003          2002
                                      ----------    ----------    ----------
Loans available for sale (a)........  $   (1,277)   $    1,056    $     (117)
Non-accrual loans...................      15,776         5,133         5,255
Leases .............................        (210)          364         1,319
                                      ----------    ----------    ----------
Total Provision for Credit Losses...  $   14,289    $    6,553    $    6,457
                                      ==========    ==========    ==========

--------------
(a) Under our previous business strategy of securitizing substantially all of our loan originations, we carried loans on balance sheet for up to 120 days and therefore, in addition to providing for estimated credit losses on delinquent loans, we provided for estimated credit losses on current loans not expected to be eligible for securitizations. When securitizations occurred, any excess fair value adjustment for credit losses was reversed through the provision for credit losses.

         The allowance for credit losses was $1.5 million, or 42.4% of non-accrual loans at June 30, 2004, compared to $1.5 million, or 16.1%, of non-accrual loans and leases at June 30, 2003 and $3.4 million, or 22.7% of non-accrual loans and leases at June 30, 2002. Non-accrual loans were $3.5 million at June 30, 2004, compared to $5.4 million at June 30, 2003. See "-- On Balance Sheet Portfolio Quality" for information on non-accrual loans carried on our balance sheet. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required, particularly if economic conditions deteriorate.

         The following table summarizes changes in the allowance for credit losses for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                YEAR ENDED JUNE 30,
                                      --------------------------------------
                                         2004          2003          2002
                                      ----------    ----------    ----------
Balance at beginning of period......  $    1,529    $    3,442    $    2,099
Provision for credit losses.........      15,566         5,497         6,574
Charge-offs.........................     (16,891)       (7,812)       (5,533)
Recoveries..........................       1,265           402           302
                                      ----------    ----------    ----------
Balance at end of period............  $    1,469    $    1,529    $    3,442
                                      ==========    ==========    ==========

         The following tables summarize the changes in the allowance for credit losses by loan and lease type for the year ended June 30, 2004 (in thousands):

                                           BUSINESS      HOME
                                           PURPOSE     MORTGAGE     EQUIPMENT
                                            LOANS        LOANS       LEASES          TOTAL
----------------------------------------  ---------    --------     ---------       -------
Balance at beginning of period..........  $     504    $    855      $   170        $  1,529
Provision for credit losses.............      3,344      12,432         (210)         15,566
Charge-offs.............................     (3,582)    (12,182)      (1,127)        (16,891)
Recoveries..............................         84          14        1,167           1,265
                                          ---------    --------      -------        --------
Balance at end of period................  $     350    $  1,119      $    --        $  1,469
                                          =========    ========      =======        ========

         The following table summarizes net charge-off experience by loan type for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                YEAR ENDED JUNE 30,
                                      --------------------------------------
                                         2004          2003          2002
                                      ----------    ----------    ----------
Business purpose loans............    $    3,498    $    1,984    $      924
Home mortgage loans...............        12,168         4,913         2,892
Equipment leases..................           (40)          513         1,416
                                      ----------    ----------    ----------
Total.............................    $   15,626    $    7,410    $    5,232
                                      ==========    ==========    ==========

         EMPLOYEE RELATED COSTS. For the year ended June 30, 2004, employee related costs increased $8.4 million, or 20.3%, to $50.0 million from $41.6 million in fiscal 2003. The increase in employee related costs for the year ended June 30, 2004 was primarily attributable to a decrease in the amount of expenses deferred under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," referred to as SFAS No. 91 in this document, due to the reduction in loan originations and the inability to defer costs of loan origination personnel under SFAS No. 91. The total decrease in SFAS No. 91 deferrals was $18.8 million during fiscal 2004. A decrease in base salaries of $9.9 million due to workforce reductions discussed below partially offset the effect of reduced SFAS No. 91 cost deferrals.

         Total employees at June 30, 2004 were 969 compared to 1,119 at June 30, 2003. Since June 30, 2003, our workforce has experienced a net reduction of 150 employees. With our business strategy's focus on whole loan sales and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. However, we expect to increase our sales, servicing and support positions as necessary in the future to handle higher levels of loan originations. Since June 30, 2003 we reduced our workforce by approximately 255 employees and experienced a net loss of approximately 90 additional employees who have resigned. Partially offsetting this workforce reduction, we have added 195 loan origination employees in our broker channel as part of our business strategy's focus on expanding our broker operations.

         Factors affecting the level of future employee related costs include future staffing decisions related to our business strategy, our loan origination levels, and our ability or inability to defer loan originations costs under SFAS No. 91. See "Business - Business Strategy" for further discussion.

         SALES AND MARKETING EXPENSES. For the year ended June 30, 2004, sales and marketing expenses decreased $12.0 million, or 43.3%, to $15.7 million from $27.8 million for the year ended June 30, 2003. The decrease was primarily due to reductions in direct mail advertising for home mortgage and business purpose loan originations. The reduction in direct mail advertising costs of $13.0 million in fiscal 2004 was mainly due to our reduced ability to originate home mortgage loans during the first nine months of fiscal 2004, our focus on expanding loan originations in our broker channel, which does not utilize direct mail advertising, and the absence of a credit facility to fund business purpose loans. While we expect to continue streamlining our direct mail costs in the future by offering a wider array of loan products and targeting customer segments that we believe will enable us to increase our loan origination conversion rates, we expect direct mail expense to increase over the fiscal 2004 expense level as home mortgage originations increase. By increasing our conversion rates, we expect to be able to lower our overall sales and marketing costs per dollar originated. See "Business -- Business Strategy" for further discussion.

         Partially offsetting the reduction in direct mail advertising expense in fiscal 2004 was an increase of $1.4 million in advertising costs related to subordinated debentures.

         (GAINS) AND LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS. The following table summarizes (gains) and losses on derivative financial instruments and gains and losses on hedged loans for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                YEAR ENDED JUNE 30,
                                      --------------------------------------
                                         2004          2003          2002
                                      ----------    ----------    ----------
Hedge accounting:
   (Gains) losses on derivatives....  $   (1,252)   $    7,037    $       --
   (Gains) losses on hedged loans...       2,283        (6,160)           --

Trade accounting:
   Related to pipeline..............       1,520         3,796           296
   Related to whole loan sales......      (5,097)         (551)           --
   Related to interest-only strips..         (28)          911           726

Other, net..........................          13             4            --
                                      ----------    ----------    ----------
Total (gains) and losses............  $   (2,561)   $    5,037    $    1,022
                                      ==========    ==========    ==========

          For more detail on our hedging and trading activities see "-- Interest Rate Risk Management -- Strategies for Use of Derivative Financial Instruments."

         GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended June 30, 2004, general and administrative expenses decreased $11.5 million, or 11.9%, to $84.7 million from $96.2 million for the year ended June 30, 2003. The decrease was primarily attributable to a decrease of $19.4 million in costs associated with servicing and collecting our total managed portfolio including expenses associated with REO and delinquent loans, and a $7.0 million decrease in costs associated with customer retention incentives, partially offset by $13.8 million in fees on new credit facilities.

         Beginning in the fourth quarter of fiscal 2002, we offered customer retention incentives to borrowers who were exploring loan refinancing opportunities for the purpose of lowering their monthly loan payments. In an attempt to retain the loans we were servicing for these borrowers, we offered the borrowers the opportunity to receive a monthly cash rebate equal to a percentage of their scheduled monthly loan payments for periods of six to twelve months. When we were successful in retaining these loans, we reduced the level of loan prepayments in our managed portfolio of securitized loans. To initially qualify for this program, a borrower has to be current on their loan principal and interest payments and to continue to qualify and receive each month's cash rebate, a borrower has to remain current. The percentage of rebates on scheduled monthly loan payments offered to participants ranged from 10% to 25%.

         For those borrowers who elected to participate in customer retention incentives, we recorded a liability for the amount of future cash payments that we expected to make under this program. The following table summarizes the activity for customer retention incentives and the related balance sheet liability for the years ended June 30, 2004, 2003, 2002 (in thousands):

                                                Year Ended June 30,
                                      --------------------------------------
                                         2004          2003          2002
                                      ----------    ----------    ----------
Balance at beginning of year........  $    5,231    $      753    $       --
Liability accrued for new
  participants......................       5,705        10,719           833
Participants leaving the program:
   Loan became delinquent...........        (801)         (194)          (28)
   Loans paid off...................      (3,084)       (1,691)           --
                                      ----------    ----------    ----------
     Net charge to income statement.       1,820         8,834           805
Cash payments made to participants..      (5,774)       (4,356)          (52)
                                      ----------    ----------    ----------
Balance at end of year..............  $    1,277    $    5,231    $      753
                                      ==========    ==========    ==========
Principal amount outstanding on
   loans participating at period
   end (a)..........................  $  344,764    $  477,076    $   41,218
                                      ==========    ==========    ==========

-----------------
(a) These are loans included in mortgage securitization trusts, which are serviced by us.

         Factors affecting future general and administrative expense levels include the size of our total managed portfolio, which decreased 42.7% in fiscal 2004, the amount of future loan originations and the costs associated with obtaining new or increasing existing credit facilities.

         SECURITIZATION ASSETS VALUATION ADJUSTMENT. During fiscal 2004, we recorded total pre-tax valuation adjustments on our interest-only strips and servicing rights of $63.8 million, of which $46.4 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income. These adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the low interest rate environment experienced during fiscal 2004. The pre-tax valuation adjustment recorded on our interest-only strips was $57.0 million, of which $39.6 million was charged as expense to the income statement and $15.4 million was charged to other comprehensive income. The pre-tax valuation adjustment recorded on our servicing rights was $6.8 million, all of which was charged as expense to the income statement. Additionally, the fiscal 2004 valuation adjustment also includes a write down of the carrying value of our interest-only strips and servicing rights related to five of our mortgage securitization trusts of $5.4 million to reflect their values under the terms of a September 27, 2004 sale agreement. The write down on interest-only strips was $4.1 million and the write down on servicing rights was $1.3 million. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million warehouse credit facility described in "-- Liquidity and Capital Resources" and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. See "- Application of Critical Accounting Estimates - Interest-Only Strips" for a discussion of how valuation adjustments are recorded and "-- Off-Balance Sheet Arrangements" and "-- Securitizations" for more detail on securitization assets valuations.

         This compares to total pre-tax valuation adjustments on our securitization assets of $63.3 million during the year ended June 30, 2003, of which $45.2 million was charged as expense to the income statement and $18.1 million was reflected as an adjustment to other comprehensive income. The pre-tax valuation adjustment recorded on our interest-only strips was $58.0 million, of which $39.9 million was charged as expense to the income statement and $18.1 million was charged to other comprehensive income. The pre-tax valuation adjustment recorded on our servicing rights was $5.3 million.

         PROVISION FOR INCOME TAX EXPENSE (BENEFIT). In fiscal 2004 our tax benefit increased $49.2 million from $19.1 million to $68.3 million as a result of a $130.7 million decline in pre-tax income. The utilization of our net operating loss carry forwards are dependent on future taxable income from operations and it is more likely than not we will be able to primarily utilize all benefits within two years. Our adjusted business strategy of shifting to primarily whole loan sales will result in a quicker recognition and a higher level of taxable income. Our previous business strategy of using primarily securitizations allowed for the deferral of taxable income. See "-- Application of Critical Accounting Estimates -- Deferred Tax Asset" for a discussion of the factors we considered in determining that it is more likely than not we will realize these benefits.

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

         TOTAL REVENUES. For fiscal 2003, total revenues decreased $6.5 million, or 2.6%, to $241.4 million from $247.9 million for fiscal 2002. Our inability to complete a quarterly securitization of loans during the fourth quarter of our fiscal year accounted for this decrease in total revenues.

         GAIN ON SALE OF LOANS -- SECURITIZATIONS. For the year ended June 30, 2003, gains of $171.0 million were recorded on the securitization of $1.4 billion of loans. This was a decrease of $14.6 million, or 7.9% over gains of $185.6 million recorded on securitizations of $1.4 billion of loans for the year ended June 30, 2002.

         The decrease in gains recorded was a direct result of our inability to complete a quarterly securitization during the fourth quarter of our fiscal year. During the year ended June 30, 2003, securitization gains as a percentage of loans securitized on our term securitization deals increased to 14.6% on loans securitized from 13.9% on loans securitized for the year ended June 30, 2002. Securitization gains as a percentage of loans securitized through our off-balance sheet facility, however, decreased to 5.5% for the year ended June 30, 2003 from 12.9% for the year ended June 30, 2002. At June 30, 2003, the likelihood that the facility sponsor would ultimately transfer the underlying mortgage loans to a term securitization was significantly reduced and the amount of gain recognized for loans sold to this facility in the fourth quarter of fiscal 2003 was based on terms expected in a whole loan sale transaction. Our ability to sell loans into this facility expired pursuant to its terms on July 5, 2003. See "-- Securitizations" for further discussion of this facility.

         During fiscal 2003, we saw increases in interest rate spreads on our three term securitizations that increased residual cash flows to us and the amount of cash we received at the closing of a securitization from notional bonds or premiums on the sale of trust certificates. Increases in the cash received at the closing of a securitization and residual cash flows resulted in increases in the gains we recognized on the sale of loans into securitizations as compared to the year ended June 30, 2002. See "-- Securitizations" for further detail of how securitization gains are calculated.

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

         GAIN ON SALE OF LOANS -- WHOLE LOAN SALES. Gains on whole loan sales decreased $1.7 million, to $0.7 million for the year ended June 30, 2003 from $2.4 million for the year ended June 30, 2002. The volume of whole loan sales decreased 51.4%, to $28.0 million for the year ended June 30, 2003 from $57.7 million for the year ended June 30, 2002. The decrease in the volume of whole loan sales for the year ended June 30, 2003 resulted from management's decision to securitize additional loans as the securitization market's experience during the past year was more favorable than the whole loan sale market. However, our inability to complete a securitization in the fourth quarter of fiscal 2003 created a need for short-term liquidity, which resulted in management utilizing whole loan sales to sell our fourth quarter of fiscal 2003 loan originations.

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

         INTEREST EXPENSE. During fiscal 2003, interest expense decreased $0.6 million, or 0.9%, to $68.1 million compared to $68.7 million for fiscal 2002. Average subordinated debentures outstanding during the year ended June 30, 2003 was $690.7 million compared to $615.2 million during the year ended June 30, 2002. Average interest rates paid on subordinated debentures outstanding decreased to 9.27% during the year ended June 30, 2003 from 10.64% during the year ended June 30, 2002.

         Rates offered on subordinated debentures were reduced beginning in the fourth quarter of fiscal 2001 and had continued downward through the fourth quarter of fiscal 2003 in response to decreases in market interest rates as well as declining cash needs during that period. The average interest rate of subordinated debentures issued at its peak rate, which was the month of February 2001, was 11.85% compared to the average interest rate of subordinated debentures issued in the month of June 2003 of 7.49%.

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

         PROVISION FOR CREDIT LOSSES. The provision for credit losses on loans and leases available for sale increased $0.1 million, or 1.5%, to $6.6 million for the year ended June 30, 2003 from $6.5 million for the year ended June 30, 2002. A related provision for credit losses on repurchased loans is recorded in the period of repurchase. See "--Securitizations -- Trigger Management" for further discussion of repurchases from securitization trusts. See "-- Year Ended June 30, 2004 Compared to Year Ended June 30, 2003 -- Provision for Credit Losses" for the components of our provision for credit losses for the years ended June 30, 2003 and 2002.

         The allowance for credit losses was $1.5 million, or 16.1% of non-accrual loans and leases at June 30, 2003 compared to $3.4 million, or 22.7% of non-accrual loans and leases at June 30, 2002. The allowance for credit losses as a percentage of non-accrual loans and leases decreased from June 30, 2002 due to the decrease of the non-accrual loan balance being carried on our balance sheet at June 30, 2003 as well as a decrease in the expected loss severity on these non-accrual loans.

         The following table summarizes the changes in the allowance for credit losses by loan and lease type for the fiscal year ended June 30, 2003 (in thousands):

                                           BUSINESS      HOME
                                           PURPOSE      EQUITY     EQUIPMENT
YEAR ENDED JUNE 30, 2003:                   LOANS        LOANS       LEASES          TOTAL
----------------------------------------  ---------    --------     ---------       -------
Balance at beginning of period..........  $   1,278    $  1,844     $   320        $  3,442
Provision for credit losses.............      1,210       3,923         364           5,497
Charge-offs.............................     (2,022)     (4,924)       (866)         (7,812)
Recoveries..............................         38          12         352             402
                                          ---------    --------     -------        --------
Balance at end of period................  $     504    $    855     $   170        $  1,529
                                          =========    ========     =======        ========

         EMPLOYEE RELATED COSTS. For the year ended June 30, 2003, employee related costs increased $5.3 million, or 14.6%, to $41.6 million from $36.3 million in the prior year. The increase in employee related costs for the year ended June 30, 2003 was primarily attributable to additions of personnel to originate, service and collect loans. Total employees at June 30, 2003 were 1,119 compared to 1,019 at June 30, 2002. Increases in payroll and benefits expenses for the increased number of employees were offset by reductions of management bonus accruals due to our overall financial performance in fiscal 2003. The remaining increase was attributable to annual salary increases as well as increases in the costs of providing insurance benefits to employees during fiscal 2003.

         SALES AND MARKETING EXPENSES. For the year ended June 30, 2003, sales and marketing expenses increased $1.8 million, or 7.0%, to $27.8 million from $26.0 million for the year ended June 30, 2002. The increase was primarily due to increases in expenses for direct mail advertising and broker commissions for home equity and business loan originations partially offset by decreases in newspaper advertisements for subordinated debentures.

         (GAINS) AND LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS. For the year ended June 30, 2003, losses on derivative financial instruments increased $4.0 million, or 492.9%, to $5.0 million from $1.0 million for the year ended June 30, 2002. The increase was due primarily to increases losses from trading activities of $2.9 million and losses from hedging activities of $.9 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended June 30, 2003, general and administrative expenses increased $22.3 million, or 30.2%, to $96.2 million from $73.9 million for the year ended June 30, 2002. This increase was primarily attributable to increases of approximately $16.9 million in costs associated with servicing and collecting our larger total portfolio including expenses associated with REO and delinquent loans and $8.0 million related to costs associated with customer retention incentives. See "-- Year Ended June 30, 2004 Compared to Year Ended June 30, 2003 -- General and Administrative Expenses" for a description of customer retention incentives.

         SECURITIZATION ASSETS VALUATION ADJUSTMENT. During fiscal 2003, pre-tax write downs of $45.2 million were charged as expense to the income statement, compared to $22.1 million for fiscal 2002. Of these write downs, $39.9 million and $22.1 million were write downs of our interest-only strips in fiscal 2003 and 2002, respectively. The remaining $5.3 million in fiscal 2003 was a write down of our servicing rights. These adjustments primarily reflect the impact of higher prepayment experience on home equity loans than anticipated during the periods. The valuation adjustment recorded on securitization assets in fiscal 2003 was reduced by a $17.9 million favorable valuation impact to the income statement as a result of reducing the discount rates applied in valuing the securitization assets at June 30, 2003. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of a sustained decline in market interest rates. The discount rate on the projected residual cash flows from our interest-only strips was reduced from 13% to 11% at June 30, 2003. The discount rate used to determine the fair value of the overcollateralization portion of the cash flows from our interest-only strips was minimally impacted by the decline in interest rates and remained at 7% on average. As a result, the blended rate used to value our interest-only strips, including the overcollateralization cash flows, was 9% at June 30, 2003. The discount rate on our servicing rights was reduced from 11% to 9% at June 30, 2003. The adjustments were considered to be other than temporary and were therefore recorded as an adjustment to earnings in the current period in accordance with SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights. See "-- Securitizations" for further detail of these adjustments.

         PROVISION FOR INCOME TAX EXPENSE (BENEFIT). For fiscal 2003, the provision for income taxes decreased $24.8 million as a result of a $62.6 million decline in pre-tax income and a reduction in our effective tax rate from 42% to 39%. The change in the effective tax rate was made due to an anticipated decrease in our overall tax liabilities.

BALANCE SHEET INFORMATION

                               BALANCE SHEET DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              JUNE 30,
                                                            ------------------------------------------
                                                                2004            2003           2002
                                                            -----------     -----------      ---------
Cash and cash equivalents..............................     $       910     $    36,590      $  99,599
Restricted cash........................................          13,307          10,885          9,000
Loan and lease receivables:
    Loans available for sale...........................         304,275         263,419         46,141
    Non-accrual loans..................................           1,993           3,999          3,645
    Lease receivables..................................              --           3,984          7,891
Interest and fees receivable...........................          18,089          10,838          9,595
Deferment and forbearance advances receivable..........           6,249           4,341          2,697
Loans subject to repurchase rights.....................          38,984          23,761          9,028
Interest-only strips...................................         459,086         598,278        512,611
Servicing rights.......................................          73,738         119,291        125,288
Receivable for sold loans..............................              --          26,734             --
Deferred income tax asset..............................          59,133              --             --
Total assets...........................................       1,042,870       1,159,351        876,375

Subordinated debentures................................         522,609         719,540        655,720
Senior collateralized subordinated notes...............          83,639              --             --
Warehouse lines and other notes payable................         241,200         212,916          8,486
Accrued interest payable...............................          37,675          45,448         43,069
Deferred income tax liability..........................              --          17,036         35,124
Total liabilities......................................       1,030,955       1,117,282        806,997
Total stockholders' equity.............................          11,915          42,069         69,378

Book value per common share   .........................     $      3.31     $     12.98      $   22.18

JUNE 30, 2004 COMPARED TO JUNE 30, 2003

         Total assets decreased $116.5 million, or 10.0%, to $1,042.9 million at June 30, 2004 from $1,159.4 million at June 30, 2003 primarily due to decreases in cash and cash equivalents, interest-only strips, servicing rights and receivable for sold loans. Increases in loans available for sale and deferred income tax assets partially offset these decreases.

         Cash and cash equivalents decreased $35.7 million, or 97.5%, due to liquidity issues described in "- Liquidity and Capital Resources," which reduced our ability to originate loans for sale and resulted in our operating losses during fiscal 2004, and from a reduction in the issuance of subordinated debentures.

         Loans available for sale increased $40.9 million, or 15.5% to $304.3 million. Loans available for sale at June 30, 2004 were at a historically high level due to our business strategy adjustments and our inability to complete publicly underwritten securitizations in fiscal 2004 (we completed a privately-placed securitization during the second quarter of fiscal 2004).

         Interest and fees receivable increased $7.3 million, or 66.9%, to $18.1 million at June 30, 2004 from $10.8 million at June 30, 2003. This increase is mainly due to increases in tax and insurance payments advanced on behalf of borrowers whose loans we service and late fees.

         Loans subject to repurchase rights increased $15.2 million, or 64.1%, due to increases in the amount of delinquent loans eligible for repurchase from securitization trusts. See "- Securitizations - Repurchase Rights" for a more information on loans subject to repurchase rights.

         Interest-only strips at June 30, 2004 decreased $139.2 million, or 23.3%, from June 30, 2003 as a result of valuation adjustments and our inability to complete a securitization during the first, third and fourth quarters of fiscal 2004. See "-- Securitizations" for a discussion of valuation adjustments recorded on our interest-only strips. Activity in our interest-only strips for the years ended June 30, 2004, 2003 and 2002 was as follows (in thousands):

                                                                                            JUNE 30,
                                                                             -----------------------------------
                                                                                 2004         2003        2002
                                                                             ----------    ---------   ---------
Balance at beginning of period .........................................     $  598,278    $ 512,611   $ 398,519
Initial recognition of interest-only strips, including initial
    overcollateralization of $0, $10,641 and $0.........................         25,523      160,116     153,463
Cash flow from interest-only strips.....................................       (178,457)    (160,417)   (100,692)
Required purchases of additional overcollateralization..................         27,334       73,253      47,271
Interest accretion......................................................         40,176       47,347      35,386
Termination of lease securitization (a).................................         (1,759)      (1,890)         --
Adjustment for obligation to repurchase loans...........................          2,687        2,600       1,596
Adjustments to fair value recorded through other comprehensive income (b)       (15,037)       4,558        (879)
Other than temporary fair value adjustment (c)..........................        (39,659)     (39,900)    (22,053)
                                                                             ----------    ---------   ---------
Balance at end of period................................................     $  459,086    $ 598,278   $ 512,611
                                                                             ==========    =========   =========

-----------------
(a) Reflects release of lease collateral from lease securitization trusts which were terminated in accordance with the trust documents after the full payout of trust note certificates. Lease receivables of $1.8 million and $1.6 million, respectively, were recorded on our balance sheet at December 31, 2003 and 2002 as a result of the terminations.
(b) Adjustments to the carrying value of interest-only strips for the initial write up to fair value are recorded through other comprehensive income at the time of impairment, which is a component of stockholders' equity. Additionally, to the extent any individual interest-only strip has a portion of its initial write up to fair value still remaining in other comprehensive income, other than temporary decreases in its fair value would first be recorded as a reduction to other comprehensive income.
(c) Recorded through the income statement.

         The following table summarizes our purchases of overcollateralization by securitization trust for the years ended June 30, 2004, 2003 and 2002. Purchases of overcollateralization represent amounts of residual cash flows from interest-only strips retained by the securitization trusts to establish required overcollateralization levels in the trust. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates. See "-- Securitizations" for a discussion of overcollateralization requirements.

     SUMMARY OF MORTGAGE LOAN SECURITIZATION OVERCOLLATERALIZATION PURCHASES
                                 (IN THOUSANDS)

                               2003-2    2003-1   2002-4    2002-3   OTHER(A)   TOTAL
                               ------    ------   ------    ------   --------   -----
YEAR ENDED JUNE 30, 2004:
Required purchases of
   additional
   overcollateralization......$ 3,872   $16,587  $ 9,323   $ 1,978   $(4,426)  $27,334
                              =======   =======  =======   =======   =======   =======

(a) includes the recovery of $9.5 million of overcollateralization from an off-balance sheet mortgage conduit facility.

                               2003-1    2002-4   2002-3    2002-2    2002-1    2001-4   2001-3    2001-2   OTHER    TOTAL
                               ------    ------   ------    ------    ------    ------   ------    ------   -----    -----
YEAR ENDED JUNE 30, 2003:
Initial overcollateralization.$    --   $ 3,800  $    --   $    --   $    --   $    --  $    --   $    --  $ 6,841  $10,641
Required purchases of
  additional
  overcollateralization.......  4,807     8,728   10,972    13,300    10,586    12,522    7,645     3,007    1,686   73,253
                              -------   -------  -------   -------   -------   -------  -------   -------  -------  -------
  Total.......................$ 4,807   $12,528  $10,972   $13,300   $10,586   $12,522  $ 7,645   $ 3,007  $ 8,527  $83,894
                              =======   =======  =======   =======   =======   =======  =======   =======  =======  =======

                               2002-1    2001-4   2001-3    2001-2    2001-1    2000-4   2000-3    2000-2   2000-1   OTHER    TOTAL
                               ------    ------   ------    ------    ------    ------   ------    ------   ------   -----    -----
YEAR ENDED JUNE 30, 2002:
Required purchases of
  additional
  overcollateralization.....  $ 3,814   $   908  $ 4,354   $11,654   $ 8,700   $ 6,326  $ 3,074   $ 4,978  $ 2,490  $   973  $47,271
                              =======   =======  =======   =======   =======   =======  =======   =======  =======  =======  =======

         Servicing rights decreased $45.5 million, or 38.2%, to $73.7 million at June 30, 2004 from $119.3 million at June 30, 2003, primarily due to our inability to complete a securitization in the first, third and fourth quarters of fiscal 2004, completing a privately-placed securitization with servicing released in the second quarter of fiscal 2004, amortization of servicing rights and a $6.8 million write down of servicing rights mainly due to the impact of higher than expected prepayment experience.

         Total liabilities decreased $86.3 million, or 7.7%, to $1,031.0 million at June 30, 2004 from $1,117.3 million at June 30, 2003 primarily due to decreases in subordinated debentures outstanding and accrued interest payable as a result of the exchange offers, a decrease in accounts payable and accrued expenses primarily due to a reduction in our liability for costs associated with customer retention incentives (see "- Results of Operations -- Year Ended June 30, 2004 Compared to Year Ended June 30, 2003 - General and Administrative Expenses" for a description of customer retention incentives) and a decrease in our deferred income tax liability. Partially offsetting these decreases were increases in warehouse lines and other notes payable, liabilities for loans subject to repurchases rights (see "- Securitizations - Repurchase Rights" for a more information on loans subject to repurchase rights.) and other liabilities. Other liabilities increased $7.8 million, or 12.2%, to $71.9 million from $64.0 million due to an increase of $11.5 million in our liability to fund closed loans, and recording an unearned rent incentive of $8.2 million related to our corporate headquarters lease, partially offset by a $5.7 million reduction in liabilities recorded for derivative financial instruments.

         During the year ended June 30, 2004, subordinated debentures decreased $197.0 million, or 27.4%, to $522.6 million primarily due to the conversion of $177.8 million of subordinated debentures into 93.8 million shares of Series A preferred stock and $84.0 million of senior collateralized subordinated notes and the temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Warehouse lines and other notes payable increased $28.3 million at June 30, 2004, or 13.3%, primarily due to the increase in loans available for sale.

         Our net deferred income tax position changed from a liability of $17.0 million at June 30, 2003 to an asset of $59.1 million at June 30, 2004. This change from a liability position is the result of the federal and state tax benefits of $68.3 million recorded on our pre-tax loss for the year ended June 30, 2004, which will be realized against anticipated future years' state and federal taxable income. In addition, a federal benefit of $5.3 million was recognized on the portion of the valuation adjustment on our interest-only strips, which was recorded through other comprehensive income. These benefits were partially offset by refunds totaling $0.3 million on our June 30, 2002 and 2003 federal tax returns. See "-- Application of Critical Accounting Estimates -- Deferred Tax Asset" for a discussion of the factors we considered in determining that it is more likely than not we will realize this deferred income tax asset.

JUNE 30, 2003 COMPARED TO JUNE 30, 2002

         Total assets increased $283.0 million, or 32.3%, to $1.2 billion at June 30, 2003 from $876.4 million at June 30, 2002 primarily due to increases in loans available for sale, interest-only strips and receivable for sold loans, offset by a decrease in cash and cash equivalents.

         Cash and cash equivalents decreased mainly due to higher levels of loan receivables funded with cash, a reduction in the amount of subordinated debentures issued during fiscal year 2003 and also due to our inability to complete a quarterly securitization in the fourth quarter of fiscal year 2003.

         Loans available for sale increased $217.5 million due to our inability to complete a quarterly securitization in the fourth quarter of fiscal 2003.

         Loans subject to repurchase rights increased $14.7 million or 163.2% due to increases in the amount of delinquent loans eligible for repurchase from securitization trusts. See "-- Securitizations -- Repurchase Rights" for more detail.

         Servicing rights decreased $6.0 million, or 4.8%, to $119.3 million at June 30, 2003 from $125.3 million at June 30, 2002, primarily due to our inability to complete a securitization in the fourth quarter of fiscal 2003 and a $5.3 million write down of the servicing asset mainly due to the impact of higher than expected prepayment experience.

         The receivable for sold loans of $26.7 million at June 30, 2003 resulted from a whole loan sale transaction, which closed on June 30, 2003, but settled in cash on July 1, 2003.

         Total liabilities at June 30, 2003 increased $310.3 million, or 38.4%, to $1.1 billion from $807.0 million at June 30, 2002 primarily due to increases in warehouse lines and other notes payable, subordinated debentures outstanding, accounts payable and accrued expenses, liabilities for loans subject to repurchases rights, and other liabilities. The increase in warehouse lines and other notes payable was due to not completing a securitization in the fourth quarter of fiscal 2003. A fourth quarter securitization would have provided the cash to pay down the warehouse lines. Accounts payable and accrued expenses increased $16.7 million, or 121.7%, primarily due to accruals for costs associated with customer retention incentives (see "- Results of Operations -- Year Ended June 30, 2004 Compared to Year Ended June 30, 2003 - General and Administrative Expenses" for a description of customer retention incentives) and liabilities to our securitization trust collection accounts for periodic interest advances on delinquent loans. Our liability for loans subject to repurchases rights (see "- Securitizations - Repurchase Rights" for a more information on loans subject to repurchase rights.) increased $17.3 million. Other liabilities increased $23.7 million, or 58.9%, to $64.0 million from $40.3 million due to an increase of $5.3 million in our liability to fund closed loans, recording an unearned rent incentive of $9.5 million related to our corporate headquarters lease and a $6.3 million liability recorded for unsettled interest rate swaps.

         During fiscal 2003, subordinated debentures increased $63.8 million, or 9.7%, to $719.5 million due to sales of subordinated debentures used to repay existing debt, to fund loan originations and our operations and for general corporate purposes. Approximately $33.7 million of the increase in subordinated debentures was due to the reinvestment of accrued interest on the subordinated debentures at maturity. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Deferred income taxes decreased $18.1 million, or 51.5%, to $17.0 million at June 30, 2003 from $35.1 million at June 30, 2002. This decrease is primarily due to a $4.4 million net increase in expected benefits from net operating loss carryforwards, less a valuation allowance, and an $8.2 million increase in other deferred tax debits. The increase in other deferred tax debits primarily resulted from recognizing the benefit of governmental grants and lease incentives associated with the relocation of our corporate headquarters earlier for tax purposes than for financial reporting purposes. In addition, deferred tax payables on our interest-only strips decreased by $5.6 million due to loan prepayment experience in fiscal 2003.

ON BALANCE SHEET PORTFOLIO QUALITY

         The following table provides data concerning delinquency experience, non-accrual loans, real estate owned and loss experience for loans and leases on our balance sheet at June 30, 2004, 2003 and 2002. (dollars in thousands):

                                                             JUNE 30
                                   ---------------------------------------------------------------------
                                            2004                    2003                   2002
                                   ---------------------     ------------------    ---------------------
DELINQUENCY BY TYPE:                   AMOUNT        %         AMOUNT       %         AMOUNT         %
--------------------               -------------   -----     ----------   -----    -------------   -----
BUSINESS PURPOSE LOANS (a)
Total portfolio................    $       1,210             $   17,126            $      10,949
                                   =============             ==========            ==============
Period of delinquency:
  31-60 days...................    $          --      --%    $       46    0.27%   $          --      --%
  61-90 days...................               --      --             84    0.49               --      --
  Over 90 days.................            1,125   92.98          2,275   13.28            3,536   32.30
                                   -------------   -----     ----------   -----    -------------   -----
  Total delinquencies..........    $       1,125   92.98%    $    2,405   14.04%   $       3,536   32.30%
                                   =============   =====     ==========   =====    =============   =====
Amount of loans in non-accrual
  status (b)...................            1,125                  2,427                    3,674
                                   =============             ==========            =============
REO............................    $         900             $    1,522            $       1,289
                                   =============             ==========            =============
HOME MORTGAGE LOANS (a)
Total portfolio................    $     302,393             $  246,073            $      40,663
                                   =============             ==========            =============
Period of delinquency:
  31-60 days...................    $          69    0.02%    $      207    0.08%   $          64    0.16%
  61-90 days...................              201    0.07             --      --              319    0.78
  Over 90 days.................            2,204    0.73          2,549    1.04            2,780    6.84
                                   -------------   -----     ----------   -----    -------------   -----
  Total delinquencies..........    $       2,474    0.82%    $    2,756    1.12%   $       3,163    7.78%
                                   =============   =====     ==========   =====    =============   =====
Amount of loans in non-accrual
  status(b)....................            2,337                  2,931                    3,317
                                   =============             ==========            =============
REO............................    $       1,020             $    3,254            $       2,495
                                   =============             ==========            =============
EQUIPMENT LEASES (c)
Total portfolio................    $          --             $    4,126            $       7,774
                                   =============             ==========            =============
Period of delinquency:
  31-60 days...................    $          --      --%    $       46    1.11%   $         172    2.21%
  61-90 days...................               --      --              3    0.07                8    0.10
  Over 90 days.................               --      --             62    1.50               79    1.02
                                   -------------   -----     ----------   -----    -------------   -----
  Total delinquencies..........    $          --      --%    $      111    2.69%   $         259    3.33%
                                   =============   =====     ==========   =====    =============   =====
TOTAL ON BALANCE SHEET LOANS AND
LEASES (a)

Total loans and leases.........    $     303,603             $  267,325            $      59,386
                                   =============             ==========            =============
Period of delinquency:
  31-60 days...................    $          69    0.02%    $      299    0.11%   $         236    0.40%
  61-90 days...................              201    0.07             87    0.03              327    0.55
  Over 90 days.................            3,329    1.10          4,886    1.83            6,395   10.77
                                   -------------   -----     ----------   -----    -------------   -----
  Total delinquencies..........    $       3,599    1.19%    $    5,272    1.97%   $       6,958   11.72%
                                   =============   =====     ==========   =====    =============   =====
Amount of loans in non-accrual
  status(b)....................            3,462    1.14          5,358    2.00            6,991   11.77
                                   =============   =====     ==========   =====    =============   =====
REO............................    $       1,920    0.63%    $    4,776    1.79%   $       3,784    6.37%
                                   =============   =====     ==========   =====    =============   =====

NET  LOSSES EXPERIENCED DURING
    THE PERIOD (d):
On Loans:
     Non-accrual loans.........    $      15,666    9.06%    $    6,897    5.03%   $       3,816    3.38%
     Loans available for sale..               --      --             --      --               --      --
On Leases......................              (40)  (2.00)           513    8.14            1,416   13.23
On REO.........................            6,467    3.74          9,375    6.84            3,812    3.37
                                   -------------             ----------            -------------
 Total net losses..............    $      22,093   12.63%    $   16,785   11.71%   $       9,044   7.31%
                                   =============   =====     ==========   =====    =============   =====

------------------
(a) Includes loans carried on our balance sheet as available for sale, non-accrual loans and leases. Excludes deferred direct origination costs and allowance for loan losses. Non-accrual loans consist primarily of loans repurchased from securitization trusts. Leases consist of primarily loans that are held for sale.
(b) Non-accrual loans are included in total delinquencies in the "On Balance Sheet Portfolio Quality" table.
(c) We sold our interests in the leasing portfolio on January 22, 2004.
(d) Percentage based on annualized losses and average loans available for sale, non-accrual loans and leases.

         DELINQUENT LOANS AVAILABLE FOR SALE. Total delinquent loans available for sale (loans with payments past due greater than 30 days) were $245 thousand at June 30, 2004, compared to $225 thousand and $216 thousand at June 30, 2003 and 2002, respectively. Total delinquent loans available for sale as a percentage of loans available for sale were 0.08% at June 30, 2004 compared to 0.09% and 0.48% at June 30, 2003 and 2002, respectively. If a loan available for sale becomes contractually delinquent for 90 days or more, it is placed on non-accrual status and transferred to non-accrual loans. We do not anticipate significant increases in the amount of delinquent loans available for sale because our adjusted business strategy focuses on whole loan sales, which result in loans being held on our books for short periods. The amount of loans available for sale which were transferred to non-accrual loans was $2.8 million for the year ended June 30, 2004, $0.7 million for the year ended June 30, 2003 and $1.5 million for the year ended June 30, 2002. The following table summarizes delinquent loans available for sale at June 30, 2004, 2003 and 2002 (dollars in thousands):

                                                                   JUNE 30
                                   --------------------------------------------------------------------
                                           2004                    2003                   2002
                                   --------------------      -----------------     --------------------
                                       AMOUNT        %         AMOUNT       %          AMOUNT       %
                                   -------------   ----      ----------   ----     -------------   ----
Total loans available for sale...  $     300,141             $  257,840            $      44,619
                                   =============             ==========            ==============
Period of delinquency:
  31-60 days.....................  $          69    0.02%    $      142    0.06%   $          35    0.08%
  61-90 days.....................            176    0.06             83    0.03              181    0.40
  Over 90 days...................             --      --             --      --               --      --
                                   -------------    ----     ----------    ----    -------------    ----
  Total delinquencies............  $         245    0.08%    $      225    0.09%   $         216    0.48%
                                   =============    ====     ==========    ====    =============    ====

         NON-ACCRUAL LOANS. It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans consist primarily of loans repurchased from securitization trusts, but also include loans previously carried as available for sale when they become contractually delinquent for 90 days or more. The following table summarizes non-accrual loans by source at June 30, 2004, 2003 and 2002 (in thousands):

                                                                      JUNE 30,
                                                        ------------------------------------
                                                          2004          2003          2002
                                                        -------       -------        -------
Repurchased from securitization trusts............      $ 3,281       $ 4,674        $ 4,985
Transferred from loans available from sale........          181           684          2,006
                                                        -------       -------        -------
Total non-accrual loans...........................      $ 3,462       $ 5,358        $ 6,991
                                                        =======       =======        =======

         DEFERMENT AND FORBEARANCE ARRANGEMENTS. From time to time, borrowers in the portfolio of loans which we manage are confronted with events, usually involving hardship circumstances or temporary financial setbacks that adversely affect their ability to continue payments on their loan. To assist borrowers, we may agree to enter into a deferment or forbearance arrangement. Prevailing economic conditions, which may affect the borrower's ability to make their regular payments, may also have an impact on the value of the real estate or other collateral securing the loans, resulting in a change to the loan-to-value ratios. We may take these conditions into account when we evaluate a borrower's request for assistance for relief from the borrower's financial hardship.

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

         In a deferment arrangement, we make advances on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. Based on our review of the borrower's current financial circumstances, the borrower must repay the advances and other payments and fees we make on the borrower's behalf either at the termination of the loan or on a payment plan. Borrowers must provide a written explanation of their hardship, which generally requests relief from their delinquent loan payments. We review the borrower's current financial situation and based upon this review, we may create a payment plan for the borrower which allows the borrower to pay past due amounts over a period ranging from approximately 12 to 42 months, depending on the period for which deferment is requested, but not beyond the maturity date of the loan, in addition to making regular monthly loan payments. Each deferment arrangement must be approved by two of our managers. Deferment arrangements which defer two or more past due payments must also be approved by at least two senior vice presidents.

         Principal guidelines currently applicable to the deferment process include: (i) the borrower may have up to six payments deferred during the life of the loan; (ii) no more than three payments may be deferred during a twelve-month period; and (iii) the borrower must have made a minimum of six payments on the loan and twelve months must have passed since the last deferment in order to qualify for a new deferment arrangement. Any deferment arrangement which includes an exception to our guidelines must be approved by two senior vice presidents. If the deferment arrangement is approved, a collector contacts the borrower regarding the approval and the revised payment terms.

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

         We do not enter into a deferment or forbearance arrangement based solely on the fact that a loan meets the criteria for one of the arrangements. Our use of any of these arrangements also depends upon one or more of the following factors: our assessment of the individual borrower's current financial situation, reasons for the delinquency and our view of prevailing economic conditions. Because deferment and forbearance arrangements are account management tools which help us to manage customer relationships, maximize collection opportunities and increase the value of our account relationships, the application of these tools generally is subject to constantly shifting complexities and variations in the marketplace. We attempt to tailor the type and terms of the arrangement we use to the borrower's circumstances.

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

         Information regarding the principal amounts of loans in our managed portfolio under deferment and forbearance arrangements and the principal amounts of loans which entered into deferment and forbearance arrangements during the years ended June 30, 2004 and 2003 is presented in "-- Total Portfolio Quality -- Deferment and Forbearance Arrangements."

         Advances made under deferment and forbearance arrangements result from a new credit decision regarding the borrower's ability to repay the advance, as well as perform under the original terms of the original loan, and do not involve any modification of the terms of the original loan. These arrangements are considered a new lending activity and do not qualify as troubled debt restructurings under SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." We record the advances that we make under deferment and forbearance arrangements with borrowers as receivables on our balance sheet. We carry these receivables at their estimated recoverable amounts. If the original loan returns to a delinquency status of 90 days or more past due, we write the receivable off to expense. During the fiscal year ended June 30, 2004, we did not record any fee income on these arrangements while we recorded $100 thousand and $59 thousand during fiscal years ended June 30, 2003 and 2002, respectively.

         The following table presents information regarding our on balance sheet receivables for advances to borrowers related to deferment and forbearance arrangements for the years ended June 30, 2004 and 2003 (in thousands):

                                                    ADVANCES RECEIVABLE
                                            ------------------------------------
                                              UNDER        UNDER
                                            DEFERMENT   FORBEARANCE      TOTAL
                                            ---------   -----------     --------
Balance June 30, 2002 ................      $   563       $ 2,134       $ 2,697
Advances on new arrangements .........        1,754         3,895         5,649
Payments received ....................         (641)       (2,069)       (2,710)
Receivables written off ..............         (390)         (905)       (1,295)
                                            -------       -------       -------
Balance June 30, 2003 ................      $ 1,286       $ 3,055       $ 4,341
                                            -------       -------       -------

Advances on new arrangements .........        4,178         2,598         6,776
Payments received ....................       (1,633)       (2,078)       (3,711)
Receivables written off ..............         (520)         (637)       (1,157)
                                            -------       -------       -------
Balance June 30, 2004 ................      $ 3,311       $ 2,938       $ 6,249
                                            =======       =======       =======

         REAL ESTATE OWNED. REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, decreased to $1.9 million at June 30, 2004, compared to $4.8 million at June 30, 2003 and $3.8 million at June 30, 2002. The decrease in the volume of REO on our balance sheet was mainly due to processes we had implemented beginning in fiscal 2003 to decrease the cycle time in the disposition of REO properties. Also contributing to the decrease were lower REO repurchases from the securitization trusts during fiscal 2004.

         The activity in REO carried on our balance sheet during the years ended June 30, 2004, 2003 and 2002 was as follows. For total REO purchased from securitization trusts and the valuation loss recorded at the time of purchase, see the table Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts in "-- Securitizations -- Trigger Management." (in thousands):

                                                         -------------------------------
                                                               YEAR ENDED JUNE 30,
                                                         -------------------------------
                                                          2004        2003        2002
                                                        --------    --------    --------
Balance at beginning of period ......................   $  4,776    $  3,784    $  2,322
Properties acquired through foreclosure (a) .........        471       2,771       3,319
Properties purchased from securitization trusts (a) .      8,576      21,998      11,236
Sales/liquidation proceeds ..........................    (11,840)    (22,273)    (13,252)
Property revaluation losses .........................       (352)       (833)       (282)
Gain (Loss) on sale/liquidation .....................        289        (671)        441
                                                        --------    --------    --------
Balance at end of period ............................   $  1,920    $  4,776    $  3,784
                                                        ========    ========    ========

----------------
(a) At lower of cost or net realizable value.


         LOSS EXPERIENCE. During the year ended June 30, 2004, we experienced net loan, lease and REO charge-offs of $22.1 million or 12.63% on an annualized basis. During the year ended June 30, 2003, we experienced net charge-offs of $16.8 million or 11.71% on an annualized basis. During the year ended June 30, 2002, we experienced net charge-offs of $9.0 million, or 7.31% on an annualized basis. Principal loss severity experience on delinquent loans generally has ranged from 20% to 30% of principal and loss severity experience on REO generally has ranged from 20% to 40% of principal. The increase in net charge-offs from the prior periods was mainly due to the larger volume of loans that became delinquent, were repurchased from securitization trusts and/or, were liquidated during the period, as well as economic conditions and the seasoning of the total portfolio. See the table "Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity.

TOTAL PORTFOLIO QUALITY

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the total loan and lease portfolio in which we have interests, either because the loans and leases are on our balance sheet or sold into securitizations in which we have retained interests. The total portfolio is divided into the portion of the portfolio managed and serviced by us, and the portion of the portfolio serviced by others. See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total portfolio and REO measures to our balance sheet. See "-- Deferment and Forbearance Arrangements" for the amounts of previously delinquent loans managed by us subject to these deferment and forbearance arrangements which are not included in this table if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) (dollars in thousands):

                                                              JUNE 30
                              -----------------------------------------------------------------------
                                        2004                    2003                    2002
                              ------------------------- ---------------------- ----------------------
DELINQUENCY BY TYPE:               AMOUNT       %           AMOUNT      %           AMOUNT       %
MANAGED BY ABFS:
 BUSINESS PURPOSE LOANS
 Total portfolio.........     $     255,200             $    393,098            $    361,638
                              =============             ============            ============
 Period of delinquency:
  31-60 days.............     $       4,847    1.90%    $      4,849   1.23%    $      2,449    0.68%
  61-90 days.............             4,241    1.66            4,623   1.18            1,648    0.46
  Over 90 days...........            51,625   20.23           38,237   9.73           32,987    9.12
                              ------------- --------    ------------ -------    ------------  -------
  Total delinquencies....     $      60,713   23.79%    $     47,709  12.14%    $     37,084   10.25%
                              ============= ========    ============ =======    ============  =======
REO......................     $       3,725             $      5,744            $      6,220
                              =============             ============           =============
HOME MORTGAGE LOANS
Total portfolio..........     $   1,836,678             $  3,249,501            $  2,675,559
                              =============             ============            ============
Period of delinquency:
  31-60 days.............     $      35,301    1.92%    $     48,427   1.49%    $     37,213    1.39%
  61-90 days.............            18,961    1.03           24,124   0.74           22,919    0.86
  Over 90 days...........           104,441    5.69          108,272   3.33           73,410    2.74
                              ------------- --------    ------------ -------    ------------  -------
  Total delinquencies....     $     158,703    8.64%    $    180,823   5.56%    $    133,542    4.99%
                              ============= ========    ============ =======    ============  =======
REO......................     $      30,675             $     22,256            $     27,825
                              =============             ============            ============
EQUIPMENT LEASES (A)
Total portfolio..........     $           -             $      8,475            $     28,992
                              =============             ============            ============
Period of delinquency:
  31-60 days.............     $           -        %    $        162   1.91%    $        411    1.42%
  61-90 days.............                 -                       83   0.98               93    0.32
  Over 90 days...........                 -                      154   1.82              423    1.46
                              ------------- --------    ------------ -------    ------------  -------
  Total delinquencies....     $           -        %    $        399   4.71%    $        927    3.20%
                              ============= ========    ============ =======    ============  =======
TOTAL MANAGED BY ABFS
Total loans and leases...     $   2,091,878             $  3,651,074            $  3,066,189
                              =============             ============            ============
Period of delinquency:
  31-60 days.............     $      40,148    1.92%    $     53,438   1.46%    $     40,073    1.31%
  61-90 days.............            23,202    1.11           28,830   0.79           24,660    0.80
  Over 90 days...........           156,066    7.46          146,663   4.02          106,820    3.48
                              ------------- --------    ------------ -------    ------------  -------
  Total delinquencies....     $     219,416   10.49%    $    228,931   6.27%    $    171,553    5.59%
                              ============= ========    ============ =======    ============  =======
REO......................     $      34,400    1.64%    $     28,000   0.77%    $     34,045    1.11%
                              ============= ========    ============ =======    ============  =======
SERVICED BY OTHERS (B):
Total portfolio serviced by
  others...................   $     139,811             $          -            $          -
                              =============             ============            ============
Period of delinquency:
  31-60 days.............     $       6,976    4.99%    $          -      -%    $          -       -%
  61-90 days.............             3,636    2.60                -      -                -       -
  Over 90 days...........             8,105    5.80                -      -                -       -
                              ------------- --------    ------------ -------    ------------  -------
  Total delinquencies....     $      18,717   13.39%    $          -      -%    $          -       -%
                              ============= ========    ============ =======    ============  =======

                                                             JUNE 30
                                -------------------------------------------------------------------
                                       2004                    2003                    2002
                                --------------------    ------------------       ------------------
                                  AMOUNT        %          AMOUNT     %            AMOUNT       %
                                ----------    ------    ----------  ------       ----------  ------
TOTAL PORTFOLIO..............   $2,231,689              $3,651,074               $3,066,189
                                ==========              ==========               ==========
Period of delinquency:
    31-60 days...............   $   47,124     2.11%    $   53,438   1.46%       $   40,073   1.31%
    61-90 days...............       26,838     1.20         28,830   0.79            24,660   0.80
    Over 90 days.............      164,171     7.36        146,663   4.02           106,820   3.48
                                ----------    -----     ----------   -----       -----------  -----
    Total delinquencies......   $  238,133    10.67%    $  228,931   6.27%       $  171,553   5.59%
                                ==========    =====     ==========  ======       ===========  =====
REO..........................   $   34,400     1.54%    $   28,000   0.77%       $   34,045   1.11%
                                ==========    =====     ==========  ======       ===========  =====

NET LOSSES EXPERIENCED
    DURING THE PERIOD (C):
On Loans:
  Absorbed by securitization
     trusts..................   $    8,782     0.32%    $    4,861   0.15%       $    2,618   0.09%
  Non-accrual loans..........       19,676(d)  0.71          6,897   0.21             3,816   0.14
  Loans available for sale...            -        -              -      -                 -      -
   On Leases.................          (40)   (1.25)           513   2.91             1,416   3.20
On REO:
  Absorbed by
     securitization trusts...        5,648     0.20          8,358   0.25             5,231   0.19
  REO on balance sheet.......        6,467     0.23          9,375   0.28             3,812   0.14
                                ----------               ----------               ----------
 Total net losses............   $   40,533     1.46%    $   30,004   0.90%        $   16,893  0.60%
                                ==========    ======    ==========   =====        ==========  =====

---------------------
(a)      We sold our interests in the leasing portfolio on January 22, 2004.
(b) We do not service the mortgage loans in the 2003-2 securitization trust, our most recent securitization, which closed in October 2003.
(c)      Percentage based on annualized losses and average total portfolio.
(d) $15.7 million was charged to the provision for credit losses and $4.0 million was charged to General and Administrative expenses.

         We do not service the mortgage loans in the 2003-2 securitization trust, our most recent securitization, which closed in October 2003. A third party services the $139.8 million of mortgage loans in that trust. Those loans and their delinquency status are included in the above Total Portfolio Quality table because we have retained securitization interests in the form of interest-only strips on our balance sheet. Due to different servicing practices, which may be followed by other loan servicers, loans serviced by others may perform less favorably and incur higher delinquencies and losses than the loans in the portfolio managed by us. We adjusted the initial loss assumption applied in valuing our interest-only strip from the 2003-2 securitization to account for this risk. No mortgage loans in the total portfolio were serviced by third parties prior to October 2003.

         DEFERMENT AND FORBEARANCE ARRANGEMENTS. See "-- On Balance Sheet Portfolio Quality -- Deferment and Forbearance Arrangements" for a discussion of how these arrangements arise and our policies and practices regarding deferment and forbearance arrangements.

         The following table presents, as of the end of our last nine quarters, information regarding loans under deferment and forbearance arrangements, which are reported as current loans if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) and thus not included in delinquencies in the delinquency table (dollars in thousands):

                                                    CUMULATIVE UNPAID PRINCIPAL BALANCE
                                        ----------------------------------------------------------------
                                                                                                % OF
                                                                                              PORTFOLIO
                                           UNDER            UNDER                            MANAGED BY
                                         DEFERMENT       FORBEARANCE         TOTAL(A)           ABFS
                                        -----------      -----------        -----------      ----------
June 30, 2002......................     $    64,958      $    73,705       $   138,663          4.52%
September 30, 2002.................          67,282           76,649           143,931          4.50
December 31, 2002..................          70,028           81,585           151,613          4.55
March 31, 2003.....................          85,205           84,751           169,956          4.89
June 30, 2003......................         110,487           87,199           197,686          5.41
September 30, 2003.................         141,547           80,467           222,014          7.47
December 31, 2003..................         152,664           75,769           228,433          9.17
March 31, 2004.....................         162,576           66,844           229,420         10.46
June 30, 2004......................         160,572           55,776           216,348         10.34

------------------
(a) Included in cumulative unpaid principal balance are loans with arrangements that were entered into longer than twelve months ago. At June 30, 2004, there was $29.9 million of cumulative unpaid principal balance under deferment arrangements and $31.8 million of cumulative unpaid principal balance under forbearance arrangements that were entered into prior to July 2003.

         Additionally, there are loans under deferment and forbearance arrangements, which have returned to delinquent status. At June 30, 2004 there was $55.8 million of cumulative unpaid principal balance under deferment arrangements and $51.7 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more.

         During the final six months of fiscal 2003 and the first six months of fiscal 2004, we experienced a pronounced increase in the number of borrowers under deferment arrangements and in light of the weakened economic environment during that twelve-month period we made use of deferment arrangements to a greater degree than in prior periods. The economic conditions that contributed most to the greater use of deferment arrangements during this period related to increased unemployment, loss of one job in two income households, and reductions in normal working hours and overtime. Since December 2003, we have experienced a reduction in new deferment arrangements due to improving economic conditions and if the improving economic environment continues, we expect to continue to experience a reduction in new deferment arrangements.

         The following table presents the amount of unpaid principal balance of loans that entered into a deferment or forbearance arrangement in each quarter of fiscal 2003 and 2004 (dollars in thousands):

                                     UNPAID PRINCIPAL BALANCE IMPACTED BY
                                           ARRANGEMENTS ENTERED INTO
                                              DURING THE QUARTER
                               -------------------------------------------------
                                                                                        % OF
                                                                                      PORTFOLIO
                                   UNDER              UNDER                          MANAGED BY
QUARTER ENDED:                   DEFERMENT         FORBEARANCE          TOTAL            ABFS
--------------                  ----------         -----------       -----------     ----------
September 30, 2002............  $   11,619         $    23,564       $    35,183         1.10%
December 31, 2002.............      17,015              27,004            44,019         1.32
March 31, 2003................      37,117              28,051            65,168         1.87
June 30, 2003.................      44,840              18,064            62,904         1.72
September 30, 2003............      58,419              15,955            74,374         2.50
December 31, 2003.............      52,029              14,272            66,301         2.66
March 31, 2004................      32,812               4,139            36,951         1.69
June 30, 2004.................      32,332                 982            33,314         1.59

----------------------
         The following table presents a summary of the activity, in terms of the principal balance, of loans under these arrangements for the years ended June 30, 2004 and 2003 (in thousands):

                                                   YEAR ENDED JUNE 30, 2004            YEAR ENDED JUNE 30, 2003
                                               ---------------------------------    -------------------------------
                                                  UNDER              UNDER             UNDER              UNDER
                                                DEFERMENT         FORBEARANCE        DEFERMENT         FORBEARANCE
                                               -------------    ----------------    -------------    --------------
Principal balance beginning of period...        $ 110,487          $  87,199          $  64,958        $  73,705
Plus loans entering arrangements:
    First time arrangements.............          166,288             32,459            106,781           83,942
    Repeat arrangements.................            9,304              2,889              3,810           12,741
Less loans that changed status:
    Loans returned to current status....           54,246             34,569             23,777           24,710
    Loans returned to delinquent
     status(a)..........................         (121,008)           (78,863)           (57,700)         (86,142)
Less loans exiting the program:
    Loans charged off...................             (120)              (101)               (54)            (118)
    Loans paid off......................          (47,445)           (16,610)           (20,775)         (13,510)
    Loan principal payments received....             (771)              (259)               (94)             (29)
    Loans that completed program........          (10,409)            (5,507)           (10,216)          (8,100)
                                                ---------         ----------          ---------        ----------
Principal balance end of period.........        $ 160,572         $   55,776          $ 110,487        $  87,199
                                                =========         ==========          =========        ==========

--------------------
(a) During the year ended June 30, 2004, $2.5 million and $4.2 million of loans previously under forbearance and deferment arrangements, respectively, which had returned to delinquent status, were foreclosed.

         Any credit losses realized on loans under these arrangements are included in total portfolio historical losses, which are used in developing credit loss assumptions.

         DELINQUENT LOANS AND LEASES. Total delinquencies (loans and leases with payments past due greater than 30 days, excluding REO) in the total portfolio were $238.1 million at June 30, 2004 compared to $228.9 million and $171.6 million at June 30, 2003 and 2002, respectively. Total delinquencies as a percentage of the total portfolio were 10.67% at June 30, 2004 compared to 6.27% and 5.59% at June 30, 2003 and 2002, respectively. The increase in delinquencies and delinquency percentages in fiscal 2004 and 2003 were mainly due to the impact on our borrowers of weak and uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers, and the seasoning of the total portfolio. As the total portfolio seasons, or ages, more borrowers can be expected to incur credit problems. These factors have resulted in a significant increase in the usage of deferment and forbearance activities during the 2003 and 2004 fiscal years. In addition, the delinquency percentage has increased due to high loan prepayment experience resulting from borrowers' refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A decrease in the amount of loans originated and securitized and an increase in whole loan sales with servicing released also contributed to the increase in the delinquency percentage at June 30, 2004 from June 30, 2003. As the total portfolio continues to season, and if our economy does not continue to improve, the delinquency rate may increase.

         REAL ESTATE OWNED. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $34.4 million, or 1.54% of the total portfolio at June 30, 2004 compared to $28.0 million, or 0.77% at June 30, 2003 and $34.0 million, or 1.11% at June 30, 2002. The increase in REO at June 30, 2004 occurred during the fourth quarter of fiscal 2004. During the fourth quarter, we slowed down the sales and liquidations of REO properties in the total portfolio and implemented a program to identify REO properties whose values may be maximized through rehabilitation. We intend to put greater effort into rehabilitating those REO properties and renting the properties to create sales value. It is too early in this program to predict how successful the program may be. As the total portfolio continues to season and if our economy does not continue to improve, the REO balance may increase.

INTEREST RATE RISK MANAGEMENT

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in interest rate swap yields, Treasury yields and one-month LIBOR yields. Changes in these interest rates impact the interest rate spread between the effective rate of interest received on loans available for sale or securitized (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through interest rate to investors for interests issued in connection with securitizations. Profitability and financial performance is also sensitive to the impact of changes in interest rates on the fair value of loans which are expected to be sold in whole loan sales. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and maintain our profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans available for sale, interest-only strips, servicing rights and subordinated debentures). We address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible.

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

         A rising interest rate environment could unfavorably impact our liquidity and capital resources. Rising interest rates could impact our short-term liquidity by limiting our ability to sell loans at favorable premiums in whole loan sales, widening investor interest rate spread requirements in pricing future securitizations, increasing the levels of overcollateralization in future securitizations, limiting our access to borrowings in the capital markets and limiting our ability to sell our subordinated debentures at favorable interest rates. In a rising interest rate environment, short-term and long-term liquidity could also be impacted by increased interest costs on all sources of borrowed funds, including the subordinated debentures, and by reducing interest rate spreads on our securitized loans, which would reduce our cash flows. See "-- Liquidity and Capital Resources" for a discussion of long-term and short-term liquidity.

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

                                                                AMOUNT MATURING AFTER JUNE 30, 2004
                                      -------------------------------------------------------------------------------------------
                                       MONTHS      MONTHS      MONTHS      MONTHS     MONTHS      THERE-                  FAIR
                                      1 TO 12     13 TO 24    25 TO 36    37 TO 48   49 TO 60     AFTER       TOTAL       VALUE
                                      --------    --------    --------    --------   --------    --------    --------    --------
RATE SENSITIVE ASSETS:
Loans available for sale (a) ......   $301,040    $     35    $     38    $     40   $     44    $  3,078    $304,275    $309,722
Interest-only strips ..............    112,168     101,796      72,722      60,753     52,247     270,626     670,312     459,086
Servicing rights ..................     20,897      16,388      14,033      12,126     10,452      49,474     123,370      73,738
Investments held to maturity (b) ..        839          --          --          --         --          --         839         839

RATE SENSITIVE LIABILITIES:
Fixed interest rate borrowings.....   $354,416    $175,468    $ 47,127    $ 10,043    $  6,509   $ 14,298    $607,861    $606,651
Average interest rate .............       9.87%       9.65%      10.23%       9.63%      11.59%     11.92%       9.90%
Variable interest rate
    borrowings ....................   $239,587    $     --    $     --    $     --    $     --   $     --    $239,587    $239,587
Average interest rate .............       3.76%         --          --          --          --         --        3.76%

--------------------
(a) For purposes of this table, all loans which qualify for securitization or whole loan sale are reflected as maturing within twelve months, since loans available for sale are generally held for less than three months prior to securitization or whole loan sale.

(b)      This investment was repaid in July 2004.


         LOANS AVAILABLE FOR SALE. Gain on sale of loans may be unfavorably impacted to the extent we hold loans with fixed interest rates prior to their sale. See "Business -- Business Strategy" for a discussion of our intent to add adjustable rate mortgage loans to our loan product line.

         A significant variable affecting the gain on sale of loans in a securitization is the interest rate spread between the average interest rate on fixed interest rate loans and the weighted-average pass-through interest rate to investors for interests issued in connection with the securitization. Although the average loan interest rate is fixed at the time the loan is originated, the pass-through interest rate to investors is not fixed until the pricing of the securitization which occurs just prior to the sale of the loans. Generally, the period between loan origination and pricing of the pass-through interest rate is less than three months. If market interest rates required by investors increase prior to securitization of the loans, the interest rate spread between the average interest rate on the loans and the pass-through interest rate to investors may be reduced or eliminated. This factor could have a material adverse effect on our future results of operations and financial condition. We estimate that each 0.1% reduction in the interest rate spread reduces the gain on sale of loans as a percentage of loans securitized by approximately 0.2%. See "-- Strategies for Use of Derivative Financial Instruments" for further detail of our interest rate risk management for available for sale loans.

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

         INTEREST-ONLY STRIPS AND SERVICING RIGHTS. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At June 30, 2004, $219.4 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 12.6% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of stockholders' equity. As of June 30, 2004, the interest rate sensitivity for $191.5 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for Use of Derivative Financial Instruments" for further detail. The interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 Trust is managed by an interest rate cap, which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down. The interest rate sensitivity for $128.5 million of floating interest rate certificates issued from the 2003-2 Trust is managed by an interest rate cap, which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down.

         A significant change in market interest rates could increase or decrease the level of loan prepayments, thereby changing the size of the total managed loan portfolio and the related projected cash flows. We attempt to minimize prepayment risk on interest-only strips and servicing rights by requiring prepayment fees on business loans and home equity loans, where permitted by law. When originally recorded, approximately 90-95% of business loans and 80-85% of home equity loans in the total portfolio were subject to prepayment fees. At June 30, 2004, approximately 50-55% of business loans and 50-55% of home equity loans in the total portfolio were subject to prepayment fees. However, higher than anticipated rates of loan prepayments could result in a write down of the fair value of related interest-only strips and servicing rights, adversely impacting earnings during the period of adjustment. We perform revaluations of our interest-only strips and servicing rights on a quarterly basis. As part of the revaluation process, we monitor the assumptions used for prepayment rates against actual experience, economic conditions and other factors and we adjust the assumptions, if warranted. See "-- Securitizations" for further information regarding these assumptions and the impact of prepayments during this period.

         SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES. We also experience interest rate risk to the extent that as of June 30, 2004 approximately $252.0 million of our liabilities were comprised of fixed interest rate subordinated debentures and senior collateralized subordinated notes outstanding with scheduled maturities of greater than one year. To the extent that market interest rates demanded on subordinated debentures increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

         STRATEGIES FOR USE OF DERIVATIVE FINANCIAL INSTRUMENTS. All derivative financial instruments are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the statement of income in the period incurred. The following discussion breaks down our use of derivative financial instruments into hedging activity and trading activity.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities," referred to as SFAS No. 133 in this document. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain criteria are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. If a derivative is a hedge, depending on the nature of the hedge designation, changes in the fair value of a derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. If a derivative is trading, changes in its fair value are recognized in earnings.

         The value of a derivative financial instrument is based on a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but is only used as a basis to determine fair value, which is recorded on the balance sheet and to determine interest and other payments between the counterparties. Our exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. We attempt to manage this exposure by limiting our derivative financial instruments to those traded on major exchanges and where our counterparties are major financial institutions.

HEDGE ACCOUNTING

         From time to time, we utilize derivative financial instruments in an attempt to mitigate the effect of changes in interest rates between the date loans are originated at fixed interest rates and the date the terms and pricing for a whole loan sale are fixed or the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. Generally, the period between loan origination and pricing for whole loan sales is less than 45 days and the period between loan origination and pricing of the pass-through interest rate is less than three months. The types of derivative financial instruments we use to mitigate the effects of changes in fair value of our loans due to interest rate changes may include interest rate swaps, futures and forward contracts, including forward sale agreements. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

         RELATED TO LOANS EXPECTED TO BE SOLD THROUGH SECURITIZATIONS. We may specifically designate derivative contracts as hedges of mortgage loans, which we expect to include in a term securitization at a future date. The mortgage loans consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities matching the maturities of the pass-through certificates. We may hedge potential changes in fair value due to changes in interest rate swap yield curves with forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. This practice has provided strong correlation between our hedge contracts and the ultimate pricing we receive on the subsequent securitization. At June 30, 2004 and 2003, we did not have any outstanding derivative financial instruments designated as hedges of loans we expected to sell through securitizations.

         RELATED TO LOANS EXPECTED TO BE SOLD THROUGH WHOLE LOAN SALE TRANSACTIONS. We may also utilize derivative financial instruments in an attempt to mitigate the effect of changes in market interest rates between the date loans are originated at fixed interest rates and the date that the loans will be sold in a whole loan sale. Derivative contracts may be specifically designated as hedges of mortgage loans, which we would expect to include in a whole loan sale transaction at a future date. We may hedge the effect of changes in market interest rates with forward sale commitments, Eurodollar futures, forward starting interest rate swaps, forward treasury sales or derivative contracts of similar underlying securities. We also enter into forward sale agreements to manage this risk.

         In March 2004, we entered into a forward sale agreement providing for the sale of $300.0 million of home mortgage loans and business purpose loans at a price of 104.4%. We sold loans under this commitment in the amount of $224.0 million during the month of March 2004 and $51.6 million during the month of April 2004, satisfying our commitment under this forward sale agreement, and recognizing gains of $8.4 million.

         In May 2004, we entered into a forward sale agreement providing for the sale of $175.0 million of home mortgage loans at a price of 101.6%. We sold loans under this commitment in the amount of $92.9 million during the month of May 2004 and $67.5 million during the month of June 2004, satisfying our commitment under this forward sale agreement, and recognizing gains of $1.8 million on the loans sold in the quarter ended June 30, 2004.

         On June 28, 2004, we entered into a forward sale agreement providing for the sale of $275.0 million of home mortgage loans at a price of 101.5%. We expect to satisfy this commitment in July and August 2004 with loans recorded on our balance sheet at June 30, 2004. We did not recognize any gains or losses on this forward sale agreement at June 30, 2004.

         DISQUALIFIED HEDGING RELATIONSHIP IN FISCAL 2003. The securitization market was not available to us in the fourth quarter of fiscal 2003. As a result, we realized that the expected high correlation between the changes in the fair values of derivatives designated as a hedge of mortgage loans previously expected to be securitized would not be achieved, and we discontinued hedge accounting for $170.0 million of forward starting interest rate swaps. Losses of $4.0 million on these $170.0 million of interest rate swaps were charged to the Statement of Income in the fourth quarter of fiscal 2003. An offsetting increase of $3.7 million in the value of the hedged mortgage loans was also recorded in the Statement of Income, representing the change in fair value of the loans for the hedged risk until the date that we learned that the securitization market was not available. The $170.0 million of interest rate swaps were reclassified as trading contracts.

         SUMMARY OF HEDGE ACCOUNTING. We recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedging transactions or on disqualified hedging relationships for the fiscal years ended June 30, 2004, 2003 and 2002. Ineffectiveness related to qualified hedging relationships during each period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

                                                                           YEAR ENDED JUNE 30,
                                                                 ----------------------------------------
                                                                    2004          2003           2002
                                                                 ----------     ----------     ----------
Gains and losses on derivatives recorded in
     securitization gains and offset by gains and losses
     recorded on loan securitizations:
Losses on derivative financial instruments.................      $       --     $   (3,806)    $  (9,401)

Recorded in gains and losses on derivative financial
     instruments:
Gains (losses) on derivative financial instruments.........      $    1,157     $   (7,037)    $      --
Gains (losses) on hedged loans.............................      $   (2,283)    $    6,160     $      --
Amount settled in cash - received (paid)...................      $      656     $   (5,041)    $  (9,401)

         At June 30, 2004 and 2003, the notional amounts of forward sale agreements, Eurodollar futures contracts and forward starting interest rate swap contracts accounted for as hedges and related unrealized gains and losses recorded as assets or liabilities on the balance sheet were as follows (in thousands):

                                                                        AT JUNE 30,
                                               -------------------------------------------------------
                                                          2004                         2003
                                               -------------------------     -------------------------

                                                 NOTIONAL     UNREALIZED       NOTIONAL     UNREALIZED
                                                  AMOUNT        (LOSS)          AMOUNT         LOSS
                                               -----------   -----------     -----------    ----------
Forward sale agreement..................       $   275,000   $        --     $   275,000    $       --
Eurodollar futures contracts............       $    27,962   $      (103)    $        --    $       --
Forward starting interest rate swaps....       $        --   $        --     $        --    $   (6,776)(a)

--------------------
(a) Represents the liability carried on the balance sheet at June 30, 2003 for previously recorded losses not settled in cash by June 30, 2003.

         The sensitivity of the Eurodollar futures contracts classified as fair value hedges as of June 30, 2004 to a 0.1% change in market interest rates is $9 thousand.

TRADE ACCOUNTING

         Generally, we do not enter into derivative financial instrument contracts for trading purposes. However, we have entered into derivative financial instrument contracts, which were not designated or qualified as accounting hedges in accordance with SFAS No. 133. In these cases the derivative contracts are recorded as an asset or liability on the balance sheet at fair value and gains and losses are included in the income statement.

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

         However due to declining market interest rates during the period the derivative contracts were used to manage interest rate risk on loans in our pipeline, we recorded losses on forward starting interest rate swap contracts during the fiscal year ended June 30, 2003. The losses are summarized in the table below. During the year ended June 30, 2004, we did not utilize derivative financial instruments to protect future securitization spreads on loans in our pipeline.

         RELATED TO LOANS EXPECTED TO BE SOLD THROUGH WHOLE LOAN SALE TRANSACTIONS. During fiscal 2004 and 2003, we used Eurodollar futures contracts or interest rate swap contracts to manage interest rate risk on loans in our pipeline or loans expected to be sold in whole loan sale transactions.

         Forward starting interest rate swap contracts with a notional amount of $170.0 million were carried over from a fiscal 2003 disqualified hedging relationship. These forward starting interest rate swap contracts were used to manage the effect of changes in market interest rates on the fair value of fixed-rate mortgage loans that were sold in the first quarter of fiscal 2004 and the contracts were closed in that quarter. We had elected not to designate these derivative contracts as an accounting hedge.

         We recorded the following gains and losses on the fair value of derivative financial instruments classified as trading for the years ended June 30, 2004 and 2003. There were no derivative contracts classified as trading for the year ended June 30, 2002 except those noted below at June 30, 2002 to manage the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR (in thousands):

                                                                  YEAR ENDED JUNE 30,
                                                                  -------------------
                                                                    2004       2003
                                                                  -------    --------
Trading Gains/(Losses) on Eurodollar futures contracts:
Related to loan pipeline ......................................   $(1,425)   $    --

Trading Gains/(Losses) on forward starting interest rate swaps:
Related to loan pipeline ......................................   $    --    $(3,796)
Related to whole loan sales ...................................   $ 5,097    $   441
Amount settled in cash - (paid) ...............................   $(1,187)   $(2,671)

         At June 30, 2004 and 2003, outstanding Eurodollar futures contracts or forward starting interest rate swap contracts used to manage interest rate risk on loans in our pipeline or expected to be sold in whole loan sale transactions and associated unrealized gains and unrealized losses recorded as assets and liabilities on the balance sheet were as follows (in thousands):


                                                   JUNE 30, 2004              JUNE 30, 2003
                                              ------------------------   ----------------------
                                              NOTIONAL      UNREALIZED   NOTIONAL    UNREALIZED
                                               AMOUNT         (LOSS)      AMOUNT        GAIN
                                              ---------    -----------   --------    ----------
Eurodollar futures contracts............       $202,038       $(851)     $     --      $  --
Forward starting interest rate swaps...        $     --       $  --      $170,000      $ 441

         The sensitivity of the Eurodollar futures contracts held as trading as of June 30, 2004 to a 0.1% change in market interest rates is $66 thousand.

         RELATED TO INTEREST-ONLY STRIPS. We had an interest rate swap contract, which was not designated as an accounting hedge, designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. This contract matured in April 2004. Unrealized gains and losses on the interest rate swap contract are due to changes in the interest rate swap yield curve during the periods the contract was in place. Net gains and losses on this interest rate swap contract included the amount of cash settlement with the contract counter party each period. Net gains and losses on this interest rate swap contract for the fiscal years ended June 30, 2004, 2003 and 2002 were as follows (in thousands):

                                                                  YEAR ENDED JUNE 30,
                                                           -------------------------------
                                                             2004        2003       2002
                                                           -------     --------   --------
Unrealized gain (loss) on interest rate swap
    contract.........................................      $   335     $    127   $   (460)
Cash interest paid on interest rate swap contract....         (307)      (1,038)      (266)
                                                           -------     --------   --------
Net gain (loss) on interest rate swap contract.......      $    28     $   (911)  $   (726)
                                                           =======     ========   ========

         In the future, we may expand the types of derivative financial instruments we use to hedge interest rate risk to include other types of derivative contracts. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. Hedging involves transaction and other costs that could increase as the period covered by the hedging protection increases. Although it is expected that such costs would be offset by income realized from whole loan sales or securitizations in that period or in future periods, we may be prevented from effectively hedging fixed interest rate loans held for sale without reducing income in current or future periods. In addition, while Eurodollar rates, interest rate swap yield curves and the pass-through interest rate of securitizations are generally strongly correlated, this correlation has not held in periods of financial market disruptions.

RELATED PARTY TRANSACTIONS

         We have a loan receivable from our Chairman and Chief Executive Officer, Anthony J. Santilli, for $0.6 million, which was an advance for the exercise of stock options to purchase 247,513 shares (272,264 shares after the effect of stock dividends) of our common stock in 1995. The loan is due in September 2005 (earlier if the stock is disposed of). Interest at 6.46% is payable annually. The loan is secured by 247,513 shares (272,264 shares after the effect of stock dividends) of our common stock, and is shown as a reduction of stockholders' equity in our financial statements. Mr. Santilli is current in all payments required by the loan agreement.

         In February 2003, we awarded 2,000 shares (2,200 shares after the effect of subsequent stock dividends) of our common stock to each of Warren E. Palitz and Jeffrey S. Steinberg as newly appointed members of our Board of Directors.

         Jeffrey S. Steinberg, formerly one of our directors and currently an Executive Vice President, received $58 thousand in consulting fees from us during the quarter ended December 31, 2003 and $60 thousand in consulting fees during the quarter ended March 31, 2004 prior to his resignation from our Board of Directors on February 20, 2004. Mr. Steinberg received the consulting fees for assisting us during these two fiscal quarters with the implementation of the adjusted business strategy, including the expansion of our broker network into California, Texas and Maryland. Mr. Steinberg was instrumental in negotiating agreements to purchase broker assets in these states and in quickly organizing these assets into loan production facilities. Mr. Steinberg's compensation was determined by reference to the fees charged by finders and brokers, including investment bankers, for efforts to find and purchase loan production assets.


         Barry Epstein, Managing Director of the National Wholesale Residential Mortgage Division, received 200,000 shares (220,000 shares after giving effect to subsequent stock dividends) of common stock on December 24, 2003 under the terms of his employment agreement, subject to the transfer restrictions and forfeiture provisions provided for in a restricted stock agreement until achievement of certain performance goals stipulated in both agreements. The shares were issued by us as a material inducement for Mr. Epstein's employment. The performance goals have been met, and the transfer and forfeiture provisions have been terminated, with respect to 100,000 shares (110,000 shares after giving effect to subsequent stock dividends).

         We employ members of the immediate family of three of our executive officers (one of whom is also a director) in various executive and other positions. We believe that the salaries we pay these individuals are competitive with salaries paid to other employees in similar positions in our organization and in our industry.

         In fiscal 2003, Lanard & Axilbund, Inc. ("L&A"), a real estate brokerage and management firm in which our Director, Mr. Sussman, was a shareholder until December 31, 2002 and is now Chairman Emeritus, acted as our agent in connection with the lease of our current corporate office space. As a result of this transaction, L&A received a commission of $978,439 from the landlord of the leased office space during fiscal 2003 and is entitled to receive an additional commission of the same amount in the future upon the fulfillment of certain conditions which have been fulfilled. We believe this commission in the aggregate to be consistent with market and industry standards. Pursuant to an exit agreement between L&A and Mr. Sussman, Mr. Sussman received a distribution from L&A during fiscal 2003 on account of the first commission payment consistent with his percentage stock ownership of L&A in the amount of $59,212 and is entitled to receive the same amount upon L&A's receipt of the second commission payment. As part of our agreement with L&A, L&A reimbursed us in the amount of $229,214 for some of our costs related to finding new office space including some of our expenses related to legal services, feasibility studies and space design.

         Anthony J. Santilli, our Chairman, Chief Executive Officer and President, Beverly Santilli, our Executive Vice President, and Dr. Jerome Miller, our director, each held subordinated debentures eligible to participate in the first exchange offer. Each named individual tendered all such eligible subordinated debentures in the first exchange offer and as of February 6, 2004, the expiration date of the first exchange offer, pursuant to the terms of the first exchange offer, were holders of the following number of shares of Series A preferred stock (SAPS) and aggregate amount of senior collateralized subordinated notes (SCSN): Mr. Santilli: SAPS - 4,691, SCSN - $4,691; Mrs.
Santilli: SAPS - 4,691, SCSN - $4,691; Dr. Miller: SAPS - 30,164, SCSN -
$30,164.

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


JUNE 30, 2004:                                                         DELINQUENCIES
-----------------------------------------------------------------------------------------
                                                                     AMOUNT         %
                                                                   ----------   ---------
On-balance sheet loan receivables:
   Loans available for sale......................  $     300,141   $      245
   Non-accrual loans.............................          3,462        3,354
                                                   -------------   ----------
       Total on-balance sheet loan receivables...        303,603        3,599      1.19%
Securitized loan receivables.....................      1,928,086      234,534     12.16%
                                                   -------------   ----------
   Total Portfolio...............................  $   2,231,689   $  238,133     10.67%
                                                   =============   ==========

On-balance sheet REO.............................  $       1,920
Securitized REO..................................         32,480
                                                   -------------
Total REO........................................  $      34,400
                                                   =============
JUNE 30, 2003:                                                          DELINQUENCIES
-----------------------------------------------------------------------------------------
                                                                      AMOUNT        %
                                                                    ---------- ----------
On-balance sheet loan receivables:
   Loans available for sale......................  $     257,841   $      225
   Non-accrual loans.............................          5,358        4,936
   Lease receivables.............................          4,126          111
                                                   -------------   ----------
       Total on-balance sheet loan receivables...        267,325        5,272      1.97%
Securitized loan and lease receivables........         3,383,749      223,659      6.61%
                                                   -------------   ----------
Total Portfolio...............................     $   3,651,074   $  228,931      6.27%
                                                   =============   ==========

On-balance sheet REO..........................     $       4,776
Securitized REO...............................            23,224
                                                   -------------
Total REO.....................................     $      28,000
                                                   =============
JUNE 30, 2002:                                                          DELINQUENCIES
-----------------------------------------------------------------------------------------
                                                                      AMOUNT        %
                                                                   ----------  ----------
On-balance sheet loan receivables:
   Loans available for sale....................    $      44,621   $      216
   Non-accrual loans...........................            6,991        6,483
   Lease receivables...........................            7,774          259
                                                   -------------   ----------
       Total on-balance sheet loan receivables.           59,386        6,958     11.72%
Securitized loan and lease receivables.........        3,006,803      164,595      5.47%
                                                   -------------   ----------
Total Portfolio................................    $   3,066,189   $  171,553      5.59%
                                                   =============   ==========

On-balance sheet REO...........................    $       3,784
Securitized REO................................           30,261
                                                   -------------
Total REO......................................    $      34,045
                                                   =============

OFFICE FACILITIES

         We presently lease office space for our corporate headquarters in Philadelphia, Pennsylvania. The current lease term for the Philadelphia facility expires in June 2014. The terms of the rental agreement require increased payments annually for the term of the lease with average minimum annual rental payments of $4.2 million. We have entered into contracts, or may engage parties in the future, related to the relocation of our corporate headquarters such as contracts for building improvements to the leased space, office furniture and equipment and moving services. The provisions of the lease and local and state grants provided us with reimbursement of a substantial amount of our costs related to the relocation, subject to certain conditions and limitations. We do not believe our unreimbursed expenses or unreimbursed cash outlay related to the relocation will be material to our operations.

         The lease requires us to maintain a letter of credit in favor of the landlord to secure our obligations to the landlord throughout the term of the lease. The amount of the letter of credit is currently $8.0 million. The letter of credit is currently issued by JPMorgan Chase Bank.

         We continue to lease some office space in Bala Cynwyd under a five-year lease expiring in November 2004 at an annual rental of approximately $0.7 million. We performed loan servicing and collection activities at this office, but relocated these activities to our Philadelphia office on July 12, 2004. The expenses and cash outlay related to the relocation were not material to our operations.

         We also lease the office space in Roseland, New Jersey and the nine-year lease expires in January 2012. The terms of the rental agreement require increased payments periodically for the term of the lease with average minimum annual rental payments of $0.8 million.

         In connection with the acquisition of the California mortgage broker operation in December 2003, we assumed the obligations under a lease for approximately 3,700 square feet of space in West Hills, California. The remaining term of the lease is 2 years, expiring September 30, 2006 at an annual rental of approximately $0.1 million.

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

         In connection with the acquisition of the Texas broker operation, we entered into a sublease on June 11, 2004 for approximately 6,000 square feet of space in Austin, Texas. The term of the sublease is 10 1/2 months, expiring April 28, 2005 at an annual rental of approximately $0.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

         The following description should be read in conjunction with the significant accounting policies, which have been adopted and are set forth in
Note 1 of the June 30, 2004 Consolidated Financial Statements.

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

         Based on the requirements of this guidance, we are carrying a liability of $0.7 million on our balance sheet for our obligation to 2003-1 securitization trust which was created in March 2003. This liability represents the fair value of periodic interest advances that we, as servicer of the securitized loans, are obligated to pay on behalf of delinquent loans in the trust. The recording of this liability reduced the gain on sale recorded for the securitization. We would expect to record a similar liability for any subsequent securitization as it occurs. The amount of the liability that will be recorded is dependent mainly on the volume of loans we securitize, the expected performance of those loans and the interest rate of the loans. We have not completed a new securitization with servicing retained since 2003-1.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. We plan to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on our financial condition or results of operations. We have adopted the new standard related to disclosure in the interim period beginning January 1, 2003. See Notes 1 and 13 of the Consolidated Financial Statements for further detail of the adoption of this rule.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires an issuer to classify certain financial instruments having characteristics of both liabilities and equity, such as mandatorily redeemable shares and obligations to repurchase the issuer's equity shares, as liabilities. The guidance is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. We do not have any instruments with such characteristics and do not expect SFAS No. 150 to have a material impact on our financial condition or results of operations.

         In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which replaces the original FIN No. 46 issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. Special Purpose Entities ("SPE") are one type of entity, which, under certain circumstances, may qualify as a variable interest entity. Although the Company uses unconsolidated SPEs extensively in its loan securitization activities, the guidance will not affect the Company's current consolidation policies for SPEs as the guidance does not change the guidance incorporated in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46R will therefore have no effect on the Company's financial condition or results of operations and would not be expected to affect it in the future.

ITEM 8. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accountants........................ 181

Consolidated Balance Sheets as of June 30, 2004 and 2003................... 182

Consolidated Statements of Operations for the years ended
     June 30, 2004, 2003 and 2002.......................................... 184

Consolidated Statements of Stockholders' Equity for the years ended
     June 30, 2004, 2003 and 2002.......................................... 185

Consolidated Statements of Cash Flow for the years ended
     June 30, 2004, 2003 and 2002.......................................... 187

Notes to Consolidated Financial Statements................................. 189

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS


American Business Financial Services, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of American Business Financial Services, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flow for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Financial Services, Inc. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flow for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman LLP

BDO Seidman LLP
Philadelphia, Pennsylvania
October 8, 2004

                         AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                                        (dollar amounts in thousands)

                                                                                           JUNE 30,
                                                                                 ---------------------------
                                                                                    2004             2003
                                                                                 ----------       ----------
ASSETS
Cash and cash equivalents                                                        $      910       $   36,590
Restricted cash                                                                      13,307           10,885
Loan and lease receivables:
    Loans available for sale                                                        304,275          263,419
    Non-accrual loans (net of allowance for credit losses of $1,469 at June
       30, 2004 and $1,359 at June 30, 2003)                                          1,993            3,999
    Lease receivables (net of allowance for credit losses of $170 at June 30,
       2003)                                                                              -            3,984
Interest and fees receivable                                                         18,089           10,838
Deferment and forbearance advances receivable                                         6,249            4,341
Loans subject to repurchase rights                                                   38,984           23,761
Interest-only strips (includes the fair value of overcollateralization related
       cash flows of $216,926 and $279,245 at June 30, 2004 and 2003)               459,086          598,278
Servicing rights                                                                     73,738          119,291
Deferred income tax asset                                                            59,133                -
Property and equipment, net                                                          26,047           23,302
Prepaid expenses                                                                     13,511            3,477
Receivable for sold loans                                                                 -           26,734
Other assets                                                                         27,548           30,452
                                                                                 ----------       ----------
Total assets                                                                     $1,042,870       $1,159,351
                                                                                 ==========       ==========

                         AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                        (dollar amounts in thousands)

                                                                                          JUNE 30,
                                                                                ---------------------------
                                                                                   2004             2003
                                                                                ---------------------------
LIABILITIES
Subordinated debentures                                                         $  522,609       $  719,540
Senior collateralized subordinated notes                                            83,639                -
Warehouse lines and other notes payable                                            241,200          212,916
Accrued interest payable                                                            37,675           45,448
Accounts payable and accrued expenses                                               28,096           30,352
Liability for loans subject to repurchase rights                                    45,864           27,954
Deferred income tax liability                                                            -           17,036
Other liabilities                                                                   71,872           64,036
                                                                                ---------------------------
Total liabilities                                                                1,030,955        1,117,282
                                                                                ---------------------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001, liquidation preference of $1.00 per share plus accrued and unpaid dividends to the date of liquidation, authorized,
    203,000,000 shares at June 30, 2004 and 3,000,000 shares at June 30,
    2003; Issued: 93,787,111 shares of Series A at June 30, 2004                        94                -
Common stock, par value $.001, authorized shares 209,000,000 at June 30,
    2004 and 9,000,000 at June 30, 2003; Issued: 3,653,165 shares in 2004 and
    3,653,165 shares in 2003  (including Treasury shares of 54,823 in 2004
    and 411,584 in 2003)                                                                 4                4
Additional paid-in capital                                                         107,241           23,985
Accumulated other comprehensive income                                               4,596           14,540
Unearned compensation                                                                 (495)               -
Stock awards outstanding                                                                95                -
Retained earnings (deficit)                                                        (98,324)          13,104
Treasury stock, at cost                                                               (696)          (8,964)
                                                                                ---------------------------
                                                                                    12,515           42,669
Note receivable                                                                       (600)            (600)
                                                                                ---------------------------
Total stockholders' equity                                                          11,915           42,069
                                                                                ---------------------------
Total liabilities and stockholders' equity                                      $1,042,870       $1,159,351
                                                                                ===========================


See accompanying notes to financial statements.

                    AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                            2004           2003            2002
                                                          ---------------------------------------
                                                                   (amounts in thousands,
                                                                   except per share data)
REVENUES
Gain on sale of loans:
   Securitizations                                        $  15,107    $  170,950      $  185,580
   Whole loan sales                                          18,725           655           2,448
Interest and fees                                            17,732        19,395          18,890
Interest accretion on interest-only strips                   40,176        47,347          35,386
Servicing income                                              4,850         3,049           5,483
Other income                                                    482            10             114
                                                          ---------------------------------------
Total revenues                                               97,072       241,406         247,901
                                                          ---------------------------------------

EXPENSES
Interest                                                     68,138        68,098          68,683
Provision for credit losses                                  14,289         6,553           6,457
Employee related costs                                       50,026        41,601          36,313
Sales and marketing                                          15,734        27,773          25,958
(Gains) and losses on derivative financial instruments       (2,561)        5,037           1,022
General and administrative                                   84,718        96,182          73,865
Securitization assets valuation adjustment                   46,450        45,182          22,053
                                                          ---------------------------------------
Total expenses                                              276,794       290,426         234,351
                                                          ---------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            (179,722)      (49,020)         13,550
Provision for income taxes (benefit)                        (68,294)      (19,118)          5,691
                                                          ---------------------------------------

INCOME (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK          (111,428)      (29,902)          7,859
Dividends on preferred stock                                  3,718             -               -
                                                          ---------------------------------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK            $(115,146)   $  (29,902)     $    7,859
                                                          =======================================

EARNINGS (LOSS) PER COMMON SHARE:
    Basic                                                 $  (34.07)   $    (9.32)     $     2.44
    Diluted                                               $  (34.07)   $    (9.32)     $     2.26
AVERAGE COMMON SHARES:
   Basic                                                      3,380         3,210           3,227
   Diluted                                                    3,380         3,210           3,471


See accompanying notes to financial statements.

                                   AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             PREFERRED STOCK                 COMMON STOCK
                                         ------------------------------------------------------
(amounts in thousands)                                                                                             ACCUMULATED
                                           NUMBER OF                     NUMBER OF                   ADDITIONAL      OTHER
                                            SHARES                        SHARES                       PAID-IN    COMPREHENSIVE
                                          OUTSTANDING      AMOUNT       OUTSTANDING      AMOUNT        CAPITAL        INCOME
                                         --------------------------------------------------------------------------------------
Balance, June 30, 2001                              -      $    -             3,593      $    4       $ 23,984      $10,337
Comprehensive income:
    Net income                                      -           -                 -           -              -            -
    Net unrealized gains on
       interest-only strips                         -           -                 -           -              -        1,142
                                         --------------------------------------------------------------------------------------
Total comprehensive income                                                        -           -              -        1,142
Stock dividend (10% of outstanding
    shares)                                         -           -                 -           -              -            -
Cash dividends ($0.28 per share)                    -           -                 -           -              -            -
Repurchase of treasury shares                       -           -              (466)          -              -            -
Exercise of stock options                           -           -                 1           -              1            -
                                         --------------------------------------------------------------------------------------
Balance, June 30, 2002                              -           -             3,128           4         23,985       11,479
Comprehensive income (loss):
    Net loss                                        -           -                 -           -              -            -
    Net unrealized gains on
       interest-only strips                         -           -                 -           -              -        3,061
                                         --------------------------------------------------------------------------------------
Total comprehensive income (loss)                   -           -                 -           -              -        3,061
Exercise of non employee stock
    options                                         -           -                63           -              -            -
Exercise of employee stock options                  -           -                 5           -              -            -
Shares issued to employees                          -           -                42           -              -            -
Shares issued to directors                          -           -                 4           -              -            -
Stock dividend (10% of outstanding
    shares)                                         -           -                 -           -              -            -
Cash dividends ($0.32 per share)                    -           -                 -           -              -            -
                                         --------------------------------------------------------------------------------------
Balance, June 30, 2003                              -           -             3,242           4         23,985       14,540
COMPREHENSIVE INCOME (LOSS):
   NET LOSS                                         -           -                 -           -              -            -
   NET UNREALIZED LOSS ON
    INTEREST-ONLY STRIPS                            -           -                 -           -              -       (9,944)
                                         --------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                   -           -                 -           -              -       (9,944)

ISSUANCE OF PREFERRED STOCK                    93,787          94                 -           -         92,981            -
ISSUANCE OF RESTRICTED STOCK                        -           -               220           -         (1,548)           -
VESTING OF RESTRICTED STOCK (110,000
       SHARES)                                      -           -                 -           -              -            -
EMPLOYEE STOCK GRANT                                -           -               136           -         (1,287)           -
STOCK AWARDS OUTSTANDING                            -           -                 -           -              -            -
STOCK DIVIDEND (10% OF OUTSTANDING                                                                           -            -
    SHARES)                                         -           -                 -           -         (3,993)           -
CASH DIVIDENDS DECLARED ON
   PREFERRED STOCK ($0.05 PER SHARE)                -           -                 -           -         (2,897)           -
PREFERRED STOCK BENEFICIAL
    CONVERSION FEATURE:
    AMORTIZATION OF BENEFICIAL
        CONVERSION DISCOUNT                         -           -                 -           -            821            -
    NON-CASH PREFERRED
        DIVIDEND                                    -           -                 -           -           (821)           -
                                         --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004                         93,787      $   94             3,598      $    4       $107,241    $   4,596
                                         ======================================================================================


See accompanying notes to financial statements.

                                  AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                                      TOTAL
                                           UNEARNED     STOCK AWARDS      RETAINED       TREASURY       NOTE      STOCKHOLDERS'
(amounts in thousands)                   COMPENSATION   OUTSTANDING       EARNINGS        STOCK      RECEIVABLE       EQUITY
                                         --------------------------------------------------------------------------------------
Balance, June 30, 2001                   $          -      $    -       $    43,922      $(10,785)    $   (600)   $      66,862
Comprehensive income:
    Net income                                      -           -             7,859             -            -            7,859
    Net unrealized gains on
       interest-only strips                         -           -                 -             -            -            1,142
                                         --------------------------------------------------------------------------------------
Total comprehensive income                          -           -             7,859             -            -            9,001
Stock dividend (10% of outstanding
    shares)                                                                  (2,979)        2,979            -                -
Cash dividends ($0.28 per share)                    -           -              (834)            -            -             (834)
Repurchase of treasury shares                       -           -                 -       (5,652)            -           (5,652)
Exercise of stock options                           -           -                 -             -            -                1
                                         --------------------------------------------------------------------------------------
Balance, June 30, 2002                              -           -            47,968       (13,458)        (600)          69,378
Comprehensive income (loss):
    Net loss                                        -           -           (29,902)            -            -          (29,902)
    Net unrealized gains on
       interest-only strips                         -           -                 -             -            -            3,061
                                         --------------------------------------------------------------------------------------
Total comprehensive income (loss)                   -           -           (29,902)            -            -          (26,841)
Exercise of non employee stock
    options                                         -           -              (569)          619            -               50
Exercise of employee stock options                  -           -               (31)           51            -               20
Shares issued to employees                          -           -              (119)          492            -              373
Shares issued to directors                          -           -               (28)           51            -               23
Stock dividend (10% of outstanding
    shares)                                         -           -            (3,281)        3,281            -                -
Cash dividends ($0.32 per share)                    -           -              (934)            -            -             (934)
                                         --------------------------------------------------------------------------------------
Balance, June 30, 2003                              -           -            13,104        (8,964)        (600)          42,069
COMPREHENSIVE INCOME (LOSS):
   NET LOSS                                         -           -          (111,428)            -            -         (111,428)
   NET UNREALIZED LOSS ON INTEREST-
    ONLY STRIPS                                     -           -                 -             -            -           (9,944)
                                         --------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                   -           -          (111,428)            -            -         (121,372)
ISSUANCE OF PREFERRED STOCK                         -           -                 -             -            -           93,075
ISSUANCE OF RESTRICTED STOCK                     (990)          -                 -         2,538            -                -
VESTING OF RESTRICTED STOCK (110,000
    SHARES)                                       495           -                 -             -            -              495

EMPLOYEE STOCK GRANT                                -           -                 -         1,737            -              450
STOCK AWARDS OUTSTANDING                            -          95                 -             -            -               95
STOCK DIVIDEND (10% OF OUTSTANDING
    SHARES)                                         -           -                 -         3,993            -                -
CASH DIVIDENDS DECLARED ON
   PREFERRED STOCK ($0.05 PER SHARE)                -           -                 -            -            -           (2,897)

PREFERRED STOCK BENEFICIAL
    CONVERSION FEATURE:

    AMORTIZATION OF BENEFICIAL
       CONVERSION FEATURE                           -           -                 -             -            -              821

    NON-CASH PREFERRED
       DIVIDEND                                     -           -                 -             -            -             (821)


                                         --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004                   $       (495)     $   95        $  (98,324)     $   (696)    $   (600)   $      11,915
                                         ======================================================================================

See accompanying notes to financial statements.

                            AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                   YEAR ENDED JUNE 30,
                                                                         2004            2003            2002
                                                                      -------------------------------------------
                                                                               (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $  (111,428)    $   (29,902)    $     7,859
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Gain on sales of loans                                             (33,832)       (171,605)       (188,028)
       Depreciation and amortization                                       48,481          53,614          40,615
       Interest accretion on interest-only strips                         (40,176)        (47,347)        (35,386)
       Securitization assets valuation adjustment                          46,450          45,182          22,053
       Provision for credit losses                                         14,289           6,553           6,457
Loans and leases originated for sale                                   (1,058,557)     (1,732,346)     (1,434,176)
Proceeds from sale of loans and leases                                  1,014,914       1,463,714       1,452,999
Principal payments on loans and leases                                     26,169          19,136          12,654
(Increase) decrease in accrued interest and fees on loan and lease
    receivables                                                            (9,159)         (2,887)          4,257
Purchase of initial overcollateralization on securitized loans                  -         (10,641)              -
Required purchase of additional overcollateralization on
    securitized loans                                                     (27,334)        (73,253)        (47,271)
Cash flow from interest-only strips                                       178,457         160,417         100,692
Increase (decrease) in prepaid expenses                                   (10,034)            163            (183)
(Decrease) increase in accrued interest payable                            (7,773)          2,379          10,370
(Decrease) increase in accounts payable and accrued expenses               (2,758)         17,037           5,366
Accrued interest payable reinvested in subordinated debentures             38,328          38,325          31,706
(Decrease) increase in deferred income taxes                              (70,814)        (22,185)          4,595
Increase (decrease) in loans in process                                    11,467           5,321             736
(Payments) on derivative financial instruments                               (838)         (8,750)         (9,667)
Other, net                                                                    970           1,700           1,045
                                                                      -------------------------------------------
Net cash provided by (used in) operating activities                         6,822        (285,375)        (13,307)
                                                                      -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net                                    (9,883)        (12,450)         (4,472)
Principal receipts and maturity of investments                                 42              36              28
                                                                      -------------------------------------------
Net cash used in investing activities                                      (9,841)        (12,414)         (4,444)
                                                                      -------------------------------------------

                         AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

                                                                              YEAR ENDED JUNE 30,
                                                                         2004         2003          2002
                                                                      -------------------------------------
                                                                          (dollar amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated debentures                     $ 166,034    $ 181,500      $ 224,062
Redemptions of subordinated debentures                                 (223,443)    (156,005)      (137,998)
Net borrowings (repayments) on revolving lines of credit                 53,636      179,594        (34,077)
Principal payments on lease funding facility                                  -       (2,129)        (3,345)
Principal payments under capital lease obligations                         (319)        (213)             -
Net borrowings (repayments) of other notes payable                      (26,158)      26,158         (5,156)
Financing costs incurred                                                 (2,170)        (841)        (1,743)
Exercise of employee stock options                                            -           20              1
Exercise of non-employee stock options                                        -           50              -
Lease incentive receipts                                                  4,562        9,465              -
Cash dividends paid on common stock                                           -         (934)          (834)
Cash dividends paid on preferred stock                                   (2,381)           -              -
Repurchase of treasury stock                                                  -            -         (5,652)
                                                                      -------------------------------------
Net cash (used in) provided by financing activities                     (30,239)     236,665         35,258
                                                                      -------------------------------------

Net (decrease) increase in cash and cash equivalents and
    restricted cash                                                     (33,258)     (61,124)        17,507
Cash and cash equivalents and restricted cash at beginning of year       47,475      108,599         91,092
                                                                      -------------------------------------
Cash and cash equivalents and restricted cash at end of year          $  14,217    $  47,475      $ 108,599
                                                                      =====================================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
    Interest                                                          $  37,583    $  27,394      $  26,729
    Income taxes                                                      $     752    $     787      $   1,511

Noncash transaction recorded in the acquisitions of mortgage broker operations:
    Increase in warehouse lines and other notes payable               $   1,125    $       -      $       -
    Increase in accounts payable and other accrued expenses                $107    $       -      $       -
    Increase in other assets                                             $1,232    $       -      $       -

Noncash transaction recorded for conversion of subordinated
 debentures into preferred stock and senior collateralized
 subordinated notes:
    Decrease in subordinated debentures                               $ 177,426    $       -      $       -
    Increase in senior collateralized subordinated notes              $  83,639    $       -      $       -
    Increase in preferred stock                                       $      94    $       -      $       -
    Increase in additional paid-in capital                            $  93,693    $       -      $       -

Noncash transaction recorded for capitalized lease agreement:
    Increase in property and equipment                                $       -    $  (1,020)     $       -
    Increase in warehouse lines and other notes payable               $       -    $   1,020      $       -

See accompanying notes to financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a financial services organization operating predominantly in the eastern and central portions of the United States. The Company originates, sells and services business purpose loans and home mortgage loans through its principal direct and indirect subsidiaries. The Company also processes and purchases home mortgage loans from other financial institutions through the Bank Alliance Services program.

Historically, the Company's loans primarily consisted of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. The Company's recent business strategy adjustments include increasing loan originations by offering adjustable rate loans and purchase money mortgage loans. The Company's customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to the Company's products and services. The Company originates loans through a combination of channels including a national processing center located at its centralized operating office in Philadelphia, Pennsylvania and a network of mortgage brokers. During fiscal 2004, the Company acquired broker operations in West Hills, California and Austin, Texas and opened new offices in Edgewater, Maryland and Irvine, California to support the Company's broker operations. The Company's centralized operating office was located in Bala Cynwyd, Pennsylvania prior to July 7, 2003. Prior to June 30, 2003 the Company also originated home equity loans through several direct retail branch offices. Effective June 30, 2003, the Company discontinued originating loans through direct retail branch offices. The Company's loan servicing and collection activities were performed at our Bala Cynwyd, Pennsylvania office, and were relocated to our Philadelphia office on July 12, 2004.

In addition, the Company offers subordinated debentures to the public, the proceeds of which are used for repayment of existing debt, loan originations, operations (including repurchases of delinquent assets from securitization trusts and funding loan overcollateralization requirements under its credit facilities), investments in systems and technology and for general corporate purposes.

BUSINESS CONDITIONS

GENERAL. For its ongoing operations, the Company depends upon frequent financings, including the sale of unsecured subordinated debentures, borrowings under warehouse credit facilities or lines of credit and it also depends on the sale of loans on a whole loan basis or through publicly underwritten or privately-placed securitizations. If the Company is unable to renew or obtain adequate funding on acceptable terms through its sale of subordinated debentures or under a warehouse credit facility, or other borrowings, or if it is unable to sell or securitize its loans, the lack of adequate funds would adversely impact liquidity and result in continued losses or reduce profitability. To the extent that the Company is not successful in replacing existing subordinated debentures and senior collateralized subordinated notes upon maturity, maintaining adequate warehouse credit facilities or lines of credit to fund increasing loan originations, or securitizing and selling its loans, it may have to limit future loan originations and restructure its operations. Limiting loan originations or restructuring operations could impair the Company's ability to repay subordinated debentures and senior collateralized subordinated notes at maturity and may result in continued losses.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

The Company has historically experienced negative cash flow from operations since 1996 primarily because, in general, its business strategy of selling loans through securitizations had not generated cash flow immediately. However, during fiscal 2004, the Company experienced positive cash flow from operations of $6.8 million, primarily due to sales of loans on a whole loan basis it originated in fiscal 2003. The following table compares the principal amount of loans sold in whole loan sales during the year ended June 30, 2004, to the amount of loans originated during the same period (in thousands).

                                                                 Whole Loan          Loans
        Quarter Ended                                              Sales          Originated
        -----------------------------------------------------   ------------      ----------
        September 30, 2003                                      $245,203           $124,052
        December 31, 2003                                          7,975 (a)        103,084
        March 31, 2004                                           228,629            241,449
        June 30, 2004                                            326,571            514,095
                                                                ------------       --------
        Total for year ended June 30, 2004                      $808,378           $982,680
                                                                ============       ========

----------
(a) During the quarter ended December 31, 2003, the Company completed a securitization of $173.5 million of mortgage loans.

For the fiscal year ended June 30, 2004, the Company recorded a net loss attributable to common stock of $115.1 million. The loss primarily resulted from: a) liquidity issues described below, which substantially reduced the Company's ability to originate loans and generate revenues during the first nine months of fiscal 2004, b) the Company's inability to complete securitizations of loans during the first, second and third quarters of fiscal 2004, c) operating expense levels which would support greater loan origination volume, and d) $46.4 million of pre-tax charges for valuation adjustments on its securitization assets. The valuation adjustments reflect the impact of higher than anticipated prepayments on securitized loans experienced during fiscal 2004 due to the continuing low interest rate environment. In fiscal 2004, the Company originated $982.7 million of loans, which represents a significant reduction as compared to $1.67 billion of loans originated in the prior fiscal year.

For the fiscal year ended June 30, 2003, the Company recorded a loss of $29.9 million. The loss in fiscal 2003 was primarily due to the Company's inability to complete a securitization of loans during the fourth quarter of fiscal 2003 and to $45.2 million of net pre-tax charges for net valuation adjustments recorded on securitization assets.

LIQUIDITY CONCERNS. The Company's short-term liquidity has been negatively impacted by several events and issues, which have occurred starting in the fourth quarter of fiscal 2003.

First, the Company's inability to complete a securitization during the fourth quarter of fiscal 2003 adversely impacted its short-term liquidity position and contributed to the loss for fiscal 2003. Because there was no securitization, $453.4 million of the Company's $516.1 million of revolving credit and conduit facilities then available was drawn upon at June 30, 2003. The Company's revolving credit facilities and mortgage conduit facility had $62.7 million of unused capacity available at June 30, 2003, which significantly reduced its ability to fund loan originations in fiscal 2004 until it sold existing loans, extended existing credit facilities, or added new credit facilities.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

Second, the Company's ability to finance new loan originations in the first three months of fiscal 2004 using borrowings under certain of its credit facilities which carried over into fiscal 2004 was limited, terminated or expired by October 31, 2003. Further advances under a non-committed portion of one of these credit facilities were subject to the discretion of the lender and subsequent to June 30, 2003, there were no new advances under the non-committed portion. Additionally, on August 20, 2003, amendments to this credit facility eliminated the non-committed portion of this facility, reduced the committed portion to $50.0 million and accelerated the expiration date from November 2003 to September 30, 2003. Also, a $300.0 million mortgage conduit facility with a financial institution that enabled the Company to sell its loans into an off-balance sheet facility, expired pursuant to its terms on July 5, 2003. In addition, the Company was unable to borrow under a $25.0 million warehouse facility after September 30, 2003, and this facility expired on October 31, 2003.

Third, even though the Company was successful in obtaining one new credit facility in September 2003 and obtaining a second new credit facility in October 2003, see Remedial Actions to Address Liquidity Issues below, its ability to finance new loan originations in the second and third quarters of fiscal 2004 with borrowings under these new credit facilities was limited. The limitations resulted from requirements to fund overcollateralization, which is discussed below, in connection with new loan originations.

Fourth, the Company's temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004 further impaired its liquidity.

As a result of these liquidity issues, the Company's loan origination volume was substantially reduced. From July 1, 2003 through June 30, 2004, the Company originated $982.7 million of loans, which represents a significant reduction as compared to originations of $1.67 billion of loans in fiscal 2003. As a result of the decrease in loan originations and liquidity issues described above, the Company incurred a loss in fiscal 2004 and depending on the Company's ability to complete securitizations and recognize gains in the future, it anticipates incurring losses at least through the first quarter of fiscal 2005.

The combination of the Company's current cash position and expected sources of operating cash in fiscal 2005 may not be sufficient to cover its operating cash requirements. For the next six to twelve months the Company expects to augment its sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures will be used to fund overcollateralization requirements in connection with loan originations and fund the Company's operating losses. The Company can provide no assurances that it will be able to continue issuing subordinated debentures. In the event the Company is unable to offer additional subordinated debentures for any reason, it has developed a contingent financial restructuring plan. This plan is described later in this note under "Subordinated Debentures and Senior Collateralized Subordinated Notes." On June 30, 2004, the Company had unrestricted cash of approximately $0.9 million and up to $210.4 million available under its credit facilities. Advances under these credit facilities can only be used to fund loan originations and not for any other purposes. The Company anticipates that depending upon the size of its future quarterly securitizations, it will need to increase loan originations to approximately $400.0 million to $500.0 million per month to return to profitable operations. If the Company is unable to complete quarterly securitizations, it will need to increase its loan originations to approximately $500.0 million to $600.0 million per month to return to profitability. For the quarter ended June 30, 2004, the Company originated $514.1 million of loans, including a monthly high of $208.5 million.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

The Company plans to achieve these increased levels of loan originations through the continued application of its business strategy adjustments, particularly as related to building an expanded broker channel and offering adjustable rate mortgages and more competitively priced fixed rate mortgages. The following actions were undertaken in fiscal 2004 to increase the Company's ability to originate loans in its broker channel: (i) in December 2003 the Company hired an experienced industry professional to manage the wholesale business; (ii) in December 2003 the Company acquired a broker operation with 35 employees (67 employees at June 30, 2004) located in California; (iii) in February 2004, the Company opened a mortgage broker office in Irving, California; (iv) in March 2004, the Company opened a mortgage broker office in Maryland and hired three experienced senior managers and a loan origination staff of 40 (56 employees at June 30, 2004); and (v) in June 2004 the Company acquired a broker operation with 35 employees located in Texas. In addition, the Company hired 25 mortgage broker account executives in its Upland Mortgage Broker Services division to expand its broker presence in the eastern, southern and mid-western areas of the United States and retained 67 employees in its Upland Broker Services Philadelphia headquarters to support its growing broker network. In total at June 30, 2004, the Company had 285 employees in its broker operations, including 136 account executives.

The Company's ability to achieve those levels of loan originations could be hampered by a failure to implement its business strategy adjustments and by loan funding limitations should the Company fail to maintain or replace adequate credit facilities to finance new loan obligations.

Due to losses recorded in each of the quarters in fiscal 2004, the Company requested and obtained waivers for its non-compliance with financial covenants in its credit facility agreements and servicing agreements. See Note 10 for more detail.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

REMEDIAL ACTIONS TO ADDRESS LIQUIDITY ISSUES. The Company undertook specific remedial actions to address liquidity issues including:

o The Company adjusted its business strategy beginning in early fiscal 2004. The adjusted business strategy focuses on shifting from gain-on-sale accounting and the use of securitization transactions as the Company's primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity.

o The Company solicited bids and commitments from participants in the whole loan sale market and entered into forward sale agreements. In total, from June 30, 2003 through June 30, 2004, the Company sold approximately $1.1 billion (which includes $222.3 million of loans sold by the expired mortgage conduit facility) of loans through whole loan sales. From July 1, 2004 through September 30, 2004, the Company sold an additional $586.5 million of loans through whole loan sales.

o The Company has entered into an informal arrangement with one recurring purchaser of its loans whereby the purchaser maintains members of their loan underwriting staff on the Company's premises to facilitate their purchase of the Company's loans promptly after the Company originates them. This arrangement accelerates the Company's receipt of cash proceeds from the sale of loans, accelerates the pay down of its advances under its warehouse credit facilities and adds to its liquidity. This quicker turnaround time is expected to enable the Company to operate with smaller committed warehouse credit facilities than would otherwise be necessary.

o On October 31, 2003, the Company completed a privately-placed securitization, with servicing released, of $173.5 million of loans.

o The Company entered into two definitive loan agreements during fiscal 2004 for the purpose of funding its loan originations. These two agreements replaced those credit facilities, which carried over into fiscal 2004 but were limited, terminated or expired by October 31, 2003. The Company entered into the first agreement on September 22, 2003 with a financial institution for a one-year $200.0 million credit facility. It entered into the second agreement on October 14, 2003 with a warehouse lender for a three-year revolving mortgage loan warehouse credit facility of up to $250.0 million. The one-year facility was extended to November 5, 2004 and on September 30, 2004 was reduced to $100.0 million. The three-year $250.0 million warehouse credit facility continues to be available. See Note 10 for information regarding the terms of these facilities.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

o The Company has recently entered into a commitment letter and anticipates entering into a definitive loan agreement with a warehouse lender for a one-year $100.0 million credit facility to replace the maturing $200.0 million credit facility (reduced to $100.0 million). However, no assurances can be given that the Company will enter into a definitive agreement regarding the $100.0 million credit facility or that this agreement will contain the terms and conditions acceptable to it. The Company also sold the interest-only strips and servicing rights related to five of its mortgage securitization trusts to an affiliate of this facility provider under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of the negotiations to obtain the new $100.0 million warehouse credit facility and to raise cash to pay fees on new warehouse credit facilities and as a result, the Company did not realize their full value as reflected on its books. The Company wrote down the carrying value of these interest-only strips and servicing rights by $5.4 million at June 30, 2004 to reflect their values under the terms of the sale agreement.

o The Company is currently negotiating additional credit facilities to provide additional borrowing capacity to fund the increased level of loan originations expected under its adjusted business strategy, however, no assurances can be given that the Company will succeed in obtaining new credit facilities or that these facilities will contain terms and conditions acceptable to it.

o The Company mailed an Offer to Exchange on December 1, 2003 and May 14, 2004 ("the exchange offers") to holders of its subordinated debentures in order to increase stockholders' equity and reduce the amount of outstanding debt. These exchange offers resulted in the exchange of $208.6 million of the Company's subordinated debentures for 109.4 million shares of Series A preferred stock and $99.2 million of senior collateralized subordinated notes. See Notes 10 and 11 for more detail on the terms of the exchange offers, senior collateralized subordinated notes and preferred stock issued. The issuance of 109.4 million shares of Series A preferred stock results in an annual cash preferred dividend obligation of $10.9 million.

o On January 22, 2004, the Company executed an agreement to sell its interests in the remaining leases in its portfolio. The terms of the agreement included a cash sale price of approximately $4.8 million in exchange for the Company's lease portfolio balance as of December 31, 2003. The Company received the cash from this sale in January 2004 and recognized a net gain of $0.5 million.

o The company suspended payment of quarterly dividends on its common stock beginning in the first quarter of fiscal 2004.

To the extent that the Company fails to maintain its credit facilities or obtain alternative financing on acceptable terms and increase its loan originations, it may have to sell loans earlier than intended and further restructure its operations. While the Company currently believes that it will be able to restructure its operations, if necessary, it can provide no assurances that such restructuring will enable it to attain profitable operations or repay subordinated debentures or senior collateralized subordinated notes when due.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS (CONTINUED)

SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES. At June 30, 2004 there were approximately $326.2 million of subordinated debentures and $28.1 million of senior collateralized subordinated notes, maturing within twelve months. The Company obtains the funds to repay the subordinated debentures and senior collateralized subordinated notes at their maturities by selling additional subordinated debentures and selling loans on a whole loan basis and securitizing loans. Cash flow from operations, the sale of subordinated debentures and lines of credit fund the Company's cash needs. The Company expects these sources of funds to be sufficient to meet its cash needs. The Company could, in the future, generate cash flows by securitizing, selling, or borrowing against its interest-only strips and selling servicing rights generated in past securitizations, although the Company's ability to utilize the interest-only strips in this fashion could be restricted in whole or in part by the terms of the Company's $250.0 million warehouse credit facility and senior collateralized subordinated notes, both of which are collateralized by the interest-only strips at the present time. See Note 5 for more detail.

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

The contingent financial restructuring plan is based on actions that the Company would take, in addition to those indicated in its adjusted business strategy, to reduce its operating expenses and conserve cash. These actions would include reducing capital expenditures, selling all loans originated on a whole loan basis, eliminating or downsizing various lending, overhead and support groups, and obtaining working capital funding. No assurance can be given that the Company will be able to successfully implement the contingent financial restructuring plan, if necessary, and repay its outstanding debt when due.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of ABFS and its subsidiaries (all of which are wholly owned). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions, which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, among other things, estimated prepayment, credit loss and discount rates on interest-only strips and servicing rights, estimated servicing revenues and costs, valuation of real estate owned, the net recoverable value of interest and fee receivables and determination of the allowance for credit losses.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

Certain prior period financial statement balances have been reclassified to conform to current period presentation. All outstanding shares, average common shares, earnings per common share and stock option amounts have been retroactively adjusted to reflect the effect of a 10% stock dividend declared on May 13, 2004 and a 10% stock dividend declared August 21, 2002 and amounts reported for June 30, 2001 and 2000 have been retroactively adjusted to reflect the effect of a 10% stock dividend declared October 1, 2001. See Note 11 for further description.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of short-term investments with an initial maturity of three months or less.

RESTRICTED CASH

The Company held restricted cash balances of $8.0 million at June 30, 2004 collateralizing a letter of credit facility, $3.1 million and $4.9 million related to borrower escrow accounts at June 30, 2004 and 2003, respectively, and $2.1 million and $6.0 million at June 30, 2004 and 2003, respectively, related to deposits for future settlement of derivative financial instruments.

LOAN AND LEASE RECEIVABLES

Loans available for sale are loans the Company plans to sell or securitize and are carried at the lower of amortized cost (principal balance, including unamortized origination costs and fees) or fair value. Fair value is determined by quality of credit risk, types of loans originated, current interest rates, economic conditions, and other relevant factors.

Non-accrual loans consist primarily of loans repurchased from securitization trusts and transferred from loans available for sale that are greater than 90 days delinquent. Non-accrual loans are carried at cost less an allowance for credit losses.

Lease receivables were financing leases on equipment the Company originated prior to December 1999 carried at cost less an allowance for credit losses. Effective December 31, 1999, the Company discontinued originating equipment leases, but continued to service its portfolio of leases until its sale in January 2004.

INTEREST AND FEES RECEIVABLE

Interest and fees receivables are comprised mainly of accrued interest receivable on loans and fees on loans that are less than 90 days delinquent. Fee receivables include, among other types of fees, late fees and taxes and insurance advances.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FORBEARANCE AND DEFERMENT ADVANCES RECEIVABLES

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

Advances made under deferment and forbearance arrangements result from a new credit decision regarding the borrower's ability to repay the advance, as well as perform under the original terms of the original loan, and do not involve any modification of the terms of the original loan. These arrangements are considered a new lending activity and do not qualify as troubled debt restructurings under Statement of Financial Accounting Standard ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The Company records the advances that it makes under deferment and forbearance arrangements with borrowers as receivables on its balance sheet. The Company carries these receivables at their estimated recoverable amounts. If the original loan returns to a delinquency status of 90 days or more past due, the Company writes the receivable off to expense. During the fiscal year ended June 30, 2004, the Company did not record any fee income on these arrangements while it recorded $99 thousand and $59 thousand during fiscal years ended June 30, 2003 and 2002, respectively.

LOANS SUBJECT TO REPURCHASE RIGHTS / LIABILITY FOR LOANS SUBJECT TO REPURCHASE RIGHTS

Loans subject to repurchase rights is comprised of loans which were securitized under SFAS No. 140 that the Company has a right to repurchase because of a default by the borrower. SFAS No. 140 was effective on a prospective basis for transfers of financial assets occurring after March 31, 2001. For securitizations recorded under SFAS No. 140 which have removal of accounts provisions providing the Company with a contractual right to repurchase delinquent loans, SFAS No. 140 requires that it recognize the loans which are subject to these rights as assets on its balance sheet and record a liability to reflect the repurchase cost. SFAS No. 140 requires this accounting treatment because the default by the borrower has given the Company effective control over the loans whether or not the Company actually repurchases these loans. For securitization trusts 2001-2 through 2003-2, to which this rule applies, the Company has the contractual right to repurchase a limited amount of loans greater than 180 days past due, but no obligation to do so. As delinquent loans in securitization trusts 2001-2 through 2003-2 age greater than 180 days past due, the Company records an asset representing the fair value of the loans and a liability to reflect the repurchase cost. In accordance with the provisions of SFAS No. 140, the Company has recorded on its June 30, 2004 balance sheet an asset of $39.0 million and a liability of $45.9 million for delinquent loans subject to these removal of accounts provisions under securitization trusts 2001-2 through 2003-2.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS SUBJECT TO REPURCHASE RIGHTS / LIABILITY FOR LOANS SUBJECT TO REPURCHASE RIGHTS (CONTINUED)

For securitization trusts 1996-1 through 2001-1, the Company also has rights to repurchase a limited amount of delinquent loans, but is not obligated to do so. No liabilities or assets have been recorded on its balance sheet related to these rights. The amount of delinquent loans in securitization trusts 1996-1 through 2000-1 which the company has the right to repurchase as of June 30, 2004 was $54.3 million.

ALLOWANCE FOR CREDIT LOSSES

The Company's allowance for credit losses on non-accrual loans and leases is maintained to account for delinquent loans and leases and delinquent loans that have been repurchased from securitization trusts. The allowance is maintained at a level that management determines is adequate to absorb estimated probable losses. The allowance is calculated based upon management's estimate of its ability to collect on outstanding loans and leases based upon a variety of factors, including, but not limited to, periodic analysis of the non-accrual loans and leases, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral considerations. Additions to the allowance arise from the provision for credit losses charged to operations or from the recovery of amounts previously charged-off. Loan and lease charge-offs reduce the allowance. Delinquent loans are charged off against the allowance in the period in which a loan is deemed fully uncollectable or when liquidated in a payoff. Management considers the current allowance to be adequate.

LOAN AND LEASE ORIGINATION COSTS AND FEES

Direct loan and lease origination costs and loan fees such as points are recorded as an adjustment to the cost basis of the related loan and lease receivable. This asset is recognized in the Consolidated Statement of Income, in the case of loans, as an adjustment to the gain on sale recorded at the time the loans are sold, or in the case of leases, as amortization expense over the term of the leases.

INTEREST-ONLY STRIPS

Prior to June 30, 2003, the Company sold most of the loans it originated through securitizations. In connection with these securitizations, the Company received cash and an interest-only strip, which represents the Company's retained interest in the securitized loans. As a holder of the interest-only strips, the Company is entitled to receive certain excess (or residual) cash flows and overcollateralization cash flows, which are derived from payments made to a trust from the securitized loans after deducting payments to investors in the securitization trust and other miscellaneous fees. These retained interests are carried at their fair value. Interest-only strips are initially recorded at their allocated cost basis at the time of recording a securitization gain and in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," referred to as SFAS No. 115 in this document, are then written up to their fair value through other comprehensive income, a component of stockholders' equity.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST-ONLY STRIPS (CONTINUED)

Fair value is based on a discounted cash flow analysis which estimates the present value of the future expected residual cash flows and overcollateralization cash flows utilizing assumptions made by management at the time the loans are sold. These assumptions include the rates used to calculate the present value of expected future residual cash flows and overcollateralization cash flows, referred to as the discount rates, and expected prepayment and credit loss rates on the pools of loans sold through securitizations. Cash flows are discounted from the date the cash is expected to be available to the Company (the "cash-out method"). Management based its estimates of prepayment and credit loss rates on historical experience, current and expected economic conditions and in the case of prepayment rate assumptions, consideration of the impact of changes in market interest rates. Excess cash flows are retained by the trust until certain overcollateralization levels are established. The overcollateralization is the excess of the aggregate principal balances of loans in a securitized pool over investor interests. The overcollateralization serves as credit enhancement for the investors.

PREPAYMENT RATES. The assumptions the Company uses to estimate future prepayment rates are regularly compared to actual prepayment experience of the individual securitization pools of mortgage loans and to an average of the actual experience of other similar pools of mortgage loans at the same age. Current economic conditions, current interest rates, loans repurchased from securitization trusts and other factors are considered in our analysis of prepayment experience and in forecasting future prepayment levels.

Analysis of prepayment experience and forecasts of prepayments consider that prepayments on securitized loans may be initiated by the borrower, such as a refinancing for a lower interest rate, initiated by the servicer in the collection process for delinquent loans, or as a result of our repurchase of delinquent loans from the securitization trusts for trigger management. Prepayments initiated by the borrower are viewed as voluntary prepayments. Voluntary prepayments are the most significant component of prepayment experience, generally representing approximately 91% of total prepayments, and are full cash payoffs of a securitized loan. Prepayments initiated by the servicer are viewed as involuntary prepayments, generally representing approximately 4% of total prepayment experience and are the result of delinquent loan bulk sales, REO liquidations and settlements on delinquent loans. Losses on these involuntary prepayments are absorbed by the securitization trusts. Prepayments as a result of the Company's repurchase of delinquent loans from the securitization trusts are also viewed as involuntary and generally represent approximately 5% of total prepayment experience. Losses on the liquidation of repurchased loans are absorbed on the Company's books. Both voluntary and involuntary loan prepayments are incorporated in the Company's prepayment assumption forecasts.

The Company's practice in forecasting prepayment assumptions for calculation of the initial securitization gain and subsequent revaluations had been to use an average historical prepayment rate of similar pools for the expected constant prepayment rate assumption while a pool of mortgage loans was less than a year old even though actual experience may be different. During that period, before a pool of mortgage loans reached its expected constant prepayment rate, actual experience both quantitatively and qualitatively was generally not considered sufficient to conclude that final actual experience for an individual pool of mortgage loans would be materially different from the average. For pools of mortgage loans greater than one-year old, prepayment experience trends for an individual pool was considered to be more significant. For these pools, adjustments to prepayment assumptions may be made to more closely conform the assumptions to actual experience if the variance from average experience is significant and is expected to continue.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST-ONLY STRIPS (CONTINUED)

For the past eleven quarters, actual prepayment experience was generally higher, most significantly on home equity loans, than historical averages for prepayments prior to that eleven-quarter period. The long duration of historically low interest rates, combined with increasing home values and high consumer debt levels has given borrowers an extended opportunity to engage in mortgage refinancing activities, which resulted in elevated prepayment experience. Low interest rates and increasing home values provide incentive to borrowers to convert high cost consumer debt into lower rate tax deductible loans. As home values have increased, lenders have been highly successful in educating borrowers that they have the ability to access the cash value in their homes.

For the past eleven quarters, the Company assumed for each quarter end valuation that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Economic conditions and published mortgage industry surveys supported the Company's assumption. The Company believes that once it is beyond the low interest rate environment and its impact on prepayments, the long recurring and highly unfavorable prepayment experience over the past eleven quarters will subside. Also, the rate of increase in home values has slowed considerably, which the Company expects will mean that fewer borrowers will have excess value in their homes to access. As a result of analysis of these factors, the Company believes prepayments will continue to remain at higher than normal levels for the near term before declining to historical prepayment levels and then further declining in the future. However, the Company cannot predict with certainty what prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value securitization assets and actual experience may have a significant adverse impact on the value of these assets. See the table "Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience at June 30, 2004" in Note 5 for current prepayment assumptions.

In addition to the use of prepayment fees on loans it originated, the Company has implemented programs and strategies in an attempt to reduce loan prepayments. These programs and strategies may include providing information to a borrower regarding costs and benefits of refinancing, which at times may demonstrate a refinancing option is not in the best economic interest of the borrower. Other strategies include offering second mortgages to existing qualified borrowers or offering financial incentives, such as the customer retention incentive program, to qualified borrowers to deter prepayment of their loan. The Company cannot predict with certainty what the impact these efforts will have on our future prepayment experience.

CREDIT LOSS RATES. Credit loss rates are analyzed in a similar manner to prepayment rates. Credit loss assumptions are compared to actual loss experience for individual mortgage loan pools and averages for similar mortgage loan pools. Delinquency trends, economic conditions, loans repurchased from securitization trusts and other factors are also considered. If the analysis indicates that loss experience may be different from assumptions, the Company would adjust its assumptions as necessary. See the table "Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience at June 30, 2004" in
Note 5 for current credit loss assumptions and actual credit loss experience. However, the Company cannot predict with certainty what credit loss experience will be in the future. Any unfavorable difference between the assumptions used to value securitization assets and actual experience may have a significant adverse impact on the value of these assets.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST-ONLY STRIPS (CONTINUED)

The Company may elect to repurchase delinquent loans from securitization trusts to limit the level of delinquencies and losses in the securitization trusts, and as a result, it can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from its interest-only strips. See Note 4 for the amount of loans the Company has repurchased from securitization trusts. Once a loan has been included in a pool of securitized loans, its performance, including historical loss experience if the loan has been repurchased, is reflected in the performance of that pool of mortgage loans.

The Company may enter into deferment and forbearance arrangements with borrowers in its managed portfolio who experience financial hardships. Any credit losses ultimately realized on these arrangements are included in total portfolio historical losses, which are used in developing credit loss assumptions.

PERIODIC REVALUATIONS. The expected future cash flows from interest-only strips are periodically re-evaluated. The current assumptions for prepayment and credit loss rates are monitored against actual experience and other economic conditions and are changed if deemed necessary. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an accounting adjustment. In accordance with the provisions of Emerging Issues Task Force guidance on issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," referred to as EITF 99-20 in this document, and SFAS No. 115, decreases in the fair value of interest-only strips that are deemed to be other than temporary adjustments to fair value are recorded through the income statement, which would adversely affect our income in the period of adjustment.

Additionally, to the extent any individual interest-only strip has a portion of its initial write up to fair value still remaining in other comprehensive income, other than temporary decreases in its fair value would first be recorded as a reduction to other comprehensive income, which would adversely affect our stockholders' equity in the period of adjustment. During fiscal 2004, the Company recorded total pre-tax other than temporary valuation adjustments on its interest only-strips of $57.0 million, of which, in accordance with EITF 99-20, $39.6 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income. During fiscal 2003, the Company recorded total pre-tax other than temporary valuation adjustments on its interest-only strips of $58.0 million, of which $39.9 million was charged as expense to the income statement and $18.1 million was charged to other comprehensive income. The valuation adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced during fiscal 2004 and fiscal 2003 due to the continuing low interest rate environment. See Note 5 Securitizations for more information on valuation assumptions adjustments recorded.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST-ONLY STRIPS (CONTINUED)

The securitization trusts and their investors have no recourse to other assets of the Company for failure of the securitized loans to pay when due.

SERVICING RIGHTS

When loans are sold through a securitization, the loans' servicing rights have generally been retained and the Company capitalizes the benefit associated with the rights to service securitized loans. However, the Company does not service the loans in the 2003-2 securitization, the Company's most recent securitization, which closed in October 2003.

Servicing rights represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers net of adequate compensation that would be required by a substitute servicer. Servicing rights are carried at the lower of cost or fair value. Fair value represents the present value of projected net cash flows from servicing. The projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization.

Amortization of the servicing rights asset for securitized loans is calculated individually for each securitized loan pool and is recognized in proportion to servicing income on that particular pool of loans.

The expected future cash flows from servicing rights are periodically re-evaluated. The current assumptions for prepayment rates are monitored against actual experience and other economic conditions and are changed if deemed necessary. A review for impairment is performed on a quarterly basis by stratifying the serviced loans by loan type, home equity or business purpose loans, which is considered to be the predominant risk characteristic in the portfolio of loans the Company services. In establishing loan type as the predominant risk characteristic, the Company considered the following additional loan characteristics and determined these characteristics as mostly uniform within its two types of serviced loans and not predominant for risk stratification:

   o Fixed versus floating rate loans - All loans the Company services in its securitizations are fixed-rate loans.
   o Conforming versus non-conforming loans - All loans the Company services are sub-prime (non-conforming) loans, with over 80% of the loans serviced having credit grades of A or B.
  o Interest rate on serviced loans - The serviced loan portfolio has a high penetration rate of prepayment fees. Sub-prime borrowers, in general, are not as influenced by movement in market interest rates as conforming borrowers. A sub-prime borrower's ability to 'rate shop' is generally limited due to personal credit circumstances that are not market driven.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SERVICING RIGHTS (CONTINUED)

   o Loan collateral - All loans the Company services are secured by real estate, with approximately 85% secured with first liens on residential property.
   o Individual loan size - The average loan size in the Company's serviced portfolio is $75 thousand. The serviced portfolio is approximately $2.1 billion at June 30, 2004 with approximately 25 thousand loans. There are no significant defining groupings with respect to loan size. No loans are greater than $1.0 million, only $10.8 million of loans have principal balances greater than $500 thousand, and only $34.5 million of loans have principal balances greater than $350 thousand.
   o Geographic location of loans - The largest percentage of loans the Company services are geographically located in the mid-Atlantic and northeast sections of the United States.
   o Original loan term - Home equity loan terms are primarily 180, 240 or 360 months. Business purpose loan terms are primarily 120 or 180 months.

If the Company's quarterly analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be required.

RECEIVABLE FOR SOLD LOANS

Receivable for sold loans represents a receivable held by the Company for loans sold on a whole loan basis which have closed but not yet settled in cash.

PREPAID EXPENSES

Prepaid assets are comprised mainly of amounts paid for fees on warehouse lines and operating lines of credit (facility fees), insurance coverage and printed marketing materials and customer lists, which have not yet been utilized. Costs for facility fees, printed materials and customer lists are expensed as they are utilized. Other marketing and advertising costs are expensed as incurred. Prepaid expenses at June 30, 2004 included $10.4 million for prepaid facility fees.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets ranging from 3 to 15 years.

FINANCING COSTS AND AMORTIZATION

Financing costs incurred in connection with public offerings of subordinated debenture securities are recorded in other assets and are amortized over the term of the related debt.

INVESTMENTS HELD TO MATURITY

Investments classified as held to maturity recorded in other assets consisted of asset-backed securities that the Company had the positive intent and ability to hold to maturity. These investments were stated at amortized cost. These investments were liquidated in July 2004 due to the clean-up call and collapse of the securitization trust that had issued these investments.

REAL ESTATE OWNED

Property acquired by foreclosure or in settlement of loan receivables is recorded in other assets, and is carried at the lower of the cost basis in the loan or fair value of the property less estimated costs to sell.

GOODWILL

Goodwill is recorded in other assets and represents the excess of cost over the fair value of the net assets acquired from the Company's 1997 acquisition of New Jersey Mortgage and Investment Corp. (now American Business Mortgage Services, Inc.) and the 2004 acquisitions of broker operations in California and Texas. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in July 2001. In accordance with SFAS No. 142, the amortization of goodwill was discontinued. The Company performs periodic reviews for events or changes in circumstances that may indicate that the carrying amount of goodwill might exceed the fair value, which would require an adjustment to the goodwill balance for the amount of impairment. At June 30, 2004, no goodwill impairment existed. For segment reporting purposes, the goodwill balance is allocated to the loan origination segment.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Beginning in the fourth quarter of fiscal 2002, the Company offered customer retention incentives to borrowers who were exploring loan refinancing opportunities for the purpose of lowering their monthly loan payments. In an attempt to retain the loans the Company was servicing for these borrowers, it offered the borrowers the opportunity to receive a monthly cash rebate equal to a percentage of their scheduled monthly loan payments for periods of six to twelve months. When the Company was successful in retaining these loans, it was able to reduce the level of loan prepayments in its managed portfolio of securitized loans. To initially qualify for this program, a borrower has to be current on their loan principal and interest payments and to continue to qualify and receive each month's cash rebate, a borrower has to remain current. The percentage of rebates on scheduled monthly loan payments offered to participants ranged from 15% to 20%. No new participants in this program will be added after the first quarter of fiscal 2005. Included in accounts payable and accrued expenses at June 30, 2004 and 2003 was $1.3 million and $5.2 million, respectively, representing the Company's estimate of its liability for future payments to borrowers under this program. Included in general and administrative expenses for the years ended June 30, 2004, 2003 and 2002 was $1.8 million, $8.8 million and $0.8 million, respectively, representing the expense of this program in these years.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Interest and fee income consists of interest earned on loans and leases while held in the Company's managed portfolio, and other ancillary fees collected in connection with loan origination. Interest income is recognized based on the simple interest or scheduled interest method depending on the original structure of the loan. Accrual of interest income is suspended when the receivable is contractually delinquent for 90 days or more. The accrual is resumed when the receivable becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review may cause earlier suspension if collection is doubtful.

Servicing income is recognized as contractual fees and other fees for servicing loans and leases are earned, net of amortization of servicing rights assets.

DERIVATIVE FINANCIAL INSTRUMENTS

A primary market risk exposure that the Company faces is interest rate risk. Interest rate risk arises from the potential impact that changes in interest rates will have on the fair value of the Company's loans between the date fixed rate loans are originated and the date the terms and pricing for a whole loan sale or a securitization are fixed.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

From time to time, the Company utilizes derivative financial instruments in an attempt to mitigate the effect of changes in interest rates between the date loans are originated at fixed interest rates and the date the terms and pricing for a whole loan sale are fixed or the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. Generally, the period between loan origination and pricing for whole loan sales is less than 45 days and the period between loan origination and pricing of the pass-through interest rate on a securitization is less than three months. The types of derivative financial instruments the Company uses to mitigate the effects of changes in fair value of the Company's loans due to interest rate changes may include interest rate swaps, futures and forward contracts, including forward loan sale agreements. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

At the time derivative contracts are executed, they may be specifically designated and documented as fair value hedges of mortgage loans, which the Company expects to sell in whole loan sale transactions or a term securitization at a future date. The mortgage loans consist of essentially similar pools of fixed interest rate loans, collateralized by real estate (primarily residential real estate) with similar maturities and similar credit characteristics. Even variable interest rate mortgages originated by the Company are generally fixed rate for the first two or three years.

Mortgage loans to be sold in whole loan sale transactions are generally priced to yield a spread against Treasury or interest rate swap yield curves having maturities matching the maturities of the mortgage loan pool being sold. The Company may hedge the impact that changes in Treasury or interest rate swap yield curves may have on the fair value of its loans with forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. Assuming this hedge relationship continues to be highly effective, determined as described below, hedge accounting continues until the mortgage loan pool is sold in a whole loan sale or the mortgage loan pool is committed to a forward sale agreement. When a hedge relationship is terminated, the derivative financial instrument may be re-designated as a hedge of a new mortgage pool.

Fixed interest rate pass-through certificates issued by securitization trusts are generally priced to yield an interest rate spread above interest rate swap yield curves with maturities to match the maturities of the interest rate pass-through certificates. The Company may hedge the impact that potential interest rate changes in interest rate swap yield curves may have on the fair value of its loans with forward starting interest rate swaps, Eurodollar futures, forward treasury sales or derivative contracts of similar underlying securities. Assuming this hedge relationship continues to be highly effective, determined as described below, the relationship continues until the mortgage loan pool is sold in a securitization. When a hedge relationship is terminated, the derivative financial instrument may be re-designated as a hedge of a new mortgage pool.

These practices have provided strong correlation between changes in the fair value of the derivative financial instruments the Company uses as hedges and changes in the fair value of the hedged loans due to the designated hedged

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

risk. Derivative contracts receive hedge accounting only if they are designated as a hedge and are expected to be, and are, highly effective in substantially reducing interest rate risk arising from the pools of mortgage loans exposing the Company to risk. Under hedge accounting, the gain or loss derived from these derivative financial instruments, which are designated as fair value hedges, is reported in the Statement of Income (included in the caption "gains and losses on derivative financial instruments") as it occurs with an offsetting adjustment to the hedged loans attributable to the risk being hedged also reported in the income statement. The fair value of derivative financial instruments is determined based on quoted market prices. The fair value of the hedged loans is determined based on current pricing of these assets in a whole loan sale or securitization. Cash flows resulting from fair value hedges are reported in the period they occur.

The effectiveness of the Company's fair value hedges is periodically assessed. Fair value hedges must meet specific effectiveness tests to be considered highly effective. Over time the change in the fair values of the derivative financial instrument must be within 80 to 120 percent of the change in the fair value of the hedged loans due to the designated risk. If highly effective correlation does not exist, the Company discontinues hedge accounting prospectively. The Company has no derivative financial instruments designated as cash flow hedges.

Generally, the Company does not enter into derivative financial instrument contracts for trading purposes. However, the Company has entered into derivative financial instrument contracts, which were not designated or qualified as accounting hedges. In these cases, the derivative financial instruments are recorded as an asset or liability on the balance sheet at fair value and gains and losses are included in the Statement of Income (included in the caption "gains and losses on derivative financial instruments") as they occur. These contracts have been used to protect the fair value of loans in the Company's pipeline and to reduce its exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR.

Loans in the pipeline represent loan applications for which the Company is in the process of obtaining all the documentation required for a loan approval or approved loans, which have not been accepted by the borrower and are not considered to be firm commitments.

The Company has sold mortgage loans through securitizations. The structure of certain securitization trusts includes a floating interest rate tranche based on one-month LIBOR plus an interest rate spread. Floating interest rate tranches in a securitization expose the Company to gains or losses due to changes in the fair value of the interest-only strip from changes in the floating interest rate paid to the certificate holders. In order to manage this exposure, the Company had entered into an interest rate swap agreement to lock in a fixed interest rate on certain of the Company's securitizations' variable rate tranches. This interest rate swap matured in April 2004. The swap agreement required a net cash settlement on a monthly basis of the difference between the fixed interest rate on the swap and the LIBOR rate paid on the certificates. The fair value of this swap agreement was based on estimated market values for the sale of the contract provided by a third party. Net changes in the fair value during a period were included in gains and losses on derivative financial instruments in the Statement of Income. The interest-only strips are held as available for sale securities and therefore changes in the fair value of the interest-only strips are recorded as a component of equity unless the fair value of the interest-only strip falls below its cost basis, which would require a write down through current period income.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Additionally, the interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 securitization trust is managed by an interest rate cap which was entered into by the trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down. The interest rate sensitivity for $128.6 million of floating interest rate certificates issued from the 2003-2 securitization trust is managed by an interest rate cap which was entered into by the trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down.

The value of derivative financial instruments is based on a notional amount, but this notional amount is not carried on the balance sheet. The notional amount is not exchanged between counterparties to the derivative financial instrument, but is only used as a basis to determine fair value, which is recorded on the balance sheet, and to determine interest and other payments between the counterparties. The Company's exposure to credit risk in a derivative transaction is represented by the fair value of those derivative financial instruments in a gain position. The Company attempts to manage this exposure by limiting its derivative financial instruments to those traded on major exchanges and where its counterparties are major financial institutions.

See Note 20 for further discussion of the Company's use of derivative financial instruments.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Under the asset and liability method used by the Company to provide for income taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities.

Estimates of deferred tax assets and liabilities make up the deferred income tax asset on the Company's balance sheet. These estimates involve significant judgments and estimates by management, which may have a material impact on the carrying value of the deferred income tax asset. The deferred income tax asset is periodically reviewed to determine if it is more likely than not that the Company will realize this deferred tax asset.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company has stock option plans that provide for the periodic granting of options to key employees and non-employee directors and accounts for options granted under these plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company accounts for fixed stock options issued under these plans using the intrinsic value method and accordingly, no expense is recognized where the exercise price equals or exceeds the fair value of the common stock at the date of grant. The Company accounts for performance based stock options issued under these plans as variable stock options and recognizes compensation expense based on the fair value of the Company's common stock, as measured on the date of the grant, on a straight-line basis over the vesting period of these stock options.

Had the Company accounted for fixed stock options granted under these plans using the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                            YEAR ENDED JUNE 30,
                                                    2004          2003           2002
                                                 -------------------------------------
Net income (loss) attributable to common
   stock, as reported                            $(115,146)     $(29,902)       $7,859
Stock based compensation costs, net of tax
   effects determined under fair value method
   for all awards                                      712(a)       (130)         (170)
                                                 -------------------------------------
Pro forma                                        $(114,434)     $(30,032)       $7,689
                                                 =====================================

Earnings (loss) per share - basic
    As reported                                  $  (34.07)     $  (9.32)       $ 2.44
    Pro forma                                       (33.86)        (9.36)         2.38

Earnings (loss) per share - diluted
    As reported                                  $  (34.07)     $  (9.32)       $ 2.26
    Pro forma                                       (33.86)        (9.36)         2.22

------------
(a) The pro forma adjustments for stock option costs are favorable to net income
    (loss) because the value of stock options forfeited during these periods exceeded the value of stock options vesting during these periods.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Based on the requirements of this guidance, the Company is carrying a liability of $0.7 million on its balance sheet for its obligation to 2003-1 securitization trust which was created in March 2003. This liability represents the fair value of periodic interest advances that the Company, as servicer of the securitized loans, is obligated to pay on behalf of delinquent loans in the trust. The recording of this liability reduced the gain on sale recorded for the securitization. The Company would expect to record a similar liability for any subsequent securitization as it occurs. The amount of the liability that will be recorded is dependent mainly on the volume of loans the Company securitizes, the expected performance of those loans and the interest rate of the loans.

The Company has not completed a new securitization with servicing retained since 2003-1.

In December 2002, the FASB issued SFAS No. 148 which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on its financial condition or results of operations. The Company has adopted the new standard related to disclosure in the interim period beginning January 1, 2003. See Notes 1 and 12 of the Consolidated Financial Statements for further detail of the adoption of this rule.

In April 2003, the FASB began reconsidering the current alternatives available for accounting for stock-based compensation. Currently, the FASB is continuing its deliberations on this matter. The Company cannot predict whether the guidance will change its current accounting for stock-based compensation, or what effect, if any, changes may have on the Company's current financial condition or results of operations.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS No. 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS No. 149 do not affect the Company's current accounting for derivative instruments or hedging activities, therefore, it will have no effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No.150 requires an issuer to classify certain financial instruments having characteristics of both liabilities and equity, such as mandatorily redeemable shares and obligations to repurchase the issuer's equity shares, as liabilities. The guidance is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company does not have any instruments with such characteristics and do not expect SFAS No. 150 to have a material impact on its financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which replaces the original FIN No. 46 issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. Special Purpose Entities ("SPE") are one type of entity, which, under certain circumstances, may qualify as a variable interest entity. Although the Company uses unconsolidated SPEs extensively in its loan securitization activities, the guidance will not affect the Company's current consolidation policies for SPEs as the guidance does not change the guidance incorporated in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which precludes consolidation of a qualifying SPE by a transferor of assets to that SPE. FIN 46R will therefore have no effect on the Company's financial condition or results of operations and would not be expected to affect it in the future.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004


2. ACQUISITIONS

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

The $475 thousand convertible non-negotiable promissory note issued in the December 2003 acquisition bears interest at 6% per annum and matures June 30, 2005. At any time on or after December 24, 2004 and before January 31, 2005, the holder of the note has the option to convert the note into the number of shares of common stock determined by dividing the outstanding principal amount of the note and accrued interest, if any, by $5.00, subject to adjustment for any changes in the capitalization of the Company affecting its common stock.

On June 11, 2004, the Company acquired a broker operation with 35 employees located and primarily operating in the state of Texas. This acquisition was also for the purpose of expanding the Company's capacity to originate loans through its broker channel. Assets acquired in this transaction, mostly fixed assets, were not material. The purchase price was comprised of issuing a $650 thousand convertible non-negotiable promissory note to the seller and $150 thousand of cash. As a result of this transaction, the Company increased its goodwill by $612 thousand.

The $650 thousand convertible non-negotiable promissory note issued in the June 2004 acquisition bears interest at 8% per annum and is to be paid in five semi-annual installments of $108 thousand each commencing on December 31, 2004. The final semi-annual installment is due on June 30, 2007. At any semi-annual installment date, the holder of the note has the option to convert the note into the number of shares of the Company's common stock as determined by dividing the semi-annual principal payment amount by the closing price per common share on the immediately preceding semi-annual payment date, subject to adjustment for any changes in the capitalization of the Company affecting its common stock.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

3. LOAN AND LEASE RECEIVABLES

LOANS AVAILABLE FOR SALE

Loans available for sale were comprised of the following (in thousands):

                                                                                   JUNE 30,
                                                                            2004               2003
                                                                          ---------         ----------
   Loans available for sale, secured by real estate,  principal
        balance                                                           $ 300,143         $  257,840
   Valuation allowance (a)                                                      (42)            (1,319)
   Deferred direct loan origination costs                                     4,453              6,850
   Other (b)                                                                   (279)                48
                                                                          ---------         ----------
                                                                          $ 304,275         $  263,419
                                                                          =========         ==========

--------------
(a) For estimated credit losses.
(b) Represents the SFAS No. 133 adjustment to the fair value of hedged loans.

Real estate secured loans have contractual maturities of up to 30 years.

The activity in the valuation allowance against available for sale loans is summarized as follows (in thousands):

                                                           YEAR ENDED JUNE 30,
                                                      2004         2003         2002
                                                   ----------------------------------
Balance at beginning of year                       $ 1,319      $    263       $  380
Provision adjustment (a)                            (1,277)        1,056         (117)
                                                   -------      --------       ------
Ending Balance                                     $    42      $  1,319       $  263
                                                   =======      ========       ======

--------------
(a) Net (charge) / credit to the provision for credit losses. Under the Company's previous business strategy of securitizing substantially all of its loan originations, the Company carried loans available for sale on balance sheet for up to 120 days and therefore, in addition to providing for estimated credit losses on delinquent loans available for sale, it provided for estimated credit losses on current loans not expected to be eligible for securitizations. When securitizations occurred, any excess valuation allowance for credit losses on loans securitized was reversed through the provision for credit losses.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004


3. LOAN AND LEASE RECEIVABLES (CONTINUED)

NON-ACCRUAL LOANS

At June 30, 2004 and June 30, 2003, the accrual of interest income was suspended on real estate secured loans of $3.5 million and $5.4 million, respectively. Non-accrual loans at June 30, 2004 and 2003 were comprised of the following (in thousands):

                                                                                   JUNE 30,
                                                                            2004               2003
                                                                          ---------         ----------
   Loans repurchased from securitization trusts                           $  3,281           $ 4,674
   Loans transferred from available for sale                                   181               684
   Net non-accrual loans                                                  --------           -------
                                                                             3,462             5,358
   Allowance for credit losses                                              (1,469)           (1,359)
   Net non-accrual loans                                                  --------           -------
                                                                          $  1,993           $ 3,999
                                                                          ========           =======

Average balances of non-accrual loans during the years ended June 30, 2004 and 2003 were $7.3 million and $8.6 million, respectively.

LEASE RECEIVABLES

Lease receivables were comprised of the following (in thousands):

                                                                                   JUNE 30,
                                                                            2004               2003
                                                                          ---------         ----------
   Leases, net of unearned income of $550 in 2003                         $      -           $ 4,126
   Deferred direct origination costs                                             -                28
   Allowance for credit losses                                                   -              (170)
   Net lease receivables                                                  --------          --------
                                                                          $      -          $  3,984
                                                                          ========          ========

Substantially all leases were direct finance-type leases whereby the lessee had the right to purchase the leased equipment at the lease expiration for a nominal amount.

On January 22, 2004, the Company executed an agreement to sell its interests in the remaining leases in its portfolio. The terms of the agreement included a cash sale price of approximately $4.8 million in exchange for the Company's lease portfolio balance as of December 31, 2003. The Company received the cash from this sale in January 2004 and recognized a net gain of $0.5 million.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004


4. ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses on non-accrual loans and leases is summarized as follows (in thousands):

                                                                YEAR ENDED JUNE 30,
                                                        2004             2003             2002
                                                     --------------------------------------------
Balance at beginning of year                         $  1,529         $   3,442          $  2,100
Provision for credit losses:
     Business purpose loans                             3,344             1,210             1,716
     Home equity loans                                 12,432             3,923             3,539
     Equipment leases                                    (210)              364             1,319
                                                     --------------------------------------------
        Total provision                                15,566             5,497             6,574
                                                     --------------------------------------------
Loan charge-offs:
     Business purpose loans                            (3,582)           (2,022)             (948)
     Home equity loans                                (12,182)           (4,925)           (2,897)
     Equipment leases                                  (1,127)             (865)           (1,689)
                                                     --------------------------------------------
        Total loan charge offs                        (16,891)           (7,812)           (5,534)
                                                     --------------------------------------------
Recoveries of loans previously charged off:
     Business purpose loans                                84                38                24
     Home equity loans                                     14                12                 5
     Equipment leases                                   1,167               352               273
                                                     --------------------------------------------
        Total recoveries                                1,265               402               302
                                                     --------------------------------------------
Total charge-offs, net                                (15,626)           (7,410)           (5,232)
                                                     --------------------------------------------
Balance at end of year                               $  1,469         $   1,529          $  3,442
                                                     ============================================

Ratio of net charge offs in the portfolio to
    the average portfolio (a)                            8.93%              5.17%            4.23%
Ratio of allowance to non-accrual loans and
    leases                                              42.44%             16.08%           22.65%

-------------
(a) The average portfolio includes loans available for sale, non-accrual loans and leases.

The following schedule details the provision for credit losses for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                                YEAR ENDED JUNE 30,
                                                        2004             2003             2002
                                                     --------------------------------------------
Loans available for sale (a)                         $ (1,277)        $   1,056          $   (117)
Non-accrual loans                                      15,776             5,133             5,255
Leases                                                   (210)              364             1,319
                                                     --------         ---------          --------
Total Provision for Credit Losses                    $ 14,289         $   6,553          $  6,457
                                                     ========         =========          ========

----------------
(a) Under the Company's previous business strategy of securitizing substantially all of its loan originations, the Company carried loans available for sale on its balance sheet for up to 120 days and therefore, in addition to providing for estimated credit losses on delinquent loans, it provided for estimated credit losses on current loans not expected to be eligible for securitizations. When securitizations occurred, any excess valuation allowance for credit losses on loans securitized was reversed through the provision for credit losses.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

4. ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

While the Company is under no obligation to do so, at times it elects to repurchase delinquent loans from the securitization trusts. Repurchasing delinquent loans from securitization trusts benefits the Company by allowing it to limit the level of delinquencies and losses in the securitization trusts and as a result, it can avoid exceeding specified limits on delinquencies and losses that trigger a temporary reduction or discontinuation of cash flow from its interest-only strips until the delinquency or loss triggers are no longer exceeded. The Company has the right, but not the obligation, to repurchase a limited amount of delinquent loans from securitization trusts. In addition, the Company may elect to repurchase delinquent loans in situations requiring more flexibility for the administration and collection of these loans. The purchase price of a delinquent loan is at the loan's outstanding contractual balance. A foreclosed loan is one where the Company, as servicer, has initiated formal foreclosure proceedings against the borrower and a delinquent loan is one that is 31 days or more past due. The foreclosed and delinquent loans the Company typically elects to repurchase are usually 90 days or more delinquent and the subject of foreclosure proceedings, or where a completed foreclosure is imminent. The related allowance for loan losses on these repurchased loans is included in the provision for credit losses in the period of repurchase. The related REO writedown for REO repurchased is recorded through general and administrative expense in the period of repurchase. The Company's ability to repurchase these loans does not disqualify sale accounting under SFAS No. 140 or other relevant accounting literature because the Company is not required to repurchase any loan and its ability to repurchase a loan is limited by contract.

At June 30, 2004, four of the Company's twenty-six mortgage securitization trusts were under a triggering event as a result of delinquencies exceeding specified levels. There were no securitization trusts exceeding specified loss levels at June 30, 2004. At June 30, 2003, none of the Company's mortgage securitization trusts were under a triggering event. Approximately $8.0 million of excess overcollateralization is being held by the four trusts as of June 30, 2004. For the fiscal year ended June 30, 2004, the Company repurchased delinquent loans with an aggregate unpaid principal balance of $54.0 million from securitization trusts primarily for trigger management. The Company cannot predict when the four trusts currently exceeding triggers will be below trigger limits and release the excess overcollateralization. In order for these trusts to release the excess overcollateralization, delinquent loans would need to decline, or the company would need to repurchase delinquent loans of up to $10.4 million as of June 30, 2004. If delinquencies increase and the Company cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. The Company's ability to continue to manage triggers in its securitization trusts in the future is affected by the availability of cash from operations or through the sale of subordinated debentures to fund these repurchases.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

4. ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

The following table summarizes the principal balances of loans and real estate owned "REO" repurchased from securitization trusts (dollars in thousands):

                                                                YEAR ENDED JUNE 30,
                                                     --------------------------------------------
                                                        2004             2003              2002
                                                     --------         ----------         --------
By original loan type:
Business purpose loans                               $ 14,759         $   16,252         $  6,669
Home equity loans                                      39,211             38,775           23,571
                                                     --------         ----------         --------
   Total                                             $ 53,970         $   55,027         $ 30,240
                                                     ========         ==========         ========
By loans and REO:
Loans repurchased                                    $ 41,162         $   23,809         $ 13,653
REO purchased                                          12,808             31,218           16,587
                                                     --------         ----------         --------
   Total                                             $ 53,970         $   55,027         $ 30,240
                                                     ========         ==========         ========

Number of loans repurchased                               684                637              341
                                                     ========         ==========         ========

The Company received $40.9 million, $37.6 million and $19.2 million of proceeds from the liquidation of repurchased loans and REO during the years ended June 30, 2004, 2003 and 2002, respectively. The Company had repurchased loans remaining on the balance sheet in the amounts of $3.3 million, $4.7 million and $5.0 million at June 30, 2004, 2003 and 2002, respectively and REO of $1.9 million, $4.5 million and $3.2 million at June 30, 2004, 2003 and 2002, respectively.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

5. SECURITIZATIONS

The following schedule details loan securitization activity (dollars in millions):

                                                                   YEAR ENDED JUNE 30,
                                                        2004              2003            2002
                                                     --------------------------------------------
Loans securitized:
    Business purpose loans                           $   11.0         $    112.0        $   129.1
    Home equity loans                                   130.4            1,311.7          1,222.0
                                                     --------------------------------------------
                                                     $  141.4         $  1,423.7        $ 1,351.1
                                                     ============================================
Number of term securitizations:
    Business purpose and home equity loans                  1                  3                4
Cash proceeds:
    Business purpose and home equity loans           $  139.3         $  1,445.0        $ 1,374.6
Securitization gains:
    Business purpose and home equity loans           $   15.1         $    171.0        $   185.6

The table below summarizes certain cash flows received from and paid to securitization trusts (in millions):

                                                                     YEAR ENDED JUNE 30,
                                                                    2004            2003
                                                                   ------          ------
Proceeds from new securitizations                                 $  139.3       $ 1,445.0
Contractual servicing fees received                                   43.6            44.9
Other cash flows received on retained interests (a)                  151.1            87.2
Purchases of delinquent or foreclosed assets                         (54.0)          (55.0)
Servicing advances                                                   (11.6)          (10.3)
Reimbursement of servicing advances                                   11.8            11.6

-----------
(a) Amount is net of required purchases of additional overcollateralization.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

5. SECURITIZATIONS (CONTINUED)

Typically, the loans were disposed of by securitizing the loans in a term securitization. The third party note purchaser also has the right to have the loans sold in whole loan sale transactions. Under this off-balance sheet facility arrangement, the loans had been isolated from the Company and its subsidiaries and as a result, transfers to the facility were treated as sales for financial reporting purposes. When loans were sold to this facility, the Company assessed the likelihood that the sponsor would transfer the loans into a term securitization. As the sponsor had typically transferred the loans to a term securitization prior to the fourth quarter of fiscal 2003, the amount of gain on sale recognized for loans sold to this facility was estimated based on the terms the Company would obtain in a term securitization rather than the terms of this facility. For the fourth quarter of fiscal 2003, the likelihood that the facility sponsor would ultimately transfer the underlying loans to a term securitization was significantly reduced and the amount of gain recognized for loans sold to this facility was based on terms expected in a whole loan sale transaction. The Company's ability to sell loans into this facility expired pursuant to its terms on July 5, 2003. At June 30, 2003, the off-balance sheet mortgage conduit facility held loans with principal balance due of $275.6 million as assets and owed $267.5 million to third parties. Through September 30, 2003, $222.3 million of the loans which were in the facility at June 30, 2003 were sold in whole loan sales as directed by the facility sponsor. At September 30, 2003, the facility held loans with principal balances of $40.5 million as assets and owed $36.0 million to third parties. This conduit facility was refinanced in an October 16, 2003 refinancing as described in Note 10.

Declining interest rates and resulting high prepayment rates over the last eleven quarters have required revisions to our estimates of the value of our securitization assets. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, our prepayment rates, as well as those throughout the mortgage industry, remained at higher than expected levels due to continuing low interest rates during this period. As a result, over the last eleven quarters, the Company has recorded cumulative pre-tax write downs to its interest-only strips in the aggregate amount of $175.8 million and pre-tax adjustments to the value of servicing rights of $17.9 million, for total adjustments of $193.7 million, mainly due to the higher than expected prepayment experience. During the same period, the Company reduced the discount rates it applies to value its securitization assets, resulting in net favorable pre-tax valuation impacts of $20.9 million on interest-only strips and $7.1 million on servicing rights. The discount rates were reduced primarily to reflect the impact of the sustained decline in market interest rates. Additionally, on June 30, 2004, the Company wrote down the carrying value of its interest-only strips and servicing rights related to five of its mortgage securitization trusts by $5.4 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of the negotiations to obtain a new $100.0 million warehouse credit facility described in Note 10 and to raise cash to pay fees on new warehouse credit facilities. The following table summarizes the net cumulative write downs recorded on the Company's securitization assets over the last eleven quarters (in thousands):

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

5. SECURITIZATIONS (CONTINUED)

                                               TOTAL          INCOME          OTHER
                                            WRITE DOWN      STATEMENT     COMPREHENSIVE
                                            (WRITE UP)        IMPACT      INCOME IMPACT
                                            ----------     ----------     -------------
PRE-TAX ADJUSTMENT RESULTING FROM:
Prepayments                                 $  193,743     $  128,667      $   65,076
Discount rate                                  (28,038)       (18,427)         (9,611)
Loss on sale                                     5,452          3,446           2,006
                                            ----------     ----------      ----------
Net cumulative write down                   $  171,157     $  113,686      $   57,471
                                            ==========     ==========      ==========

During fiscal 2004, the Company recorded total pre-tax valuation adjustments on its interest-only strips and servicing rights of $63.8 million, of which $46.4 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income. These adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the low interest rate environment experienced during fiscal 2004. The fiscal 2004 valuation adjustment also includes a write down of the carrying value of interest-only strips and servicing rights related to five of the Company's mortgage securitization trusts of $5.4 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of negotiations to obtain a new $100.0 million warehouse credit facility and to raise cash to pay fees on new warehouse credit facilities and as a result, the Company did not realize their full value as reflected on its books. This compares to total pre-tax valuation adjustments on the Company's securitization assets of $63.3 million during the year ended June 30, 2003, of which $45.2 million was charged as expense to the income statement and $18.1 million was reflected as an adjustment to other comprehensive income. The breakout of the total adjustments in fiscal 2004 and 2003 between interest-only strips and servicing rights was as follows (in thousands):

                                     YEAR ENDED JUNE 30, 2004                  YEAR ENDED JUNE 30, 2003
                               ------------------------------------    ----------------------------------------
                                 TOTAL     INCOME         OTHER          TOTAL       INCOME           OTHER
                                 WRITE    STATEMENT   COMPREHENSIVE      WRITE      STATEMENT     COMPREHENSIVE
                                 DOWN      IMPACT     INCOME IMPACT      DOWN        IMPACT       INCOME IMPACT
                               --------   --------    -------------     --------    ---------     -------------
Interest-only strips           $ 57,031   $ 39,659      $  17,372      $  57,973    $  39,900       $  18,073
Servicing rights                  6,791      6,791             --          5,282        5,282              --
                               --------   --------      ---------      ---------    ---------       ---------
Total securitization assets    $ 63,822   $ 46,450      $  17,372      $  63,255    $  45,182       $  18,073
                               ========   ========      =========      =========    =========       =========

The valuation adjustment on interest-only strips for fiscal 2004 included the net impact of a December 31, 2003 reduction in the discount rate applied to value the residual cash flows from interest-only strips from 11% to 10%, and a subsequent increase in that discount rate at June 30, 2004 back to 11%. The discount rate was reduced to 10% on December 31, 2003 from 11% on September 30, 2003 and June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The increase back to 11% at June 30, 2004 was made to reflect an increase in market interest rates that had occurred since the end of the March 2004 quarter. The December 31, 2004 reduction in discount rate had a favorable impact of $8.4 million on that quarter's valuation adjustment. The June 30, 2004 increase in discount rate had an unfavorable impact of $8.4 million on that quarter's valuation adjustment.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

5. SECURITIZATION (CONTINUED)

The following tables detail the pre-tax write downs of the securitization assets by quarter and details the impact to the income statement and to other comprehensive income in accordance with the provisions of SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights (in thousands):

FISCAL YEAR 2004:

                                                                  INCOME              OTHER
                                               TOTAL            STATEMENT         COMPREHENSIVE
             QUARTER ENDED                   WRITE DOWN           IMPACT          INCOME IMPACT
-----------------------------------------    ----------         ----------        -------------
September 30, 2003                           $   16,658         $   10,795           $   5,863
December 31, 2003                                14,724             11,968               2,756
March 31, 2004                                   23,191             15,085               8,106
June 30, 2004                                     9,249              8,602                 647
                                             ----------         ----------           ---------
Total Fiscal 2004                            $   63,822         $   46,450           $  17,372
                                             ==========         ==========           =========

FISCAL YEAR 2003:

                                                                  INCOME              OTHER
                                               TOTAL            STATEMENT         COMPREHENSIVE
             QUARTER ENDED                   WRITE DOWN           IMPACT          INCOME IMPACT
-----------------------------------------    ----------         ----------        -------------
September 30, 2002                           $   16,739         $   12,078           $   4,661
December 31, 2002                                16,346             10,568               5,778
March 31, 2003                                   16,877             10,657               6,220
June 30, 2003                                    13,293             11,879               1,414
                                             ----------         ----------           ---------
Total Fiscal 2003                            $   63,255         $   45,182           $  18,073
                                             ==========         ==========           =========

FISCAL YEAR 2002:

                                                                  INCOME              OTHER
                                               TOTAL            STATEMENT         COMPREHENSIVE
             QUARTER ENDED                   WRITE DOWN           IMPACT          INCOME IMPACT
-----------------------------------------    ----------         ----------        -------------
December 31, 2001                            $   11,322         $    4,462           $   6,860
March 31, 2002                                   15,513              8,691               6,822
June 30, 2002                                    17,244              8,900               8,344
                                             ----------         ----------           ---------
Total Fiscal 2002                            $   44,079         $   22,053           $  22,026
                                             ==========         ==========           =========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

The following tables provide information regarding the initial and current assumptions applied in determining the fair values of mortgage loan related interest-only strips and servicing rights for each securitization trust.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

5. SECURITIZATIONS (CONTINUED)

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
          VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT JUNE 30, 2004

                                                  2003-2    2003-1   2002-4   2002-3   2002-2   2002-1   2001-4
                                                  ------    ------   ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
  Initial valuation                                  11%       13%      13%      13%      13%      13%      13%
  Current valuation                                  11%       11%      11%      11%      11%      11%      11%
Interest-only strip overcollateralization
discount rate:
  Initial valuation                                   8%        7%       9%       7%       7%       7%       7%
  Current valuation                                   8%        5%       9%       7%       7%       7%       5%
Servicing rights discount rate:
  Initial valuation                                  (e)       11%      11%      11%      11%      11%      11%
  Current valuation                                  (e)        9%       9%       9%       9%       9%       9%

Prepayment rates(a):
  INITIAL ASSUMPTION (b):
     Business loans                                  11%       11%      11%      11%      11%      11%      11%
     Home equity loans                               22%       22%      22%      22%      22%      22%      22%
  Ramp period (months):
     Business loans                                   27        27       27       27       27       27       27
     Home equity loans                                30        30       30       30       30       30       30
  CURRENT  EXPERIENCE (c):
     Business loans                                  15%       28%      15%      23%      25%      31%      19%
     Home equity loans                               31%       55%      48%      45%      42%      44%      38%
  CURRENT ASSUMPTION(d):
     Business loans
       Months 1 through 3                            13%       23%      16%      21%      35%      28%      29%
       Months 4 through 12                           16%       21%      21%      20%      17%      14%      11%
       Months thereafter                             14%       13%      12%      11%      10%      10%      10%
     Home equity loans
       Months 1 through 3                            30%       43%      39%      37%      35%      37%      39%
       Months 4 through 12                           20%       20%      20%      20%      20%      20%      20%
       Months 13 through 24                          15%       15%      15%      15%      15%      15%      15%
       Months thereafter                             12%       12%      12%      12%      12%      12%      12%

Annual credit loss rates:
  Initial assumption                               0.52%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
  Actual experience                                0.05%     0.02%    0.05%    0.11%    0.15%    0.15%    0.23%
  Current assumption                               0.52%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%

Servicing fees:
  Contractual fees                                   (e)     0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
  Ancillary fees                                     (e)     1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

--------------
(a)  Prepayment rates are expressed as Constant Prepayment Rate (CPR).

(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

(c)  Current experience is a six-month historical average.

(d) Current assumption is a blended average projected during the time period described.

(e)  Servicing rights for the 2003-2 loans were sold to a third party servicer.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

5.  SECURITIZATIONS (CONTINUED)

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
    VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT JUNE 30, 2004 (CONTINUED)

                                            2001-3    2001-2   2001-1   2000-4   2000-3   2000-2   2000-1
                                            ------    ------   ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
   Initial valuation                           13%       13%      13%      13%      13%      13%      11%
   Current valuation                           11%       11%      11%      11%      11%      11%      11%
Interest-only strip
   overcollateralization discount rate:
   Initial valuation                            7%        7%       6%       7%       8%       8%       8%
   Current valuation                            6%        7%       6%       7%       8%       8%       8%
Servicing rights discount rate:
   Initial valuation                           11%       11%      11%      11%      11%      11%      11%
   Current valuation                            9%        9%       9%       9%       9%       9%       9%

Prepayment rates (a):
   INITIAL ASSUMPTION (b):
     Business loans                            11%       11%      11%      10%      10%      10%      10%
     Home equity loans                         22%       22%      22%      24%      24%      24%      24%
   Ramp period (months):
     Business loans                             24        24       24       24       24       24       24
     Home equity loans                          30        30       30       24       24       24       18
   CURRENT EXPERIENCE (c):
     Business loans                             9%       30%      31%      29%      44%      17%      31%
     Home equity loans                         39%       41%      48%      40%      40%      35%      44%
   CURRENT ASSUMPTION (d):
     Business loans
       Months 1 through 3                      22%       14%      24%      31%      14%      17%      11%
       Months 4 through 12                     10%       10%      11%      11%      12%      10%      11%
       Months thereafter                       10%       10%      10%      10%      10%      10%      10%
     Home equity loans
       Months 1 through 3                      38%       35%      34%      28%      36%      33%      23%
       Months 4 through 12                     20%       20%      20%      20%      20%      20%      20%
       Months 13 through 24                    15%       15%      15%      15%      15%      15%      15%
       Months thereafter                       12%       12%      12%      12%      12%      12%      12%

Annual credit loss rates:
   Initial assumption                        0.40%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
   Actual experience                         0.46%     0.53%    0.85%    0.50%    0.53%    0.56%    0.72%
   Current assumption                        0.50%     0.50%    0.55%    0.50%    0.50%    0.55%    0.70%

Servicing fees:
  Contractual fees                           0.50%     0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
  Ancillary fees                             1.25%     1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

---------------
(a)  Prepayment rates are expressed as Constant Prepayment Rate (CPR).

(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

(c)  Current experience is a six-month historical average.

(d) Current assumption rates are a blended average during the projected time period described.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

5. SECURITIZATIONS (CONTINUED)

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
    VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT JUNE 30, 2004 (CONTINUED)

                                                   1999-4   1999-3   1999-2   1999-1  1998(e)  1997(e)  1996(e)
                                                   ------   ------   ------   ------  -------  -------  -------
Interest-only strip residual discount rate:
   Initial valuation                                  11%      11%      11%      11%      11%      11%      11%
   Current valuation                                  11%      11%      11%      11%      11%      11%      11%
Interest-only strip overcollateralization
   discount rate:
   Initial valuation                                   8%       7%       7%       7%       7%       7%       8%
   Current valuation                                   8%       7%       7%       7%       7%       7%       8%
Servicing rights discount rate:
   Initial valuation                                  11%      11%      11%      11%      11%      11%      11%
   Current valuation                                   9%       9%       9%       9%       9%       9%       9%

Prepayment rates(a):
   INITIAL ASSUMPTION (b):
     Business loans                                   10%      10%      10%      10%      13%      13%      13%
     Home equity loans                                24%      24%      24%      24%      24%      24%      24%
   Ramp period (months):
     Business loans                                    24       24       24       24       24       24       24
     Home equity loans                                 18       18       18       18       12       12       12
   CURRENT EXPERIENCE (c):
     Business loans                                   27%      27%      33%      16%      19%      29%      24%
     Home equity loans                                44%      32%      40%      33%      30%      21%      22%
   CURRENT ASSUMPTION (d):
     Business loans
       Months 1 through 3                             17%      28%      16%      18%      23%      22%      32%
       Months 4 through 12                            11%      11%      12%      10%      11%      12%      10%
       Months thereafter                              10%      10%      10%      10%      10%      10%      10%
     Home equity loans
       Months 1 through 3                             33%      25%      27%      31%      29%      31%      44%
       Months 4 through 12                            20%      20%      20%      20%      20%      20%      20%
       Months 13 through 24                           15%      15%      15%      15%      15%      15%      15%
       Months thereafter                              12%      12%      12%      12%      12%      12%      12%

Annual credit loss rates:
   Initial assumption                               0.30%    0.25%    0.25%    0.25%    0.25%    0.25%    0.25%
   Actual experience                                0.79%    0.68%    0.44%    0.54%    0.53%    0.35%    0.38%
   Current assumption                               0.85%    0.65%    0.45%    0.55%    0.58%    0.40%    0.45%

Servicing fees:
   Contractual fees                                 0.50%    0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees                                   1.25%    1.25%    1.25%    1.25%    1.25%    1.25%    1.25%

-----------
(a)  Prepayment rates are expressed as Constant Prepayment Rate (CPR).

(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.

(c)  Current experience is a six-month historical average.

(d) Current assumption is a blended average during the projected time period described.

(e) Amounts represent weighted-average percentages for four 1998 securitization pools, two 1997 securitization pools and two 1996 securitization pools. Under the terms of a September 27, 2004 sale agreement, the Company sold the interest-only strips related to 1996-2, 1997-1, 1997-2, 1998-1 and 1998-2.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

5. SECURITIZATIONS (CONTINUED)

The table below summarizes at June 30, 2004 the amount of securitized loans in our securitization trusts, the carrying value of our securitization assets and the weighted-average life of our securitized loans.

  Securitized collateral balance                                     $1,928,086
  Balance sheet carrying value of retained interests (a)             $  532,824
  Weighted-average collateral life (in years)                               5.0

-------------
(a) Amount includes interest-only strips and servicing rights.

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

                                                         IMPACT OF
                                                       ADVERSE CHANGE
                                            ------------------------------------
                                             10% CHANGE            20% CHANGE
                                            --------------       ---------------
   Prepayment speed                          $   21,427             $   41,611
   Credit loss rate                               3,994                  7,987
   Floating interest rate certificates (a)          949                  1,899
   Discount rate                                 17,510                 33,926

-----------
(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve incorporating the effect of rate caps where applicable to the individual deals.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

6. INTEREST-ONLY STRIPS

Interest-only strips were comprised of the following (in thousands):

                                           JUNE 30,
                                     2004           2003
                                   ------------------------
Interest-only strips
    Available for sale             $  459,086    $  597,166
    Trading assets                         --         1,112
                                   ------------------------
                                   $  459,086    $  598,278
                                  =========================

Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At June 30, 2004 and 2003, the fair value of overcollateralization related cash flows were $216.9 million and $279.2 million, respectively.

The activity for interest-only strip receivables is summarized as follows (in thousands):

                                                                                JUNE 30,
                                                                         2004               2003
                                                                     ------------------------------
Balance at beginning of period                                       $    598,278       $   512,611
Initial recognition of interest-only strips, including initial
    overcollateralization of $0 million and $10.6 million                  25,523           160,116
Cash flow from interest-only strips                                      (178,457)         (160,417)
Required purchases of additional overcollateralization                     27,334            73,253
Interest accretion                                                         40,176            47,347
Termination of lease securitization (a)
                                                                           (1,759)           (1,890)
Adjustment for loans subject to repurchase rights                           2,687             2,600
Adjustments to fair value recorded through other comprehensive
   income (b)                                                             (15,037)            4,558
Other than temporary fair value adjustment (c)                            (39,659)          (39,900)
                                                                     ------------------------------
Balance at end of period                                             $    459,086       $   598,278
                                                                     ==============================

(a) Reflects release of lease collateral from lease securitization trusts which were terminated in accordance with the trust documents after the full payout of trust note certificates. Lease receivables of $1.8 and $1.6 million were recorded on the balance sheets at December 31, 2003 and 2002 as a result of these terminations.
(b) Adjustments to the carrying value of interest-only strips for the initial write up to fair value are recorded through other comprehensive income, which is a component of stockholders' equity. Additionally, to the extent any individual interest-only strip has a portion of its initial write up to fair value still remaining in other comprehensive income at the time of impairment, other than temporary decreases in its fair value would first be recorded as a reduction to other comprehensive income.
(c)      Recorded through the income statement.

See Note 5 for a further description of the write downs recognized in fiscal years 2004 and 2003.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

7. SERVICING RIGHTS

The total managed loan and lease portfolio, which includes loans held by the Company as available for sale, non-accrual loans, leases and securitized loans and leases the Company services for others, is as follows (in thousands):

                                                           JUNE 30,
                                                   2004               2003
                                              ---------------------------------
Home equity loans                             $    1,836,670      $   3,249,501
Business purpose loans                               255,200            393,098
Equipment leases                                          --              8,475
                                              ---------------------------------
                                              $    2,091,870      $   3,651,074
                                              =================================

The activity for the loan and lease servicing rights asset is summarized as follows (in thousands):

                                                      YEAR ENDED JUNE 30,
                                                   2004               2003
                                              ---------------------------------
Balance at beginning of year                  $      119,291      $     125,288
Initial recognition of servicing rights                   --             41,171
Amortization                                         (38,762)           (41,886)
Write down                                            (6,791)            (5,282)
                                              ---------------------------------
Balance at end of year                        $       73,738      $     119,291
                                              =================================

Servicing rights are valued quarterly by the Company based on the current estimated fair value of the servicing asset. During fiscal 2004 and 2003, the Company recorded total pre-tax valuation adjustments on its servicing rights of $6.8 million and $5.3 million, respectively, which were charged to the income statement. The fiscal 2004 valuation adjustment includes a June 30, 2004 write down of $1.3 million of servicing rights related to five mortgage securitization trusts to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of the negotiations to obtain new $100.0 million warehouse credit facility and to raise cash to pay fees on new warehouse credit facilities and as a result, the Company did not realize their full value as reflected on its books. See Note 5 for more detail and key assumptions used in the periodic valuation of the servicing rights.

Information regarding the sensitivity of the current fair value of interest-only strips and servicing rights to adverse changes in the key assumptions used to value these assets is detailed in Note 5.

As a result of our non-compliance at September 30, 2003 with the net worth covenant in several of our servicing agreements, the Company requested and obtained waivers of the non-compliance from the two financial insurers representing bond holders. In connection with a waiver of the net worth covenant granted by one of these bond insurers for the remaining term of the related servicing agreements, the Company amended the servicing agreements on September 30, 2003 principally to provide for 120-day term-to-term servicing and for its appointment as servicer for

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

7. SERVICING RIGHTS (CONTINUED)

an initial 120-day period commencing as of October 1, 2003. The Company was re-appointed as servicer for additional 120-day terms under these amended servicing agreements on January 29, 2004, May 27, 2004 and September 23, 2004. The second of these bond insurers waived the Company's non-compliance with net worth requirements on an oral basis from September 30, 2003 through March 9, 2004, at which time it confirmed its prior oral waiver in writing and extended the waiver through March 14, 2004. On February 20, 2004 the Company entered into an agreement with this second bond insurer amending the related servicing agreements principally to provide for 30-day term-to-term servicing and to re-appoint the Company as servicer for an initial term through March 15, 2004. Subsequently, this bond insurer, on a monthly basis, has given the Company a waiver of the net worth covenant and re-appointed it as servicer under these amended servicing agreements for all relevant periods since the execution of the amended servicing agreements. Reappointment as servicer under these amended servicing agreements occurs in the sole discretion of each respective bond insurer.

Separately, one bond insurer, as a condition to its participation in the Company's October 31, 2003 securitization, required that the Company amend the servicing agreement related to a previous securitization in which the bond insurer had participated as bond insurer. The resulting amendment, dated October 31, 2003, to this servicing agreement provided, among other things, for a specifically designated back-up servicer, for 90-day term-to-term servicing and for the Company's re-appointment as servicer for an initial 90-day term commencing October 31, 2003. This bond insurer subsequently re-appointed the Company as servicer under the amended servicing agreement for an additional term through April 30, 2004. On April 30, 2004 this amended servicing agreement was further amended principally to provide for 30-day term-to-term servicing and for the Company's reappointment as servicer for a 30-day term expiring May 31, 2004. In connection with a third amendment to this amended servicing agreement, which modified certain administrative terms of this agreement, the Company was reappointed as servicer for a term expiring June 30, 2004. The bond insurer has subsequently reappointed the Company on a monthly basis as servicer under this amended servicing agreement for all relevant periods including the current 30-day period. The Company has regularly been reappointed as servicer under these agreements for all relevant periods under the agreements. Reappointment as servicer under this amended servicing agreement is determined by reference to the Company's continued compliance with its terms.

Also separately, on March 5, 2004, the Company entered into agreements with another bond insurer which amended the servicing agreements related to all securitizations insured by this bond insurer. These amendments principally provided for a specifically designated back-up servicer. The original provisions of these servicing agreements providing for 3-month term-to-term servicing were not altered by these amendments. Reappointment as service user under these amended servicing agreements is determined by reference to the Company's continued compliance with their terms.

As a result of the foregoing amendments to our servicing agreements, all of our servicing agreements associated with bond insurers now provide for term-to-term servicing.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

8. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

                                                                             JUNE 30,
                                                                    2004                 2003
                                                                 ----------           ----------
Computer software                                                $   20,917           $   20,282
Computer hardware                                                     2,582                3,816
Office furniture and equipment                                        7,474                4,680
Leasehold improvements                                               12,818                8,585
                                                                 ----------           ----------
                                                                     43,791               37,363
Less accumulated depreciation and amortization                       17,744               14,061
                                                                 ----------           ----------
                                                                 $   26,047           $   23,302
                                                                 ==========           ==========

Depreciation and amortization expense was $7.1 million, $8.6 million and $6.8 million for the years ended June 30, 2004, 2002 and 2002, respectively.

9. OTHER ASSETS AND OTHER LIABILITIES

Other assets were comprised of the following (in thousands):

                                                                             JUNE 30,
                                                                    2004                 2003
                                                                 ----------           ----------
             Goodwill                                            $   16,315           $   15,121
             Financing costs, debt offerings                          3,567                3,984
             Real estate owned                                        1,920                4,776
             Investments held to maturity                               839                  881
             Due from securitization trusts for
                servicing related activities                            792                1,344
             Other                                                    4,115                4,346
                                                                 ----------           ----------
                                                                 $   27,548           $   30,452
                                                                 ==========           ==========

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

9. OTHER ASSETS AND OTHER LIABILITIES (CONTINUED)

The activity in other real estate owned during the years ended June 30, 2004, 2003 and 2002 was as follows (in thousands):

                                                             YEAR ENDED JUNE 30,
                                                      2004          2003           2002
                                                   ----------------------------------------
    Balance at beginning of period                 $   4,776      $   3,784     $     2,322
    Properties acquired through foreclosure (a)          471          2,771           3,319
    Properties purchased from securitization
       trusts (a)                                      8,576         21,998          11,236
    Sales/liquidation proceeds                       (11,840)       (22,273)        (13,252)
    Property revaluation losses                         (352)          (833)           (282)
    Gain (loss) on sale/liquidation                      289           (671)            441
                                                   ----------------------------------------
    Total                                          $   1,920      $   4,776     $     3,784
                                                   ========================================

(a) At lower of cost or net realizable value.

Other liabilities were comprised of the following (in thousands):

                                                                            JUNE 30,
                                                                   2004                    2003
                                                                 ---------               ---------
           Commitments to fund closed loans                      $  46,654               $  35,187
           Unearned lease incentives                                12,793                   9,465
           Deferred rent incentive                                   4,908                      --
           Escrow deposits held                                      3,113                   4,885
           Funds held in suspense                                    1,383                   6,103
           Periodic advance guarantee                                  670                     650
           Sold loan recourse liability                                307                      82
           Hedging liabilities, at fair value                          103                   6,335
           Trading liabilities, at fair value                          851                     334
           Other                                                     1,090                     995
                                                                 ---------               ---------
                                                                 $  71,872               $  64,036
                                                                 =========               =========

See Note 19 for an explanation of the Company's hedging and trading activities.

Unearned lease incentives represent reimbursements received in conjunction with the lease agreement for the Company's corporate office space in Philadelphia, Pennsylvania. These funds represent reimbursement from the landlord for leasehold improvements and furniture and equipment in the rented space and will be recognized as an offset to rent expense over the term of the lease or the life of the asset, whichever is shorter.

Deferred rent incentive represents the accrual of future rent payments, which will be made mainly in conjunction with the lease agreement for the Company's corporate office space in Philadelphia, Pennsylvania. This lease agreement, which is for a term of eleven years, required no cash rent

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

9. OTHER ASSETS AND OTHER LIABILITIES (CONTINUED)

payments during its first year. The Company is recording rent expense equal to the aggregate cash rent payments, which will be paid in years two through eleven, on a straight-line basis over the full eleven year life of the lease. The balance in the deferred rent incentive accrual was established during the first year and will be reduced to zero on a straight-line basis over years two through eleven.

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE

Subordinated debentures was comprised of the following (in thousands):

                                                              JUNE 30,
                                                        2004            2003
                                                     ----------       ---------

Subordinated debentures (a)                          $  509,928       $ 702,423
Subordinated debentures - money market notes (b)         12,681          17,117
                                                     ----------       ---------
Total subordinated debentures                        $  522,609       $ 719,540
                                                     ==========       =========

Senior collateralized subordinated notes were comprised of the following (in thousands):

                                                              JUNE 30,
                                                        2004            2003
                                                     ----------       ---------

Senior collateralized subordinated notes (c)         $   83,639      $       --
                                                     ==========      ==========

Warehouse lines and other notes payable were comprised of the following (in thousands):

                                                                                JUNE 30,
                                                                         2004                2003
                                                                       ---------           ---------
Warehouse revolving line of credit (d)                                 $  53,223           $      --
Warehouse revolving line of credit (e)                                   186,364                  --
Warehouse and operating revolving line of credit (f)                          --              30,182
Warehouse revolving line of credit (g)                                        --             136,098
Warehouse revolving line of credit (h)                                        --              19,671
Capitalized leases (i)                                                       488                 807
Convertible promissory notes (j)                                           1,125                  --
Bank overdraft (k)                                                            --              26,158
                                                                       ---------           ---------
Total warehouse lines and other notes payable                          $ 241,200           $ 212,916
                                                                       =========           =========

-------------
(a) Subordinated debentures due July 2004 through July 2014, interest rates ranging from 5.30% to 13.99%; average rate at June 30, 2004 was 10.04%, average remaining maturity was 13.5 months, subordinated to all of the Company's senior indebtedness. The average rate on subordinated debentures including money market notes was 9.91% at June 30, 2004.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

(b) Subordinated debentures - money market notes due upon demand, interest rate at 4.88%; subordinated to all of the Company's senior indebtedness.
(c) Senior collateralized subordinated notes due July 2004 through July 2014, interest rates ranging from 5.40% to 13.10%; average rate at June 30, 2004 was 9.92%, average remaining maturity was 19.2 months. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes issued in the Exchange Offer plus priority lien obligations secured by the interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by the Company on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind the Company's senior indebtedness and all of the Company's other existing and future senior debt and behind the existing and future debt of the Company's subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by the Company and other unsecured debt. Senior collateralized subordinated notes were issued in connection with the December 1, 2003 and June 30, 2004 Exchange Offers. At June 30, 2004, the Company's interest in the cash flows from the interest-only strips held in the trust which secure the senior collateralized subordinated notes totaled $411.9 million, of which $125.5 million represents 150% of the outstanding principal balance of the senior collateralized subordinated notes at June 30, 2004.
(d) $200.0 million warehouse revolving line of credit with JPMorgan Chase Bank entered into on September 22, 2003 and expiring September 2004. The maturity date of this facility was extended to November 5, 2004 and on September 30, 2004 the facility amount was reduced to $100.0 million. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans.
(e) $250.0 million warehouse revolving line of credit with Chrysalis Warehouse Funding, LLC, entered into on October 14, 2003 and expiring October 2006. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans and certain interest-only strips. Interest-only strips secure obligations in an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $53.7 million.
(f) Originally a $50.0 million warehouse and operating revolving line of credit with JPMorgan Chase Bank, collateralized by certain pledged loans, advances to securitization trusts, real estate owned and certain interest-only strips, which was replaced for warehouse lending purposes by the $200.0 million facility on September 22, 2003. Pursuant to an amendment, this facility remained in place as an $8.0 million letter of credit facility to secure lease obligations for corporate office space, until it expired in December 2003. In December 2003, the Company was issued a stand alone letter of credit for $8.0 million collateralized by cash.
(g) Originally a $200.0 million warehouse line of credit with Credit Suisse First Boston Mortgage Capital, LLC. $100.0 million of this facility was continuously committed for the term of the facility while the remaining $100.0 million of the facility was available at Credit Suisse's discretion. Subsequent to June 30, 2003, there were no new advances under the non-committed portion. On August 20, 2003, this credit facility was amended to reduce the committed portion to $50.0 million (from $100.0 million), eliminate the non-committed portion and accelerate its expiration date from November 2003 to

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

     September 30, 2003. The expiration date was subsequently extended to October 17, 2003, but no new advances were permitted under this facility subsequent to September 30, 2003. This facility was paid down in full on October 16, 2003. The interest rate on the facility was based on one-month LIBOR plus a margin. Advances under this facility were collateralized by pledged loans.
(h) Previously a $25.0 million warehouse line of credit facility from Residential Funding Corporation. Under this warehouse facility, advances could be obtained, subject to specific conditions described in the agreements. Interest rates on the advances were based on one-month LIBOR plus a margin. The obligations under this agreement were collateralized by pledged loans. This facility was paid down in full on October 16, 2003 and it expired pursuant to its terms on October 31, 2003.
(i) Capitalized leases, maturing through January 2006, imputed interest rate of 8.0%, collateralized by computer equipment.
(j) Consists of two convertible non-negotiable promissory notes issued for the acquisition of certain assets and operations of two mortgage broker businesses. The first note, issued December 23, 2003, bears interest at 6% per annum and matures June 30, 2005. At any time on or after December 24, 2004 and before January 31, 2005, the holder of the note has the option to convert the note into the number of shares of common stock determined by dividing the outstanding principal amount of the note and accrued interest, if any, by $5.00, subject to adjustment for any changes in the capitalization of the Company affecting its common stock. The second note, issued June 11, 2004, bears interest at 8% per annum and is to be paid in five semi-annual installments of $108 thousand each commencing on December 31, 2004. The final semi-annual installment is due on June 30, 2007. At any semi-annual installment date, the holder of the note has the option to convert the note into the number of shares of the Company's common stock as determined by dividing the semi-annual principal payment amount by the closing price per common share on the immediately preceding semi-annual payment date, subject to adjustment for any changes in the capitalization of the Company affecting its common stock.
(k)  Overdraft amount on bank accounts paid on the following business day.

Principal payments on subordinated debentures, senior collateralized subordinated notes, warehouse lines and other notes payable for the next five years are as follows (in thousands):

            Year ended           June 30,
            ----------          ----------
            2005                $  594,873
            2006                   174,394
            2007                    47,331
            2008                    10,043
            2009                     6,509

At June 30, 2004, warehouse lines and other notes payable were collateralized by $252.3 million of loan receivables and $1.0 million of computer equipment.

In addition to the above, the Company had available to it the following credit facilities:

o $5.0 million operating line of credit, which expired pursuant to its terms in January 2004, where fundings were collateralized by investments in the 99-A lease securitization trust and Class R and X certificates of Mortgage Loan Trust 2001-2.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

o $300.0 million facility, which provided for the sale of mortgage loans into an off-balance sheet funding facility. This facility expired pursuant to its terms on July 5, 2003. See Note 5 for further discussion of the off-balance sheet features of this facility.

Interest rates paid on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 2.00% to LIBOR plus 2.50%. The weighted-average interest rate paid on the revolving credit facilities was 3.76% and 2.24% at June 30, 2004 and June 30, 2003, respectively.

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

On October 16, 2003, the Company refinanced through another mortgage warehouse conduit facility $40.0 million of loans that were previously held in the off-balance sheet mortgage conduit facility described above. The Company also refinanced an additional $133.5 million of mortgage loans in the new conduit facility, which were previously held in other warehouse facilities, including the $50.0 million warehouse facility which expired on October 17, 2003. The more favorable advance rate under this conduit facility as compared to the expired facilities, which previously held these loans, along with loans fully funded with Company cash resulted in the Company's receipt of $17.0 million in cash. On October 31, 2003, the Company completed a privately-placed securitization of the $173.5 million of loans, with servicing released, that had been transferred to this conduit facility. The terms of this conduit facility provided that it will terminate upon the disposition of the loans held by it.

FINANCIAL AND OTHER COVENANTS

GENERAL. The warehouse credit agreements require that the Company maintain specific financial covenants regarding net worth, leverage, net income, liquidity, total debt and other standards. Each agreement has multiple individualized financial covenant thresholds and ratio of limits that the Company must meet as a condition to drawing on a particular line of credit. Pursuant to the terms of these credit facilities, the failure to comply with the financial covenants constitutes an event of default and at the option of the lender, entitles the lender to, among other things, terminate commitments to make future advances to the Company, declare all or a portion of the loan due and payable, foreclose on the collateral securing the loan, require servicing payments be made to the lender or other third party or assume the servicing of the loans securing the credit facility. An event of default under these credit facilities would result in defaults pursuant to cross-default provisions of our other agreements, including but not limited to, other loan agreements, lease agreements and other agreements. The failure to comply with the terms of these credit facilities or to obtain the necessary waivers would have a material adverse effect on the Company's liquidity and capital resources.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

COVENANTS UNDER JUNE 30, 2004 CREDIT FACILITIES. On September 22, 2003, the Company entered into definitive agreements with JP Morgan Chase Bank for a $200.0 million credit facility for the purpose of funding its loan originations. Pursuant to the terms of this facility, the Company is required to, among other things: (i) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (ii) apply 60% of its net cash flow from operations each quarter to reduce the outstanding amount of subordinated debentures commencing with the quarter ending March 31, 2004; (iii) as of the end of any month, commencing January 31, 2004, the aggregate outstanding balance of subordinated debentures must be less than the aggregate outstanding balance as of the end of the prior month; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. This facility had a term of 364 days and by its original terms would have expired September 21, 2004. This facility is secured by the mortgage loans, which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to the Company's financial condition. These provisions require, among other things, the Company's maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans the Company services for others) at the end of each fiscal quarter of less than 12.0%, its subordinated debentures not to exceed $705.0 million at any time, and its ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio.

On September 20, 2004, the Company entered into an amendment to its $200.0 million credit facility which extended the scheduled expiration date of this credit facility from September 21, 2004 to September 30, 2004.

On September 30, 2004, the Company entered into an amendment to its $200.0 million credit facility which extends the expiration date of this credit facility from September 30, 2004 to November 5, 2004 subject to earlier termination upon the occurrence of any of the specified events or conditions described in the facility documents, and decreases this facility from $200.0 million to $100.0 million. Since entering into this facility on September 22, 2003, the amount outstanding under this facility at any give time has not exceeded $100.0 million. In addition, the amendment includes changes which reduce the advance rate if the amount outstanding under the facility exceeds $75.0 million. The amendment also changes the portfolio composition requirements to accommodate fluctuations in the pledged loans at the beginning and end of each month, providing greater flexibility to the Company. The purpose of the amendment is to allow the Company to continue to borrow under this facility, subject to its terms as described above, while it finalizes the definitive agreement for a new credit facility. In light of this amendment, on October 1, 2004, the Company entered into an amendment to the $250.0 million credit facility described below which decreased the amount of the additional credit facilities that it must maintain from $200.0 million to $100.0 million, provided that there continues to be at least $40.0 million of wet funding as originally required by the facility agreements.

On October 14, 2003, the Company entered into definitive agreements with Chrysalis Warehouse Funding, LLC. for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. The $250.0 million facility has a term of three years with an interest rate on amounts outstanding equal to the one-month LIBOR plus a margin and the yield maintenance fees (as defined in the agreements). The Company also agreed to pay an affiliate of the lender fees of $8.9 million upon closing and approximately $10.3 million annually plus a non-usage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. Advances under this facility are collateralized by specified pledged loans. Additional credit support for a portion of the facility was created by granting a security interest in substantially all of the Company's interest-only strips and residual interests which the Company contributed to a special purpose entity organized by it to facilitate this transaction. The interest-only strips and residual interests contributed to this special purpose entity also secured the Company's fee obligations under this facility to an affiliate of the lender, as described above. The interest-only strips sold pursuant to the previously described sale agreement of September 27, 2004 were part of the interest-only strips contributed to this special purpose entity for the purpose of securing the Company's fee obligations to this lender affiliate. In consideration for the release by this lender affiliate of its lien on the interest-only strips involved in the September 27, 2004 sale, the Company prepaid $3.5 million of fees owed or to be owed to the lender affiliate.

This $250.0 million facility contains representations and warranties, events of default and covenants which are customary for facilities of this type, as well as the Company's agreement to: (i) restrict the total amount of indebtedness outstanding under the indenture related to its subordinated debentures to $750.0 million or less; (ii) make quarterly reductions commencing in April 2004 of an amount of subordinated debentures pursuant to the formulas set forth in the loan agreement; (iii) maintain maximum interest rates offered on subordinated debentures not to exceed 10 percentage points above comparable rates for FDIC insured products; and (iv) maintain minimum cash and cash equivalents of not less than $10.0 million. In addition to events of default which are typical for this type of facility, an event of default would occur if: (1) the Company is unable to sell subordinated debentures for more than three consecutive weeks or on more than two occasions in a 12 month period; and (2) certain members of management are not executive officers and a satisfactory replacement is not found within 60 days.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

The definitive agreements for this $250.0 million facility granted the lender an option for a period of 90 days commencing on the first anniversary of entering into the definitive agreements to increase the credit amount to $400.0 million with additional fees and interest payable by the Company.

In a related transaction, the Company also sold the interest-only strips and servicing rights related to five of its mortgage securitization trusts to an affiliate of this facility provider under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of the Company's negotiations to obtain the new $100.0 million warehouse credit facility and to raise cash to pay fees on new warehouse credit facilities and as a result, the Company did not realize their full value as reflected on its books. The Company wrote down the carrying value of these interest-only strips and servicing rights by $5.4 million at June 30, 2004 to reflect their values under the terms of the sale agreement.

The Company intends to amend the security agreements related to the senior collateralized subordinated notes to accommodate a request from the lender on its $250.0 million credit facility, and its affiliate, dated September 30, 2004, to clarify an inconsistency between these agreements and the $250.0 million credit facility documents related to liens on certain assets previously pledged by ABFS Warehouse Trust 2003-1 to Clearwing, the affiliate of the lender.

COVENANTS UNDER A NEW CREDIT FACILITY. On September 17, 2004, the Company executed a commitment letter dated as of September 16, 2004 for a mortgage warehouse credit facility with a warehouse lender for the purpose of funding its home mortgage loan originations. The commitment letter provides for a facility that will consist of a $100.0 million senior secured revolving warehouse line of credit, which may be increased prior to closing to $150.0 million at the option of the warehouse lender. The commitment letter provides for a facility that will have a term of one year from closing with the right to extend for up to two additional one-year terms upon mutual agreement of the parties, with interest equal to LIBOR plus a margin. The facility will be secured by the mortgage loans which are funded by advances under the facility, as well as all assets, accounts receivable and all related proceeds held by the special purpose entity organized to facilitate this transaction referred to as the borrower. The stock of the borrower will also be pledged to the warehouse lender. The Company paid a due diligence fee and also agreed to pay fees of $1.3 million upon commitment, $1.0 million at closing and approximately $3.8 million over the next twelve months plus a non-usage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. The commitment letter and the closing of the facility will be subject to such customary and commercially reasonable terms, covenants, events of default and conditions as the warehouse lender deems appropriate. It is anticipated that this $100.0 million facility will contain representations and warranties, events of default and covenants which are customary for facilities of this type and will be similar to those contained in the Company's $250.0 million credit facility.

The warehouse lender may terminate the commitment at any time prior to entering into a definitive agreement if the Company fails to fulfill its obligations under the commitment letter, the warehouse lender determines that it is likely that the borrower is not capable of entering into a definitive agreement prior to October 20, 2004 or there is a material adverse change in the business, assets, liabilities, operations or condition of the borrower. The commitment letter expires upon the earlier to occur of: the execution of a definitive agreement, October 20, 2004 and the Company's closing of another similar credit facility with a lender other than this warehouse lender. While the Company anticipates that it will close on the facility with this warehouse lender, there can be no assurance that these negotiations will result in definitive agreements or that these agreements will be on terms and conditions acceptable to it.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


WAIVERS AND AMENDMENTS OF FINANCIAL COVENANTS. As a result of the loss experienced during fiscal 2003, the Company was not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of its principal credit facilities existing at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million). The Company obtained waivers from these covenant provisions from both lenders. Commencing August 21, 2003, the lender under the $50.0 million warehouse credit facility (which had been amended in December 2002 to add a letter of credit facility) granted the Company a series of waivers for its non-compliance with a financial covenant in that credit facility through November 30, 2003 and on September 22, 2003, in connection with the creation of the new $200.0 million credit facility on the same date, reduced this facility to an $8.0 million letter of credit facility, which secured the lease on the Company's principal executive office. The letter of credit facility expired according to its terms on December 22, 2003, but the underlying letter of credit was renewed for a one-year term on December 18, 2003. The Company also entered into an amendment to the $200.0 million credit facility which provided for the waiver of its non-compliance with the financial covenants in that facility, the reduction of the committed portion of this facility from $100.0 million to $50.0 million, the elimination of the $100.0 million non-committed portion of this credit facility and the acceleration of the expiration date of this facility from November 2003 to September 30, 2003. The Company entered into subsequent amendments to this credit facility, which extended the expiration date until October 17, 2003. This facility was paid down in full on October 16, 2003 and expired on October 17, 2003.

In addition, in light of the losses recorded in each quarter of fiscal 2004, the Company requested and obtained waivers or amendments to several credit facilities to address its non-compliance with certain financial covenants.

The terms of the Company's $200.0 million credit facility with JP Morgan Chase Bank, as amended, required, among other things, that our registration statement registering $295.0 million of subordinated debentures be declared effective by the SEC no later than October 31, 2003, that the Company obtain a written commitment for another credit facility of at least $200.0 million and close that additional facility by October 3, 2003, that we have a minimum net worth of $28.0 million at September 30, 2003, $25.0 million at October 31, 2003 and November 30, 2003, $30.0 million at December 31, 2003, $32.0 million at March 31, 2004 and $34.0 million at June 30, 2004; that we have a minimum adjusted tangible net worth of $300.0 million and maintain cash and cash equivalents of $25.0 million as of the end of each quarter during the term of the credit facility.

The lender under this $200.0 million facility agreed to extend the deadline for the Company's

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

registration statement to be declared effective by the SEC to November 10, 2003. The Company's registration statement was declared effective on November 7, 2003. This lender also agreed to extend the date by which the Company was required to close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. The Company subsequently obtained an additional waiver from this lender, which extended this required closing date for obtaining the additional credit facility to October 14, 2003 (this condition was satisfied by the closing of the $250.0 million facility described above). Prior to the closing of the second credit facility, our borrowing capacity on the new $200.0 million facility was limited to $80.0 million.

This lender under the $200.0 million credit facility also waived the minimum net worth requirements at September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, adjusted tangible net worth requirements at April 30, 2004, May 31, 2004 and June 30, 2004, and cash and cash equivalent requirement at December 31, 2004, April 30, 2004 and May 31, 2004.

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

SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES

Under a registration statement declared effective by the SEC on November 7, 2003, the Company registered $295.0 million of subordinated debentures. Of the $295.0 million, $134.7 million of debt from this registration statement was available for future issuance as of June 30, 2004.

On December 1, 2003, the Company mailed an Exchange Offer, referred to as the first exchange offer, to holders of eligible debentures. Holders of such eligible debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of the Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the eligible debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for eligible debentures tendered with maturities of less than 12 months, while eligible debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months. All other senior collateralized subordinated notes issued in the first exchange offer have maturities equal to the eligible debentures tendered. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the principal balance of the senior collateralized subordinated notes issued in the Exchange Offer plus priority lien obligations secured by the interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the principal balance of the senior collateralized subordinated notes issued in the Exchange Offer, as determined by the Company on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES (CONTINUED)

junior in right of payment behind the Company's senior indebtedness and all of the Company's other existing and future senior debt and behind the existing and future debt of our subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by the Company and other unsecured debt.

On May 14, 2004, the Company mailed an Exchange Offer, referred to as the second exchange offer, to holders of eligible debentures. Holders of such eligible debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of the Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. The terms of the second exchange offer were similar to the terms of the first exchange offer, as described above.

At June 30, 2004, the Company's interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes, totaled $411.9 million, of which $125.5 million represented 150% of the principal balance of the senior collateralized subordinated notes outstanding at June 30, 2004.

See Note 11 for the results of the exchange offers as of June 30, 2004. On June 30, 2004, the Company also extended the expiration date of the second exchange offer to July 31, 2004, which was subsequently extended to August 23, 2004. After the August 23, 2004 closing of the second exchange offer, the interest-only strips securing the senior collateralized subordinated notes totaled $148.2 million.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

10. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)

SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES (CONTINUED)

In the event of the Company's default and liquidation of its subsidiaries to repay the debt holders, creditors of the subsidiaries must be paid or provision made for their payment from the assets of the subsidiaries before the remaining assets of the subsidiaries can be used to repay the holders of the subordinated debentures.

FACILITY FEES

The Company paid commitment fees and non-usage fees on warehouse lines and operating lines of credit of $23.3 million, $0.4 million and $0.7 million in the years ended June 30, 2004, 2003 and 2002, respectively.

11. STOCKHOLDERS' EQUITY

EXCHANGE OFFERS

On December 1, 2003, the Company mailed the first exchange offer to holders of eligible subordinated debentures. On May 14, 2004, the Company mailed the second exchange offer to holders of eligible subordinated debentures. Holders of eligible subordinated debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. See Note 10 for a description of the terms of the senior collateralized subordinated notes issued in both exchange offers. See below for a description of the terms of the Series A Preferred Stock.

Under the first exchange offer and June 30, 2004 closing of the second exchange offer, the following amounts of subordinated debentures were exchanged for shares of Series A Preferred Stock and senior collateralized subordinated notes (in thousands):

                                                                   Shares of            Senior
                                               Subordinated         Series A        Collateralized
                                                Debentures         Preferred         Subordinated
      By Closing Dates                          Exchanged         Stock Issued       Notes Issued
      ----------------                         ------------       ------------      ---------------
      First Exchange Offer:
        December 31, 2003                       $  73,554            39,095           $  34,459
        February 6, 2004                           43,673            22,712              20,961

      Second Exchange Offer:
        June 30, 2004                              60,589            31,980              28,609
                                                ---------            ------           ---------
      Combined through June 30, 2004            $ 177,816            93,787           $  84,029
                                                =========            ======           =========

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

11. STOCKHOLDERS' EQUITY (CONTINUED)

EXCHANGE OFFERS (CONTINUED)

On June 30, 2004, the Company also extended the expiration date of the second exchange offer to July 31, 2004, which was subsequently extended to August 23, 2004. Following are the results of the July 31, 2004 and August 23, 2004 extensions and the cumulative results of the first and second exchange offers through August 23, 2004 (in thousands):

                                                                   Shares of            Senior
                                               Subordinated         Series A        Collateralized
                                                Debentures         Preferred         Subordinated
      Closing Dates                             Exchanged         Stock Issued       Notes Issued
      -------------                            ------------       ------------      --------------
        July 31, 2004                            $  25,414           12,908           $  12,506
        August 23, 2004                              5,397            2,730               2,667

        Cumulative results of first and
            second exchange offers                 208,627          109,425              99,202

TERMS OF THE SERIES A PREFERRED STOCK

General. The Series A Preferred Stock has a par value of $0.001 per share and may be redeemed at the Company's option after the second anniversary of the issuance date at a price equal to the liquidation value plus accrued and unpaid dividends.

Liquidation Preference. Upon any voluntary or involuntary liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the date of liquidation. Based on the shares of Series A Preferred Stock outstanding on June 30, 2004, the liquidation value equals $93.8 million. After completion of all closings under the second exchange offer, the liquidation value increased to $109.4 million.

Dividend Payments. Monthly dividend payments will be $0.008334 per share of Series A Preferred Stock (equivalent to $0.10 per share annually or 10% annually of the liquidation value). Payment of dividends on the Series A Preferred Stock is subject to compliance with applicable Delaware state law. Based on the shares of Series A Preferred Stock outstanding on June 30, 2004, the annual dividend requirement equals $9.4 million. After completion of all closings under the second exchange offer, the annual cash dividend requirement increased to $10.9 million.

Conversion into Shares of Common Stock. On or after the second anniversary of the issuance date (or on or after the one year anniversary of the issuance date if no dividends are paid on the Series A Preferred Stock), each share of the Series A Preferred Stock is convertible at the option of the holder into a number of shares of the Company's common stock determined by dividing: (A) $1.00 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the second anniversary of the issuance date because the Series A Preferred Stock has become convertible due to a failure to pay dividends), $1.20 plus an amount equal to accrued but unpaid dividends (if the conversion date is prior to the third anniversary of the issuance date but on or after the second anniversary of the issuance date) or $1.30 plus an amount equal to accrued but unpaid dividends (if the conversion date is on or after the third anniversary of the issuance date)

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

11. STOCKHOLDERS' EQUITY (CONTINUED)

TERMS OF THE SERIES A PREFERRED STOCK (CONTINUED)

by (B) the market value of a share of the Company's common stock (which figure shall not be less than $5.00 per share regardless of the actual market value on the conversion date).

Based on the $5.00 per share market value floor and if each share of Series A Preferred Stock issued in the first exchange offer and the second exchange offer converted on the anniversary dates listed below, the number of shares of the Company's common stock which would be issued upon conversion follows (shares in thousands):

                                          As of June 30, 2004                 As of August 23, 2004
                                     -----------------------------        -----------------------------
                                                       Convertible                          Convertible
                                     Number of         into Number        Number of         into Number
                                     Preferred          of Common         Preferred          of Common
                                      Shares             Shares            Shares            Shares
                                     ---------         -----------        ---------         -----------
Second anniversary date               93,787              22,509           109,425             26,262
Third anniversary date                93,787              24,384           109,425             28,451

As described above, the conversion ratio of the Series A preferred stock increases during the first three years following its issuance, which provides the holders of the Series A preferred stock with a discount on the shares of common stock that will be issued upon conversion. Under guidance issued by the EITF in issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this discount, or beneficial conversion feature, must be valued and amortized to the income statement as additional non-cash preferred dividends over the three-year period that the holders of the Series A preferred stock earn the discount with an offsetting credit to additional paid-in-capital.

The Company computed the value of the beneficial conversion feature using the conversion ratio of $1.30 to $5.00, which is the conversion term that is most beneficial to the investor, and would result in the issuance of 24.5 million shares of common stock based on the shares of Series A preferred stock that were issued through June 30, 2004. The value of the beneficial conversion feature equals the excess of the intrinsic value of those 24.5 million shares of common stock at their closing prices on the dates the preferred stock was issued, over the value of the Series A preferred stock on the same dates. The value of the Series A preferred stock was equal to the carrying value of the subordinated debentures exchanged. For closings under the exchange offers through June 30, 2004, the value of the beneficial conversion feature was $10.7 million. During fiscal 2004, amortization of $0.8 million was added to the $2.9 million of cash dividends declared resulting in a total charge to the income statement of $3.7 million. The offset to the charge to the income statement for the amortization of the beneficial conversion feature is recorded to additional paid in capital. For closings under the exchange offers through August 23, 2004, the value of the beneficial conversion feature was $11.3 million. Amortization of the total value of the beneficial conversion feature will be $3.6 million in fiscal 2005, $3.8 million in fiscal 2006 and $3.0 million for fiscal 2007.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

11. STOCKHOLDERS' EQUITY (CONTINUED)

RESTRICTED SHARES GRANTED

The Company entered into an employment agreement dated December 24, 2003 with an experienced industry professional who directs the wholesale business for the Company. The employment agreement provided for this executive to receive an award of 200,000 restricted shares (220,000 shares after the effect of subsequent stock dividends) of the Company's common stock. The vesting of these restricted shares is subject to the executive achieving performance targets for the wholesale business and vesting with respect to 110,000 of such shares occurred as of June 30, 2004. The restricted shares were issued from the Company's treasury stock with an average cost of $12.69 per share. The market price of the Company's common stock on June 30, 2004 was $4.50 per common share and was used to record unearned compensation on the restricted shares. Unearned compensation will be adjusted as the Company's common stock price changes and will be expensed over the vesting period of the restricted stock.

EMPLOYEE STOCK GRANT PROGRAM

On May 28, 2004, the Board of Directors approved a stock award of 136,850 shares to full-time employees who were hired on or before May 28, 2004. This stock award recognized employees for their contributions during the period of business strategy adjustments. The shares were issued from the Company's treasury stock, which had an average cost of $12.69 per share. The market price of the Company's common stock on May 28, 2004 was $3.29 per common share and was used to record compensation expense on the number of common shares awarded.

OTHER

On May 13, 2004, the Board of Directors declared a 10% stock dividend payable June 8, 2004 to common shareholders of record on May 25, 2004. In conjunction with the Board's resolution, all outstanding stock options and related exercise prices were adjusted. Accordingly, all outstanding common shares, earnings per common share, average common share and stock option amounts presented have been adjusted to reflect the effect of this stock dividend. Amounts presented for fiscal 2002 have been similarly adjusted for the effect of a 10% stock dividend declared on August 21, 2002, which was paid on September 13, 2002 to common shareholders of record on September 3, 2002.

The Company paid no cash dividends on its common stock during the year ended June 30, 2004. Cash dividends of $0.291 and $0.255 were paid in the years ended June 30, 2003 and 2002, respectively.

In May 2002 the Company registered 484,000 shares of its common stock for use in a dividend reinvestment plan. The dividend reinvestment plan was terminated as of June 30, 2003 with an aggregate of 9,699 shares having been issued under the plan. The dividend reinvestment plan was intended to allow shareholders to purchase the Company's common stock with dividend payments from their existing common stock holdings.

In December 2003, the Company's shareholders approved an increase in the number of shares of authorized common stock from 9.0 million shares to 209.0 million shares and authorized preferred stock from 3.0 million shares to 203.0 million shares.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

11. STOCKHOLDERS' EQUITY (CONTINUED)

OTHER (CONTINUED)

In December 2003 and June 2004, the Company's shareholders also approved the issuance of shares of the Series A preferred stock in connection with the Company's two exchange offers and shares of common stock upon the conversion of the Series A preferred stock.

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

12. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution plan, which was established in 1995, available to all employees who have been with the Company for one-month and have reached the age of 21. Employees may generally contribute up to 15% of their earnings each year, subject to IRS imposed limitations. For participants with one or more years of service, the Company, at its discretion, may match up to 25% of the first 5% of earnings contributed by the employee, and may match an additional 25% of the first 5% of earnings contributed by the employee in Company stock. The Company's contribution was $276 thousand, $417 thousand and $350 thousand for the years ended June 30, 2004, 2003 and 2002, respectively.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

13. STOCK OPTION AND STOCK INCENTIVE PLANS

The Amended and Restated 1999 Stock Option Plan of the Company ("1999 Plan") is available for the grant to officers, other key employees, directors and important consultants of the Company of options to purchase shares of the Company's common stock. The 1999 Plan was approved by the Company's stockholders. Options granted under the 1999 Plan to officers, other key employees and important consultants of the Company are granted at or above the market price of the Company's stock on the date of grant and generally expire five to ten years from the date of grant. Options granted under the 1999 Plan to non-employee directors are granted at or above the market price of the Company's stock on the date of grant and generally expire three to ten years from the date of grant. Options granted under the 1999 Plan may be fully exercisable when granted or may become fully exercisable only upon the continued employment of the optionee for a specified period of time, only upon the achievement of specified performance goals, or only upon the occurrence of both events. At June 30, 2004, options had been granted for all shares of the Company's common stock previously authorized by the Company's stockholders for issuance under the 1999 Plan and options for the purchase of an additional 104,328 shares of the Company's common stock had been granted subject to approval by the Company's stockholders at the Annual Meeting of Stockholders scheduled to be held December 29, 2004 of a proposal to increase the number of shares authorized for issuance under the 1999 Plan. At June 30, 2004 options granted under the Company's Amended and Restated 1993 Stock Option Plan ("1993 Plan") and the Company's 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan") were also outstanding but both the 1993 Plan and 1995 Plan have expired and no further grants can be made under them.

A summary of key employee stock option activity for the years ended June 30, 2004, 2003 and 2002 follows. Stock option activity has been retroactively adjusted for the effect of the stock dividends described in Note 11.

                                                                          WEIGHTED-AVERAGE
                                                   NUMBER OF SHARES        EXERCISE PRICE
                                               -------------------------------------------
Options outstanding, June 30, 2001                   610,064               $        10.58
Options granted                                      121,342                        11.64
Options exercised                                       (133)                        9.77
Options canceled                                     (67,471)                        6.65
                                               ------------------------------------------
Options outstanding, June 30, 2002                   663,802                        10.86
Options granted                                        6,600                        12.27
Options exercised                                     (4,400)                        4.60
Options canceled                                     (45,611)                       13.10
                                               ------------------------------------------
Options outstanding, June 30, 2003                   620,391                        10.72
Options granted                                      553,849                         3.66
Options canceled                                    (244,407)                       10.99
                                               ------------------------------------------
Options outstanding, June 30, 2004                   929,833               $         6.44
                                               ==========================================

A summary of non-employee director stock option activity for the three years ended June 30, 2004, 2003 and 2002 follows. Stock option activity has been retroactively adjusted for the effect of the stock dividends described in
Note 11.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

13. STOCK OPTION AND STOCK INCENTIVE PLANS (CONTINUED)

                                                                          WEIGHTED-AVERAGE
                                                   NUMBER OF SHARES        EXERCISE PRICE
                                               -------------------------------------------

Options outstanding, June 30, 2001                   258,214               $         6.94
Options granted                                       65,340                        12.70
Options canceled                                     (27,951)                       10.74
                                               ------------------------------------------
Options outstanding, June 30, 2002                   295,603                         7.85
Options exercised                                    (96,784)                        6.70
Options canceled                                     (13,310)                        9.77
                                               ------------------------------------------
Options outstanding, June 30, 2003                   185,509                         8.41
Options canceled                                     (49,632)                        8.11
                                               ------------------------------------------
Options outstanding, June 30, 2004                   135,877               $         8.52
                                               ==========================================

The Company accounts for stock options issued under these plans using the intrinsic value method except for performance based stock options, which are accounted for as variable stock options. See Note 1 for more detail.

The weighted-average fair value of options granted during the fiscal years ended June 30, 2004, 2003 and 2002 were $1.98, $7.00 and $5.85, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  JUNE 30,
                                  2004              2003              2002
                            --------------------------------------------------

Expected volatility               70%               65%               50%
Expected life                    8 YRS.            8 yrs.            8 yrs.
Risk-free interest rate      3.38% - 4.56%      3.3% - 3.8%       3.4% - 5.3%

The following tables summarize information about stock options outstanding under these plans at June 30, 2004:

                                   OPTIONS OUTSTANDING
------------------------------------------------------------------------------------------
                                                    WEIGHTED
                                                    REMAINING              WEIGHTED-
  RANGE OF EXERCISE                             CONTRACTUAL LIFE        AVERAGE EXERCISE
  PRICES OF OPTIONS       NUMBER OF SHARES          IN YEARS                 PRICE
------------------------------------------------------------------------------------------
$     3.09 to 5.12            681,673                 8.3                 $   3.72
     9.77 to 11.45            208,485                 5.7                    10.23
    12.26 to 14.31            141,598                 2.1                    13.48
    15.65 to 16.82             33,954                 3.8                    16.38
                            ---------
                            1,065,710                 6.8                     6.69
                            =========

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

13. STOCK OPTION AND STOCK INCENTIVE PLANS (CONTINUED)

                                   OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------
                                                    WEIGHTED
                                                    REMAINING              WEIGHTED-
  RANGE OF EXERCISE                             CONTRACTUAL LIFE        AVERAGE EXERCISE
  PRICES OF OPTIONS       NUMBER OF SHARES          IN YEARS                 PRICE
------------------------------------------------------------------------------------------
$     3.09 to 5.12            127,626                 2.9                 $   3.94
     9.77 to 11.45            148,336                 5.3                    10.08
    12.26 to 14.31            136,522                 1.9                    13.51
    15.65 to 16.82             33,116                 3.8                    16.40
                              -------
                              445,600                 3.5                     9.84
                              =======

In fiscal 2002 the Board of Directors adopted, and the shareholders approved, a stock incentive plan. The stock incentive plan provides for awards to officers and other employees of the Company in the form of the Company's common stock. Awards made pursuant to this plan are under the direction of the Compensation Committee of the Board of Directors and are dependent on the Company, and individuals receiving the grant, achieving certain goals developed by the Compensation Committee. The vesting schedule for awards under this plan, if any, are set by the Compensation Committee at time of grant. The total number of shares authorized to be granted under the Stock Incentive Plan are 177,622 shares. The number of shares issuable can be adjusted, however, in the event of a reorganization, recapitalization, stock split, stock dividend, merger, consolidation or other change in the corporate structure of the Company.

On October 15, 2002, 27,899 shares were granted at a price of $10.05 per share and 10,876 shares were granted on October 17, 2002 at $10.43 per share to officers and employees under this plan. On May 28, 2004, 136,850 shares were granted at a price of $3.29 per share to officers and employees under this plan.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

14. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                          YEAR ENDED JUNE 30,
                                                2004              2003              2002
                                            ------------------------------------------------
CURRENT
   Federal                                  $      2,370       $         9        $    1,455
   State                                             150               400               250
                                            ------------------------------------------------
                                                   2,520               409             1,705
                                            ------------------------------------------------
DEFERRED
   Federal                                       (65,289)          (19,377)            3,986
   State                                          (5,525)             (150)                -
                                            ------------------------------------------------
                                                 (70,814)          (19,527)            3,986
                                            ------------------------------------------------
Total provision for income taxes            $    (68,294)      $   (19,118)       $    5,691
                                            ================================================

There were $4.4 million in federal tax benefits from the utilization of net operating loss carry forwards in the year ended June 30, 2003 while there were no tax benefits from the utilization of net operating loss carry forwards in the year ended June 30, 2004.

The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of the following (in thousands):

                                                          JUNE 30,
                                                  2004                  2003
                                             ----------------------------------

Deferred income tax assets:
Allowance for credit losses                  $          529         $       997
Net operating loss carryforwards                    139,088              72,581
Other                                                11,237              14,544
                                             ----------------------------------
                                                    150,854              88,122

Less valuation allowance                             33,394              36,830
                                             ----------------------------------

                                                    117,460              51,292
                                             ----------------------------------

Deferred income tax liabilities:
Interest-only strips and other receivables           58,327              68,328
                                             ----------------------------------
                                                     58,327              68,328
                                             ----------------------------------
Net deferred income tax (asset) liability    $      (59,133)        $    17,036
                                             ==================================

The Company's net deferred income tax position changed from a liability of $17.0 million at June 30, 2003 to an asset of $59.1 million at June 30, 2004. This change from a liability position is the result of recording $68.3 million of federal and state income tax benefits on the Company's pre-tax loss for the year ended June 30, 2004. These federal and state income tax benefits will be realized against anticipated future years' state and federal taxable income. Factors which were considered in determining that it is more likely than not the Company will realize this deferred tax asset included: (i) the circumstances producing the losses for the fourth quarter of fiscal 2003 and the year ended June 30, 2004; (ii) the Company's historical profitability prior to the fourth

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

14. INCOME TAXES (CONTINUED)

quarter of fiscal 2003; (iii) the anticipated impact that the Company's adjusted business strategy will have on producing more currently taxable income than its previous business strategy produced due to higher loan originations and shifting from securitizations to whole loan sales; (iv) the achievability of anticipated levels of future taxable income under the Company's adjusted business strategy; and (v) the likely utilization of its net operating loss carryforwards. Additionally, the Company considers tax-planning strategies it can use to increase the likelihood that the deferred income tax asset will be realized.

The valuation allowance represents the income tax effect of state net operating loss carry forwards less an amount of $5.4 million which it has been determined that it is more likely than not the Company will utilize in the next three years. This $5.4 million benefit will depend on future taxable income from operations and the implementation of state tax planning. The changes in the Company's business strategy from primarily securitizations to a combination of whole loan sales and smaller securitizations will result in a quicker recognition and a higher level of taxable income.

The Company's net operating loss federal tax benefit of $100.3 million will likewise depend on future taxable income from operations in addition to the reversal of timing differences principally related to existing securitization assets with full net operating loss utilization primarily within two years.

A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows (in thousands):

                                                               YEAR ENDED JUNE 30,
                                                     2004              2003             2002
                                                 -----------------------------------------------
Federal income tax at statutory rates            $    (62,903)     $    (17,157)    $      4,742
Nondeductible items                                        35                85               65
Other, net                                             (5,426)           (2,046)             884
                                                 -----------------------------------------------
                                                 $    (68,294)     $    (19,118)    $      5,691
                                                 ===============================================

For financial tax reporting, the Company had a pre-tax loss of $179.7 million on which a benefit of $68.3 million was recorded. The Company has net Federal operating loss carry forwards aggregating approximately $286.6 million available to reduce future Federal income taxes as of June 30, 2004 which will begin to expire in 2019. The Company has net state operating losses of $145.7 million as of June 30, 2004 which will expire in 20 years. In addition the other category includes a $5.4 million state tax benefit which will be utilized within three years.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

15. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

As of June 30, 2004, the Company leases property under noncancelable operating leases requiring minimum annual rentals as follows (in thousands):

                   Year ending June 30,

                            2005                  $  5,940
                            2006                     5,612
                            2007                     5,605
                            2008                     5,695
                            2009                     5,867
                            Thereafter              27,883
                                                  --------
                                                  $ 56,602
                                                  ========

Rent expense for leased property was $5.6 million, $5.1 million and $4.9 million, respectively, for the years ended June 30, 2004, 2003, and 2002.

EMPLOYMENT AGREEMENTS

In January 1997, the Company entered into employment agreements with three current executives (which have subsequently been amended with respect to two of the executives) pursuant to which the three executives are entitled to initial, collective, annual base salary of $625 thousand, automatic annual increases in salary for increases in the Consumer Price Index and additional discretionary merit increases in salary. The agreements with two of the executives provide for annual cash bonuses of up to 225% of the executive's annual salary based on the achievement of performance goals established annually by the Company's Board of Directors. The agreement with the third executive provides for his participation in the cash bonus plan of the Company on terms established by the Company's Board of Directors and the Board currently provides for this executive to receive an annual cash bonus of up to 50% of his annual salary, with the specific amount set at the discretion of the Chairman. For two of the executives, the agreements terminate upon the earlier of (i) the executive's death, permanent disability, termination of employment for cause, voluntary resignation or 70th birthday; (ii) five years from any anniversary date of the agreements, or (iii) five years from the date of any notice to the executive of the Company's intention to terminate the agreement without cause. The agreement for the third executive terminates upon the earlier of (i) the executive's death, permanent disability, termination of employment for cause, voluntary resignation or 70th birthday; (ii) three years from any anniversary date of the agreements, (iii) three years from the date of any notice to the executive of the Company's intention to terminate the agreement without cause, or (iv) under certain circumstances, delivery of notice of termination without cause and payment of a lump sum equal to one year's salary. In the event of a "change in control," as defined in the agreements, two of the executives are entitled to receive a cash payment equal to 299% of their average annual compensation over the five calendar years preceding the change in control and the third executive is entitled to receive the same payment but only if he is terminated in connection with the change in control.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS (CONTINUED)

In 1999, the Company entered into an employment agreement with an executive which terminated in July 2003. This agreement provided for the executive to receive an initial annual base salary of $335 thousand, subject to annual increases at the discretion of the Chairman, and an annual cash bonus of up to 50% of the executive's annual base salary upon the achievement of certain performance goals.

In 1999, the Company entered into an employment arrangement with a current executive which, as subsequently amended, entitles the executive to receive an initial annual base salary of $275 thousand and an annual cash bonus of up to 50% of the executive's annual base salary upon the achievement of certain performance goals. In 1999, the Company entered into an agreement with this executive which entitles this executive to receive: (i) one year's base salary if terminated for any reason other than for cause as defined in the agreement;
(ii) to a severance payment equal to two times the executive's highest annual base salary and bonus earned within a specified period if (A) the executive's employment is terminated due to a change in control of the Company, or (B) the executive resigns due to circumstances specified in the agreement within twenty-four months of a change in control of the Company.

In 1999, the Company entered into an agreement with a current executive which entitles the executive, in the event the executive is terminated other than for cause within one year of a change in control, to receive a lump sum payment determined by adding together the highest annual salary and highest annual cash bonus received by the executive within the time periods specified in the agreement and multiplying the resulting sum by a fraction, the denominator of which is 365 and the numerator of which is the number of days the executive remained employed following the change in control. In 2004, the Company entered into an agreement with this same executive which provides for an annual base salary of $300,000, subject to annual increases at the discretion of the Chief Executive Officer and Compensation Committee of the Board, an annual bonus in accordance with the terms of the Management Incentive Plan of up to 50% of salary, and stock option grants in accordance with the Company's stock option plans. This agreement also provides that if at any time the executive is terminated without "cause" (as defined in the agreement), executive is entitled to receive in twelve equal monthly installments an amount equal to the highest annual salary received by the executive during the twelve month period prior to the date of termination plus the highest annual bonus paid to the executive during the five fiscal year period prior to the date of termination. Additionally, this agreement provides that if, within one year of a "change of control" (as defined in the agreement), the executive loses his position with the Company as set forth in the agreement, then he is entitled to receive a lump sum payment of the same aggregate amount he would be entitled to receive following any termination of his employment without cause. This executive's 2004 agreement with the Company superceded his 1999 agreement with the Company.

In December 2003, the Company entered into an employment agreement with a current executive which entitles the executive to receive salary at the annual rate of $420,000 and a monthly cash bonus for each month that wholesale originations (as defined in the agreement) exceed $200 million, with such monthly bonus determined by multiplying 0.0005 times the amount of wholesale originations in excess of $200 million, up to an excess of $200 million, and adding $15,000 to such product if wholesale originations in the relevant month exceed $400 million. The employment agreement provided for an award to the executive of 200,000 shares (220,000 shares after adjustment for a subsequent stock dividend) of the Company's common stock subject to transfer restrictions and forfeiture until achievement of performance goals set forth in the employment agreement and a restricted stock agreement entered into simultaneously with the employment agreement. The performance goal with respect to 100,000 shares (110,000 shares after adjustment for a subsequent stock dividend) was satisfied June 30, 2004.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

PERIODIC ADVANCE GUARANTEES

As the servicer of securitized loans, the Company is obligated to advance interest payments for delinquent loans if it deems that the advances will ultimately be recoverable. These advances can first be made out of funds available in a trust's collection account. If the funds available from the trust's collection account are insufficient to make the required interest advances, then the Company is required to make the advance from its operating cash. The advances made from a trust's collection account, if not recovered from the borrower or proceeds from the liquidation of the loan, require reimbursement from the Company. However, the Company can recover any advances the Company makes from its operating cash from the subsequent month's mortgage loan payments to the applicable trust prior to any distributions to the certificate holders.

The Company adopted FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" on a prospective basis for guarantees that are issued or modified after December 31, 2002. Based on the requirements of this guidance, the Company is carrying on its balance sheet a $0.7 million liability for its obligations to the ABFS 2003-1 securitization trust, which was created in March 2003. This liability represents its estimate of the fair value of periodic interest advances that the Company as servicer of the securitized loans, is obligated to pay to the trust on behalf of delinquent loans. The fair value of the liability was estimated based on an analysis of historical periodic interest advances and recoveries from securitization trusts.

RECOURSE ON WHOLE LOAN SALES

The Company's whole loan sale agreements with purchasers may include recourse provisions obligating it to repurchase loans at the sales price in the event of unfavorable delinquency performance on the loans sold or to refund premiums if a sold loan prepays. The duration of these obligations typically ranges from 60 days to one year from the date of the loan sale. Premium refund obligations typically decline monthly over the obligation period. The Company reserves for these premium obligations at the time of sale through an expense charge against the gain on sale. The amount of the reserve is calculated based on the expected near term delinquency and prepayment performance of the sold loans and the premiums received at the time of sale. At June 30, 2004, the reserve for repurchase and payoff obligations of premiums received, included in miscellaneous liabilities on the balance sheet, was $307 thousand.

The following table details as of June 30, 2004, the aggregate principal balance of loans which the Company has sold with recourse that are still subject to recourse provisions and the quarter during which its recourse obligations on those loans mature (dollars in thousands):

                                            PRINCIPAL
          QUARTER ENDED                      BALANCE
          -------------                     ---------
          September 30, 2004                $ 443,306
          December 31, 2004                    73,512
          March 31, 2005                        4,346
          June 30, 2005                       102,827
                                            ---------
                                            $ 623,991
                                            =========

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER

State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. As a result of these initiatives, the Company is unable to predict whether state, local or federal authorities will require changes in the Company's lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on the Company's profitability. The Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by the Company's subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although the Company believes that these fees were fair and in compliance with applicable federal and state laws, in April 2002, the Company agreed to reimburse borrowers approximately $221,000 with respect to a particular fee paid by borrowers from January 1, 1999 to mid-February 2001 and to reimburse the Commonwealth of Pennsylvania $50,000 for their costs of investigation and for future public protection purposes. The Company discontinued charging this particular fee in mid-February 2001. The Company has satisfied the monetary commitments and obligations to the Pennsylvania Attorney General. The reserve, which the Company previously established, was adequate to cover the resolution of this matter. By way of further example, on December 22, 2003, the Company entered into a Joint Agreement with the Civil Division of the U.S. Attorney's Office for the Eastern District of Pennsylvania, which ended the inquiry by the U.S. Attorney initiated pursuant to the civil subpoena dated May 14, 2003. The U.S. Attorney's inquiry focused on the Company's forbearance policies, primarily on its practice of requesting a borrower who entered into forbearance agreement to execute a deed in lieu of foreclosure. In response to the inquiry and as part of the Joint Agreement, the Company, among other things, has adopted a revised forbearance policy, which became effective on November 19, 2003 and agreed to make an $80 thousand contribution to one or more housing counseling organizations approved by the U.S. Department of Housing and Urban Development. The Company does not believe that the Joint Agreement with the U.S. Attorney has had a significant impact on its operations. As a result of these initiatives, the Company is unable to predict whether state, local or federal authorities will require changes in the Company's lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on the Company's profitability.

16. LEGAL PROCEEDINGS

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

16. LEGAL PROCEEDINGS (CONTINUED)

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

In addition, from time to time, the Company is involved as plaintiff or defendant in various other legal proceedings arising in the normal course of its business. While the Company cannot predict the ultimate outcome of these various legal proceedings, management believes that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or cash flow and liquidity.

17. OTHER LITIGATION - SECURITIES CLASS ACTION LAWSUITS AND SHAREHOLDER DERIVATIVE ACTION.

In January and February of 2004, four class action lawsuits were filed against the Company and certain of its officers and directors. Lead plaintiffs and counsel were appointed on June 3, 2004. A consolidated amended class action complaint that supersedes these four complaints was filed on August 19, 2004 in the United States District Court for the Eastern District of Pennsylvania.

The consolidated amended class action complaint brings claims on behalf of a class of all purchasers of the Company's common stock for a proposed class period of January 27, 2000 through June 26, 2003. The consolidated complaint names the Company, its director and Chief Executive Officer, Anthony Santilli, its Chief Financial Officer, Albert Mandia, and former director, Richard Kaufman, as defendants and alleges that the Company and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint alleges that, during the applicable class period, the Company's forbearance and deferment practices enabled it to, among other things, lower its delinquency rates to facilitate the securitization of its loans which purportedly allowed the Company to collect interest income from its securitized loans and inflate its financial results and market price of its common stock. The consolidated amended class action complaint seeks unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief.

On March 15, 2004, a shareholder derivative action was filed against the Company, as a nominal defendant, and its director and Chief Executive Officer, Anthony Santilli, its Chief Financial Officer, Albert Mandia, its directors, Messrs. Becker, DeLuca and Sussman, and its former director, Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The lawsuit was brought nominally on behalf of the Company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the consolidated amended complaint filed in the putative consolidated securities class action.

Procedurally, these lawsuits are in a very preliminary stage. The Company believes that it has several defenses to the claims raised by these lawsuits and intends to vigorously defend the lawsuits. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of its control, the Company is currently unable to predict the ultimate outcome of this litigation or its impact on its financial position, results of operations or cash flows.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

18. RELATED PARTY TRANSACTIONS

The Company has a loan receivable from an officer of the Company for $600 thousand, which was an advance for the exercise of stock options to purchase 272,264 shares of the Company's common stock in 1995. The loan is due in September 2005 (earlier if the stock is disposed of). Interest at 6.46% is payable annually. The loan is secured by 272,264 shares of the Company's stock, and is shown as a reduction of stockholders' equity on the accompanying balance sheet.

In February 2003, the Company awarded 2,000 shares (2,200 shares after the effect of subsequent stock dividends) of its common stock to each of two newly appointed members of its Board of Directors.

The Company currently employs members of the immediate family of one of its directors (who is also an executive officer) and one of its executive officers (such director and executive officer are married to each other) in various officer and non-officer positions and currently employs a member of the immediate family of another executive officer in a non-officer position. The Company previously employed one member of the immediate family of one non-employee director, one non-director executive office, and the director and executive officer referred to in the previous sentence. The Company believes that the salaries paid to these individuals have been and are competitive with salaries paid to other employees in similar positions within the Company and in its industry.

The Company has had, but does not currently have, a business relationship with members of the immediate family of the director and executive officer referred to in the first sentence of the previous paragraph pursuant to which the Company purchased appraisal services, office equipment and real estate advisory services. These related party transactions were not individually or collectively material to the Company's results of operations. A business owned by a family member of the director and executive officer referred to above is listed on an approved appraiser list for the Company's subsidiaries and as such is eligible to be chosen by mortgage applicants for appraisal services in connection with a loan transaction with the Company's lending subsidiaries.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the carrying amounts and fair value estimates of financial instruments recorded on the Company's financial statements at June 30, 2004 and 2003 (in thousands):

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

19. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                  JUNE 30, 2004                   JUNE 30, 2003
                                             -----------------------         -----------------------
                                             CARRYING                        CARRYING
                                              VALUE       FAIR VALUE           VALUE      FAIR VALUE
                                             --------     ----------         ---------    ----------
ASSETS
Cash and cash equivalents                    $    910     $      910         $  36,590    $   36,590
Restricted cash                                13,307         13,307            10,885        10,885
Loans available for sale                      304,275        309,039           263,419       296,346
Interest-only strips                          459,086        459,086           598,278       598,278
Servicing rights                               73,738         78,884           119,291       119,291
Investments held to maturity                      839            839               881           946

LIABILITIES
Subordinated debentures, senior
    collateralized subordinated notes,
    warehouse lines and notes payable        $847,448      $ 846,238         $ 932,456    $  931,302


The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

       CASH AND CASH EQUIVALENTS - For these short-term instruments, the carrying amount approximates fair value.

       RESTRICTED CASH - For these short-term instruments, the carrying amount approximates fair value.

       LOANS AVAILABLE FOR SALE - Fair value is determined by reference to recent sales and securitizations.

       INTEREST-ONLY STRIPS - Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and credit loss rates of the underlying loans and leases.

       SERVICING RIGHTS - Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates of the underlying loans and leases.

       INVESTMENTS HELD TO MATURITY - Represent mortgage loan backed securities retained in securitizations. Fair value for June 30, 2004 was equal to the investments' cost basis which was recovered in cash received in July 2004 due to the clean-up call and collapse of the securitization trust that had issued these investments. Fair value for June 30, 2003 was determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and credit loss rates of the underlying loans and pass through investment certificate interest rates of current securitizations.

       SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES, WAREHOUSE LINES AND NOTES PAYABLE - The fair value of fixed debt is estimated using the rates currently available to the Company for debt of similar terms.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

19. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying value of mortgage backed securities retained in securitizations, which were held-to-maturity investment securities were as follows (in thousands):


                                     GROSS            GROSS
                    AMORTIZED      UNREALIZED      UNREALIZED
                      COST           GAINS           LOSSES        FAIR VALUE
                    ---------------------------------------------------------

JUNE 30, 2004        $  839          $    -           $  -         $   839

June 30, 2003        $  881          $   65           $  -         $   946

These mortgage backed securities were repaid in July 2004.

20. DERIVATIVE FINANCIAL INSTRUMENTS

On July 1, 2000, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative financial instruments and hedging activities. The following disclosures summarize the Company's accounting and reporting for derivative financial instruments qualifying and classified as hedging activities and derivative financial instruments classified as trading activities.

HEDGE ACCOUNTING

RELATED TO LOANS EXPECTED TO BE SOLD THROUGH SECURITIZATIONS. Derivative contracts may be specifically designated as hedges of mortgage loans, which the Company expects to be included in a term securitization at a future date. At June 30, 2004 and 2003, the Company did not have any outstanding derivative financial instruments designated as hedges of mortgage loans expected to be sold through securitization.

RELATED TO LOANS EXPECTED TO BE SOLD THROUGH WHOLE LOAN SALE TRANSACTIONS. The Company may utilize derivative financial instruments in an attempt to mitigate the effect of changes in market interest rates between the date loans are originated at fixed interest rates and the date that the loans will be sold in a whole loan sale. The Company may hedge the effect of changes in market interest rates with forward sale agreements, Eurodollar futures, forward starting interest rate swaps, forward treasury

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

20. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

sales or derivative contracts of similar underlying securities.

In March 2004, the Company entered into a forward sale agreement providing for the sale of $300.0 million of home mortgage loans and business purpose loans at a price of 104.4%. The Company sold loans under this commitment in the amount of $224.0 million during the month of March 2004 and $51.6 million during the month of April 2004, satisfying its commitment under this forward sale agreement, and recognizing net gains of $8.4 million.

In May 2004, the Company entered into a forward sale agreement providing for the sale of $175.0 million of home mortgage loans at a price of 101.6%. The Company sold loans under this commitment in the amount of $92.9 million during the month of May 2004 and $67.5 million during the month of June 2004, satisfying its commitment under this forward sale agreement, and recognizing net gains of $1.8 million on the loans sold in the quarter ended June 30, 2004.

On June 28, 2004, the Company entered into a forward sale agreement providing for the sale of $275.0 million of home mortgage loans at a price of 101.5%. The Company expects to satisfy this commitment during July and August 2004 with loans recorded on its balance sheet at June 30, 2004. No gains or losses were recognized on this forward sale agreement at June 30, 2004.

DISQUALIFIED HEDGING RELATIONSHIP IN FISCAL 2003. The securitization market was not available to the Company in the fourth quarter of fiscal 2003. As a result, the Company realized that the expected high correlation between the changes in the fair values of derivatives designated as a hedge of mortgage loans previously expected to be securitized would not be achieved, and it discontinued hedge accounting for $170.0 million of forward starting interest rate swaps. Losses of $4.0 million on these $170.0 million of interest rate swaps were charged to the Statement of Income in the fourth quarter of fiscal 2003. An offsetting increase of $3.7 million in the value of the hedged mortgage loans was also recorded in the Statement of Income, representing the change in fair value of the loans for the hedged risk until the date that the Company learned that the securitization market was not available. The $170.0 million of interest rate swaps were reclassified as trading contracts.

SUMMARY OF HEDGE ACCCOUNTING. The Company recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedging transactions for the years ended June 30, 2004, 2003 and 2002. Ineffectiveness related to qualified hedging relationships during each period was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

20. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                                     YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                               2004        2003       2002
                                                             --------    -------    --------
Gains and losses on derivatives recorded in
     securitization gains and offset by gains and losses
     recorded on loan securitizations:
Losses on derivative financial instruments                   $    --     $(3,806)   $ (9,401)

Recorded in gains and losses on derivative financial
     instruments:
Gains (losses) on derivative financial instruments           $ 1,157     $(7,037)   $     --
Gains (losses) on hedged loans                               $(2,283)    $ 6,160    $     --

Amount settled in cash - received (paid)                     $   656     $(5,041)   $ (9,401)

At June 30, 2004 and 2003, the notional amounts of forward sale agreements, Eurodollar futures contracts and forward starting interest rate swap contracts accounted for as hedges and unrealized gains and losses recorded as assets or liabilities on the balance sheet were as follows (in thousands):

                                                       JUNE 30, 2004                      JUNE 30, 2003
                                                ----------------------------       ---------------------------
                                                NOTIONAL          UNREALIZED       NOTIONAL         UNREALIZED
                                                 AMOUNT             (LOSS)          AMOUNT            (LOSS)
                                                --------          ----------       --------         ----------
     Forward loan sale agreement                $ 275,000          $     --        $ 275,000         $     --
     Eurodollar futures contracts               $  27,962          $   (103)       $      --         $     --
     Forward starting interest rate swaps       $      --          $     --        $      --         $ (6,776)(a)

-----------
(a) Represents the liability carried on the balance sheet at June 30, 2003 for previously recorded losses not settled in cash by June 30, 2003.

The sensitivity of the Eurodollar futures contracts classified as fair value hedges as of June 30, 2004 to a 0.1% change in market interest rates is $9 thousand.

TRADE ACCOUNTING

Generally, the Company does not enter into derivative financial instrument contracts for trading purposes. However, the Company has entered into derivative financial instrument contracts, which have not been designated as hedges in accordance with SFAS No. 133 and were therefore accounted for as trading assets or liabilities.

RELATED TO LOANS EXPECTED TO BE SOLD THROUGH SECURITIZATIONS. During fiscal 2003, the Company used interest rate swap contracts to protect the future securitization spreads on loans in its pipeline. The Company believed there was a greater chance that market interest rates that would be obtained on the subsequent securitization of these loans would increase rather than decline, and chose to

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

20. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

protect the spread that could be earned in the event of rising rates.

However due to a decline in market interest rates during the period the derivative contracts were used to manage interest rate risk on loans in the pipeline, the Company recorded losses on forward starting interest rate swap contracts during the fiscal year ended June 30, 2003. The losses are summarized in the table below. During the year ended June 30, 2004, the Company did not utilize derivative financial instruments to protect future securitization spreads on loans in its pipeline.

RELATED TO LOANS EXPECTED TO BE SOLD THROUGH WHOLE LOAN SALE TRANSACTIONS. During fiscal 2004 and 2003, the Company used Eurodollar futures contracts or interest rate swap contracts to manage interest rate risk on loans in its pipeline or loans expected to be sold in whole loan sale transactions.

Forward starting interest rate swap contracts with a notional amount of $170.0 million were carried over from a fiscal 2003 disqualified hedging relationship. These forward starting interest rate swap contracts were used to manage the effect of changes in market interest rates on the fair value of fixed-rate mortgage loans that were sold in the first quarter of fiscal 2004 and the contracts were closed in that quarter. The Company had elected not to designate these derivative contracts as an accounting hedge.

SUMMARY OF TRADING ACTIVITY. The following gains and losses were recorded on the fair value of derivative financial instruments classified as trading for the years ended June 30, 2004 and 2003. There were no derivative contracts classified as trading for the year ended June 30, 2002 except those noted below to manage the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. (in thousands):

                                                                             YEAR ENDED JUNE 30,
                                                                         ---------------------------
                                                                            2004             2003
                                                                         -----------     -----------
        Trading gains(losses) on Eurodollar futures contracts:
        Related to loan pipeline                                         $   (1,425)     $        --

        Trading gains (losses) on forward starting interest rate swaps:
        Related to loan pipeline                                         $       --      $    (3,796)
        Related to whole loan sales                                      $    5,097      $       441

        Amount settled in cash - (paid)                                  $   (1,187)     $    (2,671)

At June 30, 2004 and 2003, outstanding Eurodollar futures contracts or forward starting interest rate swap contracts used to manage interest rate risk on loans in the Company's pipeline or loans expected to be sold in whole loan sale transactions and the associated unrealized gains and losses recorded as assets and liabilities on the balance sheet are summarized in the table below. (in thousands):

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

20. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                       JUNE 30, 2004                      JUNE 30, 2003
                                                ----------------------------       ---------------------------
                                                NOTIONAL          UNREALIZED       NOTIONAL         UNREALIZED
                                                 AMOUNT             (LOSS)          AMOUNT             GAIN
                                                --------          ----------       --------         ----------
Eurodollar futures contracts                    $ 202,038          $   (851)       $      --         $     --
Forward starting interest rate swaps            $      --          $     --        $ 170,000         $    441


The sensitivity of the Eurodollar futures contracts held as trading as of June 30, 2004 to a 0.1% change in market interest rates is $66 thousand.

RELATED TO INTEREST-ONLY STRIPS. The Company had an interest rate swap contract, which was not designated as an accounting hedge, designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. This contract matured in April 2004. Unrealized gains and losses on the interest rate swap contract were due to changes in the interest rate swap yield curve during the periods the contract was in place. Net gains and losses on this interest rate swap contract included the amount of cash settlement with the contract counter party each period. Net gains and losses recorded on this interest rate swap contract for the fiscal years ended June 30, 2004, 2003 and 2002 were as follows (in thousands):

                                                                                YEAR ENDED JUNE 30,
                                                                          ---------------------------------
                                                                           2004          2003         2002
                                                                          -----        -------       ------
     Unrealized gain (loss) on interest rate swap contract                $ 335        $   127       $ (460)
     Cash interest received (paid) on interest rate swap contract          (307)        (1,038)        (266)
                                                                          -----        -------       ------
     Net gain (loss) on interest rate swap contract                       $  28        $  (911)      $ (726)
                                                                          ======       =======       ======

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

21. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                                                           YEAR ENDED JUNE 30,
                                                    2004             2003          2002
                                                 -----------------------------------------
                                                   (in thousands except per share data)
(Numerator)
EARNINGS (LOSS)
Net income (loss) attributable to common
   shares                                        $  (115,146)     $  (29,902)    $   7,859
                                                 =========================================
(Denominator)
Average Common Shares:
   Average common shares outstanding                   3,380           3,210         3,227
   Average potentially dilutive shares                    (A)             (B)          244
                                                 -----------------------------------------
   Average common and potentially dilutive
      shares                                           3,380           3,210         3,471
                                                 =========================================

Earnings (loss) per common share:
   Basic:                                        $    (34.07)     $     (9.32)   $    2.44
   Diluted:                                      $    (34.07)     $     (9.32)   $    2.26

(a) 3,238,634 shares anti-dilutive in fiscal year 2004.
(b) 135,708 shares anti-dilutive in fiscal year 2003.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

22. SEGMENT INFORMATION

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

The Treasury and Funding segment offers the Company's subordinated debenture securities pursuant to a registered public offering and obtains other sources of funding for the Company's general operating and lending activities.

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

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

22. SEGMENT INFORMATION (CONTINUED)

                                                                       YEAR ENDED JUNE 30, 2004
                                      ------------------------------------------------------------------------------------------
                                         LOAN        TREASURY AND                                   RECONCILING
                                      ORIGINATION       FUNDING        SERVICING      ALL OTHER        ITEMS        CONSOLIDATED
                                      ------------------------------------------------------------------------------------------
                                                                            (in thousands)
External revenues:
     Gain on sale of loans:
      Securitizations                  $  15,107      $        -       $        -     $        -    $         -     $     15,107
      Whole loan sales
                                          18,725               -                -              -              -           18,725
    Interest income                       11,975              61              493         40,548              -           53,077
    Non-interest income                    3,875               2           44,266            746        (38,726)          10,163
Inter-segment revenues                         -          61,788                -         45,005       (106,793)               -
Operating expenses:
    Interest expense                      23,090          63,961             (877)        43,752        (61,788)          68,138
    Non-interest expense                  69,733           9,922           36,821         38,592              -          155,068
    Depreciation and amortization          2,264              68              851          3,955              -            7,138
    Interest-only strips valuation
      adjustment                               -               -                -         46,450              -           46,450
Inter-segment expense                     83,731               -                -              -        (83,731)               -
Income tax expense (benefit)             (49,072)         (4,598)           3,026        (17,650)             -          (68,294)
                                       -----------------------------------------------------------------------------------------

Income (loss) before dividends on
      preferred stock                  $ (80,064)     $   (7,502)      $    4,938     $  (28,800)   $         -     $   (111,428)
                                       =========================================================================================
Segment assets                         $ 379,179      $  239,889       $   76,724     $  502,534    $  (155,456)    $  1,042,870
                                       =========================================================================================

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

22. SEGMENT INFORMATION (CONTINUED)

                                                                       YEAR ENDED JUNE 30, 2003
                                      ------------------------------------------------------------------------------------------
                                         LOAN        TREASURY AND                                   RECONCILING
                                      ORIGINATION       FUNDING        SERVICING      ALL OTHER        ITEMS        CONSOLIDATED
                                      ------------------------------------------------------------------------------------------
                                                                            (in thousands)
External revenues:
     Gain on sale of loans:
      Securitizations                  $ 170,950      $        -       $        -     $        -    $         -     $    170,950
      Whole loan sales
                                             655               -                -              -              -              655
    Interest income                        8,463             422              762         48,195              -           57,842
    Non-interest income                    8,385               4           45,480            (90)       (41,820)          11,959
Inter-segment revenues                         -          75,422                -         63,259       (138,681)               -
Operating expenses:
    Interest expense                      20,324          66,526            2,467         54,203        (75,422)          68,098
    Non-interest expense                  65,599           7,379           42,542         52,978              -          168,498
    Depreciation and amortization          3,189             108            1,168          4,183              -            8,648
    Interest-only strips valuation
      adjustment                               -               -                -         45,182              -           45,182
Inter-segment expense                    105,079               -                -              -       (105,079)               -
Income tax expense (benefit)              (2,238)            716               25        (17,621)             -          (19,118)
                                       -----------------------------------------------------------------------------------------

Income (loss) before dividends
      on preferred stock               $  (3,500)     $    1,119       $       40     $    (27,561) $         -     $    (29,902)
                                       =========================================================================================
Segment assets                         $ 346,434      $  156,082       $  111,254     $  642,150    $   (96,569)    $  1,159,351
                                       =========================================================================================

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

22. SEGMENT INFORMATION (CONTINUED)

                                                                       YEAR ENDED JUNE 30, 2002
                                      ------------------------------------------------------------------------------------------
                                         LOAN        TREASURY AND                                   RECONCILING
                                      ORIGINATION       FUNDING        SERVICING      ALL OTHER        ITEMS        CONSOLIDATED
                                      ------------------------------------------------------------------------------------------
                                                                            (in thousands)
External revenues:
    Gain on sale of loans and leases
      Securitizations                  $ 185,580      $        -       $        -     $        -    $         -     $    185,580
      Whole loan sales                     2,448               -                -              -              -            2,448
    Interest income                        6,486             998            1,309         36,099              -           44,892
    Non-interest income                    8,377               1           35,387            923        (29,707)          14,981
Inter-segment revenues                         -          70,586                -         70,368       (140,954)               -
Operating expenses:
    Interest expense                      21,299          67,256              298         50,416        (70,586)          68,683
    Non-interest expense                  40,793          10,041           31,375         54,489              -          136,698
    Depreciation and amortization          3,195             142            1,095          2,485              -            6,917
    Interest-only strips valuation
      adjustment                               -               -                -         22,053              -           22,053
Inter-segment expense                    100,075               -                -              -       (100,075)               -
Income tax expense (benefit)              15,762          (2,459)           1,650         (9,262)             -            5,691
                                       -----------------------------------------------------------------------------------------

Income (loss) before dividends
      on preferred stock               $  21,767      $   (3,395)      $    2,278     $  (12,791)   $         -     $      7,859
                                       =========================================================================================
Segment assets                         $  87,495      $  202,621       $  124,914     $  549,472    $   (88,127)    $    876,375
                                       =========================================================================================

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

23. QUARTERLY DATA STATEMENT (UNAUDITED)

The interim financial statements below contain all adjustments (consisting of normal recurring accruals and the elimination of intercompany balances) necessary in management's opinion for a fair presentation of financial position and results of operations. The following tables summarize financial data by quarters (in thousands, except per share amounts):

                                                            FISCAL 2004 QUARTER ENDED
                                         -----------------------------------------------------------------
                                          JUNE 30,         MARCH 31,       DECEMBER 31,      SEPTEMBER 30,
                                         -----------------------------------------------------------------
REVENUES
Gain on sale of loans:
     Securitizations                     $       -         $       -        $   14,308        $      799
     Whole sale loans                        6,394             9,332                78             2,921
Interest and fees                            6,042             4,870             2,167             4,653
Interest accretion on interest-only
    strips                                   9,234             9,605            10,228            11,109
Servicing income                             1,040             1,283             1,809               718
Other income                                     2               478                 1                 1
                                         ---------------------------------------------------------------
Total revenues                              22,712            25,568            28,591            20,201

Total expenses (a)                          69,336            76,262            68,627            62,569
                                         ---------------------------------------------------------------

Income (loss) before provision for
    income tax expense                     (46,624)          (50,694)          (40,036)          (42,368)
Provision for income tax expense
    (benefit)                              (17,717)          (19,263)          (15,214)          (16,100)
                                         ---------------------------------------------------------------

Income (loss) before dividends on
    preferred Stock                        (28,907)          (31,431)          (24,822)         (26,268)
Dividends on preferred Stock                 1,967             1,751                 -                 -
                                         ---------------------------------------------------------------

Net income (loss) attributable to
    common stock                         $ (30,874)        $ (33,182)       $  (24,822)       $  (26,268)
                                         ===============================================================

Earnings (loss) per common share:
    Basic                                $   (8.81)        $   (9.57)       $    (7.59)       $    (8.10)
    Diluted                              $   (8.81)        $   (9.57)       $    (7.59)       $    (8.10)

(a) Includes pre-tax adjustments to the fair value of securitization assets of $8.6 million, $15.1 million, $12.0 million and $10.8 million for the quarters ended June 30, March 31, December 31 and September 30, respectively.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

23. QUARTERLY DATA STATEMENT (UNAUDITED) (CONTINUED)

                                                            FISCAL 2003 QUARTER ENDED
                                         -----------------------------------------------------------------
                                          JUNE 30,         MARCH 31,       DECEMBER 31,      SEPTEMBER 30,
                                         -----------------------------------------------------------------
REVENUES
Gain on sale of loans:
     Securitizations                     $     556         $  54,504        $   57,879        $   58,011
     Whole sale loans                          626                (4)               (2)               35
Interest and fees                            6,002             4,665             4,595             4,133
Interest accretion on interest-only
    strips                                  12,986            12,114            11,500            10,747
Servicing income                               382               486               644             1,537
Other income                                     3                 1                 2                 4
                                         ---------------------------------------------------------------
Total revenues                              20,555            71,766            74,618            74,467

Total expenses (a)                          76,383            71,737            70,979            71,327
                                         ---------------------------------------------------------------

Income (loss) before provision for
    income tax expense                     (55,828)               29             3,639             3,140
Provision for income tax expense
    (benefit)                              (21,773)             (192)            1,528             1,319
                                         ---------------------------------------------------------------

Net income (loss) attributable to
    common stock                         $ (34,055)        $     221        $    2,111        $    1,821
                                         ===============================================================

Earnings (loss) per common share:
    Basic                                $  (10.62)        $    0.07        $     0.72        $     0.64
    Diluted                              $  (10.62)        $    0.06        $     0.69        $     0.61

(a) Includes pre-tax adjustments to the fair value of securitization assets of $11.8 million, $10.7 million, $10.6 million and $12.1 million for the quarters ended June 30, March 31, December 31 and September 30, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

         There has been no changes in internal control over financial reporting ("Internal Control") during the quarter covered by this report that have materially affected or which are reasonably likely to materially affect Internal Controls.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be included in Item 10 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

         For information regarding our executive officers, see "1. Business -- Executive Officers Who Are Not Also Directors."

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

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2004, our officers, directors and greater than 10% beneficial owners have complied with all Section 16(a) filing requirements, except that Messrs. Becker and Epstein filed late one Form 4.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

         The Board of Directors adopted the Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer (i.e., principal executive officer), Chief Financial Officer (i.e., principal financial officer), principal accounting officer, controller and any other person performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is attached to this Form 10-K as Exhibit 14.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required to be included in Item 11 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2004 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS

         The information required to be included in Item 12 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement, for our 2004 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

         The following table details information regarding our existing equity compensation plans as of June 30, 2004 (all share information has been adjusted to reflect all stock dividends):

                                                 Number of                             Number of securities
                                                 securities                            remaining available for
                                              issued or to be      Weighted-average   future issuance under
                                                issued upon          exercise          equity compensation
                                                exercise of          price of            plans (excluding
                                                outstanding         outstanding      securities reflected in
                                                  options             options              column (a))
 PLAN CATEGORY:                                      (a)                 (b)                    (c)
 --------------                               -----------------    --------------    -------------------------
Equity compensation plans approved by
   security holders
    Stock Option Plans......................           961,382(1)        $ 7.08                       --
    Restricted Stock Plan...................           175,625(2)            --                    1,997(3)
Equity compensation plans not approved
   by security holders
    Stock Option Plans......................           104,328(4)        $ 3.16                       --
    Restricted Stock Grants.................           224,400(5)            --                       --
                                                     ---------                                    ------

Total....................................            1,465,735                                     1,997
                                                     =========                                    ======


------------
(1) Includes options granted pursuant to the Amended and Restated 1993 Stock Option Plan ("1993 Plan"), the 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan"), and the Amended and Restated 1999 Stock Option Plan ("1999 Plan"). Excludes all expired or terminated options under all stock plans. No further options will be granted under the 1993 Plan or 1995 Plan, which have expired except for terms governing the administration of outstanding options. We intend for further options to be granted under the 1999 Plan, provided stockholders approve a proposal to increase the number of shares of common stock authorized for issuance under the 1999 Plan at the next Annual Meeting of Stockholders (the "1999 Plan Proposal"). Does not include 38,444 shares of common stock issued under, and held as of June 30, 2004 by, the American Business Credit, Inc. 401(k) Plan.

(2)      Common stock awarded under the 2001 Stock Incentive Plan.

(3) Common stock remaining available for awards under the 2001 Stock Incentive Plan.

(4) Consists entirely of common stock issuable upon the exercise of the following stock options which were granted under the 1999 Plan subject to stockholder approval of the 1999 Plan Proposal: options for 54,999 shares at an exercise price of $3.40 per share; options for 22,000 shares at an exercise price of $3.33 per share; and options for 27,329 shares at an exercise price of $3.17 per share.

 (5) Includes grants of 2,000 shares (2,200 shares after the effect of stock dividends) of common stock issued to each of Warren E. Palitz, a current director, and Jeffrey S. Steinberg, a former director, in consideration for their board service. Also includes 200,000 shares (220,000 shares after the effect of stock dividends) granted to Mr. Epstein, Managing Director of the National Wholesale Residential Mortgage Division, subject to forfeiture and performance-based vesting requirements pursuant to Mr. Epstein's employment agreement. One-hundred thousand (100,000) of these shares (110,000 shares after the effect of stock dividends) have vested and are no longer subject to forfeiture.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be included in Item 13 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required to be included in Item 14 of Part III of this Form 10-K incorporates by reference certain information from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
       3.1          Amended and Restated Certificate of Incorporation.
                    (Incorporated by reference from Appendix A to the
                    Registrant's Definitive Proxy Statement for its 2003 Annual
                    Meeting of Stockholders filed December 11, 2003).

       3.2          Certificate of Designation, Preferences and Rights of Series
                    A Convertible Preferred Stock. (Incorporated by reference from Appendix B to the Registrant's Definitive Proxy
                    Statement for its 2003 Annual Meeting of Stockholders filed
                    December 11, 2003).

       3.3          Amended and Restated Bylaws. (Incorporated by reference from
                    Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated September 17, 2004).

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

       4.5 Form of Unsecured Investment Note (Incorporated by reference from Exhibit 4.5 of the 1997 Form SB-2).

       4.6          Form of Indenture by and between ABFS and First Trust,
                    National Association, a national banking association.
                    (Incorporated by reference from Exhibit 4.4 of the Registration Statement on Form SB-2 filed May 23, 1997,
                    Registration Number 333-24115).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
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

       4.15         Form of Indenture by and between ABFS and U.S. Bank National
                    Association. (Incorporated by reference from Exhibit 4.15 of Registrant's Registration Statement on Form S-2, No.
                    333-90366, filed on June 12, 2002)

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


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
       4.18         Form of Investment Note. (Incorporated by reference from
                    Exhibit 4.18 of Registrant's Registration Statement on Form
                    S-2, No. 333-106476, filed on June 25, 2003).

       4.19         Indenture dated December 31, 2003 by and between ABFS and
                    U.S. Bank National Association as Trustee. (Incorporated by reference from Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2003, filed on February 27, 2004).

       4.20         Form of Senior Collateralized Subordinated Note.
                    (Incorporated by reference from Exhibit T3E-5 of Registrant's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3, filed on December 1, 2003).

       4.21         Form of Indenture by and between ABFS and U.S. Bank National
                    Association. (Incorporated by reference from Exhibit T3C of Registrant's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3, filed on May 14, 2004).

       4.22         Form of Senior Collateralized Subordinated Note.
                    (Incorporated by reference from Exhibit T3E-5 of Registrant's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3, filed on May 14, 2004).

       10.1 Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of the Registrant's Quarterly
                    Report on Form 10-QSB from the quarter ended September 30, 1997, filed on November 14, 1997 (the "09/30/97 Form
                    10-QSB")). **

       10.2         Stock Option Award Agreement (Incorporated by reference from
                    Exhibit 10.1 of the Registrant's Registration Statement on
                    Form S-11 filed on February 26, 1993, Registration No.
                    33-59042 (the "Form S-11")). **

       10.3         1995 Stock Option Plan for Non-Employee Directors
                    (Incorporated by reference from Exhibit 10.6 of the Amendment No. 1 to the Registrant's 1996 Form SB-2 filed on
                    February 4, 1997 Registration No. 333-18919 (the "Amendment
                    No. 1 to the 1996 Form SB-2")). **

       10.4         Form of Option Award Agreement for Non-Employee Directors
                    Plan for Formula Awards (Incorporated by reference from Exhibit 10.13 of the Registrant's Annual Report on Form
                    10-KSB for the period ended June 30, 1996, filed on September 27, 1996 (the "1996 Form 10-KSB")). **

       10.5 1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit
                    10.1 of the Registrant's 09/30/97 Form 10-QSB). **


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
       10.6         Lease dated January 7, 1994 by and between TCW Realty Fund
                    IV Pennsylvania Trust and ABFS (Incorporated by reference
                    from Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2 filed on March 15, 1994, File No. 33-76390).

       10.7         First Amendment to Agreement of Lease by and between TCW
                    Realty Fund IV Pennsylvania Trust and ABFS dated October 24,
                    1994. (Incorporated by reference from Exhibit 10.9 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 (the "1995 Form 10-KSB")).

       10.8         Second Amendment to Agreement of Lease by and between TCW
                    Realty Fund IV Pennsylvania Trust and ABFS dated December
                    23, 1994 (Incorporated by reference from Exhibit 10.10 of the Registrant's 1995 Form 10-KSB).

       10.9         Third Amendment to Lease between TCW Realty Fund IV
                    Pennsylvania Trust and ABFS dated July 25, 1995
                    (Incorporated by reference from Exhibit 10.11 of the Registrant's 1995 Form 10-KSB).

      10.10         Promissory Note of Anthony J. Santilli and Stock Pledge
                    Agreement dated September 29, 1995 (Incorporated by reference from Exhibit 10.14 of the Registrant's 1995 Form
                    SB-2).

      10.11         Form of Employment Agreement with Anthony J. Santilli,
                    Beverly Santilli and Jeffrey M. Ruben (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the Registrant's 1996 Form SB-2). **

      10.12         Amendment One to Anthony J. Santilli's Employment Agreement
                    (Incorporated by reference from Exhibit 10.3 of the Registrant's 09/30/97 Form 10-QSB). **

      10.13         Amendment One to Beverly Santilli's Employment Agreement
                    (Incorporated by reference from Exhibit 10.4 of the Registrant's 09/30/97 Form 10-QSB). **

      10.14         Management Incentive Plan (Incorporated by reference from
                    Exhibit 10.16 of the Registrant's 1996 Form SB-2). **

      10.15         Form of Option Award Agreement for Non-Employee Directors
                    Plan for Non-Formula Awards (Incorporated by reference from Exhibit 10.18 of the Amendment No. 1 to the Registrant's
                    1996 Form SB-2). **

      10.16 Form of Sales and Contribution Agreement related to the Company's loan securitizations dated May 1, 1996 and September 27, 1996 (Incorporated by reference from Exhibit
                    4.1 of the Registrant's 03/31/95 Form 10-QSB).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.17         Form of Indenture related to the Company's loan
                    securitizations dated March 1, 2000, June 1, 2000, September
                    1, 2000, December 1, 2000, September 1, 2001 and December 1,
                    2001. (Incorporated by reference from Exhibit 10.18 to the
                    Registrant's Registration Statement on Form S-2 filed June
                    14, 2001, Registration No. 333-63014 (the "2001 Form S-2")).

      10.18         Form of Unaffiliated Seller's Agreement related to the
                    Company's loan securitizations dated March 1, 2000, June 1,
                    2000, September 1, 2000, December 1, 2000, September 1, 2001 and December 1, 2001. (Incorporated by reference from Exhibit 10.19 to the Registrant's 2001 Form S-2).

      10.19         Fourth Amendment to Lease between TCW Realty Fund IV
                    Pennsylvania Trust and ABFS dated April 9, 1996
                    (Incorporated by reference from Exhibit 10.22 to the Amendment No. 1 to the Registrant's 1997 Form SB-2).

      10.20         Fifth Amendment to Lease between TCW Realty Fund IV
                    Pennsylvania Trust and ABFS dated October 8, 1996
                    (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the Registrant's 1997 Form SB-2).

      10.21         Sixth Amendment to Lease between TCW Realty Fund IV
                    Pennsylvania Trust and ABFS dated March 31, 1997
                    (Incorporated by reference from Exhibit 10.24 to the Amendment No. 1 to the Registrant's 1997 Form SB-2).

      10.22         Standard Form of Office Lease and Rider to Lease dated April
                    2, 1993 by and between 5 Becker Farm Associates and NJMIC
                    (Incorporated by reference from Exhibit 10.29 of Post-Effective Amendment No. 1 to the Registrant's
                    Registration Statement on Form SB-2, filed on January 22,
                    1998, Registration No. 333-2445).

      10.23         First Amendment of Lease by and between 5 Becker Farm
                    Associates and NJMIC dated July 27, 1994 (Incorporated by reference from Exhibit 10.30 of Post-Effective Amendment No.
                    1 to the Registrant's Registration Statement on Form SB-2, filed on January 22, 1998, Registration No. 333-2445).

      10.24 Form of Indenture related to the lease-backed securitizations among ABFS Equipment Contract Trust 1998-A,
                    American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1998 and among ABFS Equipment Contract Trust
                    1999-A, American Business Leasing, Inc. and The Chase
                    Manhattan Bank dated June 1, 1999. (Incorporated by reference from Exhibit 10.39 of Registrant's Registration
                    Statement on Form S-2, No. 333-63859, filed on September 21,
                    1998).

      10.25 Form of Receivables Sale Agreement related to the lease-backed securitizations ABFS Equipment Contract Trust
                    1998-A, dated June 1, 1998, and ABFS Equipment Contract
                    Trust 1999-A, dated June 1, 1999. (Incorporated by reference from Exhibit 10.34 of the Registrant's 2001 Form S-2).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.26         Form of Unaffiliated Seller's Agreement related to the
                    Company's home equity loan securitizations dated March 27,
                    1997, September 29, 1997, February 1, 1998, June 1, 1998,
                    and September 1, 1998 (Incorporated by reference from
                    Exhibit 10.40 of Registrant's Registration Statement on Form
                    S-2, No. 333-63859, filed September 21, 1998).

      10.27         Lease Agreement dated August 30, 1999 related to One
                    Presidential Boulevard, Bala Cynwyd, Pennsylvania
                    (Incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999 (the
                    "09/30/99 Form 10-Q")).

      10.28         Employment Agreement between American Business Financial
                    Services, Inc. and Albert Mandia (Incorporated by reference from Exhibit 10.2 of the Registrant's 09/30/99 Form 10-Q).
                    **

      10.29         Change in Control Agreement between American Business
                    Financial Services, Inc. and Albert Mandia (Incorporated by reference from Exhibit 10.3 of the Registrant's 09/30/99
                    Form 10-Q). **

      10.30         American Business Financial Services, Inc. Amended and
                    Restated 1999 Stock Option Plan (Incorporated by reference from Exhibit 10.4 of the Registrant's Quarterly Report on
                    Form 10-Q from the quarter ended September 30, 2001 filed on November 14, 2001). **

      10.31 Sale and Servicing Agreement, dated as of March 1, 2000, by and among Prudential Securities Secured Financing
                    Corporation, ABFS Mortgage Loan Trust 2000-1, Chase Bank of
                    Texas, N.A., as collateral agent, The Chase Manhattan Bank, as indenture trustee and American Business Credit, Inc., as Servicer (Incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 12, 2000).

      10.32         Warehousing Credit and Security Agreement dated as of May 5,
                    2000 between New Jersey Mortgage and Investment Corp.,
                    American Business Credit, Inc., HomeAmerican Credit, Inc.
                    d/b/a Upland Mortgage and Residential Funding Corporation.
                    (Incorporated by reference from Exhibit 10.63 of the Registrant's Registration Statement on Form S-2, No.
                    333-40248, filed on June 27, 2000).

      10.33         Indenture dated as of July 6, 2000 between ABFS Mortgage
                    Loan Warehouse Trust 2000-2 and The Chase Manhattan Bank.
                    (Incorporated by reference from Exhibit 10.65 of the Registrant's 2000 Form 10-K).

      10.34         Employment Agreement by and between American Business
                    Financial Services, Inc. and Milton Riseman (Incorporated by reference from Exhibit 10.66 of the Registrant's 2000 Form
                    10-K). **


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.35         Sale and Servicing Agreement, dated as of March 1, 2001, by and among ABFS OSO, Inc., a Delaware corporation, as the
                    Depositor, American Business Credit, Inc., a Pennsylvania
                    corporation, HomeAmerican Credit, Inc., d/b/a Upland
                    Mortgage, a Pennsylvania corporation, and American Business
                    Mortgage Services, Inc., a New Jersey corporation, as the
                    Originators, American Business Financial Services Inc., a
                    Delaware corporation, as the Guarantor, ABFS Mortgage Loan
                    Warehouse Trust 2001-1, a Delaware business trust, as the
                    Trust, American Business Credit, Inc., a Pennsylvania
                    corporation, as the Servicer, EMC Mortgage Corporation, a
                    Delaware corporation, as the Back-up Servicer, and The Chase
                    Manhattan Bank, a New York banking corporation, as the
                    Indenture Trustee and the Collateral Agent. (Incorporated by
                    reference from Exhibit 10.72 of Registrant's Post-Effective
                    Amendment No. One to the Registrant's Registration Statement
                    on Form S-2, No. 333-40248, filed April 5, 2001 (the
                    "Amendment to the 2001 Form S-2")).

      10.36         Indenture, dated as of March 1, 2001, by and among Triple-A
                    One Funding Corporation, a Delaware corporation, as the Initial Purchaser, ABFS Mortgage Loan Warehouse Trust
                    2001-1, a Delaware statutory business trust, and its successors and assigns, as the Trust or the Issuer, The
                    Chase Manhattan Bank, a New York banking corporation, and its successors, as the Indenture Trustee, and American
                    Business Financial Services, Inc., as the Guarantor.
                    (Incorporated by reference from Exhibit 10.73 of the Registrant's Amendment to the 2001 Form S-2).

      10.37         Insurance and Reimbursement Agreement, dated as of March 28,
                    2001, among MBIA Insurance Corporation, a New York stock insurance company, ABFS Mortgage Loan Warehouse Trust
                    2001-1, a Delaware business trust, as the Trust, ABFS OSO, Inc., a Delaware corporation, as the Depositor, American
                    Business Credit, Inc., a Pennsylvania corporation, as the Originator and the Servicer, HomeAmerican Credit, Inc., a
                    Pennsylvania corporation, d/b/a Upland Mortgage, as the Originator, American Business Mortgage Services, Inc., a New
                    Jersey corporation, as the Originator, American Business
                    Financial Services, Inc., a Delaware corporation, as the Guarantor, The Chase Manhattan Bank, as the Indenture
                    Trustee, and Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser. (Incorporated by reference from Exhibit 10.74 of the Registrant's Amendment to the 2001 Form S-2).

      10.38         Pooling and Servicing Agreement, relating to ABFS Mortgage
                    Loan Trust 2001-1, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a
                    Pennsylvania corporation, as the Servicer, and The Chase
                    Manhattan Bank, a New York banking corporation, as the Trustee. (Incorporated by reference from Exhibit 10.75 of the Registrant's Amendment to the 2001 Form S-2).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.39         Unaffiliated Seller's Agreement, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I, Inc., a Delaware corporation, and its successors and assigns, as the
                    Depositor, ABFS 2001-1, Inc., a Delaware corporation, and
                    its successors, as the Unaffiliated Seller, American
                    Business Credit, Inc., a Pennsylvania corporation,
                    HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a
                    Pennsylvania corporation, and American Business Mortgage
                    Services Inc., a New Jersey corporation, as the Originators.
                    (Incorporated by reference from Exhibit 10.76 of the
                    Registrant's Amendment to the 2001 Form S-2).

      10.40 Amended and Restated Sale and Servicing Agreement dated as of June 28, 2001 by and among ABFS Greenmont, Inc., as
                    Depositor, HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. f/k/a New
                    Jersey Mortgage and Investment Corp., as Originators and
                    Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as
                    Trust, American Business Credit, Inc., as an Originator and
                    Servicer, American Business Financial Services, Inc., as
                    Sponsor and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent. (Incorporated by reference from Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed on September
                    28, 2001).

      10.41         Letter Agreement dated July 1, 2000 between ABFS and Albert
                    W. Mandia. (Incorporated by reference from Exhibit 10.61 of
                    Amendment No. 1 to the Registrant's Registration Statement on Form S-2 filed on October 5, 2001). **

      10.42         American Business Financial Services, Inc. 2001 Stock
                    Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001
                    (the "September 2001 Form 10-Q")).**

      10.43         American Business Financial Services, Inc. 2001 Stock
                    Incentive Plan Restricted Stock Agreement. (Incorporated by reference from Exhibit 10.2 of the Registrant's September
                    2001 Form 10-Q).**

      10.44         American Business Financial Services, Inc. 2001 Executive
                    Management Incentive Plan. (Incorporated by reference from
                    Exhibit 10.3 of the Registrant's September 2001 Form
                    10-Q).**

      10.45         Master Repurchase Agreement between Credit Suisse First
                    Boston Mortgage Capital LLC and ABFS Repo 2001, Inc.
                    (Incorporated by reference from Exhibit 10.2 of the Registrant's December 2001 Form 10-Q).

      10.46 Master Contribution Agreement, dated as of November 16, 2001 by and between American Business Financial Services, Inc.
                    and ABFS Repo 2001, Inc. (Incorporated by reference from
                    Exhibit 10.3 of the Registrant's December 2001 Form 10-Q).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.47         Custodial Agreement dated as of November 16, 2001, by and
                    among ABFS Repo 2001, Inc., a Delaware corporation; American
                    Business Credit, Inc., a Pennsylvania corporation; JPMorgan
                    Chase Bank, a New York banking corporation; and Credit
                    Suisse First Boston Mortgage Capital LLC. (Incorporated by
                    reference from Exhibit 10.4 of the Registrant's December
                    2001 Form 10-Q).

      10.48 Guaranty, dated as of November 16, 2001, by and among American Business Financial Services, Inc., American
                    Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a
                    Upland Mortgage, American Business Mortgage Services, Inc.
                    and Credit Suisse First Boston Mortgage Capital LLC.
                    (Incorporated by reference from Exhibit 10.5 of the Registrant's December 2001 Form 10-Q).

      10.49         Amendment No. 1 to the Indenture dated March 1, 2001 among
                    Triple-A One Funding Corporation, ABFS Mortgage Loan
                    Warehouse Trust 2001-1 and JPMorgan Chase Bank.
                    (Incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (the "March 2002
                    Form 10-Q").

      10.50 Amendment No. 2 to the Sale and Servicing Agreement dated as of March 1, 2001 by and among ABFS OSO Inc., a Delaware corporation, as Depositor, ABFS Mortgage Loan Warehouse
                    Trust 2001-1, a Delaware business trust, as the Trust, American Business Financial Services, Inc., a Delaware corporation, as Guarantor, American Business Credit, Inc., a
                    Pennsylvania corporation, as Servicer, JPMorgan Chase Bank f/k/a The Chase Manhattan Bank, a New York banking corporation, as Indenture Trustee and as Collateral Agent and MBIA Insurance Corporation, a New York stock insurance company, as Note Insurer. (Incorporated by reference from Exhibit 10.2 of the Registrant's March 2002 Form 10-Q).

      10.51 3/02 Amended and Restated Senior Secured Credit Agreement dated as of March 15, 2002 among: American Business Credit,
                    Inc. and certain affiliates and JPMorgan Chase Bank, as Agent and as a Lender. (Incorporated by reference from Exhibit 10.3 of the Registrant's March 2002 Form 10-Q).

      10.52         $1.2 million Committed Line of Credit Note between American
                    Business Financial Services, Inc. and Firstrust Savings Bank dated January 18, 2002. (Incorporated by reference from Exhibit 10.4 of the Registrant's March 2002 Form 10-Q).

      10.53         American Business Financial Services, Inc. Dividend
                    Reinvestment and Stock Purchase Plan. (Incorporated by reference from Exhibit 10.1 of the Registrant's Registration
                    Statement on Form S-3, No. 333-87574, filed on May 3, 2002).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.54         Pooling and Servicing Agreement, relating to ABFS Mortgage
                    Loan Trust 2001-2, dated as of June 1, 2001, by and among
                    Bear Stearns Asset Backed Securities, Inc., a Delaware
                    corporation, American Business Credit, Inc., a Pennsylvania corporation, and The Chase Manhattan Bank, a New York
                    banking corporation. (Incorporated by reference from Exhibit
                    10.75 of the Registrant's Registration Statement on Form
                    S-2, No. 33-90366, filed on June 12, 2002 (the "2002 Form
                    S-2")).

      10.55 Unaffiliated Seller's Agreement, dated June 1, 2001 by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, ABFS 2001-2, Inc., a Delaware corporation,
                    American Business Credit, Inc., a Pennsylvania corporation,
                    HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a
                    Pennsylvania corporation, and American Business Mortgage
                    Services, Inc., a New Jersey corporation. (Incorporated by reference from Exhibit 10.76 of the Registrant's 2002 Form
                    S-2).

      10.56         Pooling and Servicing Agreement, relating to ABFS Mortgage
                    Loan Trust 2002-1, dated as of March 1, 2002, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation and JPMorgan Chase Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.77 of the Registrant's 2002 Form S-2).

      10.57 Unaffiliated Seller's Agreement, dated as of March 1, 2002 by and among Bear Stearns Asset Backed Securities, Inc., a
                    Delaware corporation, ABFS 2002-1, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland
                    Mortgage, a Pennsylvania corporation and American Business
                    Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.78 of the Registrant's 2002 Form S-2).

      10.58         Pooling and Services Agreement relating to ABFS Mortgage
                    Loan Trust 2002-2, dated as of June 1, 2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a
                    Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, and JP Morgan Chase Bank, a New
                    York corporation. (Incorporated by reference from Exhibit
                    10.79 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2002 filed on September 20, 2002 (the
                    "2002 Form 10-K")).

      10.59 Unaffiliated Seller's Agreement, dated as of June 1, 2002, by and among Credit Suisse First Boston Mortgage Securities
                    Corp., a Delaware corporation, ABFS 2002-2, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation, and HomeAmerican Credit Inc., d/b/a Upland
                    Mortgage, a Pennsylvania corporation, and American Business
                    Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.80 of the Registrant's 2002 Form 10-K).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.60         Indemnification Agreement dated June 21, 2002, by ABFS
                    2002-2, Inc., American Business Credit, Inc., HomeAmerican
                    Credit, Inc. and American Business Mortgage Services, Inc.
                    in favor of Credit Suisse First Boston Mortgage Securities
                    Corp. and Credit Suisse First Boston Corp. (Incorporated by
                    reference from Exhibit 10.81 of the Registrant's 2002 Form
                    10-K).

      10.61         First Amended and Restated Warehousing Credit and Security
                    Agreement between American Business Credit, Inc., a
                    Pennsylvania corporation, American Business Mortgage
                    Services, Inc., a New Jersey corporation, HomeAmerican
                    Credit, Inc., a Pennsylvania corporation, and Residential
                    Funding Corporation, a Delaware corporation dated as of July
                    1, 2002. (Incorporated by reference from Exhibit 10.82 of the Registrant's 2002 Form 10-K).

      10.62         Promissory Note between American Business Credit, Inc., a
                    Pennsylvania corporation, American Business Mortgage
                    Services, Inc., a New Jersey corporation, HomeAmerican
                    Credit, Inc., a Pennsylvania corporation, and Residential
                    Funding Corporation, a Delaware corporation dated July 1,
                    2002. (Incorporated by reference from Exhibit 10.83 of the Registrant's 2002 Form 10-K).

      10.63         Guaranty dated July 1, 2002 given by American Business
                    Financial Services, Inc., a Delaware corporation, to
                    Residential Funding Corporation, a Delaware corporation.
                    (Incorporated by reference from Exhibit 10.84 of the Registrant's 2002 Form 10-K).

      10.64 Office Lease Agreement, dated November 27, 2002 and Addendum to Office Lease, dated November 27, 2002 between the
                    Registrant and Wanamaker, LLC. (Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form
                    8-K, dated December 9, 2002, filed on December 27, 2002).

      10.65 Letter Agreement dated May 20, 2002 between the Registrant and the Commonwealth of Pennsylvania. (Incorporated by reference from Exhibit 10.2 of the Registrant's Current
                    Report on Form 8-K, dated December 9, 2002, filed on
                    December 27, 2002).

      10.66 Letter of Intent with PIDC Local Development Corporation dated December 3, 2002. (Incorporated by reference from Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated December 9, 2002, filed on December 27, 2002).

      10.67 Letter of Credit from JPMorgan Chase Bank for $6,000,000 provided as security for a lease for office space.
                    (Incorporated by reference from Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed on February 14, 2003 (the
                    "12/31/02 Form 10-Q")).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.68         12/02 Amendment to Senior Secured Credit Agreement for $50.0
                    million warehouse line, operating line and letter of credit with JPMorgan Chase. (Incorporated by reference from Exhibit
                    10.5 to the Registrant's 12/31/02 Form 10-Q).

      10.69         Lease between CWLT Roseland Exchange L.L.C., and American
                    Business Financial Services, Inc. for 105 Eisenhower
                    Parkway, Roseland, N.J. (the "Roseland Lease") (Incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003 (the "03/31/03 Form 10-Q")).

      10.70         Amendment No. 3 to Letter of Credit Agreement with JP Morgan
                    Chase (Incorporated by reference from Exhibit 10.1 to the Registrant's 03/31/03 Form 10-Q).

      10.71 First Amendment to the Roseland Lease (Incorporated by reference from Exhibit 10.3 of the Registrant's 03/31/03
                    Form 10-Q).

      10.72         Pooling And Servicing Agreement relating to ABFS Mortgage
                    Loan Trust 2002-3, dated as of September 1, 2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, and JPMorgan Chase Bank, a New
                    York banking corporation. (Incorporated by reference from Exhibit 10.93 of Registrant's Registration Statement on Form
                    S-2, No. 333-106476, filed on June 25, 2003 (the 06/25/03
                    Form S-2")).

      10.73         Unaffiliated Seller's Agreement, dated as of September 1,
                    2002, by and among Credit Suisse First Boston Mortgage
                    Securities Corp., a Delaware corporation, ABFS 2002-3, Inc., a Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a
                    Upland Mortgage, a Pennsylvania corporation, and American
                    Business Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.94 of Registrant's 06/25/03 Form S-2).

      10.74         Indemnification Agreement, dated September 23, 2002, by ABFS
                    2002-3, Inc., American Business Credit, Inc., HomeAmerican
                    Credit, Inc. d/b/a Upland Mortgage and American Business
                    Mortgage Services, Inc. in favor of Credit Suisse First
                    Boston Mortgage Securities Corp. and Credit Suisse First
                    Boston Corporation. (Incorporated by reference from Exhibit
                    10.95 of Registrant's 06/25/03 Form S-2).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.75         Unaffiliated Seller's Agreement, dated as of December 1,
                    2002, by and among Credit Suisse First Boston Mortgage
                    Securities Corp., a Delaware corporation, ABFS 2002-4, Inc., a Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a
                    Upland Mortgage, a Pennsylvania corporation, and American
                    Business Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.96 of
                    Registrant's 06/25/03 Form S-2).

      10.76         Pooling and Servicing Agreement relating to ABFS Mortgage
                    Loan Trust 2002-4, dated as of December 1, 2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, and JPMorgan Chase Bank, a New
                    York banking corporation. (Incorporated by reference from Exhibit 10.97 of Registrant's 06/25/03 Form S-2).

      10.77         Indemnification Agreement, dated December 18, 2002, by ABFS
                    2002-4, Inc., American Business Credit, Inc., HomeAmerican
                    Credit, Inc. d/b/a Upland Mortgage and American Business
                    Mortgage Services, Inc. in favor of Credit Suisse First
                    Boston Mortgage Securities Corp. and Credit Suisse First
                    Boston Corporation. (Incorporated by reference from Exhibit
                    10.98 of Registrant's 06/25/03 Form S-2).

      10.78 Unaffiliated Seller's Agreement, dated as of March 1, 2003, by and among Bear Stearns Asset Backed Securities, Inc., a
                    Delaware corporation, ABFS 2003-1, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland
                    Mortgage, a Pennsylvania corporation, and American Business
                    Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.99 of the Registrant's Annual Report on Form 10-K for the year ended
                    June 30, 2003, filed on September 29, 2003 (the "2003 Form
                    10-K")).

      10.79         Pooling and Servicing Agreement relating to ABFS Mortgage
                    Loan Trust 2003-1, dated as of March 1, 2003, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.100 of the Registrant's 2003 Form 10-K).

      10.80         Insurance and Indemnity Agreement, dated March 31, 2003, by
                    Radian Asset Assurance Inc., a New York stock insurance company, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland
                    Mortgage, American Business Mortgage Services, Inc., ABFS
                    2003-1, Inc., Bear Stearns Asset Backed Securities, Inc. and
                    JPMorgan Chase Bank. (Incorporated by reference from Exhibit
                    10.101 of the Registrant's 2003 Form 10-K).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.81         Amended and Restated Committed Line of Credit Note, dated
                    June 2, 2003, between American Business Financial Services,
                    Inc. and Firstrust Savings Bank. (Incorporated by reference from Exhibit 10.102 of the Registrant's 2003 Form 10-K).

      10.82 Amendment Number One to the Master Repurchase Agreement, dated November 13, 2002, between Credit Suisse First Boston
                    Mortgage Capital LLC and ABFS REPO 2001, Inc. (Incorporated by reference from Exhibit 10.103 of the Registrant's 2003
                    Form 10-K).

      10.83         3/31/03 Amendment to Senior Secured Credit Agreement, dated
                    March 31, 2003, among American Business Credit, Inc., a
                    Pennsylvania corporation, HomeAmerican Credit, Inc., a
                    Pennsylvania corporation, American Business Mortgage
                    Services, Inc., a New Jersey corporation, ABFS Residual
                    2002, Inc., American Business Financial Services, Inc., a
                    Delaware corporation, and JPMorgan Chase Bank and certain other lenders. (Incorporated by reference from Exhibit
                    10.104 of the Registrant's 2003 Form 10-K).

      10.84         12/02 Amendment to 3/02 Security Agreement - Residual
                    Interest Certificates, dated December 18, 2002, made by ABFS
                    Residual 2002, Inc., a Delaware corporation in favor of JPMorgan Chase Bank. (Incorporated by reference from Exhibit
                    10.105 of the Registrant's 2003 Form 10-K).

      10.85         Letter, dated August 21, 2003 from JPMorgan Chase Bank to
                    American Business Credit, Inc., HomeAmerican Credit, Inc.,
                    American Business Mortgage Services, Tiger Relocation
                    Company, ABFS Residual 2002, Inc. and American Business
                    Financial Services, Inc. regarding waiver of financial covenant in 3/02 Senior Secured Credit Agreement dated as of March 15, 2002. (Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K, File No.
                    0.22474 filed on September 25, 2003 (the "9/25/03 Form
                    8-K")).

      10.86 Mortgage Loan Purchase and Interim Servicing Agreement, dated July 22, 2003, among DLJ Mortgage Capital, Inc.,
                    American Business Credit, Inc., HomeAmerican Credit, Inc.
                    d/b/a Upland Mortgage and American Business Mortgage
                    Services, Inc. (Incorporated by reference from Exhibit
                    10.107 of the Registrant's 2003 Form 10-K).

      10.87 Mortgage Loan Purchase and Interim Servicing Agreement, dated as of June 30, 2003, among EMC Mortgage Corporation,
                    American Business Credit, Inc., HomeAmerican Credit, Inc.
                    d/b/a Upland Mortgage, and American Business Mortgage
                    Services, Inc. (Incorporated by reference from Exhibit
                    10.108 of the Registrant's 2003 Form 10-K).




      10.88         Waiver and Amendment Number Two to the Master Repurchase
                    Agreement between Credit Suisse First Boston Mortgage
                    Capital LLC and ABFS Repo 2001, Inc. dated August 20, 2003 and Letter dated as of August 20, 2003 from Credit Suisse
                    First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc.
                    (Incorporated by reference from Exhibit 10.2 of the Registrant's 9/25/03 Form 8-K).

      10.89 Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., ABFS
                    Mortgage Loan Warehouse Trust 2003-1, American Business
                    Credit, Inc., American Business Financial Services, Inc. and
                    JPMorgan Chase Bank. (Incorporated by reference from Exhibit
                    10.3 of the Registrant's 9/25/03 Form 8-K).

      10.90         Indenture, dated September 22, 2003 between ABFS Mortgage
                    Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as
                    Indenture Trustee, with Appendix I, Defined Terms.
                    (Incorporated by reference from Exhibit 10.4 of the Registrant's 9/25/03 Form 8-K).

      10.91 Trust Agreement, dated as of September 22, 2003, by and between ABFS BalaPointe, Inc., as Depositor and Wilmington
                    Trust Company, as Owner Trustee. (Incorporated by reference from Exhibit 10.5 of the Registrant's 9/25/03 Form 8-K).

      10.92         ABFS Mortgage Loan Warehouse Trust 2003-1 Secured Notes
                    Series 2003-1 Purchase Agreement. (Incorporated by reference from Exhibit 10.6 of the Registrant's 9/25/03 Form 8-K).

      10.93         Commitment letter dated September 22, 2003 addressed to
                    American Business Financial Services Inc. from Chrysalis
                    Warehouse Funding, LLC. (Incorporated by reference from
                    Exhibit 10.7 of the Registrant's 9/25/03 Form 8-K).

      10.94         Fee letter dated September 22, 2003 addressed to American
                    Business Financial Services, Inc. and Chrysalis Warehouse
                    Funding, LLC from Clearwing Capital, LLC. (Incorporated by reference from Exhibit 10.8 of the Registrant's 9/25/03 Form
                    8-K).

      10.95         Amendment to Senior Secured Agreement dated as of September
                    22, 2003 among American Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank and other parties thereto. (Incorporated by reference from Exhibit 10.9 of the Registrant's 9/25/03 Form 8-K).

      10.96         Waiver dated September 30, 2003 to Indenture, dated
                    September 22, 2003 between ABFS Mortgage Loan Warehouse
                    Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.13 of the Registrant's Current Report on From 8-K, filed on October
                    16, 2003 (the "10/16/03 Form 8-K")).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.97         First Amendment to First Amended and Restated Warehousing
                    Credit and Security Agreement, dated September 30, 2003,
                    between American Business Credit, Inc., American Business
                    Mortgage Services, Inc. and HomeAmerican Credit, Inc. and
                    Residential Funding Corporation. (Incorporated by reference from Exhibit 10.12 of the Registrant's 10/16/03 Form 8-K).

      10.98 Term-to-Term Servicing Agreement, Waiver and Consent dated as of September 30, 2003 between American Business Credit,
                    Inc., MBIA Insurance Corporation as Note Insurer and JP
                    Morgan Chase Bank as Trustee. (Incorporated by reference from Exhibit 10.14 of the Registrant's 10/16/03 Form 8-K).

      10.99 Extension of the Expiration Date dated September 30, 2003 under the Master Repurchase Agreement between Credit Suisse
                    First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc.
                    from Credit Suisse First Boston Mortgage Capital LLC to ABFS
                    Repo 2001, Inc. (Incorporated by reference from Exhibit
                    10.10 of the Registrant's 10/16/03 Form 8-K).

      10.100 Extension of the Expiration Date dated October 10, 2003 under the Master Repurchase Agreement between Credit Suisse
                    First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc.
                    from Credit Suisse First Boston Mortgage Capital LLC to ABFS
                    Repo 2001, Inc. (Incorporated by reference from Exhibit
                    10.11 of the Registrant's 10/16/03 Form 8-K).

      10.101        Waiver dated October 3, 2003 to Indenture dated September
                    22, 2003 between ABFS Mortgage Loan Warehouse Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.8 of the Registrant's 10/16/03 Form 8-K).

      10.102        Master Loan and Security Agreement dated as of October 14,
                    2003 between ABFS Warehouse Trust 2003-2 and Chrysalis
                    Warehouse Funding, LLC. (Incorporated by reference from
                    Exhibit 10.1 of the Registrant's 10/16/03 Form 8-K).

      10.103 Asset Purchase Agreement dated as of October 14, 2003 between ABFS Warehouse Trust 2003-1 and ABFS Warehouse Trust
                    2003-2. (Incorporated by reference from Exhibit 10.2 of the Registrant's 10/16/03 Form 8-K).

      10.104        Asset Purchase Agreement dated as of October 14, 2003 among
                    HomeAmerican Credit, Inc., d/b/a Upland Mortgage, American
                    Business Mortgage Services, Inc., and American Business
                    Credit, Inc., as Sellers and ABFS Warehouse Trust 2003-1, as
                    Purchaser. (Incorporated by reference from Exhibit 10.3 of the Registrant's 10/16/03 Form 8-K).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.105        Amended and Restated Trust Agreement between HomeAmerican
                    Credit, Inc., American Business Mortgage Services, Inc., as
                    Depositors, and American Business Credit, Inc., ABFS
                    Consolidated Holdings, Inc., as IOS Depositor and Wilmington
                    Trust Company, as Owner Trustee. (Incorporated by reference from Exhibit 10.4 of the Registrant's 10/16/03 Form 8-K).

      10.106        Trust Agreement between ABFS Warehouse Trust 2003-1 and
                    Wilmington Trust Company. (Incorporated by reference from
                    Exhibit 10.5 of the Registrant's 10/16/03 Form 8-K).

      10.107        Fee and Right of First Refusal Letter addressed to ABFS
                    Warehouse Trust 2003-1, ABFS Warehouse Trust 2003-2,
                    American Business Financial Services, Inc. and its subsidiaries from Clearwing Capital, LLC. (Incorporated by reference from Exhibit 10.7 of the Registrant's 10/16/03
                    Form 8-K).

      10.108        Waiver dated as of October 8, 2003 to Indenture dated
                    September 22, 2003 between ABFS Mortgage Loan Warehouse
                    Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.9 of the Registrant's 10/16/03 Form 8-K).

      10.109 Pledge and Security Agreement dated as of October 14, 2003 between ABFS Warehouse Trust 2003-1 and Clearwing Capital,
                    LLC. (Incorporated by reference from Exhibit 10.6 of the Registrant's 10/16/03 Form 8-K).

      10.110        Servicing Agreement dated October 14, 2003 between ABFS
                    Warehouse Trust 2003-2, as Owner, Chrysalis Warehouse
                    Funding, LLC, as Lender, American Business Credit, Inc., as
                    Servicer, and Countrywide Home Loans Servicing LP, as Backup
                    Servicer. (Incorporated by reference from Exhibit 10.15 of the Registrant's 10/16/03 Form 8-K).

      10.111 Second Amended and Restated Sale and Servicing Agreement, dated as of October 16, 2003, by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a/ Upland
                    Mortgage, and American Business Mortgage Services, Inc., as
                    Originators and Subservicers, ABFS Mortgage Loan Warehouse
                    Trust 2000-2, as Trust, American Business Credit, Inc., as
                    Originator and Servicer, American Business Financial
                    Services, Inc., as Sponsor, and JPMorgan Chase Bank, as
                    Indenture Trustee and Collateral Agent. (Incorporated by reference from Exhibit 10.4 of the Registrant's Current
                    Report on Form 8-K, filed on October 24, 2003 (the "10/24/03
                    Form 8-K")).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.112        ABFS Mortgage Loan Warehouse Trust 2000-2 Secured Notes
                    Series 2000-2 Purchase Agreement, dated October, 16, 2003, by and between ABFS Greenmont, Inc., ABFS Mortgage Loan
                    Warehouse Trust 2000-2 and JPMorgan Chase Bank.
                    (Incorporated by reference from Exhibit 10.2 of the
                    Registrant's 10/24/03 Form 8-K).

      10.113        Fee Letter Agreement, dated October 16, 2003, addressed to
                    American Business Financial Services, Inc. from JPMorgan
                    Chase Bank. (Incorporated by reference from Exhibit 10.3 of the Registrant's 10/24/03 Form 8-K).

      10.114        Second Amended and Restated Indenture, dated as of October
                    16, 2003, by and between ABFS Mortgage Loan Warehouse Trust
                    2000-2, as Issuer, and JPMorgan Chase Bank, as Indenture
                    Trustee. (Incorporated by reference from Exhibit 10.1 of the Registrant's 10/24/03 Form 8-K).

      10.115        Waiver to Indenture, dated September 22, 2003, between ABFS
                    Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase
                    Bank, as Indenture Trustee. (Incorporated by reference from Exhibit 10.15 of the Registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).

      10.116        Waiver to the Sale and Servicing Agreement, dated September
                    22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit,
                    Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American
                    Business Credit, Inc., American Business Financial Services,
                    Inc. and JPMorgan Chase Bank and to the 9/03 Amendment to the Senior Secured Credit Agreement, among: American
                    Business Credit, Inc., HomeAmerican Credit, Inc., New Jersey
                    Mortgage and Investment Corp., American Business Financial
                    Services, Inc. and The Chase Manhattan Bank, as amended
                    (Incorporated by reference from Exhibit 10.117 of the Registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended June 30, 2003 filed on December 11, 2003
                    (the "12/11/03 Form 10-K/A")).

      10.117 Consulting Agreement by and between ABFS and Milton Riseman, dated July 3, 2003. (Incorporated by reference from Exhibit
                    10.118 of the Registrant's 12/11/03 Form 10-K/A). **

      10.118 Amendment, dated December 1, 2003, to Consulting Agreement by and between the Company and Milton Riseman, dated July 3, 2003 (Incorporated by reference from Exhibit 10.119 of the Registrant's 12/11/03 Form 10-K/A).

      10.119 Joint Agreement dated December 22, 2003 (Incorporated by reference from Exhibit 99.2 of the Registrant's Current
                    Report on Form 8-K, filed on December 24, 2003).

      10.120        Security Agreement dated December 31, 2003 by and among ABFS
                    Consolidated Holdings, Inc., American Business Mortgage
                    Services, Inc., HomeAmerican Credit, Inc., American Business
                    Credit, Inc., and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 2,
                    2004).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.121        Second Waiver Letter, dated as of October 31, 2003, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., d/b/a Upland
                    Mortgage ("Upland"), American Business Mortgage Services,
                    Inc. ("ABMS"), American Business Credit, Inc. ("ABC"), ABFS
                    Mortgage Loan Warehouse Trust 2003-1, as trust ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee ("Indenture Trustee") and collateral agent, (ii) the Indenture, dated as of September
                    22, 2003, between the Trust and the Indenture Trustee; and
                    (iii) the 3/02 Amended and Restated Senior Secured Credit
                    Agreement, dated March 15, 2002 (as amended and supplemented by the 10/02 Letter of Credit Supplement, the 12/02
                    Amendment, the 3/03 Amendment, 3/31/03 Amendment and the
                    9/03 Amendment), among Upland ABMS, ABC, Tiger Relocation
                    Company, ABFS Residual 2002, Inc., and JPMorgan Chase Bank.
                    (Incorporated by reference from Exhibit 10.24 of the
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed on February 17, 2004 (the
                    "12/31/03 Form 10-Q")).

      10.122        Third Waiver Letter, dated as of December 31, 2003, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., d/b/a Upland
                    Mortgage ("Upland"), American Business Mortgage Services,
                    Inc. ("ABMS"), American Business Credit, Inc. ("ABC"), ABFS
                    Mortgage Loan Warehouse Trust 2003-1, as trust ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee ("Indenture Trustee") and collateral agent, (ii) the Indenture, dated as of September
                    22, 2003, between the Trust and the Indenture Trustee; and
                    (iii) the 3/02 Amended and Restated Senior Secured Credit
                    Agreement, dated March 15, 2002 (as amended and supplemented by the 10/02 Letter of Credit Supplement, the 12/02
                    Amendment, the 3/03 Amendment, 3/31/03 Amendment and the
                    9/03 Amendment), among Upland, ABMS, ABC, Tiger Relocation
                    Company, ABFS Residual 2002, Inc., and JPMorgan Chase Bank.
                    (Incorporated by reference from Exhibit 10.25 of the Registrant's 12/31/03 Form 10-Q).

      10.123        Employment Agreement dated December 24, 2003, by and between
                    American Business Financial Services, Inc. and Barry
                    Epstein. (Incorporated by reference from Exhibit 10.26 of the Registrant's 12/31/03 Form 10-Q). **

      10.124 Restricted Stock Agreement dated December 24, 2003, by and between American Business Financial Services, Inc. and Barry
                    Epstein. (Incorporated by reference from Exhibit 10.27 of the Registrant's 12/31/03 Form 10-Q). **

      10.125        Change in Control Agreement between the Company and Stephen
                    M. Giroux. (Incorporated by reference from Exhibit 10.28 of the Registrant's 12/31/03 Form 10-Q). **

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.126        Form of AMENDED AND RESTATED POOLING AND SERVICING
                    AGREEMENT, dated as of March 5, 2004, by and among
                    Prudential Securities Secured Financing Corporation, in its
                    capacity as Depositor of the Trust ("Depositor"), American
                    Business Credit, Inc., in its capacity as servicer
                    ("Servicer"), Wilshire Credit Corporation, in its capacity as back-up servicer, and JPMorgan Chase Bank (f/k/a The
                    Chase Manhattan Bank), in its capacity as trustee
                    ("Trustee"), relating to:
                    (i)   ABFS MORTGAGE LOAN TRUST 1996-2, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of August 31, 1996, by and among the Depositor, the
                          Servicer and the Trustee;
                    (iii) ABFS MORTGAGE LOAN TRUST 1997-1, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of March 1 1997, by and among the Depositor, the
                          Servicer and the Trustee;
                    (iii) ABFS MORTGAGE LOAN TRUST 1997-2, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of September 1, 1997, by and among the Depositor,
                          the Servicer and the Trustee;
                    (iv)  ABFS MORTGAGE LOAN TRUST 1998-1, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of February 1, 1998, by and among the Depositor,
                          the Servicer and the Trustee;
                    (v)   ABFS MORTGAGE LOAN TRUST 1998-2, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of June 1, 1998, by and among the Depositor, the
                          Servicer and the Trustee;
                    (vi)  ABFS MORTGAGE LOAN TRUST 1998-3, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of September 1, 1998, by and among the Depositor,
                          the Servicer and the Trustee.
                    (Incorporated by reference from Exhibit 10.1 of the
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 14, 2004 (the "03/31/04
                    Form 10-Q")).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.127        Form of AMENDED AND RESTATED SALE AND SERVICING AGREEMENT,
                    dated as of March 5, 2004, by and among Prudential
                    Securities Secured Financing Corporation, as depositor (the
                    "Depositor"), American Business Credit, Inc., as servicer
                    (the "Servicer"), Wilshire Credit Corporation, as Back-up
                    Servicer, JPMorgan Chase Bank (f/k/a Chase Bank of Texas,
                    N.A.), as collateral agent (the "Collateral Agent"), The
                    Bank of New York, as indenture trustee (the "Indenture
                    Trustee"), and:
                    (i)   ABFS MORTGAGE LOAN TRUST 1998-4, as issuer (the
                          "1998-4 Trust"), amending and restating the Sale and
                          Servicing Agreement, dated as of November 1, 1998, by
                          and among the Depositor, the 1998-4 Trust, the
                          Servicer, the Collateral Agent and the Indenture
                          Trustee;
                    (ii)  ABFS MORTGAGE LOAN TRUST 1999-1, as issuer (the
                          "1999-1 Trust"), amending and restating the Sale and
                          Servicing Agreement, dated as of March 1, 1999, by and
                          among the Depositor, the 1999-1 Trust, the Servicer,
                          the Collateral Agent and the Indenture Trustee;
                    (iii) ABFS MORTGAGE LOAN TRUST 1999-4, as issuer (the
                          "1999-4 Trust"), amending and restating the Sale and
                          Servicing Agreement, dated as of December 1, 1999, by
                          and among the Depositor, the 1999-4 Trust, the
                          Servicer, the Collateral Agent and the Indenture
                          Trustee.
                    (Incorporated by reference from Exhibit 10.2 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.128        Form of SUPPLEMENTAL INDENTURE NO. 1, dated as of
                    March 5, 2004, between The Bank Of New York, as indenture trustee (the "Indenture Trustee") and:
                    (i)   ABFS MORTGAGE LOAN TRUST 1998-4, as issuer
                          (the "1998-4 Trust"), supplementing the Indenture, dated as of November 1, 1998, between the 1998-4
                          Trust and the Indenture Trustee;
                    (ii)  ABFS MORTGAGE LOAN TRUST 1999-1, as issuer (the
                          "1999-1 Trust"), supplementing the Indenture, dated as of March 1, 1999, between the 1999-1 Trust and the Indenture Trustee;
                    (iii) ABFS MORTGAGE LOAN TRUST 1999-4, as issuer (the
                          "1999-4 Trust"), supplementing the Indenture, dated as of November 1, 1999, between the 1998-4 Trust and the Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.3 of the Registrant's 03/31/04 Form 10-Q).

      10.129        Form of amended DEFINED TERMS, constituting Appendix I to
                    Exhibits 10.127 and 10.128. (Incorporated by reference from Exhibit 10.4 of the Registrant's 03/31/04 Form 10-Q).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.130        Form of AMENDED AND RESTATED SALE AND SERVICING AGREEMENT,
                    dated as of March 5, 2004, by and among Prudential
                    Securities Secured Financing Corporation, as depositor (the
                    "Depositor"), American Business Credit, Inc., as servicer
                    (the "Servicer"), Wilshire Credit Corporation, as back-up
                    servicer, JPMorgan Chase Bank, (f/k/a Chase Bank of Texas,
                    N.A.), as collateral agent (in such capacity, the
                    "Collateral Agent"), and JPMorgan Chase Bank (f/k/a The
                    Chase Manhattan Bank), as indenture trustee (in such
                    capacity, the "Indenture Trustee"), and:
                    (i)   ABFS MORTGAGE LOAN TRUST 1999-2, as issuer (the
                          "1999-2 Trust"), amending and restating
                          Sale and Servicing Agreement, dated as of June 1,
                          1999, by and among the Depositor, the 1999-2 Trust,
                          the Servicer, the Collateral Agent and the Indenture
                          Trustee;
                    (ii)  ABFS MORTGAGE LOAN TRUST 1999-3, as issuer (the
                          "1999-3 Trust"), amending and restating the Sale and
                          Servicing Agreement, dated as of September 1, 1999, by
                          and among the Depositor, the 1999-3 Trust, the
                          Servicer, the Collateral Agent and the Indenture
                          Trustee.
                    (Incorporated by reference from Exhibit 10.5 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.131        Form of SUPPLEMENTAL INDENTURE NO. 1, dated as of March 5,
                    2004, between JPMorgan Chase Bank (f/k/a The Chase Manhattan
                    Bank), as indenture trustee (the "Indenture Trustee") and:
                    (i)   ABFS MORTGAGE LOAN TRUST 1999-2, as issuer (the "1999-2
                          Trust"), supplementing the Indenture, dated as of June 1,
                          1999, between the 1999-2 Trust and the Indenture Trustee;
                    (ii)  ABFS MORTGAGE LOAN TRUST 1999-3, as issuer (the "1999-3
                          Trust"), supplementing the Indenture, dated as of September
                          1, 1999, between the 1999-3 Trust and the Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.6 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.132        Form of amended DEFINED TERMS, constituting Appendix I to
                    Exhibits 10.130 and 10.131. (Incorporated by reference from Exhibit 10.7 of the Registrant's 03/31/04 Form 10-Q).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.133        Amendment No. 1 to the POOLING AND SERVICING AGREEMENT,
                    SERIES 2003-1, dated as of the October 31, 2003, by and
                    among Bear Stearns Asset Backed Securities, Inc., as
                    Depositor (the "Depositor"), American Business Credit, Inc.,
                    as Servicer ("Servicer"), EMC Mortgage Corporation, as
                    Back-Up Servicer, JPMorgan Chase Bank, as Trustee and
                    Collateral Agent, Bear Stearns & Co. Inc., as Class A-1
                    Certificateholder, and Radian Asset Assurance Inc., as
                    Certificate Insurer, amending the Pooling And Servicing
                    Agreement relating to ABFS MORTGAGE LOAN TRUST 2003-1, dated as of March 1, 2003, by and among the Depositor, the
                    Servicer, and JPMorgan Chase Bank, in its capacity as
                    trustee, collateral agent and back-up servicer.
                    (Incorporated by reference from Exhibit 10.8 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.134        AMENDMENT NO. 1 TO THE POOLING AND SERVICING AGREEMENT,
                    SERIES 2002-1, dated as of February 20, 2004, by and among Bear Stearns Asset Backed Securities, Inc., as depositor
                    (the "Depositor"), American Business Credit, Inc., as servicer ("ABC"), JPMorgan Chasse Bank, as trustee and collateral agent (the "Trustee"), Ambac Assurance
                    Corporation, as Certificate Insurer and party entitled to exercise the voting rights of the Majority, and ABFS
                    Warehouse Trust 2003-1, as Class R Certificateholder, amending the POOLING AND SERVICING AGREEMENT, dated as of March 1, 2002, by and among the Depositor, ABC and the Trustee. (Incorporated by reference from Exhibit 10.9 of the Registrant's 03/31/04 Form 10-Q).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.135        Form of AMENDMENT NO. 1 TO THE SALE AND SERVICING AGREEMENT,
                    dated as of February 20, 2004, by and among, American
                    Business Credit, Inc., as Servicer ("ABC"), JPMorgan Chase
                    Bank (formerly known as The Chase Manhattan Bank), as
                    indenture trustee and JPMorgan Chase Bank (as successor to
                    Chase Bank of Texas, N.A.) as collateral agent
                    (collectively, the "Indenture Trustee"), Ambac Assurance
                    Corporation, as Note Insurer and as the party entitled to
                    exercise the voting rights of the Majority Noteholders, ABFS
                    Warehouse Trust 2003-1, as Holder of a majority of the
                    Percentage Interest in the Trust Certificates, and:
                    (i)   Prudential Securities Secured Financing Corporation,
                          as Depositor (the "Depositor") and ABFS Mortgage Loan
                          Trust 2000-1, as issuer (the "2000-1 Trust"), amending
                          the Sale and Servicing Agreement, dated as of March 1,
                          2000 by and among the Depositor, ABC, the Indenture
                          Trustee and the 2000-1 Trust;
                    (ii)  Prudential Securities Secured Financing Corporation,
                          as Depositor (the "Depositor") and ABFS Mortgage Loan
                          Trust 2000-2, as issuer (the "2000-2 Trust"), amending
                          the Sale And Servicing Agreement, dated as of June 1,
                          2000 by and among the Depositor, ABC, the Indenture
                          Trustee and the 2000-2 Trust;
                    (iii) Prudential Securities Secured Financing Corporation,
                          as Depositor (the "Depositor") and ABFS Mortgage Loan
                          Trust 2000-3, as issuer (the "2000-3 Trust"), amending
                          the Sale And Servicing Agreement, dated as of
                          September 1, 2000 by and among the Depositor, ABC, the
                          Indenture Trustee and the 2000-3 Trust;
                    (iv)  Bear Stearns Asset Backed Securities, Inc., as
                          depositor (the "Depositor") and ABFS Mortgage Loan
                          Trust 2000-4, as issuer (the "2000-4 Trust"), amending
                          the Sale and Servicing Agreement, dated as of December
                          1, 2000 by and among the Depositor, ABC, the Indenture
                          Trustee and the 2000-4 Trust.
                    (Incorporated by reference from Exhibit 10.10 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.136        Waiver dated March 9, 2004 to the Pooling And Servicing
                    Agreement, dated as of March 1, 2002, as amended February
                    20, 2004 ("Pooling Agreement"), and the Sale And Servicing
                    Agreements, dated, respectively, as of March 1, 2000, June
                    1, 2000, September 1, 2000 and December 1, 2000, each as amended February 20, 2004 ("Sale Agreements"), issued by
                    Ambac Assurance Corporation, as Certificate Insurer under the Pooling Agreement and as Note Insurer under the Sale
                    Agreements. (Incorporated by reference from Exhibit 10.11 of the Registrant's 03/31/04 Form 10-Q).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.137        Waiver, dated April 14, 2004, to the Pooling And Servicing
                    Agreement, dated as of March 1, 2002, as amended February
                    20, 2004 ("Pooling Agreement"), and the Sale And Servicing
                    Agreements, dated, respectively, as of March 1, 2000, June
                    1, 2000, September 1, 2000 and December 1, 2000, each as
                    amended February 20, 2004 ("Sale Agreements"), issued by
                    Ambac Assurance Corporation, as Certificate Insurer under
                    the Pooling Agreement and as Note Insurer under the Sale
                    Agreements. (Incorporated by reference from Exhibit 10.12 of the Registrant's 03/31/04 Form 10-Q).

      10.138        Amendment No. 2 to the POOLING AND SERVICING AGREEMENT,
                    SERIES 2003-1, dated as of April 30, 2004, by and among Bear
                    Stearns Asset Backed Securities, Inc., as Depositor (the
                    "Depositor"), American Business Credit, Inc., as Servicer
                    ("Servicer"), EMC Mortgage Corporation, as Back-Up Servicer,
                    JPMorgan Chase Bank, as Trustee and Collateral Agent, Bear
                    Stearns & Co., Inc., as Class A-1 Certificateholder, and
                    Radian Asset Assurance, Inc., as Certificate Insurer, amending the Pooling And Servicing Agreement relating to ABFS MORTGAGE LOAN TRUST 2003-1, dated as of March 1, 2003, by and among the Depositor, the Servicer, and JPMorgan Chase
                    Bank, in its capacity as trustee, collateral agent and back-up servicer. (Incorporated by reference from Exhibit
                    10.13 of the Registrant's 03/31/04 Form 10-Q).

      10.139        Fourth Waiver Letter, dated as of March 31, 2004, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., American
                    Business Mortgage Services, Inc., American Business Credit,
                    Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee and collateral agent
                    ("Indenture Trustee") and JPMorgan Chase Bank, as note purchaser, and (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.14 of the Registrant's 03/31/04 Form 10-Q).

      10.140        Amendment No. 1 to Sale and Servicing Agreement, dated as of
                    May 12, 2004, amending the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc.,
                    HomeAmerican Credit, Inc., American Business Mortgage
                    Services, Inc., American Business Credit, Inc., ABFS
                    Mortgage Loan Warehouse Trust 2003-1, American Business
                    Financial Services, Inc., and JPMorgan Chase Bank, as note purchaser and as indenture trustee and collateral agent.
                    (Incorporated by reference from Exhibit 10.15 of the Registrant's 03/31/04 Form 10-Q).

      10.141        Employment Agreement dated May 24, 2004 by and between
                    American Business Financial Services, Inc. and Stephen M.
                    Giroux.**

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.142        Security Agreement dated June 30, 2004 among ABFS
                    Consolidated Holdings, Inc., American Business Mortgage
                    Services, Inc., HomeAmerican Credit, Inc., and American
                    Business Credit, Inc., and U.S. Bank National Association.
                    (Incorporated by reference from Exhibit 10.1 to the
                    Registrant's Current Report on Form 8-K dated June 28,
                    2004).

      10.143        Amendment No. 4 dated as of September 16, 2004, to Sale and
                    Servicing Agreement, among ABFS Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage
                    ("Upland"), American Business Mortgage Services, Inc.
                    ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., ABFS Mortgage Loan Warehouse
                    Trust 2003-1, as trust, American Business Financial
                    Services, Inc., as sponsor, JP Morgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser. (Incorporated by reference from Exhibit 10.1 of the Registrant's Current
                    Report on Form 8-K dated September 20, 2004).

      10.144        Amendment No. 5 dated as of September 30, 2004, to Sale and
                    Servicing Agreement, among ABFS Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage
                    ("Upland"), American Business Mortgage Services, Inc.
                    ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., as servicer, ABFS Mortgage
                    Loan Warehouse Trust 2003-1, as trust, American Business
                    Financial Services, Inc., as sponsor, JP Morgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser.
                    (Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated September 17,
                    2004).

      10.145 Amendment Number One to Master Loan and Security Agreement, dated as of September 30, 2004, by and between Chrysalis
                    Warehouse Funding, LLC, as lender, and ABFS Warehouse Trust
                    2003-2, as borrower.

      10.146 Letter Purchase Agreement dated as of September 27, 2004 by and among 50 By 50 LLC, as buyer, and American Business
                    Financial Services, Inc., as seller, and acknowledged and agreed to by ABFS Consolidated Holdings, Inc. and American
                    Business Credit, Inc.

      10.147        Fifth Waiver Letter, dated as of June 30, 2004, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., American
                    Business Mortgage Services, Inc., American Business Credit,
                    Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee and collateral agent
                    ("Indenture Trustee") and JPMorgan Chase Bank, as note purchaser, and (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee.

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.148        Sixth Waiver Letter, dated as of September 30, 2004, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., American
                    Business Mortgage Services, Inc., American Business Credit,
                    Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee and collateral agent
                    ("Indenture Trustee") and JPMorgan Chase Bank, as note
                    purchaser, and (ii) the Indenture, dated as of September 22,
                    2003, between the Trust and the Indenture Trustee.


      10.149        Form of Waiver, dated May 11, 2004, June 7, 2004, July 2,
                    2004, August 3, 2004, September 8, 2004 and October 4, 2004, to the Pooling And Servicing Agreement, dated as of March 1,
                    2002, as amended February 20, 2004 ("Pooling Agreement"), and the Sale And Servicing Agreements, dated, respectively, as of March 1, 2000, June 1, 2000, September 1, 2000 and
                    December 1, 2000, each as amended February 20, 2004 ("Sale
                    Agreements"), issued by Ambac Assurance Corporation, as
                    Certificate Insurer under the Pooling Agreement and as Note
                    Insurer under the Sale Agreements.

      11.1          Statement of Computation of Per Share Earnings (Included in
                    Note 21 of the Notes to June 30, 2004 Consolidated Financial
                    Statements).

      12.1          Computation of Ratio of Earnings to Fixed Charges.

      14.1          Code of Ethics for Senior Financial Officers.

      21.1          Subsidiaries of the Registrant.

      23.1          Consent of BDO Seidman, LLP.

      31.1          Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

      31.2          Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

      32.1          Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

____________

** Indicates management contract or compensatory plan or arrangement.

Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: October 13, 2004            By:      /s/ Anthony J. Santilli
                                           ------------------------------------
                                  Name:    Anthony J. Santilli
                                  Title:   Chairman, President, Chief Executive
                                           Officer, Chief Operating Officer and
                                           Director (Duly Authorized Officer)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                   Capacity                                    Date
      ----------                                  --------                                   ------

  /s/ Anthony J. Santilli
  --------------------------        Chairman, President, Chief Executive Officer,
      Anthony J. Santilli           Chief Operating Officer and Director (Principal    October 13, 2004
                                    Executive and Operating Officer)


  /s/ Albert W. Mandia
  --------------------------        Executive Vice President and Chief Financial       October 13, 2004
      Albert W. Mandia              Officer (Principal Financial and Accounting
                                    Officer)
  /s/ Leonard Becker
  --------------------------                          Director                         October 13, 2004
      Leonard Becker

  /s/ Michael R. DeLuca
  --------------------------                          Director                         October 13, 2004
      Michael R. DeLuca

  /s/ Joseph Pignotti
  --------------------------                          Director                         October 13, 2004
      Joseph Pignotti

  /s/ Jerome Miller
  --------------------------                          Director                         October 13, 2004
      Jerome Miller

  /s/ Warren E. Palitz
  --------------------------                          Director                         October 13, 2004
      Warren E. Palitz

  /s/ Harold E. Sussman
  --------------------------                          Director                         October 13, 2004
      Harold E. Sussman


                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
       3.1          Amended and Restated Certificate of Incorporation.
                    (Incorporated by reference from Appendix A to the
                    Registrant's Definitive Proxy Statement for its 2003 Annual
                    Meeting of Stockholders filed December 11, 2003).

       3.2          Certificate of Designation, Preferences and Rights of Series
                    A Convertible Preferred Stock. (Incorporated by reference from Appendix B to the Registrant's Definitive Proxy
                    Statement for its 2003 Annual Meeting of Stockholders filed
                    December 11, 2003).

       3.3          Amended and Restated Bylaws. (Incorporated by reference from
                    Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated September 17, 2004).

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

       4.5 Form of Unsecured Investment Note (Incorporated by reference from Exhibit 4.5 of the 1997 Form SB-2).

       4.6          Form of Indenture by and between ABFS and First Trust,
                    National Association, a national banking association.
                    (Incorporated by reference from Exhibit 4.4 of the Registration Statement on Form SB-2 filed May 23, 1997,
                    Registration Number 333-24115).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
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

       4.15         Form of Indenture by and between ABFS and U.S. Bank National
                    Association. (Incorporated by reference from Exhibit 4.15 of Registrant's Registration Statement on Form S-2, No.
                    333-90366, filed on June 12, 2002)

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


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
       4.18         Form of Investment Note. (Incorporated by reference from
                    Exhibit 4.18 of Registrant's Registration Statement on Form
                    S-2, No. 333-106476, filed on June 25, 2003).

       4.19         Indenture dated December 31, 2003 by and between ABFS and
                    U.S. Bank National Association as Trustee. (Incorporated by reference from Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2003, filed on February 27, 2004).

       4.20         Form of Senior Collateralized Subordinated Note.
                    (Incorporated by reference from Exhibit T3E-5 of Registrant's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3, filed on December 1, 2003).

       4.21         Form of Indenture by and between ABFS and U.S. Bank National
                    Association. (Incorporated by reference from Exhibit T3C of Registrant's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3, filed on May 14, 2004).

       4.22         Form of Senior Collateralized Subordinated Note.
                    (Incorporated by reference from Exhibit T3E-5 of Registrant's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3, filed on May 14, 2004).

       10.1 Amended and Restated Stock Option Plan (Incorporated by reference from Exhibit 10.2 of the Registrant's Quarterly
                    Report on Form 10-QSB from the quarter ended September 30, 1997, filed on November 14, 1997 (the "09/30/97 Form
                    10-QSB")). **

       10.2         Stock Option Award Agreement (Incorporated by reference from
                    Exhibit 10.1 of the Registrant's Registration Statement on
                    Form S-11 filed on February 26, 1993, Registration No.
                    33-59042 (the "Form S-11")). **

       10.3         1995 Stock Option Plan for Non-Employee Directors
                    (Incorporated by reference from Exhibit 10.6 of the Amendment No. 1 to the Registrant's 1996 Form SB-2 filed on
                    February 4, 1997 Registration No. 333-18919 (the "Amendment
                    No. 1 to the 1996 Form SB-2")). **

       10.4         Form of Option Award Agreement for Non-Employee Directors
                    Plan for Formula Awards (Incorporated by reference from Exhibit 10.13 of the Registrant's Annual Report on Form
                    10-KSB for the period ended June 30, 1996, filed on September 27, 1996 (the "1996 Form 10-KSB")). **

       10.5 1997 Non-Employee Director Stock Option Plan (including form of Option Agreement) (Incorporated by reference from Exhibit
                    10.1 of the Registrant's 09/30/97 Form 10-QSB). **


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
       10.6         Lease dated January 7, 1994 by and between TCW Realty Fund
                    IV Pennsylvania Trust and ABFS (Incorporated by reference
                    from Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2 filed on March 15, 1994, File No. 33-76390).

       10.7         First Amendment to Agreement of Lease by and between TCW
                    Realty Fund IV Pennsylvania Trust and ABFS dated October 24,
                    1994. (Incorporated by reference from Exhibit 10.9 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 (the "1995 Form 10-KSB")).

       10.8         Second Amendment to Agreement of Lease by and between TCW
                    Realty Fund IV Pennsylvania Trust and ABFS dated December
                    23, 1994 (Incorporated by reference from Exhibit 10.10 of the Registrant's 1995 Form 10-KSB).

       10.9         Third Amendment to Lease between TCW Realty Fund IV
                    Pennsylvania Trust and ABFS dated July 25, 1995
                    (Incorporated by reference from Exhibit 10.11 of the Registrant's 1995 Form 10-KSB).

      10.10         Promissory Note of Anthony J. Santilli and Stock Pledge
                    Agreement dated September 29, 1995 (Incorporated by reference from Exhibit 10.14 of the Registrant's 1995 Form
                    SB-2).

      10.11         Form of Employment Agreement with Anthony J. Santilli,
                    Beverly Santilli and Jeffrey M. Ruben (Incorporated by reference from Exhibit 10.15 of the Amendment No. 1 to the Registrant's 1996 Form SB-2). **

      10.12         Amendment One to Anthony J. Santilli's Employment Agreement
                    (Incorporated by reference from Exhibit 10.3 of the Registrant's 09/30/97 Form 10-QSB). **

      10.13         Amendment One to Beverly Santilli's Employment Agreement
                    (Incorporated by reference from Exhibit 10.4 of the Registrant's 09/30/97 Form 10-QSB). **

      10.14         Management Incentive Plan (Incorporated by reference from
                    Exhibit 10.16 of the Registrant's 1996 Form SB-2). **

      10.15         Form of Option Award Agreement for Non-Employee Directors
                    Plan for Non-Formula Awards (Incorporated by reference from Exhibit 10.18 of the Amendment No. 1 to the Registrant's
                    1996 Form SB-2). **

      10.16 Form of Sales and Contribution Agreement related to the Company's loan securitizations dated May 1, 1996 and September 27, 1996 (Incorporated by reference from Exhibit
                    4.1 of the Registrant's 03/31/95 Form 10-QSB).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.17         Form of Indenture related to the Company's loan
                    securitizations dated March 1, 2000, June 1, 2000, September
                    1, 2000, December 1, 2000, September 1, 2001 and December 1,
                    2001. (Incorporated by reference from Exhibit 10.18 to the
                    Registrant's Registration Statement on Form S-2 filed June
                    14, 2001, Registration No. 333-63014 (the "2001 Form S-2")).

      10.18         Form of Unaffiliated Seller's Agreement related to the
                    Company's loan securitizations dated March 1, 2000, June 1,
                    2000, September 1, 2000, December 1, 2000, September 1, 2001 and December 1, 2001. (Incorporated by reference from Exhibit 10.19 to the Registrant's 2001 Form S-2).

      10.19         Fourth Amendment to Lease between TCW Realty Fund IV
                    Pennsylvania Trust and ABFS dated April 9, 1996
                    (Incorporated by reference from Exhibit 10.22 to the Amendment No. 1 to the Registrant's 1997 Form SB-2).

      10.20         Fifth Amendment to Lease between TCW Realty Fund IV
                    Pennsylvania Trust and ABFS dated October 8, 1996
                    (Incorporated by reference from Exhibit 10.23 to the Amendment No. 1 to the Registrant's 1997 Form SB-2).

      10.21         Sixth Amendment to Lease between TCW Realty Fund IV
                    Pennsylvania Trust and ABFS dated March 31, 1997
                    (Incorporated by reference from Exhibit 10.24 to the Amendment No. 1 to the Registrant's 1997 Form SB-2).

      10.22         Standard Form of Office Lease and Rider to Lease dated April
                    2, 1993 by and between 5 Becker Farm Associates and NJMIC
                    (Incorporated by reference from Exhibit 10.29 of Post-Effective Amendment No. 1 to the Registrant's
                    Registration Statement on Form SB-2, filed on January 22,
                    1998, Registration No. 333-2445).

      10.23         First Amendment of Lease by and between 5 Becker Farm
                    Associates and NJMIC dated July 27, 1994 (Incorporated by reference from Exhibit 10.30 of Post-Effective Amendment No.
                    1 to the Registrant's Registration Statement on Form SB-2, filed on January 22, 1998, Registration No. 333-2445).

      10.24 Form of Indenture related to the lease-backed securitizations among ABFS Equipment Contract Trust 1998-A,
                    American Business Leasing, Inc. and The Chase Manhattan Bank dated June 1, 1998 and among ABFS Equipment Contract Trust
                    1999-A, American Business Leasing, Inc. and The Chase
                    Manhattan Bank dated June 1, 1999. (Incorporated by reference from Exhibit 10.39 of Registrant's Registration
                    Statement on Form S-2, No. 333-63859, filed on September 21,
                    1998).

      10.25 Form of Receivables Sale Agreement related to the lease-backed securitizations ABFS Equipment Contract Trust
                    1998-A, dated June 1, 1998, and ABFS Equipment Contract
                    Trust 1999-A, dated June 1, 1999. (Incorporated by reference from Exhibit 10.34 of the Registrant's 2001 Form S-2).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.26         Form of Unaffiliated Seller's Agreement related to the
                    Company's home equity loan securitizations dated March 27,
                    1997, September 29, 1997, February 1, 1998, June 1, 1998,
                    and September 1, 1998 (Incorporated by reference from
                    Exhibit 10.40 of Registrant's Registration Statement on Form
                    S-2, No. 333-63859, filed September 21, 1998).

      10.27         Lease Agreement dated August 30, 1999 related to One
                    Presidential Boulevard, Bala Cynwyd, Pennsylvania
                    (Incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999 (the
                    "09/30/99 Form 10-Q")).

      10.28         Employment Agreement between American Business Financial
                    Services, Inc. and Albert Mandia (Incorporated by reference from Exhibit 10.2 of the Registrant's 09/30/99 Form 10-Q).
                    **

      10.29         Change in Control Agreement between American Business
                    Financial Services, Inc. and Albert Mandia (Incorporated by reference from Exhibit 10.3 of the Registrant's 09/30/99
                    Form 10-Q). **

      10.30         American Business Financial Services, Inc. Amended and
                    Restated 1999 Stock Option Plan (Incorporated by reference from Exhibit 10.4 of the Registrant's Quarterly Report on
                    Form 10-Q from the quarter ended September 30, 2001 filed on November 14, 2001). **

      10.31 Sale and Servicing Agreement, dated as of March 1, 2000, by and among Prudential Securities Secured Financing
                    Corporation, ABFS Mortgage Loan Trust 2000-1, Chase Bank of
                    Texas, N.A., as collateral agent, The Chase Manhattan Bank, as indenture trustee and American Business Credit, Inc., as Servicer (Incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 12, 2000).

      10.32         Warehousing Credit and Security Agreement dated as of May 5,
                    2000 between New Jersey Mortgage and Investment Corp.,
                    American Business Credit, Inc., HomeAmerican Credit, Inc.
                    d/b/a Upland Mortgage and Residential Funding Corporation.
                    (Incorporated by reference from Exhibit 10.63 of the Registrant's Registration Statement on Form S-2, No.
                    333-40248, filed on June 27, 2000).

      10.33         Indenture dated as of July 6, 2000 between ABFS Mortgage
                    Loan Warehouse Trust 2000-2 and The Chase Manhattan Bank.
                    (Incorporated by reference from Exhibit 10.65 of the Registrant's 2000 Form 10-K).

      10.34         Employment Agreement by and between American Business
                    Financial Services, Inc. and Milton Riseman (Incorporated by reference from Exhibit 10.66 of the Registrant's 2000 Form
                    10-K). **


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.35         Sale and Servicing Agreement, dated as of March 1, 2001, by and among ABFS OSO, Inc., a Delaware corporation, as the
                    Depositor, American Business Credit, Inc., a Pennsylvania
                    corporation, HomeAmerican Credit, Inc., d/b/a Upland
                    Mortgage, a Pennsylvania corporation, and American Business
                    Mortgage Services, Inc., a New Jersey corporation, as the
                    Originators, American Business Financial Services Inc., a
                    Delaware corporation, as the Guarantor, ABFS Mortgage Loan
                    Warehouse Trust 2001-1, a Delaware business trust, as the
                    Trust, American Business Credit, Inc., a Pennsylvania
                    corporation, as the Servicer, EMC Mortgage Corporation, a
                    Delaware corporation, as the Back-up Servicer, and The Chase
                    Manhattan Bank, a New York banking corporation, as the
                    Indenture Trustee and the Collateral Agent. (Incorporated by
                    reference from Exhibit 10.72 of Registrant's Post-Effective
                    Amendment No. One to the Registrant's Registration Statement
                    on Form S-2, No. 333-40248, filed April 5, 2001 (the
                    "Amendment to the 2001 Form S-2")).

      10.36         Indenture, dated as of March 1, 2001, by and among Triple-A
                    One Funding Corporation, a Delaware corporation, as the Initial Purchaser, ABFS Mortgage Loan Warehouse Trust
                    2001-1, a Delaware statutory business trust, and its successors and assigns, as the Trust or the Issuer, The
                    Chase Manhattan Bank, a New York banking corporation, and its successors, as the Indenture Trustee, and American
                    Business Financial Services, Inc., as the Guarantor.
                    (Incorporated by reference from Exhibit 10.73 of the Registrant's Amendment to the 2001 Form S-2).

      10.37         Insurance and Reimbursement Agreement, dated as of March 28,
                    2001, among MBIA Insurance Corporation, a New York stock insurance company, ABFS Mortgage Loan Warehouse Trust
                    2001-1, a Delaware business trust, as the Trust, ABFS OSO, Inc., a Delaware corporation, as the Depositor, American
                    Business Credit, Inc., a Pennsylvania corporation, as the Originator and the Servicer, HomeAmerican Credit, Inc., a
                    Pennsylvania corporation, d/b/a Upland Mortgage, as the Originator, American Business Mortgage Services, Inc., a New
                    Jersey corporation, as the Originator, American Business
                    Financial Services, Inc., a Delaware corporation, as the Guarantor, The Chase Manhattan Bank, as the Indenture
                    Trustee, and Triple-A One Funding Corporation, a Delaware corporation, as the Initial Purchaser. (Incorporated by reference from Exhibit 10.74 of the Registrant's Amendment to the 2001 Form S-2).

      10.38         Pooling and Servicing Agreement, relating to ABFS Mortgage
                    Loan Trust 2001-1, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I Inc., a Delaware corporation, as the Depositor, American Business Credit, Inc., a
                    Pennsylvania corporation, as the Servicer, and The Chase
                    Manhattan Bank, a New York banking corporation, as the Trustee. (Incorporated by reference from Exhibit 10.75 of the Registrant's Amendment to the 2001 Form S-2).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.39         Unaffiliated Seller's Agreement, dated as of March 1, 2001, by and among Morgan Stanley ABS Capital I, Inc., a Delaware corporation, and its successors and assigns, as the
                    Depositor, ABFS 2001-1, Inc., a Delaware corporation, and
                    its successors, as the Unaffiliated Seller, American
                    Business Credit, Inc., a Pennsylvania corporation,
                    HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a
                    Pennsylvania corporation, and American Business Mortgage
                    Services Inc., a New Jersey corporation, as the Originators.
                    (Incorporated by reference from Exhibit 10.76 of the
                    Registrant's Amendment to the 2001 Form S-2).

      10.40 Amended and Restated Sale and Servicing Agreement dated as of June 28, 2001 by and among ABFS Greenmont, Inc., as
                    Depositor, HomeAmerican Credit, Inc. d/b/a Upland Mortgage and American Business Mortgage Services, Inc. f/k/a New
                    Jersey Mortgage and Investment Corp., as Originators and
                    Subservicers, ABFS Mortgage Loan Warehouse Trust 2000-2, as
                    Trust, American Business Credit, Inc., as an Originator and
                    Servicer, American Business Financial Services, Inc., as
                    Sponsor and The Chase Manhattan Bank, as Indenture Trustee and Collateral Agent. (Incorporated by reference from Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed on September
                    28, 2001).

      10.41         Letter Agreement dated July 1, 2000 between ABFS and Albert
                    W. Mandia. (Incorporated by reference from Exhibit 10.61 of
                    Amendment No. 1 to the Registrant's Registration Statement on Form S-2 filed on October 5, 2001). **

      10.42         American Business Financial Services, Inc. 2001 Stock
                    Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001
                    (the "September 2001 Form 10-Q")).**

      10.43         American Business Financial Services, Inc. 2001 Stock
                    Incentive Plan Restricted Stock Agreement. (Incorporated by reference from Exhibit 10.2 of the Registrant's September
                    2001 Form 10-Q).**

      10.44         American Business Financial Services, Inc. 2001 Executive
                    Management Incentive Plan. (Incorporated by reference from
                    Exhibit 10.3 of the Registrant's September 2001 Form
                    10-Q).**

      10.45         Master Repurchase Agreement between Credit Suisse First
                    Boston Mortgage Capital LLC and ABFS Repo 2001, Inc.
                    (Incorporated by reference from Exhibit 10.2 of the Registrant's December 2001 Form 10-Q).

      10.46 Master Contribution Agreement, dated as of November 16, 2001 by and between American Business Financial Services, Inc.
                    and ABFS Repo 2001, Inc. (Incorporated by reference from
                    Exhibit 10.3 of the Registrant's December 2001 Form 10-Q).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.47         Custodial Agreement dated as of November 16, 2001, by and
                    among ABFS Repo 2001, Inc., a Delaware corporation; American
                    Business Credit, Inc., a Pennsylvania corporation; JPMorgan
                    Chase Bank, a New York banking corporation; and Credit
                    Suisse First Boston Mortgage Capital LLC. (Incorporated by
                    reference from Exhibit 10.4 of the Registrant's December
                    2001 Form 10-Q).

      10.48 Guaranty, dated as of November 16, 2001, by and among American Business Financial Services, Inc., American
                    Business Credit, Inc., HomeAmerican Credit, Inc. d/b/a
                    Upland Mortgage, American Business Mortgage Services, Inc.
                    and Credit Suisse First Boston Mortgage Capital LLC.
                    (Incorporated by reference from Exhibit 10.5 of the Registrant's December 2001 Form 10-Q).

      10.49         Amendment No. 1 to the Indenture dated March 1, 2001 among
                    Triple-A One Funding Corporation, ABFS Mortgage Loan
                    Warehouse Trust 2001-1 and JPMorgan Chase Bank.
                    (Incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (the "March 2002
                    Form 10-Q").

      10.50 Amendment No. 2 to the Sale and Servicing Agreement dated as of March 1, 2001 by and among ABFS OSO Inc., a Delaware corporation, as Depositor, ABFS Mortgage Loan Warehouse
                    Trust 2001-1, a Delaware business trust, as the Trust, American Business Financial Services, Inc., a Delaware corporation, as Guarantor, American Business Credit, Inc., a
                    Pennsylvania corporation, as Servicer, JPMorgan Chase Bank f/k/a The Chase Manhattan Bank, a New York banking corporation, as Indenture Trustee and as Collateral Agent and MBIA Insurance Corporation, a New York stock insurance company, as Note Insurer. (Incorporated by reference from Exhibit 10.2 of the Registrant's March 2002 Form 10-Q).

      10.51 3/02 Amended and Restated Senior Secured Credit Agreement dated as of March 15, 2002 among: American Business Credit,
                    Inc. and certain affiliates and JPMorgan Chase Bank, as Agent and as a Lender. (Incorporated by reference from Exhibit 10.3 of the Registrant's March 2002 Form 10-Q).

      10.52         $1.2 million Committed Line of Credit Note between American
                    Business Financial Services, Inc. and Firstrust Savings Bank dated January 18, 2002. (Incorporated by reference from Exhibit 10.4 of the Registrant's March 2002 Form 10-Q).

      10.53         American Business Financial Services, Inc. Dividend
                    Reinvestment and Stock Purchase Plan. (Incorporated by reference from Exhibit 10.1 of the Registrant's Registration
                    Statement on Form S-3, No. 333-87574, filed on May 3, 2002).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.54         Pooling and Servicing Agreement, relating to ABFS Mortgage
                    Loan Trust 2001-2, dated as of June 1, 2001, by and among
                    Bear Stearns Asset Backed Securities, Inc., a Delaware
                    corporation, American Business Credit, Inc., a Pennsylvania corporation, and The Chase Manhattan Bank, a New York
                    banking corporation. (Incorporated by reference from Exhibit
                    10.75 of the Registrant's Registration Statement on Form
                    S-2, No. 33-90366, filed on June 12, 2002 (the "2002 Form
                    S-2")).

      10.55 Unaffiliated Seller's Agreement, dated June 1, 2001 by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, ABFS 2001-2, Inc., a Delaware corporation,
                    American Business Credit, Inc., a Pennsylvania corporation,
                    HomeAmerican Credit, Inc., d/b/a Upland Mortgage, a
                    Pennsylvania corporation, and American Business Mortgage
                    Services, Inc., a New Jersey corporation. (Incorporated by reference from Exhibit 10.76 of the Registrant's 2002 Form
                    S-2).

      10.56         Pooling and Servicing Agreement, relating to ABFS Mortgage
                    Loan Trust 2002-1, dated as of March 1, 2002, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation and JPMorgan Chase Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.77 of the Registrant's 2002 Form S-2).

      10.57 Unaffiliated Seller's Agreement, dated as of March 1, 2002 by and among Bear Stearns Asset Backed Securities, Inc., a
                    Delaware corporation, ABFS 2002-1, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland
                    Mortgage, a Pennsylvania corporation and American Business
                    Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.78 of the Registrant's 2002 Form S-2).

      10.58         Pooling and Services Agreement relating to ABFS Mortgage
                    Loan Trust 2002-2, dated as of June 1, 2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a
                    Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, and JP Morgan Chase Bank, a New
                    York corporation. (Incorporated by reference from Exhibit
                    10.79 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2002 filed on September 20, 2002 (the
                    "2002 Form 10-K")).

      10.59 Unaffiliated Seller's Agreement, dated as of June 1, 2002, by and among Credit Suisse First Boston Mortgage Securities
                    Corp., a Delaware corporation, ABFS 2002-2, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation, and HomeAmerican Credit Inc., d/b/a Upland
                    Mortgage, a Pennsylvania corporation, and American Business
                    Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.80 of the Registrant's 2002 Form 10-K).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.60         Indemnification Agreement dated June 21, 2002, by ABFS
                    2002-2, Inc., American Business Credit, Inc., HomeAmerican
                    Credit, Inc. and American Business Mortgage Services, Inc.
                    in favor of Credit Suisse First Boston Mortgage Securities
                    Corp. and Credit Suisse First Boston Corp. (Incorporated by
                    reference from Exhibit 10.81 of the Registrant's 2002 Form
                    10-K).

      10.61         First Amended and Restated Warehousing Credit and Security
                    Agreement between American Business Credit, Inc., a
                    Pennsylvania corporation, American Business Mortgage
                    Services, Inc., a New Jersey corporation, HomeAmerican
                    Credit, Inc., a Pennsylvania corporation, and Residential
                    Funding Corporation, a Delaware corporation dated as of July
                    1, 2002. (Incorporated by reference from Exhibit 10.82 of the Registrant's 2002 Form 10-K).

      10.62         Promissory Note between American Business Credit, Inc., a
                    Pennsylvania corporation, American Business Mortgage
                    Services, Inc., a New Jersey corporation, HomeAmerican
                    Credit, Inc., a Pennsylvania corporation, and Residential
                    Funding Corporation, a Delaware corporation dated July 1,
                    2002. (Incorporated by reference from Exhibit 10.83 of the Registrant's 2002 Form 10-K).

      10.63         Guaranty dated July 1, 2002 given by American Business
                    Financial Services, Inc., a Delaware corporation, to
                    Residential Funding Corporation, a Delaware corporation.
                    (Incorporated by reference from Exhibit 10.84 of the Registrant's 2002 Form 10-K).

      10.64 Office Lease Agreement, dated November 27, 2002 and Addendum to Office Lease, dated November 27, 2002 between the
                    Registrant and Wanamaker, LLC. (Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form
                    8-K, dated December 9, 2002, filed on December 27, 2002).

      10.65 Letter Agreement dated May 20, 2002 between the Registrant and the Commonwealth of Pennsylvania. (Incorporated by reference from Exhibit 10.2 of the Registrant's Current
                    Report on Form 8-K, dated December 9, 2002, filed on
                    December 27, 2002).

      10.66 Letter of Intent with PIDC Local Development Corporation dated December 3, 2002. (Incorporated by reference from Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated December 9, 2002, filed on December 27, 2002).

      10.67 Letter of Credit from JPMorgan Chase Bank for $6,000,000 provided as security for a lease for office space.
                    (Incorporated by reference from Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed on February 14, 2003 (the
                    "12/31/02 Form 10-Q")).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.68         12/02 Amendment to Senior Secured Credit Agreement for $50.0
                    million warehouse line, operating line and letter of credit with JPMorgan Chase. (Incorporated by reference from Exhibit
                    10.5 to the Registrant's 12/31/02 Form 10-Q).

      10.69         Lease between CWLT Roseland Exchange L.L.C., and American
                    Business Financial Services, Inc. for 105 Eisenhower
                    Parkway, Roseland, N.J. (the "Roseland Lease") (Incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003 (the "03/31/03 Form 10-Q")).

      10.70         Amendment No. 3 to Letter of Credit Agreement with JP Morgan
                    Chase (Incorporated by reference from Exhibit 10.1 to the Registrant's 03/31/03 Form 10-Q).

      10.71 First Amendment to the Roseland Lease (Incorporated by reference from Exhibit 10.3 of the Registrant's 03/31/03
                    Form 10-Q).

      10.72         Pooling And Servicing Agreement relating to ABFS Mortgage
                    Loan Trust 2002-3, dated as of September 1, 2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, and JPMorgan Chase Bank, a New
                    York banking corporation. (Incorporated by reference from Exhibit 10.93 of Registrant's Registration Statement on Form
                    S-2, No. 333-106476, filed on June 25, 2003 (the 06/25/03
                    Form S-2")).

      10.73         Unaffiliated Seller's Agreement, dated as of September 1,
                    2002, by and among Credit Suisse First Boston Mortgage
                    Securities Corp., a Delaware corporation, ABFS 2002-3, Inc., a Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a
                    Upland Mortgage, a Pennsylvania corporation, and American
                    Business Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.94 of Registrant's 06/25/03 Form S-2).

      10.74         Indemnification Agreement, dated September 23, 2002, by ABFS
                    2002-3, Inc., American Business Credit, Inc., HomeAmerican
                    Credit, Inc. d/b/a Upland Mortgage and American Business
                    Mortgage Services, Inc. in favor of Credit Suisse First
                    Boston Mortgage Securities Corp. and Credit Suisse First
                    Boston Corporation. (Incorporated by reference from Exhibit
                    10.95 of Registrant's 06/25/03 Form S-2).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.75         Unaffiliated Seller's Agreement, dated as of December 1,
                    2002, by and among Credit Suisse First Boston Mortgage
                    Securities Corp., a Delaware corporation, ABFS 2002-4, Inc., a Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a
                    Upland Mortgage, a Pennsylvania corporation, and American
                    Business Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.96 of
                    Registrant's 06/25/03 Form S-2).

      10.76         Pooling and Servicing Agreement relating to ABFS Mortgage
                    Loan Trust 2002-4, dated as of December 1, 2002, by and among Credit Suisse First Boston Mortgage Securities Corp., a Delaware corporation, American Business Credit, Inc., a
                    Pennsylvania corporation, and JPMorgan Chase Bank, a New
                    York banking corporation. (Incorporated by reference from Exhibit 10.97 of Registrant's 06/25/03 Form S-2).

      10.77         Indemnification Agreement, dated December 18, 2002, by ABFS
                    2002-4, Inc., American Business Credit, Inc., HomeAmerican
                    Credit, Inc. d/b/a Upland Mortgage and American Business
                    Mortgage Services, Inc. in favor of Credit Suisse First
                    Boston Mortgage Securities Corp. and Credit Suisse First
                    Boston Corporation. (Incorporated by reference from Exhibit
                    10.98 of Registrant's 06/25/03 Form S-2).

      10.78 Unaffiliated Seller's Agreement, dated as of March 1, 2003, by and among Bear Stearns Asset Backed Securities, Inc., a
                    Delaware corporation, ABFS 2003-1, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland
                    Mortgage, a Pennsylvania corporation, and American Business
                    Mortgage Services, Inc., a New Jersey corporation.
                    (Incorporated by reference from Exhibit 10.99 of the Registrant's Annual Report on Form 10-K for the year ended
                    June 30, 2003, filed on September 29, 2003 (the "2003 Form
                    10-K")).

      10.79         Pooling and Servicing Agreement relating to ABFS Mortgage
                    Loan Trust 2003-1, dated as of March 1, 2003, by and among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, American Business Credit, Inc., a Pennsylvania corporation, and JPMorgan Chase Bank, a New York banking corporation. (Incorporated by reference from Exhibit 10.100 of the Registrant's 2003 Form 10-K).

      10.80         Insurance and Indemnity Agreement, dated March 31, 2003, by
                    Radian Asset Assurance Inc., a New York stock insurance company, American Business Credit, Inc., a Pennsylvania corporation, HomeAmerican Credit, Inc. d/b/a Upland
                    Mortgage, American Business Mortgage Services, Inc., ABFS
                    2003-1, Inc., Bear Stearns Asset Backed Securities, Inc. and
                    JPMorgan Chase Bank. (Incorporated by reference from Exhibit
                    10.101 of the Registrant's 2003 Form 10-K).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.81         Amended and Restated Committed Line of Credit Note, dated
                    June 2, 2003, between American Business Financial Services,
                    Inc. and Firstrust Savings Bank. (Incorporated by reference from Exhibit 10.102 of the Registrant's 2003 Form 10-K).

      10.82 Amendment Number One to the Master Repurchase Agreement, dated November 13, 2002, between Credit Suisse First Boston
                    Mortgage Capital LLC and ABFS REPO 2001, Inc. (Incorporated by reference from Exhibit 10.103 of the Registrant's 2003
                    Form 10-K).

      10.83         3/31/03 Amendment to Senior Secured Credit Agreement, dated
                    March 31, 2003, among American Business Credit, Inc., a
                    Pennsylvania corporation, HomeAmerican Credit, Inc., a
                    Pennsylvania corporation, American Business Mortgage
                    Services, Inc., a New Jersey corporation, ABFS Residual
                    2002, Inc., American Business Financial Services, Inc., a
                    Delaware corporation, and JPMorgan Chase Bank and certain other lenders. (Incorporated by reference from Exhibit
                    10.104 of the Registrant's 2003 Form 10-K).

      10.84         12/02 Amendment to 3/02 Security Agreement - Residual
                    Interest Certificates, dated December 18, 2002, made by ABFS
                    Residual 2002, Inc., a Delaware corporation in favor of JPMorgan Chase Bank. (Incorporated by reference from Exhibit
                    10.105 of the Registrant's 2003 Form 10-K).

      10.85         Letter, dated August 21, 2003 from JPMorgan Chase Bank to
                    American Business Credit, Inc., HomeAmerican Credit, Inc.,
                    American Business Mortgage Services, Tiger Relocation
                    Company, ABFS Residual 2002, Inc. and American Business
                    Financial Services, Inc. regarding waiver of financial covenant in 3/02 Senior Secured Credit Agreement dated as of March 15, 2002. (Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K, File No.
                    0.22474 filed on September 25, 2003 (the "9/25/03 Form
                    8-K")).

      10.86 Mortgage Loan Purchase and Interim Servicing Agreement, dated July 22, 2003, among DLJ Mortgage Capital, Inc.,
                    American Business Credit, Inc., HomeAmerican Credit, Inc.
                    d/b/a Upland Mortgage and American Business Mortgage
                    Services, Inc. (Incorporated by reference from Exhibit
                    10.107 of the Registrant's 2003 Form 10-K).

      10.87 Mortgage Loan Purchase and Interim Servicing Agreement, dated as of June 30, 2003, among EMC Mortgage Corporation,
                    American Business Credit, Inc., HomeAmerican Credit, Inc.
                    d/b/a Upland Mortgage, and American Business Mortgage
                    Services, Inc. (Incorporated by reference from Exhibit
                    10.108 of the Registrant's 2003 Form 10-K).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
     10.88          Waiver and Amendment Number Two to the Master Repurchase
                    Agreement between Credit Suisse First Boston Mortgage
                    Capital LLC and ABFS Repo 2001, Inc. dated August 20, 2003 and Letter dated as of August 20, 2003 from Credit Suisse
                    First Boston Mortgage Capital LLC to ABFS Repo 2001, Inc.
                    (Incorporated by reference from Exhibit 10.2 of the
                    Registrant's 9/25/03 Form 8-K).

     10.89 Sale and Servicing Agreement, dated September 22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit, Inc., ABFS
                    Mortgage Loan Warehouse Trust 2003-1, American Business
                    Credit, Inc., American Business Financial Services, Inc. and
                    JPMorgan Chase Bank. (Incorporated by reference from Exhibit
                    10.3 of the Registrant's 9/25/03 Form 8-K).

     10.90          Indenture, dated September 22, 2003 between ABFS Mortgage
                    Loan Warehouse Trust 2003-1 and JPMorgan Chase Bank, as
                    Indenture Trustee, with Appendix I, Defined Terms.
                    (Incorporated by reference from Exhibit 10.4 of the Registrant's 9/25/03 Form 8-K).

     10.91 Trust Agreement, dated as of September 22, 2003, by and between ABFS BalaPointe, Inc., as Depositor and Wilmington
                    Trust Company, as Owner Trustee. (Incorporated by reference from Exhibit 10.5 of the Registrant's 9/25/03 Form 8-K).

     10.92          ABFS Mortgage Loan Warehouse Trust 2003-1 Secured Notes
                    Series 2003-1 Purchase Agreement. (Incorporated by reference from Exhibit 10.6 of the Registrant's 9/25/03 Form 8-K).

     10.93          Commitment letter dated September 22, 2003 addressed to
                    American Business Financial Services Inc. from Chrysalis
                    Warehouse Funding, LLC. (Incorporated by reference from
                    Exhibit 10.7 of the Registrant's 9/25/03 Form 8-K).

     10.94          Fee letter dated September 22, 2003 addressed to American
                    Business Financial Services, Inc. and Chrysalis Warehouse
                    Funding, LLC from Clearwing Capital, LLC. (Incorporated by reference from Exhibit 10.8 of the Registrant's 9/25/03 Form
                    8-K).

     10.95          Amendment to Senior Secured Agreement dated as of September
                    22, 2003 among American Business Credit, Inc. and certain affiliates and JPMorgan Chase Bank and other parties thereto. (Incorporated by reference from Exhibit 10.9 of the Registrant's 9/25/03 Form 8-K).

     10.96          Waiver dated September 30, 2003 to Indenture, dated
                    September 22, 2003 between ABFS Mortgage Loan Warehouse
                    Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.13 of the Registrant's Current Report on From 8-K, filed on October
                    16, 2003 (the "10/16/03 Form 8-K")).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.97         First Amendment to First Amended and Restated Warehousing
                    Credit and Security Agreement, dated September 30, 2003,
                    between American Business Credit, Inc., American Business
                    Mortgage Services, Inc. and HomeAmerican Credit, Inc. and
                    Residential Funding Corporation. (Incorporated by reference from Exhibit 10.12 of the Registrant's 10/16/03 Form 8-K).

      10.98 Term-to-Term Servicing Agreement, Waiver and Consent dated as of September 30, 2003 between American Business Credit,
                    Inc., MBIA Insurance Corporation as Note Insurer and JP
                    Morgan Chase Bank as Trustee. (Incorporated by reference from Exhibit 10.14 of the Registrant's 10/16/03 Form 8-K).

      10.99 Extension of the Expiration Date dated September 30, 2003 under the Master Repurchase Agreement between Credit Suisse
                    First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc.
                    from Credit Suisse First Boston Mortgage Capital LLC to ABFS
                    Repo 2001, Inc. (Incorporated by reference from Exhibit
                    10.10 of the Registrant's 10/16/03 Form 8-K).

      10.100 Extension of the Expiration Date dated October 10, 2003 under the Master Repurchase Agreement between Credit Suisse
                    First Boston Mortgage Capital LLC and ABFS Repo 2001, Inc.
                    from Credit Suisse First Boston Mortgage Capital LLC to ABFS
                    Repo 2001, Inc. (Incorporated by reference from Exhibit
                    10.11 of the Registrant's 10/16/03 Form 8-K).

      10.101        Waiver dated October 3, 2003 to Indenture dated September
                    22, 2003 between ABFS Mortgage Loan Warehouse Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.8 of the Registrant's 10/16/03 Form 8-K).

      10.102        Master Loan and Security Agreement dated as of October 14,
                    2003 between ABFS Warehouse Trust 2003-2 and Chrysalis
                    Warehouse Funding, LLC. (Incorporated by reference from
                    Exhibit 10.1 of the Registrant's 10/16/03 Form 8-K).

      10.103 Asset Purchase Agreement dated as of October 14, 2003 between ABFS Warehouse Trust 2003-1 and ABFS Warehouse Trust
                    2003-2. (Incorporated by reference from Exhibit 10.2 of the Registrant's 10/16/03 Form 8-K).

      10.104        Asset Purchase Agreement dated as of October 14, 2003 among
                    HomeAmerican Credit, Inc., d/b/a Upland Mortgage, American
                    Business Mortgage Services, Inc., and American Business
                    Credit, Inc., as Sellers and ABFS Warehouse Trust 2003-1, as
                    Purchaser. (Incorporated by reference from Exhibit 10.3 of the Registrant's 10/16/03 Form 8-K).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.105        Amended and Restated Trust Agreement between HomeAmerican
                    Credit, Inc., American Business Mortgage Services, Inc., as
                    Depositors, and American Business Credit, Inc., ABFS
                    Consolidated Holdings, Inc., as IOS Depositor and Wilmington
                    Trust Company, as Owner Trustee. (Incorporated by reference from Exhibit 10.4 of the Registrant's 10/16/03 Form 8-K).

      10.106        Trust Agreement between ABFS Warehouse Trust 2003-1 and
                    Wilmington Trust Company. (Incorporated by reference from
                    Exhibit 10.5 of the Registrant's 10/16/03 Form 8-K).

      10.107        Fee and Right of First Refusal Letter addressed to ABFS
                    Warehouse Trust 2003-1, ABFS Warehouse Trust 2003-2,
                    American Business Financial Services, Inc. and its subsidiaries from Clearwing Capital, LLC. (Incorporated by reference from Exhibit 10.7 of the Registrant's 10/16/03
                    Form 8-K).

      10.108        Waiver dated as of October 8, 2003 to Indenture dated
                    September 22, 2003 between ABFS Mortgage Loan Warehouse
                    Trust 2003-1 and JP Morgan Chase Bank, as Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.9 of the Registrant's 10/16/03 Form 8-K).

      10.109 Pledge and Security Agreement dated as of October 14, 2003 between ABFS Warehouse Trust 2003-1 and Clearwing Capital,
                    LLC. (Incorporated by reference from Exhibit 10.6 of the Registrant's 10/16/03 Form 8-K).

      10.110        Servicing Agreement dated October 14, 2003 between ABFS
                    Warehouse Trust 2003-2, as Owner, Chrysalis Warehouse
                    Funding, LLC, as Lender, American Business Credit, Inc., as
                    Servicer, and Countrywide Home Loans Servicing LP, as Backup
                    Servicer. (Incorporated by reference from Exhibit 10.15 of the Registrant's 10/16/03 Form 8-K).

      10.111 Second Amended and Restated Sale and Servicing Agreement, dated as of October 16, 2003, by and among ABFS Greenmont, Inc., as Depositor, HomeAmerican Credit, Inc., d/b/a/ Upland
                    Mortgage, and American Business Mortgage Services, Inc., as
                    Originators and Subservicers, ABFS Mortgage Loan Warehouse
                    Trust 2000-2, as Trust, American Business Credit, Inc., as
                    Originator and Servicer, American Business Financial
                    Services, Inc., as Sponsor, and JPMorgan Chase Bank, as
                    Indenture Trustee and Collateral Agent. (Incorporated by reference from Exhibit 10.4 of the Registrant's Current
                    Report on Form 8-K, filed on October 24, 2003 (the "10/24/03
                    Form 8-K")).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.112        ABFS Mortgage Loan Warehouse Trust 2000-2 Secured Notes
                    Series 2000-2 Purchase Agreement, dated October, 16, 2003, by and between ABFS Greenmont, Inc., ABFS Mortgage Loan
                    Warehouse Trust 2000-2 and JPMorgan Chase Bank.
                    (Incorporated by reference from Exhibit 10.2 of the
                    Registrant's 10/24/03 Form 8-K).

      10.113        Fee Letter Agreement, dated October 16, 2003, addressed to
                    American Business Financial Services, Inc. from JPMorgan
                    Chase Bank. (Incorporated by reference from Exhibit 10.3 of the Registrant's 10/24/03 Form 8-K).

      10.114        Second Amended and Restated Indenture, dated as of October
                    16, 2003, by and between ABFS Mortgage Loan Warehouse Trust
                    2000-2, as Issuer, and JPMorgan Chase Bank, as Indenture
                    Trustee. (Incorporated by reference from Exhibit 10.1 of the Registrant's 10/24/03 Form 8-K).

      10.115        Waiver to Indenture, dated September 22, 2003, between ABFS
                    Mortgage Loan Warehouse Trust 2003-1 and JPMorgan Chase
                    Bank, as Indenture Trustee. (Incorporated by reference from Exhibit 10.15 of the Registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).

      10.116        Waiver to the Sale and Servicing Agreement, dated September
                    22, 2003, among ABFS Balapointe, Inc., HomeAmerican Credit,
                    Inc., ABFS Mortgage Loan Warehouse Trust 2003-1, American
                    Business Credit, Inc., American Business Financial Services,
                    Inc. and JPMorgan Chase Bank and to the 9/03 Amendment to the Senior Secured Credit Agreement, among: American
                    Business Credit, Inc., HomeAmerican Credit, Inc., New Jersey
                    Mortgage and Investment Corp., American Business Financial
                    Services, Inc. and The Chase Manhattan Bank, as amended
                    (Incorporated by reference from Exhibit 10.117 of the Registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended June 30, 2003 filed on December 11, 2003
                    (the "12/11/03 Form 10-K/A")).

      10.117 Consulting Agreement by and between ABFS and Milton Riseman, dated July 3, 2003. (Incorporated by reference from Exhibit
                    10.118 of the Registrant's 12/11/03 Form 10-K/A). **

      10.118 Amendment, dated December 1, 2003, to Consulting Agreement by and between the Company and Milton Riseman, dated July 3, 2003 (Incorporated by reference from Exhibit 10.119 of the Registrant's 12/11/03 Form 10-K/A).

      10.119 Joint Agreement dated December 22, 2003 (Incorporated by reference from Exhibit 99.2 of the Registrant's Current
                    Report on Form 8-K, filed on December 24, 2003).

      10.120        Security Agreement dated December 31, 2003 by and among ABFS
                    Consolidated Holdings, Inc., American Business Mortgage
                    Services, Inc., HomeAmerican Credit, Inc., American Business
                    Credit, Inc., and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 2,
                    2004).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.121        Second Waiver Letter, dated as of October 31, 2003, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., d/b/a Upland
                    Mortgage ("Upland"), American Business Mortgage Services,
                    Inc. ("ABMS"), American Business Credit, Inc. ("ABC"), ABFS
                    Mortgage Loan Warehouse Trust 2003-1, as trust ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee ("Indenture Trustee") and collateral agent, (ii) the Indenture, dated as of September
                    22, 2003, between the Trust and the Indenture Trustee; and
                    (iii) the 3/02 Amended and Restated Senior Secured Credit
                    Agreement, dated March 15, 2002 (as amended and supplemented by the 10/02 Letter of Credit Supplement, the 12/02
                    Amendment, the 3/03 Amendment, 3/31/03 Amendment and the
                    9/03 Amendment), among Upland ABMS, ABC, Tiger Relocation
                    Company, ABFS Residual 2002, Inc., and JPMorgan Chase Bank.
                    (Incorporated by reference from Exhibit 10.24 of the
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed on February 17, 2004 (the
                    "12/31/03 Form 10-Q")).

      10.122        Third Waiver Letter, dated as of December 31, 2003, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., d/b/a Upland
                    Mortgage ("Upland"), American Business Mortgage Services,
                    Inc. ("ABMS"), American Business Credit, Inc. ("ABC"), ABFS
                    Mortgage Loan Warehouse Trust 2003-1, as trust ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee ("Indenture Trustee") and collateral agent, (ii) the Indenture, dated as of September
                    22, 2003, between the Trust and the Indenture Trustee; and
                    (iii) the 3/02 Amended and Restated Senior Secured Credit
                    Agreement, dated March 15, 2002 (as amended and supplemented by the 10/02 Letter of Credit Supplement, the 12/02
                    Amendment, the 3/03 Amendment, 3/31/03 Amendment and the
                    9/03 Amendment), among Upland, ABMS, ABC, Tiger Relocation
                    Company, ABFS Residual 2002, Inc., and JPMorgan Chase Bank.
                    (Incorporated by reference from Exhibit 10.25 of the Registrant's 12/31/03 Form 10-Q).

      10.123        Employment Agreement dated December 24, 2003, by and between
                    American Business Financial Services, Inc. and Barry
                    Epstein. (Incorporated by reference from Exhibit 10.26 of the Registrant's 12/31/03 Form 10-Q). **

      10.124 Restricted Stock Agreement dated December 24, 2003, by and between American Business Financial Services, Inc. and Barry
                    Epstein. (Incorporated by reference from Exhibit 10.27 of the Registrant's 12/31/03 Form 10-Q). **

      10.125        Change in Control Agreement between the Company and Stephen
                    M. Giroux. (Incorporated by reference from Exhibit 10.28 of the Registrant's 12/31/03 Form 10-Q). **

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.126        Form of AMENDED AND RESTATED POOLING AND SERVICING
                    AGREEMENT, dated as of March 5, 2004, by and among
                    Prudential Securities Secured Financing Corporation, in its
                    capacity as Depositor of the Trust ("Depositor"), American
                    Business Credit, Inc., in its capacity as servicer
                    ("Servicer"), Wilshire Credit Corporation, in its capacity as back-up servicer, and JPMorgan Chase Bank (f/k/a The
                    Chase Manhattan Bank), in its capacity as trustee
                    ("Trustee"), relating to:
                    (i)   ABFS MORTGAGE LOAN TRUST 1996-2, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of August 31, 1996, by and among the Depositor, the
                          Servicer and the Trustee;
                    (iii) ABFS MORTGAGE LOAN TRUST 1997-1, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of March 1 1997, by and among the Depositor, the
                          Servicer and the Trustee;
                    (iii) ABFS MORTGAGE LOAN TRUST 1997-2, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of September 1, 1997, by and among the Depositor,
                          the Servicer and the Trustee;
                    (iv)  ABFS MORTGAGE LOAN TRUST 1998-1, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of February 1, 1998, by and among the Depositor,
                          the Servicer and the Trustee;
                    (v)   ABFS MORTGAGE LOAN TRUST 1998-2, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of June 1, 1998, by and among the Depositor, the
                          Servicer and the Trustee;
                    (vi)  ABFS MORTGAGE LOAN TRUST 1998-3, amending and
                          restating the Pooling and Servicing Agreement, dated
                          as of September 1, 1998, by and among the Depositor,
                          the Servicer and the Trustee.
                    (Incorporated by reference from Exhibit 10.1 of the
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 14, 2004 (the "03/31/04
                    Form 10-Q")).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.127        Form of AMENDED AND RESTATED SALE AND SERVICING AGREEMENT,
                    dated as of March 5, 2004, by and among Prudential
                    Securities Secured Financing Corporation, as depositor (the
                    "Depositor"), American Business Credit, Inc., as servicer
                    (the "Servicer"), Wilshire Credit Corporation, as Back-up
                    Servicer, JPMorgan Chase Bank (f/k/a Chase Bank of Texas,
                    N.A.), as collateral agent (the "Collateral Agent"), The
                    Bank of New York, as indenture trustee (the "Indenture
                    Trustee"), and:
                    (i)   ABFS MORTGAGE LOAN TRUST 1998-4, as issuer (the
                          "1998-4 Trust"), amending and restating the Sale and
                          Servicing Agreement, dated as of November 1, 1998, by
                          and among the Depositor, the 1998-4 Trust, the
                          Servicer, the Collateral Agent and the Indenture
                          Trustee;
                    (ii)  ABFS MORTGAGE LOAN TRUST 1999-1, as issuer (the
                          "1999-1 Trust"), amending and restating the Sale and
                          Servicing Agreement, dated as of March 1, 1999, by and
                          among the Depositor, the 1999-1 Trust, the Servicer,
                          the Collateral Agent and the Indenture Trustee;
                    (iii) ABFS MORTGAGE LOAN TRUST 1999-4, as issuer (the
                          "1999-4 Trust"), amending and restating the Sale and
                          Servicing Agreement, dated as of December 1, 1999, by
                          and among the Depositor, the 1999-4 Trust, the
                          Servicer, the Collateral Agent and the Indenture
                          Trustee.
                    (Incorporated by reference from Exhibit 10.2 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.128        Form of SUPPLEMENTAL INDENTURE NO. 1, dated as of
                    March 5, 2004, between The Bank Of New York, as indenture trustee (the "Indenture Trustee") and:
                    (i)   ABFS MORTGAGE LOAN TRUST 1998-4, as issuer
                          (the "1998-4 Trust"), supplementing the Indenture, dated as of November 1, 1998, between the 1998-4
                          Trust and the Indenture Trustee;
                    (ii)  ABFS MORTGAGE LOAN TRUST 1999-1, as issuer (the
                          "1999-1 Trust"), supplementing the Indenture, dated as of March 1, 1999, between the 1999-1 Trust and the Indenture Trustee;
                    (iii) ABFS MORTGAGE LOAN TRUST 1999-4, as issuer (the
                          "1999-4 Trust"), supplementing the Indenture, dated as of November 1, 1999, between the 1998-4 Trust and the Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.3 of the Registrant's 03/31/04 Form 10-Q).

      10.129        Form of amended DEFINED TERMS, constituting Appendix I to
                    Exhibits 10.127 and 10.128. (Incorporated by reference from Exhibit 10.4 of the Registrant's 03/31/04 Form 10-Q).

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.130        Form of AMENDED AND RESTATED SALE AND SERVICING AGREEMENT,
                    dated as of March 5, 2004, by and among Prudential
                    Securities Secured Financing Corporation, as depositor (the
                    "Depositor"), American Business Credit, Inc., as servicer
                    (the "Servicer"), Wilshire Credit Corporation, as back-up
                    servicer, JPMorgan Chase Bank, (f/k/a Chase Bank of Texas,
                    N.A.), as collateral agent (in such capacity, the
                    "Collateral Agent"), and JPMorgan Chase Bank (f/k/a The
                    Chase Manhattan Bank), as indenture trustee (in such
                    capacity, the "Indenture Trustee"), and:
                    (i)   ABFS MORTGAGE LOAN TRUST 1999-2, as issuer (the
                          "1999-2 Trust"), amending and restating
                          Sale and Servicing Agreement, dated as of June 1,
                          1999, by and among the Depositor, the 1999-2 Trust,
                          the Servicer, the Collateral Agent and the Indenture
                          Trustee;
                    (ii)  ABFS MORTGAGE LOAN TRUST 1999-3, as issuer (the
                          "1999-3 Trust"), amending and restating the Sale and
                          Servicing Agreement, dated as of September 1, 1999, by
                          and among the Depositor, the 1999-3 Trust, the
                          Servicer, the Collateral Agent and the Indenture
                          Trustee.
                    (Incorporated by reference from Exhibit 10.5 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.131        Form of SUPPLEMENTAL INDENTURE NO. 1, dated as of March 5,
                    2004, between JPMorgan Chase Bank (f/k/a The Chase Manhattan
                    Bank), as indenture trustee (the "Indenture Trustee") and:
                    (i)   ABFS MORTGAGE LOAN TRUST 1999-2, as issuer (the "1999-2
                          Trust"), supplementing the Indenture, dated as of June 1,
                          1999, between the 1999-2 Trust and the Indenture Trustee;
                    (ii)  ABFS MORTGAGE LOAN TRUST 1999-3, as issuer (the "1999-3
                          Trust"), supplementing the Indenture, dated as of September
                          1, 1999, between the 1999-3 Trust and the Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.6 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.132        Form of amended DEFINED TERMS, constituting Appendix I to
                    Exhibits 10.130 and 10.131. (Incorporated by reference from Exhibit 10.7 of the Registrant's 03/31/04 Form 10-Q).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.133        Amendment No. 1 to the POOLING AND SERVICING AGREEMENT,
                    SERIES 2003-1, dated as of the October 31, 2003, by and
                    among Bear Stearns Asset Backed Securities, Inc., as
                    Depositor (the "Depositor"), American Business Credit, Inc.,
                    as Servicer ("Servicer"), EMC Mortgage Corporation, as
                    Back-Up Servicer, JPMorgan Chase Bank, as Trustee and
                    Collateral Agent, Bear Stearns & Co. Inc., as Class A-1
                    Certificateholder, and Radian Asset Assurance Inc., as
                    Certificate Insurer, amending the Pooling And Servicing
                    Agreement relating to ABFS MORTGAGE LOAN TRUST 2003-1, dated as of March 1, 2003, by and among the Depositor, the
                    Servicer, and JPMorgan Chase Bank, in its capacity as
                    trustee, collateral agent and back-up servicer.
                    (Incorporated by reference from Exhibit 10.8 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.134        AMENDMENT NO. 1 TO THE POOLING AND SERVICING AGREEMENT,
                    SERIES 2002-1, dated as of February 20, 2004, by and among Bear Stearns Asset Backed Securities, Inc., as depositor
                    (the "Depositor"), American Business Credit, Inc., as servicer ("ABC"), JPMorgan Chasse Bank, as trustee and collateral agent (the "Trustee"), Ambac Assurance
                    Corporation, as Certificate Insurer and party entitled to exercise the voting rights of the Majority, and ABFS
                    Warehouse Trust 2003-1, as Class R Certificateholder, amending the POOLING AND SERVICING AGREEMENT, dated as of March 1, 2002, by and among the Depositor, ABC and the Trustee. (Incorporated by reference from Exhibit 10.9 of the Registrant's 03/31/04 Form 10-Q).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.135        Form of AMENDMENT NO. 1 TO THE SALE AND SERVICING AGREEMENT,
                    dated as of February 20, 2004, by and among, American
                    Business Credit, Inc., as Servicer ("ABC"), JPMorgan Chase
                    Bank (formerly known as The Chase Manhattan Bank), as
                    indenture trustee and JPMorgan Chase Bank (as successor to
                    Chase Bank of Texas, N.A.) as collateral agent
                    (collectively, the "Indenture Trustee"), Ambac Assurance
                    Corporation, as Note Insurer and as the party entitled to
                    exercise the voting rights of the Majority Noteholders, ABFS
                    Warehouse Trust 2003-1, as Holder of a majority of the
                    Percentage Interest in the Trust Certificates, and:
                    (i)   Prudential Securities Secured Financing Corporation,
                          as Depositor (the "Depositor") and ABFS Mortgage Loan
                          Trust 2000-1, as issuer (the "2000-1 Trust"), amending
                          the Sale and Servicing Agreement, dated as of March 1,
                          2000 by and among the Depositor, ABC, the Indenture
                          Trustee and the 2000-1 Trust;
                    (ii)  Prudential Securities Secured Financing Corporation,
                          as Depositor (the "Depositor") and ABFS Mortgage Loan
                          Trust 2000-2, as issuer (the "2000-2 Trust"), amending
                          the Sale And Servicing Agreement, dated as of June 1,
                          2000 by and among the Depositor, ABC, the Indenture
                          Trustee and the 2000-2 Trust;
                    (iii) Prudential Securities Secured Financing Corporation,
                          as Depositor (the "Depositor") and ABFS Mortgage Loan
                          Trust 2000-3, as issuer (the "2000-3 Trust"), amending
                          the Sale And Servicing Agreement, dated as of
                          September 1, 2000 by and among the Depositor, ABC, the
                          Indenture Trustee and the 2000-3 Trust;
                    (iv)  Bear Stearns Asset Backed Securities, Inc., as
                          depositor (the "Depositor") and ABFS Mortgage Loan
                          Trust 2000-4, as issuer (the "2000-4 Trust"), amending
                          the Sale and Servicing Agreement, dated as of December
                          1, 2000 by and among the Depositor, ABC, the Indenture
                          Trustee and the 2000-4 Trust.
                    (Incorporated by reference from Exhibit 10.10 of the
                    Registrant's 03/31/04 Form 10-Q).

      10.136        Waiver dated March 9, 2004 to the Pooling And Servicing
                    Agreement, dated as of March 1, 2002, as amended February
                    20, 2004 ("Pooling Agreement"), and the Sale And Servicing
                    Agreements, dated, respectively, as of March 1, 2000, June
                    1, 2000, September 1, 2000 and December 1, 2000, each as amended February 20, 2004 ("Sale Agreements"), issued by
                    Ambac Assurance Corporation, as Certificate Insurer under the Pooling Agreement and as Note Insurer under the Sale
                    Agreements. (Incorporated by reference from Exhibit 10.11 of the Registrant's 03/31/04 Form 10-Q).


     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.137        Waiver, dated April 14, 2004, to the Pooling And Servicing
                    Agreement, dated as of March 1, 2002, as amended February
                    20, 2004 ("Pooling Agreement"), and the Sale And Servicing
                    Agreements, dated, respectively, as of March 1, 2000, June
                    1, 2000, September 1, 2000 and December 1, 2000, each as
                    amended February 20, 2004 ("Sale Agreements"), issued by
                    Ambac Assurance Corporation, as Certificate Insurer under
                    the Pooling Agreement and as Note Insurer under the Sale
                    Agreements. (Incorporated by reference from Exhibit 10.12 of the Registrant's 03/31/04 Form 10-Q).

      10.138        Amendment No. 2 to the POOLING AND SERVICING AGREEMENT,
                    SERIES 2003-1, dated as of April 30, 2004, by and among Bear
                    Stearns Asset Backed Securities, Inc., as Depositor (the
                    "Depositor"), American Business Credit, Inc., as Servicer
                    ("Servicer"), EMC Mortgage Corporation, as Back-Up Servicer,
                    JPMorgan Chase Bank, as Trustee and Collateral Agent, Bear
                    Stearns & Co., Inc., as Class A-1 Certificateholder, and
                    Radian Asset Assurance, Inc., as Certificate Insurer, amending the Pooling And Servicing Agreement relating to ABFS MORTGAGE LOAN TRUST 2003-1, dated as of March 1, 2003, by and among the Depositor, the Servicer, and JPMorgan Chase
                    Bank, in its capacity as trustee, collateral agent and back-up servicer. (Incorporated by reference from Exhibit
                    10.13 of the Registrant's 03/31/04 Form 10-Q).

      10.139        Fourth Waiver Letter, dated as of March 31, 2004, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., American
                    Business Mortgage Services, Inc., American Business Credit,
                    Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee and collateral agent
                    ("Indenture Trustee") and JPMorgan Chase Bank, as note purchaser, and (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee.
                    (Incorporated by reference from Exhibit 10.14 of the Registrant's 03/31/04 Form 10-Q).

      10.140        Amendment No. 1 to Sale and Servicing Agreement, dated as of
                    May 12, 2004, amending the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc.,
                    HomeAmerican Credit, Inc., American Business Mortgage
                    Services, Inc., American Business Credit, Inc., ABFS
                    Mortgage Loan Warehouse Trust 2003-1, American Business
                    Financial Services, Inc., and JPMorgan Chase Bank, as note purchaser and as indenture trustee and collateral agent.
                    (Incorporated by reference from Exhibit 10.15 of the Registrant's 03/31/04 Form 10-Q).

      10.141        Employment Agreement dated May 24, 2004 by and between
                    American Business Financial Services, Inc. and Stephen M.
                    Giroux.**

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.142        Security Agreement dated June 30, 2004 among ABFS
                    Consolidated Holdings, Inc., American Business Mortgage
                    Services, Inc., HomeAmerican Credit, Inc., and American
                    Business Credit, Inc., and U.S. Bank National Association.
                    (Incorporated by reference from Exhibit 10.1 to the
                    Registrant's Current Report on Form 8-K dated June 28,
                    2004).

      10.143        Amendment No. 4 dated as of September 16, 2004, to Sale and
                    Servicing Agreement, among ABFS Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage
                    ("Upland"), American Business Mortgage Services, Inc.
                    ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., ABFS Mortgage Loan Warehouse
                    Trust 2003-1, as trust, American Business Financial
                    Services, Inc., as sponsor, JP Morgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser. (Incorporated by reference from Exhibit 10.1 of the Registrant's Current
                    Report on Form 8-K dated September 20, 2004).

      10.144        Amendment No. 5 dated as of September 30, 2004, to Sale and
                    Servicing Agreement, among ABFS Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage
                    ("Upland"), American Business Mortgage Services, Inc.
                    ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., as servicer, ABFS Mortgage
                    Loan Warehouse Trust 2003-1, as trust, American Business
                    Financial Services, Inc., as sponsor, JP Morgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser.
                    (Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated September 17,
                    2004).

      10.145 Amendment Number One to Master Loan and Security Agreement, dated as of September 30, 2004, by and between Chrysalis
                    Warehouse Funding, LLC, as lender, and ABFS Warehouse Trust
                    2003-2, as borrower.

      10.146 Letter Purchase Agreement dated as of September 27, 2004 by and among 50 By 50 LLC, as buyer, and American Business
                    Financial Services, Inc., as seller, and acknowledged and agreed to by ABFS Consolidated Holdings, Inc. and American
                    Business Credit, Inc.

      10.147        Fifth Waiver Letter, dated as of June 30, 2004, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., American
                    Business Mortgage Services, Inc., American Business Credit,
                    Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee and collateral agent
                    ("Indenture Trustee") and JPMorgan Chase Bank, as note purchaser, and (ii) the Indenture, dated as of September 22, 2003, between the Trust and the Indenture Trustee.

     EXHIBIT
     NUMBER                              DESCRIPTION
    -------         ------------------------------------------------------------
      10.148        Sixth Waiver Letter, dated as of September 30, 2004, from
                    JPMorgan Chase Bank regarding (i) the Sale and Servicing
                    Agreement, dated as of September 22, 2003, among ABFS
                    Balapointe, Inc., HomeAmerican Credit, Inc., American
                    Business Mortgage Services, Inc., American Business Credit,
                    Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"),
                    American Business Financial Services, Inc., and JPMorgan
                    Chase Bank, as indenture trustee and collateral agent
                    ("Indenture Trustee") and JPMorgan Chase Bank, as note
                    purchaser, and (ii) the Indenture, dated as of September 22,
                    2003, between the Trust and the Indenture Trustee.

      10.149        Form of Waiver, dated May 11, 2004, June 7, 2004, July 2,
                    2004, August 3, 2004, September 8, 2004 and October 4, 2004, to the Pooling And Servicing Agreement, dated as of March 1,
                    2002, as amended February 20, 2004 ("Pooling Agreement"), and the Sale And Servicing Agreements, dated, respectively, as of March 1, 2000, June 1, 2000, September 1, 2000 and
                    December 1, 2000, each as amended February 20, 2004 ("Sale
                    Agreements"), issued by Ambac Assurance Corporation, as
                    Certificate Insurer under the Pooling Agreement and as Note
                    Insurer under the Sale Agreements.

      11.1          Statement of Computation of Per Share Earnings (Included in
                    Note 21 of the Notes to June 30, 2004 Consolidated Financial
                    Statements).

      12.1          Computation of Ratio of Earnings to Fixed Charges.

      14.1          Code of Ethics for Senior Financial Officers.

      21.1          Subsidiaries of the Registrant.

      23.1          Consent of BDO Seidman, LLP.

      31.1          Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

      31.2          Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

      32.1          Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

____________

** Indicates management contract or compensatory plan or arrangement.

Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K.