Form 10-K/A
period 2004-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2004-10-28
CIK 772349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] YES [X] NO

         The aggregate market value of the registrant's common stock, par value $.001 per share ("Common Stock"), held by non-affiliates of the registrant based on the price at which the Common Stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $5.8 million.

         The number of shares outstanding of the registrant's Common Stock as of October 25, 2004, the last practicable date before the filing of this amendment to this Form 10-K was 3,598,342 shares.

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 is to file Part III of the Annual Report on Form 10-K, pursuant to Instruction G(3) of such form. Since American Business Financial Services, Inc. (the "Company") does not anticipate filing a definitive proxy statement within 120 days of the end of its fiscal year, it is, by this Amendment No. 1, filing information required by Part III of the Form 10-K.

                                    PART III

         Stock price and share information contained in this Amendment No. 1 to Form 10-K has been adjusted to reflect previously issued stock dividends.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

GENERAL

         The Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") of the Company currently provides that the Board of Directors shall consist of not less than one nor more than fifteen directors and that within these limits the number of directors shall be as established by the Board. The Board has set the number of directors at seven. The Company's Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, having staggered terms of office, which are as equal in number as possible. The members of each class of directors are to be elected for a term of three years or until their successors are elected and qualified. The Company's Certificate of Incorporation does not permit stockholders to cumulate their votes for the election of directors.

         The following table sets forth certain information regarding the Company's Board of Directors.

                                                   POSITION(S) HELD                 DIRECTOR       TERM TO
                NAME                  AGE (1)      IN THE COMPANY                    SINCE         EXPIRE
--------------------------------------------------------------------------------------------------------------
Anthony J. Santilli...............      62     Chairman, President, Chief             1993          2004
                                               Executive Officer, Chief
                                               Operating Officer and Director
Leonard Becker...................       81     Director                               1993          2005
Michael R. DeLuca................       73     Director                               1993          2006
Jerome Miller....................       71     Director                               2002          2005
Warren E. Palitz.................       60     Director                               2003          2006
Joseph F. Pignotti...............       57     Director                               2004          2004(2)
Harold E. Sussman................       79     Director                               1993          2004

-----------------
(1) As of October 25, 2004.

(2) Mr. Pignotti was elected to the Board of Directors in February 2004 to serve until the next annual meeting of the Company's stockholders or until his successor shall have been elected and qualified.

         The principal occupation of each director of the Company is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

         ANTHONY J. SANTILLI is the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer. He has held these positions since early 1993 when the Company became the parent company of American Business Credit, Inc. He has been an executive officer of American Business Credit, Inc. since June 1988 and of each of the other subsidiaries of the Company since their formation. Prior to the founding of American Business Credit, Inc. in 1988, Mr. Santilli was Vice President and Department Head of the Philadelphia Savings Fund Society, a savings association, referred to as PSFS in this document. As such, Mr. Santilli was responsible for PSFS' commercial relationships with small and middle market business customers. Mr. Santilli also served as the Secretary of PSFS' Asset/Liability Committee from May 1983 to June 1985 and as the Secretary of PSFS' Policy Committee from June 1986 to June 1987. Mr. Santilli is the husband of Beverly Santilli.

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

         MICHAEL R. DELUCA is Chairman of the Board of Lux Products Corporation, a manufacturer and merchandiser of thermostats and timers, a position he has held since 2003. Mr. DeLuca has been a director of Lux Products Corporation since 1991 and served as Chief Executive Officer from 1991 to 2003. Mr. DeLuca was President, Chairman of the Board, Chief Executive Officer and a former owner of Bradford-White Corporation, a manufacturer of plumbing products from 1982 to the end of 1991. Mr. DeLuca formerly served as a director of BWC-West, Inc. and Bradford-White International.

         JEROME MILLER, D.O. is currently the medical director of GE Financial Assurance Co., which provides claim review services for insurance companies affiliated with General Electric Co. Dr. Miller has held this position since August of 2001. From February 1986 through July 2000, Dr. Miller was a physician in the Frankford Health System, a family medical practice. Prior to that time, Dr. Miller was a private practitioner.

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

         JOSEPH F. PIGNOTTI has been employed since 1996 as Executive Vice President of Friendly Finance Corporation, an auto finance company, and since 2003 he has been serving as a corporate consultant for the First Mutual Corporation, a mortgage banking company. From 1996 to 2002, Mr. Pignotti served as a corporate consultant to Wells Fargo Financial Preferred Capital, Inc., a subsidiary of Wells Fargo & Company specializing in secured commercial loans to the finance company industry. Mr. Pignotti also served as a corporate consultant to the Company from 1997 to 2002. In addition, from 1982 to 1996, Mr. Pignotti was Executive Vice President of BankAmerica Business Credit, Inc. (formerly Security Pacific Business Credit, Inc.), and from 1964 to 1982, he worked as Vice President of First Pennsylvania Bank, N.A.

         HAROLD E. SUSSMAN is currently retired. From 1972 until December 31, 2002, Mr. Sussman was a partner in the real estate firm of Lanard & Axilbund, Inc., a major commercial and industrial real estate brokerage and management firm in the Delaware Valley, Pennsylvania and Fort Lauderdale and Miami, Florida.

         Information in response to Item 401 of Regulation S-K regarding the Company's executive officers who are not directors is included in "Item 1. Business" of the Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 13, 2004 and is incorporated herein by reference.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         The members of the Audit Committee consist of Messrs. Becker, DeLuca and Pignotti. Mr. Pignotti replaced Mr. Steinberg, as a member of the Audit Committee, effective February 20, 2004. Prior to Mr. Steinberg's resignation as an Audit Committee member as of February 20, 2004, Mr. Steinberg served as both an Audit Committee member and consultant to the Company. See "Item 13. Certain Relationships and Related Transactions" for a description of Mr. Steinberg's consulting services to the Company and the compensation paid to him relating to such consulting services. The Board of Directors determined that Mr. Steinberg's service on the Audit Committee prior to his resignation was required by the best interests of the Company and its stockholders under the exceptional and limited circumstances exception set forth in Rule 4350A(d)(2)(B) of the Corporate Governance Rules of The Nasdaq Stock Market, Inc. (the "Nasdaq Corporate Governance Rules"). The Board of Directors has determined that each member of the Audit Committee is independent, as defined in applicable Nasdaq Corporate Governance Rules and SEC regulations. In addition, the Board of Directors has determined that Mr. Pignotti qualifies as an audit committee financial expert, as defined in applicable SEC rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Information in response to Item 405 of Regulation S-K is included in "Item 10. Directors and Executive Officers of the Registrant" of the Form 10-K filed with the SEC on October 13, 2004 and is incorporated herein by reference.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

         Information in response to Item 406 of Regulation S-K is included in the Form 10-K filed with the SEC on October 13, 2004 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

GENERAL

         The following table sets forth information regarding compensation paid by the Company and its subsidiaries to the Chief Executive Officer and each executive officer whose total annual salary and bonus exceeded $100,000 during fiscal 2004 (the "Named Officers").

                                                  SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                 ANNUAL COMPENSATION                  COMPENSATION AWARDS
                                    --------------------------------------------   --------------------------
                                                                    OTHER ANNUAL   RESTRICTED      SECURITIES
              NAME AND                                              COMPENSATION     STOCK         UNDERLYING    ALL OTHER
        PRINCIPAL POSITION          YEAR     SALARY       BONUS           (1)        AWARD(S)       OPTIONS(2)  COMPENSATION
-------------------------------     ----    --------   ------------ ------------   ------------    ----------  --------------
Anthony J. Santilli                 2004    $764,344        $0            --          --                0          $2,438 (5)
Chairman, President, Chief          2003     755,221   229,639  (3)       --          --                0           2,238
Executive Officer, Chief            2002     710,844   694,313            --          --           13,310 (4)       1,988
Operating Officer and Director

Barry P. Epstein (6)                2004    $215,538        $0            --       $897,600 (7)        0          $10,000 (6)
Managing Director of the National
Wholesale Residential Mortgage
Division

Stephen M. Giroux                   2004    $242,500        $0            --          --                0          $2,517 (5)
Executive Vice President, General   2003     212,500         0            --          --                0           2,039
Counsel and Secretary               2002     203,750    64,875            --          --            3,025 (8)       1,988

Albert W. Mandia                    2004    $446,093        $0            --          --                0          $2,020 (5)
Executive Vice President and        2003     427,950    39,002 (9)        --          --                0           2,039
Chief Financial Officer             2002     403,125   201,563            --          --                0           1,988

Milton Riseman                      2004    $184,202        $0            --          --           55,000 (10)    $31,233 (11)
Chairman of the Consumer Mortgage   2003     399,250         0            --          --                0             725
Group                               2002     376,250   188,125            --          --                0             729

Jeffrey M. Ruben                    2004    $392,430        $0            --          --                0          $1,988 (5)
Executive Vice President            2003     376,500    15,000 (12)       --          --                0           1,988
                                    2002     354,750   177,375            --          --                0           1,988


Beverly Santilli                    2004    $521,400        $0            --          --                0          $1,988 (5)
President of American Business      2003     525,406   126,500 (13)       --          --                0           1,543
Credit, Inc. and Executive Vice     2002     494,500   483,000            --          --                0           1,360
President of HomeAmerican Credit,
Inc.

----------------
(1) Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of each Named Officer's total salary and bonus.

(2) Share and exercise price information contained in this table reflects all previously issued stock dividends.

(3) Includes $191,639 paid in fiscal year 2003 for performance results achieved during fiscal year 2002 and $38,000 paid in fiscal year 2003 for performance results achieved during the first quarter of fiscal year 2003.

(4) Represents an option to purchase 13,310 shares of Common Stock, granted to Mr. Santilli in fiscal 2002 at an exercise price of $13.15 per share.

(5) Represents the Company's contributions to the 401(k) Plan on behalf of each Named Officer.

(6) Mr. Epstein's employment with the Company commenced December 24, 2003. Includes reimbursement of relocation expenses of $10,000.

(7) Represents the value of the grant of 200,000 shares (220,000 after adjustment for a stock dividend) of restricted Common Stock awarded to Mr. Epstein as an inducement to him to accept a position with the Company based upon the closing price of $4.08 per share of Common Stock on the date of grant, as adjusted for the stock dividend. The award was valued at $990,000 based upon the closing price of $4.50 per share of Common Stock as of June 30, 2004. These shares vest at a rate of 50% of the initial award when Monthly Wholesale Originations ("MWOs") meet or exceed $100.0 million and the remaining shares vest when such MWOs meet or exceed $200.0 million. The vesting of the first 50% of the initial award occurred on June 30, 2004. To the extent that the Company will be paying dividends on its Common Stock, the foregoing grant will be eligible to receive such dividends.

(8) Represents an option to purchase 3,025 shares of Common Stock granted to Mr. Giroux in fiscal 2002 at an exercise price of $11.45 per share.

(9) Represents a transaction based award for services in fiscal 2002 valued at $14,002 and a transaction based award paid October 2003 for services in the first quarter of fiscal 2003, not awards under the Executive Management Incentive Plan.

(10) Represents options to purchase 55,000 shares of Common Stock granted to Mr. Riseman in fiscal 2004 at an exercise price of $3.93 per share.

(11) Includes Company contributions to the 401(k) Plan on behalf of Mr. Riseman in the amount of $156 and $31,077 paid to Mr. Riseman upon his retirement from the Company on July 2, 2003. Mr. Riseman ended his retirement and rejoined the Company in November 2003.

(12) Represents a transaction based award paid during the first quarter of fiscal 2003, not an award under the Executive Management Incentive Plan.

(13) Entire bonus paid in fiscal 2003 for performance results achieved during fiscal 2002.

         EXECUTIVE MANAGEMENT INCENTIVE PLAN. During fiscal 1997, the Board of Directors adopted an Executive Management Incentive Plan for the benefit of certain officers of the Company and its subsidiaries, including certain of the Company's executive officers. The plan, which was amended in fiscal 2002, is intended to motivate management toward the achievement of the Company's business goals and objectives by rewarding management in the form of annual bonuses if certain established Company and individual goals are attained. No bonus is payable under this plan unless the corporate financial goals are reached, subject to exceptions at the Board's discretion. Selected officers at the level of Senior Vice President and above are eligible to participate in the plan. Bonuses are determined based upon the achievement of qualitative and quantitative individual, departmental and Company goals pursuant to a formula under which various factors are weighted with the maximum award based upon the selected officer's position and contribution to the Company's overall performance. Bonuses may be prorated to the extent an eligible participant has not been employed by the Company for a full 12-month period and may be paid in cash, in shares of Common Stock, or a combination of cash and Common Stock. The Executive Management Incentive Plan does not include Mr. Santilli and Mrs. Santilli, as their annual cash bonus is determined in accordance with the terms of his or her respective employment agreement. Mr. Ruben's employment agreement provides that his participation in any cash bonus plans of the Company is to be determined by the Board of Directors. The employment agreements of Messrs. Mandia and Giroux provide for each to receive a cash bonus of up to 50% of his respective salary if the Company achieves goals set for purposes of the Executive Management Incentive Plan.

         1993 STOCK OPTION PLAN. In 1993, the Company adopted, and the stockholders approved, the Company's Amended and Restated Stock Option Plan (the "1993 Stock Option Plan"). In September 2002, the Compensation Committee of the Board of Directors determined that no further grants would be made under the 1993 Stock Option Plan.

         The 1993 Stock Option Plan provided for the award of options to purchase up to an aggregate of 876,645 shares of Common Stock (as adjusted for all subsequent stock dividends). Officers and key employees of the Company were eligible to receive grants under the 1993 Stock Option Plan. Although no further grants will be made under the 1993 Stock Option Plan, the Compensation Committee will continue to administer the 1993 Stock Option Plan until all outstanding options have expired or been exercised. The Compensation Committee has the discretion to interpret provisions of the 1993 Stock Option Plan and to make all other determinations necessary or advisable.

         1999 STOCK OPTION PLAN. An aggregate of 825,000 shares (as adjusted for all stock dividends) of Common Stock are authorized for issuance under the Amended and Restated 1999 Stock Option Plan (the "1999 Stock Option Plan"). As of June 30, 2004, options with respect to all shares of Common Stock authorized for issuance under the 1999 Stock Option Plan were granted and options for the purchase of 104,328 additional shares of Common Stock were granted under the 1999 Stock Option Plan, subject to stockholder approval.

         All of the Company's officers, directors, important consultants and key employees are eligible to receive an option under the 1999 Stock Option Plan which provides for the grant of options intended to qualify as incentive stock options ("Incentive Stock Options") under Section 422 of the Internal Revenue Code (the "Code") and options not intended to qualify as Incentive Stock Options ("Non-Qualified Stock Options"). To qualify as an Incentive Stock Option, an option granted to a stockholder owning, directly or indirectly, in excess of 10% of the outstanding Common Stock, in addition to satisfying all generally applicable rules governing incentive options under the Code, must have an exercise price equal to or greater than 110% of the fair market value of a share of Common Stock on the date of grant and must not be exercised more than five years from the date of grant. Additionally, the maximum aggregate fair market value of the shares of Common Stock (determined when the Incentive Stock Option is granted) with respect to which Incentive Stock Options are first exercisable by an employee in any calendar year cannot exceed $100,000. Payment of the exercise price for options granted under the 1999 Stock Option Plan may be made in cash, shares of Common Stock, or a combination of both as determined by the Committee, as defined below.

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

         2001 STOCK INCENTIVE PLAN. All officers at the level of Vice President and above as well as certain other employees of the Company and of any present or future Company parent or subsidiary corporation selected by the Compensation Committee are eligible to receive awards of stock under the 2001 Stock Incentive Plan ("2001 Plan"). Under the 2001 Plan, 177,622 shares (as adjusted for all stock dividends) are authorized for issuance. As of June 30, 2004, 175,625 shares of Common Stock were awarded under the 2001 Plan and 1,997 shares of Common Stock remained available for award.

         Under the 2001 Plan, the Compensation Committee has the authority, in its discretion, to grant awards entitling the participant to receive a stated number shares of the Company's Common Stock, which awards may be subject to restrictions or forfeiture for a period of time as stipulated by the Compensation Committee. The dollar value of awards granted under the 2001 Plan is based upon the fair market value of the Company's Common Stock on the date of grant. Subject to the limitations of the 2001 Plan, the awards made to officers at the level of Vice President and above will be based upon corporate, departmental and individual performance criteria developed by the Compensation Committee pursuant to the guidelines described in the 2001 Plan. Awards made to other employees under the 2001 Plan will be based upon criteria established by the Compensation Committee from time to time.

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

         All awards of Common Stock granted pursuant to the 2001 Plan may be subject to vesting for a period of time and will become vested under the 2001 Plan in accordance with a vesting schedule, if any, set by the Compensation Committee at the time of grant. Under the terms of the 2001 Plan, the Compensation Committee may also establish an additional period of time during which the participant must hold the vested shares prior to resale. During the restricted period, if any, the participant shall have the right to vote the shares subject to the award. Pursuant to the terms of the 2001 Plan, the Company will defer the payment of cash dividends to the participant on any unvested shares until the shares vest and are no longer subject to the restrictions. The Company will hold any deferred cash dividends for the account of the participant and will pay interest on the deferred dividends at a rate determined by the Compensation Committee.

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

         The Board of Directors may amend or supplement the 2001 Plan, including the form of agreement evidencing the award, in any way, or suspend or terminate such plan at any time, as determined by the Board of Directors without the approval of stockholders; provided, however, that such action shall not affect awards granted under the 2001 Plan prior to the actual date on which such action occurred. Unless terminated earlier by the Board of Directors, the 2001 Plan shall continue in effect for a period of ten years or until all shares subject to awards have been granted and any restrictions applicable to such shares lapse; provided, that no options may be granted more than ten years after the date of the adoption of the 2001 Plan.

         ADMINISTRATION OF 1999 STOCK OPTION PLAN AND 2001 PLAN. The 1999 Stock Option Plan is administered by the Board of Directors of the Company, or a Compensation Committee appointed by the Company's Board of Directors. In the description of the 1999 Stock Option Plan, the term "Committee" refers to either the Company's Board of Directors or the Compensation Committee. The 2001 Plan is administered by the Compensation Committee appointed by the Board of Directors. The Compensation Committee must consist of a minimum of two and a maximum of five members of the Board of Directors, each of whom is a "Non-Employee Director" as defined in the SEC Regulations. The Compensation Committee is responsible for administration of the 1999 Stock Option Plan and the 2001 Plan and has the right to construe the 1999 Stock Option Plan and the 2001 Plan and the options or awards issued pursuant to such plans, as applicable, to correct defects and omissions and to reconcile inconsistencies to the extent necessary to effectuate the purpose of the 1999 Stock Option Plan and the 2001 Plan and the options or awards issued pursuant to such plans, as applicable.

         The following table sets forth information regarding options to purchase Common Stock granted to the Chief Executive Officer and each Named Officer during fiscal 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

--------------------------------------------------------------------------------------------------------------
                                       NUMBER OF      % OF TOTAL
                                       SECURITIES       OPTIONS
                                       UNDERLYING      GRANTED TO   EXERCISE OR                     GRANT DATE
                                        OPTIONS       EMPLOYEES IN   BASE PRICE                      PRESENT
         NAME                          GRANTED(#)(1)   FISCAL YEAR    ($/SH)      EXPIRATION DATE   VALUE($)(2)
---------------------------------------------------------------------------------------------------------------
Anthony J. Santilli                         0              --            --             --               --
Chairman, President, Chief Executive
Officer, Chief Operating Officer and
Director

Barry P. Epstein                            0              --            --             --               --
Managing Director of the National
Wholesale Residential Mortgage
Division

Stephen M. Giroux                           0              --            --             --               --
Executive Vice President, General
Counsel and Secretary

Albert W. Mandia                            0              --            --             --               --
Executive Vice President
and Chief Financial Officer

Milton Riseman                           55,000           9.9%        $3.93        November 24,       $77,990
Chairman of the Consumer Mortgage                                                      2005
Group

Jeffrey M. Ruben                            0              --            --             --               --
Executive Vice President

Beverly Santilli                            0              --            --             --               --
President of American Business Credit,
Inc. and Executive Vice President of
HomeAmerican Credit, Inc.

-----------------
(1) The information in this table has been adjusted to reflect all stock dividends.

(2) The Company utilized the Black-Scholes option pricing model. The Company's use of this model should not be construed as an endorsement of its accuracy for valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual performance of the Company's Common Stock during the applicable period. The following Black-Scholes assumptions were utilized:

                  Risk-free interest rate                 1.89%
                  Dividend yield                          2.50%
                  Expected life                         2 years
                  Market price at grant                   $3.93
                  Expected volatility                       70%

         The following table sets forth information regarding options exercised by the Chief Executive Officer and each Named Officer during fiscal 2004 and the values of options held by such individuals at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                     NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                                          UNDERLYING             IN-THE-MONEY
                                                                     UNEXERCISED OPTIONS          OPTIONS AT
                                                                     AT FISCAL YEAR END        FISCAL YEAR END
                                  SHARES ACQUIRED     VALUE              EXERCISABLE/            EXERCISABLE/
              NAME                  ON EXERCISE     REALIZED($)        UNEXERCISABLE(1)        UNEXERCISABLE(2)
-------------------------------   ---------------   -----------      --------------------    --------------------
Anthony J. Santilli                       0              $0               51,740/0               $28,928/$0
Chairman, President, Chief
Executive Officer, Chief
Operating Officer and
Director (3)

Barry P. Epstein                         0               $0                  0/0                     N/A
Managing Director of the
National Wholesale Residential
Mortgage Division

Stephen M. Giroux                        0               $0              3,871/2,481                $0/$0
Executive Vice President,
General Counsel and Secretary (4)

Albert W. Mandia                         0               $0             47,002/15,812               $0/$0
Executive Vice President and
Chief Financial Officer (5)

Milton Riseman                           0               $0                0/55,000               $0/$31,350
Chairman of the Consumer
Mortgage Group (6)

Jeffrey M. Ruben                         0               $0             53,337/15,972               $0/$0
Executive Vice President (7)

Beverly Santilli                         0               $0              37,365/5,324               $0/$0
President of American Business
Credit, Inc. and Executive Vice
President of HomeAmerican
Credit, Inc. (8)

----------------
(1) Shares subject to options and exercise prices in the table above are as of June 30, 2004 and have been adjusted to reflect all stock dividends.

(2) Represents the aggregate market value (market price of Common Stock less the exercise price) of the options granted based upon the closing sales price per share of $4.50 on June 30, 2004.

(3) Mr. Santilli holds currently exercisable options to purchase 31,443 shares, 6,987 shares and 13,310 shares of Common Stock at an exercise price of $3.58 per share, $12.70 per share and $13.15 per share, respectively.

(4) Mr. Giroux holds currently exercisable options to purchase 2,661 shares and 1,210 shares of Common Stock at an exercise price of $9.77 per share and $11.45 per share, respectively. Additionally, Mr. Giroux has options, which are currently not exercisable, to purchase 666 shares and 1,815 shares of Common Stock at an exercise price of $9.77 per share and $11.45 per share, respectively.

(5) Mr. Mandia holds currently exercisable options to purchase 13,974 shares, 21,296 shares and 11,732 shares of Common Stock at an exercise price of $16.46 per share, $9.77 per share and $4.60 per share, respectively. Additionally, Mr. Mandia has options, which are currently not exercisable, to purchase 5,324 shares and 10,488 shares of Common Stock at an exercise price of $9.77 per share and $4.60 per share, respectively.

(6) Mr. Riseman has 55,000 options, which are currently not exercisable, to purchase shares of Common stock at an exercise price of $3.93 per share.

(7) Mr. Ruben holds currently exercisable options to purchase 10,480 shares, 5,589 shares, 21,296 shares and 15,972 shares of Common Stock at an exercise price of $14.85 per share, $17.13 per share, $9.77 per share and $4.60 per share, respectively. Additionally, Mr. Ruben has options, which are currently not exercisable, to purchase 5,324 shares and 10,648 shares of Common Stock at an exercise price of $9.77 per share and $4.60 per share, respectively.

(8) Mrs. Santilli holds currently exercisable options to purchase 10,480 shares, 5,589 shares, and 21,296 shares of Common Stock at an exercise price of $14.85 per share, $17.13 per share and $9.77 per share, respectively. Additionally, Mrs. Santilli has options, which are currently not exercisable, to purchase 5,324 shares of Common Stock at an exercise price of $9.77 per share.

EMPLOYMENT AGREEMENTS

         In 1997, the Company entered into employment agreements with each of Anthony J. Santilli, Beverly Santilli and Jeffrey M. Ruben pursuant to which their initial annual base salaries were set at $300,000, $200,000 and $125,000, respectively. The employment agreements with Mr. and Mrs. Santilli were subsequently amended in October 1997. Pursuant to these agreements, the salaries of Mr. and Mrs. Santilli are subject to increase but not decrease on an annual basis, based upon the Consumer Price Index, and may also be increased from time to time by the Board of Directors. Mr. Ruben's salary is subject to increase on an annual basis based upon the Consumer Price Index and may also be increased from time to time by the Chief Executive Officer. Once increased, Mr. Ruben's salary may not be decreased following a "change in control" of the Company. The employment agreements are designed to assist the Company in maintaining a stable and competent management team. Certain of the terms of such agreements, including the amendments, are described below.

         Each agreement terminates upon the earlier of: (a) the employee's death, permanent disability, termination of employment for cause, voluntary resignation or seventieth birthday or (b) the later of: (i) the fifth anniversary (Mr. Santilli and Mrs. Santilli) or third anniversary (Mr. Ruben) of the execution of the agreement; or (ii) five years (Mr. Santilli and Mrs. Santilli) or three years (Mr. Ruben) from any anniversary date of the respective agreement. Notwithstanding the preceding, if the Company notifies: (a) Mr. or Mrs. Santilli of its intent to terminate his or her respective employment without cause during the term of the respective agreement, the agreement terminates five years from the date of the notice, or (b) Mr. Ruben of its intent to terminate his employment without cause during the term of his agreement, his agreement would terminate three years from the date of such notice, except that while Mr. Santilli is Chief Executive Officer of the Company, the Company may terminate Mr. Ruben without cause upon payment to Mr. Ruben of a lump sum amount equal to his then current annual base salary.

         The employment agreements with each of Mr. and Mrs. Santilli also provide for a cash payment to each employee equal to 299% of the last five years' average annual compensation as calculated in accordance with Section 280G of the Internal Revenue Code (in addition to any other payments and benefits due under the agreements) in the event of a change in control (as described below) of the Company during the term of the agreements to which such employee does not consent in such individual's capacity as a director or stockholder of the Company. Mr. Ruben's agreement provides for a similar cash payment only if his employment is terminated in the event of a change in control, which payment shall be in lieu of any additional payment which may be due pursuant to the terms of his agreement. The agreements with Mr. Ruben and Mrs. Santilli also provide that in the event of a change in control of the Company, each employee's stock options shall vest in full (provided, that in the case of Mrs. Santilli, she does not consent to such change in control). The vesting of options and the receipt of other payments and benefits provided for under the agreements upon a change in control of the Company may subject an employee to the payment of an excise tax equal to 20% of all payments contingent upon a "change in control" made in excess of the employee's base compensation. Under the terms of the agreements, in such event the Company will pay the employees an additional amount such that the net amount of payments retained by the employees after the payment of any excise tax and any federal, state and local income and employment taxes and the excise tax on the additional amount paid by the Company shall be equal to the total amount of payments and benefits owed to the employee calculated in accordance with the terms of the agreements without payroll deductions for any tax liabilities. The Company is not entitled to a deduction for any payments made to employees pursuant to these terms of the agreements which subject the Company to an excuse of tax liability. For purposes of all of the employment agreements, a "change in control" of the Company shall include:
(a) a change in the majority of the members of the Board of Directors within a two-year period, excluding a change due to the voluntary retirement or death of any board member (with respect to Mr. Ruben's agreement, no change in control as a result of a change in the majority of the directors will be deemed to occur under the terms of his agreement if Mr. Santilli remains Chairman of the Board), or (b) a person or group of persons acting in concert (as defined in Section 13(a) of the Exchange Act) acquires beneficial ownership, within the meaning of Rule 13(d)(3) of the Rules and Regulations of the SEC promulgated pursuant to the Exchange Act, of a number of voting shares of the Company which constitutes
(i) 50% or more of the Company's shares voted in the election of directors, or
(ii) more than 25% of the Company's outstanding voting shares.

         Based upon their current salaries, if Mr. Santilli, Mrs. Santilli and Mr. Ruben had been terminated as of June 30, 2004 under circumstances entitling them to change in control payments (excluding the value realized upon the exercise of options or any excise tax and other payments described above, which amounts may vary based upon a variety of factors, including but not limited to, the acquisition price and the timing of the change in control), Mr. Santilli, Mrs. Santilli and Mr. Ruben would have been entitled to receive a lump sum payment of approximately $3,638,504, $2,467,480 and $1,363,963, respectively. In addition, Mr. Santilli's and Mrs. Santilli's agreements would continue to be in force for the remainder of their respective terms as described above.

         Each employment agreement also prohibits the employee from divulging confidential information regarding the Company's business to any other party and prohibits the employee, during the term of the agreement, from engaging in a business or being employed by a competitor of the Company without the prior written consent of the Company. The Company may extend the non-compete provisions of any of the agreements at its option (or in the case of Mr. Ruben, with his consent) for up to one year following the termination of such agreement upon payment to the employee of an amount equal to the highest annual salary and bonus received by the employee during any fiscal year during the term of the agreement; provided, however, that the non-compete provisions of Mr. Ruben's contract shall be automatically extended for one year in the event he is terminated without cause and receives a severance payment pursuant to the terms of his agreement, unless he returns a pro rata portion of the severance payment received from the Company.

         The employment agreements with Mr. Santilli and Mrs. Santilli also provide for the payment of an annual cash bonus if the Company meets at least eighty percent (80%) of the targets established by the Board. Mr. Ruben's agreement provides that his participation in the Company's Executive Management Incentive Plan is established by the Board. Each employment agreement also provides the employees with certain other benefits including an allowance for company car for each of Mr. Santilli and Mrs. Santilli, payment of certain life, health (including the payment of health insurance benefits for the family of Mr. Santilli and Mrs. Santilli) and disability insurance payments and reimbursement for all reasonable expenses incurred by the employee in the performance of his or her duties. In the event Mr. Santilli becomes disabled (as defined in the agreement) during the term of his agreement, such employment agreement also provides for the payment of monthly disability payments to him in an amount equal to his monthly salary prior to the disability less any disability benefits received by Mr. Santilli pursuant to any disability insurance paid for, in whole or in part, by the Company for the period of his disability, but in no event beyond the date Mr. Santilli reaches 65 years of age.

         In 1998, the Company entered into a letter agreement with Albert W. Mandia in connection with his employment as Chief Financial Officer of the Company. The agreement, as amended, provides that Mr. Mandia shall receive an initial annual base salary of $275,000 and is eligible to receive a bonus of up to 50% of his annual salary if Mr. Mandia and the Company achieve the goals and objectives established and agreed upon by Mr. Mandia and the Chief Executive Officer. Mr. Santilli may increase Mr. Mandia's annual base salary from time to time. The agreement also provides Mr. Mandia with certain other benefits including a car allowance and life insurance. Mr. Mandia also received options to purchase 12,500 shares of the Company's Common Stock in connection with entering into the letter agreement. If Mr. Mandia's employment is terminated for any reason, except for cause as defined in the letter agreement, he will be entitled to receive a lump sum payment equal to one year's base salary. The Company and Mr. Mandia are also parties to a supplementary letter agreement dated October 1, 1998. This supplementary letter agreement provides that in the event Mr. Mandia's employment is terminated after a change in control, Mr. Mandia would receive two times: (a) his highest annual salary of the twelve month period preceding the termination of his employment ($446,093 as of June 30, 2004) and (b) his highest annual bonus paid in any of the three fiscal years preceding termination. A "change in control" is defined in the supplementary letter agreement as: (a) a merger or consolidation except where the Company would retain 75% voting power after giving effect to such merger or consolidation or where an employee group (then existing management and employees) would control 20% of the voting securities after giving effect to the merger or consolidation; (b) a sale or liquidation of all or substantially all of the assets of the Company pursuant to a plan approved by the stockholders of the Company except if an employee group would retain at least 20% of such assets after giving effect to such plan; (c) the acquisition of 50% or more of the voting securities of the Company then outstanding except if such acquisition was by an employee group or pursuant to an agreement negotiated with the Company; or
(d) the replacement of a majority of the Board of Directors during any 24-month period (excluding voluntary resignations and placements made by the Board of Directors or an employee group). The payments are not payable under the supplementary letter agreement if Mr. Mandia is terminated for cause, however he would still be entitled to the payments related to a change in control in the event that he resigned within 24 months of a change in control because of a material reduction in his salary or benefits, a material change in his job responsibilities, a request to relocate that would increase his commute by more than 50 miles or the failure of the Company to expressly assume the supplementary letter agreement after a change in control. If a change in control had occurred on June 30, 2004 and Mr. Mandia's employment immediately terminated, Mr. Mandia would be entitled to a payment of $1,295,312.

         In 1999, the Company entered into an employment agreement with Milton Riseman in connection with his employment as Chairman of the Consumer Mortgage Group. The agreement provided that Mr. Riseman would receive an annual salary of $335,000 per year and that the annual salary was to be reviewed annually and could be increased by Mr. Santilli. The agreement further provided that Mr. Riseman would be eligible to receive a bonus of up to 50% of his base salary, based on the performance and achievement of specific goals set by Mr. Santilli. The agreement also provided Mr. Riseman with a car allowance and the customary benefits afforded Company employees. This agreement terminated upon Mr. Riseman's retirement in July 2003, at which time Mr. Riseman entered into a consulting agreement with the Company providing for a monthly fee of $10,000. Mr. Riseman's consulting agreement was terminated when Mr. Riseman rejoined the Company effective November 24, 2003 as Chairman of the Consumer Mortgage Group. Mr. Riseman and the Company have not entered into a new employment agreement.

         In 2003, the Company entered into an Employment Agreement with Barry P. Epstein pursuant to which his initial annual base salary is $420,000. The agreement also provides for the payment of a cash bonus for any month where the amount of residential mortgage loans arising out of the California office or through new lenders in the Company's Bank Alliance program ("Wholesale Originations") meets or exceeds $200.0 million. After any such month, Mr. Epstein is entitled to a bonus of 5 basis points multiplied by the amount that the Wholesale Originations exceed $200.0 million (up to a maximum bonus of $100,000) plus an additional bonus of $15,000 for any month where the Wholesale Originations meet or exceed $400.0 million. The agreement also provides Mr. Epstein with a one-time relocation expense, a car allowance and the customary benefits afforded Company employees. Pursuant to this agreement, Mr. Epstein was also granted 200,000 (220,000 after adjustment for the stock dividend) shares of restricted Common Stock subject to transfer restrictions and forfeiture until the satisfaction of certain performance goals, with the first 100,000 (110,000 after adjustment for the stock dividend) shares to vest when monthly Wholesale Originations meet or exceed $100.0 million (or upon such production becoming impossible) and the remaining 100,000 (110,000 after adjustment for the stock dividend) shares to vest when monthly Wholesale Originations meet or exceed $200.0 million. The performance goals applicable to the vesting of the first 100,000 shares were satisfied as of June 30, 2004. The agreement with Mr. Epstein also provides that in the event of a "change in control" of the Company, Mr. Epstein's restricted stock will vest in full. For purposes of this employment agreement, a "change in control" means: (a) that Mr. Santilli ceases to be a Chief Executive Officer of the Company, (b) there is a merger, consolidation or other transaction where the Company is not the surviving corporation and the voting shareholders immediately prior to such transaction cease to control a majority of the voting shares or interests of the surviving entity, or (c) there is a sale of all or substantially all of the assets of the Company to an entity that is not controlled by the Company or owned by stockholders holding not less than a majority of the voting shares of the Company immediately prior to the effectiveness of such transaction.

         The initial term of Mr. Epstein's agreement is for two years but is automatically extended (i) one year, if monthly Wholesale Originations exceed $100.0 million during the initial term, or (ii) two years if monthly Wholesale Originations exceed $200.0 million during the initial term. Mr. Epstein's agreement terminates upon the earlier of: (a) expiration of the agreement's term, (b) the employee's death or permanent disability, (c) termination of employment with or without cause or (d) voluntary resignation with or without good reason. Mr. Epstein's agreement provides for severance payments to him if he is terminated for insufficient Wholesale Origination volume or without cause, or if he terminates his employment for good reason. If Mr. Epstein is terminated without cause or resigns for good reason: (i) before January 1, 2005, Mr. Epstein will be entitled to a payment equal to the balance of his base salary from the date of termination through January 1, 2005 and 100,000 (110,000 after adjustment for the stock dividend) shares of any unvested restricted stock will vest; or (ii) after January 1, 2005, Mr. Epstein will be entitled to a payment equal to two times his base salary and three times his bonus paid in the last full month before the termination and any remaining unvested restricted stock will vest. If Mr. Epstein dies or becomes disabled, a portion (based on the proportion of Wholesale Originations achieved) of his restricted stock will vest and, if he becomes disabled, Mr. Epstein will be entitled to a payment of six months of his base salary. Mr. Epstein's employment agreement also prohibits him, during the term of his agreement and for 12 months thereafter, from divulging confidential information regarding the Company's business to any other party and from soliciting any contractor, broker, business partner, sales representative, supplier or employee.

         In 2004, the Company entered into an employment agreement with Stephen
M. Giroux which provides for an annual base salary of $300,000, subject to annual increases at the discretion of the Chief Executive Officer and Compensation Committee of the Board, an annual bonus in accordance with the terms of the Executive Management Incentive Plan of up to 50% of salary, stock option grants in accordance with the Company's stock option plans, a car allowance, life insurance and other benefits provided to regular full-time employees. This agreement also provides that if at any time Mr. Giroux is terminated without "cause" (as defined in the agreement), Mr. Giroux is entitled to receive payment, in twelve equal monthly installments, of an amount equal to the highest annual salary received by him during the twelve month period prior to the date of termination plus the highest annual bonus paid to him during the five fiscal years preceding the date of termination. Additionally, this agreement provides that if, within one year of a "change of control" (defined identically in Mr. Giroux's agreement and in the employment agreements of Mr. Santilli and Mrs. Santilli as described above), Mr. Giroux loses his position with the Company as described in the agreement, then he is entitled to receive payment in a lump sum of the same amount he would be entitled to receive following a termination of his employment without cause, provided, however, Mr. Giroux would not be entitled to this payment if he refused a comparable position at comparable compensation and benefits at a location within a 50 mile radius of the Company's current executive offices. If a change of control had occurred on June 30, 2004 and Mr. Giroux's employment immediately terminated, Mr. Giroux would be entitled to a payment of $364,875.

COMPENSATION OF DIRECTORS

         General. The non-employee directors of the Company receive an annual stipend of $60,000 and a fee of $2,000 for each Board and Board Committee meeting attended. Mr. Santilli, the only director who is also an officer of the Company, does not receive any separate fee for acting in his capacity as a director.

         1995 Non-Employee Director Plan. The Company adopted the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Non-Employee Director Plan") in order to attract, retain and motivate non-employee directors and encourage them to increase their ownership interest in the Company. This plan provided for the award of options to purchase up to 171,517 shares (as adjusted for all stock dividends) of the Company's Common Stock. Directors received grants under the 1995 Non-Employee Director Plan upon its adoption in 1995 and again in 1996. The Compensation Committee determined that no additional options would be granted under the 1995 Non-Employee Director Plan and no options have been granted since the 1996 grants. The 1995 Non-Employee Director Plan is administered by the Board of Directors.

         1999 Stock Option Plan. Directors are also eligible to receive grants of stock options under the 1999 Stock Option Plan described above. Directors received option grants under the 1999 Stock Option Plan during each fiscal year from 1999 through 2002. Directors did not receive a grant of options under the 1999 Stock Option Plan during the 2003 or 2004 fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No person who served as a member of the Compensation Committee during fiscal 2004 was a current or former officer or employee of the Company or its subsidiaries or engaged in certain transactions with the Company or its subsidiaries required to be disclosed by the SEC regulations, other than the transaction which involved Harold E. Sussman described under "Item 13. Certain Relationships and Related Transactions." Additionally, there were no compensation committee "interlocks" during fiscal 2004, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         Information in response to Item 201 of Regulation S-K related to securities authorized for issuance under the Company's equity compensation plans is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of Form 10-K filed with the SEC on October 13, 2004 and is incorporated herein by reference.

         The following table sets forth, as of October 25, 2004, the beneficial ownership of Common Stock and Series A Preferred Stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of any class of the Company's outstanding stock, (ii) by each director of the Company, (iii) by each Named Officer, and (iv) by the directors and executive officers of the Company as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The business address of the executive officers and directors of the Company is that of the Company.

         As of October 25, 2004, 3,598,342 shares of Common Stock and 109,435,580 shares of the Series A Preferred Stock were outstanding.

                                                                                    AMOUNT AND
                                                                                     NATURE OF
                                                                                    BENEFICIAL     PERCENTAGE
      NAME, POSITION AND ADDRESS OF BENEFICIAL OWNER           TITLE OF CLASS      OWNERSHIP(1)     OF CLASS
-----------------------------------------------------------    --------------      ------------    ----------
Dimensional Fund Advisors Inc.                                  Common Stock        179,985 (2)        5.0%
    1299 Ocean Avenue - 11th Floor
    Santa Monica, CA 90401

Anthony J. Santilli, Chairman, President,                       Common Stock      1,217,018 (3)(4)    33.0%
    Chief Executive Officer, Chief Operating
    Officer and Director and Beverly Santilli, President of
    American Business Credit, Inc. and Executive Vice
    President of HomeAmerican Credit, Inc.

Michael R. DeLuca, Director                                     Common Stock        240,827 (5)        6.6%

Harold E. Sussman, Director                                     Common Stock        119,311 (6)        3.3%

Leonard Becker, Director                                        Common Stock        126,838 (7)        3.5%

Jerome Miller, Director                                         Common Stock         34,285 (8)        *
                                                                Series A             30,164 (15)       *
                                                                Preferred Stock

                                                                                    AMOUNT AND
                                                                                     NATURE OF
                                                                                    BENEFICIAL     PERCENTAGE
      NAME, POSITION AND ADDRESS OF BENEFICIAL OWNER           TITLE OF CLASS      OWNERSHIP(1)     OF CLASS
-----------------------------------------------------------    --------------      ------------    ----------
Warren E. Palitz, Director                                      Common Stock         13,750 (9)        *

Joseph F. Pignotti, Director                                    Common Stock             --            *

Jeffrey M. Ruben, Executive Vice President                      Common Stock         82,102 (10)       2.3%

Albert W. Mandia, Executive Vice President and Chief            Common Stock         64,162 (11)       1.8%
    Financial Officer

Milton Riseman, Chairman of the Consumer Mortgage Group         Common Stock         58,968 (12)       1.6%

Barry P. Epstein, Managing Director of the National Wholesale   Common Stock        220,000 (13)       6.1%
    Residential Mortgage Division

Stephen M. Giroux, Executive Vice President, General            Common Stock          7,097 (14)       *
    Counsel and Secretary

All executive officers and directors as a group (13 persons)    Common Stock      2,184,358 (16)      54.7%
                                                                Series A             30,164 (15)       *
                                                                Preferred Stock

---------------
* Less than 1%.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC. Accordingly, they may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days of the date of this table. Beneficial ownership may be disclaimed as to certain of the securities. The share numbers in the table may, as indicated in the appropriate footnotes, include shares held in the 401(k) Plan. The number of shares held in the 401(k) Plan is based on the value of the units held as of the last 401(k) Plan statement dated June 30, 2004 divided by the closing price of the Company's Common Stock as reported on the Nasdaq National Market System for June 30, 2004.

(2) Reflects the information provided by Dimensional Fund Advisors Inc. as of May 31, 2004. In an Amendment to Schedule 13G filed on February 6, 2004, Dimensional Fund Advisors Inc., as investment advisor to four investment companies and as investment manager to other commingled group trusts and separate accounts, reported sole voting and dispositive power over 156,901 shares of Common Stock. In this Amendment to Schedule 13G, Dimensional Fund Advisors Inc. disclaimed beneficial ownership with respect to these shares of Common Stock.

(3) Includes 1,102,251 shares of Common Stock held directly by Mr. and Mrs. Santilli as joint tenants with right of survivorship, 3,172 shares of Common Stock held through the 401(k) Plan and 18,639 shares held in trust by Mr. Santilli, Mrs. Santilli and Raymond Bucceroni for the benefit of Luc Armon Santilli, Mr. and Mrs. Santilli's child.

(4) Includes options to purchase 51,740 shares of Common Stock awarded to Mr. Santilli pursuant to the Company's stock option plans, all of which are exercisable within 60 days of the date of this table. Includes options to purchase 41,216 shares of Common Stock awarded to Mrs. Santilli pursuant to the Company's stock option plans, which are exercisable within 60 days of the date of this table.

(5) Includes 189,087 shares of Common Stock held by the DeLuca Family Partnership, L.P. over which Mr. DeLuca holds voting and/or dispositive power and options to purchase 51,740 shares of Common Stock awarded pursuant to the Company's stock option plans, which are exercisable within 60 days of the date of this table.

(6) Includes 4,714 shares of Common Stock held directly by Mr. Sussman, 11,006 shares of Common Stock held by Mr. and Mrs. Sussman as joint tenants with right of survivorship, 51,851 shares of Common Stock held by Mr. Sussman's spouse and options to purchase 51,740 shares of Common Stock awarded pursuant to the Company's stock option plans, which are exercisable within 60 days of the date of this table.

(7) Includes 15,941 shares of Common Stock held directly, 90,600 shares of Common Stock held jointly by Mr. and Mrs. Becker and options to purchase 20,297 shares of Common Stock awarded pursuant to the Company's stock option plans, which are exercisable within 60 days of the date of this table.

(8) Includes 22,185 shares of Common Stock held directly and options to purchase 12,100 shares of Common Stock awarded pursuant to the Company's stock option plans, which are exercisable within 60 days of the date of this table.

(9)  All shares held directly.

(10) Includes 14,922 shares of Common Stock held directly, 9,992 shares of Common Stock held through the 401(k) Plan, and options to purchase 57,188 shares of Common Stock awarded to Mr. Ruben pursuant to the Company's stock option plans, which are exercisable within 60 days of the date of this table. Excludes options to purchase 10,648 shares of Common Stock, which are not exercisable within 60 days of the date of this table.

(11) Includes 9,983 shares of Common Stock held directly, 1,853 shares of Common Stock held through the 401(k) Plan, and options to purchase 52,326 shares of Common Stock awarded to Mr. Mandia pursuant to the Company's stock option plans, which are exercisable within 60 days of the date of this table. Excludes options to purchase 10,488 shares of Common Stock, which are not exercisable within 60 days of the date of this table.

(12) Includes 3,968 shares of Common Stock held directly and options to purchase 55,000 shares of Common Stock issued to Mr. Riseman pursuant to the Company's stock option plans, which are exercisable within 60 days of the date of this table.

(13) Represents restricted shares of Common Stock awarded to Mr. Epstein as an inducement to his employment with the Company and includes 110,000 shares of Common Stock which are subject to the risk of forfeiture until specified performance-based criteria are satisfied.

(14) Includes 1,338 shares of Common Stock held directly, 1,222 shares of Common Stock held through the 401(k) Plan, and options to purchase 4,537 shares of Common Stock awarded to Mr. Giroux pursuant to the Company's stock option plans which are exercisable within 60 days of the date of this table. Excludes options to purchase 1,815 shares of Common Stock which are not exercisable within 60 days of the date of this table.

(15) Excludes Common Stock issuable upon the conversion of the Series A Preferred Stock because the Series A Preferred Stock is not convertible within 60 days of the date of this table.

(16) Includes options to purchase 397,884 shares of Common Stock awarded to the Company's directors and executive officers pursuant to the Company's stock option plans which are exercisable within 60 days of the date of this table. Excludes options to purchase 22,951 shares of Common Stock awarded to the Company's directors and executive officers pursuant to the Company's stock option plans which are not exercisable within 60 days of the date of this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         During fiscal 2004, the Company did not have any formal policy concerning the direct or indirect pecuniary interest of any of its executive officers, directors, security holders or affiliates in any investment to be acquired or disposed of by the Company or in any transaction to which the Company is a party or in which the Company has an interest. On September 29, 2004, the Board of Directors adopted resolutions requiring the Audit Committee of the Board to approve all such related party transactions.

         On September 29, 1995, the Company made a loan in the amount of $600,032 to Anthony J. Santilli, its President and Chief Executive Officer. The proceeds of the loan were used to exercise options to purchase 247,513 shares (272,264 shares after the effect of stock dividends) of Common Stock at a price of $2.67 per share. The loan bears interest at the rate of 6.46% with interest due annually or at maturity and the principal due September 2005. The loan is secured by the 247,513 shares (272,264 shares after the effect of stock dividends) purchased with the proceeds of the loan and is shown as a reduction of stockholders equity in the Company's financial statements. Mr. Santilli is current in all payments required by the loan agreement.

         The Company employs members of the immediate family of some of its directors and executive officers in various positions described below. During fiscal 2004: John V. Santilli, son of Anthony J. Santilli, Executive Vice President of HomeAmerican Credit, Inc. d/b/a Upland Mortgage ("Upland") and President of Upland's Broker Direct division, employed by the Company since 1994, received base salary of $200,000, cash bonus of $31,144, and other compensation in the amount of $9,441; Barbara Rosenthal, daughter-in-law of Anthony J. Santilli, a Sales Manager for Upland, employed by the Company since 1998, received base salary of $55,000, sales commissions of $81,281 and other compensation in the amount of $1,536; Carole Santilli, daughter of Anthony J. Santilli, Senior Vice President of the Company and Servicing Department Head, employed by the Company since 2001, received base salary of $130,000 and other compensation in the amount of $2,777; Christopher Santilli, son of Anthony J. Santilli, Vice President of Upland and Head of Processing, employed by the Company since 1997, received base salary of $85,417, cash bonus of $27,978, sales commissions of $10,700 and other compensation in the amount of $2,845; and Iris Zimmerman, sister of Beverly Santilli, Vice President of the Company, employed by the Company since 2002, received base salary of $82,917, cash bonus of $30,250 and other compensation in the amount of $1,152. Other compensation for these individuals includes cash amounts paid and the fair market value of any non-cash awards made during fiscal 2004 in the following categories, to the extent such compensation was paid and the individuals were eligible for such compensation under the terms and conditions of the applicable plan or arrangement: (i) matching company contributions under the Company's 401(k) plan,
(ii) car allowances, and (iii) stock grants. These individuals were also eligible to participate in benefit plans offered to employees generally. Gregory Giroux, son of Stephen M. Giroux, is currently employed in the Investment Department of the Company. The Company believes that the compensation paid to these individuals is competitive with compensation paid to other employees in similar positions in the Company and in the industry.

         Castle Appraisal & Consulting LLC is listed on an approved appraiser list for the Company's subsidiaries. Anthony Santilli, III, Mr. Santilli's son, is the operating manager and sole member of Castle Appraisal & Consulting LLC. The Company's lending subsidiaries supply the approved appraiser list to mortgage applicants at the applicant's request and some mortgage applicants may choose to hire Castle Appraisal & Consulting LLC, principally in Southern New Jersey, to provide appraisal services in connection with a loan transaction with the Company's lending subsidiaries. The Company estimates that Castle Appraisal & Consulting LLC performed approximately 105 appraisals during fiscal 2004 for mortgage applicants of the Company's subsidiaries as a result of being included on this approved appraiser list. Based upon an average appraisal fee of $300, the Company estimates that the fees received by Castle Appraisal & Consulting LLC from mortgage applicants for such appraisals totaled approximately $32,000 in fiscal 2004.

         In fiscal 2003, Lanard & Axilbund, Inc. ("L&A"), a real estate brokerage and management firm in which the Company's Director, Mr. Sussman, was a shareholder until December 31, 2002 and is now Chairman Emeritus, acted as the Company's agent in connection with the lease of the Company's current corporate office space. As a result of this transaction, L&A received a commission of $978,439 from the landlord of the leased office space during fiscal 2003 and is currently entitled to receive an additional commission of the same amount. The Company believes this commission in the aggregate to be consistent with market and industry standards. Pursuant to an exit agreement between L&A and Mr. Sussman, Mr. Sussman received a distribution from L&A during fiscal 2003 on account of the first commission payment consistent with his percentage stock ownership of L&A in the amount of $59,212 and is entitled to receive the same amount upon L&A's receipt of the second commission payment. As part of the Company's agreement with L&A, L&A reimbursed the Company in the amount of $229,214 for some of the Company's costs related to finding new office space including some of the Company's expenses related to legal services, feasibility studies and space design.

         Jeffrey S. Steinberg, a director of the Company through February 20, 2004 and currently an Executive Vice President, received $58,000 in consulting fees during the second quarter of fiscal 2004 and $60,000 in consulting fees during the third quarter of fiscal 2004 prior to his resignation from the Board on February 20, 2004. Mr. Steinberg received the consulting fees for assisting the Company with the implementation of its adjusted business strategy, including the expansion of the Company's broker network into California, Texas and Maryland. Mr. Steinberg was instrumental in negotiating agreements to purchase broker assets in these states and in quickly organizing these assets into loan production facilities. Mr. Steinberg's compensation was determined by reference to the fees charged by finders and brokers, including investment bankers, for efforts to find and purchase loan production assets.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

         BDO Seidman, LLP ("BDO Seidman") served as the Company's independent accountants during fiscal 2004 and 2003.

AUDIT FEES

         The aggregate fees billed by BDO Seidman for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2004 and June 30, 2003 and the reviews of the financial statements included in the Company's Forms 10-Q for fiscal years 2004 and 2003 totaled $1,102,770 and $921,150, respectively.

AUDIT-RELATED FEES

         The aggregate fees billed by BDO Seidman for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended June 30, 2004 and June 30, 2003 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $120,150 and $108,313, respectively. The services performed by BDO Seidman in connection with these fees consisted of the following: audit of the Company's 401(k) employee benefit plan; review of the Company's Forms 8-K; and consultation with respect to new financial accounting and reporting standards compliance.

TAX FEES

         The aggregate fees billed by BDO Seidman for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2004 and June 30, 2003 were $34,500 and $4,000, respectively. These fees related to consultation services provided by BDO Seidman with respect to REMIC trust accounting issues.

ALL OTHER FEES

         The aggregate fees billed by BDO Seidman for products and services, other than the services described in the paragraphs "Audit Fees," "Audit-Related Fees," and "Tax Fees" above for the fiscal years ended June 30, 2004 and June 30, 2003 were $131,780 and $271,940, respectively. Services performed by BDO Seidman in connection with these fees consisted of the following: internal audit services, internal audit special projects and other miscellaneous matters.

         The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by BDO Seidman in fiscal 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002


Exhibit numbers correspond to the numbers required by Item 601 of Regulation S-K for an Annual Report on Form 10-K.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: October 28, 2004        By:     /s/ Anthony J. Santilli
                                 ----------------------------------------------
                              Name:   Anthony J. Santilli
                              Title:  Chairman, President, Chief Executive
                                      Officer, Chief Operating Officer and
                                      Director (Duly Authorized Officer)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                       Capacity                                      Date
-----------------------------------         -----------------------------------------------           ----------------
/s/ Anthony J. Santilli                     Chairman, President, Chief Executive Officer,             October 28, 2004
-----------------------------------         Chief Operating Officer and Director (Principal
Anthony J. Santilli                         Executive and Operating Officer)

/s/ Albert W. Mandia                        Executive Vice President and Chief Financial              October 28, 2004
-----------------------------------         Officer (Principal Financial and Accounting
Albert W. Mandia                            Officer)


/s/ Leonard Becker                                              Director                              October 28, 2004
-----------------------------------
Leonard Becker

/s/ Michael R. DeLuca                                           Director                              October 28, 2004
-----------------------------------
Michael R. DeLuca

/s/ Joseph Pignotti                                             Director                              October 28, 2004
-----------------------------------
Joseph Pignotti

/s/ Jerome Miller                                               Director                              October 28, 2004
-----------------------------------
Jerome Miller

/s/ Warren E. Palitz                                            Director                              October 28, 2004
-----------------------------------
Warren E. Palitz

-----------------------------------                             Director
Harold E. Sussman

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                          DESCRIPTION
  -------                         -----------

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002