Form 10-Q
period 2004-09-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2004-11-12
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2004
OR

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

         The number of shares outstanding of the registrant's sole class of common stock and treasury stock as of November 9, 2004 were 3,598,342 shares and 54,823 shares, respectively.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004................................1
Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003..........3
Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2004..........4
Consolidated Statements of Cash Flow for the three months ended September 30, 2004 and 2003 ..........5
Notes to Consolidated Financial Statements............................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......52
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................155
Item 4.  Controls and Procedures ...................................................................155


PART II OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................156
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................159
Item 3.  Defaults Upon Senior Securities ...........................................................160
Item 4.  Submission of Matters to a Vote of Security Holders........................................160
Item 5.  Other Information..........................................................................160
Item 6.  Exhibits ..................................................................................161

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)


                                                      SEPTEMBER 30,    JUNE 30,
                                                           2004           2004
                                                      -------------   ----------
                                                        (UNAUDITED)     (NOTE)
ASSETS
Cash and cash equivalents ........................     $   19,673     $      910
Restricted cash ..................................         10,419         13,307
Loan and lease receivables:
 Loans available for sale ........................        336,511        304,275
 Non-accrual loans (net of allowance for credit
   losses of $1,238 at
   September 30, 2004 and $1,469 at June 30, 2003)          3,314          1,993
Interest and fees receivable .....................         15,304         18,089
Deferment and forbearance advances receivable ....          5,839          6,249
Loans subject to repurchase rights ...............         40,736         38,984
Interest-only strips (includes the fair value of
  overcollateralization related cash flows of
  $202,215 and $216,926 at September 30, 2004 and
  June 30, 2004)..................................        448,812        459,086
Servicing rights .................................         66,712         73,738
Deferred income tax asset ........................         66,201         59,133
Property and equipment, net ......................         25,182         26,047
Prepaid expenses .................................         16,740         13,511
Other assets .....................................         27,953         27,548
                                                       ----------     ----------
TOTAL ASSETS .....................................     $1,083,396     $1,042,870
                                                       ==========     ==========

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                         (dollar amounts in thousands)


                                                      SEPTEMBER 30,    JUNE 30,
                                                           2004           2004
                                                      -------------   ----------
LIABILITIES
Subordinated debentures ..........................     $  490,026     $  522,609
Senior collateralized subordinated notes .........         97,454         83,639
Warehouse lines and other notes payable ..........        281,472        241,200
Accrued interest payable .........................         38,324         37,675
Accounts payable and accrued expenses ............         35,819         28,096
Liability for loans subject to repurchase rights .         47,925         45,864
Deferred income tax liability ....................             --             --
Other liabilities ................................         80,517         71,872
                                                       ----------     ----------
Total liabilities ................................      1,071,537      1,030,955
                                                       ==========     ==========
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001, liquidation
  preference of $1.00 per share plus accrued and
  unpaid dividends to the date of liquidation,
  authorized, 203,000,000 shares at September 30,
  2004 and June 30, 2004;
  Issued: 109,435,580 shares of Series A at
  September 30, 2004 and 93,787,111 shares of
  Series A at June 30, 2004.......................            109             94
Common stock, par value $.001, authorized shares
  209,000,000 at September 30, 2004 and June 30,
  2004; Issued: 3,653,165 shares at September 30,
  2004 and at June 30, 2004 3,653,165 shares in
  2004 (including Treasury shares of 54,823 at
  September 30, 2004 and 54,823 at June 30, 2004).              4              4
Additional paid-in capital .......................        120,214        107,241
Accumulated other comprehensive income ...........         16,706          4,596
Unearned compensation ............................           (440)          (495)
Stock awards outstanding .........................            123             95
Retained earnings (deficit) ......................       (123,561)       (98,324)
Treasury stock, at cost ..........................           (696)          (696)
                                                       ----------     ----------
                                                           12,459         12,515
Note receivable ..................................           (600)          (600)
                                                       ----------     ----------
Total stockholders' equity .......................         11,859         11,915
                                                       ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $1,083,396     $1,042,870
                                                       ==========     ==========
-----
Note: The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.




          See accompanying notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollar amounts in thousands, except per share data)
                                  (unaudited)


                                                              THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -------------------
                                                                 2004     2003
                                                             --------   --------
REVENUES
Gain on sale of loans:
 Whole loan sales .......................................    $  6,119   $  2,921
 Securitizations ........................................          --        799
Interest and fees .......................................       7,696      4,653
Interest accretion on interest-only strips ..............       8,448     11,109
Servicing income ........................................         845        718
Other income ............................................           1          1
                                                             --------   --------
Total revenues ..........................................      23,109     20,201
                                                             --------   --------
EXPENSES
Interest ................................................      18,155     16,818
Provision for credit losses .............................         117      4,156
Employee related costs ..................................      11,943     13,852
Sales and marketing .....................................       6,391      2,841
(Gains) and losses on derivative financial instruments ..       1,989     (5,108)
General and administrative ..............................      23,311     19,215
Securitization assets valuation adjustment ..............          29     10,795
                                                             --------   --------
Total expenses ..........................................      61,935     62,569
                                                             --------   --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES .........     (38,826)   (42,368)
Provision for income tax expense (benefit)                    (13,589)   (16,100)
                                                             --------   --------
INCOME (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK .......     (25,237)   (26,268)
Dividends on preferred stock ............................       3,475         --
                                                             --------   --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK ..........    $(28,712)  $(26,268)
                                                             ========   ========
EARNINGS (LOSS) PER COMMON SHARE:
 Basic ..................................................    $  (7.98)  $  (8.10)
                                                             ========   ========
 Diluted ................................................    $  (7.98)  $  (8.10)
                                                             ========   ========
AVERAGE COMMON SHARES (IN THOUSANDS):
 Basic ..................................................       3,598      3,242
                                                             ========   ========
 Diluted ................................................       3,598      3,242
                                                             ========   ========

          See accompanying notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                  (unaudited)


                                                           PREFERRED STOCK           COMMON STOCK
                                                         --------------------    --------------------                  ACCUMULATED
                                                         NUMBER OF               NUMBER OF               ADDITIONAL       OTHER
                                                           SHARES                  SHARES                 PAID-IN     COMPREHENSIVE
                                                        OUTSTANDING    AMOUNT   OUTSTANDING    AMOUNT     CAPITAL         INCOME
                                                        -----------    ------   -----------    ------    ----------   -------------
Balance, June 30, 2004 ..............................      93,787       $ 94       3,598         $ 4      $107,241       $ 4,596
Comprehensive income (loss):
 Net loss ...........................................          --         --          --          --            --            --
 Net unrealized gain on interest-only strips ........          --         --          --          --            --        12,110
                                                          -------       ----       -----         ---      --------       -------
Total comprehensive income (loss) ...................          --         --          --          --            --        12,110
Issuance of preferred stock .........................      15,649         15          --          --        15,633            --
Valuation of restricted stock (110,000 shares) ......          --         --          --          --           (55)           --
Stock awards outstanding ............................          --         --          --          --            --            --
Cash dividends declared on preferred stock
  ($0.025 per share).................................          --         --          --          --        (2,605)           --
Preferred stock beneficial conversion feature:
 Amortization of beneficial conversion feature ......          --         --          --          --           870            --
 Non-cash preferred dividend ........................          --         --          --          --          (870)           --
                                                          -------       ----       -----         ---      --------       -------
Balance September 30, 2004 ..........................     109,436       $109       3,598         $ 4      $120,214       $16,706
                                                          =======       ====       =====         ===      ========       =======


                                                                     STOCK                                                TOTAL
                                                    UNEARNED        AWARDS       RETAINED    TREASURY       NOTE      STOCKHOLDERS'
(CONTINUED)                                       COMPENSATION    OUTSTANDING    EARNINGS      STOCK     RECEIVABLE       EQUITY
                                                  ------------    -----------   ---------    --------    ----------   -------------
Balance, June 30, 2004 ........................       $(495)         $ 95       $ (98,324)     $(696)      $(600)        $ 11,915
Comprehensive income (loss):
 Net loss .....................................          --            --         (25,237)        --          --          (25,237)
 Net unrealized gain on interest-only strips ..          --            --              --         --          --           12,110
                                                      -----          ----       ---------      -----       -----         --------
Total comprehensive income (loss) .............          --            --         (25,237)        --          --          (13,127)
Issuance of preferred stock ...................          --            --              --         --          --           15,648
Valuation of restricted stock (110,000 shares)           55            --              --         --          --               --
Stock awards outstanding ......................          --            28              --         --          --               28
Cash dividends declared on preferred stock
  ($0.025 per share)                                     --            --              --         --          --           (2,605)
Preferred stock beneficial conversion feature:
 Amortization of beneficial conversion
  discount.....................................          --            --              --         --          --              870
 Non-cash preferred dividend ..................          --            --              --         --          --             (870)
                                                      -----          ----       ---------      -----       -----         --------
Balance September 30, 2004                            $(440)         $123       $(123,561)     $(696)      $(600)        $ 11,859
                                                      =====          ====       =========      =====       =====         ========


          See accompanying notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (dollar amounts in thousands)
                                  (unaudited)


                                                             THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           ---------------------
                                                                2004      2003
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .....................................    $ (25,237)  $ (26,268)
Adjustments to reconcile net income to net cash used
  in operating activities:
 Gain on sale of loans ................................       (6,119)     (3,720)
 Depreciation and amortization ........................        8,452      14,647
 Interest accretion on interest-only strips ...........       (8,448)    (10,828)
 Securitization assets valuation adjustment ...........           29      10,795
 Provision for credit losses ..........................          117       4,156
Loans originated for sale .............................     (642,756)   (158,284)
Proceeds from sale of loans ...........................      612,965     278,523
Principal payments on loans and leases ................        1,947       4,169
(Increase) decrease in accrued interest and fees on
  loan and lease receivables...........................        3,195      (2,217)
Cash proceeds from sale of securitization assets ......        9,000          --
Required purchase of additional overcollateralization
  on securitized loans.................................       (4,615)     (7,660)
Cash flow from interest-only strips ...................       33,141      56,222
Increase in prepaid expenses ..........................       (3,229)     (5,584)
(Decrease) increase in accrued interest payable .......          649      (1,696)
Increase in accounts payable and accrued expenses .....        6,812       2,372
Accrued interest payable reinvested in subordinated
  debt.................................................        6,262       9,686
Decrease in deferred income taxes .....................      (13,587)    (16,097)
Increase (decrease) in loans in process ...............       10,441     (24,148)
(Payments) on derivative financial instruments ........       (3,611)     (1,378)
Other, net ............................................          371       5,714
                                                           ---------   ---------
Net cash provided by (used in) operating activities ...      (14,221)    128,404
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net ...............         (587)     (6,774)
Principal receipts and maturity of investments ........          839          11
                                                           ---------   ---------
Net cash used in investing activities .................          252     (6,763)
                                                           ---------   ---------

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                         (dollar amounts in thousands)
                                  (unaudited)


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            --------------------
                                                              2004        2003
                                                            --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated debt ............    $ 45,525   $   1,576
Redemptions of subordinated debt .......................     (53,538)    (43,217)
Net borrowings (repayments) on revolving lines of
  credit................................................      40,356     (77,271)
Principal payments under capital lease obligations .....         (84)        (77)
Net repayments of other notes payable ..................          --     (26,158)
Financing costs incurred ...............................        (721)       (314)
Lease incentive receipts ...............................          --       3,562
Cash dividends paid on preferred stock .................      (1,694)         --
                                                            --------   ---------
Net cash provided by (used in) financing activities ....      29,844    (141,899)
                                                            --------   ---------
Net (decrease) increase in cash and cash equivalents ...      15,875     (20,258)
Cash and cash equivalents at beginning of year .........      14,217      47,475
                                                            --------   ---------
Cash and cash equivalents at end of year ...............    $ 30,092   $  27,217
                                                            ========   =========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Interest ..............................................    $ 11,244   $   8,828
 Income taxes ..........................................    $     38   $      40

          See accompanying notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS


   American Business Financial Services, Inc. ("ABFS"), together with its subsidiaries (the "Company"), is a financial services organization operating mainly in the eastern and central portions of the United States. Recent expansion has positioned the Company to increase its operations in the western portion of the United States, especially California. The Company originates, sells and services home mortgage loans through its principal direct and indirect subsidiaries. The Company also processes and purchases home mortgage loans from other financial institutions through the Bank Alliance Services program. Additionally, the Company services business purpose loans that it had originated and sold in prior periods.


   Historically, the Company's loans primarily consisted of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. The Company's recent business strategy adjustments include increasing loan originations by offering adjustable rate loans and purchase money mortgage loans. The Company's customers are primarily credit-impaired borrowers who are generally unable to obtain financing from banks or savings and loan associations and who are attracted to the Company's products and services. The Company originates loans through a combination of channels including a national processing center located at its centralized operating office in Philadelphia, Pennsylvania and a network of mortgage brokers. During fiscal 2004, the Company acquired broker operations in West Hills, California and Austin, Texas and opened new offices in Edgewater, Maryland and Irvine, California to support the Company's broker operations. The Company's loan servicing and collection activities are performed at its Philadelphia office.

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

   The Company has historically experienced negative cash flow from operations since 1996 primarily because, in general, its business strategy of selling loans through securitizations had not generated cash flow immediately. However, during fiscal 2004, the Company experienced positive cash flow from operations of $6.8 million, primarily due to sales of loans on a whole loan basis it originated in fiscal 2003. For the first three months of fiscal 2005, the Company experienced negative operating cash flow of $14.2 million, primarily due to its funding a $32.2 million increase in loans available for sale.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS -- (CONTINUED)

   For the first quarter of fiscal 2005, the Company recorded a net loss attributable to common stock of $28.7 million. The loss for the first quarter of fiscal 2005 primarily resulted from the Company's inability to reach the loan origination levels required under its adjusted business strategy to return to profitability, which substantially reduced its ability to generate revenues, and its inability to complete a securitization during the first quarter. Additionally, operating expenses increased in the first quarter of fiscal 2005 as the Company began to add loan processing and marketing support staff to support the future loan origination levels it expects to achieve under its adjusted business strategy.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS -- (CONTINUED)

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

   As a result of these liquidity issues, the Company's loan origination volume was substantially reduced in fiscal 2004. From July 1, 2003 through June 30, 2004, the Company originated $982.7 million of loans, which represents a significant reduction as compared to originations of $1.67 billion of loans in fiscal 2003. As a result of the decrease in loan originations in fiscal 2004 and liquidity issues described above, the Company incurred a loss in fiscal 2004 and the first quarter of fiscal 2005 and depending on the Company's ability to reach a profitable level of loan originations, complete securitizations and recognize gains, it anticipates incurring losses at least through the second quarter of fiscal 2005. During the first three months of fiscal 2005, the Company originated $629.7 million of loans including $198.0 million in July 2004, $197.4 million in August 2004 and $234.3 million in September 2004.

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


   The Company plans to achieve these increased levels of loan originations through the continued application of its business strategy adjustments, particularly as related to building an expanded broker channel and offering adjustable rate mortgages and more competitively priced fixed rate mortgages. The following actions were undertaken in fiscal 2004 to increase the Company's ability to originate loans in its broker channel: (i) in December 2003 the Company hired an experienced industry professional to manage the wholesale business; (ii) in December 2003 the Company acquired a broker operation with 35 employees (63 employees at September 30, 2004) located in California; (iii) in February 2004, the Company opened a mortgage broker office in Irvine, California; (iv) in March 2004, the Company opened a mortgage broker office in Maryland and hired three experienced senior managers and a loan origination staff of 40 (74 employees at September 30, 2004); and (v) in June 2004 the Company acquired a broker operation with 35 employees (36 employees at September 30, 2004) located in Texas. In addition, the Company hired 38 mortgage broker account executives in its Upland Mortgage Broker Services division to expand its broker presence in the eastern, southern and mid-western areas of the United States and retained/hired 101 employees in its Upland Broker Services Philadelphia headquarters to support its growing broker network. In total, at September 30, 2004, the Company had 353 employees in its broker operations including 182 account executives.


   The Company's ability to achieve those levels of loan originations could be hampered by a failure to implement its business strategy adjustments and by loan funding limitations should the Company fail to maintain or replace adequate credit facilities to finance new loan obligations.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS -- (CONTINUED)

   The combination of the Company's current cash position and expected sources of operating cash in fiscal 2005 may not be sufficient to cover its operating cash requirements. For the next six to twelve months the Company expects to augment its sources of operating cash with proceeds from the issuance of subordinated debentures. In addition to repaying maturing subordinated debentures, proceeds from the issuance of subordinated debentures will be used to fund overcollateralization requirements in connection with loan originations and fund the Company's operating losses. The Company can provide no assurances that it will be able to continue issuing subordinated debentures. In the event the Company is unable to offer additional subordinated debentures for any reason, it has developed a contingent financial restructuring plan. This plan is described later in this note under "Subordinated Debentures and Senior Collateralized Subordinated Notes." On September 30, 2004, the Company had unrestricted cash of approximately $19.7 million and up to $70.1 million available under its credit facilities. Advances under these credit facilities can only be used to fund loan originations and not for any other purposes.

   Due to losses recorded in each of the quarters in fiscal 2004, the Company requested and obtained waivers for its non-compliance with financial covenants in its credit facility agreements and servicing agreements. See Note 8 for more detail.

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

   o The Company entered into two definitive loan agreements during fiscal 2004 for the purpose of funding its loan originations. These two agreements replaced those credit facilities, which carried over into fiscal 2004 but were limited, terminated or expired by October 31, 2003. The Company entered into the first agreement on September 22, 2003 with a financial institution for a one-year $200.0 million credit facility. It entered into the second agreement on October 14, 2003 with a warehouse lender for a three-year revolving mortgage loan warehouse credit facility of up to $250.0 million. The one-year facility was extended to December 3, 2004, reduced on September 30, 2004 to

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS -- (CONTINUED)

     $100.0 million and reduced on November 4, 2004 to $60.0 million. The reduction to $60.0 million will occur at a rate of $10.0 million per week commencing on November 5, 2004. The three-year $250.0 million warehouse credit facility continues to be available. See Note 10 for information regarding the terms of these facilities.

   o On November 5, 2004, the Company entered into a definitive agreement dated as of November 4, 2004 with a warehouse lender for a one-year $100.0 million credit facility to replace the maturing $200.0 million credit facility (reduced to $60.0 million). The Company also sold the interest-only strips and servicing rights related to five of its mortgage securitization trusts to an affiliate of this facility provider under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of the Company's negotiations to obtain the new $100.0 million credit facility and to raise cash to pay fees on new warehouse credit facilities and as a result, the Company did not realize their full value as reflected on its books. The Company wrote down the carrying value of these interest-only strips and servicing rights by $5.4 million at June 30, 2004 to reflect their values under the terms of the sale agreement. On September 27, 2004, the Company received proceeds from this sale of $9.7 million.

   o On October 27, 2004, the Company entered into a commitment letter dated October 26, 2004 and is negotiating the terms of a definitive agreement with a warehouse lender for a three-year $30.0 million mortgage loan warehouse facility and a two-year $23.0 million residual repurchase facility. There can be no assurance that the Company will succeed in entering into a definitive agreement regarding these facilities or that this agreement will contain the terms and conditions acceptable to it. See
     Note 8 for information regarding the terms of these facilities.

   o On November 1, 2004, the Company received a commitment letter from two warehouse lenders, including an affiliate of the lender on its $250.0 million credit facility, for a two-year $150.0 million mortgage loan warehouse facility. The commitment letter becomes effective and legally obligates the parties upon the Company's payment of fees described in the commitment letter which have not been paid to date. However, there can be no assurance that the Company will enter into definitive agreements regarding the $150.0 million credit facility or that this agreement will contain the terms and conditions acceptable to it. See Note 8 for information regarding the terms of this facility.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONDITIONS -- (CONTINUED)

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

   SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES. At September 30, 2004 there were approximately $321.4 million of subordinated debentures and $38.9 million of senior collateralized subordinated notes, maturing within twelve months. The Company obtains the funds to repay the subordinated debentures and senior collateralized subordinated notes at their maturities by selling additional subordinated debentures and selling loans on a whole loan basis and securitizing loans. Cash flow from operations, the sale of subordinated debentures and lines of credit fund the Company's cash needs. The Company expects these sources of funds to be sufficient to meet its cash needs. The Company could, in the future, generate cash flows by securitizing, selling, or borrowing against its interest-only strips and selling servicing rights generated in past securitizations, although the Company's ability to utilize the interest-only strips in this fashion could be restricted in whole or in part by the terms of the Company's $250.0 million warehouse credit facility and senior collateralized subordinated notes, both of which are collateralized by the interest-only strips at the present time or other prospective credit facilities. See Note 5 for more detail on obligations collateralized by interest-only strips.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


BASIS OF FINANCIAL STATEMENT PRESENTATION -- (CONTINUED)


   Certain prior period financial statement balances have been reclassified to conform to current period presentation. All outstanding shares, average common shares, earnings per common share and stock option amounts have been retroactively adjusted to reflect the effect of a 10% stock dividend declared on May 13, 2004. See Note 11 for further description.

RESTRICTED CASH

   The Company held restricted cash balances of $8.0 million at September 30, 2004 collateralizing a letter of credit facility, $2.2 million and $3.1 million related to borrower escrow accounts at September 30, 2004 and June 30, 2004, respectively, and $0.1 million and $2.1 million at June 30, 2004 related to deposits for future settlement of derivative financial instruments.

LOAN RECEIVABLES

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

   Advances made under deferment and forbearance arrangements result from a new credit decision regarding the borrower's ability to repay the advance, as well as perform under the original terms of the original loan, and do not involve any modification of the terms of the original loan. These arrangements are considered a new lending activity and do not qualify as troubled debt restructurings under Statement of Financial Accounting Standard ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."
The Company records the advances that it makes under deferment and forbearance arrangements with borrowers as receivables on its balance sheet. The Company carries these receivables at their estimated recoverable amounts. If the original loan returns to a delinquency status of 90 days or more past due, the Company writes the receivable off to expense. The Company did not record any fee income on these arrangements during the three months ended September 30, 2004 or the fiscal year ended June 30, 2004.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


LOANS SUBJECT TO REPURCHASE RIGHTS / LIABILITY FOR LOANS SUBJECT TO REPURCHASE RIGHTS

   Loans subject to repurchase rights is comprised of loans which were securitized under SFAS No. 140 that the Company has a right to repurchase because of a default by the borrower. SFAS No. 140 was effective on a prospective basis for transfers of financial assets occurring after March 31, 2001. For securitizations recorded under SFAS No. 140 which have removal of accounts provisions providing the Company with a contractual right to repurchase delinquent loans, SFAS No. 140 requires that it recognize the loans which are subject to these rights as assets on its balance sheet and record a liability to reflect the repurchase cost. SFAS No. 140 requires this accounting treatment because the default by the borrower has given the Company effective control over the loans whether or not the Company actually repurchases these loans. For securitization trusts 2001-2 through 2003-2, to which this rule applies, the Company has the contractual right to repurchase a limited amount of loans greater than 180 days past due, but no obligation to do so. As delinquent loans in securitization trusts 2001-2 through 2003-2 age greater than 180 days past due, the Company records an asset representing the fair value of the loans and a liability to reflect the repurchase cost. In accordance with the provisions of SFAS No. 140, the Company has recorded on its September 30, 2004 balance sheet an asset of $40.7 million and a liability of $47.9 million for delinquent loans subject to these removal of accounts provisions under securitization trusts 2001-2 through 2003-2.

   For securitization trusts 1998-3 through 2001-1, the Company also has rights to repurchase a limited amount of delinquent loans, but is not obligated to do so. No liabilities or assets have been recorded on its balance sheet related to these rights. The amount of delinquent loans in securitization trusts 1998-3 through 2001-1 which the company has the right to repurchase as of September 30, 2004 was $47.6 million.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST-ONLY STRIPS -- (CONTINUED)

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INTEREST-ONLY STRIPS -- (CONTINUED)

   For the past twelve quarters, actual prepayment experience was generally higher, most significantly on home equity loans, than historical averages for prepayments prior to that eleven-quarter period. The long duration of historically low interest rates, combined with increasing home values and high consumer debt levels has given borrowers an extended opportunity to engage in mortgage refinancing activities, which resulted in elevated prepayment experience. Low interest rates and increasing home values provide incentive to borrowers to convert high cost consumer debt into lower rate tax deductible loans. As home values have increased, lenders have been highly successful in educating borrowers that they have the ability to access the cash value in their homes.

   For the past twelve quarters, the Company assumed for each quarter end valuation that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Economic conditions and published mortgage industry surveys supported the Company's assumption. The Company believes that once it moves beyond the low interest rate environment and the impact that environment has had on prepayments, the long recurring and highly unfavorable prepayment experience over the past eleven quarters will leave the Company with securitized mortgage pools which will experience future prepayment speeds substantially lower than originally believed. Also, the rate of increase in home values has slowed considerably, which the Company expects will mean that fewer borrowers will have excess value in their homes to access. As a result of analysis of these factors, the Company believes prepayments will continue to remain at higher than normal levels for the near term before declining to historical prepayment levels and then further declining in the future. However, the Company cannot predict with certainty what prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value securitization assets and actual experience may have a significant adverse impact on the value of these assets.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST-ONLY STRIPS -- (CONTINUED)

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

   See Note 5 for more information and the amounts of valuation assumptions adjustments recorded.

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

   The expected future cash flows from servicing rights are periodically reevaluated. The current assumptions for prepayment rates are monitored against actual experience and other economic conditions and are changed if deemed necessary. A review for impairment is performed on a quarterly basis by stratifying the serviced loans by loan type, home equity or business purpose loans, which is considered to be the predominant risk characteristic in the portfolio of loans the Company services. In establishing loan type as the predominant risk characteristic, the Company considered the following additional loan characteristics and determined these characteristics as mostly uniform within its two types of serviced loans and not predominant for risk stratification:

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SERVICING RIGHTS -- (CONTINUED)

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

   o Individual loan size - The average loan size in the Company's serviced portfolio is $71 thousand. The serviced portfolio is approximately $1.6 billion at September 30, 2004 with approximately 22 thousand loans. There are no significant defining groupings with respect to loan size. No loans are greater than $1.0 million, only $9.1 million of loans have principal balances greater than $500 thousand, and only $30.3 million of loans have principal balances greater than $350 thousand.

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

PREPAID EXPENSES

   Prepaid assets are comprised mainly of amounts paid for fees on warehouse lines and operating lines of credit (facility fees), insurance coverage and printed marketing materials and customer lists, which have not yet been utilized. Costs for facility fees, printed materials and customer lists are expensed as they are utilized. Other marketing and advertising costs are expensed as incurred. Prepaid expenses included prepaid facility fees of $14.0 million at September 30, 2004 and $10.4 million at June 30, 2004.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

   The Company has stock option plans that provide for the periodic granting of options to key employees and non-employee directors and accounts for options granted under these plans under APB Opinion No. 25 "Accounting for Stock
Issued to Employees" ("APB No. 25"). The Company accounts for fixed stock options issued under these plans using the intrinsic value method, and accordingly, no expense is recognized where the exercise price equals or exceeds the fair value of the common stock at the date of grant. The Company accounts for performance based stock options issued under these plans as variable stock options and recognizes compensation expense based on the fair value of the Company's common stock, as measured on the date of the grant, on a straight-line basis over the vesting period of these stock options.

   Had the Company accounted for stock options granted under these plans using the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                       2004          2003
                                                    ---------     ---------
Net income (loss) attributable
  to common stock, as reported...                   $ (28,712)    $(26,268)
Stock based compensation costs,
  net of tax effects determined
  under fair value method for all
  awards.........................                         (64)        (182)
                                                     --------     --------
Pro forma........................                    $(28,776)    $(26,450)
                                                     ========     ========
Earnings (loss) per share -
  basic
    As reported..................                    $  (7.98)    $  (8.10)
    Pro form.....................                       (8.00)       (8.16)
                                                     --------     --------
Earnings (loss) per share -
  diluted
    As reported..................                    $  (7.98)    $  (8.10)
    Pro forma ...................                       (8.00)       (8.16)
                                                     ========     ========



RECENT ACCOUNTING PRONOUNCEMENTS

   No new accounting pronouncements affecting the Company have been issued since the filing of its June 30, 2004 Form 10-K.


2.  ACQUISITIONS


   On December 24, 2003, the Company acquired a broker operation located in California that operates primarily on the west coast of the United States for the purpose of expanding its capacity to originate loans through its broker channel, especially in the state of California. Assets acquired in this transaction, mostly fixed assets, were not material. The purchase price was comprised of issuing a $475 thousand convertible non-negotiable promissory note to the seller and assuming $107 thousand of liabilities. As a result of this transaction, the Company increased its goodwill by $582 thousand.

   The $475 thousand convertible non-negotiable promissory note issued in the December 2003 acquisition bears interest at 6% per annum and matures June 30, 2005. At any time on or after December 24, 2004 and before January 31, 2005, the holder of the note has the option to convert the note into the number of shares

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


2.  ACQUISITIONS (CONTINUED)

of common stock determined by dividing the outstanding principal amount of the note and accrued interest, if any, by $5.00, subject to adjustment for any changes in the capitalization of the Company affecting its common stock.

   On June 11, 2004, the Company acquired a broker operation located and primarily operating in the state of Texas. This acquisition was also for the purpose of expanding the Company's capacity to originate loans through its broker channel. Assets acquired in this transaction, mostly fixed assets, were not material. The purchase price was comprised of issuing a $650 thousand convertible non-negotiable promissory note to the seller and $150 thousand of cash. As a result of this transaction, the Company increased its goodwill by $612 thousand.

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


3.  LOAN AND LEASE RECEIVABLES


LOANS AVAILABLE FOR SALE

   Loans available for sale were comprised of the following (in thousands):

                                              SEPTEMBER 30, 2004   JUNE 30, 2004
                                              ------------------   -------------
Loans available for sale, secured by real
  estate, principal balance...............         $329,331           $300,143
Valuation allowance(a)....................             (100)               (42)
Deferred direct loan origination costs ...            7,236              4,453
Other(b) .................................               44               (279)
                                                   --------           --------
                                                   $336,511           $304,275
                                                   ========           ========

---------------
(a) For estimated credit losses.
(b) Represents the SFAS No. 133 adjustment to the fair value of hedged loans.

   Real estate secured loans have contractual maturities of up to 30 years.

   The activity in the valuation allowance against available for sale loans is summarized as follows (in thousands):


                                                                   THREE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                   2004    2003
                                                                   ----   ------
Balance at beginning of the period ............................    $ 42   $1,319
Provision adjustment ..........................................      58      363
                                                                   ----   ------
Balance at end of the period ..................................    $100   $1,682
                                                                   ====   ======

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


3.  LOAN AND LEASE RECEIVABLES (CONTINUED)

NON-ACCRUAL LOANS

   At September 30, 2004 and June 30, 2004, the accrual of interest income was suspended on real estate secured loans of $4.6 million and $3.5 million, respectively. Non-accrual loans at September 30, 2004 and June 30, 2004 were comprised of the following (in thousands):


                                              SEPTEMBER 30, 2004   JUNE 30, 2004
                                              ------------------   -------------
Loans repurchased from securitization
  trusts..................................         $ 4,392            $ 3,281
Loans transferred from available for sale               80                181
Other ....................................              80                 --
                                                   -------            -------
                                                     4,552              3,462
Allowance for credit losses ..............          (1,238)            (1,469)
                                                   -------            -------
Net non-accrual loans ....................         $ 3,314            $ 1,993
                                                   =======            =======


   Average balances of non-accrual loans for the twelve months ended September 30, 2004 and June 30, 2004 were $5.6 million and $7.3 million, respectively.

4.  ALLOWANCE FOR CREDIT LOSSES


   The activity in the allowance for credit losses on non-accrual loans and leases is summarized as follows (in thousands):


                                                                  THREE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                                ----------------
                                                                 2004      2003
                                                                ------   -------
Balance at beginning of the period .........................    $1,469   $ 1,529
Provision for credit losses:
 Business purpose loans ....................................       146     1,129
 Home equity loans .........................................       (87)    2,694
 Equipment leases ..........................................        --       (30)
                                                                ------   -------
   Total provision..........................................        59     3,793
                                                                ------   -------
Loan charge-offs:
 Business purpose loans ....................................       (66)     (352)
 Home equity loans .........................................      (328)   (1,198)
 Equipment leases ..........................................        --      (110)
                                                                ------   -------
   Total loan charge offs...................................      (394)   (1,660)
                                                                ======   =======
Recoveries of loans previously charged off:
 Business purpose loans ....................................        70         4
 Home equity loans .........................................        34        14
 Equipment leases ..........................................        --       108
                                                                ------   -------
   Total recoveries.........................................       104       126
                                                                ------   -------
Total charge-offs, net .....................................      (290)   (1,534)
                                                                ------   -------
Balance at end of the period ...............................    $1,238   $ 3,788
                                                                ======   =======
Ratio of net charge offs in the portfolio to the average
  portfolio(a)..............................................      0.38%     3.37%
Ratio of allowance to non-accrual loans and leases  ........     27.21%    24.61%

---------------
(a) The average portfolio includes loans available for sale, non-accrual loans and leases.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


4.  ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

   The following schedule details the provision for credit losses for the three months ended September 30, 2004 and 2003 (in thousands):


                                                                   THREE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                   2004    2003
                                                                   ----   ------
Loans available for sale ......................................    $ 58   $  363
Non-accrual loans .............................................      59    3,823
Leases ........................................................      --      (30)
                                                                   ----   ------
Total Provision for Credit Losses .............................    $117   $4,156
                                                                   ====   ======


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

   At September 30, 2004, one of the Company's twenty mortgage securitization trusts was under a triggering event as a result of delinquencies exceeding specified levels. There were no securitization trusts exceeding specified loss levels at September 30, 2004. At June 30, 2004, four of the Company's mortgage securitization trusts were under a triggering event. Approximately $5.0 million of excess overcollateralization is being held by the trust as of September 30, 2004. For the three months ended September 30, 2004, the Company repurchased delinquent loans with an aggregate unpaid principal balance of $2.7 million from securitization trusts primarily for trigger management. The Company cannot predict when the trust currently exceeding triggers will be below trigger limits and release the excess overcollateralization. In order for the trust to release the excess overcollateralization, delinquent loans would need to decline, or the Company would need to repurchase delinquent loans of up to $4.8 million as of September 30, 2004. If delinquencies increase and the Company cannot cure the delinquency or liquidate the loans in the mortgage securitization trusts without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. The Company's ability to continue to manage triggers in its securitization trusts in the future is affected by the availability of cash from operations or through the sale of subordinated debentures to fund these repurchases.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


4.  ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

   The following table summarizes the principal balances of loans and real estate owned "REO" repurchased from securitization trusts (dollars in thousands):

                                                                   THREE MONTHS
                                                                      ENDED
                                                                   SEPTEMBER 30,
                                                                ----------------
                                                                  2004     2003
                                                                ------   -------
By original loan type:
 Business purpose loans ....................................    $2,002   $ 4,380
 Home equity loans .........................................       701    11,963
                                                                ------   -------
   Total....................................................    $2,703   $16,343
                                                                ======   =======
By loans and REO:
 Loans repurchased .........................................    $2,607   $ 9,847
 REO purchased .............................................        96     6,496
                                                                ------   -------
   Total....................................................    $2,703   $16,343
                                                                ======   =======
Number of loans repurchased ................................        20       215
                                                                ======   =======

   The Company received $1.8 million and $7.6 million of proceeds from the liquidation of repurchased loans and REO during the three-months ended September 30, 2004 and 2003, respectively. The Company had repurchased loans remaining on the balance sheet in the amounts of $4.4 million at September 30, 2004 and $3.3 million at June 30, 2004 and REO of $1.5 million at September 30, 2004 and $1.9 million at June 30, 2004.


5.  INTEREST-ONLY STRIPS


   The activity for interest-only strip receivables is summarized as follows (in thousands):



                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             -------------------
                                                                 2004     2003
                                                             --------   --------
Balance at beginning of period ..........................    $459,086   $598,278
Initial recognition of interest-only strips, including
  initial overcollateralization of $0....................          --        950
Proceeds from sale of interest-only strips(a) ...........      (9,120)        --
Cash flow from interest-only strips .....................     (33,141)   (56,222)
Required purchases of additional overcollateralization ..       4,615      7,660
Interest accretion ......................................       8,448     10,828
Adjustment for loans subject to repurchase rights .......         309        162
Adjustments to fair value recorded through other
  comprehensive income(b)................................      18,644     (6,122)
Other than temporary fair value adjustment(c) ...........         (29)    (9,951)
                                                             --------   --------
Balance at end of period ................................    $448,812   $545,583
                                                             ========   ========

---------------
(a) Reflects the proceeds received for the sale of interest-only strips related to five securitization trusts. On June 30, 2004, the Company wrote down the carrying value of these interest-only trusts by $4.1 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets is described in Note 8.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


5.  INTEREST-ONLY STRIPS (CONTINUED)

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

   Interest-only strips include overcollateralization balances that represent undivided interests in securitizations maintained to provide credit enhancement to investors in securitization trusts. At September 30, 2004 and 2003, the fair value of overcollateralization related cash flows were $202.2 million and $263.5 million, respectively.

   The Company's interest-only strips collateralize certain obligations under its $250.0 million credit facility with a warehouse lender. These obligations include an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations for fees payable under this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $47.6 million. Interest-only strips also secure the Company's senior collateralized subordinated notes. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes. At September 30, 2004, our interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes, totaled $401.6 million, of which approximately $146.2 million represented 150% of the outstanding principal balance of the senior collateralized subordinated notes. See Note 8 for more detail on the senior collateralized subordinated notes.

   Declining interest rates and resulting high prepayment rates over the last twelve quarters have required revisions to our estimates of the value of our securitization assets. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, the Company's prepayment rates, as well as those throughout the mortgage industry, remained at higher than expected levels due to continuing low interest rates during this period. As a result, over the last twelve quarters the Company has recorded cumulative pre-tax write downs to its interest-only strips in the aggregate amount of $140.4 million and pre-tax adjustments to the value of servicing rights of $12.1 million, for total adjustments of $152.5 million, mainly due to the higher than expected prepayment experience. On June 30, 2004, the Company wrote down the carrying value of its interest-only strips and servicing rights related to five of our mortgage securitization trusts by $5.4 million to reflect their values under the terms of a September 27, 2004 sale agreement. The following table summarizes the net cumulative write downs recorded on securitization assets over the last twelve quarters (in thousands):


                                                                                               TOTAL       INCOME         OTHER
                                                                                            WRITE DOWN    STATEMENT   COMPREHENSIVE
                                                                                            (WRITE UP)     IMPACT     INCOME IMPACT
                                                                                            ----------    ---------   -------------
PRE-TAX ADJUSTMENT RESULTING FROM:
Prepayments.............................................................................     $177,396     $128,697       $48,699
Discount rate...........................................................................      (30,305)     (18,427)      (11,878)
Loss on sale............................................................................        5,452        3,446         2,006
                                                                                             --------     --------       -------
Net cumulative write down...............................................................     $152,543     $113,716       $38,827
                                                                                             ========     ========       =======


   During the first quarter of fiscal 2005, the Company recorded a pre-tax write up of $18.6 million on its interest-only strips. The $18.6 million write up was recorded as an increase to other comprehensive income, a component of stockholders' equity. This write up of interest-only strips resulted from a reduction to our

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


5.  INTEREST-ONLY STRIPS (CONTINUED)

assumptions for loan prepayments expected to occur beyond 18 months. Management believes that once it moves beyond the low interest rate environment and the impact that environment has on loan prepayments, the long running and highly unfavorable prepayment experience over the last twelve quarters will leave the Company with securitized mortgage pools which will experience future prepayment speeds substantially lower than originally believed. No adjustments were recorded to servicing rights at September 30, 2004.

   The breakout of the total securitization assets adjustments in fiscal 2004 and 2003 between interest-only strips and servicing rights was as follows (in thousands):

                                                             YEAR ENDED JUNE 30, 2004                YEAR ENDED JUNE 30, 2003
                                                       ------------------------------------    ------------------------------------
                                                        TOTAL      INCOME         OTHER         TOTAL      INCOME         OTHER
                                                        WRITE     STATEMENT   COMPREHENSIVE     WRITE     STATEMENT   COMPREHENSIVE
                                                         DOWN      IMPACT     INCOME IMPACT      DOWN      IMPACT     INCOME IMPACT
                                                       -------    ---------   -------------    -------    ---------   -------------
Interest-only strips ...............................   $57,031     $39,659       $17,372       $57,973     $39,900       $18,073
Servicing rights ...................................     6,791       6,791            --         5,282       5,282            --
                                                       -------     -------       -------       -------     -------       -------
Total securitization assets ........................   $63,822     $46,450       $17,372       $63,255     $45,182       $18,073
                                                       =======     =======       =======       =======     =======       =======

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

   The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels difficult. The Company assumed for each quarter end valuation that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. This assumption was supported by published data. Consistent with this view that interest rates would rise, the Company had utilized derivative financial instruments to manage interest rate risk exposure on its loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. The Company believes that once it moves beyond the low interest rate environment and the impact that environment has had on prepayments, the long recurring and highly unfavorable prepayment experience over the last eleven quarters will leave the Company with securitized loan pools which will experience future prepayment speeds substantially lower than originally believed. Also, the rate of increase in home values has slowed considerably, which the Company expects will mean that fewer borrowers will have excess value in their homes to access. The Mortgage Bankers Association of America has forecast as of September 17, 2004 that mortgage refinancings as a percentage share of total mortgage originations will decline from 49% in the second quarter of calendar 2004 to 24% in the second quarter of calendar 2005. The Mortgage Bankers Association of America has also projected in its September 2004 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase steadily each quarter in their forecast. As a result of an analysis of these factors, the Company believes prepayments will continue to remain at higher than normal levels for the near term before declining to historical prepayment levels and then further declining in the future. However, the Company cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value securitization assets and actual experience may have a significant adverse impact on the value of these assets.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


5.  INTEREST-ONLY STRIPS (CONTINUED)

   The following tables detail the net pre-tax write-up of the interest-only strips for the first quarter of fiscal 2005 and the net pre-tax write downs of the securitization assets by quarter for fiscal years 2004, 2003 and 2002 and details the impact to the income statement and to other comprehensive income in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" as it relates to servicing rights (in thousands):

FISCAL YEAR 2005:

                                                                                                TOTAL      INCOME         OTHER
                                                                                                WRITE     STATEMENT   COMPREHENSIVE
QUARTER ENDED                                                                                   DOWN       IMPACT     INCOME IMPACT
-------------                                                                                 --------    ---------   -------------
September 30, 2004........................................................................    $(18,614)      $29        $(18,643)


FISCAL YEAR 2004:

                                                                                                TOTAL      INCOME         OTHER
                                                                                                WRITE     STATEMENT   COMPREHENSIVE
QUARTER ENDED                                                                                    DOWN      IMPACT     INCOME IMPACT
-------------                                                                                 --------    ---------   -------------
September 30, 2003.........................................................................    $16,658     $10,795       $ 5,863
December 31, 2003..........................................................................     14,724      11,968         2,756
March 31, 2004.............................................................................     23,191      15,085         8,106
June 30, 2004..............................................................................      9,249       8,602           647
                                                                                               -------     -------       -------
Total Fiscal 2004..........................................................................    $63,822     $46,450       $17,372
                                                                                               =======     =======       =======

FISCAL YEAR 2003:


                                                                                                TOTAL      INCOME         OTHER
                                                                                                WRITE     STATEMENT   COMPREHENSIVE
QUARTER ENDED                                                                                    DOWN      IMPACT     INCOME IMPACT
-------------                                                                                 --------    ---------   -------------
September 30, 2002.........................................................................    $16,739     $12,078       $ 4,661
December 31, 2002..........................................................................     16,346      10,568         5,778
March 31, 2003.............................................................................     16,877      10,657         6,220
June 30, 2003..............................................................................    $13,293     $11,879       $ 1,414
                                                                                               -------     -------       -------
Total Fiscal 2003..........................................................................    $63,255     $45,182       $18,073
                                                                                               =======     =======       =======


FISCAL YEAR 2002:

                                                                                                TOTAL      INCOME         OTHER
                                                                                                WRITE     STATEMENT   COMPREHENSIVE
QUARTER ENDED                                                                                    DOWN      IMPACT     INCOME IMPACT
-------------                                                                                 --------    ---------   -------------
December 31, 2001..........................................................................    $11,322     $ 4,462       $ 6,860
March 31, 2002.............................................................................     15,513       8,691         6,822
June 30, 2002..............................................................................     17,244       8,900         8,344
                                                                                               -------     -------       -------
Total Fiscal 2002..........................................................................    $44,079     $22,053       $22,026
                                                                                               =======     =======       =======

   Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


6.   SERVICING RIGHTS

   The activity for the loan and lease servicing rights asset is summarized as follows (in thousands):


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              ------------------
                                                                 2004     2003
                                                              -------   --------
Balance at beginning of the period........................    $73,738   $119,291
Amortization .............................................     (6,440)   (12,375)
Proceeds from sale of servicing rights(a) ................       (586)        --
Write down ...............................................         --       (844)
                                                              -------   --------
Balance at end of the period..............................    $66,712   $106,072
                                                              =======   ========



---------------
(a) Reflects the proceeds received for the sale of servicing rights related to five securitization trusts. On June 30, 2004, the Company wrote down the carrying value of these servicing rights by $1.3 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets is described in Note 8.

   Servicing rights are valued quarterly by the Company based on the current estimated fair value of the servicing asset. The Company's valuation analysis for September 30, 2004 indicated that no adjustment was required in the first quarter of fiscal 2005. In the first quarter of fiscal 2004, the Company recorded a $0.8 million write down of its servicing rights.

   Under the servicing agreements associated with 16 of the 19 securitizations serviced by the Company, servicing rights can be terminated by financial insurers representing bondholders or certificate holders (collectively, "bond insurers") under certain circumstances, such as the Company's failure to make required servicer payments, defined changes of control, reaching specified loss levels on underlying mortgage pools or other events constituting a breach, including, in some cases, non-compliance with financial covenants in the servicing agreements (the term "servicing agreements" includes sale and servicing agreements and pooling and servicing agreements). In the remaining 3 securitizations serviced by the Company, servicing rights can be terminated by the trustee under similar circumstances.

   As a result of the Company's non-compliance at September 30, 2003 with the net worth covenant in the separate servicing agreements with each of two bond insurers, the Company requested and obtained waivers of the non-compliance from the two bond insurers. In connection with the waiver of non-compliance granted by one bond insurer, applicable to the remaining term of the related servicing agreements as well as to prior occurrences of the non-compliance, the servicing agreements with that bond insurer were amended to provide for 120-day term-to-term servicing. In connection with the waiver of non-compliance granted by the second bond insurer, applicable only to prior occurrences of non-compliance, the servicing agreements with that bond insurer were amended to provide for 30-day term-to-term servicing. Subsequently, this bond insurer has given the Company a waiver of non-compliance with the net worth covenant on a monthly basis and the Company is currently operating under such a waiver.

   A third bond insurer, as a condition to its participation in the Company's October 2003 securitization, required that the Company amend a servicing agreement related to a previous securitization in which the bond insurer had participated as bond insurer. The resulting amendment to this servicing agreement provided, among other things, for a specifically designated back-up servicer and for 90-day term-to-term servicing. On April 30, 2004 this amended servicing agreement was further amended principally to provide for 30-day term-to-term servicing and for the Company's reappointment as servicer for an initial 30-day term. On March 5, 2004, the Company entered into agreements with its fourth bond insurer, which amended the servicing agreements related to all securitizations insured by this bond insurer. These amendments principally

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


6.   SERVICING RIGHTS (CONTINUED)

provided for a specifically designated back-up servicer. The original provisions of these servicing agreements providing for 3-month term-to-term servicing were not altered by these amendments.

   As a result of the foregoing amendments to our servicing agreements, all of the Company's servicing agreements associated with bond insurers now provide for term-to-term servicing. The Company has been re-appointed as servicer under each of these servicing agreements, as amended, for all relevant term-to-term servicing provision.

7.  OTHER ASSETS AND OTHER LIABILITIES

   Other assets were comprised of the following (in thousands):


                                                        SEPTEMBER 30,   JUNE 30,
                                                            2004          2004
                                                        -------------   --------
Goodwill ...........................................       $16,315       $16,315
Financing costs, debt offerings ....................         3,727         3,567
Real estate owned ..................................         1,510         1,920
Investments held to maturity .......................            --           839
Due from securitization trusts for servicing
  related activities................................           679           792
Other ..............................................         5,723         4,115
                                                           -------       -------
                                                           $27,954       $27,548
                                                           =======       =======

   The activity in real estate owned during the three months ended September 30, 2004 and 2003 was as follows (in thousands):


                                                                  THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ----------------
                                                                 2004      2003
                                                                ------   -------
Balance at beginning of period .............................    $1,920   $ 4,776
Properties acquired through foreclosure(a) .................       101       676
Properties purchased from securitization trusts(a) .........        96     4,202
Sales/liquidation proceeds .................................      (433)   (4,956)
Property revaluation losses ................................        --      (145)
(Loss) gain on sale/liquidation ............................      (174)       13
                                                                ------   -------
Total ......................................................    $1,510   $ 4,566
                                                                ======   =======

---------------
(a) At lower of cost or net realizable value.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


7.  OTHER ASSETS AND OTHER LIABILITIES (CONTINUED)

   Other liabilities were comprised of the following (in thousands):

                                                                   SEPTEMBER 30,
                                                               -----------------
                                                                  2004     2003
                                                               -------   -------
Commitments to fund closed loans ..........................    $57,095   $46,654
Unearned lease incentives .................................     12,470    12,793
Deferred rent incentive ...................................      5,298     4,908
Escrow deposits held ......................................      2,207     3,113
Funds held in suspense ....................................      1,240     1,383
Periodic advance guarantee ................................        670       670
Sold loan recourse liability ..............................         65       307
Hedging liabilities, at fair value ........................         --       103
Trading liabilities (asset), at fair value ................         (2)      851
Other .....................................................      1,475     1,090
                                                               -------   -------
                                                               $80,518   $71,872
                                                               =======   =======

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

   Deferred rent incentive represents the accrual of future rent payments, which will be made mainly in conjunction with the lease agreement for the Company's corporate office space in Philadelphia, Pennsylvania. This lease agreement, which is for a term of eleven years, required no cash rent payments during its first year. The Company is recording rent expense equal to the aggregate cash rent payments, which will be paid in years two through eleven, on a straight-line basis over the full eleven year life of the lease. The balance in the deferred rent incentive accrual was established during the first year and will be reduced to zero on a straight-line basis over years two through eleven.

8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE

   Subordinated debentures were comprised of the following (in thousands):


                                                        SEPTEMBER 30,   JUNE 30,
                                                            2004          2004
                                                        -------------   --------
Subordinated debentures(a) .........................      $476,254      $509,928
Subordinated debentures - variable rate demand
  notes(b)..........................................        13,772        12,681
                                                          --------      --------
Total subordinated debentures ......................      $490,026      $522,609
                                                          ========      ========

   Senior collateralized subordinated notes were comprised of the following (in thousands):

                                                        SEPTEMBER 30,   JUNE 30,
                                                             2004         2004
                                                        -------------   --------
Senior collateralized subordinated notes(c) ........       $97,454       $83,639
                                                           =======       =======

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


   Warehouse lines and other notes payable were comprised of the following (in thousands):


                                                        SEPTEMBER 30,   JUNE 30,
                                                            2004          2004
                                                        -------------   --------
Warehouse revolving line of credit(d) ..............      $ 73,276      $ 53,223
Warehouse revolving line of credit(e) ..............       206,667       186,364
Capitalized leases(f) ..............................           404           488
Convertible promissory notes(g) ....................         1,125         1,125
                                                          --------      --------
Total warehouse lines and other notes payable ......      $281,472      $241,200
                                                          ========      ========

---------------
(a) Subordinated debentures due October 2004 through July 2014, interest rates ranging from 5.30% to 13.99%; average rate at September 30, 2004 was 10.44%, average remaining maturity was 11.5 months, subordinated to all of the Company's senior indebtedness. The average rate on subordinated debentures including variable rate demand notes was 10.30% at September 30, 2004.

(b) Subordinated debentures - variable rate demand notes due upon demand, interest rate at 5.53%; subordinated to all of the Company's senior indebtedness.

(c) Senior collateralized subordinated notes due October 2004 through July 2014, interest rates ranging from 5.40% to 13.10%; average rate at September 30, 2004 was 9.84%, average remaining maturity was 16.5 months. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the outstanding principal balance of the senior collateralized subordinated notes issued in the Exchange Offer plus priority lien obligations secured by the interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the outstanding principal balance of the senior collateralized subordinated notes, as determined by the Company on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind the Company's senior indebtedness and all of the Company's other existing and future senior debt and behind the existing and future debt of the Company's subsidiaries and equally in right of payment with the subordinated debentures, and any future subordinated debentures issued by the Company and other unsecured debt. Senior collateralized subordinated notes were issued in connection with the December 1, 2003 and May 14, 2004 Exchange Offers. At September 30, 2004, the Company's interest in the cash flows from the interest-only strips held in the trust which secure the senior collateralized subordinated notes totaled $401.6 million, of which $146.2 million represents 150% of the outstanding principal balance of the senior collateralized subordinated notes at September 30, 2004.

(d) $200.0 million warehouse revolving line of credit with JPMorgan Chase Bank entered into on September 22, 2003 and with an original maturity of September 2004. In September 2004, the maturity date of this facility was extended to November 5, 2004 and the facility amount was reduced to $100.0 million. In November 2004, the maturity date was extended to December 3, 2004 and the facility amount will reduce to $60.0 million. The reduction to $60.0 million will occur at a rate of $10.0 million per week commencing November 5, 2004. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


     Additionally, we have a stand alone letter of credit with JP Morgan Chase Bank to secure lease obligations for corporate office space. The amount of the letter of credit was $8.0 million at September 30, 2004. The letter of credit was collateralized by cash and expires on December 16, 2004.

(e) $250.0 million warehouse revolving line of credit with Chrysalis Warehouse Funding, LLC, entered into on October 14, 2003 and expiring October 2006. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans and certain interest-only strips. Interest-only strips secure obligations in an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $47.6 million.

(f) Capitalized leases, maturing through January 2006, imputed interest rate of 8.0%, collateralized by computer equipment. The original principal amount of debt recorded under these leases was $1.0 million. The leases mature through January 2006.

(g) Consists of two convertible non-negotiable promissory notes issued for the acquisition of certain assets and operations of two mortgage broker businesses. The first note, issued December 23, 2003, bears interest at 6% per annum and matures June 30, 2005. At any time on or after December 24, 2004 and before January 31, 2005, the holder of the note has the option to convert the note into the number of shares of common stock determined by dividing the outstanding principal amount of the note and accrued interest, if any, by $5.00, subject to adjustment for any changes in the capitalization of the Company affecting its common stock. The second note, issued June 11, 2004, bears interest at 8% per annum and is to be paid in five semi-annual installments of $108 thousand each commencing on December 31, 2004. The final semi-annual installment is due on June 30, 2007. At any semi-annual installment date, the holder of the note has the option to convert the note into the number of shares of the Company's common stock as determined by dividing the semi-annual principal payment amount by the closing price per common share on the immediately preceding semi-annual payment date, subject to adjustment for any changes in the capitalization of the Company affecting its common stock.

   Principal payments on subordinated debentures, senior collateralized subordinated notes, warehouse lines and other notes payable for the next five years are as follows (in thousands):


TWELVE MONTHS ENDING SEPTEMBER 30,
---------------------------------
2005 ................................................................   $655,023
2006 ................................................................    154,971
2007 ................................................................     32,229
2008 ................................................................      7,399
2009 ................................................................      7,492



   At September 30, 2004, warehouse lines and other notes payable were collateralized by $296.6 million of loan receivables and $0.4 million of computer equipment.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


   Interest rates paid on the revolving credit facilities range from London Inter-Bank Offered Rate ("LIBOR") plus 2.00% to LIBOR plus 2.50%. The weighted-average interest rate paid on the revolving credit facilities was 4.21% and 3.76% at September 30, 2004 and June 30, 2004, respectively.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


FINANCIAL AND OTHER COVENANTS -- (CONTINUED)

   On September 30, 2004, the Company entered into an amendment to the $200.0 million credit facility which extends the expiration date of this credit facility from September 30, 2004 to November 5, 2004, and decreased the facility from $200.0 million to $100.0 million. Since entering into this facility on September 22, 2003, the amount outstanding under this facility at any given time has not exceeded $100.0 million. In addition, the amendment included changes which reduced the advance rate if the amount outstanding under the facility exceeds $75.0 million. The amendment also changed the portfolio composition requirements to accommodate fluctuations in the pledged loans at the beginning and end of each month, providing greater flexibility to the Company. The purpose of the amendment is to allow the Company to continue to borrow under this facility, subject to its terms as described above, while it finalizes the definitive agreement for a new credit facility. In light of this amendment, on October 1, 2004, the Company entered into an amendment to the $250.0 million credit facility described below which decreased the amount of the additional credit facilities that it must maintain from $200.0 million to $100.0 million, provided that there continues to be at least $40.0 million available for funding newly originated loans as originally required by the facility agreements.

   On November 5, 2004, the Company entered into an additional amendment to this $200.0 million facility (reduced to $100.0 million on September 30, 2004). The amendment further extended the scheduled expiration date of this facility from November 5, 2004 to December 3, 2004, further reduced the maximum amount that can be borrowed under the facility from $100.0 million to $60.0 million. The reduction will occur at a rate of $10.0 million per week commencing on November 5, 2004. This amendment also restored portfolio composition requirements to their original terms except that funding for up to $60.0 million of newly originated loans was made available and no loans older than 30 days may be funded. The purpose of the amendment is to allow the Company to continue to borrow under this facility, subject to its terms as described above, while it finalizes the definitive agreements for its new credit facilities and transition to those new facilities.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


FINANCIAL AND OTHER COVENANTS -- (CONTINUED)


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

   The definitive agreements for this $250.0 million facility, as amended, granted the lender an option from the first anniversary of entering into the definitive agreements up to November 30, 2005 to increase the credit amount to $400.0 million with additional fees and interest payable by the Company. This option will be satisfied upon the completion of the $150.0 million Warehouse Facility.

   The Company amended the security agreements related to the senior collateralized subordinated notes to accommodate a request from the lender on its $250.0 million credit facility, and its affiliate, dated September 30, 2004, to clarify an inconsistency between these agreements and the $250.0 million credit facility documents related to liens on certain assets previously pledged by ABFS Warehouse Trust 2003-1 to Clearwing, the affiliate of the lender.

DEFINITIVE AGREEMENTS AND COMMITMENTS RELATED TO NEW CREDIT FACILITIES

   $100.0 MILLION WAREHOUSE FACILITY. On November 5, 2004, the Company entered into definitive agreements, dated as of November 4, 2004, with Fortress Credit Corp. for a $100.0 million revolving mortgage warehouse credit facility to fund loan originations, referred to as the $100.0 million facility, including up to $30.0 million for newly originated loans ($40.0 million if the facility is increased as described below). The $100.0 million facility has a term of one year, with the right to extend upon mutual written agreement of the parties and the Company's payment to the lender of a renewal fee equal to a percentage of the maximum amount available under the facility. The lender may, at any time during the period from the 121st day through the 300th day from the closing date, in its sole discretion, increase the maximum amount available under the facility up to $175.0 million, at which time the Company is obligated to pay a commitment increase fee equal to 2.25% of the amount of the increase. The Company's ability to utilize this facility for newly originated loans is subject to its satisfaction of such requirements to be determined by the lender in its sole discretion. The Company agreed to pay fees of $2.3 million upon closing and approximately $3.8 million over the term of the facility (and if the facility is increased to $175.0 million, an additional $2.6 million in fees), plus a monthly non-usage fee equal to a percentage of the undrawn portion of the $100.0 million facility. The $100.0 million facility has a floating interest rate based on LIBOR plus a margin of 4.25% (which is increased to 7.5% for newly originated loans) and is secured by the mortgage loans which are funded by advances under the facility, as well as all assets, accounts receivable and all related proceeds held by the special purpose entity organized to facilitate the transaction, referred to as the borrower.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


DEFINITIVE AGREEMENTS AND COMMITMENTS RELATED TO NEW CREDIT FACILITIES -- (CONTINUED)

   The $100.0 million facility contains representations, warranties, conditions and covenants which are customary for facilities of this type, including provisions which require the borrower to: (1) use the proceeds solely to fund loan originations as described in the facility; (2) not incur any other indebtedness except as specified in the facility; (3) not permit any liens, claims or interests on, or any sale or disposition of, the collateral securing the facility; and (4) provide the lender with all financial statements, certificates and notices as specified in the facility. The $100.0 million facility contains events of default typical for this type of facility, including but not limited to, if: (1) the borrower fails to make any payment when due to the lender; (2) the borrower breaches or fails to comply with the representations, warranties, conditions or covenants under the facility; (3) the Company becomes insolvent or the subject of insolvency proceedings; (4) a material adverse change or effect as described in the facility occurs; (5) certain members of management are no longer the Company's executive officers and a satisfactory replacement has not been found within 60 days; (6) the Company is unable to sell or issue subordinated notes for more than three consecutive weeks or on more than two occasions in any 12-month period irrespective of the length of time of such occasions; (7) the Company is delisted from the NASDAQ Stock Market or any other stock market or securities exchange or trading of the Company's stock is suspended for at least three consecutive days; (8) any of the Company's servicing agreements, other than a servicing agreement relating to a securitization in which one of our bond insurers or its affiliates have provided bond insurance or similar credit enhancement, are terminated for cause or an event of default; (9) the Company's net worth is negative at the end of any calendar month or less than $10.0 million at the end of any calendar quarter;
(10) the Company fails to maintain cash and cash equivalents and undrawn borrowing capacity under committed borrowing facilities of less than $20.0 million after December 30, 2004; or (11) the Company fails to maintain minimum cash of at least $10.0 million after December 30, 2004. Subject to certain exceptions and the expiration of any applicable cure period as described in the $100.0 million facility, upon the occurrence of one or more events of default, the lender may declare the amount outstanding under the facility immediately due and payable. The Company expects to draw down on the full amount of this line to the extent necessary to fund its loan originations.

   The Company also sold the interest-only strips and servicing rights related to five of its mortgage securitization trusts to an affiliate of this facility provider under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of the Company's negotiations to obtain the new $100.0 million facility and to raise cash to pay fees on new warehouse credit facilities and as a result, the Company did not realize their full value as reflected on its books. The Company wrote down the carrying value of these interest-only strips and servicing rights by $5.4 million at June 30, 2004 to reflect their values under the terms of the sale agreement. On September 27, 2004, the Company received proceeds from this sale of $9.7 million.

   COMMITMENT LETTER RELATED TO $30.0 MILLION WAREHOUSE FACILITY AND RESIDUAL REPURCHASE FACILITY. On October 27, 2004, the Company executed a commitment letter, dated as of October 26, 2004, with a lender for: (i) a $30.0 million warehouse facility to fund the origination of residential mortgage loans, including mortgage loans for which the complete documentation will not have been received by the custodian at the time of funding and closing of such loans, referred to as newly originated loans in this document; and (ii) a repurchase facility of up to $23.0 million for specified interest-only strips owned by one of the Company's subsidiaries. Pursuant to the commitment letter, the Company agreed to organize a special purpose trust to act as borrower under the warehouse facility, hold the related newly originated loans and act as seller under the repurchase facility. The Company also agreed to form a second trust, referred to as the parent trust, to hold 100% of the ownership interest in the special purpose trust.

   The warehouse facility will have a term of three years, although, upon the termination of the repurchase facility at the close of its two-year term, the Company has an option to terminate the warehouse facility on the second anniversary of the closing date upon payment of a termination fee of $600 thousand. Pursuant to the commitment letter, the warehouse facility will have a floating interest rate based upon LIBOR plus a margin of 2.5% per year.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


DEFINITIVE AGREEMENTS AND COMMITMENTS RELATED TO NEW CREDIT FACILITIES -- (CONTINUED)

         The warehouse facility will be secured by, among other items, (i) newly originated loans funded through the facility and proceeds from these loans; (ii) a pledge of 100% of the common stock of ABFS Consolidated Holdings, Inc., the Company's subsidiary that will own 97% of the parent trust; (iii) a certificate issued by the parent trust entitling an entity organized by the lender to a priority interest in all of the parent trust's assets and distributions, including income derived from certain of the Company's interest-only strips;
(iv) certain servicing advances owned by American Business Credit, Inc., the Company's subsidiary; and (v) the value of the interest-only strips in excess of the amount necessary for the special purpose trust to satisfy its obligations under the repurchase facility.

         In connection with the warehouse facility, the lender on the Company's $250.0 million credit facility must consent to certain aspects of the proposed transaction. In addition, the parent trust will enter into an amendment to the security agreement with the trustee for the Company's outstanding senior collateralized subordinated notes pursuant to which collateral owned by the parent trust will be pledged to secure the senior collateralized subordinated notes.

         In connection with the execution of the commitment letter, the Company paid fees of approximately $1.9 million. The Company also agreed to pay fees on the closing of the facility and over the term of the warehouse facility totaling approximately $7.1 million, as well as an annual non-usage fee equal to a percentage of the undrawn portion of the warehouse facility.

         As described in the commitment letter, under the repurchase facility, an entity organized by the lender for the purposes of the repurchase facility transaction, referred to as the purchaser, will acquire specified interest-only strips for up to $23.0 million, which amount will be initially adjusted to reflect any pre-closing adjustments to the value of such interest-only strips that may result from distributions on the interest-only strips after September 30, 2004, changes in market conditions or other factors as determined by the purchaser, and may be reduced after the closing in case of a margin payment paid to the purchaser, as described in the repurchase facility. The interest-only strips to be transferred pursuant to this arrangement had an aggregate book value of $86.0 million at September 30, 2004. Subject to certain limitations, the repurchase price of the specified interest-only strips will be secured by the collateral under the warehouse facility, other than the specified interest-only strips necessary for the special purpose trust to satisfy its obligations under the repurchase facility. The repurchase facility will terminate two years after the closing date. The Company has an option to terminate the repurchase facility by repurchasing the specified interest-only strips in whole, but not in part, and paying the applicable exit fee equal to 3% of the repurchase facility amount. The Company's execution of the definitive agreement related to the repurchase facility will require the consent of the lender under its $250.0 million credit facility.

   The commitment letter is subject to, among other things, (i) the approval by the lender's investment committee on or prior to November 5, 2004 and (ii) the execution of definitive agreements not later than November 5, 2004. On November 8, 2004, the lender amended the commitment letter to notify the Company that it had obtained the approval of its investment committee and to extend the deadline for the execution of definitive agreements from November 5, 2004 to November 22, 2004. The Company currently anticipates entering into an interim repurchase facility with this lender which will expire when definitive agreements related to the warehouse facility and the permanent repurchase facility is executed.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


DEFINITIVE AGREEMENTS AND COMMITMENTS RELATED TO NEW CREDIT FACILITIES -- (CONTINUED)

         The availability of the warehouse facility and the repurchase facility, referred to as the facilities, is subject to the satisfaction of certain initial conditions which include, but are not limited to, the following: (i) the Company's receipt of one or more definitive commitments from one or more other new lenders for warehouse funding of at least $100.0 million with a minimum of $30.0 million available for funding newly originated loans; and (ii) the Company's assignment to the lender of a "key man" life insurance policy equal to at least $2.0 million on the life of Mr. Santilli, the Company's Chief Executive Officer, and the Company's agreement to use its best efforts to increase such policy to $5.0 million within six months of the closing date.

         The facilities will also be subject to certain customary and other on-going conditions pursuant to which the Company will be required (i) to maintain at all times an effective registration statement with the SEC for the sale of at least $30.0 million of subordinated debentures; (ii) to maintain the Company's ability to issue and sell its subordinated debentures, except for the inability to issue and sell subordinated debentures for a period of time which shall not exceed three consecutive weeks or two occasions in any 12-month period irrespective of the length of time of any such occasions; (iii) to satisfy all requirements for the continued listing of the Company's common stock on the NASDAQ National Market, with a delisting notification to be considered a default under the facilities subject to the cure period provided in the applicable NASDAQ listing standards; and (iv) during the terms of the facilities, to retain Messrs. Santilli, Ruben and Mandia in their current positions or, if Messrs. Ruben or Mandia cease to hold their current positions of Executive Vice President and Chief Financial Officer, respectively, to secure a replacement employee reasonably satisfactory to the lender.

         The facilities will contain additional conditions, representations, covenants and events of default customary for transactions of this type and similar to those contained in our $250.0 million credit facility, as well as the Company's covenant to maintain additional warehouse facilities for an aggregate of at least $350.0 million. The failure to satisfy any of the initial or on-going conditions contained in the facilities or the loss of servicing rights under more than two of the Company's outstanding securitizations or any warehouse facility will constitute an event of default under the facilities.

         While the Company anticipates that it will close on the facilities with the lender, there can be no assurance that these negotiations will result in definitive agreements or that these agreements, as negotiated, will contain terms and conditions acceptable to it.

         COMMITMENT LETTER RELATED TO $150.0 MILLION WAREHOUSE FACILITY. The Company received a commitment letter dated as of November 1, 2004 for a mortgage warehouse facility from CIT Group/Business Credit, Inc. and Clearwing Capital, LLC, an affiliate of the lender on the Company's $250.0 million credit facility, for the purpose of funding home mortgage loan originations. The commitment letter becomes effective and legally obligates the parties upon the payment of the fees by the Company, as described below, which fees have not been paid to date. The commitment letter provides for a $150.0 million senior secured revolving facility, of which $10.0 million can be utilized to fund newly originated loans. Of the $150.0 million, CIT Group would provide up to approximately $132.0 million as the A Facility and Clearwing would provide up to approximately $18.0 million as the B Facility. The A Facility and B Facility together are referred to as the $150.0 million facility. The $150.0 million facility will expire on October 14, 2006, with a one-year extension of the A Facility after the expiration of the initial term subject to, among other things, the effectiveness of a committed B Facility in an amount and on terms and conditions substantially satisfactory to the A facility lender. The A Facility will have a floating interest rate based upon LIBOR plus a margin, which decreases over the term of the facility, or prime plus a margin of 1.5%. The $150.0 million facility will satisfy the option provided to the lender on the Company's $250.0 million facility which permits this lender to increase the maximum credit amount to $400.0 million and triggers the payment of additional fees to such lender as described below.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


DEFINITIVE AGREEMENTS AND COMMITMENTS RELATED TO NEW CREDIT FACILITIES -- (CONTINUED)

         The A Facility and the B Facility will each be secured by the home mortgage loans which are funded by advances under the $150.0 million facility, as well as all assets, held by a special purpose entity organized to facilitate this transaction, provided, however, that the B Facility will be subordinate to the A Facility. The $150.0 million facility will contain representations and warranties and covenants, events of default and other conditions, which are customary for a facility of this type. The commitment letter and the closing of the $150.0 million facility are subject to such other customary and commercially reasonable terms, including no material adverse condition or change in or affecting the Company's business, operations, property, condition or prospects since June 30, 2004, the Company's receipt of a working capital facility or reverse repurchase line of not less than $23.0 million, cash on hand and available working capital facilities of not less than $40.0 million, delivery of 2004 audited financial statements with an unqualified audit opinion, preparation, execution and delivery of definitive loan documents, completion of due diligence by CIT Group and Clearwing, and execution of a servicing arrangement satisfactory to CIT Group and Clearwing.

         In connection with the execution and effectiveness of the commitment letter, the Company is obligated to pay the lender on the A Facility a work fee to offset its costs and expenses incurred in connection with the facility and a fee of 2.0% of the amount of the A Facility, half of which is due upon the effective date of the commitment letter and the second half upon the closing of the facility. The Company agreed to pay annual collateral management fees to affiliates of the lender on the A Facility over the term of the facility. The Company also agreed to pay the lender on the B Facility: the increase commitment fees provided for in the fee agreement related to our $250.0 million facility of approximately $21.9 million, with approximately $1.4 million payable upon the termination of the facility and the balance payable in equal monthly installments over the term of the facility, a work fee to offset the lender's costs and expenses incurred in connection with the facility, and additional fees of $4.5 million payable in equal monthly installments over the term of the facility.

         The commitment letter terminates on November 30, 2004 if the execution and delivery of definitive agreements does not occur on or before such date. While the Company anticipates that it will close on the $150.0 million facility with the lenders, there can be no assurance that these negotiations will result in definitive agreements or that these agreements, as negotiated, will contain terms and conditions acceptable to it.

         Although after December 3, 2004 the Company expects to have mortgage loan warehouse credit facilities totaling at a minimum $530.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, the Company will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures.

   WAIVERS AND AMENDMENTS OF FINANCIAL COVENANTS. As a result of the loss experienced during fiscal 2003, the Company was not in compliance with the terms of certain financial covenants related to net worth, consolidated stockholders' equity and the ratio of total liabilities to consolidated stockholders' equity under two of its principal credit facilities existing at June 30, 2003 (one for $50.0 million and the other for $200.0 million, which was reduced to $50.0 million). The Company obtained waivers from these covenant provisions from both lenders. Commencing August 21, 2003, the lender under the $50.0 million warehouse credit facility

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


DEFINITIVE AGREEMENTS AND COMMITMENTS RELATED TO NEW CREDIT FACILITIES -- (CONTINUED)

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

   In addition, in light of the losses recorded in the first quarter of fiscal 2005 and in the 2004 fiscal year, the Company requested and obtained waivers or amendments to several credit facilities to address its non-compliance with certain financial covenants.

   On September 22, 2003, the lender under the $200.0 million facility agreed (now $60.0 million) to extend the deadline for the Company's registration statement to be declared effective by the SEC to November 10, 2003. The Company's registration statement was declared effective on November 7, 2003. The lender on the $200.0 million credit facility agreed to extend the date by which the Company was required to close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. The Company subsequently obtained an additional waiver from this lender, which extended this required closing date for obtaining the additional credit facility to October 14, 2003 (this condition was satisfied by the closing of the $250.0 million facility described above). Prior to the closing of the second credit facility, our borrowing capacity on the $200.0 million facility was limited to $80.0 million. The Company entered into two amendments to the sale and servicing agreement with the lender under its $200.0 million facility which clarified the scope of particular financial covenants: one amendment dated as of May 12, 2004 clarified the scope of the financial covenant regarding the maintenance of minimum adjusted tangible net worth; and one amendment dated as of June 30, 2004 clarified the scope of the financial covenant regarding the maintenance of minimum cash and cash equivalents. This lender waived its noncompliance with the minimum net worth requirements at September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30,
2004. This lender also waived the Company's non-compliance with: the covenant regarding minimum adjusted tangible net worth, for all monthly compliance periods commencing with the month ending April 30, 2004 and continuing through the month ending October 31, 2004; the covenant regarding minimum cash and cash equivalents, for the compliance periods ending December 31, 2003, April 30, 2004, May 31, 2004 and October 31, 2004; the covenant regarding the ratio of debt to adjusted tangible net worth, for the compliance periods ending September 30, 2004 and October 31, 2004; and the covenant regarding aggregate cash flow from all securitization trusts, for the compliance period ending September 30, 2004.

   The Company has continued to operate on the basis of waivers granted by the lender under this facility to each of these events of noncompliance. The expiration date of this facility was originally September 21, 2004, but through a series of extensions granted by this lender to facilitate the Company's closing and implementation of replacement credit facilities, this facility is now scheduled to expire on December 3, 2004. Consequently, the Company currently anticipates that it will be out of compliance with one or more of the

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


DEFINITIVE AGREEMENTS AND COMMITMENTS RELATED TO NEW CREDIT FACILITIES -- (CONTINUED)

financial covenants contained in this facility at November 30, 2004 and will need an additional waiver for this noncompliance from this lender to continue to operate.

   A provision in the Company's $250.0 million credit facility required the Company to maintain another credit facility for $200.0 million with a $40.0 million sublimit of such facility available for funding newly originated loans. As a result of the reduction of the Company's $200.0 million facility to $100.0 million, as described above, the Company entered into an amendment to the master loan and security agreement governing its $250.0 million facility which reduced the required amount for another facility to $100.0 million. In the event the Company does not extend the $200.0 million (now $60.0 million) facility beyond its December 5, 2004 expiration date, or in the event it does not otherwise enter into definitive agreements with other lenders by December 5, 2004 which satisfy the above-described requirements in the $250.0 million facility for $100.0 million in additional credit facilities and a $40.0 million sublimit for newly originated loans, the Company will need an additional amendment to the $250.0 million facility or a waiver from the lender to continue to operate.



   Because the Company anticipates incurring losses at least through the second quarter of fiscal 2005 and as a result of any non-compliance with other financial covenants, the Company anticipates that it will need to obtain additional waivers. There can be no assurance as to whether or in what form a waiver or modification of these agreements would be granted to the Company.


SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES

   Under a registration statement declared effective by the SEC on November 7, 2003, the Company registered $295.0 million of subordinated debentures. Of the $295.0 million, $77.2 million of debt from this registration statement was available for future issuance as of September 30, 2004.

   On December 1, 2003, the Company mailed an Exchange Offer, referred to as the first exchange offer, to holders of eligible debentures. Holders of such eligible debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of the Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. Senior collateralized subordinated notes issued in the exchange have interest rates equal to 10 basis points above the eligible debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for eligible debentures tendered with maturities of less than 12 months, while eligible debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or reduced to 36 months. All other senior collateralized subordinated notes issued in the first exchange offer have maturities equal to the eligible debentures tendered. The senior collateralized subordinated notes are secured by a security interest in certain cash flows originating from interest-only strips of certain of the Company's subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the principal balance of the senior collateralized subordinated notes issued in the Exchange Offer plus priority lien obligations secured by the interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


8. SUBORDINATED DEBENTURES, SENIOR COLLATERALIZED SUBORDINATED NOTES AND WAREHOUSE LINES AND OTHER NOTES PAYABLE (CONTINUED)


SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES -- (CONTINUED)

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

   On May 14, 2004, the Company mailed an Exchange Offer, referred to as the second exchange offer, to holders of eligible debentures. Holders of such eligible debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of the Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. The terms of the second exchange offer were similar to the terms of the first exchange offer, as described above. See Note 9 for the results of the exchange offers through June 30, 2004.

   At September 30, 2004, the Company's interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes, totaled $401.6 million, of which $146.2 million represented 150% of the principal balance of the senior collateralized subordinated notes outstanding at September 30, 2004.

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

FACILITY FEES

   The Company paid commitment fees and non-usage fees on warehouse lines and operating lines of credit of $8.6 million in the three months ended September 30, 2004 and $23.3 million in the year ended June 30, 2004.


9.  STOCKHOLDERS' EQUITY

EXCHANGE OFFERS


   On December 1, 2003, the Company mailed the first exchange offer to holders of eligible subordinated debentures. On May 14, 2004, the Company mailed the second exchange offer to holders of eligible subordinated debentures. Holders of eligible subordinated debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of Series A Preferred Stock; and/or (ii) dollar-for-dollar for shares of Series A Preferred Stock. See Note 8 for a description of the terms of the senior collateralized subordinated notes issued in both exchange offers. See below for a description of the terms of the Series A Preferred Stock.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


9.  STOCKHOLDERS' EQUITY (CONTINUED)


EXCHANGE OFFERS -- (CONTINUED)


   Under the terms of the exchange offers, the following amounts of subordinated debentures were exchanged for shares of Series A preferred stock and senior collateralized subordinated notes (in thousands):


                                                                                                       SHARES OF         SENIOR
                                                                                      SUBORDINATED      SERIES A     COLLATERALIZED
                                                                                       DEBENTURES      PREFERRED      SUBORDINATED
BY CLOSING DATES                                                                        EXCHANGED     STOCK ISSUED    NOTES ISSUED
----------------                                                                       ------------    ------------   --------------
First Exchange Offer:
    December 31, 2003.............................................................      $ 73,554         39,095          $34,459
    February 6, 2004..............................................................        43,673         22,712           20,961
Second Exchange Offer:
    June 30, 2004.................................................................        60,589         31,980           28,609
    July 31, 2004.................................................................        25,414         12,908           12,506
    August 23, 2004...............................................................         5,418          2,741            2,677
                                                                                        --------        -------          -------
    Cumulative results of exchange offers.........................................      $208,648        109,436          $99,212
                                                                                        ========        =======          =======


TERMS OF THE SERIES A PREFERRED STOCK

   General. The Series A Preferred Stock has a par value of $0.001 per share and may be redeemed at the Company's option after the second anniversary of the issuance date at a price equal to the liquidation value plus accrued and unpaid dividends.

   Liquidation Preference. Upon any voluntary or involuntary liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the date of liquidation. Based on the shares of Series A Preferred Stock outstanding on September 30, 2004, the liquidation value equals $109.4 million.

   Dividend Payments. Monthly dividend payments will be $0.008334 per share of Series A Preferred Stock (equivalent to $0.10 per share annually or 10% annually of the liquidation value). Payment of dividends on the Series A Preferred Stock is subject to compliance with applicable Delaware state law. Based on the shares of Series A Preferred Stock outstanding on September 30, 2004, the annual dividend requirement equals $10.9 million.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


9.  STOCKHOLDERS' EQUITY (CONTINUED)

TERMS OF THE SERIES A PREFERRED STOCK -- (CONTINUED)

   Based on the $5.00 per share market value floor and if each share of Series A Preferred Stock issued in the first exchange offer and the second exchange offer converted at the conversion prices listed below, the number of shares of the Company's common stock which would be issued upon conversion follows (shares in thousands):


                                                           AS OF SEPTEMBER 30,
                                                                  2004
                                                         -----------------------
                                                                     CONVERTIBLE
                                                         NUMBER OF   INTO NUMBER
                                                         PREFERRED    OF COMMON
                                                          SHARES        SHARES
                                                         ---------   -----------
Conversion at $1.20 .................................     109,436       26,265
Conversion at $1.30 .................................     109,436       28,453

   As described above, the conversion ratio of the Series A preferred stock increases during the first three years following its issuance, which provides the holders of the Series A preferred stock with a discount on the shares of common stock that will be issued upon conversion. Under guidance issued by the EITF in issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this discount, or beneficial conversion feature, must be valued and amortized to the income statement as additional non-cash preferred dividends over the three-year period that the holders of the Series A preferred stock earn the discount with an offsetting credit to additional paid in capital.

   The Company computed the value of the beneficial conversion feature using the conversion ratio of $1.30 to $5.00, which is the conversion term that is most beneficial to the investor, and would result in the issuance of 24.5 million shares of common stock based on the shares of Series A preferred stock that were issued through June 30, 2004. The value of the beneficial conversion feature equals the excess of the intrinsic value of those 24.5 million shares of common stock at their closing prices on the dates the preferred stock was issued, over the value of the Series A preferred stock on the same dates. The value of the Series A preferred stock was equal to the carrying value of the subordinated debentures exchanged. For closings under the exchange offers through September 30, 2004, the value of the beneficial conversion feature was $11.3 million. During the first three months of fiscal 2005, amortization of $0.9 million was added to the $2.6 million of cash dividends declared resulting in a total charge to the income statement of $3.5 million. During fiscal 2004, amortization of $0.8 million was added to the $2.9 million of cash dividends declared resulting in a total charge to the income statement of $3.7 million. The offset to the charge to the income statement for the amortization of the beneficial conversion feature is recorded to additional paid in capital. Amortization of the total value of the beneficial conversion feature will be $3.6 million in fiscal 2005, $3.8 million in fiscal 2006 and $3.0 million for fiscal 2007.

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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


10.  INCOME TAXES

   The provision for income taxes consists of the following (in thousands):


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
CURRENT
    Federal..............................................    $    399   $    873
    State................................................          --         38
                                                             --------   --------
                                                                  399        911
                                                             --------   --------
DEFERRED
    Federal..............................................     (13,988)   (15,679)
    State................................................          --     (1,332)
                                                             --------   --------
                                                              (13,988)   (17,011)
                                                             --------   --------
Total provision for income tax expense (benefit) ........    $(13,589)  $(16,100)
                                                             ========   ========


   There were no tax benefits from the utilization of net operating loss carry forwards in the quarters ended September 30, 2004 and 2003.


   The cumulative temporary differences resulted in net deferred income tax assets or liabilities consisting primarily of the following (in thousands):




                                                        SEPTEMBER 30,   JUNE 30,
                                                            2004          2004
                                                        -------------   --------
Deferred income tax assets:
Allowance for credit losses ........................      $    468      $    529
Net operating loss carryforwards ...................       157,613       139,088
Other ..............................................        11,290        11,237
                                                          --------      --------
                                                           169,371       150,854
Less valuation allowance ...........................        36,693        33,394
                                                          --------      --------
                                                           132,678       117,460
                                                          --------      --------
Deferred income tax liabilities:
Interest-only strips and other receivables .........        66,477        58,327
                                                          --------      --------
                                                            66,477        58,327
                                                          --------      --------
Net deferred income tax asset.......................      $ 66,201      $ 59,133
                                                          ========      ========


   The Company's net deferred income tax asset position increased by $7.1 million from $59.1 million at June 30, 2004 to $66.2 million at September 30, 2004. This increase is the result of a federal tax benefit of $13.6 million on the Company's pre-tax loss of $38.8 million offset by a tax expense of $6.5 million on a write up of $18.6 million on the Company's interest-only strips which was recorded as a decrease to other comprehensive income, a component of stockholders' equity. This federal tax benefit increase of $7.1 million will be realized against future federal taxable income. Factors which were considered in determining that it is more likely than not the Company will realize this deferred tax asset included: (i) the circumstances producing the losses for the fourth quarter of fiscal 2003, the year ended June 30, 2004 and the first quarter of fiscal 2005; (ii) the Company's historical profitability prior to the fourth quarter of fiscal 2003; (iii) the anticipated impact that the Company's adjusted business strategy will have on producing more currently taxable income than its previous business strategy produced due to higher loan originations and shifting from securitizations to whole loan sales; (iv) the achievability of anticipated levels of future taxable income under the Company's adjusted business strategy; and (v) the likely utilization of its net operating loss carryforwards. Additionally, the Company considers

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


10.  INCOME TAXES (CONTINUED)

tax-planning strategies it can use to increase the likelihood that the deferred income tax asset will be realized.


   In determining that it is more likely than not that the Company would realize its deferred tax asset, adequate funding and liquidity was assumed based on the status of negotiations with credit facility providers. Credit facilities of at a minimum $530.0 million and a repurchase facility of $23.0 million were assumed. In addition to its existing $250.0 million credit facility which has two more years remaining on its term, on November 5, 2004, the Company closed a new credit facility totaling $100.0 million (which can be increased up to $175.0 million from month four through month ten of the facility term at the sole discretion of the lender). As of November 12, 2004, the Company had a commitment letter for a new $150.0 million credit facility, a firm commitment for a new $30.0 million credit facility and a $23.0 million repurchase facility. These facilities are expected to close by November 30, 2004 bringing the Company's total credit facilities to $530.0 million possibly growing to $605.0 million at the sole discretion of one of its lenders. The combination of existing financing and financing scheduled to close before November 30, 2004 provides adequate funding to determine that it is more likely than not that the Company will realize its deferred tax asset.


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

   The Company's net operating loss federal tax benefit of $115.5 million will likewise depend on future taxable income from operations in addition to the reversal of timing differences principally related to existing securitization assets with full net operating loss utilization primarily within two years.

   A reconciliation of income taxes at federal statutory rates to the Company's tax provision is as follows (in thousands):


                                                        SEPTEMBER 30,   JUNE 30,
                                                            2004          2004
                                                        -------------   --------
Federal income tax at statutory rates ..............      $(13,589)     $(62,903)
Nondeductible items ................................             9            35
Other, net .........................................            (9)       (5,426)
                                                          --------      --------
                                                          $(13,589)     $(68,294)
                                                          ========      ========


   For financial tax reporting, the Company had a pre-tax loss of $38.8 million on which a benefit of $13.6 million was recorded. This is a reduction of $4.1 million from the $17.7 million for the three months ended June 30, 2004 as a result of an $8.0 million reduction in the Company's pre-tax loss as well as a decrease in its effective tax rate from 38% in fiscal 2004 to 35% in fiscal 2005. The Company has net Federal operating loss carry forwards aggregating approximately $324.0 million available to reduce future Federal income taxes as of September 30, 2004 which will begin to expire in 2019. The Company has net state operating losses of $146.4 million as of September 30, 2004 which will expire in 20 years.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


11.  COMMITMENTS AND CONTINGENCIES


OPERATING LEASES


   As of September 30, 2004, the Company leases property under noncancelable operating leases requiring minimum annual rentals as follows (in thousands):

                                       YEAR-ENDING SEPTEMBER 30,
                 ---------------------------------------------------------------------
                 2005.................................................................    $ 5,763
                 2006.................................................................      5,630
                 2007.................................................................      5,454
                 2008.................................................................      5,486
                 2009.................................................................      5,344
                 Thereafter...........................................................     25,153
                                                                                          -------
                                                                                          $52,830
                                                                                          =======


   Rent expense for leased property was $1.4 million and $1.6 million, respectively, for the quarter-ended September 30, 2004 and 2003.

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

RECOURSE ON WHOLE LOAN SALES


   The Company's whole loan sale agreements with purchasers may include recourse provisions obligating it to repurchase loans at the sales price in the event of unfavorable delinquency performance on the loans sold or to refund premiums if a sold loan prepays. The duration of these obligations typically ranges from 60 days to one year from the date of the loan sale. Premium refund obligations typically decline monthly over the obligation period. The Company reserves for these premium obligations at the time of sale through an expense charge against the gain on sale. The amount of the reserve is calculated based on the expected near term delinquency and prepayment performance of the sold loans and the premiums received at the time of sale. At September 30, 2004, the reserve for repurchase and payoff obligations of premiums received, included in miscellaneous liabilities on the balance sheet, was $446 thousand.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


RECOURSE ON WHOLE LOAN SALES -- (CONTINUED)


   The following table details as of September 30, 2004, the aggregate principal balance of loans which the Company has sold with recourse that are still subject to recourse provisions and the quarter during which its recourse obligations on those loans mature (dollars in thousands):


             QUARTER ENDED                                                  PRINCIPAL BALANCE
             -------------                                                  -----------------
             December 31, 2004..........................................        $378,960
             March 31, 2005.............................................         150,608
             June 30, 2005..............................................         102,861
             September 30, 2005.........................................         148,475
                                                                                --------
                                                                                $780,904
                                                                                ========


OTHER

   State and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies in the subprime industry, more commonly referred to as "predatory lending" practices. State, local and federal governmental agencies have imposed sanctions for practices including, but not limited to, charging borrowers excessive fees, imposing higher interest rates than the borrower's credit risk warrants and failing to adequately disclose the material terms of loans to the borrowers. For example, the Pennsylvania Attorney General reviewed certain fees charged to Pennsylvania customers by the Company's subsidiary, HomeAmerican Credit, Inc., which does business as Upland Mortgage. Although the Company believes that these fees were fair and in compliance with applicable federal and state laws, in April 2002, the Company agreed to reimburse borrowers approximately $221,000 with respect to a particular fee paid by borrowers from January 1, 1999 to mid-February 2001 and to reimburse the Commonwealth of Pennsylvania $50,000 for their costs of investigation and for future public protection purposes. The Company discontinued charging this particular fee in mid-February 2001. The Company has satisfied the monetary commitments and obligations to the Pennsylvania Attorney General. The reserve, which the Company previously established, was adequate to cover the resolution of this matter. By way of further example, on December 22, 2003, the Company entered into a Joint Agreement with the Civil Division of the U.S. Attorney's Office for the Eastern District of Pennsylvania which ended the inquiry by the U.S. Attorney initiated pursuant to the civil subpoena dated May 14, 2003. The U.S. Attorney's inquiry focused on the Company's forbearance policies, primarily on its practice of requesting a borrower who entered into forbearance agreement to execute a deed in lieu of foreclosure. In response to the inquiry and as part of the Joint Agreement, the Company, among other things, adopted a revised forbearance policy, which became effective on November 19, 2003 and agreed to make an $80 thousand contribution to one or more housing counseling organizations approved by the U.S. Department of Housing and Urban Development. $40 thousand of this pledged amount has been contributed, with the balance being due in 2005. The Company does not believe that the Joint Agreement with the U.S. Attorney has had a significant impact on its operations. As a result of these initiatives, the Company is unable to predict whether state, local or federal authorities will require changes in the Company's lending practices in the future, including the reimbursement of borrowers as a result of fees charged or the imposition of fines, or the impact of those changes on the Company's profitability.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


12.  DERIVATIVE FINANCIAL INSTRUMENTS


HEDGE ACCOUNTING


   From time to time, the Company utilizes derivative financial instruments in an attempt to mitigate the effect of changes in interest rates between the date loans are originated at fixed interest rates and the date the terms and pricing for a whole loan sale are fixed or the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. Generally, the period between loan origination and pricing for whole loan sales is less than 45 days and the period between loan origination and pricing of the pass-through interest rate is less than three months. The types of derivative financial instruments the Company uses to mitigate the effects of changes in fair value of its loans due to interest rate changes may include interest rate swaps, futures and forward contracts, including forward sale agreements. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

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


(GAINS) AND LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS


   The following table summarizes gains and (losses) on derivative financial instruments and gains and losses on hedged loans for the three months ended September 30, 2004 and 2004 (in thousands):


                                                                  THREE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                                ----------------
                                                                   2004    2003
                                                                -------   ------
Hedge accounting:
 Gains (losses) on derivatives .............................    $  (652)  $   --
 Gains (losses) on hedged loans ............................        632       --
Trade accounting - gains (losses) on derivatives:
 Related to pipeline .......................................     (1,969)      --
 Related to whole loan sales ...............................         --    5,097
 Related to interest-only strips ...........................         --       11
                                                                -------   ------
Total gains and (losses)                                        $(1,989)  $5,108
                                                                =======   ======


CASH FLOW ON DERIVATIVE FINANCIAL INSTRUMENTS


                                                                 THREE MONTHS
                                                                    ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                  2004     2003
                                                               -------   -------
Amount settled in cash - received (paid):
 Hedge accounting .........................................    $  (773)  $    --
 Trade accounting .........................................     (2,838)   (1,378)
                                                               -------   -------
Total amount settled in cash - received (paid)                 $(3,611)  $(1,378)
                                                               =======   =======

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


12.  DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)


DERIVATIVE FINANCIAL INSTRUMENTS OUTSTANDING


   At September 30, 2004 and June 30, 2004, the notional amounts of forward sale agreements and Eurodollar futures contracts accounted for as hedges and related unrealized gains and losses recorded as assets or liabilities on the balance sheet were as follows (in thousands):

                                                                                       SEPTEMBER 30, 2004        JUNE 30, 2004
                                                                                     ---------------------    ---------------------
                                                                                    NOTIONAL    UNREALIZED    NOTIONAL   UNREALIZED
                                                                                      AMOUNT          GAIN      AMOUNT       (LOSS)
                                                                                    --------    ----------    --------   ----------
Forward sale agreement ..........................................................   $360,358       $ --       $275,000      $  --
Eurodollar futures contracts ....................................................   $     --       $ --       $ 27,962      $(103)


   At September 30, 2004 and June 30, 2004, outstanding Eurodollar futures contracts used to manage interest rate risk on loans in our pipeline and associated unrealized gains and unrealized losses recorded as assets and liabilities on the balance sheet were as follows (in thousands):

                                                                                       SEPTEMBER 30, 2004         JUNE 30, 2004
                                                                                     ---------------------    ---------------------
                                                                                    NOTIONAL    UNREALIZED    NOTIONAL   UNREALIZED
                                                                                      AMOUNT          GAIN      AMOUNT       (LOSS)
                                                                                    --------    ----------    --------   ----------
Eurodollar futures contracts ....................................................    $10,000       $  2       $202,038      $(851)


   The sensitivity of the Eurodollar futures contracts held as trading as of September 30, 2004 to a 0.1% change in market interest rates is $2 thousand.

   The Company had an interest rate swap contract, which was not designated as an accounting hedge, designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. This contract matured in April 2004. Unrealized gains and losses on the interest rate swap contract were due to changes in the interest rate swap yield curve during the periods the contract was in place. Net gains and losses on this interest rate swap contract included the amount of cash settlement with the contract counter party each period. Net gains and losses on this interest rate swap contract for the three months ended September 30, 2003 were as follows (in thousands):

Unrealized gain on interest rate swap contract .........................   $ 177
Cash interest paid on interest rate swap contract ......................    (166)
                                                                           -----
Net gain (loss) on interest rate swap contract .........................   $  11
                                                                           =====

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


13.  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE



                                                              THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
                                                                 (in thousands
                                                               except per share
                                                                     data)
(Numerator)
EARNINGS (LOSS)
Net income (loss) attributable to common shares .........    $(28,712)  $(26,268)
                                                             ========   ========
(Denominator)
Average Common Shares:
 Average common shares outstanding ......................       3,598      3,242
 Average potentially dilutive shares ....................         (a)        (b)
                                                             --------   --------
 Average common and potentially dilutive shares .........       3,598      3,242
                                                             ========   ========
EARNINGS (LOSS) PER COMMON SHARE:
 Basic:                                                      $  (7.98)  $  (8.10)
 Diluted:                                                    $  (7.98)  $  (8.10)



---------------
(a) 22,252,297 shares anti-dilutive in the three months ended September 30, 2004 but these shares may become dilutive in future periods.
(b) 58,219 shares anti-dilutive in the three months ended September 30, 2003 but these shares may become dilutive in future periods.

14.  SEGMENT INFORMATION


   The Company has three operating segments: Loan Origination, Servicing and Treasury and Funding.


   The Loan Origination segment originates business purpose loans secured by real estate and other business assets, home mortgage loans typically to credit-impaired borrowers and loans secured by one-to-four family residential real estate.


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

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                               SEPTEMBER 30, 2004


14.  SEGMENT INFORMATION (CONTINUED)

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                  ---------------------------------------------------------------------------------
                                                     LOAN       TREASURY AND                             RECONCILING
                                                 ORIGINATION       FUNDING     SERVICING    ALL OTHER       ITEMS      CONSOLIDATED
                                                 -----------    ------------   ---------    ---------    -----------   ------------
                                                                               (in thousands)
External revenues:
 Gain on sale of loans:
   Securitizations............................     $     --       $     --      $    --      $     --     $      --     $       --
   Whole loan sales...........................        6,119             --           --            --            --          6,119
 Interest income .............................        4,833              5         (115)        8,678            --         13,401
 Non-interest income .........................        2,608              1        7,420            --        (6,440)         3,589
Inter-segment revenues .......................           --         14,501           --        16,057       (30,558)            --
Operating expenses:
 Interest expense ............................        5,650         15,653          100        11,253       (14,501)        18,155
 Non-interest expense ........................       19,797          2,989        6,974        12,539            --         42,299
 Depreciation and amortization ...............          332             20          157           943            --          1,452
 Interest-only strips valuation adjustment ...           --             --           --            29            --             29
Inter-segment expense ........................       22,497             --           --            --       (22,497)            --
Income tax expense (benefit) .................      (12,151)        (1,454)          26           (10)           --        (13,589)
                                                   --------       --------      -------      --------     ---------     ----------
Income (loss) before dividends on preferred
  stock.......................................     $(22,565)      $ (2,701)     $    48      $    (19)    $      --     $  (25,237)
                                                   ========       ========      =======      ========     =========     ==========
Segment assets ...............................     $389,486       $178,684      $69,737      $603,108     $(157,619)    $1,083,396
                                                   ========       ========      =======      ========     =========     ==========


                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                  ---------------------------------------------------------------------------------
                                                     LOAN       TREASURY AND                             RECONCILING
                                                 ORIGINATION       FUNDING     SERVICING    ALL OTHER       ITEMS      CONSOLIDATED
                                                 -----------    ------------   ---------    ---------    -----------   ------------
                                                                                (in thousands)
External revenues:
 Gain on sale of loans:
   Securitizations............................     $    799       $     --      $    --      $     --     $      --      $    799
   Whole loan sales...........................        2,921             --           --            --            --         2,921
 Interest income .............................        3,562              7          136        11,318            --        15,023
 Non-interest income .........................          519             --       13,219            86       (12,366)        1,458
Inter-segment revenues .......................           --         18,078                      9,553       (27,631)           --
Operating expenses:
 Interest expense ............................        6,651         16,106         (272)       12,411       (18,078)       16,818
 Non-interest expense ........................       18,057         (3,582)      11,296         7,423            --        33,194
 Depreciation and amortization ...............          594             16           29         1,123            --         1,762
 Interest-only strips valuation adjustment ...           --             --           --        10,795            --        10,795
Inter-segment expense ........................       21,919             --           --            --       (21,919)           --
Income tax expense (benefit) .................      (14,980)         2,107          875        (4,102)           --       (16,100)
                                                   --------       --------      -------      --------     ---------      --------
Income (loss) before dividends on preferred
  stock.......................................     $(24,440)      $  3,438      $ 1,427      $ (6,693)    $      --      $(26,268)
                                                   ========       ========      =======      ========     =========      ========
Segment assets ...............................     $214,822       $222,497      $96,277      $535,146     $(118,236)     $950,506
                                                   ========       ========      =======      ========     =========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

         Prior to our third quarter of fiscal 2004, our loans primarily consisted of fixed interest rate loans secured by first or second mortgages on one-to-four family residences. Our business strategy adjustments include increasing loan originations by offering adjustable rate loans and purchase money mortgage loans. During the quarter ended September 30, 2004, 63.5% of loans we originated were adjustable rate and 36.5% were fixed rate. During the quarter ended September 30, 2004, 37.5% of the loans we originated were purchase money mortgage loans. During the quarter ended September 30, 2004, 91.0% of the loans we originated were secured by first mortgages and 9.0% were secured by second mortgages. See "--Results of Operations -- Overview" for further detail regarding the characteristics of the loans we originated during the first quarter of fiscal 2005.

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

         OUR RECENT FINANCIAL DIFFICULTIES AND LIQUIDITY CONCERNS. Several events and issues, which occurred beginning in the fourth quarter of fiscal 2003, have negatively impacted our short-term liquidity and contributed to our losses for fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005. These events included our inability to complete publicly underwritten securitizations since the fourth quarter of fiscal 2003 (we completed a privately-placed securitization in the second quarter of fiscal 2004), our inability to draw down upon and the expiration of several of our credit facilities during the first six months of fiscal 2004, and our temporary discontinuation of sales of new subordinated debentures for approximately a six-week period during the first quarter of fiscal 2004.

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

         We were unable to complete a publicly underwritten securitization during fiscal 2004 and the first quarter of fiscal 2005 due to our diminished capacity to originate loans during the first nine months of fiscal 2004, our commitment to whole loan sales under our adjusted business strategy, our financial condition and liquidity issues, and an absence of market demand for our securitizations. We completed a privately-placed securitization during the second quarter of fiscal 2004.

         As a result of these liquidity issues our loan origination volume during fiscal 2004 was substantially reduced. From July 1, 2003 through June 30, 2004, we originated $982.7 million of loans, as compared to originations of $1.67 billion of loans for the same period in fiscal 2003. During the first three months of fiscal 2005, we originated $629.7 million of loans including $198.0 million in July 2004, $197.4 million in August 2004 and $234.3 million in September 2004, as compared to $124.1 million of loans originated during the quarter ended September 30, 2003.

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

         On November 5, 2004, we entered into a definitive agreement dated as of November 4, 2004 regarding a one-year $100.0 million credit facility to replace our $200.0 million facility (reduced to $60.0 million) that expires on December 3, 2004.

         On October 27, 2004, we entered into a commitment letter dated October 26, 2004 and are negotiating the terms of a definitive agreement with a warehouse lender for a three-year $30.0 million mortgage loan warehouse facility and a two-year $23.0 million residual repurchase facility.

         On November 1, 2004, we received a commitment letter from a warehouse lender and an affiliate of the lender on our $250.0 million credit facility for a two-year $150.0 million mortgage loan warehouse facility. The commitment letter becomes effective and legally obligates the parties upon our payment of fees which have not been paid to date.

         We cannot assure you that we will succeed in entering into definitive agreements regarding these facilities or that these agreements will contain the terms and conditions acceptable to us. See "-- Liquidity and Capital Resources -- Credit Facilities" for information regarding the terms of these facilities.

         On September 30, 2004, we had unrestricted cash of approximately $19.7 million and up to $70.1 million available under our warehouse credit facilities. We can only use advances under these credit facilities to fund loan originations and not for any other purposes. The combination of our current cash position and expected sources of operating cash may not be sufficient to cover our operating cash requirements. Our cash position will also be negatively impacted by the payment of fees to our lenders in connection with entering into the new credit facilities described above.

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

         RECENT OPERATING LOSSES AND SALE OF ASSETS. We incurred net losses attributable to common stock of $28.7 million for the quarter-ended September 30, 2004 and $115.1 million and $29.9 million for the fiscal years ended June 30, 2004 and 2003, respectively. In addition, depending on our ability to reach a profitable level of loan originations, complete a securitization and recognize gains, we anticipate incurring a loss at least through the second quarter of fiscal 2005.

         For the first quarter of fiscal 2005, we recorded a net loss attributable to common stock of $28.7 million. The loss for the first quarter of fiscal 2005 primarily resulted from our inability to reach the loan origination levels required under our adjusted business strategy to return to profitability, which substantially reduced our ability to generate revenues, and our inability to complete a securitization during the first quarter. Additionally, operating expenses increased in the first quarter of fiscal 2005 as we began to add loan processing and marketing support staff to support the future loan origination levels we expect to achieve under our adjusted business strategy.

         During the first quarter of fiscal 2005, we recorded a pre-tax write up of $18.6 million on our interest-only strips. The $18.6 million write up was recorded as an increase to other comprehensive income, a component of stockholders' equity. This write up of interest-only strips resulted from a reduction to our assumptions for loan prepayments expected to occur beyond 18 months. Management believes that once we move beyond the low interest rate environment and the impact that environment has on loan prepayments, the long running and highly unfavorable prepayment experience over the last twelve quarters will leave us with securitized mortgage pools which will experience future prepayment speeds substantially lower than originally believed. See "- Application of Critical Accounting Estimates - Interest-Only Strips" for a discussion of how valuation adjustments are recorded.

         The loss for fiscal 2004 primarily resulted from liquidity issues we had experienced since the fourth quarter of fiscal 2003, including the absence of credit facilities until the second quarter of fiscal 2004, which substantially reduced our loan origination volume and our ability to generate revenues, our inability to complete a publicly underwritten securitization during fiscal 2004, our shift in business strategy to focus on whole loan sales, and charges to the income statement of $46.4 million for pre-tax valuation adjustments on our securitization assets. Additionally, operating expense levels that would support greater loan origination volume also contributed to the loss for fiscal 2004.

         During fiscal 2004, we recorded total pre-tax valuation adjustments on our interest-only strips and servicing rights of $63.8 million, of which $46.4 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income, a component of stockholders' equity. These adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced in fiscal 2004 due to the low interest rate environment experienced during fiscal 2004. Additionally, the fiscal 2004 valuation adjustment included a write down of $5.4 million of the carrying value of our interest-only strips and servicing rights related to five of our mortgage securitization trusts to reflect their values under the terms of a September 27, 2004 sale agreement. The five securitizations were sold for $9.4 million. The $5.4 million write-down was calculated as the difference between the carrying value of these interest-only strips and servicing rights immediately prior to the sale, and the $9.4 million proceeds. The sale price for these five securitizations was not considered in determining the fair value of our remaining interest-only strips and servicing rights because the sale was considered a distressed sale undertaken as part of our negotiations to obtain a new $100.0 million warehouse credit facility and to raise cash to pay fees on new warehouse credit facilities. The new $100.0 million warehouse credit facility is described in "-- Liquidity and Capital Resources." See "-- Application of Critical Accounting Estimates -- Interest-Only Strips" for a discussion of how valuation adjustments are recorded.

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

         Depending on market conditions and our financial condition, we may engage in additional exchange offers in the future and we are considering another exchange offer in our second quarter of fiscal 2005. Our ability to engage in future exchange offers of this type may be limited by the availability of collateral to secure the senior collateralized subordinated notes issued in future exchange offers.

         AMOUNT OF OUR INDEBTEDNESS. At September 30, 2004, we had total indebtedness of approximately $869.0 million, comprised of amounts outstanding under our credit facilities, senior collateralized subordinated notes issued in the exchange offers, capitalized leases and subordinated debentures. See "-- Liquidity and Capital Resources -- Secured and Unsecured Indebtedness " for a comparison at September 30, 2004 of our secured and senior debt obligations and unsecured subordinated debenture obligations to assets which are available to repay those obligations.

         BUSINESS STRATEGY ADJUSTMENTS. In response to our inability to securitize our loans and the liquidity concerns described above, we adjusted our business strategy at the beginning of fiscal 2004. Our adjusted business strategy focuses on shifting from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. Our business strategy also focuses on increasing loan originations by continuing to expand our broker channel and by offering adjustable rate mortgages loans, purchase money mortgages and more competitively priced fixed rate mortgage loans.

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

         If we fail to generate sufficient liquidity through the sales of our loans, the sale of our subordinated debentures, the maintenance of credit facilities or a combination of the foregoing, we will have to restrict loan originations and make additional changes to our business strategy, including restricting or restructuring our operations which could result in losses and impair our ability to repay our subordinated debentures and other outstanding debt. While we currently believe that we will be able to restructure our operations, if necessary, we cannot assure you that such restructuring will enable us to attain profitable operations or repay the subordinated debentures when due. If we fail to successfully implement our adjusted business strategy, we will be required to consider other alternatives, including raising additional equity, seeking to convert an additional portion of our subordinated debentures to equity, seeking protection under federal bankruptcy laws, seeking a strategic investor, or exploring a sale of the company or some or all of its assets. See "Risk Factors -- We depend upon the availability of financing to fund our continuing operations. Any failure to obtain adequate funding could hurt our ability to operate profitably and restrict our ability to repay our outstanding debt" and " -- If we are unable to obtain additional financing, we may not be able to restructure our business to permit profitable operations or repay our outstanding debt."

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

         CREDIT FACILITIES, SERVICING AGREEMENTS AND WAIVERS RELATED TO FINANCIAL COVENANTS. At various times since June 30, 2003, including at June 30, 2004, July 31, 2004, August 31, 2004, September 30, 2004 and October 31, 2004,
we have been out of compliance with one or more financial covenants contained in our $200.0 million credit facility (reduced to $60.0 million). We have continued to operate on the basis of waivers granted by the lender under this facility. We currently anticipate that we will be out of compliance with one or more of these financial covenants at November 30, 2004 and will need a waiver from this lender for this noncompliance to continue to operate. The expiration date of this facility was originally September 21, 2004, but through a series of extensions granted by this lender to facilitate our closing and implementation of replacement credit facilities, this facility is now scheduled to expire on December 3, 2004.

         A provision in our $250.0 million credit facility required us to maintain another credit facility for $200.0 million with a $40.0 million sublimit of such facility available for funding newly originated loans. As a result of the reduction of our $200.0 million facility to $100.0 million, as described above, we entered into an amendment to the master loan and security agreement governing our $250.0 million facility which reduced the required amount for another facility to $100.0 million.

         At various times since June 30, 2003, we have also been out of compliance with the net worth requirement in several of our pooling and servicing agreements and sale and servicing agreements (collectively referred to in this document as the servicing agreements). Two of the financial insurers who provide financial guaranty insurance to certain bond holders and certificate holders under these servicing agreements (collectively referred to in this document as bond insurers) required us to amend the servicing agreements in consideration for granting us waivers from this noncompliance. One bond insurer granted us a permanent waiver from this noncompliance in consideration for a term-to-term servicing arrangement. The other bond insurer granted us a one-time waiver in consideration for a term-to-term servicing arrangement. Since then, we have had to obtain a waiver of net worth requirements from this bond insurer on a monthly basis and we currently anticipate that we will need to do so for the foreseeable future.

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

         We cannot assure you that we will continue to receive the waivers and servicing agreement extensions that we need to operate or that they will not contain conditions that are unacceptable to us. Because we anticipate incurring losses through at least the second quarter of fiscal 2005, we anticipate that we will need to obtain additional waivers from our lenders and bond insurers as a result of our non-compliance with financial covenants contained in our credit facilities and servicing agreements. To the extent we are not able to obtain waivers under our credit facilities, we may be unable to pay dividends on the Series A preferred stock. See "-- Liquidity and Capital Resources" for additional information regarding the waivers obtained.

         DELINQUENCIES; FORBEARANCE AND DEFERMENT ARRANGEMENTS. We had total delinquencies in our managed portfolio of $239.4 million at September 30, 2004 compared to $219.4 million at June 30, 2004 and $228.9 million at June 30, 2003. The managed total portfolio includes loans on our balance sheet and loans serviced for others. At September 30, 2004, the total managed portfolio was $1.9 billion compared to $2.1 billion at June 30, 2004 and $3.7 billion at June 30, 2003. Total delinquencies (loans and leases, excluding real estate owned, with payments past due for more than 30 days) as a percentage of the total managed portfolio were 12.57% at September 30, 2004 compared to 10.49% at June 30, 2004 and 6.27% at June 30, 2003.

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

         Delinquencies in our total managed portfolio at September 30, 2004 do not include $184.6 million of previously delinquent loans, which are subject to deferment and forbearance arrangements. Generally, a loan remains current after we enter into a deferment or forbearance arrangement with the borrower only if the borrower makes the principal and interest payments as required under the terms of the original note (exclusive of the delinquent payments advanced or fees paid by us on borrower's behalf as part of the deferment or forbearance arrangement) and we do not reflect it as a delinquent loan in our delinquency statistics. However, if the borrower fails to make principal and interest payments, we will generally declare the account in default, reflect it as a delinquent loan in our delinquency statistics and resume collection actions.

         During the final six months of fiscal 2003 and the first six months of fiscal 2004, we experienced a pronounced increase in the number of borrowers under deferment arrangements and in light of the weakened economic environment during that twelve-month period we made use of deferment arrangements to a greater degree than in prior periods. Since December 2003, we have experienced a reduction and leveling off in new deferment arrangements and if the improving economic environment continues, we expect to continue to experience a reduction in new deferment arrangements.

         There was approximately $184.6 million of cumulative unpaid principal balance of loans under deferment and forbearance arrangements at September 30, 2004, as compared to approximately $216.3 million and $197.7 million of cumulative unpaid principal balance at June 30, 2004 and 2003, respectively. Total cumulative unpaid principal balances under deferment or forbearance arrangements as a percentage of the total managed portfolio were 9.69% at September 30, 2004, 10.34% at June 30, 2004 and 5.41% at June 30, 2003.
Additionally, there are loans under deferment and forbearance arrangements which have returned to delinquent status. At September 30, 2004, there was $72.9 million of cumulative unpaid principal balance under deferment arrangements and $53.7 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more. See "-- On Balance Sheet Portfolio Quality -- Deferment and Forbearance Arrangements," "-- Total Portfolio Quality -- Deferment and Forbearance Arrangements."

         LISTING ON THE NASDAQ NATIONAL MARKET SYSTEM. Since our common stock is listed on the NASDAQ National Market System, we are required to meet certain requirements established by the NASDAQ Stock Market in order to maintain this listing. These requirements include, among other things, maintenance of stockholders' equity of $10.0 million, a minimum bid price of $1.00 and a market value of publicly held shares of $5.0 million. If we are unable to maintain our listing on the NASDAQ National Market System, the value of our capital stock and our ability to continue to sell subordinated debentures would be negatively impacted by making the process of complying with the state securities laws more difficult, costly and time consuming. As a result, we may be unable to continue to sell subordinated debentures in certain states, which would have a material adverse effect on our liquidity and our ability to repay maturing debt when due. There can be no assurance that we will be in compliance with the $10.0 million stockholders' equity requirement on December 31, 2004. We intend to engage in a new exchange offer in order to maintain compliance with this listing requirement. Our ability to engage in future exchange offers of this type may be limited by the availability of collateral to secure the senior collateralized subordinated notes issued in future exchange offers.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash needs. We have used a substantial portion of our funding sources to build our serviced portfolio and investments in securitization assets with the expectation that they will generate sufficient cash flows in the future to cover our operating requirements, including repayment of maturing subordinated debentures and senior collateralized subordinated notes outstanding. Since the fourth quarter of fiscal 2003, we have also used our funding sources to cover our operating losses. Our cash needs change as the mix of loan sales through securitization shifts to more whole loan sales, as the serviced portfolio changes, as our interest-only strips mature and release cash, as subordinated debentures and senior collateralized subordinated notes outstanding mature, as operating expenses change and as revenues change. Because we have historically experienced negative cash flows from operations under our prior business strategy and, more recently, have been impacted by short-term liquidity issues, our business requires continual access to short and long-term sources of debt to generate the cash required to fund our operations.

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

         As a result of these liquidity issues, our loan origination volume in fiscal 2004 was substantially reduced. In fiscal 2004, we originated $982.7 million of loans, compared to originations of $1.67 billion of loans in fiscal 2003. As a result of the decrease in loan originations and liquidity issues described above, we incurred losses in fiscal 2003 and 2004. While we increased loan originations to $629.7 million for the first quarter of fiscal 2005, we recorded a loss for the first quarter of fiscal 2005 primarily because we did not reach the loan origination level required under our adjusted business strategy to return to profitability. Depending on our ability to reach a profitable level of loan originations and to complete a securitization and recognize gains, we anticipate incurring a loss at least through the second quarter of fiscal 2005.

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

         Because we depend upon the availability of financing to fund our continuing operations, any failure to obtain adequate financing could hurt our ability to operate profitably and, therefore, the realization of our deferred tax asset is dependent on obtaining adequate financing and profitable operations. See "-- Application of Critical Accounting Estimates -- Deferred Tax Asset" for a discussion of our deferred tax asset.

         There can be no assurance that we will be in compliance with the $10.0 million stockholders' equity requirement on December 31, 2004. We intend to engage in a new exchange offer in order to maintain compliance with this listing requirement. Our ability to engage in future exchange offers of this type may be limited by the availability of collateral to secure the senior collateralized subordinated notes issued in future exchange offers. If we are unable to maintain our listing on the NASDAQ National Market System, our ability to continue to sell subordinated debentures would be negatively impacted by making the process of complying with the state securities laws more difficult, costly and time consuming. As a result, we may be unable to continue to sell subordinated debentures in certain states, which would have a material adverse effect on our liquidity and our ability to repay maturing debt when due.

         SECURED AND UNSECURED INDEBTEDNESS. At September 30, 2004, we had total indebtedness of approximately $869.0 million, comprised of amounts outstanding under our credit facilities, senior collateralized subordinated notes issued in the exchange offers, capitalized leases and subordinated debentures. The following table compares our secured and senior debt obligations and unsecured subordinated debenture obligations at September 30, 2004 to assets which were available to repay those obligations. We anticipate that any shortfall in assets available to repay obligations will be funded through cash received on the sale of future loan originations:

                                                   SECURED AND               UNSECURED
                                                   SENIOR DEBT             SUBORDINATED             TOTAL
                                                   OBLIGATIONS              DEBENTURES           DEBT/ASSETS
                                                   -----------             ------------          -----------
                                                                          (in thousands)
Outstanding debt obligations (a)...........        $   378,926 (b)          $  490,026           $   868,952
                                                   ===========              ==========           ===========

Assets available to repay debt:
    Cash and cash equivalents..............        $        --              $   19,673           $    19,673
    Loans..................................            296,559 (c)              39,952               336,511
    Interest-only strips(e)................            193,744 (a)(b)          255,068               448,812 (d)
    Servicing rights.......................                 --                  66,712                66,712 (d)
                                                   -----------              ----------           -----------
    Total assets available.................        $   490,303              $  381,405           $   871,708
                                                   ===========              ==========           ===========

------------------
(a) Includes the impact of the exchange of $208.6 million of subordinated debentures (unsecured subordinated debentures) for $99.2 million of senior collateralized subordinated notes (secured and senior debt obligations) and
    109.4 million shares of Series A preferred stock in the exchange offers. At September 30, 2004, our interest in the cash flows from the interest-only strips held in the trust, which secure the senior collateralized subordinated notes totaled $401.6 million, of which approximately $146.2 million represents 150% of the principal balance of the senior collateralized subordinated notes outstanding at September 30, 2004. For presentation purposes, $146.2 million of the interest-only strips balance is allocated to the secured and senior debt obligations column.
(b) Security interests under the terms of the $250.0 million credit facility are included in this table. This $250.0 million credit facility is secured by loans when funded under this facility. In addition, interest-only strips secure, as a first priority, obligations in an amount not to exceed 10% of the outstanding principal balance under this facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $47.6 million. This amount is included as an allocation of our interest-only strips to the secured and senior debt obligations column.
(c) Reflects the amount of loans specifically pledged as collateral against our advances under our credit facilities.

(d) Reflects the fair value of our interest-only strips and servicing rights at September 30, 2004.
(e) The grant of a lien on the collateral to secure the senior collateralized subordinated is not a direct lien on any interest-only strips, but is, rather, a lien on the right of certain of our subsidiaries to receive certain cash flows from ABFS Warehouse Trust 2003-1 which is a special purpose entity which holds the majority of, but not all of, the interest-only strips directly or indirectly held by us. The interest-only strips in this trust also secure, as a first priority, obligations in an amount not to exceed 10% of the outstanding principal balance under our $250.0 million credit facility and the obligations due under the fee letter related to this facility. Assuming the entire $250.0 million available under this credit facility were utilized, the maximum amount secured by the interest-only strips would be approximately $53.7 million. In addition, interest-only strips in this trust will also secure certain obligations under our new $30.0 million credit facility, the definitive terms of which are being negotiated, which security interest is not reflected in the table above. Finally, it is intended that approximately $86.0 million of interest-only strips held by this trust will be transferred to the lender in connection with the $23.0 million residual repurchase facility, the terms of which are being negotiated, which transfer of collateral is not reflected in the table above.

         REMEDIAL STEPS TAKEN TO ADDRESS LIQUIDITY ISSUES. Since June 30, 2003, we undertook specific remedial actions to address liquidity concerns including:

         o We adjusted our business strategy beginning in early fiscal 2004. Our adjusted business strategy focuses on shifting from gain-on-sale accounting and the use of securitization transactions as our primary method of selling loans to a more diversified strategy which utilizes a combination of whole loan sales and securitizations, while protecting revenues, controlling costs and improving liquidity. See "-- Overview -- Business Strategy Adjustments" for more information.

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

         o We entered into two definitive loan agreements during fiscal 2004 for the purpose of funding our loan originations. These two agreements replaced those credit facilities, which carried over into fiscal 2004 but were limited, terminated or expired by October 31, 2003. We entered into the first agreement on September 22, 2003 with a financial institution for a one-year $200.0 million credit facility. We entered into the second agreement on October 14, 2003 with a warehouse lender for a three-year revolving mortgage loan warehouse credit facility of up to $250.0 million. The $200.0 million facility was extended to December 3, 2004, reduced on September 30, 2004 to $100.0 million and on November 5, 2004, reduced to $60.0 million. This reduction to $60.0 million will occur at a rate of $10.0 million per week commencing November 5, 2004. The three-year $250.0 million warehouse credit facility continues to be available. See "-- Credit Facilities" for information regarding the terms of these facilities.

         o On November 5, 2004, we entered into a definitive agreement dated as of November 4, 2004 with a warehouse lender for a one-year $100.0 million credit facility to replace the maturing $200.0 million credit facility (reduced to $60.0 million). See "-- Credit Facilities" for information regarding the terms of this facility. We also sold the interest-only strips and servicing rights related to five of our mortgage securitization trusts to an affiliate of this facility provider under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million credit facility and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. We wrote down the carrying value of these interest-only strips and servicing rights by $5.4 million at June 30, 2004 to reflect their values under the terms of the sale agreement. On September 27, 2004, we received proceeds from this sale of $9.7 million.

         o On October 27, 2004, we entered into a commitment letter dated October 26, 2004 and are negotiating the terms of a definitive agreement with a warehouse lender for a three-year $30.0 million mortgage loan warehouse facility and a two-year $23.0 million residual repurchase facility. We cannot assure you that we will succeed in entering into a definitive agreement regarding these facilities or that this agreement will contain the terms and conditions acceptable to us. See "-- Credit Facilities" for information regarding the terms of these facilities.

         o On November 1, 2004, we received a commitment letter from two warehouse lenders, including an affiliate of the lender on our $250.0 million credit facility, for a two-year $150.0 million mortgage loan warehouse facility. The commitment letter becomes effective and legally obligates the parties upon our payment of fees described in the commitment letter which have not been paid to date. However, we cannot assure you that we will enter into definitive agreements regarding the $150.0 million credit facility or that this agreement will contain the terms and conditions acceptable to us. See "-- Credit Facilities" for information regarding the terms of this facility.

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

         Although we obtained two warehouse credit facilities totaling $450.0 million in fiscal 2004, and after December 3, 2004 we expect to have warehouse credit facilities totaling at a minimum $530.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we need to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures. Additionally, our warehouse credit facilities have been obtained at high costs, which have a significant impact on our liquidity. See "-- Credit Facilities" for detail on the amount of fees we are required to pay under these facilities.

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

         SHORT AND LONG TERM CAPITAL RESOURCES AND CONTRACTUAL OBLIGATIONS. The following table summarizes our short and long-term capital resources and contractual obligations as of September 30, 2004. For capital resources, the table presents projected and scheduled principal cash flows expected to be available to meet our contractual obligations. For those timeframes where a shortfall in capital resources exists, we anticipate that these shortfalls will be funded through a combination of cash from whole loan sales of future loan originations and the issuance of subordinated debentures. We can provide no assurances that we will be able to continue issuing subordinated debentures. In the event that we are unable to offer additional subordinated debentures for any reason, we have developed a contingent financial restructuring plan. See "-- Overview -- Business Strategy Adjustments" for a discussion of this plan. The terms of our credit facilities provide that we may only use the funds available under the credit facilities to originate home mortgage loans.

                                               ---------------------------------------------------------------
                                               LESS THAN      1 TO 3       3 TO 5       MORE THAN
                                                 1 YEAR        YEARS        YEARS        5 YEARS       TOTAL
                                               ---------------------------------------------------------------
                                                                        (IN THOUSANDS)
Capital Resources from:
    Unrestricted cash........................  $   10,419    $      --    $      --     $      --    $  10,419
    Cash pledged as collateral against
      contractual obligation.................       1,000        2,000        1,000         4,000        8,000
    Loans available for sale.................     332,710          102          118         3,581      336,511
    Interest-only strips (a).................     103,908      154,339      104,203       344,973      707,423
    Servicing rights (a).....................      17,183       26,132       21,544        66,351      131,210
                                               ----------    ---------    ---------     ---------    ---------
                                                  465,220      182,573      126,865       418,905    1,193,563
                                               ----------    ---------    ---------     ---------    ---------

Contractual Obligations (b)
    Subordinated debentures..................     335,172      133,105       12,089         9,660      490,026
    Accrued interest-subordinated                  21,095        9,620        1,353         1,399       33,467
      debentures (c).........................
    Senior collateralized subordinated notes       38,859       53,615        2,801         2,179       97,454
    Accrued interest-senior collateralized
      subordinated notes (d).................       1,799        2,137          133           131        4,200
    Warehouse lines of credit (e)............     279,943           --           --            --      279,943
    Convertible promissory note (f)..........         694          433           --            --        1,127
    Capitalized lease  (g)...................         376           49           --            --          425
    Operating leases (h).....................       5,763       11,084       10,830        25,153       52,830
    Services and equipment...................          74           --           --            --           74
                                               ----------    ---------    ---------     ---------    ---------
                                                  683,775      210,043       27,206        38,522      959,546
                                               ----------    ---------    ---------     ---------    ---------
    Excess (Shortfall).......................  $ (218,555)   $ (27,470)   $  99,659     $ 380,383    $ 234,017
                                               ==========    =========    =========     =========    =========

------------------
(a) Reflects projected cash flows utilizing assumptions including prepayment and credit loss rates. See "-- Application of Critical Accounting Estimates -- Interest-Only Strips" and "Application of Critical Accounting Estimates - Servicing Rights."
(b) See "-- Contractual Obligations."
(c) This table reflects interest payment terms elected by subordinated debenture holders as of September 30, 2004. In accordance with the terms of the subordinated debenture offering, subordinated debenture holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(d) This table reflects interest payment terms elected by senior collateralized subordinated note holders as of September 30, 2004.
(e) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(f) Amount includes principal and accrued interest at September 30, 2004.
(g) Amounts include principal and interest.
(h) Amounts include lease for office space.

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

         Historically, our cash flow from operations had been negative because we incur cash expenses as we originate loans, but generally do not recover from these origination expense cash outflows until we sell or securitize the underlying loans. With respect to loans securitized, we may be required to wait more than one year to begin recovering the cash outflow from loan origination expenses through cash inflows from the residual assets retained in a securitization. However, during the year ended June 30, 2004, we experienced positive cash flow from operations, primarily due to whole loan sales of loans we originated in prior periods that were carried on our balance sheet at June 30, 2003.

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

         Cash flow from operations for the three months ended September 30, 2004 was a negative $14.2 million, compared to a positive $128.4 million for the first three months of fiscal 2004. The negative cash flow from operations for the three months ended September 30, 2004 resulted from funding a $32.2 million increase in loans available for sale. The positive cash flow from operations for the three months ended September 30, 2003 was due to sales of loans during that three-month period, which were originated in the 2003 fiscal year and carried on our balance sheet at June 30, 2003. During the three months ended September 30, 2004, we received cash on whole loan sales of $602.2 million and originated $629.7 million of loans. During the three months ended September 30, 2003, we received cash on whole loan sales of $271.0 million and originated $124.1 million of loans.

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

         CONTRACTUAL OBLIGATIONS. Following is a summary of future payments required on our contractual obligations as of September 30, 2004 (in thousands):

                                                                    PAYMENTS DUE BY PERIOD
                                              --------------------------------------------------------------------
                                                             LESS THAN        1 TO 3        3 TO 5       MORE THAN
CONTRACTUAL OBLIGATIONS                         TOTAL         1 YEAR           YEARS         YEARS        5 YEARS
-----------------------------------------     ---------     ----------      ----------     ---------     ---------
Subordinated debentures..................     $ 490,026     $  335,172      $  133,105     $  12,089      $  9,660
Accrued interest - subordinated                  33,467         21,095           9,620         1,353         1,399
  debentures (a).........................
Senior collateralized subordinated notes.        97,454         38,859          53,615         2,801         2,179
Accrued interest - senior                         4,200          1,799           2,137           133           131
  collateralized subordinated notes (b)
Warehouse lines of credit (c)............       279,943        279,943              --            --            --
Convertible promissory notes (d).........         1,127            694             433            --            --
Capitalized lease (e)....................           425            376              49            --            --
Operating leases (f).....................        52,830          5,763          11,084        10,830        25,153
Services and equipment...................            74             74              --            --            --
                                              ---------     ----------      ----------     ---------      --------
Total obligations........................     $ 959,546     $  683,775      $  210,043     $  27,206      $ 38,522
                                              =========     ==========      ==========     =========      ========

-------------
(a) This table reflects interest payment terms elected by subordinated debenture holders as of September 30, 2004. In accordance with the terms of the subordinated debenture offering, subordinated debenture holders have the right to change the timing of the interest payment on their notes once during the term of their investment.
(b) This table reflects interest payment terms elected by senior collateralized subordinated note holders as of September 30, 2004.
(c) See the table provided under "-- Credit Facilities" for additional information about our credit facilities.
(d)  Amount includes principal and accrued interest at September 30, 2004.
(e)  Amounts include principal and interest.
(f)  Amounts include lease for office space.

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

         The following is a description of the warehouse and operating lines of credit facilities, which were available to us at September 30, 2004 (in thousands):

                                                                         FACILITY       AMOUNT         AMOUNT
                                                                          AMOUNT       UTILIZED       AVAILABLE
                                                                       -----------    ----------      ---------
REVOLVING CREDIT FACILITIES:
Warehouse revolving line of credit, expiring December 2004 (a)....     $   100,000    $   73,276      $  26,724
Warehouse revolving line of credit, expiring October 2006 (b).....         250,000       206,667         43,333
                                                                       -----------    ----------      ---------
Total revolving credit facilities.................................         350,000       279,943         70,057
OTHER FACILITIES:
   Capitalized leases, maturing January 2006 (c)..................             404           404             --
                                                                       -----------    ----------      ---------
Total credit facilities...........................................     $   350,404    $  280,347      $  70,057
                                                                       ===========    ==========      =========

--------------
(a) Originally a $200.0 million warehouse revolving line of credit with JP Morgan Chase Bank entered into on September 22, 2003 and originally scheduled to expire September 2004. In September 2004, the maturity date of this facility was extended to November 5, 2004 and the facility was reduced to $100.0 million. In November 2004, the maturity date was extended to December 3, 2004 and the facility amount will reduce to $60.0 million at a rate of $10.0 million per week commencing on November 5, 2004. Interest rates on the advances under this facility are based upon one-month LIBOR plus a margin. Obligations under the facility are collateralized by pledged loans. Further detail and provisions of this facility are described below.

    Additionally, we have a stand alone letter of credit with JP Morgan Chase Bank to secure lease obligations for corporate office space. The amount of the letter of credit was $8.0 million at September 30, 2004. The letter of credit was collateralized by cash and expires on December 16, 2004.

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

CREDIT FACILITIES AVAILABLE AT SEPTEMBER 30, 2004

         $200.0 MILLION WAREHOUSE FACILITY. On September 22, 2003, we entered into definitive agreements with JP Morgan Chase Bank for a $200.0 million credit facility (subsequently reduced to $60.0 million) for the purpose of funding our loan originations. Pursuant to the terms of this facility, we are required to, among other things: (i) have a net worth of at least $28.0 million by September 30, 2003; with quarterly increases of $2.0 million thereafter; (ii) apply 60% of our net cash flow from operations each quarter to reduce the outstanding amount of subordinated debentures commencing with the quarter ending March 31, 2004;
(iii) as of the end of any month, commencing January 31, 2004, the aggregate outstanding balance of subordinated debentures must be less than the aggregate outstanding balance as of the end of the prior month; and (iv) provide a parent company guaranty of 10% of the outstanding principal amount of loans under the facility. This facility had a term of 364 days and by its original terms would have expired September 21, 2004. This facility is secured by the mortgage loans, which are funded by advances under the facility with interest equal to LIBOR plus a margin. This facility is subject to representations and warranties and covenants, which are customary for a facility of this type, as well as amortization events and events of default related to our financial condition. These provisions require, among other things, our maintenance of a delinquency ratio for the managed portfolio (which represents the portfolio of securitized loans and leases we service for others) at the end of each fiscal quarter of less than 12.0%, our subordinated debentures not to exceed $705.0 million at any time, and our ownership of an amount of repurchased loans not to exceed 1.5% of the managed portfolio.

         On September 20, 2004, we entered into an amendment to our $200.0 million credit facility which extended the scheduled expiration date of this credit facility from September 21, 2004 to September 30, 2004.

         On September 30, 2004, we entered into an amendment to our $200.0 million credit facility which extended the expiration date of this credit facility from September 30, 2004 to November 5, 2004, and decreased this facility from $200.0 million to $100.0 million. Since entering into this facility on September 22, 2003, the amount outstanding under this facility at any given time has not exceeded $100.0 million. In addition, the amendment included changes which reduce the advance rate if the amount outstanding under the facility exceeds $75.0 million. The amendment also changed the portfolio composition requirements to accommodate fluctuations in the pledged loans at the beginning and end of each month, providing greater flexibility to us. The purpose of the amendment was to allow us to continue to borrow under this facility, subject to its terms as described above, while we finalize the definitive agreement for a new credit facility. In light of this amendment, on October 1, 2004, we entered into an amendment to the $250.0 million credit facility described below which decreased the amount of the additional credit facilities that we must maintain from $200.0 million to $100.0 million, provided that there continues to be at least $40.0 million available for funding newly originated loans, as originally required by the facility agreements.

         On November 5, 2004, we entered into an additional amendment to this $200.0 million facility (reduced to $100.0 million on September 30, 2004). The amendment further extended the scheduled expiration date of this facility from November 5, 2004 to December 3, 2004 and further reduced the maximum amount that can be borrowed under the facility from $100.0 million to $60.0 million. The reduction will occur at a rate of $10.0 million per week commencing on November 5, 2004. This amendment also restored portfolio composition requirements to their original terms except that funding for up to $60.0 million of newly originated loans, rather than as a percentage of the facility's outstanding balance, was made available and no loans older than 30 days may be funded. The purpose of the amendment was to allow us to continue to borrow under this facility, subject to its terms as described above, while we transition from this facility to replacement credit facilities.

         $250.0 MILLION WAREHOUSE FACILITY. On October 14, 2003, we entered into definitive agreements with Chrysalis Warehouse Funding, LLC for a revolving mortgage loan warehouse credit facility of up to $250.0 million to fund loan originations. The $250.0 million facility has a term of three years with an interest rate on amounts outstanding equal to the one-month LIBOR plus a margin and the yield maintenance fees (as defined in the agreements). We also agreed to pay an affiliate of the lender fees of $8.9 million upon closing and approximately $10.3 million annually plus a non-usage fee based on the difference between the average daily outstanding balance for the current month and the maximum credit amount under the facility, as well as the lender's out-of-pocket expenses. Advances under this facility are collateralized by specified pledged loans. Additional credit support for a portion of the facility was created by granting a security interest in substantially all of our interest-only strips and residual interests which we contributed to a special purpose entity organized to facilitate this transaction. The interest-only strips and residual interests contributed to this special purpose entity also secured our fee obligations under this facility to an affiliate of the lender, as described above. The interest-only strips sold pursuant to the previously described sale agreement of September 27, 2004 were part of the interest-only strips contributed to this special purpose entity for the purpose of securing our fee obligations to this lender affiliate. In consideration for the release by this lender affiliate of its lien on the interest-only strips involved in the September 27, 2004 sale, we prepaid $3.5 million of fees owed or to be owed to the lender affiliate.

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

         The definitive agreements for this $250.0 million facility, as amended, granted the lender an option from the first anniversary of entering into the definitive agreements up to November 30, 2005 to increase the credit amount to $400.0 million with additional fees and interest payable by us. This option will be satisfied upon the completion of the $150.0 million Warehouse Facility.

         We amended the security agreements related to the senior collateralized subordinated notes to accommodate a request from the lender on our $250.0 million credit facility, and its affiliate, dated September 30, 2004, to clarify an inconsistency between these agreements and the $250.0 million credit facility documents related to liens on certain assets previously pledged by ABFS Warehouse Trust 2003-1 to Clearwing, the affiliate of the lender.

DEFINITIVE AGREEMENTS AND COMMITMENTS RELATED TO NEW CREDIT FACILITIES

         $100.0 MILLION WAREHOUSE FACILITY. On November 5, 2004, we entered into definitive agreements, dated as of November 4, 2004, with Fortress Credit Corp. for a $100.0 million revolving mortgage warehouse credit facility to fund loan originations, referred to as the $100.0 million facility, including up to $30.0 million for newly originated loans ($40.0 million if the facility is increased as described below). The $100.0 million facility has a term of one year, with the right to extend upon mutual written agreement of the parties and our payment to the lender of a renewal fee equal to a percentage of the maximum amount available under the facility. The lender may, at any time during the period from the 121st day through the 300th day from the closing date, in its sole discretion, increase the maximum amount available under the facility up to $175.0 million, at which time we are obligated to pay a commitment increase fee equal to 2.25% of the amount of the increase. Our ability to utilize this facility for newly originated loans is subject to our satisfaction of such requirements to be determined by the lender in its sole discretion. We agreed to pay fees of $2.3 million upon closing and approximately $3.8 million over the term of the facility (and if the facility is increased to $175.0 million, an additional $2.6 million in fees), plus a monthly non-usage fee equal to a percentage of the undrawn portion of the $100.0 million facility. The $100.0 million facility has a floating interest rate based on LIBOR plus a margin of 4.25% (which is increased to 7.5% for newly originated loans) and is secured by the mortgage loans which are funded by advances under the facility, as well as all assets, accounts receivable and all related proceeds held by the special purpose entity organized to facilitate the transaction, referred to as the borrower.

         The $100.0 million facility contains representations, warranties, conditions and covenants which are customary for facilities of this type, including provisions which require the borrower to: (1) use the proceeds solely to fund loan originations as described in the facility; (2) not incur any other indebtedness except as specified in the facility; (3) not permit any liens, claims or interests on, or any sale or disposition of, the collateral securing the facility; and (4) provide the lender with all financial statements, certificates and notices as specified in the facility. The $100.0 million facility contains events of default typical for this type of facility, including but not limited to, if: (1) the borrower fails to make any payment when due to the lender; (2) the borrower breaches or fails to comply with the representations, warranties, conditions or covenants under the facility; (3) we become insolvent or the subject of insolvency proceedings; (4) a material adverse change or effect as described in the facility occurs; (5) certain members of management are no longer our executive officers and a satisfactory replacement has not been found within 60 days; (6) we are unable to sell or issue subordinated notes for more than three consecutive weeks or on more than two occasions in any 12-month period irrespective of the length of time of such occasions; (7) we are delisted from the NASDAQ Stock Market or any other stock market or securities exchange or trading of our stock is suspended for at least three consecutive days; (8) any of our servicing agreements, other than a servicing agreement relating to a securitization in which one of our bond insurers, or its affiliates have provided bond insurance or similar credit enhancement, are terminated for cause or an event of default; (9) our net worth is negative at the end of any calendar month or less than $10.0 million at the end of any calendar quarter; (10) we fail to maintain cash and cash equivalents and undrawn borrowing capacity under committed borrowing facilities of less than $20.0 million after December 30, 2004; or (11) we fail to maintain minimum cash of at least $10.0 million after December 30, 2004. Subject to certain exceptions and the expiration of any applicable cure period as described in the $100.0 million facility, upon the occurrence of one or more events of default, the lender may declare the amount outstanding under the facility immediately due and payable. We expect to draw down on the full amount of this line to the extent necessary to fund our loan originations.

         We also sold the interest-only strips and servicing rights related to five of our mortgage securitization trusts to an affiliate of this facility provider under the terms of a September 27, 2004 sale agreement. The sale of these assets was undertaken as part of our negotiations to obtain the new $100.0 million facility and to raise cash to pay fees on new warehouse credit facilities and as a result, we did not realize their full value as reflected on our books. We wrote down the carrying value of these interest-only strips and servicing rights by $5.4 million at June 30, 2004 to reflect their values under the terms of the sale agreement. On September 27, 2004, we received proceeds from this sale of $9.7 million.

         COMMITMENT LETTER RELATED TO $30.0 MILLION WAREHOUSE FACILITY AND $23.0 MILLION RESIDUAL REPURCHASE FACILITY. On October 27, 2004, we executed a commitment letter, dated as of October 26, 2004, with a lender for: (i) a $30.0 million warehouse facility to fund the origination of residential mortgage loans, including mortgage loans for which the complete documentation will not have been received by the custodian at the time of funding and closing of such loans, referred to as newly originated loans in this document; and (ii) a $23.0 million repurchase facility for specified interest-only strips owned by one of our subsidiaries. Pursuant to the commitment letter, we agreed to organize a special purpose trust to act as borrower under the warehouse facility, hold the related newly originated loans and act as seller under the repurchase facility. We also agreed to form a second trust, referred to as the parent trust, to hold 100% of the ownership interest in the special purpose trust.

         The warehouse facility will have a term of three years, although, upon the termination of the repurchase facility at the close of its two-year term, we have an option to terminate the warehouse facility on the second anniversary of the closing date upon payment of a termination fee of $600,000. Pursuant to the commitment letter, the warehouse facility will have a floating interest rate based upon LIBOR plus a margin of 2.5% per year.

         The warehouse facility will be secured by, among other items, (i) newly originated loans funded through the facility and proceeds from these loans; (ii) a pledge of 100% of the common stock of ABFS Consolidated Holdings, Inc., our subsidiary that will own 97% of the parent trust; (iii) a certificate issued by the parent trust entitling an entity organized by the lender to a priority interest in all of the parent trust's assets and distributions, including income derived from certain of our interest-only strips; (iv) certain servicing advances owned by American Business Credit, Inc., our subsidiary; and (v) the value of the interest-only strips in excess of the amount necessary for the special purpose trust to satisfy its obligations under the repurchase facility.

         In connection with the warehouse facility, the lender on our $250.0 million credit facility must consent to certain aspects of the proposed transaction. In addition, the parent trust will enter into an amendment to security agreements with the trustee for our outstanding senior collateralized subordinated notes pursuant to which collateral owned by the parent trust will be pledged to secure the senior collateralized subordinated notes.

         In connection with the execution of the commitment letter, we paid fees of approximately $1.9 million. We also agreed to pay fees on the closing of the facility and over the term of the warehouse facility totaling approximately $7.1 million, as well as an annual non-use fee equal to a percentage of the undrawn portion of the warehouse facility.

         As described in the commitment letter, under the repurchase facility, an entity organized by the lender for the purposes of the repurchase facility transaction, referred to as the purchaser, will acquire specified interest-only strips for $23.0 million, which amount will be initially adjusted to reflect any pre-closing adjustments to the value of such interest-only strips that may result from distributions on the interest-only strips after September 30, 2004, changes in market conditions or other factors as determined by the purchaser, and may be reduced after the closing in case of a margin payment paid to the purchaser, as described in the repurchase facility. The interest-only strips to be transferred pursuant to this arrangement had an aggregate book value of $86.0 million at September 30, 2004. Subject to certain limitations, the repurchase price of the specified interest-only strips will be secured by the collateral under the warehouse facility, other than the specified interest-only strips necessary for the special purpose trust to satisfy its obligations under the repurchase facility. The repurchase facility will terminate two years after the closing date. We have an option to terminate the repurchase facility by repurchasing the specified interest-only strips in whole, but not in part, and paying the applicable exit fee equal to 3% of the repurchase facility amount. Our execution of the definitive agreement related to the repurchase facility will require the consent of the lender under our $250.0 million credit facility.

         The commitment letter is subject to, among other things, (i) the approval by the lender's investment committee on or prior to November 5, 2004 and (ii) the execution of definitive agreements not later than November 5, 2004. On November 8, 2004, the lender amended the commitment letter to notify us that it had obtained the approval of its investment committee and to extend the deadline for the execution of definitive agreements from November 5, 2004 to November 22, 2004. We currently anticipate entering into an interim repurchase facility with this lender which will expire when the definitive agreement related to the warehouse facility and the permanent repurchase facility is executed.

         The availability of the warehouse facility and the repurchase facility, referred to as the facilities, is subject to the satisfaction of certain initial conditions which include, but are not limited to, the following: (i) our receipt of one or more definitive commitments from one or more other new lenders for warehouse funding of at least $100.0 million with a minimum of $30.0 million available for funding newly originated loans; and (ii) our assignment to the lender of a "key man" life insurance policy equal to at least $2.0 million on the life of Mr. Santilli, our Chief Executive Officer, and our agreement to use our best efforts to increase such policy to $5.0 million within six months of the closing date.

         The facilities will also be subject to certain customary and other on-going conditions pursuant to which we will be required (i) to maintain at all times an effective registration statement with the SEC for the sale of at least $30.0 million of subordinated debentures; (ii) to maintain our ability to issue and sell our subordinated debentures, except for the inability to issue and sell subordinated debentures for a period of time which shall not exceed three consecutive weeks or two occasions in any 12-month period irrespective of the length of time of any such occasions; (iii) to satisfy all requirements for the continued listing of our common stock on the NASDAQ National Market, with a delisting notification to be considered a default under the facilities subject to the cure period provided in the applicable NASDAQ listing standards; and (iv) during the terms of the facilities, to retain Messrs. Santilli, Ruben and Mandia in their current positions with us or, if Messrs. Ruben or Mandia cease to hold their current positions of Executive Vice President and Chief Financial Officer, respectively, to secure a replacement employee reasonably satisfactory to the lender.

         The facilities will contain additional conditions, representations, covenants and events of default customary for transactions of this type and similar to those contained in our $250.0 million credit facility, as well as our covenant to maintain additional warehouse facilities for an aggregate of at least $350.0 million. The failure to satisfy any of the initial or on-going conditions contained in the facilities or the loss of servicing rights under more than two of our outstanding securitizations or any warehouse facility will constitute an event of default under the facilities.

         While we anticipate that we will close on the facilities with the lender, there can be no assurance that these negotiations will result in definitive agreements or that these agreements, as negotiated, will contain terms and conditions acceptable to us.

         COMMITMENT LETTER RELATED TO $150.0 MILLION WAREHOUSE FACILITY. We received a commitment letter dated as of November 1, 2004 for a mortgage warehouse facility from two warehouse lenders, including an affiliate of the lender on our $250.0 million credit facility, for the purpose of funding our home mortgage loan originations. The commitment letter becomes effective and legally obligates the parties upon the payment of the fees by us, as described below, which fees have not been paid to date. The commitment letter provides for a $150.0 million senior secured revolving facility, of which $10.0 million can be utilized to fund newly originated loans. Of the $150.0 million, one lender would provide up to approximately $132.0 million as the A Facility and the affiliate of the lender on our $250.0 million credit facility would provide up to approximately $18.0 million as the B Facility. The A Facility and B Facility together are referred to as the $150.0 million facility. The $150.0 million facility will expire on October 14, 2006, with a one-year extension of the A Facility after the expiration of the initial term subject to, among other things, the effectiveness of a committed B Facility in an amount and on terms and conditions substantially satisfactory to the A facility lender. The A Facility will have a floating interest rate based upon LIBOR plus a margin, which decreases over the term of the facility, or prime plus a margin of 1.5%. The $150.0 million facility will satisfy the option provided to the lender on our $250.0 million facility which permitted this lender to increase the maximum credit amount to $400.0 million and triggers the payment of additional fees to such lender as described below.

         The A Facility and the B Facility will each be secured by the home mortgage loans which are funded by advances under the $150.0 million facility, as well as all assets, held by a special purpose entity organized to facilitate this transaction, provided, however, that the B Facility will be subordinate to the A Facility. The $150.0 million facility will contain representations and warranties and covenants, events of default and other conditions, which are customary for a facility of this type. The commitment letter and the closing of the $150.0 million facility are subject to such other customary and commercially reasonable terms, including no material adverse condition or change in or affecting our business, operations, property, condition or prospects since June 30, 2004, our receipt of a working capital facility or reverse repurchase line of not less than $23.0 million, cash on hand and available working capital facilities of not less than $40.0 million, delivery of 2004 audited financial statements with an unqualified audit opinion, preparation, execution and delivery of definitive loan documents, completion of due diligence by the lenders, and execution of a servicing arrangement satisfactory to the lenders.

              In connection with the execution and effectiveness of the commitment letter, the Company is obligated to pay the lender on the A Facility a work fee to offset its costs and expenses incurred in connection with the facility and a fee of 2.0% of the amount of the A Facility, half of which is due upon the effective date of the commitment letter and the second half upon the closing of the facility. The Company agreed to pay annual collateral management fees to affiliates of the lender on the A Facility over the term of the facility. The Company also agreed to pay the lender on the B Facility: the increase commitment fees provided for in the fee agreement related to our $250.0 million facility of approximately $21.9 million, with approximately $1.4 million payable upon the termination of the facility and the balance payable in equal monthly installments over the term of the facility, a work fee to offset the lender's costs and expenses incurred in connection with the facility, and additional fees of $4.5 million payable in equal monthly installments over the term of the facility.

         The commitment letter terminates on November 30, 2004 if the execution and delivery of definitive agreements does not occur on or before such date. While we anticipate that we will close on the $150.0 million facility with the lenders, there can be no assurance that these negotiations will result in definitive agreements or that these agreements, as negotiated, will contain terms and conditions acceptable to us.

         Although after December 3, 2004 we expect to have mortgage loan warehouse credit facilities totaling at a minimum $530.0 million, the proceeds of these credit facilities may only be used to fund loan originations and may not be used for any other purpose. Consequently, we will have to generate cash to fund the balance of our business operations from other sources, such as whole loan sales, additional financings and sales of subordinated debentures.

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

         In addition, in light of the losses experienced during the first quarter of fiscal 2005 and the fiscal year 2004, we requested and obtained waivers or amendments to credit facilities as discussed below to address our non-compliance with certain financial covenants.

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

         On September 22, 2003, the lender under the $200.0 million facility agreed (reduced to $60.0 million) to extend the deadline for our registration statement to be declared effective by the SEC to November 10, 2003. Our registration statement was declared effective on November 7, 2003. The lender on the $200.0 million credit facility agreed to extend the date by which we were required to close an additional credit facility of at least $200.0 million from October 3, 2003 to October 8, 2003. We subsequently obtained an additional waiver from this lender, which extended this required closing date for obtaining the additional credit facility to October 14, 2003 (this condition was satisfied by the closing of the $250.0 million facility described above). Prior to the closing of the second credit facility, our borrowing capacity on the $200.0 million facility was limited to $80.0 million. We entered into two amendments to the sale and servicing agreement with the lender under our $200.0 million facility which clarified the scope of particular financial covenants: one amendment dated as of May 12, 2004 clarified the scope of the financial covenant regarding the maintenance of minimum adjusted tangible net worth; and one amendment dated as of June 30, 2004 clarified the scope of the financial covenant regarding the maintenance of minimum cash and cash equivalents. This lender waived our noncompliance with the minimum net worth requirements at September 30, 2003, October 31, 2003, November 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. This lender also waived our non-compliance with: the covenant regarding minimum adjusted tangible net worth for all monthly compliance periods commencing with the month ending April 30, 2004 and continuing through the month ending October 31, 2004; the covenant regarding minimum cash and cash equivalents for the compliance periods ending December 31, 2003, April 30, 2004, May 31, 2004 and October 31, 2004; the
covenant regarding the ratio of debt to adjusted tangible net worth for the compliance periods ending September 30, 2004 and October 31, 2004; and the covenant regarding aggregate cash flow from all securitization trusts for the compliance period ending September 30, 2004.

         We have continued to operate on the basis of waivers granted by the lender under this facility to each of these events of noncompliance. The expiration date of this facility was originally September 21, 2004, but through a series of extensions granted by this lender to facilitate our closing and implementation of replacement credit facilities, this facility is now scheduled to expire December 3, 2004. Consequently, we currently anticipate that we will be out of compliance with one or more of the financial covenants contained in this facility at November 30, 2004 and will need an additional waiver for this noncompliance from this lender to continue to operate.

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

         Separately, one bond insurer, as a condition to its participation in our October 31, 2003 privately-placed securitization, required that we amend the servicing agreement related to a previous public securitization in which the bond insurer had provided financial guarantee insurance to the Class M certificate. The resulting amendment to this servicing agreement, dated October 31, 2003, provided, among other things, for a specifically designated back-up servicer, for 90-day term-to-term servicing and for our re-appointment as servicer for an initial 90-day term commencing October 31, 2003. This bond insurer subsequently re-appointed us as servicer under the amended servicing agreement for an additional term through April 30, 2004. On April 30, 2004, this amended servicing agreement was amended again principally to provide for 30-day term-to-term servicing and for our reappointment as servicer for a 30-day term expiring May 31, 2004. On May 24, 2004, this amended servicing agreement was further amended principally to provide for minor administrative changes to the agreement and to re-appoint us as servicer for an additional term expiring June 30, 2004. This bond insurer subsequently has re-appointed us as servicer under this amended servicing agreement for successive additional terms during all relevant periods including the current term ending November 30, 2004. Our re-appointment as servicer under this amended servicing agreement is determined by reference to its provisions.

         Also separately, on March 5, 2004, we entered into agreements with another bond insurer which amended the servicing agreements related to all securitizations insured by this bond insurer. These amendments principally provided for a specifically designated back-up servicer. The original provisions of these servicing agreements providing for 3-month term-to-term servicing were not altered by these amendments. We were continuously re-appointed as servicer under these servicing agreements prior to the described amendments and we have continuously been re-appointed as servicer for all relevant periods subsequent to the described amendments. Our re-appointment as servicer under these amended servicing agreements is determined by reference to their provisions.

         As a result of the foregoing amendments to our servicing agreements, all of our servicing agreements associated with bond insurers now provide for term-to-term servicing.

         We amended the security agreements related to the senior collateralized subordinated notes to accommodate a request from the lender on our $250.0 million credit facility, and its affiliate, dated September 30, 2004, to clarify an inconsistency between these agreements and the $250.0 million credit facility documents related to liens on certain assets previously pledged by ABFS Warehouse Trust 2003-1 to Clearwing, the affiliate of the lender. See "-- Credit Facilities--Credit Facilities Available at September 30, 2004" for additional information regarding these amendments.

         Because we anticipate incurring losses at least through the second quarter of fiscal 2005 and as a result of any non-compliance with other financial covenants, we anticipate that we will need to obtain additional waivers. We cannot assure you as to whether or in what form a waiver or modification of these agreements would be granted to us.

         SUBORDINATED DEBENTURES. The issuance of subordinated debentures funds the majority of our remaining operating cash requirements. We rely significantly on our ability to issue subordinated debentures since our cash flow from operations is not sufficient to meet these requirements. In order to expand our businesses we have issued subordinated debentures to partially fund growth and to partially fund maturities of subordinated debentures. In addition, we utilize proceeds from the issuance of subordinated debentures to fund overcollateralization requirements. During the three months ended September 30, 2004, subordinated debentures decreased by $32.8 million compared to a decrease of $32.0 million in the three months ended September 30, 2003. The reduction in subordinated debentures outstanding at September 30, 2004 was primarily due to the closings of the second exchange offer during the quarter and the resulting conversion of $30.8 million of subordinated debentures into 15.6 million of shares of Series A preferred stock and $15.2 million of senior collateralized subordinated notes.

         On December 1, 2003, we mailed the first exchange offer to holders of our subordinated debentures issued prior to April 1, 2003. Holders of such subordinated debentures had the ability to exchange their debentures for (i) equal amounts of senior collateralized subordinated notes and shares of Series A preferred stock; and/or (ii) dollar-for-dollar for shares of Series A preferred stock. Senior collateralized subordinated notes issued in the first exchange offer have interest rates equal to 10 basis points above the subordinated debentures tendered. Senior collateralized subordinated notes with maturities of 12 months were issued in exchange for subordinated debentures tendered with maturities of less than 12 months, while subordinated debentures with maturities greater than 36 months were exchanged for senior collateralized subordinated notes with the same maturity or a maturity of 36 months. All other senior collateralized subordinated notes issued in the first exchange offer have maturities equal to the subordinated debentures tendered. The senior collateralized subordinated notes outstanding are secured by a security interest in certain cash flows originating from interest-only strips of certain of our subsidiaries held by ABFS Warehouse Trust 2003-1 with an aggregate value of at least an amount equal to 150% of the principal balance of the senior collateralized subordinated notes issued in the first exchange offer plus priority lien obligations secured by interest-only strips and/or the cash flows from the interest-only strips; provided that, such collateral coverage may not fall below 100% of the principal balance of the senior collateralized subordinated notes issued in the first exchange offer, as determined by us on any quarterly balance sheet date. In the event of liquidation, to the extent the collateral securing the senior collateralized subordinated notes is not sufficient to repay these notes, the deficiency portion of the senior collateralized subordinated notes will rank junior in right of payment behind our senior indebtedness and all of our other existing and future senior debt and behind the existing and future debt of our subsidiaries and equally in right of payment with the deficiency portion of the senior collateralized subordinated notes, and any future subordinated debentures issued by us and other unsecured debt.

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

         Under the terms of the exchange offers, the following amounts of subordinated dentures were exchanged for shares of Series A preferred stock and senior collateralized subordinated notes (in thousands):

                                                                             Shares of            Senior
                                                       Subordinated          Series A         Collateralized
                                                        Debentures           Preferred         Subordinated
By Closing Dates                                        Exchanged          Stock Issued        Notes Issued
----------------                                       ------------        ------------       --------------
First exchange offer:
    December 31, 2003.............................      $  73,554               39,095          $  34,459
    February 6, 2004..............................         43,673               22,712             20,961
                                                        ---------            ---------          ---------
       Results of first exchange offer............        117,227               61,807             55,420
                                                        ---------            ---------          ---------
Second exchange offer:
    June 30, 2004.................................         60,589               31,980             28,609
    July 31, 2004.................................         25,414               12,908             12,506
    August 23, 2004...............................          5,418                2,741              2,677
                                                        ---------            ---------          ---------
       Results of second exchange offer...........         91,421               47,629             43,792
                                                        ---------            ---------          ---------
Cumulative results of exchange offers.............      $ 208,648              109,436          $  99,212
                                                        =========            =========          =========

         At September 30, 2004, our interest in the cash flows from the interest-only strips held in the trust which secure the senior collateralized subordinated notes totaled $401.6 million of which approximately $146.2 million represented 150% of the outstanding principal balance of senior collateralized subordinated notes. See "-- Secured and Unsecured Indebtedness" for a description of our additional obligations related to the interest-only strips held in this trust.

         Anthony J. Santilli, our Chairman, Chief Executive Officer and President, Beverly Santilli, President of American Business Credit, Inc. and Executive Vice President of HomeAmerican Credit, Inc., and Dr. Jerome Miller, our director, each held subordinated debentures eligible to participate in the first exchange offer. Each named individual tendered all such eligible subordinated debentures in the first exchange offer and as of February 6, 2004, the expiration date of the first exchange offer, pursuant to the terms of the first exchange offer, were holders of the following number of shares of Series A preferred stock (SAPS) and aggregate amount of senior collateralized subordinated notes (SCSN) outstanding: Mr. Santilli: SAPS - 4,691, SCSN - $4,691; Mrs. Santilli: SAPS - 4,691, SCSN - $4,691; Dr. Miller: SAPS - 30,164,
SCSN - $30,164. Mr. Santilli and Mrs. Santilli subsequently transferred ownership of the Series A preferred stock acquired on February 6, 2004.

         Under a registration statement declared effective by the SEC on November 7, 2003, we registered $295.0 million of subordinated debentures. Of the $295.0 million, $77.2 million of debt from this registration statement was available for future issuance as of September 30, 2004. On October 22, 2004, we filed Post-Effective Amendment No. 1 to this registration statement to update the financial and other information. On June 22, 2004, we filed a registration statement with the SEC to register $280.0 million of subordinated debentures. Such registration statement is under review.

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

         The weighted-average interest rate of our subordinated debentures issued in the month of September 2004 was 11.02%, compared to a weighted-average interest rate of 7.49% for subordinated debentures issued in the month of June 2003. We had reduced the interest rates offered on subordinated debentures beginning in the fourth quarter of fiscal 2001 and had continued reducing rates through June 2003 in response to decreases in market interest rates as well as declining cash needs during that period. However, during fiscal 2004, the weighted-average interest rate on subordinated debentures we issued had steadily increased, reflecting our financial condition. We expect to reduce the interest rates offered on subordinated debentures over time as our business and cash needs, our financial condition, liquidity, future results of operations, market interest rates and competitive factors permit. The weighted average remaining maturity of our subordinated debentures at September 30, 2004 was 11.5 months compared to 13.5 months at June 30, 2004 and 19.5 months at June 30, 2003.

         TERMS OF THE SERIES A PREFERRED STOCK. The Series A preferred stock has a par value of $0.001 per share and may be redeemed at our option at a price equal to the liquidation value plus accrued and unpaid dividends after the second anniversary of the issuance date. There were 109,435,580 shares of the Series A preferred stock issued and outstanding at September 30, 2004.

         Upon any voluntary or involuntary liquidation, the holders of the Series A preferred stock will be entitled to receive a liquidation preference of $1.00 per share, plus accrued and unpaid dividends to the date of liquidation. Based on the shares of Series A preferred stock outstanding on September 30, 2004, the liquidation value equals $109.4 million.

         Monthly cash dividend payments are $0.008334 per share of Series A preferred stock (equivalent to $0.10 per share annually or 10% annually of the liquidation value). Payment of cash dividends on the Series A preferred stock is subject to compliance with applicable Delaware state law. Based on the shares of Series A preferred stock outstanding on September 30, 2004, the annual cash dividend requirement equals $10.9 million.

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

         Based on the $5.00 per share market value floor and if each share of Series A preferred stock issued in the first exchange offer and the second exchange offer converted at the conversion prices listed below, the number of shares of our common stock which would be issued upon conversion follows (shares in thousands):

                                                As of September 30, 2004
                                              -----------------------------
                                                                Convertible
                                              Number of         into Number
                                              Preferred          of Common
                                                Shares             Shares
                                              ---------         -----------
          Conversion at $1.20..........        109,436             26,265
          Conversion at $1.30..........        109,436             28,453

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

         We computed the value of the beneficial conversion feature using the conversion ratio of $1.30 to $5.00, which is the conversion term that is most beneficial to the investor and would result in the issuance of 28.5 million shares of common stock based on the shares of Series A preferred stock that were issued through September 30, 2004. The value of the beneficial conversion feature equals the excess of the intrinsic value of those 28.5 million shares of common stock at their closing prices on the dates the preferred stock was issued, over the value of the Series A preferred stock on the same dates. The value of the Series A preferred stock was equal to the carrying value of the subordinated debentures exchanged. For closings under the exchange offers through September 30, 2004, the value of the beneficial conversion feature was $11.3 million. During the first quarter of fiscal 2005, amortization of $0.9 million was added to the $2.6 million of cash dividends declared on the Series A preferred stock resulting in a total charge to the income statement of $3.5 million. During fiscal 2004, amortization of $0.8 million was added to the $2.9 million of cash dividends declared on the Series A preferred stock resulting in a total charge to the income statement of $3.7 million. The offset to the charge to the income statement for the amortization of the beneficial conversion feature is recorded to additional paid in capital. Amortization of the total value of the beneficial conversion feature will be $3.6 million in fiscal 2005, $3.8 million in fiscal 2006 and $3.0 million for fiscal 2007.

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

         In addition to new regulatory initiatives with respect to so-called "predatory lending" practices, current laws or regulations in some states restrict our ability to charge prepayment penalties and late fees. Prior to its preclusion in July 2003, we used the Federal Alternative Mortgage Transactions Parity Act of 1982, which we refer to as the Parity Act, to preempt these state laws for loans which meet the definition of alternative mortgage transactions under the Parity Act. However, the Office of Thrift Supervision has adopted a rule effective in July 2003, which precludes us and other non-bank, non-thrift creditors from using the Parity Act to preempt state prepayment penalty and late fee laws on new loan originations. Under the provisions of this rule, we are required to modify or eliminate the practice of charging prepayment and other fees on new loans in some of the states where we originate loans. Prior to this rule becoming effective, 80% to 85% of the home mortgage loans we originated contained prepayment fees. The origination of a high percentage of loans with prepayment fees impacts our securitization gains and securitization assets by helping to reduce the likelihood of a borrower prepaying their loan, thereby prolonging the life of a securitization, and increasing the amounts of residual cash flow, servicing fees and prepayment fees we can expect to collect over the life of a securitization. We currently expect that the percentage of loans that we will originate in the future containing prepayment fees will decrease to approximately 65% to 70%. During the first quarter of fiscal 2005 and fiscal 2004, approximately 78% and 72%, respectively, of the loans we originated contained prepayment fees. This decrease in prepayment fee penetration will potentially reduce the amount of gains and securitization assets we will record on any future securitizations. Because there are many other variables including market conditions, which will also impact securitizations, we are unable to quantify the impact of this rule on any future securitization assets and related gains until we complete a publicly-placed securitization of loans which we originated since this rule became effective. Additionally, in an earlier decision, the Appellate Division of the Superior Court of New Jersey determined that the Parity Act's preemption of state law was invalid and that the state laws precluding some lenders from imposing prepayment fees were applicable to loans made in New Jersey, including alternative mortgage transactions. On May 26, 2004, the New Jersey Supreme Court reversed the decision of the Appellate Division of the Superior Court of New Jersey and held that the Parity Act had preempted the New Jersey Prepayment Law, which prohibited housing lenders from imposing prepayment penalties. However, the plaintiff has petitioned the United States Supreme Court for certiorari in this matter.

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

         The consolidated amended class action complaint brings claims on behalf of a class of all purchasers of our common stock for a proposed class period of January 27, 2000 through June 26, 2003. The consolidated complaint names us, our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, and former director, Richard Kaufman, as defendants and alleges that we and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint alleges that, during the applicable class period, our forbearance and deferment practices enabled us to, among other things, lower our delinquency rates to facilitate the securitization of our loans which purportedly allowed us to collect interest income from our securitized loans and inflate our financial results and market price of our common stock. The consolidated amended class action complaint seeks unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief. We filed a motion to dismiss this class action on October 21, 2004.

         On March 15, 2004, a shareholder derivative action was filed against us, as a nominal defendant, and our director and Chief Executive Officer, Anthony Santilli, our Chief Financial Officer, Albert Mandia, our directors, Messrs. Becker, DeLuca and Sussman, and our former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The lawsuit was brought nominally on behalf of the company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of the motion to dismiss the consolidated amended complaint filed in the putative consolidated securities class action.

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

         JOINT AGREEMENT WITH THE U.S. ATTORNEY'S OFFICE. On December 22, 2003, we entered into a Joint Agreement with the Civil Division of the U.S. Attorney's Office for the Eastern District of Pennsylvania which ended the inquiry by the U.S. Attorney initiated pursuant to the civil subpoena dated May 14, 2003. The U.S. Attorney's inquiry focused on our forbearance policies, primarily on our practice of requesting a borrower who entered into forbearance agreement to execute a deed in lieu of foreclosure. In response to the inquiry and as part of the Joint Agreement, we, among other things, adopted a revised forbearance policy, which became effective on November 19, 2003 and agreed to make an $80 thousand contribution to a housing counseling organization approved by the U.S. Department of Housing and Urban Development, of which $40 thousand was contributed with the balance being due in 2005. We do not believe that the Joint Agreement with the U.S. Attorney has had a significant impact on our operations. See "Legal Proceedings."

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

         REVENUE RECOGNITION. When we securitize loans, revenue recognition is highly dependent on the application of Statement of Financial Accounting Standards, referred to as SFAS in this document, No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," referred to as SFAS No. 140 in this document, and "gain-on-sale" accounting to our loan securitizations. While we completed no securitization in the three months ended September 30, 2004 and recorded minimal gains for the three months ended September 30, 2003, we believe the accounting estimates related to gain on sale are critical accounting estimates because more than 80% of the securitization gains in fiscal 2003 were based on estimates of the fair value of retained interests. Securitization gains represent the difference between the net proceeds to us, including retained interests in the securitization, and the allocated cost of loans securitized. The allocated cost of loans securitized is determined by allocating their net carrying value between the loans, the interest-only strips and the servicing rights we may retain based upon their relative fair values. Estimates of the fair values of the interest-only strips and the servicing rights we may retain are discussed below. The amount recognized as gain on sale for the retained interests we receive as proceeds in a securitization, in accordance with accounting principles generally accepted in the United States of America, is highly dependent on management's estimates.

         INTEREST-ONLY STRIPS. Interest-only strips, which represent the right to receive future cash flows from securitized loans, represented 41.4% of our total assets at September 30, 2004 and 44.0% of our total assets at June 30, 2004 and are carried at their fair values. Interest-only strips are initially recorded at their allocated cost basis at the time of recording a securitization gain and in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," referred to as SFAS No. 115 in this document, are then written up to their fair value through other comprehensive income, a component of stockholders' equity.

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

         During the first quarter of fiscal 2005, we recorded a pre-tax write up of $18.6 million on our interest-only strips. The $18.6 million write up was recorded as an increase to other comprehensive income, a component of stockholders' equity. This write up of interest-only strips resulted from a reduction to our assumptions for loan prepayments expected to occur beyond 18 months. Management believes that once we move beyond the low interest rate environment and the impact that environment has on loan prepayments, the long running and highly unfavorable prepayment experience over the last twelve quarters will leave us with securitized mortgage pools which will experience future prepayment speeds substantially lower than originally believed.

         During fiscal 2004, we recorded total pre-tax other than temporary valuation adjustments on our interest-only strips of $57.0 million, of which in accordance with EITF 99-20, $39.6 million was charged as expense to the income statement and $17.4 million was charged to other comprehensive income. The valuation adjustments primarily reflect the impact of higher than anticipated prepayments on securitized loans experienced during the fiscal year ended June 30, 2004 due to the continuing low interest rate environment. Additionally, on June 30, 2004, we wrote down the carrying value of our interest-only strips related to five of our mortgage securitization trusts by $4.1 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets is described in "-- Liquidity and Capital Resources." See "-- Securitizations" for more detail on the estimation of the fair value of interest-only strips and the sensitivities of these balances to changes in assumptions and the impact on our financial statements of changes in assumptions.

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

         SERVICING RIGHTS. Servicing rights, which represent the rights to receive contractual servicing fees from securitization trusts and ancillary fees from borrowers, net of adequate compensation that would be required by a substitute servicer, represented 6.2% of our total assets at September 30, 2004 and 7.1% of our total assets at June 30, 2004. Servicing rights are carried at the lower of cost or fair value. The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. We believe the accounting estimates used in determining the fair value of servicing rights are critical accounting estimates because the projected cash flows from servicing fees incorporate assumptions made by management, including prepayment rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. We monitor the current assumptions for prepayment rates against actual experience and other economic and market conditions and we adjust assumptions if deemed appropriate. Even a small unfavorable change in our assumptions, made as a result of unfavorable actual experience or other considerations could have a significant adverse impact on the value of these assets. In the event of an unfavorable change in these assumptions, the fair value of these assets would be overstated, requiring an adjustment, which would adversely affect our income in the period of adjustment.

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

         o Loan collateral - All loans we service are secured by real estate, with approximately 85% secured with first liens on residential property.
         o Individual loan size - The average loan size in our managed portfolio is $71 thousand. The managed portfolio is approximately $1.6 billion at September 30, 2004 with approximately 22 thousand loans. There are no significant defining groupings with respect to loan size. No loans are greater than $1.0 million, only $9.1 million of loans have principal balances greater than $500 thousand, and only $30.3 million of loans have principal balances greater than $350 thousand.
         o Geographic location of loans - The largest percentage of loans we service are geographically located in the mid-Atlantic and northeast sections of the United States.
         o Original loan term - Home equity loan terms are primarily 180, 240 or 360 months. Business purpose loan terms are primarily 120 or 180 months.

         If our quarterly analysis indicates the carrying value of servicing rights is not recoverable through future cash flows from contractual servicing and other ancillary fees, a valuation allowance or write down would be required. Our valuation analyses indicated that no adjustment was required in the quarter ended September 30, 2004 and $5.5 million was required in fiscal 2004. The fiscal 2004 valuation adjustment for impairment of servicing rights was due to higher than expected prepayment experience. Additionally, on June 30, 2004, we wrote down the carrying value of our servicing rights related to five of our mortgage securitization trusts by $1.3 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets is described in "-- Liquidity and Capital Resources." In accordance with SFAS No. 140, the write downs were recorded as a charge to the income statement. Impairment is measured as the excess of carrying value over fair value. See "-- Securitizations" for more detail on the estimation of the fair value of servicing rights and the sensitivities of these balances to changes in assumptions and the estimated impact on our financial statements of changes in assumptions.

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

         Our net deferred income tax increased from $59.1 million at June 30, 2004 to $66.2 million at September 30, 2004. For more detail on this net deferred income tax asset, see Note 10 of the September 30, 2004 Consolidated Financial Statements. This increase results primarily from recording $13.6 million of federal income tax benefits on our prior loss for the quarter ended September 30, 2004, partially offset by the deferred tax credit recorded on September 30, 2004 write-up of our interest-only strips. In fiscal 2004, we recorded $68.3 million of federal and state income tax benefits on our pre-tax loss for the fiscal year ended June 30, 2004. These federal and state income tax benefits will be realized against anticipated future years' state and federal taxable income. Factors we considered in determining that it is more likely than not we will realize this deferred tax asset included: (i) the circumstances producing the losses for the fourth quarter of fiscal 2003, the fiscal year ended June 30, 2004 and first quarter of fiscal 2005; (ii) our historical profitability prior to the fourth quarter of fiscal 2003; (iii) the anticipated impact that our adjusted business strategy will have on producing more currently taxable income than our previous business strategy produced due to higher loan originations and shifting from securitizations to whole loan sales; (iv) the achievability of anticipated levels of future taxable income under our adjusted business strategy; and (v) the likely utilization of our net operating loss carryforwards. Additionally, we consider tax-planning strategies we can use to increase the likelihood that the deferred income tax asset will be realized.

         Our adjusted business strategy will more likely than not produce the level of loan originations that we need to achieve taxable income. In the month of September 2004 under our adjusted business strategy, we originated $234.0 million of loans and management believes that amount would have been higher if not for the impact of hurricanes in some of the states in which we originate loans. Once our adjusted business strategy is fully implemented, we anticipate increasing our loan originations to approximately $400.0 million to $600.0 million per month, which will return us to profitable operations. We have significantly expanded our geographic reach and established a strong presence on the west coast in fiscal 2004, and are continuing to apply our adjusted business strategy, particularly as it relates to expanding our broker channel and offering adjustable rate mortgages, purchase money mortgages and more competitively priced fixed rate mortgages. Additionally, economic conditions are favorable for loan originations with growing GDP and employment, high real estate values and moderate increases in interest rates.

         In determining that it is more likely than not that we would realize our deferred tax asset, adequate funding and liquidity was assumed based on the current status of negotiations with credit facility providers. Credit facilities of at a minimum $530.0 million and a working capital line of $23.0 million were assumed. In addition to our existing $250.0 million credit facility which has two more years remaining on its term, on November 5, 2004, we closed a new credit facility totaling $100.0 million (which can be increased to $175.0 million from month four through month ten of the facility term at the sole discretion of the lender). As of November 12, 2004, we had a commitment letter for a new $150.0 million credit facility, a firm commitment for a new $30.0 million credit facility and a $23.0 million repurchase facility. These facilities are expected to close by November 30, 2004 bringing our total credit facilities to $530.0 million possibly growing to $605.0 million at the sole discretion of one of our lenders. The combination of existing financing and financing scheduled to close before November 30, 2004 provides adequate funding to determine that it is more likely than not that we will realize our deferred tax asset.

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

         DERIVATIVE FINANCIAL INSTRUMENTS. We utilize derivative financial instruments to manage the effect of changes in interest rates on the fair value of our loans between the date loans are originated at fixed interest rates and the date the terms and pricing for a whole loan sale are fixed or the date the fixed interest rate pass-through certificates to be issued by a securitization trust are priced. See "-- Quantitative and Qualitative Disclosures About Market Risk -- Strategies for Use of Derivative Financial Instruments" for more detail.

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

         DEVELOPMENT OF CRITICAL ACCOUNTING ESTIMATES. On a quarterly basis, senior management reviews the estimates used in our critical accounting policies. As a group, senior management discusses the development and selection of the assumptions used to perform its estimates described above. Management has discussed the development and selection of the estimates used in our critical accounting policies as of September 30, 2004 and June 30, 2004 with the Audit Committee of our Board of Directors. In addition, management has reviewed its disclosure of the estimates discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with the Audit Committee.

         IMPACT OF CHANGES IN CRITICAL ACCOUNTING ESTIMATES. For a description of the impact of changes in critical accounting estimates related to interest-only strips and servicing rights in the quarter ended September 30, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, see "-- Securitizations."

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

IMPACT OF CHANGES IN CRITICAL ACCOUNTING ESTIMATES IN PRIOR FISCAL YEARS

         During fiscal 2004 and fiscal 2003, we recorded valuation adjustments on our securitization assets of $63.8 million and $63.3 million, respectively. The breakout of the total pre-tax adjustments recorded in fiscal 2004 and fiscal 2003 between interest-only strips and servicing rights, and the amounts charged as expense to the income statement or to other comprehensive income were as follows (in thousands):

                                      YEAR ENDED JUNE 30, 2004                    YEAR ENDED JUNE 30, 2003
                               --------------------------------------      ----------------------------------------
                                            INCOME          OTHER                         INCOME          OTHER
                                 TOTAL     STATEMENT    COMPREHENSIVE        TOTAL       STATEMENT    COMPREHENSIVE
                               WRITE DOWN   IMPACT      INCOME IMPACT      WRITE DOWN     IMPACT      INCOME IMPACT
                               ----------  ---------    -------------      ----------    ---------    -------------
Interest-only strips.......... $  57,031   $  39,659     $   17,372         $  57,973    $  39,900     $   18,073
Servicing rights..............     6,791       6,791             --             5,282        5,282             --
                               ------------------------------------         -------------------------------------
Total securitization assets... $  63,822   $  46,450     $   17,372         $  63,255    $  45,182     $   18,073
                               ====================================         =====================================

         The amounts of the valuation adjustments recorded in fiscal 2004 and fiscal 2003 related to changes in critical accounting estimates are discussed below. See "- Application of Critical Accounting Estimates - Interest-Only Strips" and "- Application of Critical Accounting Estimates - Servicing Rights" for a discussion of how valuation adjustments are recorded.

         DISCOUNT RATES. The amounts of the valuation adjustments recorded in fiscal 2004 and fiscal 2003 related to changes in discount rates were as follows (in thousands):

                                       YEAR ENDED JUNE 30, 2004                    YEAR ENDED JUNE 30, 2003
                                ----------------------------------------   ----------------------------------------
                                              INCOME                                      INCOME
                                  TOTAL      STATEMENT        OTHER           TOTAL      STATEMENT        OTHER
                                  WRITE        WRITE      COMPREHENSIVE       WRITE        WRITE      COMPREHENSIVE
                                  DOWN/     DOWN/(WRITE   INCOME WRITE        DOWN/     DOWN/(WRITE   INCOME WRITE
RELATED TO DISCOUNT RATE       (WRITE UP)       UP)      DOWN/(WRITE UP)   (WRITE UP)       UP)      DOWN/(WRITE UP)
------------------------       ----------   -----------  ---------------   ----------   -----------  ---------------
Interest-only strips..........  $   (16)      $  (553)      $   537        $ (20,904)   $ (10,756)     $ (10,148)
Servicing rights..............       --            --            --           (7,118)      (7,118)            --
                                -----------------------------------        -------------------------------------
Total securitization assets...  $   (16)      $  (553)      $   537        $ (28,022)   $ (17,874)     $ (10,148)
                                ===================================        =====================================

         The valuation adjustment on interest-only strips for fiscal 2004 included the net impact of a December 31, 2003 reduction in the discount rate applied to value the residual cash flows from interest-only strips from 11% to 10%, and a subsequent increase in that discount rate at June 30, 2004 back to 11%. The discount rate was reduced to 10% on December 31, 2003 from 11% on September 30, 2003 and June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The increase in the discount rate to 11% at June 30, 2004 was made to reflect an increase in market interest rates that had occurred since the end of the March 2004 quarter. The December 31, 2003 reduction in the discount rate had a favorable impact of $8.4 million on that quarter's valuation adjustment. The June 30, 2004 increase in discount rate had an unfavorable impact of $8.4 million on that quarter's valuation adjustment. There was no change in the discount rate applied to value the cash flows from servicing rights.

         During fiscal 2003, we reduced the discount rates applied to value the residual cash flows from interest-only strips and the cash flows from servicing rights. The discount rates were reduced at June 30, 2003 primarily to reflect the impact of the sustained decline in market interest rates. The reductions in discount rates for fiscal 2003 are discussed in more detail below.

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

         PREPAYMENT RATES. From the second quarter of fiscal 2002 through the first quarter of fiscal 2005, we revised the prepayment rate assumptions used to value our securitization assets, thereby impacting the fair value of these assets. See "-- Securitizations" for discussion of the impacts of these revisions in prepayment rate assumptions.

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

         At September 30, 2004 and June 30, 2004, the mortgage securitization trusts held loans with an aggregate principal balance due of $1.6 billion and $1.9 billion as assets and owed $1.5 billion and $1.7 billion to third party investors, respectively. There were no revenues from the sale of loans to securitization trusts for the three months ended September 30, 2004. The revenues for the three months ended September 30, 2003 were $0.8 million. We have interest-only strips and servicing rights with fair values of $448.8 million and $66.7 million, respectively at September 30, 2004, which combined represent 48% of our total assets. Net cash flows received from interest-only strips and servicing rights were $35.7 million for the three months ended September 30, 2004 and $61.6 million for the three months ended September 30, 2003. These amounts are included in our operating cash flows.

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

         In a declining interest rate environment, such as experienced during fiscal 2003, securitization pass-through interest rates generally decline, which can lead to higher interest rate spreads. Increased interest rate spreads result in increases in the residual cash flow we expect to receive on securitized loans, the amount of cash we receive at the closing of a securitization from the sale of notional bonds or premiums on investor certificates and corresponding increases in the gains we recognize on the sale of loans in a securitization. In our fiscal 2003 securitizations, we experienced improved interest rate spreads. However, in a rising interest rate environment and under our business strategy we would expect our ability to originate loans at interest rates that will maintain our most recent level of securitization gain profitability to become more difficult than during a stable or falling interest rate environment. No assurances can be made that market interest rates will remain at current levels or that we can complete securitizations in the future. We would seek to address the challenge presented by a rising interest rate environment by carefully monitoring our product pricing, the actions of our competition, market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible. See "-- Quantitative and Qualitative Disclosures About Market Risk -- Strategies for Use of Derivative Financial Instruments" for a discussion of our hedging strategies.

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

         Declining interest rates and resulting high prepayment rates over the last twelve quarters have required revisions to our estimates of the value of our securitization assets. Beginning in the second quarter of fiscal 2002 and on a quarterly basis thereafter, our prepayment rates, as well as those throughout the mortgage industry, remained at higher than expected levels due to continuing low interest rates during this period. As a result, over the last twelve quarters we have recorded cumulative pre-tax write downs to our interest-only strips in the aggregate amount of $140.4 million and pre-tax adjustments to the value of servicing rights of $12.1 million, for total adjustments of $152.5 million, mainly due to the higher than expected prepayment experience. On June 30, 2004, we wrote down the carrying value of our interest-only strips and servicing rights related to five of our mortgage securitization trusts by $5.4 million to reflect their values under the terms of a September 27, 2004 sale agreement. The sale of these assets is described in "-- Liquidity and Capital Resources." The following table summarizes the net cumulative write downs recorded on our securitization assets over the last twelve quarters (in thousands):

                                               TOTAL             INCOME               OTHER
                                            WRITE DOWN          STATEMENT         COMPREHENSIVE
                                            (WRITE UP)           IMPACT           INCOME IMPACT
                                            ----------          ---------         -------------
PRE-TAX ADJUSTMENT RESULTING FROM:
Prepayments..............................    $ 177,396          $ 128,697            $ 48,699
Discount rate............................      (30,305)           (18,427)            (11,878)
Loss on sale.............................        5,452              3,446               2,006
                                             ---------          ---------            --------
Net cumulative write down................    $ 152,543          $ 113,716            $ 38,827
                                             =========          =========            ========

         See "- Application of Critical Accounting Estimates - Interest-Only Strips" for a discussion of how valuation adjustments are recorded in the income statement or other comprehensive income.

         During the quarter ended September 30, 2004, we recorded a pre-tax write up of $18.6 million on our interest-only strips. The $18.6 million write up was recorded as an increase to other comprehensive income, a component of stockholders' equity. This write up in the value of our interest-only strips resulted from a reduction to our assumptions for loan prepayments expected to occur beyond 18 months. Management believes that once we move beyond the low interest rate environment and the impact that environment has on loan prepayments, the long running and highly unfavorable prepayment experience over the last twelve quarters will leave us with securitized mortgage pools which will experience future prepayment speeds substantially lower than originally believed. No adjustments were recorded to our servicing rights at September 30, 2004.

         The breakout of the total securitization assets adjustments recorded in fiscal 2004 and 2003 between interest-only strips and servicing rights was as follows (in thousands):

                                       YEAR ENDED JUNE 30, 2004                    YEAR ENDED JUNE 30, 2003
                               --------------------------------------      ----------------------------------------
                                            INCOME          OTHER                         INCOME          OTHER
                                 TOTAL     STATEMENT    COMPREHENSIVE        TOTAL       STATEMENT    COMPREHENSIVE
                               WRITE DOWN   IMPACT      INCOME IMPACT      WRITE DOWN     IMPACT      INCOME IMPACT
                               ----------  ---------    -------------      ----------    ---------    -------------
Interest-only strips..........  $ 57,031   $ 39,659       $ 17,372          $ 57,973      $ 39,900      $ 18,073
Servicing rights..............     6,791      6,791             --             5,282         5,282            --
                                ----------------------------------          ------------------------------------
Total securitization assets...  $ 63,822   $ 46,450       $ 17,372          $ 63,255      $ 45,182      $ 18,073
                                ==================================          ====================================

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

         The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels difficult. We assumed for each quarter end valuation that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. This assumption was supported by published data. Consistent with this view that interest rates would rise, we had utilized derivative financial instruments to manage interest rate risk exposure on our loan production and loan pipeline to protect the fair value of these fixed rate items against potential increases in market interest rates. We believe that once we are beyond the low interest rate environment and its impact on prepayments, the long recurring and highly unfavorable prepayment experience over the last eleven quarters will subside. Also, the rate of increase in home values has slowed considerably, which we expect will mean that fewer borrowers will have excess value in their homes to access. The Mortgage Bankers Association of America has forecast as of September 17, 2004 that mortgage refinancings as a percentage share of total mortgage originations will decline from 49% in the second quarter of calendar 2004 to 24% in the second quarter of calendar 2005. The Mortgage Bankers Association of America has also projected in its September 2004 economic forecast that the 10-year treasury rate (which generally affects mortgage rates) will increase steadily each quarter in their forecast. As a result of our analysis of these factors, we believe prepayments will continue to remain at higher than normal levels for the near term before declining to historical prepayment levels and then further declining in the future. See the table "-- Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience at September 30, 2004" for our current prepayment assumptions. See "-- Prepayment Rates" for more detail regarding prepayment assumptions. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets.

         The following tables detail the net pre-tax write-up of the interest-only strips for the first quarter of fiscal 2005 and the net pre-tax write downs of the securitization assets by quarter for fiscal years 2004, 2003 and 2002 and detail the impact to the income statement and to other comprehensive income in accordance with the provisions of SFAS No. 115 and EITF 99-20 as they relate to interest-only strips and SFAS No. 140 as it relates to servicing rights (in thousands):

FISCAL YEAR 2005:

                                                                 INCOME              OTHER
                                              TOTAL             STATEMENT         COMPREHENSIVE
           QUARTER ENDED                    (WRITE UP)           IMPACT           INCOME IMPACT
-----------------------------------------   ---------           ---------         -------------
September 30, 2004.......................   $ (18,614)          $      29           $  (18,643)


FISCAL YEAR 2004:
                                                                 INCOME               OTHER
                                               TOTAL            STATEMENT         COMPREHENSIVE
           QUARTER ENDED                    WRITE DOWN           IMPACT           INCOME IMPACT
-----------------------------------------   ----------          ---------         ------------
September 30, 2003.......................   $  16,658           $  10,795           $    5,863
December 31, 2003........................      14,724              11,968                2,756
March 31, 2004...........................      23,191              15,085                8,106
June 30, 2004............................       9,249               8,602                  647
                                            ---------           ---------           ----------
Total Fiscal 2004........................   $  63,822           $  46,450           $   17,372
                                            =========           =========           ==========

FISCAL YEAR 2003:

                                                                 INCOME               OTHER
                                               TOTAL            STATEMENT         COMPREHENSIVE
           QUARTER ENDED                    WRITE DOWN           IMPACT           INCOME IMPACT
-----------------------------------------   ----------          ---------         ------------
September 30, 2002.......................   $  16,739           $  12,078           $    4,661
December 31, 2002........................      16,346              10,568                5,778
March 31, 2003...........................      16,877              10,657                6,220
June 30, 2003............................      13,293              11,879                1,414
                                            ---------           ---------           ----------
Total Fiscal 2003........................   $  63,255           $  45,182           $   18,073
                                            =========           =========           ==========

FISCAL YEAR 2002:

                                                                 INCOME               OTHER
                                               TOTAL            STATEMENT         COMPREHENSIVE
           QUARTER ENDED                    WRITE DOWN           IMPACT           INCOME IMPACT
-----------------------------------------   ----------          ---------         ------------
December 31, 2001........................   $  11,322           $   4,462           $    6,860
March 31, 2002...........................      15,513               8,691                6,822
June 30, 2002............................      17,244               8,900                8,344
                                            ---------           ---------           ----------
Total Fiscal 2002........................   $  44,079           $  22,053           $   22,026
                                            =========           =========           ==========

Note: The impacts of prepayments on our securitization assets in the quarter ended September 30, 2001 were not significant.

         The following table summarizes the volume of loan securitizations and whole loan sales for the three months ended September 30, 2004 and 2003 (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  --------------------------
SECURITIZATIONS:                                     2004            2003
                                                  ---------       ----------
Business loans..................................  $      --       $    1,207
Home equity loans...............................         --            4,245
                                                  ---------       ----------
Total...........................................  $      --       $    5,452 (a)
                                                  =========      ===========
Gain on sale of loans through securitization....  $      --       $      799
Securitization gains as a percentage of total
  revenue.......................................         --              4.0%
(a) - These loans were sold into an off-balance sheet mortgage conduit facility prior to its expiration on July 15, 2003.

WHOLE LOAN SALES:
Whole loan sales................................  $ 602,222       $  270,979
Premiums on whole loan sales....................  $   6,119       $    2,921

         As demonstrated in the fourth quarter of fiscal 2003 and the fiscal year ended June 30, 2004, our quarterly revenues and net income will fluctuate in the future principally as a result of the timing, size and profitability of our securitizations. The business strategy of selling loans through whole loan sales and securitizations requires building an inventory of loans over time, during which time we incur costs and expenses. Since a gain on sale is not recognized until a whole loan sale is settled or securitization is closed, which may not occur until a subsequent quarter, operating results for a given quarter can fluctuate significantly. If whole loan sales or securitizations do not close when expected, we could experience a material adverse effect on our results of operations for a quarter. See "-- Liquidity and Capital Resources" for a discussion of the impact of whole loan sales and securitizations on our cash flow.

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

         INTEREST-ONLY STRIPS. As the holder of interest-only strips, we are entitled to receive excess (or residual) cash flows and cash flows from the release of overcollateralization. These cash flows are the difference between the payments made by the borrowers on securitized loans and the sum of the scheduled and prepaid principal and pass-through interest paid to trust investors, servicing fees, trustee fees and, if applicable, surety bond fees. In most of our securitizations, surety bond fees are paid to an unrelated insurance entity to provide credit enhancement for the trust investors. The use of bond insurers and our relationships with them impact the gain on sale of loans from securitizations and the amount of residual cash flows we receive from our securitization trusts. The forms of credit enhancement in our securitizations are described below.

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

         The fair value of our interest-only strips is a combination of the fair values of our residual cash flows and our overcollateralization cash flows. At September 30, 2004, investments in interest-only strips totaled $448.8 million, including the fair value of overcollateralization related cash flows of $202.2 million.

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

         At September 30, 2004, one of our twenty mortgage securitization trusts were under a triggering event as a result of delinquencies exceeding specified levels. There were no securitization trusts exceeding specified loss levels at September 30, 2004. At June 30, 2004, four of our mortgage securitization trusts were under a triggering event. Approximately $5.0 million of excess overcollateralization is being held by the trust as of September 30, 2004. For the three months ended September 30, 2004, we repurchased delinquent loans with an aggregate unpaid principal balance of $2.7 million from securitization trusts primarily for trigger management. We cannot predict when the trust currently exceeding triggers will be below trigger limits and release the excess overcollateralization. In order for the trust to release the excess overcollateralization, delinquent loans would need to decline, or we would need to repurchase delinquent loans of up to $4.8 million as of September 30, 2004. If delinquencies increase and we cannot cure the delinquency or liquidate the loans in the mortgage securitization trust without exceeding loss triggers, the levels of repurchases required to manage triggers may increase. Our ability to continue to manage triggers in our securitization trusts in the future is affected by our availability of cash from operations or through the sale of subordinated debentures to fund these repurchases. Additionally, our repurchase activity increases prepayments, which may result in unfavorable prepayment experience. See "-- Prepayment Rates" for more detail regarding prepayment assumptions. See "-- Securitizations" for more detail of the effect prepayments have on our financial statements. Also see "Total Portfolio Quality -- Delinquent Loans and Leases" for further discussion of the impact of delinquencies.

         The following table presents the securitization trust under a triggering event at September 30, 2004, its related specified limit on delinquencies, actual delinquencies at September 30, 2004, the related amounts of actual excess overcollateralization and the maximum target amounts of excess overcollateralization. The amount by which the maximum target amounts of excess overcollateralization exceeds current excess overcollateralization amounts will be withheld by the trust from future residual cash flows, as long as the actual delinquency levels continue to exceed the specified limit, until the maximum amount is reached.

            SUMMARY OF SECURITIZATION TRUSTS UNDER TRIGGERING EVENTS
                             (dollars in thousands)

                                                        ACTUAL SEPTEMBER 30, 2004
                                                              DELINQUENCIES              ACTUAL
                                                       ---------------------------    SEPTEMBER 30,
                                           SPECIFIED                AMOUNT ABOVE          2004            MAXIMUM TARGET
  SECURITIZATION                            TRIGGER                SPECIFIED LIMIT    EXCESS OVER-         EXCESS OVER-
      TRUST           TRIGGER EXCEEDED       LIMIT         %            (A)         COLLATERALIZATION   COLLATERALIZATION
  --------------      ----------------     ---------   --------    ---------------  -----------------   -----------------
      2001-4        Rolling 3 month 90+
                    day delinquency rate    12.50%      13.21%        $4,835             $4,992              $4,992 (b)

---------------
(a) In order for this trust to release the excess overcollateralization, delinquent loans would need to decline, or we would need to repurchase delinquent loans of up to $4.8 million as of September 30, 2004.

(b) Residual cash flows will be retained by the securitization trust until this maximum is reached or the actual delinquency level returns to the specified limit.

         The following table summarizes the principal balances of loans and REO we have repurchased from the mortgage loan securitization trusts, the valuation adjustments recorded through the provision for loan losses for loans repurchased and the REO writedown recorded through general and administrative expense for REO repurchased during the quarter ended September 30, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002. We received $1.8 million, $40.9 million, $37.6 million and $19.2 million of proceeds from the liquidation of repurchased loans and REO for the quarter ended September 30, 2004, and for the fiscal years 2004, 2003 and 2002, respectively. We carried as assets on our balance sheet, repurchased loans and REO in the amounts of $5.9 million, $5.2 million and $9.2 million at September 30, 2004, and June 30, 2004 and 2003 respectively. All loans and REO were repurchased at the contractual outstanding balances at the time of repurchase and are carried at the lower of their cost basis or fair value. Because the contractual outstanding balance is typically greater than the fair value, we generally incur a loss on these repurchases. Mortgage loan securitization trusts are listed only if repurchases have occurred.

  SUMMARY OF LOANS AND REO REPURCHASED FROM MORTGAGE LOAN SECURITIZATION TRUSTS
                             (DOLLARS IN THOUSANDS)

                                           2001-3      2000-2      1998-3      1997(C)       TOTAL
                                           ------      ------      ------      -------      -------
THREE MONTHS ENDED SEPTEMBER 30,
2004:
 Repurchases by original loan type:
   Business purpose loans..............   $ 1,127      $   --      $   --      $   875      $ 2,002
   Home equity loans...................       464          34          45          158          701
                                          -------      ------      ------      -------      -------
     Total.............................   $ 1,591      $   34      $   45      $ 1,033      $ 2,703
                                          =======      ======      ======      =======      =======
   % of Original balance of
     loans securitized.................      0.53%       0.01%       0.02%        0.59%
   Number of loans and REO
     repurchased.......................        10           1           1            8           20

 Repurchases by loan or REO:
   Loans repurchased...................   $ 1,591      $   34      $   45      $   937      $ 2,607
   REO repurchased.....................        --          --          --           96           96
                                          -------      ------      ------      -------      -------
     Total.............................   $ 1,591      $   34      $   45      $ 1,033      $ 2,703
                                          =======      ======      ======      =======      =======
 Valuation adjustment at
 repurchase:
   Loans repurchased (a)...............   $   304      $   --      $   13      $   281      $   598
   REO repurchased (b).................        --          --          --           --           --
                                          -------      ------      ------      -------      -------
     Total.............................   $   304      $   --      $   13      $   281      $   598
                                          =======      ======      ======      =======      =======

--------------
(a) The valuation adjustment for loans repurchased is recorded through the provision for loan losses.
(b) The valuation adjustment for REO repurchased is recorded through general and administrative expense.

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
-------------------------
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
--------------------------
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
--------------------------
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
                                      =======  =======   =======   =======   =======   =======   =======  =======  =======  =======

----------
(a) The valuation adjustment for loans repurchased is recorded through the provision for loan losses.
(b) The valuation adjustment for REO repurchased is recorded through general and administrative expense.

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
--------------------------
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
                                       =======  =======   =======   =======   =======   =======   =======  =======  =======  =======

YEAR  ENDED JUNE 30, 2003:
--------------------------
 Repurchases by original loan type:
   Business loans....................  $ 2,138  $ 1,977   $ 1,199   $    72   $ 1,455   $   205   $   395  $   744  $   451  $16,252
   Home equity loans.................    3,697    3,140     4,432       549     3,211     1,386       610      381      355   38,775
                                       -------  -------   -------   -------   -------   -------   -------  -------  -------  -------
     Total...........................  $ 5,835  $ 5,117   $ 5,631   $   621   $ 4,666   $ 1,591   $ 1,005  $ 1,125  $   806  $55,027
                                       =======  =======   =======   =======   =======   =======   =======  =======  =======  =======
% of Original Balance of Loans
     Securitized.....................     2.63%    2.33%     3.04%     0.78%     2.33%     1.33%     0.96%    0.64%    1.30%
   Number of loans and REO
     repurchased.....................       83       59        60         7        60        23        13       16       13      637
 Repurchases by loan or REO:
   Loans repurchased.................  $ 1,692  $ 2,263   $ 3,484   $   309   $ 2,553   $   686   $   598  $   817  $   513  $23,809
   REO repurchased...................    4,143    2,854     2,147       312     2,113       905       407      308      293   31,218
                                       -------  -------   -------   -------   -------   -------   -------  -------  -------  -------
     Total...........................  $ 5,835  $ 5,117   $ 5,631   $   621   $ 4,666   $ 1,591   $ 1,005  $ 1,125  $   806  $55,027
                                       =======  =======   =======   =======   =======   =======   =======  =======  =======  =======
 Valuation adjustment at repurchase:
   Loans repurchased (a).............  $   385  $   336   $   797   $    62   $   503   $   144   $    22  $   160  $   157  $ 5,013
   REO repurchased (b)...............    1,674      739       375        54       344        87        97       69       69    9,221
                                       -------  -------   -------   -------   -------   -------   -------  -------  -------  -------
     Total...........................  $ 2,059  $ 1,075   $ 1,172   $   116   $   847   $   231   $   119  $   229  $   226  $14,234
                                       =======  =======   =======   =======   =======   =======   =======  =======  =======  =======

YEAR  ENDED JUNE 30, 2002:
--------------------------
 Repurchases by original loan type:
   Business loans....................  $ 1,006  $   341   $   438   $   632   $   260   $   516   $ 1,266  $ 1,912  $   104  $ 6,669
   Home equity loans.................    3,249    2,688     2,419     4,649     5,575     1,548     1,770      462      183   23,571
                                       -------  -------   -------   -------   -------   -------   -------  -------  -------  -------
     Total...........................  $ 4,255  $ 3,029   $ 2,857   $ 5,281   $ 5,835   $ 2,064   $ 3,036  $ 2,374  $   287  $30,240
                                       =======  =======   =======   =======   =======   =======   =======  =======  =======  =======
% of Original Balance of Loans
   Securitized.......................     1.92%    1.38%     1.54%     6.60%     2.92%     1.72%     2.89%    1.36%    0.46%
   Number of loans and REO
     repurchased.....................       47       31        33        58        61        24        37       26        4      341
 Repurchases by loan or REO:
   Loans repurchased.................  $ 1,221    1,375     1,437     2,535     2,702       818     1,611    1,641       --   13,652
   REO repurchased...................    3,034    1,654     1,420     2,746     3,133     1,246     1,425      733      287   16,588
                                       -------  -------   -------   -------   -------   -------   -------  -------  -------  -------
     Total...........................  $ 4,255  $ 3,029   $ 2,857   $ 5,281   $ 5,835   $ 2,064   $ 3,036  $ 2,374  $   287  $30,240
                                       =======  =======   =======   =======   =======   =======   =======  =======  =======  =======
 Valuation adjustment at repurchase:
   Loans repurchased (a).............  $   235  $   132   $   222   $   528   $   557   $   149   $   747  $   244  $    --  $ 3,012
   REO repurchased (b)...............      899      508       606       851       633       370       490      426      110    5,352
                                       -------  -------   -------   -------   -------   -------   -------  -------  -------  -------
     Total...........................  $ 1,134  $   640   $   828   $ 1,379   $ 1,190   $   519   $ 1,237  $   670  $   110  $ 8,364
                                       =======  =======   =======   =======   =======   =======   =======  =======  =======  =======

------------
(a) The valuation adjustment for loans repurchased is recorded through the provision for loan losses.
(b) The valuation adjustment for REO repurchased is recorded through general and administrative expense.
(c) Amounts represent combined repurchases and percentages for two 1997 securitization pools and two 1996 securitization pools.

         REPURCHASE RIGHTS. SFAS No. 140 was effective on a prospective basis for transfers of financial assets occurring after March 31, 2001. For securitizations recorded under SFAS No. 140 which have removal of accounts provisions providing us with a contractual right to repurchase delinquent loans, SFAS No. 140 requires that we recognize the loans which are subject to these rights as assets on our balance sheet and record a liability to reflect the repurchase cost. SFAS No. 140 requires this accounting treatment because the default by the borrower has given us effective control over the loan whether or not we actually repurchase these loans. We do not record a loss on our retained interests or on the loans that have been re-recognized under removal of accounts provisions of SFAS No. 140. We do record a loss and an allowance for loan losses at the time we exercise our contractual rights to repurchase these loans. For securitization trusts 2001-2 through 2003-2, to which this rule applies, we have the contractual right to repurchase a limited amount of loans greater than 180 days past due, but no obligation to do so. As delinquent loans in securitization trusts 2001-2 through 2003-2 age greater than 180 days past due, we record an asset reflecting the estimated fair value of the loans and a liability to reflect the repurchase cost. In accordance with the provisions of SFAS No. 140, we have recorded on our September 30, 2004 balance sheet an asset of $40.7 million and a liability of $47.9 million for delinquent loans subject to the removal of accounts provisions under securitization trusts 2001-2 through 2003-2.

         For securitization trusts 1998-3 through 2001-1, we also have rights to repurchase a limited amount of delinquent loans, but are not obligated to do so. No liabilities or assets have been recorded on our balance sheet related to these rights.

         We have not changed the accounting for our retained interests related to any loans we re-recognize under SFAS No. 140 removal of accounts provision.

         The following table summarizes the amount of delinquent loans in securitization trusts, which we have the right, but not obligation, to repurchase as of September 30, 2004 (in thousands):

   REPURCHASE RIGHTS NOT REQUIRED TO BE                 REPURCHASE RIGHTS ACCOUNTED FOR
       ACCOUNTED FOR UNDER SFAS 140                           UNDER SFAS 140 (B)
-----------------------------------------            -------------------------------------
                                AMOUNT OF                                        AMOUNT OF
TRUST                             LOANS              TRUST                         LOANS
-----                           ---------            -----                       ---------
1998 (a)                          $2,579             2001-2                        $2,125
1999-1                             3,133             2001-3                         1,485
1999-2                             3,073             2001-4                         6,320
1999-3                             4,013             2002-1                         6,400
1999-4                             4,061             2002-2                         7,600
2000-1                             1,458             2002-3                         7,400
2000-2                             4,232             2002-4                         7,600
2000-3                            10,104             2003-1                         6,526
2000-4                             7,713             2003-2                         2,469
                                                                                  -------
2001-1                             7,240                 Sub-total                $47,925
                                 -------                                          -------
    Sub-total                    $47,606
                                 -------
                                                         Total                    $95,531
                                                                                  =======

-----------
(a) Amounts represent combined repurchase rights for two 1998 securitization pools.
(b) The liability for loans subject to repurchase rights under SFAS No. 140 of $47.9 million is recorded on our balance sheet.

         MORTGAGE LOAN SECURITIZATION TRUST INFORMATION. The following tables provide information regarding the nature and principal balances of mortgage loans securitized in each trust, the securities issued by each trust, and the overcollateralization requirements of each trust.

       SUMMARY OF SELECTED MORTGAGE LOAN SECURITIZATION TRUST INFORMATION
                    CURRENT BALANCES AS OF SEPTEMBER 30, 2004
                              (dollars in millions)

                                                 2003-2     2003-1      2002-4      2002-3      2002-2     2002-1      2001-4
                                                 ------     ------      ------      ------      ------     ------      ------
ORIGINAL BALANCE OF LOANS SECURITIZED:
--------------------------------------
   Business loans.............................  $    27    $    33     $    30     $    34     $    34    $    32     $    29
   Home equity loans..........................      146        417         350         336         346        288         287
                                                -------    -------     -------     -------     -------    -------     -------
     Total....................................  $   173    $   450     $   380     $   370     $   380    $   320     $   316
                                                =======    =======     =======     =======     =======    =======     =======

CURRENT BALANCE OF LOANS SECURITIZED:
-------------------------------------
   Business loans.............................  $    21    $    22     $    22     $    22     $    20    $    17     $    16
   Home equity loans..........................      100        200         151         129         121         90          80
                                                -------    -------     -------     -------     -------    -------     -------
     Total....................................  $   121    $   222     $   173     $   151     $   141    $   107     $    96
                                                =======    =======     =======     =======     =======    =======     =======

WEIGHTED-AVERAGE INTEREST RATE ON LOANS
---------------------------------------
SECURITIZED:
------------
   Business loans.............................    15.66%     15.94%      16.04%      15.94%      15.97%     15.89%      15.77%
   Home equity loans..........................     8.80%      9.70%      10.54%      10.88%      10.90%     10.92%      10.74%
     Total....................................    10.00%     10.32%      11.23%      11.63%      11.61%     11.69%      11.58%


Percentage of first mortgage loans............       88%        87%         87%         88%         89%        91%         90%
Weighted-average loan-to-value................       76%        76%         76%         77%         76%        75%         76%
Weighted-average remaining term (months) on
   loans securitized..........................      261        246         236         231         217        211         208

Original balance of Trust Certificates........  $   173    $   450     $   376     $   370     $   380    $   320     $   322
Current balance of Trust Certificates.........  $   115    $   198     $   152     $   138     $   128    $    97     $    83
Weighted-average pass-through interest rate
   to Trust Certificate holders(a)............     3.81%      6.09%       6.73%       7.63%       8.31%      6.09%       5.35%
Highest Trust Certificate pass-through
interest rate.................................     8.00%      3.78%       8.61%       6.86%       7.39%      6.51%       5.35%

OVERCOLLATERALIZATION REQUIREMENTS(D):
REQUIRED PERCENTAGES:
   Initial....................................       --         --        1.00%         --          --         --          --
   Final target...............................     4.10%      5.50%       5.75%       3.50%       3.50%      4.50%       4.25%
   Stepdown overcollateralization.............     8.20%     11.00%      11.50%       7.00%       7.00%      9.00%       8.50%
REQUIRED DOLLAR AMOUNTS:
Initial.......................................   $   --    $    --     $    --      $   --      $   --     $   --      $   --
Final target..................................   $    7    $    25     $    22      $   13      $   13     $   14      $   13

CURRENT STATUS:
   Overcollateralization amount...............   $    6    $    24     $    22      $   13      $   13     $   10      $   14
   Final target reached or anticipated date
    to reach..................................   1/2005    12/2004         Yes         Yes         Yes        Yes         Yes
   Stepdown reached or anticipated date to
    reach.....................................  11/2006     4/2006      1/2006     10/2005      7/2005    10/2004      Yes(c)

ANNUAL SURETY FEE(D) .........................     0.50%      0.20%         (b)         (b)         (b)      0.21%       0.20%

SERVICING RIGHTS:
   Original balance...........................   $   --    $    16     $    14      $   13      $   15     $   13      $   13
   Current balance............................   $   --    $     9     $     7      $    6      $    7     $    5      $    5

--------------
(a) Rates for securitizations 2002-1 and forward include rates on notional bonds, or the impact of premiums to loan collateral received on trust certificates, included in securitization structure. The sale of notional bonds allows us to receive more cash at the closing of a securitization.
(b) Credit enhancement was provided through a senior / subordinate certificate structure. (c) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "-- Trigger Management" for further detail.
(d) See "- Interest-Only Strips" for a discussion of credit enhancements in our securitizations and "- Overcollateralization Requirements" for further detail on overcollateralization.

                    CURRENT BALANCES AS OF SEPTEMBER 30, 2004
                              (dollars in millions)

                                                  2001-3    2001-2      2001-1      2000-4      2000-3     2000-2      2000-1
                                                 ------     ------      ------      ------      ------     ------      ------

ORIGINAL BALANCE OF LOANS SECURITIZED:
--------------------------------------
   Business loans.............................   $   31    $    35     $    29     $    27     $   16      $   28      $   25
   Home equity loans..........................      269        320         246         248        134         275         212
                                                 ------    -------     -------     -------     ------      ------      ------
     Total....................................   $  300    $   355     $   275     $   275     $  150      $  303      $  237
                                                 ======    =======     =======     =======     ======      ======      ======

CURRENT BALANCE OF LOANS SECURITIZED:
-------------------------------------
   Business loans.............................   $   15    $    17     $    11     $     8     $    4      $    9      $    8
   Home equity loans..........................       69         71          49          49         24          52          36
                                                 ------    -------     -------     -------     ------      ------      ------
     Total....................................   $   84    $    88     $    60     $    57     $   28      $   61      $   44

WEIGHTED-AVERAGE INTEREST RATE ON LOANS
SECURITIZED:
---------------------------------------
   Business loans.............................    15.89%     16.06%      16.01%      16.07%     16.17%      16.00%      16.16%
   Home equity loans..........................    11.13%     11.27%      11.48%      11.61%     11.50%      11.44%      11.41%
     Total....................................    11.97%     12.21%      12.31%      12.22%     12.21%      12.11%      12.23%

Percentage of first mortgage loans............       90%        90%         89%         88%        91%         85%         81%
Weighted-average loan-to-value................       75%        75%         74%         75%        76%         76%         75%
Weighted-average remaining term (months)
 on loans securitized.........................      204        197         198         188        184         195         180

Original balance of Trust Certificates........   $  306    $   355     $   275     $   275     $  150      $  300      $  235

Current balance of Trust Certificates.........   $   82    $    79     $    55     $    52     $   26      $   54      $   38

Weighted-average pass-through interest rate to
   Trust Certificate holders .................     5.76%      6.51%       6.28%       7.05%      7.61%       7.14%       7.15%
Highest Trust Certificate pass-through
 interest rate................................     6.17%      6.99%       6.28%       7.05%      7.61%       8.04%       7.93%


OVERCOLLATERALIZATION REQUIREMENTS(B):
REQUIRED PERCENTAGES:
--------------------------------------
   Initial....................................       --         --          --          --         --        0.90%       0.75%
   Final target...............................     4.00%      4.40%       4.10%       4.50%      4.75%       5.95%       5.95%
   Stepdown overcollateralization.............     8.00%      8.80%       8.20%       9.00%      9.50%      11.90%      11.90%
REQUIRED DOLLAR AMOUNTS:
   Initial....................................       --         --          --          --         --      $    3      $    2
   Final target...............................   $   12    $    16     $    11     $    12     $    7      $   18      $   14

CURRENT STATUS:
   Overcollateralization amount...............   $    8    $    8      $     5     $     5     $    3      $    7      $    5

   Final target reached or anticipated date to
    reach......................................     Yes        Yes         Yes         Yes        Yes         Yes         Yes
   Stepdown reached or anticipated date
     to reach ................................   Yes(a)        Yes         Yes         Yes        Yes         Yes         Yes

ANNUAL SURETY FEE(B) .........................     0.20%      0.20%       0.20%       0.21%      0.21%       0.21%       0.19%

SERVICING RIGHTS:
-----------------
   Original balance...........................   $   12    $    15     $    11     $    14     $    7      $   14      $   10

   Current balance............................   $    5    $     5     $     3     $     4     $    1      $    3      $    2

---------
(a) Although the final target has been reached, this trust is exceeding delinquency limits, and the trust is retaining additional overcollateralization. We cannot predict when normal residual cash flow will resume. See "-- Trigger Management" for further detail.
(b) See "- Interest-Only Strips" for a discussion of credit enhancements in our securitizations and "- Overcollateralization Requirements" for further detail on overcollateralization.

                    CURRENT BALANCES AS OF SEPTEMBER 30, 2004
                              (dollars in millions)

                                                          1999-4      1999-3      1999-2      1999-1    1998(a)
                                                          ------      ------      ------      ------    ------
ORIGINAL BALANCE OF LOANS SECURITIZED:
--------------------------------------
   Business loans..................................       $   25      $   28      $   30      $   16    $   26
   Home equity loans...............................          197         194         190         169       254
                                                          ------      ------      ------      ------    ------
   Total...........................................       $  222      $  222      $  220      $  185    $  280
                                                          ======      ======      ======      ======    ======
CURRENT BALANCE OF LOANS SECURITIZED:
   Business loans..................................       $    8      $    7      $    6      $    4    $    4

   Home equity loans...............................           37          38          38          31        34
                                                          ------      ------      ------      ------    ------
   Total...........................................       $   45      $   45      $   44      $   35    $   38
                                                          ======      ======      ======      ======    ======

WEIGHTED-AVERAGE INTEREST RATE ON LOANS
SECURITIZED:
---------------------------------------
   Business loans..................................        16.08%      15.88%      15.70%      15.95%    15.70%
   Home equity loans...............................        11.01%      10.81%      10.50%      10.66%    10.70%
   Total...........................................           85%      11.61%      11.22%      11.27%    11.26%

Percentage of first mortgage loans.................           86%         87%         89%         93%       90%
Weighted-average loan-to-value.....................           75%         76%         76%         77%       76%
Weighted-average remaining term (months) on
 loans securitized.................................          178         183         189         185       187


Original balance of Trust Certificates.............       $  220      $  219      $  219      $  184    $  498
Current balance of Trust Certificates..............       $   40      $   40      $  39       $   31    $   35

Weighted-average pass-through interest rate to
 Trust Certificate holders.........................         7.16%       6.96%       6.78%       6.56%     6.06%

Highest Trust Certificate pass-through interest
  rate ............................................         7.68%       7.49%       7.13%       6.58%     6.35%

OVERCOLLATERALIZATION REQUIREMENTS(B):
REQUIRED PERCENTAGES:
---------------------------------------
   Initial.........................................         1.00%       1.00%       0.50%       0.50%     1.50%
   Final target....................................         5.50%       5.00%       5.00%       5.00%     5.10%
   Stepdown overcollateralization..................        11.00%      10.00%      10.00%      10.00%    10.21%
REQUIRED DOLLAR AMOUNTS:
     Initial.......................................       $    2      $    2      $    1      $    1    $    7
     Final target..................................       $   12      $   11      $   11      $    9    $   26
CURRENT STATUS:
    Overcollateralization amount...................       $    5      $    4      $    4      $    3    $    4
    Final target reached or anticipated date to
       reach ......................................          Yes         Yes         Yes         Yes       Yes
    Stepdown reached or anticipated date to reach..          Yes         Yes         Yes         Yes       Yes

ANNUAL SURETY FEE  (B).............................        .0.21%       0.21%       0.19%       0.19%     0.20%

SERVICING RIGHTS:
-----------------
   Original balance................................       $   10      $   10      $   10      $    8    $   18

   Current balance.................................       $    2      $    2      $    2      $    1    $    1


(a) Amounts represent combined balances and weighted-average percentages for two 1998 securitization pools.

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

         At September 30, 2004, we applied a discount rate of 11% to the estimated residual cash flows. From June 30, 2000 through March 31, 2003, we had applied a discount rate of 13% to residual cash flows. On June 30, 2003, we reduced that discount rate to 11% and on December 31, 2003, we further reduced that discount rate to 10% to reflect the impact of sustained decreases in market interest rates. On June 30, 2004, we increased the discount rate to 11% to reflect an increase in market interest rates that had occurred since the end of the March 2004 quarter. In determining the discount rate that we apply to residual cash flows, we follow what we believe to be a practice of other companies in the non-conforming mortgage industry. That is, to determine the discount rate by adding an interest rate spread to the all-in cost of securitizations to account for the risks involved in securitization assets. The all-in cost of the securitization trusts' investor certificates includes the highest trust certificate pass-through interest rate in each mortgage securitization, trustee fees, and surety fees. Trustee fees and surety fees, where applicable, generally range from 19 to 22 basis points combined. From industry experience comparisons and our evaluation of the risks inherent in our securitization assets, we have determined an interest rate spread, which is added to the all-in cost of our mortgage loan securitization trusts' investor certificates.

         Our interest-only strips are financed by our subordinated debentures, senior collateralized subordinated notes and Series A preferred stock. The costs of these instruments are considered in determining the discount rate used to value interest-only strips. In fact, the increase in interest rates paid on newly issued subordinated debentures was a major factor in our decision to increase the discount rate on interest-only strips at June 30, 2004 from 10% to 11%. At June 30, 2004, the weighted average yield of our subordinated debentures outstanding was 9.91%. The increase in the rates paid on newly issued subordinated debentures and the total portfolio yield were significantly impacted by our recent liquidity issues and current financial conditions. Consequently, we have been paying up for risk and to raise cash. We expect to begin a reduction in interest rates offered as our financial condition improves. The weighted average yield on senior collateralized subordinated notes was 9.92% at June 30, 2004. Our Series A preferred stock yields a 10% dividend rate. The weighted average rate of the financing of our retained interest was 9.92% at June 30, 2004.

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

         o At origination, approximately 90% to 95% of securitized business purpose loans had prepayment fees and approximately 80% to 85% of securitized home equity loans had prepayment fees. At September 30, 2004 in our total portfolio, approximately 50% to 55% of securitized business purpose loans had prepayment fees and approximately 50% to 55% of securitized home equity loans had prepayment fees. Our historical experience indicates that prepayment fees lengthen the prepayment ramp periods and slow annual prepayment speeds, which have the effect of increasing the life of the securitized loans.

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

         We apply a second discount rate to projected cash flows from the overcollateralization portion of our interest-only strips. The discount rate applied to projected overcollateralization cash flows in each mortgage securitization is based on the highest trust certificate pass-through interest rate in the mortgage securitization. In fiscal 2001, we instituted the use of a minimum discount rate of 6.5% on overcollateralization cash flows. At June 30, 2003 we reduced the minimum discount rate to 5.0% to reflect the sustained decline in interest rates. At September 30, 2004, only one of our securitizations was using the 5.0% floor and that floor was removed for the September 30, 2004 valuation. At September 30, 2004 and June 30, 2004, the average discount rate applied to projected overcollateralization cash flows was 7%. This discount rate is lower than the discount rate applied to residual cash flows because the risk characteristics of the projected overcollateralization cash flows do not include prepayment risk and have minimal credit risk. For example, if the entire unpaid principal balance in a securitized pool of loans was prepaid by borrowers, we would fully recover the overcollateralization portion of the interest-only strips. In addition, historically, these overcollateralization balances have not been impacted by credit losses as the residual cash flow portion of our interest-only strips has always been sufficient to absorb credit losses and stepdowns of overcollateralization have generally occurred as scheduled. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates.

         The blended discount rate used to value the interest-only strips, including the overcollateralization cash flows, was 9% at September 30, 2004 and June 30, 2004.

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

         The persistence of historically low interest rate levels, unprecedented in the last 40 years, has made the forecasting of prepayment levels difficult. We assumed for each quarter end valuation that the decline in interest rates had stopped and a rise in interest rates would occur in the near term. Economic conditions and published mortgage industry surveys supported our assumption. We believe that once we move beyond the low interest rate environment and the impact that environment has had on prepayments, the long recurring and highly unfavorable prepayment experience over the last twelve quarters will leave us with securitized mortgage loan pools which will experience future prepayment speeds substantially lower than originally believed. Also, the rate of increase in home values has slowed considerably, which we expect will mean that fewer borrowers will have excess value in their homes to access. As a result of our analysis of these factors, we believe prepayments will continue to remain at higher than normal levels for the near term before declining to historical prepayment levels and then further declining in the future. See the table "-- Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience at September 30, 2004" for our current prepayment assumptions. However, we cannot predict with certainty what our prepayment experience will be in the future. Any unfavorable difference between the assumptions used to value our securitization assets and our actual experience may have a significant adverse impact on the value of these assets. See "-- Securitizations" for further detail regarding the impact of our recent prepayment experience and published information available from the Mortgage Bankers Association of America.

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

         CREDIT LOSS RATES. Credit loss rates are analyzed in a similar manner to prepayment rates. Credit loss assumptions are compared to actual loss experience for individual mortgage loan pools and averages for similar mortgage loan pools. Delinquency trends, economic conditions, loans repurchased from securitization trusts and other factors are also considered. If our analysis indicates that loss experience may be different from our assumptions, we would adjust our assumptions as necessary. See the table "-- Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience at September 30, 2004" for our current credit loss assumptions and actual credit loss experience. However, we cannot predict with certainty what credit loss experience will be in the future. Any unfavorable difference between the assumptions used to value securitization assets and actual experience may have a significant adverse impact on the value of these assets.

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

         FLOATING INTEREST RATE CERTIFICATES. Some of the securitization trusts have issued floating interest rate certificates supported by fixed interest rate mortgages. The fair value of the excess cash flow we will receive may be affected by any changes in the interest rates paid on the floating interest rate certificates. The interest rates paid on the floating interest rate certificates are based on one-month LIBOR. The assumption used to estimate the fair value of the excess cash flows received from these securitization trusts is based on a forward yield curve. See "-- Quantitative and Qualitative Disclosures About Market Risk" for further detail of our management of the risk of changes in interest rates paid on floating interest rate certificates.

         SENSITIVITY ANALYSIS. The table below summarizes at September 30, 2004 the amount of securitized loans in our securitization trusts, the carry value of our securitization assets and the weighted-average life of our securitized loans:

Securitized collateral balance..................................................  $  1,639,889
Balance sheet carrying value of retained interests (a)..........................  $    515,524
Weighted-average collateral life (in years).....................................          6.45


----------
(a) Amount includes interest-only strips and servicing rights.

         The table below outlines the sensitivity of the current fair value of our interest-only strips and servicing rights to 10% and 20% adverse changes in the key assumptions used in determining the fair value of those assets. Our base prepayment, loss and discount rates are described in the table "Summary of Material Mortgage Loan Securitization Valuation Assumptions and Actual Experience" (dollars in thousands):

                                                                                 IMPACT OF ADVERSE CHANGE
                                                                               ----------------------------
                                                                               10% CHANGE        20% CHANGE
                                                                               ----------        ----------
Prepayment speed.......................................................         $ 17,312          $ 35,373
Credit loss rate.......................................................            3,616             7,231
Floating interest rate certificates (a)................................            1,070             2,140
Discount rate..........................................................           19,277            37,168

-------
(a) The floating interest rate certificates are indexed to one-month LIBOR plus a trust specific interest rate spread. The base one-month LIBOR assumption used in this sensitivity analysis was derived from a forward yield curve incorporating the effect of rate caps where applicable to the individual deals.

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

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
        VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT SEPTEMBER 30, 2004

                                                   2003-2   2003-1    2002-4   2002-3   2002-2   2002-1   2001-4
                                                   ------   ------    ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
-------------------------------------------
  Initial valuation..........................        11%       13%      13%      13%      13%      13%      13%
  Current valuation..........................        11%       11%      11%      11%      11%      11%      11%

Interest-only strip overcollateralization
discount rate:
-------------------------------------------
  Initial valuation..........................         8%        7%       9%       7%       7%       7%       7%
  Current valuation..........................         8%        4%       9%       7%       7%       7%       5%

Servicing rights discount rate:
-------------------------------
  Initial valuation..........................        (e)       11%      11%      11%      11%      11%      11%
  Current valuation..........................        (e)        9%       9%       9%       9%       9%       9%

Prepayment rates(a):
--------------------
  INITIAL ASSUMPTION (B):
     Business loans..........................        11%       11%      11%      11%      11%      11%      11%
     Home equity loans.......................        22%       22%      22%      22%      22%      22%      22%
  Ramp period (months):
     Business loans..........................         27        27       27       27       27       27       27
     Home equity loans.......................         30        30       30       30       30       30       30
  CURRENT  EXPERIENCE (C):
     Business loans..........................        24%       25%      15%      18%      37%      28%      18%
     Home equity loans.......................        41%       53%      47%      42%      44%      41%      42%
  CURRENT ASSUMPTION(D):
     Business loans
       Months 1 through 3....................        13%       19%      21%      22%      20%      17%      14%
       Months 4 through 9....................        17%       22%      22%      19%      15%      12%      10%
       Months thereafter.....................        12%       11%      10%      10%      10%      10%      10%
     Home equity loans
       Months 1 through 3....................        38%       38%      38%      38%      38%      38%      38%
       Months 4 through 9....................        25%       25%      25%      25%      25%      25%      25%
       Months 10 through 12..................        18%       18%      18%      18%      18%      18%      18%
       Months 13 through 15..................        13%       13%      13%      13%      13%      13%      13%
       Months 16 through 27..................         8%        8%       8%       8%       8%       8%       8%
       Months thereafter.....................         6%        6%       6%       6%       6%       6%       6%

Annual credit loss rates:
-------------------------
  Initial assumption.........................      0.52%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
  Actual experience..........................      0.05%     0.02%    0.05%    0.10%    0.14%    0.14%    0.22%
  Current assumption.........................      0.52%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%

Servicing fees:
---------------
  Contractual fees...........................        (e)     0.50%    0.50%    0.50%    0.50%    0.50%    0.50%
  Ancillary fees.............................        (e)     1.25%    1.25%    1.25%    1.25%    1.25%    1.25%


-------
(a)  Prepayment rates are expressed as Constant Prepayment Rate (CPR).
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.
(c)  Current experience is a six-month historical average.
(d) Current assumption is a blended average projected during the time period described.
(e)  Servicing rights for the 2003-2 loans were sold to a third party servicer.

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
  VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT SEPTEMBER 30, 2004 (CONTINUED)


                                             2001-3   2001-2    2001-1   2000-4   2000-3   2000-2   2000-1
                                             ------   ------    ------   ------   ------   ------   ------
Interest-only strip residual discount rate:
-------------------------------------------
   Initial valuation.....................      13%       13%      13%      13%      13%      13%      11%
   Current valuation.....................      11%       11%      11%      11%      11%      11%      11%

Interest-only strip overcollateralization
 discount rate:
-----------------------------------------
   Initial valuation.....................       7%        7%       6%       7%       8%       8%       8%
   Current valuation.....................       6%        7%       6%       7%       8%       8%       8%

Servicing rights discount rate:
-------------------------------
   Initial valuation.....................      11%       11%      11%      11%      11%      11%      11%
   Current valuation.....................       9%        9%       9%       9%       9%       9%       9%

Prepayment rates (a):
---------------------
   INITIAL ASSUMPTION (B):
     Business loans .....................      11%       11%      11%      10%      10%      10%      10%
     Home equity loans...................      22%       22%      22%      24%      24%      24%      24%
   Ramp period (months):
     Business loans......................       24        24       24       24       24       24       24
     Home equity loans...................       30        30       30       24       24       24       18
   CURRENT EXPERIENCE (C):
     Business loans......................      18%       23%      22%      26%      36%      33%      23%
     Home equity loans...................      43%       43%      40%      33%      41%      35%      35%
   CURRENT ASSUMPTION (D):
     Business loans
       Months 1 through 3................      11%       10%      14%      14%      17%      11%      14%
       Months 4 through 9................      10%       10%      10%      10%      10%      10%      10%
       Months thereafter.................      10%       10%      10%      10%      10%      10%      10%
     Home equity loans
       Months 1 through 3................      38%       38%      38%      38%      38%      38%      38%
       Months 4 through 9................      25%       25%      25%      25%      25%      25%      25%
       Months 10 through 12..............      18%       18%      18%      18%      18%      18%      18%
       Months 13 through 15..............      13%       13%      13%      13%      13%      13%      13%
       Months 16 through 17..............       8%        8%       8%       8%       8%       8%       8%
       Months thereafter.................       6%        6%       6%       6%       6%       6%       6%

Annual credit loss rates:
-------------------------
   Initial assumption....................    0.40%     0.40%    0.40%    0.40%    0.40%    0.40%    0.40%
   Actual experience.....................    0.52%     0.49%    0.80%    0.48%    0.50%    0.54%    0.68%
   Current assumption....................    0.50%     0.50%    0.55%    0.50%    0.50%    0.55%    0.70%

Servicing fees:
---------------
  Contractual fees.......................    0.50%     0.50%    0.50%    0.70%    0.50%    0.50%    0.50%
  Ancillary fees.........................    1.25%     1.25%    1.25%    1.25%    1.25%    1.25%    1.25%



----------
(a)  Prepayment rates are expressed as Constant Prepayment Rate (CPR).
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.
(c)  Current experience is a six-month historical average.
(d) Current assumption rates are a blended average during the projected time period described.

                SUMMARY OF MATERIAL MORTGAGE LOAN SECURITIZATION
  VALUATION ASSUMPTIONS AND ACTUAL EXPERIENCE AT SEPTEMBER 30, 2004 (CONTINUED)

                                                    1999-4   1999-3   1999-2   1999-1  1998(e)
                                                    ------   ------   ------   ------  -------
Interest-only strip residual discount rate:
-------------------------------------------
   Initial valuation............................      11%      11%      11%      11%      11%
   Current valuation............................      11%      11%      11%      11%      11%

Interest-only strip overcollateralization
 discount rate:
-----------------------------------------
   Initial valuation............................       8%       7%       7%       7%       7%
   Current valuation............................       8%       7%       7%       7%       7%

Servicing rights discount rate:
-------------------------------
   Initial valuation............................      11%      11%      11%      11%      11%
   Current valuation............................       9%       9%       9%       9%       9%

Prepayment rates(a):
   INITIAL ASSUMPTION (B):
     Business loans ............................      10%      10%      10%      10%      13%
     Home equity loans..........................      24%      24%      24%      24%      24%
   Ramp period (months):
     Business loans.............................       24       24       24       24       24
     Home equity loans..........................       18       18       18       18       12
   CURRENT EXPERIENCE (C):
     Business loans.............................      12%      29%      27%      13%      10%
     Home equity loans..........................      36%      32%      35%      34%      32%
   CURRENT ASSUMPTION (D):
     Business loans
       Months 1 through 3.....................        13%      13%      15%      11%      14%
       Months 4 through 9.....................        10%      10%      10%      10%      10%
       Months thereafter......................        10%      10%      10%      10%      10%
     Home equity loans
       Months 1 through 3.....................        38%      38%      38%      38%      38%
       Months 4 through 9.....................        25%      25%      25%      25%      25%
       Months 10 through 12...................        18%      18%      18%      18%      18%
       Months 13 through 15...................        13%      13%      13%      13%      13%
       Months 16 through 27...................         8%       8%       8%       8%       8%
       Months thereafter......................         6%       6%       6%       6%       6%

Annual credit loss rates:
-------------------------
   Initial assumption...........................    0.30%    0.25%    0.25%    0.25%    0.25%
   Actual experience............................    0.76%    0.66%    0.45%    0.54%    0.59%
   Current assumption...........................    0.85%    0.65%    0.45%    0.55%    0.65%

Servicing fees:
---------------
   Contractual fees.............................    0.50%    0.50%    0.50%    0.50%    0.50%
   Ancillary fees...............................    1.25%    1.25%    1.25%    1.25%    1.25%

-------------------
(a)  Prepayment rates are expressed as Constant Prepayment Rate (CPR).
(b) The prepayment ramp is the length of time before a pool of mortgage loans reaches its expected CPR. The business loan prepayment ramp begins at 3% in month one ramps to an expected peak rate over 27 months then declines to the final expected CPR by month 40. The home equity loan prepayment ramp begins at 2% in month one and ramps to an expected rate over 30 months.
(c)  Current experience is a six-month historical average.
(d) Current assumption is a blended average during the projected time period described.
(e) Amounts represent weighted-average percentages for two 1998 securitization pools.

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

         The fair value of servicing rights is determined by computing the benefits of servicing in excess of adequate compensation, which would be required by a substitute servicer. The benefits of servicing are the present value of projected net cash flows from contractual servicing fees and ancillary servicing fees. These projections incorporate assumptions, including prepayment rates, credit loss rates and discount rates. These assumptions are similar to those used to value the interest-only strips retained in a securitization. On a quarterly basis, we evaluate capitalized servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. Our valuation analyses at September 30, 2004 indicated that no adjustment was required in the first quarter of fiscal 2005. See "-- Application of Critical Accounting Estimates -- Servicing Rights" for a discussion of the $6.8 million write down of servicing rights recorded in fiscal 2004 including the impact of our sale of servicing rights related to five of our securitization trusts under the terms of a September 27, 2004 sale agreement.

         On June 30, 2003, we reduced the discount rate on servicing rights cash flows to 9% and used the same discount rate to value servicing rights at September 30, 2004 and June 30, 2004. In determining the discount rate applied to calculate the present value of cash flows from servicing rights, management has subtracted a factor from the discount rate used to value residual cash flows from interest-only strips to provide for the lower risks inherent in servicing assets. Unlike the interest-only strips, the servicing asset is not exposed to credit losses. Additionally, the distribution of the contractual servicing fee cash flow from the securitization trusts is senior to both the trusts' investor certificates and our interest-only strips. This priority of cash flow reduces the risks associated with servicing rights and thereby supports a lower discount rate than the rate applied to residual cash flows from interest-only strips. Cash flows related to ancillary servicing fees, such as prepayment fees, late fees, and non-sufficient fund fees are retained directly by us.

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

         As a result of the use of prepayment fees and the reduced sensitivity to interest rate changes in the non-conforming mortgage market, we believe the prepayment experience on our total portfolio is more stable than the mortgage market in general. We believe this stability has favorably impacted our ability to value the future cash flows from our servicing rights and interest-only strips because it increased the predictability of future cash flows. However, for the past twelve quarters, our prepayment experience has exceeded our expectations for prepayments on our total portfolio and as a result we have written down the value of our securitization assets. See "-- Securitizations" for further detail of the effects prepayments that were above our expectations have had on the value of our securitization assets.

WHOLE LOAN SALES

         We also sell loans with servicing released, which we refer to as whole loan sales. Gains on whole loan sales equal the difference between the net proceeds from such sales and the net carrying value of the loans. The net carrying value of a loan is equal to its principal balance plus its unamortized origination costs and fees. See " -- Securitizations" for information on the volume of whole loan sales and premiums recorded for the three months ended September 30, 2004 and 2003. Loans reported as sold on a whole loan basis were generally loans that we originated specifically for a whole loan sale and exclude impaired loans, which may be liquidated by selling the loan. See "-- Overview -- Business Strategy Adjustments" for detail on our adjustment in business strategy from originating loans predominantly for publicly underwritten securitizations, to originating loans for a combination of whole loan sales and smaller securitizations.

         Many of our whole loan sale agreements with purchasers include recourse provisions, which are customary in the mortgage industry, obligating us to repurchase loans at the sales price in the event of unfavorable delinquency performance of the loans sold or to refund premiums if a sold loan prepays within a specified period. The duration of these obligations typically ranges from 60 days to one year from the date of the loan sale. Delinquency performance generally relates to borrower first payment default. Premium refund obligations typically decline monthly over the obligation period. We reserve for these premium obligations at the time of sale through an expense charge against the gain on sale. The amount of the reserve is calculated based on the expected first payment defaults and prepayment performance of the sold loans and the premiums received at the time of sale. Based on our experience, first payment defaults make up an immaterial portion of the reserve. In determining our reserve for premium obligation on prepayments, we refer to our prepayment experience within the various recourse timeframes that are dictated by the whole loan sale agreements with the purchasers. The reserve for repurchase and payoff obligations of premiums received, which is included in miscellaneous liabilities on the balance sheet, was $446 thousand at September 30, 2004 and $307 thousand at June 30, 2004. Because we have no retained interests in loans sold under these agreements and we are able to estimate our liability under the agreements' recourse provisions, sale accounting is appropriate.

         The following table summarizes as of September 30, 2004, the aggregate principal balance of loans which we have sold with recourse that are still subject to recourse provisions and the quarter during which our recourse obligations on those loans terminate (in thousands):

                                              PRINCIPAL
          QUARTER ENDED                        BALANCE
          -------------                        --------
          December 31, 2004............         378,960
          March 31, 2005...............         150,608
          June 30, 2005................         102,861
          September 30, 2005...........         148,475
                                            -----------
                                               $780,904
                                            ===========


RESULTS OF OPERATIONS


                            SUMMARY FINANCIAL RESULTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     THREE MONTHS ENDED    PERCENTAGE
                                       SEPTEMBER 30,         CHANGE
                                   -----------------------------------
                                      2004         2003
                                   ----------    ---------   ---------
Total revenues................     $ 23,109      $  20,201     14.4%
Total expenses................     $ 61,935      $  62,569     (1.0)%
Income (loss) before dividends
  on preferred stock..........     $(25,237)     $ (26,268)      3.9%

Dividends on preferred stock..     $  3,475      $       -

Net income (loss) attributable
  to common stock.............     $(28,712)     $ (26,268)      9.3%

Return on average assets......       (10.71)%        (9.88)%

Return on average equity......      (958.29)%      (386.77)%

Earnings (loss) per common share:
   Basic......................     $  (7.98)     $   (8.10)      1.5%

   Diluted....................     $  (7.98)     $   (8.10)      1.5%

Common dividends declared per
  share ...........................$      -      $       -

OVERVIEW

         For the three months ended September 30, 2004, we recorded a net loss attributable to common stock of $28.7 million compared to a net loss of $26.3 million in the three months ended September 30, 2003. During the three months ended September 30, 2004, preferred dividends of $3.5 million were recorded on the Series A preferred stock, which was issued in the exchange offers. There were no preferred dividends in the three months ended September 30, 2003.

         The loss for the three months ended September 30, 2004 primarily resulted from our inability to reach the loan origination levels required under our adjusted business strategy to return to profitability, which substantially reduced our ability to generate revenues, and our inability to complete a securitization during the three months ended September 30, 2004. Additionally, operating expenses increased in the three months ended September 30, 2004 as we began to add loan processing and marketing support staff to support the future loan origination levels we expect to achieve under our adjusted business strategy. Loan origination volume increased to $629.7 million in the three months ended September 30, 2004, compared to origination volume of $514.1 million in the three months ended June 30, 2004 and $124.1 million in the three months ended September 30, 2003.

         See discussions below for more detail on loan originations, gains on sale of loans, securitization assets valuation adjustments, and other revenues and expenses.

         Total stockholders' equity at September 30, 2004 totaled $11.9 million and was substantially unchanged from June 30, 2004 as the $28.7 million net loss attributable to common stock was offset by the 15.6 million shares of Series A preferred stock issued during the three months ended September 30, 2004 in the exchange offers and the $12.1 million pre-tax increase to other comprehensive income for adjustments on our interest-only strips at September 30, 2004.

         The loss per common share for the three months ended September 30, 2004 was $7.98 on average common shares of 3,598,000 compared to a loss per common share of $8.10 on average common shares of 3,242,000 for the three months ended September 30, 2003. No common dividends were paid in fiscal 2005 or 2004.

         On May 13, 2004, our Board of Directors declared a 10% stock dividend payable June 8, 2004 to common shareholders of record on May 25, 2004. All outstanding stock options and related exercise prices were adjusted as a result of the stock dividend. Accordingly, all outstanding common shares, earnings per common share, average common share and stock option amounts presented have been adjusted to reflect the effect of this stock dividend.

         The following schedule details our loan originations during the three months ended September 30, 2004 and 2003, by loan type (in thousands):

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    --------------------
                                                                      2004         2003
                                                                    -------      -------
   Home mortgage loans.........................................     $629,579    $124,052
   Business purpose loans......................................          151           -
                                                                    --------    --------
       Total loan originations.................................     $629,730    $124,052
                                                                    ========    ========

         Home mortgage loans are originated by our subsidiaries, HomeAmerican Credit, Inc., doing business as Upland Mortgage, and American Business Mortgage Services, Inc., and purchased through the Bank Alliance Services program. Total home mortgage loan originations increased $505.5 million, or 407%, for the three months ended September 30, 2004 to $629.6 million from $124.1 million for the three months ended September 30, 2003. Liquidity issues had substantially reduced our ability to originate home mortgage loans during the three months ended September 30, 2003. Our adjusted business strategy emphasizes whole loan sales, and if market conditions permit, smaller publicly underwritten or privately-placed securitizations and reducing costs. Based on our adjusted business strategy, we no longer originate loans through retail branches, which were a high cost origination channel, and plan to continue increasing our broker channel origination sources. Our home mortgage loan origination subsidiaries will continue to focus on increasing efficiencies and productivity gains by refining marketing techniques and integrating technological improvements into the loan origination process as we work through our liquidity issues. In addition, as part of our focus on developing broker relationships, a lower cost source of originations, during fiscal 2004 we acquired broker operations located in West Hills, California and Austin, Texas, opened new offices in Irvine, California and Edgewater, Maryland to support our broker operations and have expanded the broker business within HomeAmerican Credit, Inc.

         The following schedule details our home mortgage loan originations by source, including through the Bank Alliance Services program, for the three months ended September 30, 2004 and 2003. Loans originated under the Bank Alliance Services program are originated through substantially the same process as all other loans we originate (in thousands):

                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                        2004           2003
                                                      --------        -------
Direct channel.....................................   $200,484       $ 70,657
Retail branches....................................          -            649
Broker channel.....................................    414,392         10,014
Bank Alliance Services program ....................     14,703         42,732
                                                      --------       --------
    Total home mortgage loans......................   $629,579       $124,052
                                                      ========       ========

         The following table presents the amounts of home mortgage loans we originated in the three months ended September 30, 2004 in our direct and broker operations channels and in our Bank Alliance Services program by loan characteristic (in thousands):

                                                                                       Bank
                                                 Retail             Broker           Alliance
                                                 Channel            Channel          Services          Total
                                              -------------       ------------      -----------    --------------
       ORIGINATIONS BY TYPE OF LOAN:
       -----------------------------
       Purchase Money Mortgage Loans:
          Fixed rate                             $     341          $  41,548         $     54         $  41,943
          Adjustable rate                              933            193,212                -           194,145
                                                 ---------          ---------         --------         ---------
           Total                                   $ 1,274          $ 234,760            $  54         $ 236,088
                                                 =========          =========         ========         =========
          Average WAC                                7.85%              7.49%            8.70%             7.49%
          Average LTV                               88.94%             85.32%           98.18%            85.34%
       Home Equity Loans:
          Fixed rate                             $ 139,921           $ 38,174          $ 9,265         $ 187,360
          Adjustable rate                           59,289            141,458            5,384           206,131
                                                 ---------          ---------         --------         ---------
           Total                                 $ 199,210          $ 179,632         $ 14,649         $ 393,491
                                                 =========          =========         ========         =========
          Average WAC                                8.40%              7.04%            7.89%             7.76%
          Average LTV                               81.38%             80.15%           75.41%            80.60%
       Total Home Mortgage Loans:
          Fixed rate                             $ 140,262           $ 79,722          $ 9,319         $ 229,303
          Adjustable rate                           60,222            334,670            5,384           400,276
                                                 ---------          ---------         --------         ---------
           Total                                 $ 200,484          $ 414,392         $ 14,703         $ 629,579
                                                 =========          =========         ========         =========
          Average WAC                                8.40%              7.29%            7.89%             7.66%
          Average LTV                               81.43%             83.08%           75.50%            82.38%

       ORIGINATIONS BY LIEN:
       ---------------------
       1st Lien:
          Loans originated                       $ 182,480           $377,147          $13,099          $572,726
          Average WAC                                8.00%              6.95%            7.47%             7.30%
       2nd Lien:
          Loans originated                        $ 18,004           $ 37,245           $1,604           $56,853
          Average WAC                               12.39%             10.77%           11.37%            11.30%

         During the three months ended September 30, 2004, our subsidiary, American Business Credit, Inc., originated $151 thousand in business purpose loans. During the three months ended September 30, 2003, American Business Credit, Inc. did not originate any business purpose loans. Pursuant to our adjusted business strategy and depending on the availability of a credit facility to fund business purpose loans, we may continue to originate business purpose loans, however at lower volumes, to meet demand in the whole loan sale and securitization markets.

REVENUES

         TOTAL REVENUES. For the three months ended September 30, 2004, total revenues increased $2.9 million, or 14.4%, to $23.1 million from $20.2 million for the three months ended September 30, 2003. Increases during the three months ended September 30, 2004 in gains on whole loan sales and interest and fees on loans originated were partially offset by a reduction in interest accretion on interest-only strips. Our ability in the first three months of fiscal 2005 to originate and sell more loans than we did during the first three months of fiscal 2004, when our ability to borrow under credit facilities to finance new loan originations was limited, accounted for the increases in gains on whole loan sales and interest and fees. While we currently believe we will continue to have credit facilities available to finance new loan obligations and therefore anticipate further increases in total revenues, we cannot assure you that we will be successful in maintaining existing credit facilities, or replacing or obtaining alternative credit facilities.

         GAIN ON SALE OF LOANS - SECURITIZATIONS. For the three months ended September 30, 2004, we did not complete a securitization and no gains were recorded. In the three months ended September 30, 2003, we recorded gains of $0.8 million on the sale of $5.5 million of loans into an off-balance sheet facility before its expiration on July 5, 2003 and additional gains realized from our residual interests in $35.0 million of loans remaining in the off-balance sheet facility from June 30, 2003.

         GAIN ON SALE OF LOANS - WHOLE LOAN SALES. Gains on whole loan sales increased to $6.1 million for the three months ended September 30, 2004 from gains of $2.9 million for the three months ended September 30, 2003. The volume of whole loan sales increased $331.2 million to $602.2 million for the three months ended September 30, 2004 from $271.0 million for the three months ended September 30, 2003. The increase in the volume of whole loan sales for the three months ended September 30, 2004 resulted from increased loan origination volume and our adjusted business strategy which emphasizes more whole loan sales. Due to our adjusted business strategy, we anticipate further increases in gains on whole loan sales.

         INTEREST AND FEES. For the three months ended September 30, 2004, interest and fee income increased $3.0 million, or 65.4%, to $7.7 million compared to $4.7 million in the three months ended September 30, 2003. Interest and fee income consists primarily of interest income earned on loans available for sale, interest income on invested cash and other ancillary fees collected in connection with loans originated and sold during the same quarter.

         The following schedule details interest and fees for the three months ended September 30, 2004 and 2003 (in thousands):

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                     --------------------------------
                                                         2004              2003
                                                     --------------    --------------
Interest on loans and invested cash................     $ 4,954              $ 3,914
Other fees.........................................       2,742                  739
                                                     ----------           ----------
Total interest and fees............................     $ 7,696              $ 4,653
                                                     ==========           ==========

         During the three months ended September 30, 2004, interest income increased $1.1 million, or 26.6%, to $5.0 million from $3.9 million for the three months ended September 30, 2003. The increase for the three-month period resulted from our carrying a higher average loan balance during the three months ended September 30, 2004 as compared to the first quarter of 2004 due to higher loan originations in the first quarter of 2005. Investment interest income in the three months ended September 30, 2004 was level with investment interest income in the three months ended September 30, 2003.

         Other fees increased $2.0 million during the three months ended September 30, 2004 or 271.0%, to $2.7 million from $0.7 million for the three months ended September 30, 2003. This increase was mainly due to higher loan originations in the three months ended September 30, 2004. While we currently believe we will continue to have credit facilities available to finance new loan obligations and therefore anticipate further increases in other fees, we cannot assure you that we will be successful in maintaining existing credit facilities, or replacing or obtaining alternative credit facilities. Additionally, our ability to collect certain fees in connection with loans we originate and sell in the future may be impacted by proposed laws and regulations by various authorities. See "-- Legal and Regulatory Considerations."

         INTEREST ACCRETION ON INTEREST-ONLY STRIPS. Interest accretion of $8.4 million was earned in the three months ended September 30, 2004 compared to $11.1 million in the three months ended September 30, 2003. The decrease reflects the decline in the balance of our interest-only strips of $96.8 million, or 17.7%, to $448.8 million at September 30, 2004 from $545.6 million at September 30, 2003. We expect to experience continued declines in the amount of interest accretion on our interest-only strips until we can resume selling our loans into quarterly securitizations.

         SERVICING INCOME. Servicing income is comprised of contractual and ancillary fees collected on securitized loans serviced for others, less amortization of the servicing rights assets that are recorded at the time loans are securitized. Ancillary fees include prepayment fees, late fees and other servicing fee compensation. For the three months ended September 30, 2004, servicing income increased $0.1 million, or 17.7%, to $0.8 million from $0.7 million for the three months ended September 30, 2003. Contractual fees decreased during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the decline in our managed portfolio resulting primarily from our inability to complete securitizations in four of the five quarters from June 2003 to September 2004. In addition, there were decreases in loan prepayment fees received in the three months ended September 30, 2004. The decreases in fees were more than offset by a decrease in the amortization of servicing rights due to lower fees received as well as a reduction in the rate of amortization. Amortization is recognized in proportion to contractual and ancillary fees collected.

         The following table summarizes the components of servicing income for the three months ended September 30, 2004 and 2003 (in thousands):

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                            -------------------------------
                                                                2004               2003
                                                            --------------    -------------
Contractual fees.........................................      $    2,120        $   3,792
Prepayment fees..........................................           3,707            6,973
Other ancillary fees.....................................           1,458            2,328
Amortization of servicing rights.........................          (6,440)         (12,375)
                                                               ----------        ---------
Net servicing income.....................................      $      845        $     718
                                                               ==========        =========

         On September 27, 2004, we sold the servicing rights related to five of our mortgage securitization trusts. This sale will not have a significant impact on our future net servicing income. During the three months ended September 30, 2004, we recognized $20 thousand for servicing these five securitization trusts and for the fiscal year 2004, we recognized net servicing income of $170 thousand.

EXPENSES

         TOTAL EXPENSES. Total expenses decreased $0.6 million, or 1.0%, to $61.9 million for the three months ended September 30, 2004 compared to $62.6 million for the three months ended September 30, 2003. The decrease for the period was mainly a result of decreases in securitization assets valuation adjustments, provision for credit losses and employee related costs during the three months ended September 30, 2004, partially offset by increases in losses on derivative financial instruments, general and administrative expenses, sales and marketing expenses and interest expense.

         INTEREST EXPENSE. The three major components of interest expense are interest on subordinated debentures, interest on warehouse lines of credit used to fund loans, and interest on senior collateralized subordinated notes. During the three months ended September 30, 2004, interest expense increased $1.3 million, or 7.9%, to $18.2 million, compared to $16.8 million for the three months ended September 30, 2003. In addition, as a result of the exchange offers, we recorded preferred dividends of $3.5 million in the three months ended September 30, 2004 on the Series A preferred stock issued in exchange for subordinated debentures. In fiscal 2005, we anticipate preferred dividends will exceed $14 million.

         The increases in interest expense to fund loans due to higher average outstanding balances under warehouse lines of credit and interest expense on senior collateralized subordinated notes issued in the exchange offers were offset by a decrease in interest expense on subordinated debentures due to the decline in average subordinated debentures outstanding as a result of the exchange offers.

         The following schedule details interest expense for the three months ended September 30, 2004 and 2003 (in thousands):

                                                                  THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -----------------------------
                                                                 2004             2003
                                                             -------------     -----------
Interest on subordinated debentures.........................  $   13,284        $  16,093
Interest to fund loans......................................       2,489              696
Interest on senior collateralized subordinated notes .......       2,343                -
Other interest..............................................          39               29
                                                              ----------        ---------
Total interest expense......................................  $   18,155        $  16,818
                                                              ==========        =========

         Average subordinated debentures outstanding during the three months ended September 30, 2004 were $501.1 million compared to $704.7 million during the three months ended September 30, 2003. The decrease was primarily the result of the exchange offers. Average interest rates paid on subordinated debentures were 10.12% during the three months ended September 30, 2004 compared to 8.75% during the three months ended September 30, 2003.

         We had reduced the interest rates offered on subordinated debentures beginning in the fourth quarter of fiscal 2001 and had continued reducing rates through June 2003 in response to decreases in market interest rates as well as declining cash needs during that period. The weighted-average interest rate of subordinated debentures issued in the month of September 2004, was 11.02%, compared to the average interest rate of 7.49% on subordinated debentures issued in the month of June 2003. However, during fiscal 2004, the weighted-average interest rate on subordinated debentures we issued had steadily increased, reflecting our financial condition. We expect to reduce the interest rates offered on subordinated debentures over time as our business and cash needs, our financial condition, liquidity, future results of operations, market interest rates and competitive factors permit.

         The average outstanding balances under warehouse lines of credit were $240.6 million during the three months ended September 30, 2004, compared to $131.9 million during the three months ended September 30, 2003. The increase in the average balance on warehouse lines was due to a higher volume of loans held on the balance sheet during the three months ended September 30, 2004 as a result of higher originations and our adjusted business strategy. Interest rates paid on warehouse lines during the three months ended September 30, 2004 were generally based on one-month LIBOR plus an interest rate spread ranging from 2.00% to 2.50%. One-month LIBOR has increased from approximately 1.12% at September 30, 2003 to 1.84% at September 30, 2004. Due to our adjusted business strategy, we anticipate further increases in both average outstanding balances under warehouse lines of credit and the resulting interest expense to fund loans. While we currently believe we will continue to have credit facilities available to finance new loan obligations, we cannot assure you that we will be successful in maintaining existing credit facilities, or replacing or obtaining alternative credit facilities.

         The average outstanding balance on senior collateralized subordinated notes was $93.4 million during the three months ended September 30, 2004. The senior collateralized subordinated notes were issued in the exchange offers. The average rate paid on senior collateralized subordinated notes was 9.86% during the three months ended September 30, 2004.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses for the three months ended September 30, 2004 decreased $4.0 million, or 97.2%, to $117 thousand, compared to $4.2 million for the three months ended September 30, 2003. The decrease in the provision for loan losses for the three months ended September 30, 2004 was primarily due to lower loan charge-offs resulting from the decreased amounts of delinquent loans repurchased from securitization trusts. In addition, a related allowance for loan losses on repurchased loans is included in our provision for credit losses in the period of repurchase. During the three months ended September 30, 2004, we repurchased $2.6 million of loans from securitization trusts and recorded a provision for credit losses of $0.6 million on those repurchases, compared to loan repurchases of $9.8 million and a provision of $2.8 million in the three months ended September 30, 2003. Principal loss severity on loans generally ranged from 20% to 30% in the three months ended September 30, 2004 and from 15% to 35% in the three months ended September 30, 2003. See "-- Securitizations -- Trigger Management" for further discussion and information regarding repurchases from securitization trusts. The provision for credit losses also includes adjustments to the carrying value of loans available for sale, which are delinquent and expected to be sold at a loss.

         The following schedule details the provision for credit losses for the three months ended September 30, 2004 and 2003 (in thousands):

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                         ---------------------------------
                                                               2004               2003
                                                         ---------------      ------------
Loans available for sale ................................    $    58            $     363
Non-accrual loans........................................         59                3,823
Leases ..................................................          -                  (30)
                                                             --------           ----------
Total Provision for Credit Losses........................    $   117            $   4,156
                                                             ========           ==========

         The allowance for credit losses was $1.2 million, or 27.2% of non-accrual loans at September 30, 2004, compared to $3.8 million, or 24.6%, of non-accrual loans and leases at September 30, 2003. Non-accrual loans were $4.6 million at September 30, 2004, compared to $11.9 million at September 30, 2003. See "-- On Balance Sheet Portfolio Quality" for information on non-accrual loans carried on our balance sheet. Although we maintain an allowance for credit losses at the level we consider adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that an additional provision will not be required, particularly if economic conditions deteriorate.

         The following table summarizes changes in the allowance for credit losses for the three months ended September 30, 2004 and 2003 (in thousands):

                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                         ------------------------------
                                                             2004             2003
                                                         -------------    -------------
   Balance at beginning of period......................     $ 1,469         $   1,529
   Provision for credit losses.........................          59             3,793
   Charge-offs.........................................        (394)           (1,660)
   Recoveries..........................................         104               126
                                                            -------         ---------
   Balance at end of period..............................   $ 1,238         $   3,788
                                                            =======         =========

         The following tables summarize the changes in the allowance for credit losses by loan type for the three months ended September 30, 2004 and September 30, 2003 (in thousands):

                                                       BUSINESS    HOME
                                                       PURPOSE    MORTGAGE
      THREE MONTHS ENDED SEPTEMBER 30, 2004             LOANS      LOANS         TOTAL
      -------------------------------------           --------   ---------      --------
      Balance at beginning of period...........       $  350     $  1,119       $  1,469
      Provision for credit losses..............          146          (87)            59
      Charge-offs..............................          (66)        (328)          (394)
      Recoveries...............................           70           34            104
                                                      ------     --------       --------
      Balance at end of period.................       $  500     $    738       $  1,238
                                                      ======     ========       ========

                                                 BUSINESS         HOME
                                                 PURPOSE        MORTGAGE
THREE MONTHS ENDED SEPTEMBER 30, 2003             LOANS          LOANS         LEASES        TOTAL
-----------------------------------------       ---------       --------      -------      --------
Balance at beginning of period...........       $     503       $   856       $   170      $  1,529
Provision for credit losses..............           1,129         2,694           (30)        3,793
Charge-offs..............................            (352)       (1,198)         (110)       (1,660)
Recoveries...............................               4            14           108           126
                                                ---------       -------       -------      --------
Balance at end of period.................       $   1,284       $ 2,366       $   138      $  3,788
                                                =========       =======       =======      ========

         The following table summarizes net charge-off experience by loan type for the three months ended September 30, 2004 and 2003 (in thousands):

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         ------------------------------
                                                             2004             2003
                                                         -------------    -------------
           Business purpose loans........................  $   (4)           $   349
           Home mortgage loans...........................     294              1,183
           Equipment leases..............................       -                  2
                                                           -------           -------
           Total.........................................  $  290            $ 1,534
                                                           =======           =======


         EMPLOYEE RELATED COSTS. For the three months ended September 30, 2004, employee related costs decreased $1.9 million, or 13.8%, to $11.9 million from $13.9 million in the three months ended September 30, 2003. The decrease in employee related costs for the three months ended September 30, 2004 was primarily attributable to a increase in the amount of expenses deferred under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," referred to as SFAS No. 91 in this document, due to the increase in loan originations and the ability to defer costs of loan origination personnel under SFAS No. 91. The increase in SFAS No. 91 deferrals was $3.3 million during the three months ended September 30, 2004. Increases in bonuses, salaries and cost of benefits partially offset the effect of increased SFAS No. 91 cost deferrals.

         Total employees at September 30, 2004 were 1,053 compared to 1,119 at June 30, 2003. Since June 30, 2003, we have been implementing our adjusted business strategy and our workforce has experienced a net reduction of 66 employees. With our business strategy's focus on whole loan sales and offering a broader mortgage product line that we expect will appeal to a wider array of customers, we currently require a smaller employee base with fewer sales, servicing and support positions. However, we expect to increase our sales, servicing and support positions as necessary in the future to handle higher levels of loan originations. In the process of implementing our adjusted business strategy, since June 30, 2003 we reduced our workforce by approximately 255 employees and experienced a net loss of approximately 90 additional employees who have resigned. Partially offsetting this workforce reduction, we have added 275 loan origination employees in our broker channel as part of our business strategy's focus on expanding our broker operations.

         Factors affecting the level of future employee related costs include future staffing decisions related to our business strategy, our loan origination levels, and our ability or inability to defer loan originations costs under SFAS No. 91.

         SALES AND MARKETING EXPENSES. For the three months ended September 30, 2004, sales and marketing expenses increased $3.6 million, or 125.0%, to $6.4 million from $2.8 million for the first quarter of fiscal 2004. The increase was primarily due to increases in direct mail and internet advertising for direct channel loan originations. The increase in direct mail and internet advertising costs of $2.5 million in the three months ended September 30, 2004 was mainly due to the increase in home mortgage loan originations in our direct channel. While we expect to continue streamlining our direct mail costs in the future by offering a wider array of loan products and targeting customer segments that we believe will enable us to increase our loan origination conversion rates, we expect direct mail expense to increase over the fiscal 2004 expense level as direct channel originations increase. By increasing our conversion rates, we expect to be able to lower our overall sales and marketing costs per dollar originated. In addition, in the three months ended September 30, 2004, print media advertising costs related to subordinated debentures increased $1.1 million.

         (GAINS) AND LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS. The following table summarizes (gains) and losses on derivative financial instruments and gains and losses on hedged loans for the three months ended September 30, 2004 and 2004 (in thousands):

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         -----------------------------
                                                             2004             2003
                                                         -------------    ------------
   Hedge accounting:
      (Gains) losses on derivatives.....................    $   652          $     -
      (Gains) losses on hedged loans....................       (632)               -

   Trade accounting:
       Related to pipeline..............................      1,969                -
       Related to whole loan sales......................          -           (5,097)
       Related to interest-only strips..................          -              (11)
                                                            -------         --------
            Total (gains) and losses.....................   $ 1,989         $ (5,108)
                                                            =======         ========

         For more detail on our hedging and trading activities see "-- Quantitative and Qualitative Disclosures About Market Risk -- Strategies for Use of Derivative Financial Instruments."

         GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2004, general and administrative expenses increased $4.1 million, or 21.3%, to $23.3 million from $19.2 million for the three months ended September 30, 2003. The increase was primarily attributable to $4.5 million in fees on new credit facilities and a write-off of $1.5 million of fee receivables and deferment and forbearance advances related to collateral in trusts whose servicing we sold on September 27, 2004 partially offset by a decrease of $1.8 million in costs associated with servicing and collecting our total managed portfolio including expenses associated with REO and delinquent loans, and a $0.2 million decrease in costs associated with customer retention incentives.

         The following table summarizes general and administrative expenses for the three months ended September 30, 2003 and 2004 (in thousands):

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                               2004            2003
                                                          --------------    ----------
          Expenses associated with servicing
            and collecting loans:
          Fees and advances on serviced loans.               $    5,932     $   1,501
          Interest on repurchases from trusts.                      565         3,339
          REO expenses........................                      281         1,460
          Valuation adjustment on
            repurchased REO ..................                        -         2,293
          REO revaluation losses and (gains)
              losses on sales.................                      174           132
                                                             ----------      --------
          Total Expenses associated with
              servicing and collecting loans..               6,952         8,725
          Fees on credit facilities................               4,658             -
          Professional fees........................               2,695         2,017
          Depreciation and amortization ...........               1,451         1,762
          Occupancy expenses.......................               1,386         1,626
          Business insurance.......................               1,003           899
          Expenses associated with customer
            retention incentives...................                 767           934
          Other, net                                              4,399         3,252
                                                             ----------     ---------
               Total general and administrative
                   expenses........................          $   23,311     $  19,215
                                                             ==========     =========


         Beginning in the fourth quarter of fiscal 2002, we offered customer retention incentives to borrowers who were exploring loan refinancing opportunities for the purpose of lowering their monthly loan payments. In an attempt to retain the loans we were servicing for these borrowers, we offered the borrowers the opportunity to receive a monthly cash rebate equal to a percentage of their scheduled monthly loan payments for periods of six to twelve months. We do not initiate any outbound activity to identify borrowers who are interested in refinancing loans. Eligible borrowers for the cash rebate program are identified when they contact us inquiring about refinancing opportunities. When we were successful in retaining these loans, we reduced the level of loan prepayments in our managed portfolio of securitized loans. To initially qualify for this program, a borrower has to be current on his or her loan principal and interest payments. To be eligible for the cash rebate payment, a borrower must make his or her monthly loan payment on a timely basis (within 15 days of the payment due date) and has to remain on a current basis. The rebate amount is a percentage of the scheduled monthly loan payment, principal plus interest. The percentage of rebates on scheduled loan payments offered to participants ranged from 15% to 20%. Our policy is to forward a rebate payment to the borrower within six weeks of receiving the monthly loan payment from the borrower.

         For those borrowers who elected to participate in customer retention incentives, we recorded a liability for the amount of future cash payments that we expected to make under this program. The liability we recorded for this program was determined based on an analysis of our two-year experience on the number of borrowers who remain for the full term of the incentive program. Some borrowers are dropped from this program because they fail to make timely monthly loan payments and others leave the program when they payoff their loans. Factors which have contributed to the fluctuation in the expense charges for the rebate program include the reduction in our managed portfolio, loan refinancing activities, shortening of the term of the incentive program offered from 12 months to 6 months and, finally, our ultimate payment experience as the program seasoned. The following table summarizes the activity for customer retention incentives and the related balance sheet liability at September 30, 2004 and 2003 (in thousands):

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                           --------------------------------
                                                               2004              2003
                                                           --------------    --------------
       Balance at beginning period.....................      $  1,277          $  5,231
       Liability accrued for new participants..........         1,148             2,556
       Participants leaving the program:
          Loan became delinquent.......................          (114)             (238)
          Loans paid off...............................          (267)           (1,384)
                                                             --------          --------
            Net charge to income statement............            767               934
       Cash payments made to participants.............           (768)           (1,843)
                                                             --------          --------
       Balance at end of year.........................       $  1,276          $  4,322
                                                             ========          ========
       Principal amount outstanding on loans
          participating at period end (a)...............     $374,766          $578,360
                                                             ========          ========

---------------------
(a) These are loans included in mortgage securitization trusts, which are serviced by us.

         Factors affecting future general and administrative expense levels include the size of our total managed portfolio, which decreased 35.9% in the three months ended September 30, 2004 from the three months ended September 30, 2003, the amount of future loan originations and the costs associated with obtaining new or increasing existing credit facilities.

         SECURITIZATION ASSETS VALUATION ADJUSTMENT. During the three months ended September 30, 2004, we recorded a pre-tax write up of $18.6 million on our interest-only strips. The $18.6 million write up was recorded as an increase to other comprehensive income, a component of stockholders' equity. This write up of interest-only strips resulted from a reduction to our assumptions for loan prepayments expected to occur beyond 18 months. Management believes that once we move beyond the low interest rate environment and the impact that environment has on loan prepayments, the long running and highly unfavorable prepayment experience over the last twelve quarters will leave us with securitized mortgage pools which will experience future prepayment speeds substantially lower than originally believed. No adjustments were recorded to our servicing rights at September 30, 2004. During the three months ended September 30, 2003, we recorded valuation adjustments on our securitization assets of $16.7 million. The breakout of the total pre-tax adjustments recorded in the three months ended September 30, 2004 and 2003 between interest-only strips and servicing rights, and the amounts charged as expense to the income statement or added to or charged to other comprehensive income were as follows (in thousands):

                                         THREE MONTHS ENDED SEPTEMBER 30, 2004       THREE MONTHS ENDED SEPTEMBER 30, 2003
                                        -----------------------------------------  -------------------------------------------
                                            TOTAL      INCOME         OTHER                         INCOME         OTHER
                                         (WRITE UP)/  STATEMENT   COMPREHENSIVE        TOTAL      STATEMENT    COMPREHENSIVE
                                         WRITE DOWN     IMPACT    INCOME IMPACT     WRITE DOWN      IMPACT     INCOME IMPACT
                                        ------------- ---------- ----------------  -------------- ------------ ---------------
         Interest-only strips..........     $(18,614)       $ 29      $ (18,643)        $ 15,814     $  9,951         $ 5,863
         Servicing rights..............           --          --             --              844          844              --
                                        -----------------------------------------  -------------------------------------------
         Total securitization assets...     $(18,614)       $ 29      $ (18,643)        $ 16,658     $ 10,795         $ 5,863
                                        =========================================  ===========================================

         See "- Application of Critical Accounting Estimates - Interest-Only Strips" for a discussion of how valuation adjustments are recorded and "-- Off-Balance Sheet Arrangements" and "-- Securitizations" for more detail on securitization assets valuations.

         PROVISION FOR INCOME TAX EXPENSE (BENEFIT). In the three months ended September 30, 2004, our tax benefit decreased $2.5 million from $16.1 million for the three months ended September 30, 2003, to $13.6 million as a result of a $3.6 million reduction in pre-tax loss as well as a decrease in our effective tax rate from 38% in fiscal 2004 to 35% in fiscal 2005. The utilization of our net operating loss carry forwards are dependent on future taxable income from operations and it is more likely than not we will be able to primarily utilize all benefits within two years. Our adjusted business strategy of shifting to primarily whole loan sales will result in a quicker recognition and a higher level of taxable income. Our previous business strategy of using primarily securitizations allowed for the deferral of taxable income. See "-- Application of Critical Accounting Estimates -- Deferred Tax Asset" for a discussion of the factors we considered in determining that it is more likely than not we will realize these benefits.

SEGMENT REPORTING

         We have three operating segments: Loan Origination, Servicing and Treasury and Funding. The Loan Origination segment originates home mortgage loans. The Servicing segment services the loans originated by us both while held as available for sale by us and subsequent to securitization. The Treasury and Funding segment offers our subordinated debenture securities pursuant to a registered public offering and obtains other sources of funding for our general operating and lending activities. All Other is mainly comprised of interest-only strips, unallocated overhead and other expenses unrelated to the reportable segments identified. Refer to Note 14 to the September 30, 2004 Consolidated Financial Statements for comparative data for the three months ended September 30, 2004 and 2003.

LOAN ORIGINATION SEGMENT

         TOTAL REVENUES. For the three months ended September 30, 2004, total revenues increased $5.7 million, or 173.8% to $13.5 million from $7.8 million for the three months ended September 30, 2003. Gains on whole loan sales increased to $6.1 million for the first quarter of fiscal 2005 from gains of $2.9 million for the first quarter of fiscal 2004. The volume of whole loan sales increased $331.2 million, to $602.2 million for the three months ended September 30, 2004 from $271.0 million for the three months ended September 30, 2003. In the three months ended September 30, 2003, we recorded gains of $0.8 million on the sale of $5.5 million of loans into an off-balance sheet facility before its expiration on July 5, 2003 and additional gains realized from our residual interests in $35.0 million of loans remaining in the off-balance sheet facility from June 30, 2003.

         TOTAL EXPENSES. Total expenses increased $5.8 million, or 13.6%, to $48.3 million for the three months ended September 30, 2004 compared to $42.5 million for the three months ended September 30, 2003. Interest expense for the loan origination segment consists primarily of interest expense on warehouse lines of credit used to fund loans. During the three months ended September 30, 2004, interest expense decreased $1.0 million, or 15.1%, to $5.6 million compared to $6.7 million for the three months ended September 30, 2003.

         Non-interest expense for the loan origination segment consists of a provision for credit losses, employee related costs, sales and marketing expenses and general and administrative expenses. The provision for credit losses for the three months ended September 30, 2004 decreased $4.1 million, or 96.0%, to $117 thousand, compared to $4.2 million for the three months ended September 30, 2003. The decrease was primarily due to lower loan charge-offs resulting from the decreased amounts of delinquent loans repurchased from securitization trusts. Employee related costs decreased $3.2 million, or 44.8%, to $4.0 million for the first quarter of fiscal 2005 from $7.2 million for the first quarter of fiscal 2004. The decrease in employee related costs was primarily attributable to the increase in loan originations and the ability to defer costs of loan origination personnel under SFAS No. 91. Sales and marketing expenses increased $2.5 million, or 99.1%, to $5.0 million for the period ended September 30, 2004, from $2.5 million for the period ended September 30, 2003 due to increases in direct mail and internet advertising for direct channel loan originations. For the three months ended September 30, 2004, general and administrative expenses increased $12.3 million to $10.6 million from a credit of $1.7 million for the three months ended September 30, 2003. The increase was primarily attributable to a $7.1 million increase in losses on derivative financial instruments and a $4.7 million increase in fees on new credit facilities

TREASURY AND FUNDING SEGMENT

         TOTAL REVENUES. For the three months ended September 30, 2004, total revenues decreased $3.6 million, or 19.8%, to $14.5 million from $18.1 million for the three months ended September 30, 2003. The reduction in total revenues is primarily attributed to a decrease in intercompany revenues earned on the allocation of capital. For the first quarter of fiscal 2005, the capital provided by the Treasury and Funding Segment decreased $152.2 million, or 25.8%, to $438.1 million compared to $590.3 million in the first quarter of fiscal 2004.

         TOTAL EXPENSES. Total expenses for the three months ended September 30, 2004 increased $1.2 million, or 6.9%, to $18.6 million from $17.4 million for the three months ended September 30, 2003 primarily due to a $1.1 million increase in advertising costs related to subordinated debentures.

SERVICING SEGMENT

         TOTAL REVENUES. For the three months ended September 30, 2004, total revenues decreased $6.1 million, or 45.3%, to $7.3 million from $13.4 million for the three months ended September 30, 2003. For the period ended September 30, 2004, contractual fee income decreased $5.8 million, or 44.4%, to $7.3 million from $13.1 million for the period ended September 30, 2003 due to the decrease in our managed portfolio.

         TOTAL EXPENSES. Total expenses decreased $3.6 million, or 33.3%, to $7.2 million for the three months ended September 30, 2004 compared to $10.8 million for the three months ended September 30, 2003. The decrease is due primarily to a reduction in professional fees and REO expenses.

ALL OTHER SEGMENTS

         TOTAL REVENUES. For the three months ended September 30 2004, total revenues increased $2.7 million, or 12.3%, to $24.7 million from $22.0 million for the three months ended September 30, 2003. An increase of $5.4 million in inter-segment revenues was partially offset by a $2.7 million decrease in interest accretion on interest-only strips. Interest accretion of $8.4 million was earned in the three months ended September 30, 2004 compared to $11.1 million in the three months ended September 30, 2003.

         TOTAL EXPENSES. Total expenses decreased $8.0 million, or 24.5%, to $24.8 million for the three months ended September 30, 2004 compared to $32.8 million for the three months ended September 30, 2003. The decrease for the period was principally due to a decline in the valuation adjustment for the securitization assets recorded in the income statement. For the three months ended September 30, 2004, the valuation adjustment decreased $10.8 million, or 99.7%, to $29 thousand from $10.8 million for the three months ended September 30, 2003.

BALANCE SHEET INFORMATION

                               BALANCE SHEET DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SEPTEMBER 30,    JUNE 30,
                                                              2004            2004
                                                           ------------    ----------
Cash and cash equivalents..............................    $   19,673      $      910
Restricted cash........................................        10,419          13,307
Loan and lease receivables:
    Loans available for sale...........................       336,511         304,275
    Non-accrual loans..................................         3,314           1,993
Interest and fees receivable...........................        15,304          18,089
Deferment and forbearance advances receivable..........         5,839           6,249
Loans subject to repurchase rights.....................        40,736          38,984
Interest-only strips...................................       448,812         459,086
Servicing rights.......................................        66,712          73,738
Deferred income tax asset..............................        66,201          59,133
Total assets...........................................     1,083,396       1,042,870

Subordinated debentures................................       490,026         522,609
Senior collateralized subordinated notes...............        97,454          83,639
Warehouse lines and other notes payable................       281,472         241,200
Accrued interest payable...............................        38,324          37,675
Total liabilities......................................     1,071,537       1,030,955
Total stockholders' equity.............................        11,859          11,915

Book value per common share   .........................    $     3.30      $     3.31

SEPTEMBER 30, 2004 COMPARED TO JUNE 30, 2004

         Total assets increased $40.5 million, or 3.9%, to $1,083.4 million at September 30, 2004 from $1,042.9 million at June 30, 2004 primarily due to increases in loans available for sale, cash and cash equivalents and deferred income tax assets. Decreases in interest-only strips and servicing rights partially offset these increases.

         Cash and cash equivalents increased $18.8 million, to $19.7 million at September 30, 2004 from $0.9 million at June 30, 2004 due to remedial actions taken to address liquidity issues described in "- Liquidity and Capital Resources."

         Loans available for sale increased $32.2 million, or 10.6% to $336.5 million. Loans available for sale at September 30, 2004 were at a historically high level due to our business strategy adjustments.

         Interest and fees receivable decreased $2.8 million, or 15.4%, to $15.3 million at September 30, 2004 from $18.1 million at June 30, 2004. This decrease is mainly due to decreases in receivables for tax and insurance payments advanced on behalf of borrowers whose loans we service and first lien buyouts and the write-off of $1.2 million of fee receivables related to loan collateral in trusts whose servicing we sold on September 27, 2004.

         Loans subject to repurchase rights increased $1.8 million, or 4.5%, due to increases in the amount of delinquent loans eligible for repurchase from securitization trusts. See "- Securitizations - Repurchase Rights" for a more information on loans subject to repurchase rights.

         Interest-only strips at September 30, 2004 decreased $10.3 million, or 2.2%, from June 30, 2004 as a result of cash flow received, partially offset by interest accretion and a write up of interest-only strips recorded through other comprehensive income. See "-- Securitizations" for a discussion of valuation adjustments recorded on our interest-only strips. Activity in our interest-only strips for the three months ended September 30, 2004 and 2003 was as follows (in thousands):

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ----------------------
                                                                                 2004         2003
                                                                              ---------    ---------
Balance at beginning of period                                                $ 459,086    $ 598,278
Initial recognition of interest-only strips, including initial
    overcollateralization of $0.........................................              -          950
Cash flow from interest-only strips.....................................        (33,141)     (56,222)
Required purchases of additional overcollateralization..................          4,615        7,660
Interest accretion......................................................          8,448       10,828
Adjustment for loans subject to repurchase rights.......................            309          162
Proceeds from sale of interest-only strips..............................         (9,120)           -
Adjustments to fair value recorded through other comprehensive income (a)        18,644       (6,122)
Other than temporary fair value adjustment (b)..........................            (29)      (9,951)
                                                                              ---------    ---------
Balance at end of period................................................      $ 448,812    $ 545,583
                                                                              =========    =========

(a) Adjustments to the carrying value of interest-only strips for the initial write up to fair value are recorded through other comprehensive income at the time of impairment, which is a component of stockholders' equity. Additionally, to the extent any individual interest-only strip has a portion of its initial write up to fair value still remaining in other comprehensive income, other than temporary decreases in its fair value would first be recorded as a reduction to other comprehensive income.

(b) Recorded through the income statement.

         The following table summarizes our purchases of overcollateralization by securitization trust for the three months ended September 30, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002. Purchases of overcollateralization represent amounts of residual cash flows from interest-only strips retained by the securitization trusts to establish required overcollateralization levels in the trust. Overcollateralization represents our investment in the excess of the aggregate principal balance of loans in a securitized pool over the aggregate principal balance of trust certificates. See "-- Securitizations" for a discussion of overcollateralization requirements.

     SUMMARY OF MORTGAGE LOAN SECURITIZATION OVERCOLLATERALIZATION PURCHASES
                                 (IN THOUSANDS)

                                     2003-2     2003-1   TOTAL
                                    -------    -------   ------
THREE MONTHS ENDED
SEPTEMBER 30, 2004:
Required purchases of additional
    overcollateralization ........  $ 1,719    $ 2,534   $ 4,253
                                    =======    =======   =======

                                     2003-2     2003-1   2002-4   2002-3    OTHER (A)    TOTAL
                                    -------    -------   -------  -------   --------   --------
YEAR ENDED JUNE 30, 2004:
Required purchases of additional
   overcollateralization..........  $ 3,872    $16,587   $ 9,323  $ 1,978   $(4,426)   $ 27,334
                                    =======    =======   =======  =======   =======    ========

(a) includes the recovery of $9.5 million of overcollateralization from an off-balance sheet mortgage conduit facility.

                                    2003-1   2002-4   2002-3   2002-2    2002-1     2001-4    2001-3    2001-2    OTHER    TOTAL
                                   -------   -------  -------  -------   -------    --------  -------   -------  -------  --------
YEAR ENDED JUNE 30, 2003:
Initial overcollateralization ....  $   --    $3,800  $    --  $   --    $    --    $    --   $  --      $  --   $ 6,841  $ 10,641
Required purchases of additional
   overcollateralization..........   4,807     8,728   10,972   13,300    10,586      12,522    7,645     3,007    1,686    73,253
                                   -------   -------  -------  -------   -------    --------  -------   -------  -------  --------
   Total.........................  $ 4,807   $12,528  $10,972  $13,300   $10,586    $ 12,522  $ 7,645   $ 3,007  $ 8,527  $ 83,894
                                   =======   =======  =======  =======   =======    ========  =======   =======  =======  ========

                                  2002-1    2001-4  2001-3   2001-2    2001-1   2000-4   2000-3    2000-2   2000-1   OTHER    TOTAL
                                 -------   -------  -------  -------  -------  --------  -------   ------   ------   -----    -----
YEAR ENDED JUNE 30, 2002:
Required purchases of additional
   overcollateralization ....... $ 3,814   $   908  $ 4,354  $11,654  $ 8,700  $  6,326  $ 3,074   $ 4,978  $ 2,490  $  973  $47,271
                                 =======   =======  =======  =======  =======  ========  =======   =======  =======  ======  =======

         Servicing rights decreased $7.0 million, or 9.5%, to $66.7 million at September 30, 2004 from $73.7 million at June 30, 2004, primarily due to the amortization of servicing rights.

         Our net deferred income tax increased from $59.1 million at June 30, 2004 to $66.2 million at September 30, 2004. For more detail on this net deferred income tax asset, see Note 10 of the September 30, 2004 Consolidated Financial Statements. This increase results primarily from recording $13.6 million of federal income tax benefits on our prior loss for the three months ended September 30, 2004, partially offset by the deferred tax credit recorded on September 30, 2004 write-up of our interest-only strips. See "-- Application of Critical Accounting Estimates -- Deferred Tax Asset" for more information regarding our deferred tax asset.

         Total liabilities increased $40.6 million, or 3.9% to $1,071.5 million at September 30, 2004 from $1,030.9 million at June 30, 2004 primarily due to increases in warehouse lines and notes payable, senior collateralized subordinated notes as a result of the second exchange offer, accounts payable and accrued expenses and other liabilities. Partially offsetting these increases were decreases in subordinated debentures as a results of the second exchange offer.

         During the three months ended September 30, 2004, subordinated debentures decreased $32.6 million, or 6.2%, to $490.0 million primarily due to the conversion of $30.8 million of subordinated debentures into 15.6 million shares of Series A preferred stock and $15.2 million of senior collateralized subordinated notes. See "-- Liquidity and Capital Resources" for further information regarding outstanding debt.

         Warehouse lines and other notes payable increased $40.3 million at September 30, 2004, or 16.7%, primarily due to the increase in loans available for sale.

         Other liabilities increased $8.6 million, or 12.0%, to $80.5 million at September 30, 2004 from $71.9 million at June 30, 2004 due to an increase of $10.4 million in our liability to fund closed loans partially offset by a $1.0 reduction in liabilities recorded for derivative financial instruments.

ON BALANCE SHEET PORTFOLIO QUALITY

         The following table provides data concerning delinquency experience, non-accrual loans, real estate owned and loss experience for loans on our balance sheet (dollars in thousands):

                                      SEPTEMBER 30, 2004        JUNE 30, 2004          MARCH 31, 2004
                                    --------------------  --------------------   ---------------------
                                       AMOUNT       %        AMOUNT        %        AMOUNT          %
                                    ---------   ------    ----------   ------     -----------   ------
DELINQUENCY BY TYPE:
BUSINESS PURPOSE LOANS (A)
Total portfolio.................    $   2,597             $    1,210              $     1,757
                                    =========             ==========              ===========
Period of delinquency:
  31-60 days....................    $       -       -%    $        -       -%     $         -       -%
  61-90 days....................            -       -%             -       -%               -       -%
  Over 90 days..................        2,314   89.10%         1,125   92.98%           1,401   79.74%
                                    ---------   ------    ----------   ------     -----------   ------
  Total delinquencies ..........    $   2,314   89.10%    $    1,125   92.98%     $     1,401   79.74%
                                    =========   ======    ==========   ======     ===========   ======
Amount of loans in non-accrual
  status (b) ...................        2,360                  1,125                    1,401
                                    =========             ==========              ===========
REO.............................    $     676             $      900              $     1,076
                                    =========             ==========              ===========
HOME MORTGAGE LOANS (A)
Total portfolio.................    $ 331,286             $  302,393              $   118,804
                                    =========             ==========              ===========
Period of delinquency:
  31-60 days....................    $     812    0.25%    $       69    0.02%     $       207    0.17%
  61-90 days....................           50    0.02%           201    0.07%             221    0.19%
  Over 90 days..................        2,073    0.63%         2,204    0.73%           3,932    3.31%
                                    ---------   ------    ----------   ------     -----------   ------
  Total delinquencies...........    $   2,935    0.89%    $    2,474    0.82%     $     4,360    3.67%
                                    =========   ======    ==========   ======     ===========   ======
Amount of loans in non-accrual
  status(b) ....................        2,192                  2,337                    4,305
                                    =========             ==========              ===========
REO.............................    $     834             $    1,020              $     1,432
                                    =========             ==========              ===========

TOTAL ON BALANCE SHEET LOANS (A)
Total loans and leases..........    $ 333,883             $  303,603              $   120,561
                                    =========             ==========              ===========
Period of delinquency:
  31-60 days....................    $     812    0.24%    $       69    0.02%     $       207    0.17%
  61-90 days....................           50    0.01%           201    0.07%             221    0.18%
  Over 90 days..................        4,387    1.31%         3,329    1.10%           5,137    4.26%
                                    ---------   ------    ----------   ------     -----------   ------
  Total delinquencies...........    $   5,249    1.57%    $    3,599    1.19%     $     5,565    4.62%
                                    =========    =====    ==========   ======     ===========   ======
Amount of loans in non-accrual
  status(b) ....................        4,552    1.36%         3,462    1.14%           5,706    4.73%
                                    =========    =====    ==========   ======     ===========   ======
REO.............................    $   1,510    0.45%    $    1,920    0.63%     $     2,508    2.08%
                                    =========    =====    ==========   ======     ===========   ======
NET LOSSES EXPERIENCED DURING THE
    THREE MONTH PERIOD (C):
On Loans:
     Non-accrual loans..........    $     289    0.38%    $    6,217   11.23%     $     5,784   14.46%
     Loans available for sale...            -       -%             -       -%               -       -%
On Leases.......................            -       -%             -       -%               -       -%
On REO..........................          569     0.7%         1,051    1.90%           1,876    4.69%
                                    ---------             ----------              -----------
 Total net losses...............    $     858    1.12%    $    7,268   13.13%     $     7,660   19.02%
                                    =========    =====    ==========   ======     ===========   ======

(a) Includes loans carried on our balance sheet as available for sale, non-accrual loans. Excludes deferred direct origination costs and allowance for loan losses. Non-accrual loans consist primarily of loans repurchased from securitization trusts.
(b) Non-accrual loans are included in total delinquencies in the "On Balance Sheet Portfolio Quality" table.
(c) Percentage based on annualized losses and average loans available for sale and non-accrual loans.

         DELINQUENT LOANS AVAILABLE FOR SALE. Total delinquent loans available for sale (loans with payments past due greater than 30 days) were $862 thousand at September 30, 2004, compared to $245 thousand and $231 thousand at June 30, 2004 and March 31, 2004, respectively. Total delinquent loans available for sale as a percentage of loans available for sale were 0.26% at September 30, 2004 compared to 0.08% and 0.20% at June 30, 2004 and March 31, 2004, respectively. If a loan available for sale becomes contractually delinquent for 90 days or more, it is placed on non-accrual status and transferred to non-accrual loans. We do not anticipate significant increases in the amount of delinquent loans available for sale because our adjusted business strategy focuses on whole loan sales, which result in loans being held on our books for short periods. The amount of loans available for sale which were transferred to non-accrual loans was $271 thousand for the three months ended September 30, 2004, $154 thousand for the three months ended June 30, 2004 and $985 thousand for the three months ended March 31, 2004. The following table summarizes delinquent loans available for sale (dollars in thousands):

                                     SEPTEMBER 30, 2004          JUNE 30, 2004           MARCH 31, 2004
                                   --------------------       -------------------     -------------------
                                       AMOUNT       %           AMOUNT         %        AMOUNT        %
                                   -----------    -----       ----------    -----     ----------    -----
Total loans available for
  sale.....................        $   329,331                $  300,141              $  114,847
                                   ===========                ==========              ==========
Period of delinquency:
  31-60 days..............         $       812    0.24%       $       69    0.02%     $       73    0.06%
  61-90 days..............                  50    0.02               176    0.06             158    0.14
  Over 90 days............                   -       -                 -       -               -       -
                                   -----------    -----       ----------    -----     ----------    -----
  Total delinquencies.....         $       862    0.26%       $      245    0.08%     $      231    0.20%
                                   ===========    =====       ==========    =====     ==========    =====

         NON-ACCRUAL LOANS. It is our policy to suspend the accrual of interest income when a loan is contractually delinquent for 90 days or more. Non-accrual loans consist primarily of loans repurchased from securitization trusts, but also include loans previously carried as available for sale when they become contractually delinquent for 90 days or more. The following table summarizes non-accrual loans by source at September 30, 2004 and 2003 (in thousands):

                                                             SEPTEMBER 30,
                                                       -------------------------
                                                         2004             2003
                                                       --------        ---------
Repurchased from securitization trusts...............   $ 4,392         $ 9,836
Transferred from loans available from sale...........        80           2,105
Other ...............................................        80               -
                                                       ---------       ---------
Total non-accrual loans..............................   $ 4,552        $ 11,941
                                                       =========       =========

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

         In a deferment arrangement, we make advances on behalf of the borrower in amounts equal to the delinquent loan payments, which include principal and interest. Additionally, we may pay taxes, insurance and other fees on behalf of the borrower. Based on our review of the borrower's current financial circumstances, the borrower must repay the advances and other payments and fees we make on the borrower's behalf either at the termination of the loan or on a payment plan. Borrowers must provide a written explanation of their hardship, which generally requests relief from their delinquent loan payments. We review the borrower's current financial situation and, based upon this review, we may create a payment plan for the borrower which allows the borrower to pay past due amounts over a period ranging from approximately 12 to 42 months, depending on the period for which deferment is requested, but not beyond the maturity date of the loan, in addition to making regular monthly loan payments. Each deferment arrangement must be approved by two of our managers. Deferment arrangements which defer two or more past due payments must also be approved by at least two senior vice presidents.

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

         During the three months ended September 30, 2004 and 2003 and fiscal year ended June 30, 2004, we did not record any fee income on these arrangements while we recorded $100 thousand and $59 thousand during fiscal years ended June 30, 2003 and 2002, respectively. We view deferment and forbearance arrangements as loss mitigation actions available to assist borrowers who have reached out for help to prevent their loans from becoming more delinquent and going into a default status. We believe that in order to assist these borrowers, "best practice" lending would suggest mitigating the cost to the borrowers related to entering into these arrangements. We had charged fees where permitted by state lending laws for entering into this type of arrangement, however, starting in fiscal 2004, we decided to discontinue the practice of charging fees to borrowers who entered into deferment and forbearance arrangements.

         The following table presents information regarding our on balance sheet receivables for advances to borrowers related to deferment and forbearance arrangements for the three months ended September 30, 2004 and 2003 (in thousands):

                                                                    ADVANCES RECEIVABLE
                                                     ---------------------------------------------------
                                                         UNDER             UNDER
                                                       DEFERMENT        FORBEARANCE           TOTAL
                                                     --------------    --------------     --------------
     THREE MONTHS ENDED SEPTEMBER 30, 2004:
     Balance June 30, 2004..............                  $  3,311           $  2,938           $  6,249
     Advances on new arrangements.......                       880                 68                948
     Payments received..................                      (511)              (473)              (984)
     Receivables written off............                      (236)              (138)              (374)
                                                     --------------    ---------------    ---------------
     Balance September 30, 2004.........                  $  3,444           $  2,395           $  5,839
                                                     ==============    ===============    ===============

     THREE MONTHS ENDED SEPTEMBER 30, 2003:
     Balance June 30, 2003..............                  $  1,286           $  3,055           $  4,341
     Advances on new arrangements.......                     1,511              1,320              2,831
     Payments received..................                      (287)              (576)              (863)
     Receivables written off............                      (218)              (147)              (365)
                                                     --------------    ---------------    ---------------
     Balance September 30, 2003.........                  $  2,292           $  3,652           $  5,944
                                                     ==============    ===============    ===============

         REAL ESTATE OWNED. REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, decreased to $1.5 million at September 30, 2004, compared to $1.9 million at June 30, 2004. The decrease in the amount of REO on our balance sheet at September 30, 2004 was mainly due to lower REO repurchases from the securitization trusts and liquidation of REO during the three months ended September 30, 2004.

         The activity in REO carried on our balance sheet during the three months ended September 30, 2004 and 2003 was as follows. For total REO purchased from securitization trusts and the valuation loss recorded at the time of purchase, see the table "Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" in "-- Securitizations -- Trigger Management." (in thousands):

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER  30,
                                                     ----------------------------
                                                         2004            2003
                                                     ------------   -------------
Balance at beginning of period.......................   $ 1,920         $ 4,776
Properties acquired through foreclosure (a)..........       101             676
Properties purchased from securitization trusts (a)..        96           4,202
Sales/liquidation proceeds...........................      (433)         (4,956)
Property revaluation losses..........................         -            (145)
(Loss) Gain on sale/liquidation......................      (174)             13
                                                        -------         -------
Balance at end of period.............................   $ 1,510         $ 4,566
                                                        =======         =======

--------------------
(a) At lower of cost or net realizable value.

         LOSS EXPERIENCE. During the three months ended September 30, 2004, we experienced net loan, lease and REO charge-offs of $0.9 million or 1.12% on an annualized basis. During the three months ended June 30, 2004, we experienced net charge-offs of $7.3 million or 13.13% on an annualized basis. During the three months ended March 31, 2004, we experienced net charge-offs of $7.7 million, or 19.02% on an annualized basis. Principal loss severity experience on delinquent loans generally has ranged from 20% to 30% of principal and loss severity experience on REO generally has ranged from 20% to 40% of principal. The increase in net charge-offs from the prior periods was mainly due to the larger volume of loans that became delinquent, were repurchased from securitization trusts and/or, were liquidated during the period, as well as economic conditions and the seasoning of the total portfolio. See the table "Summary of Loans and REO Repurchased from Mortgage Loan Securitization Trusts" for further detail of loan repurchase activity.

TOTAL PORTFOLIO QUALITY

         The following table provides data concerning delinquency experience, real estate owned and loss experience for the total loan portfolio in which we have interests, either because the loans are on our balance sheet or sold into securitizations in which we have retained interests. The total portfolio is divided into the portion of the portfolio managed and serviced by us, and the portion of the portfolio serviced by others. See "-- Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total portfolio and REO measures to our balance sheet. See "-- Deferment and Forbearance Arrangements" for the amounts of previously delinquent loans managed by us subject to these deferment and forbearance arrangements which are not included in this table if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) (dollars in thousands):

                                 SEPTEMBER 30, 2004         JUNE 30, 2004          MARCH 31, 2004
                              ------------------------- ---------------------- ----------------------
                                   AMOUNT       %           AMOUNT       %         AMOUNT        %
                              -------------- ---------- -----------  --------- ------------- ---------
DELINQUENCY BY TYPE:
MANAGED BY ABFS:
 BUSINESS PURPOSE LOANS
 Total portfolio.........     $     233,221             $   255,200            $    278,608
                              ==============            ============           =============
 Period of delinquency:
  31-60 days.............     $      12,849     5.51%   $     4,847   1.90%    $      4,864    1.75%
  61-90 days.............             6,608     2.83          4,241   1.66            5,798    2.08
  Over 90 days...........            44,926    19.26         51,625  20.23           52,434   18.82
                              -------------- ---------- -----------  --------- ------------- ---------
  Total delinquencies....     $      64,383    27.61%   $    60,713  23.79%    $     63,096   22.65%
                              =============  ========== ===========  ========= ============= =========
REO......................     $       5,662             $     3,725            $      4,441
                              ==============            ============           =============
HOME MORTGAGE LOANS
Total portfolio..........     $   1,671,205             $  1,836.678           $  1,914,165
                              ==============            ============           =============
Period of delinquency:
  31-60 days.............     $      49,624     2.97%   $    35,301   1.92%    $     36,885    1.93%
  61-90 days.............            25,083     1.50         18,961   1.03           21,964    1.15
  Over 90 days...........           100,317     6.00        104,441   5.69          121,999    6.37
                              -------------- ---------- -----------  --------- ------------- ---------
  Total delinquencies....     $     175,024    10.47%   $   158,703   8.64%    $    180,848    9.45%
                              =============  ========== ===========  ========= ============= =========
REO......................     $      31,562             $    30,675            $     21,778
                              ==============            ============           =============
TOTAL MANAGED BY ABFS
Total loans and leases...     $   1,904,426             $  2,091,878           $  2,192,773
                              ==============            ============           =============
Period of delinquency:
  31-60 days.............     $      62,473     3.28%   $    40,148   1.92%    $     41,749    1.90%
  61-90 days.............            31,691     1.66         23,202   1.11           27,762    1.27
  Over 90 days...........           145,243     7.63        156,066   7.46          174,433    7.95
                              -------------- ---------- -----------  --------- ------------- ---------
  Total delinquencies (b)     $     239,407    12.57%   $   219,416  10.49%    $    243,944   11.12%
                              ============== ========== ===========  ========= ============= =========
REO......................     $      37,224     1.95%   $    34,400   1.64%    $     26,189    1.19%
                              ============== ========== ===========  ========= ============= =========
SERVICED BY OTHERS (C):
Total portfolio serviced by
others...................     $     120,605             $   139,811            $    156,644
                              ==============            ============           =============
Period of delinquency:
  31-60 days.............     $       9,332     7.74%   $     6,976   4.99%    $      8,649    5.52%
  61-90 days.............             3,737     3.10          3,636   2.60            3,529    2.25
  Over 90 days...........            10,124     8.39          8,105   5.80            5,804    3.71
                              -------------- ---------- -----------  --------- ------------- ---------
  Total delinquencies....     $      23,193    19.23%   $    18,717  13.39%    $     17,982   11.48%
                              ============== ========== ===========  ========= ============= =========


                                  SEPTEMBER 30, 2004           JUNE 30, 2004        MARCH 31, 2004
                                 --------------------     -------------------    ---------------------
                                   AMOUNT         %         AMOUNT        %         AMOUNT         %
                                 -----------    ----      -----------   -----     -----------    -----
TOTAL PORTFOLIO..............    $ 2,025,031              $ 2,231,689             $ 2,349,417
                                 ===========              ===========             ===========

Period of delinquency:
    31-60 days...............    $    71,805     3.55%    $    47,124    2.11%    $    50,398     2.15%
    61-90 days...............         35,428     1.75          26,838    1.20          31,291     1.33
    Over 90 days.............        155,367     7.67         164,171    7.36         180,237     7.67
                                 -----------    -----     -----------   -----     -----------    -----
    Total delinquencies......    $   262,600    12.97%    $   238,133   10.67%    $   261,926    11.15%
                                 ===========    =====     ===========   =====     ===========    =====
REO..........................    $    37,224     1.84%    $    34,400    1.54%    $    26,189     1.11%
                                 ===========    =====     ===========   =====     ===========    =====

NET LOSSES EXPERIENCED
    DURING THE THREE MONTH
    PERIOD (B):
On Loans:
  Absorbed by securitization
     trusts..................    $     1,129     0.21%    $    1,691     0.29%    $     1,646     0.26%
  Non-accrual loans..........          1,658     0.31          6,217     1.08           5,784     0.91
  Loans available for sale...              -        -              -        -               -        -
  On Leases..................              -        -              -        -               -        -
On REO:
  Absorbed by securitization
   trusts.....................           288     0.05            216     0.04           1,617     0.25
  REO on balance sheet........           643     0.12          1,051     0.18           1,876     0.29
                                 -----------              -----------             -----------
 Total net losses.............   $     3,718     0.70%    $    9,175     1.60%    $    10,923     1.71%
                                 ===========    =====     ===========   =====     ===========    =====

-------------------
(a) We do not service the mortgage loans in the 2003-2 securitization trust, our most recent securitization, which closed in October 2003.

(b) Including previously delinquent loans under deferment and forbearance arrangements (which are reported as current loans if borrowers are current under the terms of the original note), total delinquency for the managed portfolio would be 22.26%, 20.83%, 11.68% and 10.11% at September 30, 2004,
    June 30, 2004, 2003 and 2002, respectively.

(c) Percentage based on annualized losses and average total portfolio.

         We do not service the mortgage loans in the 2003-2 securitization trust, our most recent securitization, which closed in October 2003. A third party services the $120.6 million of mortgage loans in that trust. Those loans and their delinquency status are included in the above Total Portfolio Quality table because we have retained securitization interests in the form of interest-only strips on our balance sheet. Due to different servicing practices, which may be followed by other loan servicers, loans serviced by others may perform less favorably and incur higher delinquencies and losses than the loans in the portfolio managed by us. We adjusted the initial loss assumption applied in valuing our interest-only strip from the 2003-2 securitization to account for this risk. No mortgage loans in the total portfolio were serviced by third parties prior to October 2003.

         DEFERMENT AND FORBEARANCE ARRANGEMENTS. See "-- On Balance Sheet Portfolio Quality -- Deferment and Forbearance Arrangements" for a discussion of how these arrangements arise and our policies and practices regarding deferment and forbearance arrangements.

         The following table presents, as of the end of our last ten quarters, information regarding loans under deferment and forbearance arrangements, which are reported as current loans if borrowers are current on principal and interest payments as required under the terms of the original note (exclusive of delinquent payments advanced or fees paid by us on the borrower's behalf as part of the deferment or forbearance arrangement) and thus not included in delinquencies in the delinquency table (dollars in thousands):

                                                        CUMULATIVE UNPAID PRINCIPAL BALANCE
                                        -----------------------------------------------------------------
                                                                                                % OF
                                                                                              PORTFOLIO
                                           UNDER            UNDER                            MANAGED BY
                                         DEFERMENT       FORBEARANCE          TOTAL(A)           ABFS
                                         ---------       -----------        ----------       -----------
June 30, 2002......................      $   64,958       $   73,705        $  138,663          4.52%
September 30, 2002.................          67,282           76,649           143,931          4.50
December 31, 2002..................          70,028           81,585           151,613          4.55
March 31, 2003.....................          85,205           84,751           169,956          4.89
June 30, 2003......................         110,487           87,199           197,686          5.41
September 30, 2003.................         141,547           80,467           222,014          7.47
December 31, 2003..................         152,664           75,769           228,433          9.17
March 31, 2004.....................         162,576           66,844           229,420         10.46
June 30, 2004......................         160,572           55,776           216,348         10.34
September 30, 2004.................         145,314           39,283           184,597          9.69

(a) Included in cumulative unpaid principal balance are loans with arrangements that were entered into longer than twelve months ago. At September 30, 2004, there was $63.6 million of cumulative unpaid principal balance under deferment arrangements and $31.2 million of cumulative unpaid principal balance under forbearance arrangements that were entered into prior to July 2003.

         Additionally, there are loans under deferment and forbearance arrangements, which have returned to delinquent status. At September 30, 2004 there was $72.9 million of cumulative unpaid principal balance under deferment arrangements and $53.7 million of cumulative unpaid principal balance under forbearance arrangements that are now reported as delinquent 31 days or more.

         During the final six months of fiscal 2003 and the first six months of fiscal 2004, we experienced a pronounced increase in the number of borrowers under deferment arrangements and in light of the weakened economic environment during that twelve-month period we made use of deferment arrangements to a greater degree than in prior periods. The economic conditions that contributed most to the greater use of deferment arrangements during this period related to increased unemployment, loss of one job in two income households, and reductions and leveling off in normal working hours and overtime. Since December 2003, we have experienced a reduction in new deferment arrangements due to improving economic conditions and if the improving economic environment continues, we expect to continue to experience a reduction in new deferment arrangements.

         The following table presents the amount of unpaid principal balance of loans that entered into a deferment or forbearance arrangement in each quarter (dollars in thousands):

                                                UNPAID PRINCIPAL BALANCE IMPACTED BY
                                                      ARRANGEMENTS ENTERED INTO
                                                         DURING THE QUARTER
                                          ----------------------------------------------------------------
                                                                                                   % OF
                                                                                                 PORTFOLIO
                                             UNDER              UNDER                           MANAGED BY
QUARTER ENDED:                             DEFERMENT         FORBEARANCE          TOTAL             ABFS
--------------                             ---------         -----------         --------       -----------
September 30, 2002.......................  $ 11,619            $ 23,564          $ 35,183           1.10%
December 31, 2002........................    17,015              27,004            44,019           1.32
March 31, 2003...........................    37,117              28,051            65,168           1.87
June 30, 2003............................    44,840              18,064            62,904           1.72
September 30, 2003.......................    58,419              15,955            74,374           2.50
December 31, 2003........................    52,029              14,272            66,301           2.66
March 31, 2004...........................    32,812               4,139            36,951           1.69
June 30, 2004............................    32,332                 982            33,314           1.59
September 30, 2004.......................    36,571                 435            37,006           1.94

         The following table presents a summary of the activity, in terms of the principal balance, of loans under these arrangements for the three months ended September 30, 2004 and 2003 (in thousands):

                                                      THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                      SEPTEMBER  30, 2004                SEPTEMBER 30, 2003
                                                --------------------------------    -------------------------------
                                                   UNDER              UNDER            UNDER              UNDER
                                                 DEFERMENT         FORBEARANCE       DEFERMENT         FORBEARANCE
                                                -------------    ---------------    -------------    --------------

Principal balance beginning of period..          $   160,572        $    55,776     $    110,487       $    87,199
Plus loans entering arrangements:
    First time arrangements.............              30,502                435           56,762            14,678
    Repeat arrangements.................               6,069                 --            1,657             1,277
Plus/Less loans that changed status:
    Loans returned to current status.....             23,728             12,010            6,950             5,286
    Loans returned to delinquent
     status(a)...........................            (57,826)           (23,662)         (22,593)          (22,682)
Less loans exiting the program:
    Loans charged off....................                 --                 --               (6)              (18)
    Loans paid off.......................            (11,734)            (3,022)          (9,156)           (4,521)
    Loans servicing released.............                (28)                --
    Loan principal payments received.....               (232)               (31)             (99)             (111)
    Loans that completed program.........             (5,737)            (2,223)          (2,455)             (641)
                                                   ----------       -----------     ------------       -----------
Principal balance end of period..........          $  145,314       $    39,283     $    141,547       $    80,467
                                                   ==========       ===========     ============       ===========

------------------------
(a) During the three months ended September 30, 2004, $1.2 million and $2.3 million of loans previously under forbearance and deferment arrangements, respectively, which had returned to delinquent status, were foreclosed.

         From June 30, 2002 through the quarter ended September 30, 2004, we entered into deferment and forbearance arrangements with borrowers with loan principal outstanding totaling $1.9 billion at the time of those arrangements. Of the total loans under deferment or forbearance arrangements, $425.2 million, or 23%, returned to delinquent status during fiscal years ended June 30, 2004 and 2003 and the three months ended September 30, 2004. Once these loans ceased to be current they were reported in our loan portfolio delinquency statistics. Since loans under deferment and forbearance arrangements are held within the securitization trusts loans, their return to delinquency status would be reflected in all trust delinquency and loss statistics and would be considered in delinquency and loss triggers for the respective securitization trusts. Any credit losses realized on loans under these arrangements are included in total portfolio historical losses, which are used in developing credit loss assumptions.

         DELINQUENT LOANS AND LEASES. Total delinquencies (loans with payments past due greater than 30 days, excluding REO) in the total portfolio were $262.6 million at September 30, 2004 compared to $238.1 million and $261.9 million at June 30, 2004 and March 31, 2004, respectively. Total delinquencies as a percentage of the total portfolio were 12.97% at September 30, 2004 compared to 10.67% and 11.15% at June 30, 2004 and March 31, 2004, respectively. The increase in delinquencies and delinquency percentage in fiscal 2005 were mainly due to the impact on our borrowers of weak and uncertain economic conditions, which may include the reduction in other sources of credit to our borrowers, and the seasoning of the total portfolio. As the total portfolio seasons, or ages, more borrowers can be expected to incur credit problems. These factors have resulted in a significant usage of deferment and forbearance arrangements. In addition, the delinquency percentage has increased due to high loan prepayment experience resulting from borrowers' refinancing activities. Refinancing is not typically available to delinquent borrowers, and therefore the remaining portfolio is experiencing a higher delinquency rate. A decrease in the amount of loans managed by us also contributed to the increase in the delinquency percentage at September 30, 2004 from June 30, 2004. As the total portfolio continues to season, and if our economy does not continue to improve, the delinquency rate may increase.

         REAL ESTATE OWNED. Total REO, comprising foreclosed properties and deeds acquired in lieu of foreclosure, increased to $37.2 million, or 1.84% of the total portfolio at September 30, 2004 compared to $34.4 million, or 1.54% at June 30, 2004 and $26.2 million, or 1.11% at March 31, 2004. The increase in REO resulted from actions taken during the fourth quarter of fiscal 2004 to slow down the sales and liquidations of REO properties in the total portfolio and to implement a program to identify REO properties whose values may be maximized through rehabilitation. We intend to put greater effort into rehabilitating those REO properties and renting the properties to create sales value. It is too early in this program to predict how successful the program may be. As the total portfolio continues to season and if our economy does not continue to improve, the REO balance may increase.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A primary market risk exposure that we face is interest rate risk. Profitability and financial performance is sensitive to changes in interest rate swap yields, Treasury yields and one-month LIBOR yields. Changes in these interest rates impact the interest rate spread between the effective rate of interest received on loans available for sale or securitized loans (all fixed interest rates) and the interest rates paid pursuant to credit facilities or the pass-through interest rate to investors for interests issued in connection with securitizations. Profitability and financial performance is also sensitive to the impact of changes in interest rates on the fair value of loans which are expected to be sold in whole loan sales. A substantial and sustained increase in market interest rates could adversely affect our ability to originate and purchase loans and maintain our profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on profitability and the fair value of interest rate sensitive balances (primarily loans available for sale, interest-only strips, servicing rights and subordinated debentures). We address this challenge by carefully monitoring our product pricing, the actions of our competition and market trends and the use of hedging strategies in order to continue to originate loans in as profitable a manner as possible.

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

                                                             AMOUNT MATURING AFTER SEPTEMBER 30, 2004
                                        ----------------------------------------------------------------------------------
                                         MONTHS       MONTHS    MONTHS    MONTHS     MONTHS      THERE-             FAIR
                                        1 TO 12     13 TO 24  25 TO 36    37 TO 48   49 TO 60    AFTER    TOTAL     VALUE
                                        --------    --------  ---------  ---------  ---------   -------- -------- ---------
      RATE SENSITIVE ASSETS:
      Loans available for sale (a).... $ 332,709    $    49   $    53    $     57   $      62   $  3,581  $336,511   $345,953
      Interest-only strips............   103,908     90,057    64,282      54,660      49,543    344,973   707,423    448,812
      Servicing rights................    17,183     13,767    12,365      11,274      10,270     66,351   131,210     66,712

      RATE SENSITIVE LIABILITIES:
      Fixed interest rate borrowings.. $ 374,226    $155,704  $32,241    $  7,507   $   7,492   $ 11,839  $589,009   $587,898
      Average interest rate...........     10.29%       9.87%   10.17%       9.63%      11.76%     11.93%    10.22%
      Variable interest rate
        borrowings.................... $ 279,943    $     --  $    --    $     --   $      --   $     --  $279,943   $279,943
      Average interest rate...........     4.21%          --       --          --          --         --      4.21%

-------------------------
(a) For purposes of this table, all loans which qualify for securitization or whole loan sale are reflected as maturing within twelve months, since loans available for sale are generally held for less than three months prior to securitization or whole loan sale.


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

         INTEREST-ONLY STRIPS AND SERVICING RIGHTS. A portion of the certificates issued to investors by certain securitization trusts are floating interest rate certificates based on one-month LIBOR plus an interest rate spread. The fair value of the excess cash flow we will receive from these trusts would be affected by any changes in interest rates paid on the floating interest rate certificates. At September 30, 2004, $195.5 million of debt issued by loan securitization trusts was floating interest rate certificates based on one-month LIBOR, representing 13.2% of total debt issued by loan securitization trusts. In accordance with accounting principles generally accepted in the United States of America, the changes in fair value are generally recognized as part of net adjustments to other comprehensive income, which is a component of stockholders' equity. As of September 30, 2004, the interest rate sensitivity for $170.6 million of floating interest rate certificates issued by securitization trusts is managed with an interest rate swap contract effectively fixing our cost for this debt. See "-- Strategies for Use of Derivative Financial Instruments" for further detail. The interest rate sensitivity for $63.0 million of floating interest rate certificates issued from the 2003-1 Trust is managed by an interest rate cap, which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down. The interest rate sensitivity for $107.6 million of floating interest rate certificates issued from the 2003-2 Trust is managed by an interest rate cap, which was entered into by the Trust at the inception of the securitization. This interest rate cap limits the one-month LIBOR to a maximum rate of 4.0% and was structured to automatically unwind as the floating interest rate certificates pay down.

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

         SUBORDINATED DEBENTURES AND SENIOR COLLATERALIZED SUBORDINATED NOTES. We also experience interest rate risk to the extent that as of September 30, 2004 approximately $213.4 million of our liabilities were comprised of fixed interest rate subordinated debentures and senior collateralized subordinated notes outstanding with scheduled maturities of greater than one year. To the extent that market interest rates demanded on subordinated debentures increase in the future, the interest rates paid on replacement debt could exceed interest rates currently paid thereby increasing interest expense and reducing net income.

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

         RELATED TO LOANS EXPECTED TO BE SOLD THROUGH WHOLE LOAN SALE TRANSACTIONS. We may also utilize derivative financial instruments in an attempt to mitigate the effect of changes in market interest rates between the date loans are originated at fixed interest rates and the date that the loans will be sold in a whole loan sale. Derivative contracts may be specifically designated as hedges of mortgage loans, which we would expect to include in a whole loan sale transaction at a future date. We may hedge the effect of changes in market interest rates with forward sale agreements, Eurodollar futures, forward starting interest rate swaps, forward treasury sales or derivative contracts of similar underlying securities. We also enter into forward sale agreements to manage this risk.

         SUMMARY OF HEDGE ACCOUNTING. We recorded the following gains and losses on the fair value of derivative financial instruments accounted for as hedging transactions for the three months ended September 30, 2004. There were no derivative financial instruments accounted for as hedging transactions for the three months ended September 30, 2003. Ineffectiveness related to qualified hedging relationships was immaterial. Ineffectiveness is a measure of the difference in the change in fair value of the derivative financial instrument as compared to the change in the fair value of the item hedged (in thousands):

              THREE MONTHS ENDED SEPTEMBER 30, 2004
              Recorded in gains and losses on derivative financial
                   instruments:
              Gains (losses) on derivative financial instruments....... $  (652)
              Gains (losses) on hedged loans........................... $   632
              Amount settled in cash - received (paid)................. $  (773)

         At September 30, 2004 and June 30, 2004, the notional amounts of forward sale agreements and Eurodollar futures contracts accounted for as hedges and related unrealized gains and losses recorded as assets or liabilities on the balance sheet were as follows (in thousands):

                                                           SEPTEMBER 30, 2004              JUNE 30, 2004
                                                       --------------------------     ------------------------
                                                         NOTIONAL      UNREALIZED      NOTIONAL     UNREALIZED
                                                          AMOUNT        (LOSS)          AMOUNT        (LOSS)
                                                       -----------    ------------    -----------   -----------
   Forward sale agreement..................            $   360,358    $      --     $   275,000   $       --
   Eurodollar futures contracts............            $        --    $      --     $    27,962   $      (103)

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

         RELATED TO LOANS EXPECTED TO BE SOLD THROUGH WHOLE LOAN SALE TRANSACTIONS. During fiscal 2005 and 2004, we used Eurodollar futures contracts or interest rate swap contracts to manage interest rate risk on loans in our pipeline or loans expected to be sold in whole loan sale transactions.

         Forward starting interest rate swap contracts with a notional amount of $170.0 million were carried over from a fiscal 2003 disqualified hedging relationship. These forward starting interest rate swap contracts were used to manage the effect of changes in market interest rates on the fair value of fixed-rate mortgage loans that were sold in the three months ended September 30, 2003 and the contracts were closed in that quarter. We had elected not to designate these derivative contracts as an accounting hedge.

         We recorded the following gains and losses on the fair value of derivative financial instruments classified as trading for the three months ended September 30, 2004 and 2003 (in thousands):

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         -----------------------------
                                                                              2004           2003
                                                                          ------------     -----------
Trading Gains/(Losses) on Eurodollar futures contracts:
Related to loan pipeline................................................  $    (1,969)      $       --
Amount settled in cash - (paid).........................................  $    (2,838)      $       --

Trading Gains/(Losses) on forward starting interest rate swaps:
Related to whole loan sales.............................................   $       --       $   5,097
Amount settled in cash - (paid).........................................   $       --       $  (1,212)

         At September 30, 2004 and June 30, 2004, outstanding Eurodollar futures contracts used to manage interest rate risk on loans in our pipeline or expected to be sold in whole loan sale transactions and associated unrealized gains and unrealized losses recorded as assets and liabilities on the balance sheet were as follows (in thousands):

                                                   SEPTEMBER 30, 2004                     JUNE 30, 2004
                                              --------------------------          ----------------------------
                                               NOTIONAL      UNREALIZED              NOTIONAL        UNREALIZED
                                                AMOUNT          GAIN                  AMOUNT           (LOSS)
                                              ----------     -----------          -------------      ----------
Eurodollar futures contracts............        $10,000          $ 2                 $202,038         $ (851)

         The sensitivity of the Eurodollar futures contracts held as trading as of September 30, 2004 to a 0.1% change in market interest rates is $2 thousand.

         RELATED TO INTEREST-ONLY STRIPS. We had an interest rate swap contract, which was not designated as an accounting hedge, designed to reduce the exposure to changes in the fair value of certain interest-only strips due to changes in one-month LIBOR. This contract matured in April 2004. Unrealized gains and losses on the interest rate swap contract were due to changes in the interest rate swap yield curve during the periods the contract was in place. Net gains and losses on this interest rate swap contract included the amount of cash settlement with the contract counter party each period. Net gains and losses on this interest rate swap contract for the three months ended September 30, 2003 were as follows (in thousands):

Unrealized gain (loss) on interest rate swap
    contract.........................................      $   177
Cash interest paid on interest rate swap contract....         (166)
                                                           -------
Net gain (loss) on interest rate swap contract.......      $    11
                                                           =======

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

RELATED PARTY TRANSACTIONS

         We have a non-recourse loan receivable from our Chairman and Chief Executive Officer, Anthony J. Santilli, for $0.6 million, which was an advance for the exercise of stock options to purchase 247,513 shares (272,264 shares after the effect of stock dividends) of our common stock in 1995. The loan is due in September 2005 (earlier if the stock is disposed of). Interest at 6.46% is payable annually. The non-recourse loan is secured by 247,513 shares (272,264 shares after the effect of stock dividends) of our common stock, and is shown as a reduction of stockholders' equity in our financial statements. Mr. Santilli is current in all payments required by the loan agreement. Our only recourse in the event of non-payment is to the shares securing the loan.

         In February 2003, we awarded 2,000 shares (2,200 shares after the effect of a subsequent stock dividend) of our common stock to each of Warren E. Palitz and Jeffrey S. Steinberg as newly appointed members of our Board of Directors.

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

         Barry Epstein, Managing Director of the National Wholesale Residential Mortgage Division, received 200,000 shares (220,000 shares after giving effect to subsequent stock dividends) of common stock on December 24, 2003 under the terms of his employment agreement, subject to the transfer restrictions and forfeiture provisions provided for in a restricted stock agreement until achievement of certain performance goals stipulated in both agreements. The shares were issued by us as a material inducement for Mr. Epstein's employment. The performance goals have been met, and the transfer and forfeiture provisions have been terminated, with respect to 100,000 shares (110,000 shares after giving effect to a subsequent stock dividend).

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

         Anthony J. Santilli, our Chairman, Chief Executive Officer and President, Beverly Santilli, our Executive Vice President, and Dr. Jerome Miller, our director, each held subordinated debentures eligible to participate in the first exchange offer. Each named individual tendered all such eligible subordinated debentures in the first exchange offer and as of February 6, 2004, the expiration date of the first exchange offer, pursuant to the terms of the first exchange offer, were holders of the following number of shares of Series A preferred stock (SAPS) and aggregate amount of senior collateralized subordinated notes (SCSN): Mr. Santilli: SAPS - 4,691, SCSN - $4,691; Mrs.
Santilli: SAPS - 4,691, SCSN - $4,691; Dr. Miller: SAPS - 30,164, SCSN - $30,164. Mr. Santilli and Mrs. Santilli subsequently transferred ownership of the Series A preferred stock acquired on February 6, 2004.

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

  SEPTEMBER 30, 2004:                                                          DELINQUENCIES
  ------------------------------------------------------------------------------------------------
                                                                             AMOUNT         %
                                                                           ------------ ----------
  On-balance sheet loan receivables:
     Loans available for sale......................  $        329,331   $          862
     Non-accrual loans.............................             4,552            4,387
                                                         -------------     ------------
         Total on-balance sheet loan receivables...           333,883            5,249      1.57%
  Securitized loan receivables.....................         1,691,148          257,351     15.22%
                                                         -------------     ------------
     Total Portfolio...............................  $      2,025,031   $      262,600     12.97%
                                                         =============     ============

  On-balance sheet REO.............................  $          1,510
  Securitized REO..................................            35,714
                                                         -------------
  Total REO........................................  $         37,224
                                                         =============

  JUNE 30, 2004:                                                               DELINQUENCIES
  ------------------------------------------------------------------------------------------------
                                                                              AMOUNT         %
                                                                         ------------ ------------
  On-balance sheet loan receivables:
     Loans available for sale......................  $        300,141   $          245
     Non-accrual loans.............................             3,462            3,354
                                                         -------------     ------------
         Total on-balance sheet loan receivables...           303,603            3,599      1.19%
  Securitized loan and lease receivables........            1,928,086          234,534     12.16%
                                                         -------------     ------------
  Total Portfolio...............................     $      2,231,689   $      238,133     10.67%
                                                         =============     ============

  On-balance sheet REO..........................     $          1,920
  Securitized REO...............................               32,480
                                                         -------------
  Total REO.....................................     $         34,400
                                                         =============

  MARCH 31, 2004:                                                            DELINQUENCIES
  ----------------------------------------------------------------------------------------------
                                                                           AMOUNT        %
                                                                   -----------------------------
  On-balance sheet loan receivables:
     Loans available for sale....................   $     114,855      $        231
     Non-accrual loans...........................           5,706             5,334
                                                      -------------    -------------
         Total on-balance sheet loan receivables.         120,561             5,565       4.62%
  Securitized loan and lease receivables.........                                        11.50%
                                                        2,228,856           256,361
                                                      -------------    -------------
  Total Portfolio................................   $   2,349,417       $   261,926      11.15%
                                                      =============    =============

  On-balance sheet REO...........................   $       2,508
  Securitized REO................................          23,681
                                                      -------------
  Total REO......................................   $      26,189
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

RECENT ACCOUNTING PRONOUNCEMENTS

         No new accounting pronouncements affecting us have been issued since the filing of our June 30, 2004 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk."

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


PART II. OTHER INFORMATION

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

         We also agreed to contribute a total of $80 thousand, and made this contribution as required, to a U.S. Department of Housing and Urban Development
(HUD) approved housing counseling organization providing housing counseling in states in which we originate home mortgage loans. Under our revised forbearance policy, eligible borrowers are sent a letter, along with our standard form forbearance agreement encouraging them to: read the forbearance agreement; seek the advice of an attorney or other advisor prior to signing the forbearance agreement; and contact our consumer advocate by calling a toll-free number with questions. The Joint Agreement requires that for 18 months following its execution, we will notify the U.S. Attorney's Office of any material changes we propose to make to our forbearance policy and form of forbearance agreement (or cover letter) and that no changes to these documents shall be effective until at least 30 days after this notification. The U.S. Attorney reserves the right to reinstitute its inquiry if we do not comply with our revised forbearance policy, fail to provide the 30 days' notice described above, or disregard the concerns of the U.S. Attorney's Office after providing such notice. The Joint Agreement also requires that we provide the U.S. Attorney with two independently prepared reports confirming our compliance with our revised forbearance policy (including the standard form of forbearance agreement and cover letter) and internal company training for collections department employees described below. These reports are to be submitted to the U.S. Attorney's Office at 9 and 18 months after the execution of the Joint Agreement. KPMG LLP, which we engaged to perform an independent compliance audit required at the end of the 9-month period, determined that we had complied with our policy requirements entered into as a result of the Joint Agreement with the U.S. Attorney's Office.

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

         The consolidated amended class action complaint brings claims on behalf of a class of all purchasers of our common stock for a proposed class period of January 27, 2000 through June 26, 2003. The consolidated complaint names us, our director and Chief Executive Officer, Anthony J. Santilli, our Chief Financial Officer, Albert Mandia, and former director, Richard Kaufman, as defendants and alleges that, among other things, we and the named directors and officers violated Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint alleges that, during the applicable class period, our forbearance and deferment practices enabled us to, among other things, lower our delinquency rates to facilitate the securitization of our loans which purportedly allowed us to collect interest income from our securitized loans and inflate our financial results and market price of our common stock. The consolidated amended class action complaint seeks unspecified compensatory damages, costs and expenses related to bringing the action, and other unspecified relief. We filed a motion to dismiss this class action on October 21, 2004.

         On March 15, 2004, a shareholder derivative action was filed against us, as a nominal defendant, and our director and Chief Executive Officer, Anthony J. Santilli, our Chief Financial Officer, Albert Mandia, our directors, Messrs. Becker, DeLuca and Sussman, and our former director Mr. Kaufman, as defendants, in the United States District Court for the Eastern District of Pennsylvania. The complaint is captioned: Osterbauer v. Santilli, Kaufman, Mandia, Becker, DeLuca and Sussman, Civil Action No. 04-1105. The lawsuit was brought nominally on behalf of the Company, as a shareholder derivative action, alleging that the named directors and officers breached their fiduciary duties to the Company, engaged in the abuse of control, gross mismanagement and other violations of law during the period from January 27, 2000 through June 25, 2003. The lawsuit seeks unspecified compensatory damages, equitable or injunctive relief and costs and expenses related to bringing the action, and other unspecified relief. The parties have agreed to stay this case pending disposition of any motion to dismiss the consolidated amended complaint filed in the putative consolidated securities class action.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Securities Issued in Non-Public Offerings. As of August 23, 2004, in connection with the exchange offers, we issued $99.2 million in the aggregate principal amount of senior collateralized subordinated notes and 109.4 million shares of Series A preferred stock in exchange for $208.6 million in the aggregate principal amount of subordinated debentures. We issued the foregoing senior collateralized subordinated notes and shares of the Series A preferred stock in reliance on the exemption from the registration under Section 3(a)(9) of the Securities Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of the terms of the conversion of the Series A preferred stock into our common stock.

         Dilutive and Other Effects of Issuance of Series A Convertible Preferred Stock. As of August 23, 2004, in connection with the exchange offers, we issued 109.4 million shares of Series A preferred stock in exchange for investment notes. Our stockholders generally do not have preemptive rights with respect to our preferred stock. Therefore, existing holders of common stock do not have any preferential rights to purchase shares of the Series A Convertible Preferred Stock or other shares of preferred stock that may be designated by the Board. The shares of the Series A Convertible Preferred Stock are convertible into common stock, and the maximum number of shares of our common stock into which 109.4 million shares of the Series A Preferred Stock issued in connection with the exchange offers can be converted is 28.5 million, provided that: (i) all dividends on the Series A Convertible Preferred Stock will have been paid by the conversion date; (ii) the conversion date is on or after the 3rd anniversary of the issuance date; and (iii) the market price of a share of common stock is $5.00. The issuance of 28.5 million shares of common stock upon conversion of the Series A Preferred Stock outstanding as of August 23, 2004 and the potential issuance of shares of common stock if we issue additional shares of Series A Convertible Preferred Stock could result in the dilution of the equity interests of current holders of our common stock. The rights and preferences of holders of the Series A Convertible Preferred Stock are senior to the rights and preferences of the holders of our common stock. If our Board of Directors issues another series of preferred stock, the rights and preferences of such series may be senior to the rights and preferences of the shares of the Series A Convertible Preferred Stock and would be also senior to the rights and preferences of the common stock.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION

         (a) None.

         (b) On September 29, 2004, the Company adopted procedures, as described below, by which its stockholders may recommend nominees to the Company's board of directors as required by Item 7(d)(2)(ii)(G) of Schedule 14A under the Exchange Act. The Nominating Committee of the Company's Board of Directors will consider properly submitted stockholder recommendations for director candidates. A stockholder who wishes to recommend a prospective director nominee should send a signed and dated letter to the Nominating Committee, c/o Stephen M. Giroux, Corporate Secretary, American Business Financial Services, Inc., 100 Penn Square East, Philadelphia, PA 19107. The letter must include the following information:

         o  name and address of the stockholder making the recommendation;

         o proof that the stockholder was the stockholder of record, and/or beneficial owner, of the Company's common stock as of the date of the letter;

         o  the name, address and resume of the recommended nominee; and

         o the written consent of the recommended nominee to serve as a director of the Company if so nominated and elected.

ITEM 6. EXHIBITS

EXHIBITS

      EXHIBIT
      NUMBER                                             DESCRIPTION
     --------        ---------------------------------------------------------------------------------------------

       10.1          Amendment No. 2, dated as of June 24, 2004, to Sale and Servicing Agreement, among ABFS
                     Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"),
                     American Business Mortgage Services, Inc. ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., as servicer, ABFS Mortgage Loan Warehouse Trust 2003-1, as trust, American Business Financial Services, Inc., as sponsor, JPMorgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser.

       10.2          Amendment No. 3, dated as of June 30, 2004, to Sale and Servicing Agreement, among ABFS
                     Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"),
                     American Business Mortgage Services, Inc. ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., as servicer, ABFS Mortgage Loan Warehouse Trust 2003-1, as trust, American Business Financial Services, Inc., as sponsor, JPMorgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser.

       10.3          Seventh Waiver Letter, dated as of October 31, 2004, from JPMorgan Chase Bank regarding (i)
                     the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc.,
                     HomeAmerican Credit, Inc., American Business Mortgage Services, Inc., American Business
                     Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"), American Business Financial
                     Services, Inc., and JPMorgan Chase Bank, as indenture trustee and collateral agent ("Indenture
                     Trustee") and JPMorgan Chase Bank, as note purchaser, and (ii) the Indenture, dated as of
                     September 22, 2003, between the Trust and the Indenture Trustee.

       10.4          Amendment No. 6, dated as of November 5, 2004, to Sale and Servicing Agreement, among ABFS
                     Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"),
                     American Business Mortgage Services, Inc. ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., as servicer, ABFS Mortgage Loan Warehouse Trust 2003-1, as trust, American Business Financial Services, Inc., as sponsor, JPMorgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser.

       10.5          Master Loan and Security Agreement, dated as of November 4, 2004, by and between Penn Square
                     East Funding, LLC, as Borrower, and Fortress Credit Corp., as Lender.



      EXHIBIT
      NUMBER                                             DESCRIPTION
     --------        ---------------------------------------------------------------------------------------------

       10.6          Asset Purchase Agreement, dated as of November 4, 2004, between HomeAmerican Credit, Inc. and
                     American Business Mortgage Services, Inc., jointly and severally, as Sellers, and Penn Square
                     East Funding, LLC, as Purchaser.

       10.7          Servicing Agreement, dated as of November 4, 2004, between Penn Square East Funding, LLC, as
                     Owner, Fortress Credit Corp., as Lender, American Business Mortgage Services, Inc. and
                     HomeAmerican Credit, Inc., jointly and severally, as Servicer, and Countrywide Home Loans
                     Servicing LP, as Backup Servicer.

       10.8          Pledge and Security Agreement, dated as of November 4, 2004, made and given by HomeAmerican
                     Credit, Inc. and American Business Mortgage Services, Inc., each a Grantor and, collectively,
                     Grantors, in favor of Fortress Credit Corp., as Secured Party.

       10.9          Commitment Letter, dated as of October 26, 2004, from The Patriot Group, LLC to American
                     Business Financial Services, Inc.

       10.10         Letter, dated November 8, 2004, amending Commitment Letter, dated October 26, 2004, from
                     The Patriot Group, LLC to American Business Financial Services, Inc.

       10.11         Consents and Amendment to Fee Letter, dated October 26, 2004, from Clearwing Capital, LLC to ABFS Consolidated Holdings, Inc.

       10.12         Commitment Letter, dated as of November 1, 2004, from The CIT Group/Business Credit, Inc. and
                     Clearwing Capital, LLC to American Business Financial Services, Inc.

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

                                    AMERICAN BUSINESS FINANCIAL SERVICES, INC.


DATE: November 12, 2004             By: /s/ Albert W. Mandia
                                       -------------------------------
                                        Albert W. Mandia
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

      EXHIBIT
      NUMBER                                             DESCRIPTION
     --------        ---------------------------------------------------------------------------------------------
       10.1          Amendment No. 2, dated as of June 24, 2004, to Sale and Servicing Agreement, among ABFS
                     Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"),
                     American Business Mortgage Services, Inc. ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., as servicer, ABFS Mortgage Loan Warehouse Trust 2003-1, as trust, American Business Financial Services, Inc., as sponsor, JPMorgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser.

       10.2          Amendment No. 3, dated as of June 30, 2004, to Sale and Servicing Agreement, among ABFS
                     Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"),
                     American Business Mortgage Services, Inc. ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., as servicer, ABFS Mortgage Loan Warehouse Trust 2003-1, as trust, American Business Financial Services, Inc., as sponsor, JPMorgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser.

       10.3          Seventh Waiver Letter, dated as of October 31, 2004, from JPMorgan Chase Bank regarding (i)
                     the Sale and Servicing Agreement, dated as of September 22, 2003, among ABFS Balapointe, Inc.,
                     HomeAmerican Credit, Inc., American Business Mortgage Services, Inc., American Business
                     Credit, Inc., ABFS Mortgage Loan Warehouse Trust 2003-1 ("Trust"), American Business Financial
                     Services, Inc., and JPMorgan Chase Bank, as indenture trustee and collateral agent ("Indenture
                     Trustee") and JPMorgan Chase Bank, as note purchaser, and (ii) the Indenture, dated as of
                     September 22, 2003, between the Trust and the Indenture Trustee.

       10.4          Amendment No. 6, dated as of November 5, 2004, to Sale and Servicing Agreement, among ABFS
                     Balapointe, Inc., as depositor, HomeAmerican Credit, Inc., d/b/a Upland Mortgage ("Upland"),
                     American Business Mortgage Services, Inc. ("ABMS" together with Upland, the "Originators"), and American Business Credit, Inc., as servicer, ABFS Mortgage Loan Warehouse Trust 2003-1, as trust, American Business Financial Services, Inc., as sponsor, JPMorgan Chase Bank, as indenture trustee, JPMorgan Chase Bank, as collateral agent, and JPMorgan Chase Bank, as note purchaser.

       10.5          Master Loan and Security Agreement, dated as of November 4, 2004, by and between Penn Square
                     East Funding, LLC, as Borrower, and Fortress Credit Corp., as Lender.

       10.6          Asset Purchase Agreement, dated as of November 4, 2004, between HomeAmerican Credit, Inc. and
                     American Business Mortgage Services, Inc., jointly and severally, as Sellers, and Penn Square
                     East Funding, LLC, as Purchaser.

      EXHIBIT
      NUMBER                                             DESCRIPTION
     --------        ---------------------------------------------------------------------------------------------

       10.7          Servicing Agreement, dated as of November 4, 2004, between Penn Square East Funding, LLC, as
                     Owner, Fortress Credit Corp., as Lender, American Business Mortgage Services, Inc. and
                     HomeAmerican Credit, Inc., jointly and severally, as Servicer, and Countrywide Home Loans
                     Servicing LP, as Backup Servicer.

       10.8          Pledge and Security Agreement, dated as of November 4, 2004, made and given by HomeAmerican
                     Credit, Inc. and American Business Mortgage Services, Inc., each a Grantor and, collectively,
                     Grantors, in favor of Fortress Credit Corp., as Secured Party.

       10.9          Commitment Letter, dated as of October 26, 2004, from The Patriot Group, LLC to American
                     Business Financial Services, Inc.

       10.10 Letter, dated November 8, 2004, amending Commitment Letter, dated October 26, 2004, from The Patriot Group, LLC to
                     American Business Financial Services, Inc.

       10.11         Consents and Amendment to Fee Letter, dated October 26,
                     2004, from Clearwing Capital, LLC to ABFS Consolidated
                     Holdings, Inc.

       10.12         Commitment Letter, dated as of November 1, 2004, from The CIT Group/Business Credit, Inc. and
                     Clearwing Capital, LLC to American Business Financial Services, Inc.

       31.1          Chief Executive Officer's Certificate

       31.2          Chief Financial Officer's Certificate

       32.1          Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.