Form 10-K/A
period 2004-06-30
AMERICAN BUSINESS FINANCIAL SERVICES INC /DE/
filed 2004-12-02
CIK 772349

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

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

         The number of shares outstanding of the registrant's Common Stock as of December 1, 2004, the last practicable date before the filing of this amendment to this Form 10-K was 3,598,342 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's 2004 Annual Report, attached as
Exhibit 13 to this Form 10-K/A (Amendment No. 2), are incorporated by reference into Items 5-8 of Part II of this Form 10-K/A (Amendment No. 2).

                                EXPLANATORY NOTE

         American Business Financial Services, Inc. (the "Company") is amending its Annual Report on Form 10-K ("Form 10-K") filed on October 13, 2004 to supplement certain information contained in the Form 10-K, including the notes to the financial statements for the year ended June 30, 2004 in response to the comments that the Company has received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission in connection with their review of the Company's registration statement on Form S-2. None of the changes to the Form 10-K reflected in this Form 10-K/A (Amendment No. 2) resulted in a restatement of the financial statements or other financial information included in the Form 10-K, however, the Company reclassified certain items. These changes had no effect on previously reported net loss or net loss per share. The Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the Form 10-K, other than to include information for the three months ended September 30, 2004 in the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or modify or update those disclosures in any way other than as required to reflect the effects of the comments received.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Information contained under the caption "Market for Common Stock and Related Stockholder Matters" in the Company's 2004 Annual Report, which is attached as Exhibit 13 to this Form 10-K/A (Amendment No. 2), is incorporated herein by reference in response to this item.


ITEM 6.  SELECTED FINANCIAL DATA

         Information contained under the caption "Selected Consolidated Financial Data" in the Company's 2004 Annual Report, which is attached as
Exhibit 13 to this Form 10-K/A (Amendment No. 2), is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2004 Annual Report, which is attached as Exhibit 13 to this Form 10-K/A (Amendment No. 2), is incorporated herein by reference in response to this item.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2004 Annual Report, which is attached as Exhibit 13 to this Form 10-K/A (Amendment No. 2), is incorporated herein by reference in response to this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information contained under the caption "Index to Consolidated Financial Statements - Audited Annual Financial Information" in the Company's 2004 Annual Report, which is attached as Exhibit 13 to this Form 10-K/A (Amendment No. 2), is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

       EXHIBIT
        NUMBER                   DESCRIPTION
       -------                   -----------

         13.1     2004 Annual Report

         23.1     Consent of BDO Seidman, LLP

         23.2     Consent of BDO Seidman, LLP

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

                            AMERICAN BUSINESS FINANCIAL SERVICES, INC.


Date: December 2, 2004      By:     /s/ Anthony J. Santilli
                               -----------------------------------------------
                            Name:   Anthony J. Santilli
                            Title:  Chairman, President, Chief Executive
                                    Officer, Chief Operating Officer
                                    and Director (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                   Capacity                                           Date
------------------------------------------  ------------------------------------------------------  ----------------

                                            Chairman, President, Chief Executive Officer,           December 2, 2004
 /s/ Anthony J. Santilli                    Chief Operating Officer and Director (Principal
 --------------------------------------     Executive and Operating Officer)
 Anthony J. Santilli

 /s/ Albert W. Mandia                       Executive Vice President and Chief Financial            December 2, 2004
 --------------------------------------     Officer (Principal Financial and Accounting
 Albert W. Mandia                           Officer)

                                                                Director                            December  , 2004
 --------------------------------------
 Leonard Becker

                                                                Director                            December  , 2004
 --------------------------------------
 Michael R. DeLuca

 /s/ Joseph Pignotti                                            Director                            December 2, 2004
 --------------------------------------
 Joseph Pignotti

                                                                Director                            December  , 2004
 --------------------------------------
 Jerome Miller

 /s/ Warren E. Palitz                                           Director                            December 2, 2004
 --------------------------------------
 Warren E. Palitz

 /s/ Harold E. Sussman                                          Director                            December 2, 2004
 --------------------------------------
 Harold E. Sussman

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------

  13.1           2004 Annual Report

  23.1           Consent of BDO Seidman, LLP

  23.2           Consent of BDO Seidman, LLP

  31.1           Certification of Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

  31.2           Certification of Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002